Form 10-Q
period 2001-06-30
CERTEGY INC
filed 2001-08-14
CIK 1136893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    --------------

                    Commission file number    001-16427
                                           ----------------


                                  CERTEGY INC.
             (Exact name of registrant as specified in its charter)


         Georgia                                        58-2606325
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


     555 North Point Centre, East,
    Suite 300, Alpharetta, Georgia                            30022
----------------------------------------                  -------------
(Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code:  (678) 867-8000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.   Yes [x]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of August 8, 2001, 68,618,753 shares of the Corporation's common stock, $0.01 par value per share, were outstanding.

                                  CERTEGY INC.
                                  ------------

                                     INDEX
                                     -----

                                                                       Page
                                                                       -----
                         Part I. Financial Information

Item 1.  Combined Financial Statements:

         Combined Statements of Income (Unaudited) -
           Three Months Ended June 30, 2001 and 2000...................  3

         Combined Statements of Income (Unaudited) -
           Six Months Ended June 30, 2001 and 2000.....................  4

         Combined Balance Sheets -
           June 30, 2001 (Unaudited) and December 31, 2000.............  5

         Combined Statements of Cash Flows (Unaudited) -
           Six Months Ended June 30, 2001 and 2000.....................  6

         Notes to Combined Financial Statements........................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 21


                      Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders........... 22

Item 5.  Other Information:

         Pro Forma Combined Financial Statements (Unaudited)
           presented for information purposes.......................... 22

             Pro Forma Combined Statements of Income -
               Three Months and Six Months Ended June 30, 2001......... 23

             Pro Forma Combined Statements of Income -
               Three Months and Six Months Ended June 30, 2000......... 24

             Pro Forma Combined Balance Sheet - June 30, 2001.......... 25

             Notes to Pro Forma Combined Financial Statements.......... 26

         Supplemental Financial Information............................ 27

Item 6.  Exhibits and Reports on Form 8-K.............................. 28



                         PART I - FINANCIAL INFORMATION


ITEM 1.   COMBINED FINANCIAL STATEMENTS
          -----------------------------

                      COMBINED STATEMENTS OF INCOME
                    EQUIFAX PAYMENT SERVICES DIVISION
                                UNAUDITED

              (To be reorganized as Certegy Inc. - Note 1)
                (In thousands, except per share amounts)

                                                                                         Three Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                      2001                    2000
                                                                                   ----------               ---------
Revenues                                                                            $205,416                 $193,108
                                                                                    --------                 --------
Operating expenses:
   Costs of services                                                                 144,479                  131,647
   Selling, general and administrative expenses                                       25,087                   24,912
                                                                                    --------                 --------
                                                                                     169,566                  156,559
                                                                                    --------                 --------
Operating income                                                                      35,850                   36,549
Other income (expense), net                                                             (190)                    (365)
Interest expense                                                                        (256)                     (38)
                                                                                    --------                 --------
Income before income taxes and minority interests                                     35,404                   36,146
Provision for income taxes                                                           (13,808)                 (14,149)
Minority interests in earnings, net of tax                                              (327)                     471
                                                                                    --------                 --------
Net income                                                                          $ 21,269                 $ 22,468
                                                                                    ========                 ========
Basic earnings per share                                                            $   0.31                 $   0.34
                                                                                    ========                 ========
Basic weighted average shares outstanding                                             68,268                   67,045
                                                                                    ========                 ========
Pro Forma basic earnings per share                                                  $   0.26                 $   0.27
                                                                                    ========                 ========

        The accompanying notes are an integral part of these Combined
                             Financial Statements.

                         COMBINED STATEMENTS OF INCOME
                       EQUIFAX PAYMENT SERVICES DIVISION
                                   UNAUDITED

                 (To be reorganized as Certegy Inc. - Note 1)
                   (In thousands, except per share amounts)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                      2001                    2000
                                                                                   ----------               ---------
Revenues                                                                            $400,392                 $370,669
                                                                                    --------                 --------
Operating expenses:
   Costs of services                                                                 287,923                  260,746
   Selling, general and administrative expenses                                       50,129                   49,464
                                                                                    --------                 --------
                                                                                     338,052                  310,210
                                                                                    --------                 --------
Operating income                                                                      62,340                   60,459
Other income (expense), net                                                             (506)                    (536)
Interest expense                                                                        (435)                    (184)
                                                                                    --------                 --------
Income before income taxes and minority interests                                     61,399                   59,739
Provision for income taxes                                                           (23,946)                 (23,384)
Minority interests in earnings, net of tax                                              (945)                     985
                                                                                    --------                 --------
Net income                                                                          $ 36,508                 $ 37,340
                                                                                    ========                 ========
Basic earnings per share                                                            $   0.54                 $   0.56
                                                                                    ========                 ========
Basic weighted average shares outstanding                                             68,136                   67,002
                                                                                    ========                 ========
Pro Forma basic earnings per share                                                  $   0.43                 $   0.43
                                                                                    ========                 ========

        The accompanying notes are an integral part of these Combined
                            Financial Statements.

                         COMBINED BALANCE SHEETS
                    EQUIFAX PAYMENT SERVICES DIVISION

              (To be reorganized as Certegy Inc. - Note 1)
                             (In thousands)

                                                                                June 30, 2001        December 31, 2000
                                                                                -------------        -----------------
                                                                                 (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                        $ 47,443              $ 29,794
   Trade accounts receivable, net of allowance for doubtful
     accounts of $2,117 and $2,148, respectively                                      85,367                99,472
   Settlement receivables                                                             78,277                48,173
   Other receivables                                                                   7,966                 7,706
   Deferred income taxes                                                               4,961                 4,827
   Other current assets                                                                9,691                 9,235
                                                                                    --------              --------
     Total current assets                                                            233,705               199,207

Property and equipment, net                                                           31,791                32,806
Intangibles, net                                                                     218,135               184,612
Other assets, net                                                                    103,174                85,820
                                                                                    --------              --------
Total Assets                                                                        $586,805              $502,445
                                                                                    ========              ========
LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Trade accounts payable                                                           $ 13,185              $ 18,465
   Settlement payables                                                                82,013                77,213
   Notes payable                                                                         221                   549
   Accrued salaries and bonuses                                                       11,249                11,871
   Income taxes payable                                                               13,111                 8,992
   Other current liabilities                                                          39,778                43,161
                                                                                    --------              --------
     Total current liabilities                                                       159,557               160,251

Deferred income taxes                                                                 10,353                11,390
Other long-term liabilities                                                            4,618                 1,280
                                                                                    --------              --------
     Total liabilities                                                               174,528               172,921
                                                                                    --------              --------
Minority interests                                                                         -                 5,906
                                                                                    --------              --------
Shareholder's equity:
   Equifax equity investment                                                         488,460               380,906
   Cumulative translation adjustment                                                 (76,183)              (57,288)
                                                                                    --------              --------
     Total shareholder's equity                                                      412,277               323,618
                                                                                    --------              --------
Total Liabilities and Shareholder's Equity                                          $586,805              $502,445
                                                                                    ========              ========


        The accompanying notes are an integral part of these Combined
                            Financial Statements.

                       COMBINED STATEMENTS OF CASH FLOWS
                       EQUIFAX PAYMENT SERVICES DIVISION
                                   UNAUDITED

                 (To be reorganized as Certegy Inc. - Note 1)
                                (In thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                     2001                  2000
                                                                                 ------------          -------------
Cash flows from operating activities:
  Net income                                                                       $ 36,508               $ 37,340
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    21,381                 21,660
    Minority interests in earnings                                                      945                   (985)
    Changes in assets and liabilities, excluding effects of acquisitions:
      Accounts receivable, net                                                       11,960                  1,935
      Current liabilities, excluding notes payable and settlement
        payables                                                                     (3,270)                (3,984)
      Settlement receivables and payables, net                                      (25,303)                   986
      Other current assets                                                           (1,080)                   540
      Deferred income taxes                                                             226                     --
      Other long-term liabilities                                                       491                  4,602
      Other assets                                                                   (6,829)                   206
                                                                                   --------               --------
  Net cash provided by operating activities                                          35,029                 62,300
                                                                                   --------               --------
Cash flows from investing activities:
  Capital expenditures                                                              (26,701)               (17,560)
  Acquisitions, net of cash acquired                                                (55,504)               (12,502)
                                                                                   --------               --------
  Net cash used in investing activities                                             (82,205)               (30,062)
                                                                                   --------               --------
Cash flows from financing activities:
  Net borrowings from (repayments to) Equifax                                        68,354                (34,525)
  Change in notes payable                                                              (292)                  (406)
                                                                                   --------               --------
  Net cash provided by (used in) financing activities                                68,062                (34,931)
                                                                                   --------               --------
Effect of foreign currency exchange rates on cash                                    (3,237)                (1,516)
                                                                                   --------               --------
Net cash provided (used)                                                             17,649                 (4,209)
Cash and cash equivalents, beginning of period                                       29,794                 33,617
                                                                                   --------               --------
Cash and cash equivalents, end of period                                           $ 47,443               $ 29,408
                                                                                   ========               ========

        The accompanying notes are an integral part of these Combined
                            Financial Statements.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   Spin-off and Basis of Presentation

In October 2000, the Board of Directors of Equifax Inc. ("Equifax") announced its intent to spin-off its Payment Services division, subject to certain conditions, into a separate publicly traded company with its own management and Board of Directors (the "Distribution"). In April 2001, the IRS issued a positive ruling related to the tax-free nature of the Distribution for U.S. federal income tax purposes. On June 11, 2001, the Distribution was approved by Equifax's Board of Directors, and on July 7, 2001, the spin-off was accomplished by transferring the assets, liabilities, and stock of the businesses that comprise the Payment Services division to Certegy Inc. ("Certegy") and then distributing all of the shares of Certegy common stock to Equifax's shareholders. The Equifax shareholders received one share of Certegy common stock for every two shares of Equifax common stock held. In conjunction with the Distribution, Certegy made a cash payment to Equifax of $275 million. This cash payment was funded through the $400 million of unsecured credit facilities obtained by Certegy in July 2001. Certegy was incorporated on March 2, 2001, under the name Equifax PS, Inc., as a wholly-owned subsidiary of Equifax. Certegy did not have any operations, assets, or liabilities until the contribution by Equifax to Certegy of the Payment Services division prior to the Distribution.

The combined financial statements presented in this report include the accounts of the Equifax businesses that comprise its Payment Services division (collectively referred to as the "Company"). The Company provides credit and debit card processing and check risk management services to financial institutions and merchants throughout the world, through two segments, Card Services and Check Services. Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, France, and Spain. Also, Card Services provides merchant processing services in the U.S. and card processing software support and consulting services in 27 countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

The Company has prepared these combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these combined financial statements be read in conjunction with the combined financial statements and the notes to those statements included in the Company's latest Registration Statement on Form 10 filed on June 11, 2001.

2.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.   Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares. Weighted average shares outstanding is computed by applying the distribution ratio of 0.5 shares of Certegy common stock to the historical Equifax weighted average shares outstanding for the same periods presented.

Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. Diluted EPS is not presented in these financial statements, as there are no historical market share prices for Certegy common stock, as regular way public trading did not commence until July 9, 2001. Accordingly, the dilutive effect of stock options cannot be determined. At June 30, 2001, the number of shares of Equifax common stock subject to options held by option holders who became Certegy employees was approximately 2.6 million. Based upon initial trading values, these Equifax options have been converted into approximately 3.2 million Certegy options. Assuming a Certegy market price of $30, $35, and $40, these options generate approximately an incremental 1.0 million, 1.3 million, and 1.5 million shares, respectively, for the diluted EPS calculation. Commencing with the third quarter of 2001, a diluted EPS calculation will be included in the historical results.

Pro forma EPS is calculated by dividing pro forma net income by the weighted average number of common shares. Pro forma net income includes adjustments assuming that the Distribution had taken place at the beginning of 2000. The full pro forma combined statements of income for the three months and six months ended June 30, 2001 and 2000, are included in Item 5, "Other Information," of
Part II of this quarterly report.

4.   Comprehensive Income

The components of comprehensive income for the six months ended June 30, 2001 and 2000 are as follows:

                                                                                2001       2000
                                                                              --------    -------
                                                                                 (In thousands)
Net income................................................................    $ 36,508    $37,340
Change in cumulative foreign currency translation adjustment..............     (18,895)    (2,912)
                                                                              --------    -------
Comprehensive income......................................................    $ 17,613    $34,428
                                                                              ========    =======

5.   Acquisition

In May 2001, the Company increased its ownership in Unnisa Ltda. ("Unnisa"), a card processing business in Brazil, from 59.3% to 100% by acquiring the remaining interest for a purchase price of $55.5 million. This interest was acquired with cash and accounted for as a purchase. The results of operations have been included in the combined statements of income from the date of acquisition and were not material.

6.   Transactions with Equifax

There are no material intercompany purchase or sales transactions between Equifax and the Company. Under Equifax's centralized cash management system, excess cash sent to Equifax and short-term advances from Equifax are reflected as intercompany receivables or payables and are included in the Equifax equity investment in the accompanying combined balance sheets.

The Company was charged with certain Equifax corporate expenses that were allocated to the Company based on the Company's proportionate amount of revenues, number of employees, and other relevant factors as compared to related totals for Equifax. In the opinion of management, these allocations have been made on a reasonable basis. Management believes that, had the Company been operating on a stand-alone basis, it would have incurred additional expenses of approximately $1.6 million and $3.3 million for the three month and six month periods, respectively, which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees. The increase in pension expense is a result of the Company no longer benefiting from the over-funded status of the consolidated Equifax pension plan. Management believes that all other costs allocated to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.
In conjunction with the separation of their businesses, the Company and Equifax entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the provision of certain transition support services by each party.

7.   Segment Information

Operating revenues and operating income by segment for the three months and six months ended June 30, 2001 and 2000 are as follows:

                                                     Three Months              Six Months
                                                     Ended June 30            Ended June 30
                                                  --------------------     --------------------
                                                    2001        2000         2001       2000
                                                  --------   ---------     --------   ---------
                                                               (In thousands)
Operating revenues:
Card Services(1)............................      $138,610     $130,157    $269,847    $249,401
Check Services................................      66,806       62,951     130,545     121,268
                                                  --------     --------    --------    --------
                                                  $205,416     $193,108    $400,392    $370,669
                                                  ========     ========    ========    ========

Operating income:
Card Services(1)............................      $ 27,580     $ 27,916    $ 50,180    $ 45,192
Check Services..............................        10,482       10,667      16,587      19,352
                                                  --------     --------    --------    --------
                                                    38,062       38,583      66,767      64,544
General Corporate Expense..................         (2,212)      (2,034)     (4,427)     (4,085)
                                                  --------     --------    --------    --------
                                                  $ 35,850     $ 36,549    $ 62,340    $ 60,459
                                                  ========     ========    ========    ========

Pro Forma(2)...............................       $ 34,225     $ 34,924    $ 59,090    $ 57,209
                                                  ========     ========    ========    ========

(1) The three months and six months ended June 30, 2001, include operating revenues and operating income of approximately $1.1 million from software license sales. The three months and six months ended June 30, 2000, include operating revenues and operating income of approximately $4.9 million from software license sales.

(2)  Includes pro forma stand-alone costs (Note 6).


Total assets by segment at June 30, 2001 and December 31, 2000 are as follows:

                                                                               June 30,  December 31,
                                                                                 2001        2000
                                                                               --------  ------------
                                                                                  (In thousands)
Card Services.............................................................     $488,653      $419,270
Check Services............................................................       79,053        83,175
                                                                               --------      --------
                                                                                567,706       502,445
Corporate.................................................................       19,099             -
                                                                               --------      --------
                                                                               $586,805      $502,445
                                                                               ========      ========

The Corporate assets at June 30, 2001 represent cash and the Company's portion of employee benefit program assets transferred from Equifax's corporate division, as well as deferred financing costs for the Company's new credit facility.

8.   Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. The Company did not have any derivative instruments at June 30, 2001.

9.   Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates pooling of interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company will adopt the standard effective January 1, 2002 for previous acquisitions and June 30, 2001 for all acquisitions occurring after June 30, 2001. Amortization of goodwill was approximately $4.1 million for the six months ended June 30, 2001. Earnings per share for the six months ended June 30, 2001, would have increased by approximately $0.04 had SFAS 142 been effective as of the beginning of 2001. The Company expects to complete its first fair value-based impairment tests by June 30, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company's results, the following discussion should be read in conjunction with the combined financial statements and pro forma combined financial statements of the Company, including the notes to those statements, included elsewhere in this report. It is also suggested that this management's discussion and analysis be read in conjunction with the management's discussion and analysis, combined financial statements, and pro forma combined financial statements included in the Company's latest Registration Statement on Form 10 filed on June 11, 2001.

Overview

The Company provides credit and debit card processing and check risk management services to financial institutions and merchants throughout the world, through two segments, Card Services and Check Services. Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, France, and Spain. Also, Card Services provides merchant processing services in the U.S. and card processing software support and consulting services in 27 countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

     Components of Income Statement

The Company generates revenue from (i) charges based on transaction volume (U.S.), accounts or cards processed (outside the U.S.), and fees for various services and products (globally) within Card Services, and (ii) charges based on transaction volume and fees for various services and products within Check Services. Revenues depend upon a number of factors, such as demand for and price of the Company's services, the technological competitiveness of the product line, the Company's reputation for providing timely and reliable service, competition within the industry, and general economic conditions.

Costs of services consist primarily of the costs of transaction processing systems, personnel to develop and maintain applications and operate computer networks and to provide customer support, losses on check guarantee services, interchange and other fees on merchant processing, and depreciation and occupancy costs associated with the facilities performing these functions. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to sales, non-revenue customer support functions and administrative employees and management, and certain Equifax corporate costs that have been allocated to the Company.

Results of Operations

The following table summarizes the Company's combined results for the three months and six months ended June 30, 2001 and 2000:

                                                           Three Months              Six Months
                                                           Ended June 30             Ended June 30
                                                       -------------------       -------------------
                                                         2001         2000        2001         2000
                                                       -------      -------      -------      ------
                                                          (In millions, except per share amounts)
Revenue.......................................         $205.4       $193.1       $400.4       $370.7
Operating income..............................         $ 35.9       $ 36.5       $ 62.3       $ 60.5
Other income (expense), net...................         $ (0.2)      $ (0.4)      $ (0.5)      $ (0.5)
Interest expense..............................         $ (0.3)      $ (0.0)      $ (0.4)      $ (0.2)
Net income....................................         $ 21.3       $ 22.5       $ 36.5       $ 37.3
Basic earnings per share......................         $ 0.31       $ 0.34       $ 0.54       $ 0.56

     Revenue

Second Quarter 2001 compared with Second Quarter 2000

Revenue in the second quarter of 2001 of $205.4 million increased by $12.3 million, or 6.4%, over the second quarter of 2000. Card Services revenue grew 6.5% and Check Services experienced revenue growth of 6.1%.

The growth in revenue was driven by increased volumes and was partially offset by changes in foreign exchange rates and software license sales. The second quarters include operating revenue of $1.1 million in 2001 and $4.9 million in 2000 from software license sales. The strengthening of the U.S. dollar against foreign currencies, particularly the British pound and the Brazilian real, reduced U.S. dollar equivalent revenue growth by $5.9 million, resulting in U.S. dollar revenue growth being 300 basis points below local currency revenue growth rates.

First Six Months 2001 compared with First Six Months 2000

Revenue in the first six months of 2001 of $400.4 million increased by $29.7 million, or 8.0%, over the first six months of 2000. Card Services revenue grew 8.2% and Check Services experienced revenue growth of 7.6%.

The growth in revenue was driven by increased volumes and was partially offset by changes in foreign exchange rates and software license sales. The six-month periods include operating revenue of $1.1 million in 2001 and $4.9 million in 2000 from software license sales. The strengthening of the U.S. dollar against foreign currencies, particularly the British pound and the Brazilian real, reduced U.S. dollar equivalent revenue growth by $10.2 million, resulting in U.S. dollar revenue growth being 275 basis points below local currency revenue growth rates.

     Operating Expenses

Second Quarter 2001 compared with Second Quarter 2000

Total operating expenses in the second quarter of 2001 of $169.6 million increased $13.0 million, or 8.3%, over the second quarter of 2000. Card Services' operating expenses grew $8.8 million, or 8.6%, Check Services' operating expenses grew $4.0 million, or 7.7%, and Corporate expense of $2.2 million grew $0.2 million, or 8.8%.

Costs of services in the second quarter of 2001 increased by $12.8 million, or 9.7%, over the second quarter of 2000, principally driven by increased volumes in both business segments, including higher guarantee loss rates in Check Services. An increase in card merchant and issuing volume added $9.1 million of cost and higher check volume and loss rates added $3.7 million of cost.

Selling, general, and administrative expense in the second quarter of 2001 increased $0.2 million, or 0.7%, over the second quarter of 2000.

First Six Months 2001 compared with First Six Months 2000

Total operating expenses in the first six months of 2001 of $338.1 million increased $27.8 million, or 9.0%, over the first six months of 2000. Card Services' operating expenses grew $15.5 million, or 7.6%, Check Services' operating expenses grew $12.0 million, or 11.8%, and Corporate expense of $4.4 million grew $0.3 million, or 8.4%.

Costs of services in the first six months of 2001 increased by $27.2 million, or 10.4%, over the first six months of 2000, principally driven by increased volumes in both business segments, including higher guarantee loss rates in Check Services. An increase in card merchant and issuing volume added $15.7 million of cost and higher check volume and loss rates added $11.5 million of cost.

Selling, general, and administrative expense in the first six months of 2001 increased $0.7 million, or 1.3%, over the first six months of 2000.

     Operating Income

Second Quarter 2001 compared with Second Quarter 2000

Operating income of $35.9 million in the second quarter of 2001 decreased $0.7 million, or 1.9%, below the second quarter of 2000. Combined operating margins were 17.5% in the 2001 quarter and 18.9% in the 2000 quarter. The decline in operating margin was driven principally by the higher levels of low-margin merchant processing revenues of Card Services, decreased profits of Check Services caused by higher comparative check guarantee loss rates, and declines in software license sales. The second quarters include operating income of $1.1 million in 2001 and $4.9 million in 2000 from software license sales.

First Six Months 2001 compared with First Six Months 2000

Operating income of $62.3 million in the first six months of 2001 increased $1.9 million, or 3.1%, over the first six months of 2000. Combined operating margins were 15.6% and 16.3% in the first six months of 2001 and 2000, respectively.
The increased operating income was driven principally by revenue growth and improved profits of Card Services primarily in the first quarter of 2001, but has been negatively impacted by decreased profits of Check Services, caused by higher comparative check guarantee loss rates, and declines in software license sales. The six-month periods include operating income of $1.1 million in 2001 and $4.9 million in 2000 from software license sales.

     Other Income (Expense), Net

Other income (expense) principally consists of net foreign exchange losses.

     Interest Expense

Interest expense principally consists of interest paid on a line of credit held by Unnisa, the Company's card processing operation in Brazil, and interest charged by Equifax on overnight funds borrowed on the Company's behalf. The Company has not been allocated any Equifax corporate debt or related interest expense as these amounts have not historically been allocated to the operating divisions by Equifax. Based on current rates, interest expense is expected to increase by approximately $14.5 million, representing the annual interest at a rate of LIBOR plus 100 basis points on the $275 million of debt used to fund the cash payment to Equifax in conjunction with the Distribution on July 7, 2001.

     Effective Tax Rate

The Company is included in the consolidated federal income tax return of Equifax. Federal and certain state tax provisions are settled through the intercompany accounts, and Equifax makes income tax payments on the Company's behalf. The provision for income taxes in the Company's combined statements of income reflects federal, state, and foreign taxes calculated using the separate return basis. The effective tax rate in the first six months of 2001 was 39.0%, which is the expected rate for the entire year. The effective tax rate in 2000 was 39.1%.

     Net Income and Basic Earnings per Share

Second Quarter 2001 compared with Second Quarter 2000

Net income in the second quarter of 2001 of $21.3 million decreased $1.2 million, or 5.3%, below the second quarter of 2000, driven primarily by the decline in operating income and a $0.8 million change in minority interest in earnings, net of tax, of international card operations. The 2001 quarter includes $0.3 million of earnings reduction related to minority ownership in the profits of Unnisa, the Company's Brazilian card processing operation. The 2000 quarter includes $0.5 million of earnings increase related to minority ownerships in the net loss of Unnisa and the U.K. card operations. The Company acquired full ownership of the U.K. card operation in September 2000 and Unnisa in May 2001.

First Six Months 2001 compared with First Six Months 2000

Net income in the first six months of 2001 of $36.5 million decreased $0.8 million, or 2.2%, below the first six months of 2000, driven primarily by a $1.9 million change in minority interest in earnings, net of tax, of international card operations. The first six months of 2001 includes $0.9 million of earnings reduction related to minority ownership in the profits of Unnisa. The 2000 quarter includes $1.0 million of earnings increase related to minority ownerships in the net loss of Unnisa and the U.K. card operations. The Company acquired full ownership of the U.K. card operation in September 2000 and Unnisa in May 2001.

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares. Weighted average shares outstanding is computed by applying the distribution ratio of 0.5 shares of Certegy common stock to the historical Equifax weighted average shares outstanding for the same periods presented.

Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. Diluted EPS is not presented in the combined financial statements, as there are no historical market share prices for Certegy common stock, as regular way public trading did not commence until July 9, 2001. Accordingly, the dilutive effect of stock options cannot be determined. At June 30, 2001, the number of shares of Equifax common stock subject to options held by option holders who became Certegy employees was approximately 2.6 million. Based upon initial trading values, these Equifax options have been converted into approximately 3.2 million Certegy options. Assuming a Certegy market price of $30, $35, and $40, these options generate approximately an incremental 1.0 million, 1.3 million, and 1.5 million shares, respectively, for the diluted EPS calculation. Commencing with the third quarter of 2001, a diluted EPS calculation will be included in the historical results.

Segment Results

The following table summarizes the segment results for the three months and six months ended June 30, 2001 and 2000:

                                             Three Months Ended June 30                      Six Months Ended June 30
                                       --------------------------------------          -------------------------------------
                                                                  Operating                                      Operating
                                           Revenue                 Income                Revenue                  Income
                                       ---------------          -------------          --------------         --------------
                                        2001     2000            2001   2000            2001    2000            2001   2000
                                       ------  -------          -----  -----           ------  ------         ------- ------
                                                                           (In millions)
     Card Services..................   $138.6   $130.1          $27.6   $27.9          $269.9  $249.4          $50.1   $45.2
     Check Services.................     66.8     63.0           10.5    10.6           130.5   121.3           16.6    19.4
                                       ------   ------          -----   -----          ------  ------          -----   -----
                                        205.4    193.1           38.1    38.5           400.4   370.7           66.7    64.6
     General Corporate Expense.......       -        -           (2.2)   (2.0)              -       -           (4.4)   (4.1)
                                       ------   ------          -----   -----          ------  ------          -----   -----
                                       $205.4   $193.1          $35.9   $36.5          $400.4  $370.7          $62.3   $60.5
                                       ======   ======          =====   =====          ======  ======          =====   =====

     Pro Forma.......................                           $34.2   $34.9                                  $59.1   $57.2
                                                                =====   =====                                  =====   =====

Based upon current forecasts, management expects that the future relative contribution to revenue and profits, and capital requirements of these segments, will remain consistent with historical percentages.

     Card Services

Second Quarter 2001 compared with Second Quarter 2000

Card Services' revenue in the second quarter of 2001 increased $8.5 million, a 6.5% growth over the second quarter of 2000. Revenue in the U.S. of $109.9 million in the 2001 quarter was an increase of $9.5 million, or 9.5%, over the 2000 quarter, driven by increases in merchant processing, which contributed approximately $9.4 million of the U.S. revenue growth in the second quarter of 2001.

International revenue of $28.8 million in the 2001 quarter decreased $1.1 million, or 3.5%, below the 2000 quarter. International revenue includes software licensing revenue, which has declined from $6.4 million in the 2000 quarter to $4.4 million in the 2001 quarter, as the Company has de-emphasized software licensing as it grows its global processing operations. Also contributing to the international revenue decline was the strengthening of the U.S. dollar. Exchange rate changes of the Brazilian real and the British pound reduced revenue growth by approximately $5.0 million. On a local currency basis, international revenue increased by approximately 25.1%.

Card Services' operating income in the second quarter of 2001 decreased $0.3 million, or 1.2%, below the second quarter of 2000. Operating margins were 19.9% in the 2001 quarter and 21.4% in the 2000 quarter. Reduction in card software licensing and higher levels of low-margin merchant processing revenues have had a negative impact on overall operating margins in the second quarter of 2001.

First Six Months 2001 compared with First Six Months 2000

Card Services' revenue in the first six months of 2001 increased $20.4 million, an 8.2% growth over the first six months of 2000. Revenue in the U.S. of $214.6 million in the first six months of 2001 was an increase of $20.8 million, or 10.7%, over the first six months of 2000, driven by increases in card issuing transactions and merchant volumes. Merchant processing contributed approximately $17.9 million of the U.S. revenue growth in the first six months of 2001.

International revenue of $55.3 million in the first six months of 2001 decreased $0.3 million, or 0.6%, below the first six months of 2000. International revenue includes software licensing revenue, which has declined from $9.1 million in the first six months of 2000 to $6.1 million in the first six months of 2001, as the Company has de-emphasized software licensing as it grows its global processing operations. Also contributing to the international revenue decline was the strengthening of the U.S. dollar. Exchange rate changes of the Brazilian real and the British pound reduced revenue growth by approximately $8.1 million. On a local currency basis, international revenue increased by approximately 23.1%.

Card Services' operating income in the first six months of 2001 increased $5.0 million, or 11.0%, over the first six months of 2000. Operating margins were 18.6% and 18.1% in the first six months of 2001 and 2000, respectively. Operating margins have benefited from revenue increasing at a higher rate than costs primarily in U.S. card operations.

   Check Services

Second Quarter 2001 compared with Second Quarter 2000

Check Services' revenue in the second quarter of 2001 increased $3.9 million, a 6.1% growth over the second quarter of 2000. Revenue in the U.S. of $54.7 million in the 2001 quarter was an increase of $4.3 million, or 8.6%, over the 2000 quarter, driven by increased volume largely resulting from the addition of new customers. The face amount of checks authorized in the U.S. totaled $6.8 billion in the 2001 quarter and $6.2 billion in the 2000 quarter.

International revenue of $12.2 million in the 2001 quarter decreased $0.5 million, or 3.7%, below the 2000 quarter. The strengthening of the U.S. dollar against the British pound reduced international check revenue growth by $0.9 million. The face amount of checks authorized in the international operations total $0.8 billion in both the 2001 and 2000 quarters. On a local currency basis, international revenue increased approximately 3.5%

Check Services' operating income in the second quarter of 2001 decreased $0.2 million, or 1.7%, below the second quarter of 2000. Operating margins were 15.7% in the 2001 quarter and 16.9% in the 2000 quarter. The decline in profitability is attributed to higher check guarantee loss rates in the 2001 quarter.

First Six Months 2001 compared with First Six Months 2000

Check Services' revenue in the first six months of 2001 increased $9.3 million, a 7.6% growth over the first six months of 2000. Revenue in the U.S. of $106.3 million in the first six months of 2001 was an increase of $10.0 million, or 10.4%, over the first six months of 2000, driven by increased volume largely resulting from the addition of new customers. The face amount of checks authorized in the U.S. totaled $12.9 billion and $11.8 billion in the first six months of 2001 and 2000, respectively.

International revenue of $24.2 million in the first six months of 2001 decreased $0.7 million, or 2.8%, below the first six months of 2000. The strengthening of the U.S. dollar against the British pound reduced international check revenue growth by $2.1 million. The face amount of checks authorized in the international operations total $1.6 billion in both the 2001 and 2000 periods. On a local currency basis, international revenue increased approximately 5.5%.

Check Services' operating income in the first six months of 2001 decreased $2.8 million, or 14.3%, below the first six months of 2000. Operating margins were 12.7% and 16.0% in the first six months of 2001 and 2000, respectively. The decline in profitability is attributed to higher check guarantee loss rates in 2001.

     General Corporate

General corporate expense of $2.2 million and $2.0 million in the second quarters of 2001 and 2000, respectively, and $4.4 million and $4.1 million in the first six months of 2001 and 2000, respectively, represent certain Equifax corporate expenses that were allocated to the Company based on the Company's proportionate amount of revenues, number of employees, and other relevant factors as compared to related totals for Equifax. In the opinion of management, these allocations have been made on a reasonable basis. Management believes that, had the Company been operating on a stand-alone basis, it would have incurred additional expenses of approximately $1.6 million and $3.3 million for the second quarter and six month periods, respectively, which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees. The increase in pension expense is a result of the Company no longer benefiting from the over-funded status of the consolidated Equifax pension plan. Management believes that all other costs allocated to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

Liquidity and Capital Resources

First Six Months 2001 compared with First Six Months 2000

Net cash provided by operating activities amounted to $35.0 million in the first six months of 2001 as compared with $62.3 million in the first six months of 2000. The 2001 amount was reduced by $25.3 million related to the timing of settlements in the card and merchant processing clearing system. Operating activities provided cash of $60.3 million and $61.3 million in the first six months of 2001 and 2000, respectively, before the effect of this settlement activity. Operating cash flow has been sufficient to fund capital expenditures.

Net cash used in investing activities amounted to $82.2 million in the first six months of 2001 and $30.1 million in the first six months of 2000. Capital expenditures, exclusive of acquisitions, amounted to $26.7 million and $17.6 million in the first six months of 2001 and 2000, respectively. Acquisitions, net of cash acquired, totaled $55.5 million and $12.5 million in the first six months of 2001 and 2000, respectively. The Company expects total capital expenditures, exclusive of acquisitions, to approximate $45 million in 2001.

Net cash provided by (used in) financing activities amounted to $68.1 million in the first six months of 2001 and $(34.9) million in the first six months of 2000. Net borrowings from (repayments to) Equifax amounted to $68.4 million and $(34.5) million in the first six months of 2001 and 2000, respectively.

In July 2001, the Company obtained $400 million of unsecured credit facilities, a portion of which was used to fund the cash payment to Equifax of $275 million on July 7, 2001. Management believes that the current level of cash and cash equivalents, $47.4 million as of June 30, 2001, future cash flows from operations, and the amount of the credit facility in excess of the $275 million payment described above, will be sufficient to meet the needs of existing operations and planned requirements for the foreseeable future.

Management regularly evaluates cash requirements for current operations, development activities, and acquisitions. The Company may elect to raise additional funds for these purposes, either through further bank financing or the public capital markets, as appropriate. Based on the Company's recent financial results and current financial position, management believes that additional funding will be available if required to meet the Company's capital requirements.

Seasonality, Inflation, and Economic Downturns

The Company is subject to the impact of general economic conditions; however, this has historically been mitigated by the continued demand for payment transaction processing. The Company is also subject to certain seasonal fluctuations such as peak activity during the holiday buying season.

Management does not believe that inflation has had a material effect on the Company's operating results. However, inflation could adversely affect the financial results were inflation to result in a substantial weakening in economic conditions that adversely affect the level of consumer spending.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about the Company and its industry. They are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ significantly from what is expressed in those statements. The factors that could, either individually or in the aggregate, affect the Company's performance include matters such as a change in the growth rate of the overall U.S. economy, or the international economies where the Company does business, such that consumer spending and related consumer debt are impacted; a decline or change in the marketing techniques of credit card issuers; a reversal of the trend toward credit card use increasing as a percentage of total consumer expenditures; unanticipated cancellation or termination of customer contracts; risks associated with investments and operations in foreign countries, including regulatory environments, exchange rate fluctuations, and local political, social, and economic factors; the extent to which the Company can continue successful development and marketing of new products and services; and generally other risks listed in the "Risk Factors" and "Forward-Looking Statements" sections of the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately 20% of the Company's revenue for the six months ended June 30, 2001 and 42% of the Company's assets at June 30, 2001 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. The Company is most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. Historically, the Company has not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective. The impact of currency fluctuations on profitability has not been significant since both revenue and costs of these businesses are denominated in local currency. The Company may use derivative financial instruments in the future if it is deemed to be useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment, largely related to the Company's investment in Unnisa, the Brazilian card processing operation, was a $76.2 million and $57.3 million reduction of shareholder's equity at June 30, 2001 and December 31, 2000, respectively.

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The following matters were approved by Equifax as the sole shareholder of the Company by written consent on the dates indicated below. All such matters were approved prior to the pro rata distribution by Equifax of its shares of the Common Stock of the Company to the shareholders of Equifax, and the registration of the Common Stock under the Securities Exchange Act of 1934.

May 25, 2001     Amendment of the Articles of Incorporation to change the Company's name to "Certegy Inc."
June 8, 2001     Merger of the Company's wholly-owned limited liability company subsidiary, KLR, LLC, with and into the Company
June 19, 2001    Amendment of the Articles of Incorporation to increase the authorized shares of the Company
June 29, 2001    Amendment and Restatement of the Articles of Incorporation

                 Election of the following directors to the Board:

                   Terms Expiring 2002:  Thomas F. Chapman and Charles T. Doyle
                   Terms Expiring 2003:  Robert H. Bohannon, Richard N. Child
                                         and Lee A. Kennedy
                   Terms Expiring 2004:  David K. Hunt and Kathy Brittain White

                 Approval of 2001 Stock Incentive Plan and Non-Employee Director
                 Stock Option Plan

                 Ratification of certain prior Company actions, including relating to the pro rata distribution by Equifax of its shares of the Common Stock of the Company to the shareholders of Equifax and the approval of the Rights Agreement



Item 5.   Other Information
          -----------------

The following pro forma combined financial statements have been prepared as if the Distribution had taken place at the beginning of 2000 and are presented for information purposes.

                    PRO FORMA COMBINED STATEMENTS OF INCOME
                       EQUIFAX PAYMENT SERVICES DIVISION
                                   UNAUDITED

                      (To be reorganized as Certegy Inc.)
                   (In thousands, except per share amounts)


                                                                               Three Months Ended
                                                                                 June 30, 2001
                                                             -----------------------------------------------------
                                                                                   Pro Forma             Pro Forma
                                                             Historical           Adjustments             Combined
                                                             ----------           -----------            ----------
Revenues                                                      $ 205,416              $                    $ 205,416
                                                              ---------             ---------             ---------
Operating expenses:
   Costs of services                                            144,479                 1,175 (a)           145,654
   Selling, general and administrative expenses                  25,087                   450 (a)            25,537
                                                              ---------             ---------             ---------
                                                                169,566                 1,625               171,191
                                                              ---------             ---------             ---------
Operating income                                                 35,850                (1,625)               34,225
Other income (expense), net                                        (190)                                       (190)
Interest expense                                                   (256)               (3,804)(b)            (4,060)
                                                              ---------             ---------             ---------
Income before income taxes and minority interests                35,404                (5,429)               29,975
Provision for income taxes                                      (13,808)                2,118 (c)           (11,690)
Minority interests in earnings, net of tax                         (327)                                       (327)
                                                              ---------             ---------             ---------
Net income                                                    $  21,269             $  (3,311)            $  17,958
                                                              =========             =========             =========
Basic earnings per share                                      $    0.31                                   $    0.26
                                                              =========                                   =========
Basic weighted average shares outstanding                        68,268                                      68,268
                                                              =========                                   =========

                                                                                Six Months Ended
                                                                                 June 30, 2001
                                                             -----------------------------------------------------
                                                                                   Pro Forma             Pro Forma
                                                             Historical           Adjustments             Combined
                                                             ----------           -----------            ----------
Revenues                                                      $ 400,392              $                    $ 400,392
                                                              ---------             ---------             ---------
Operating expenses:
   Costs of services                                            287,923                 2,350 (a)           290,273
   Selling, general and administrative expenses                  50,129                   900 (a)            51,029
                                                              ---------             ---------             ---------
                                                                338,052                 3,250               341,302
                                                              ---------             ---------             ---------
Operating income                                                 62,340                (3,250)               59,090
Other income (expense), net                                        (506)                                       (506)
Interest expense                                                   (435)               (8,413)(b)            (8,848)
                                                              ---------             ---------             ---------
Income before income taxes and minority interests                61,399               (11,663)               49,736
Provision for income taxes                                      (23,946)                4,549 (c)           (19,397)
Minority interests in earnings, net of tax                         (945)                                       (945)
                                                              ---------             ---------             ---------
Net income                                                    $  36,508             $  (7,114)            $  29,394
                                                              =========             =========             =========
Basic earnings per share                                      $    0.54                                   $    0.43
                                                              =========                                   =========
Basic weighted average shares outstanding                        68,136                                      68,136
                                                              =========                                   =========

   The accompanying notes are an integral part of these Pro Forma Combined
                             Financial Statements.

                    PRO FORMA COMBINED STATEMENTS OF INCOME
                       EQUIFAX PAYMENT SERVICES DIVISION
                                   UNAUDITED

                     (To be reorganized as Certegy Inc.)
                   (In thousands, except per share amounts)


                                                                               Three Months Ended
                                                                                 June 30, 2000
                                                             -----------------------------------------------------
                                                                                   Pro Forma             Pro Forma
                                                             Historical           Adjustments             Combined
                                                             ----------           -----------            ----------
Revenues                                                      $ 193,108              $                    $ 193,108
                                                              ---------             ---------             ---------
Operating expenses:
   Costs of services                                            131,647                 1,175 (a)           132,822
   Selling, general and administrative expenses                  24,912                   450 (a)            25,362
                                                              ---------             ---------             ---------
                                                                156,559                 1,625               158,184
                                                              ---------             ---------             ---------
Operating income                                                 36,549                (1,625)               34,924
Other income (expense), net                                        (365)                                       (365)
Interest expense                                                    (38)               (5,503)(b)            (5,541)
                                                              ---------             ---------             ---------
Income before income taxes and minority interests                36,146                (7,128)               29,018
Provision for income taxes                                      (14,149)                2,790 (c)           (11,359)
Minority interests in earnings, net of tax                          471                                         471
                                                              ---------             ---------             ---------
Net income                                                    $  22,468             $  (4,338)            $  18,130
                                                              =========             =========             =========
Basic earnings per share                                      $    0.34                                   $    0.27
                                                              =========                                   =========
Basic weighted average shares outstanding                        67,045                                      67,045
                                                              =========                                   =========

                                                                                Six Months Ended
                                                                                 June 30, 2000
                                                             -----------------------------------------------------
                                                                                   Pro Forma             Pro Forma
                                                             Historical           Adjustments             Combined
                                                             ----------           -----------            ----------
Revenues                                                      $ 370,669              $                    $ 370,669
                                                              ---------             ---------             ---------
Operating expenses:
   Costs of services                                            260,746                 2,350 (a)           263,096
   Selling, general and administrative expenses                  49,464                   900 (a)            50,364
                                                              ---------             ---------             ---------
                                                                310,210                 3,250               313,460
                                                              ---------             ---------             ---------
Operating income                                                 60,459                (3,250)               57,209
Other income (expense), net                                        (536)                                       (536)
Interest expense                                                   (184)              (10,648)(b)           (10,832)
                                                              ---------             ---------             ---------
Income before income taxes and minority interests                59,739               (13,898)               45,841
Provision for income taxes                                      (23,384)                5,440 (c)           (17,944)
Minority interests in earnings, net of tax                          985                                         985
                                                              ---------             ---------             ---------
Net income                                                    $  37,340             $  (8,458)            $  28,882
                                                              =========             =========             =========
Basic earnings per share                                      $    0.56                                   $    0.43
                                                              =========                                   =========
Basic weighted average shares outstanding                        67,002                                      67,002
                                                              =========                                   =========

   The accompanying notes are an integral part of these Pro Forma Combined
                             Financial Statements.

                       PRO FORMA COMBINED BALANCE SHEET
                       EQUIFAX PAYMENT SERVICES DIVISION
                                 JUNE 30, 2001
                                   UNAUDITED

                      (To be reorganized as Certegy Inc.)
                                (In thousands)

                                                                                      Pro Forma             Pro Forma
                                                                Historical           Adjustments             Combined
                                                                ----------           -----------            ---------
ASSETS

Current assets:
   Cash and cash equivalents                                       $ 47,443           $                      $ 47,443
   Trade accounts receivable, net of allowance
     for doubtful accounts of $2,117                                 85,367                                    85,367
   Settlement receivables                                            78,277                                    78,277
   Other receivables                                                  7,966                                     7,966
   Deferred income taxes                                              4,961                                     4,961
   Other current assets                                               9,691                                     9,691
                                                                   --------           ---------             ---------
     Total current assets                                           233,705                   -               233,705

Property and equipment, net                                          31,791                                    31,791
Intangibles, net                                                    218,135                                   218,135
Other assets, net                                                   103,174                                   103,174
                                                                   --------           ---------             ---------
Total Assets                                                       $586,805           $       -             $ 586,805
                                                                   ========           =========             =========

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Trade accounts payable                                          $ 13,185           $                     $  13,185
   Settlement payables                                               82,013                                    82,013
   Notes payable                                                        221                                       221
   Accrued salaries and bonuses                                      11,249                                    11,249
   Income taxes payable                                              13,111                                    13,111
   Other current liabilities                                         39,778                                    39,778
                                                                   --------           ---------             ---------
     Total current liabilities                                      159,557                   -               159,557

Deferred income taxes                                                10,353                                    10,353
Long-term debt                                                            -             275,000 (d)           275,000
Other long-term liabilities                                           4,618                                     4,618
                                                                   --------           ---------             ---------
     Total liabilities                                              174,528             275,000               449,528
                                                                   --------           ---------             ---------
Shareholder's equity:
   Common stock and paid-in capital                                       -             213,460 (d)           213,460
   Equifax equity investment                                        488,460            (488,460)(d)                 -
   Cumulative translation adjustment                                (76,183)                                  (76,183)
                                                                   --------           ---------             ---------
     Total shareholder's equity                                     412,277            (275,000)              137,277
                                                                   --------           ---------             ---------
Total Liabilities and Shareholder's Equity                         $586,805           $       -             $ 586,805
                                                                   ========           =========             =========


   The accompanying notes are an integral part of these Pro Forma Combined
                             Financial Statements.

                       EQUIFAX PAYMENT SERVICES DIVISION
                      (To be reorganized as Certegy Inc.)
               Notes to Pro Forma Combined Financial Statements
                                  (Unaudited)


1.  Pro Forma Combined Statement of Income Adjustments

    The following pro forma adjustments were made to the historical combined statements of income of the Company for the three months and six months ended June 30, 2001 and 2000 to reflect the Distribution as if it had occurred on January 1, 2000.

       a. To reflect additional expenses of approximately $1.6 million and $3.3 million for the three month and six month periods, respectively, which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees. The increase in pension expense is a result of the Company no longer benefiting from the over-funded status of the consolidated Equifax pension plan.

       b. To reflect interest expense on the $275 million of debt to be used to fund the cash payment to Equifax in conjunction with the Distribution, at an annual rate of LIBOR plus 100 basis points (5.17% and 7.64% for the three months ended June 30, 2001 and 2000, respectively, and 5.76% and 7.38% for the six months then ended, respectively), plus amortization of financing costs over the three-year term of the debt.

       c. To reflect the income tax benefit resulting from the pro forma adjustments using the Company's effective tax rate for the period.

2.  Pro Forma Combined Balance Sheet Adjustment

    The following pro forma adjustment was made to the historical combined balance sheet of the Company as of June 30, 2001 to reflect the Distribution as if it had occurred on June 30, 2001.

       d. To reflect the capitalization of the Equifax equity investment and the $275 million of debt to be used to fund the cash payment to Equifax in conjunction with the Distribution.

                                                SUPPLEMENTAL FINANCIAL INFORMATION
                                                 EQUIFAX PAYMENT SERVICES DIVISION
                                                            (UNAUDITED)

                                                (To be reorganized as Certegy Inc.)


1.   Revenues by product and service offerings are as follows (in millions):

                                                                       2000                                            2001
                                                ---------------------------------------------------            ---------------------
                                                  Q1             Q2             Q3             Q4                Q1             Q2
                                                ------         ------         ------         ------            ------         ------
     Card Issuer Services                       $ 81.6         $ 87.7         $ 92.3         $ 94.5            $ 86.0         $ 88.8
     Check Services                               58.3           63.0           63.1           75.7              63.7           66.8
     Merchant Processing Services                 35.0           36.1           37.1           41.1              43.5           45.5
     Other                                         2.7            6.3            2.2            1.9               1.8            4.3
                                                ------         ------         ------         ------            ------         ------
                                                $177.6         $193.1         $194.7         $213.2            $195.0         $205.4
                                                ======         ======         ======         ======            ======         ======

2.   Revenues by geographic area (based on location of customer) are as follows (in millions):

                                                                       2000                                            2001
                                                ---------------------------------------------------            ---------------------
                                                  Q1             Q2             Q3             Q4                Q1             Q2
                                                ------         ------         ------         ------            ------         ------
     Domestic                                   $139.5         $150.7         $152.9         $172.1            $156.8         $166.1
     International                                38.1           42.4           41.8           41.1              38.2           39.3
                                                ------         ------         ------         ------            ------         ------
                                                $177.6         $193.1         $194.7         $213.2            $195.0         $205.4
                                                ======         ======         ======         ======            ======         ======

3.   Check volume in dollars are as follows (in billions):

                                                                       2000                                            2001
                                                ---------------------------------------------------            ---------------------
                                                  Q1             Q2             Q3             Q4                Q1             Q2
                                                ------         ------         ------         ------            ------         ------
     Domestic                                   $  5.6         $  6.2         $  6.0         $  7.8            $  6.1         $  6.8
     International                                 0.8            0.8            0.8            0.9               0.8            0.8
                                                ------         ------         ------         ------            ------         ------
                                                $  6.4         $  7.0         $  6.8         $  8.7            $  6.9         $  7.6
                                                ======         ======         ======         ======            ======         ======

     Guarantee                                  $  4.8         $  5.2         $  5.0         $  6.2            $  5.0         $  5.4
     Verification                                  1.6            1.8            1.8            2.5               1.9            2.2
                                                ------         ------         ------         ------            ------         ------
                                                $  6.4         $  7.0         $  6.8         $  8.7            $  6.9         $  7.6
                                                ======         ======         ======         ======            ======         ======


4.   Number of cards and accounts processed (end of period) are as follows (in millions):

                                                                       2000                                            2001
                                                ---------------------------------------------------            ---------------------
                                                  Q1             Q2             Q3             Q4                Q1             Q2
                                                ------         ------         ------         ------            ------         ------
     Cards:
        Domestic                                  22.5           22.5           22.2           21.8              20.9           21.4
        International                              8.5            9.4           11.0           13.3              14.0           16.0
                                                ------         ------         ------         ------            ------         ------
                                                  31.0           31.9           33.2           35.1              34.9           37.4
                                                ======         ======         ======         ======            ======         ======

     Accounts:
        Domestic                                  17.0           17.0           16.8           16.6              16.0           16.4
        International                              7.6            8.4            9.8           11.8              12.5           14.3
                                                ------         ------         ------         ------            ------         ------
                                                  24.6           25.4           26.6           28.4              28.5           30.7
                                                ======         ======         ======         ======            ======         ======


5.   Merchant volumes in dollars and number of transactions are as follows:

                                                                       2000                                            2001
                                                ---------------------------------------------------            ---------------------
                                                  Q1             Q2             Q3             Q4                Q1             Q2
                                                ------         ------         ------         ------            ------         ------
     Dollars (in billions)                      $  1.6         $  1.6         $  1.7         $  1.9            $  1.9         $  2.1
                                                ======         ======         ======         ======            ======         ======

     Number of Transactions (in millions)         15.7           16.2           17.0           15.2              25.0           27.4
                                                ======         ======         ======         ======            ======         ======

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:


     The following exhibits are filed with this Report:


Exhibit No.                              Description
-----------                              -----------

10.1 Master Agreement previously filed as Exhibit 10.27 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC file no. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.2 Transaction Document #1 previously filed as Exhibit 10.26 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC file no. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934. )

10.3 Assignment and Assumption of Lease and Other Operative Documents, dated June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank.

10.4 Amended and Restated 364-Day Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A.

10.5 Amended and Restated Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A.

10.6 $130,000,000 Credit Agreement, dated June 29, 2001, between Certegy Inc. and First Union National Bank.

10.7 Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Andrade Gutierrez Telecomunicacoes Ltda., Andrade Gutierrez S.A., Construtora Andrade Gutierrez S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda.

10.8 Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Socma Americana S.A., Sideco Do Brasil S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda.

2.1 Distribution Agreement, Plan of Reorganization and Distribution, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as an Exhibit on Form 8-K filed July 20, 2001 (SEC file no. 001-16427) and incorporated by reference.

10.9 Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as an Exhibit on Form 8-K filed July 20, 2001 (SEC file no. 001-16427) and incorporated by reference.

10.10 Employee Benefits Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as an Exhibit on Form 8-K filed July 20, 2001 (SEC file no. 001-16427) and incorporated by reference.


(b)  Reports on Form 8-K:

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2001            CERTEGY INC.
      ------------------

                                  /s/ Lee A. Kennedy
                                  --------------------------------------
                          Its: President and Chief Executive Officer (duly authorized officer)


                                  /s/ Michael T. Vollkommer
                                  --------------------------------------------
                                  Corporate Vice President and Chief Financial
                                  Officer