Form 10-Q
period 2001-09-30
CERTEGY INC
filed 2001-11-14
CIK 1136893

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

                       Commission file number  001-16427
                                               ---------

                                  CERTEGY INC.
             (Exact name of registrant as specified in its charter)

          Georgia                                       58-2606325
          -------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           11720 Amberpark Drive
            Alpharetta, Georgia                                     30004
            -------------------                                     -----
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

     As of October 31, 2001, 68,758,518 shares of the Corporation's common stock, $0.01 par value per share, were outstanding.

                                  CERTEGY INC.

                                     INDEX


                                                                                                                           Page
                                                   Part I. Financial Information
Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Income (Unaudited) -
           Three Months Ended September 30, 2001 and 2000...........................................................         3

         Consolidated Statements of Income (Unaudited) -
           Nine Months Ended September 30, 2001 and 2000............................................................         4

         Consolidated Balance Sheets -
           September 30, 2001 (Unaudited) and December 31, 2000.....................................................         5

         Consolidated Statements of Cash Flows (Unaudited) -
           Nine Months Ended September 30, 2001 and 2000............................................................         6

         Notes to Consolidated Financial Statements.................................................................         7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................................................        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................................        17

                                                    Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders........................................................        18

Item 5.  Other Information:

         Pro Forma Consolidated Financial Statements (Unaudited)
           presented for information purposes.......................................................................        18

         Pro Forma Consolidated Statements of Income -
           Nine Months Ended September 30, 2001.....................................................................        19

         Pro Forma Consolidated Statements of Income -
           Three Months and Nine Months Ended September 30, 2000....................................................        20

         Notes to Pro Forma Combined Financial Statements...........................................................        21

         Supplemental Financial Information.........................................................................        22

Item 6.  Exhibits and Reports on Form 8-K...........................................................................        23

Signatures..........................................................................................................        24

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

                                 CERTEGY INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

                   (In thousands, except per share amounts)


                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                    ---------------------------
                                                                                      2001               2000
                                                                                    --------           --------
Revenues......................................................................      $217,983           $194,676
                                                                                    --------           --------
Operating expenses:
  Costs of services...........................................................       150,651            129,586
  Selling, general and administrative expenses................................        24,611             23,656
                                                                                    --------           --------
                                                                                     175,262            153,242
                                                                                    --------           --------
Operating income..............................................................        42,721             41,434
Other income (expense), net...................................................           383              1,861
Interest expense..............................................................        (3,664)              (357)
                                                                                    --------           --------

Income before income taxes and minority interests.............................        39,440             42,938
Provision for income taxes....................................................       (15,381)           (16,808)
Minority interests in earnings, net of tax....................................             -             (1,199)
                                                                                    --------           --------
Net income....................................................................      $ 24,059           $ 24,931
                                                                                    ========           ========
Basic:
  Earnings per share..........................................................      $   0.35           $   0.37
                                                                                    ========           ========
  Average shares outstanding..................................................        68,618             67,178
                                                                                    ========           ========
  Pro forma earnings per share................................................                         $   0.31
                                                                                                       ========
Diluted:
  Earnings per share..........................................................      $   0.35
                                                                                    ========
  Average shares outstanding..................................................        69,368
                                                                                    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                  CERTEGY INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

                    (In thousands, except per share amounts)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    ----------------------------
                                                                                      2001                2000
                                                                                    --------            --------
Revenues......................................................................      $618,375            $565,345
                                                                                    --------            --------
Operating expenses:
  Costs of services...........................................................       438,574             390,332
  Selling, general and administrative expenses................................        74,740              73,120
                                                                                    --------            --------
                                                                                     513,314             463,452
                                                                                    --------            --------
Operating income..............................................................       105,061             101,893
Other income (expense), net...................................................          (123)              1,325
Interest expense..............................................................        (4,099)               (541)
                                                                                    --------            --------
Income before income taxes and minority interests.............................       100,839             102,677
Provision for income taxes....................................................       (39,327)            (40,192)
Minority interests in earnings, net of tax....................................          (945)               (214)
                                                                                    --------            --------
Net income....................................................................      $ 60,567            $ 62,271
                                                                                    ========            ========
Basic:
  Earnings per share..........................................................      $   0.89            $   0.93
                                                                                    ========            ========
  Average shares outstanding..................................................        68,231              67,060
                                                                                    ========            ========
  Pro forma earnings per share................................................      $   0.78            $   0.74
                                                                                    ========            ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                  CERTEGY INC.
                          CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                                September 30,         December 31,
                                                                                     2001                 2000
                                                                              ----------------     ----------------
                                                                                 (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents.................................................        $ 43,175             $ 29,794
 Settlement deposits.......................................................          20,209                    -
 Trade accounts receivable, net of allowance for doubtful
   accounts of $2,141 and $2,148, respectively.............................          85,136               99,472
 Settlement receivables....................................................          58,389               48,173
 Other receivables.........................................................           8,543                7,706
 Deferred income taxes.....................................................           5,456                4,827
 Other current assets......................................................          13,937                9,235
                                                                                   --------             --------
   Total current assets....................................................         234,845              199,207

Property and equipment, net................................................          32,849               32,806
Intangibles, net...........................................................         223,384              184,612
Other assets, net..........................................................         127,995               85,820
                                                                                   --------             --------
Total Assets...............................................................        $619,073             $502,445
                                                                                   ========             ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable....................................................        $ 16,151             $ 18,465
 Settlement payables.......................................................          78,598               77,213
 Notes payable.............................................................             406                  549
 Accrued salaries and bonuses..............................................          11,088               11,871
 Income taxes payable......................................................          24,263                8,992
 Other current liabilities.................................................          46,220               43,161
                                                                                   --------             --------
   Total current liabilities...............................................         176,726              160,251

Long-term debt.............................................................         260,000                    -
Deferred income taxes......................................................          15,363               11,390
Other long-term liabilities................................................           7,339                1,280
                                                                                   --------             --------
   Total liabilities.......................................................         459,428              172,921
                                                                                   --------             --------
Minority interests.........................................................               -                5,906
                                                                                   --------             --------

Shareholders' equity:
 Preferred stock, $.01 par value, 100,000,000 shares authorized, none
  issued and outstanding...................................................               -                    -
 Common stock, $.01 par value, 300,000,000 shares authorized, 68,819,766
  shares issued and 68,738,366 shares outstanding..........................             688                    -
 Paid-in capital...........................................................         232,887                    -
 Retained earnings.........................................................          24,059                    -
 Unearned compensation on restricted stock ................................          (3,712)                   -
 Equifax equity investment.................................................               -              380,906
 Accumulated other comprehensive loss (Note 3).............................         (91,924)             (57,288)
                                                                                   --------             --------
                                                                                    161,998              323,618
 Treasury stock, at cost (81,400 shares at September 30, 2001).............          (2,353)                   -
                                                                                   --------             --------
   Total shareholders' equity..............................................         159,645              323,618
                                                                                    --------             --------
Total Liabilities and Shareholders' equity.................................        $619,073             $502,445
                                                                                   ========             ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                  CERTEGY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                 (In thousands)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                       -------------------------
                                                                                                        2001              2000
                                                                                                       -------           -------
Cash flows from operating activities:
 Net income.....................................................................................       $60,567          $ 62,271
 Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization................................................................        33,191            31,996
   Gain from sale of investments................................................................             -            (2,188)
   Minority interests in earnings...............................................................           945               214
   Changes in assets and liabilities, excluding effects of acquisitions:
     Accounts receivable, net...................................................................        11,925             8,322
     Current liabilities, excluding notes payable and settlement accounts.......................        11,872            (7,699)
     Settlement accounts, net...................................................................       (29,040)           (9,020)
     Other current assets.......................................................................        (3,001)           (1,110)
     Deferred income taxes......................................................................        (1,402)           (1,492)
     Other long-term liabilities................................................................         2,170             1,541
     Other assets...............................................................................        (4,149)              206
                                                                                                     ---------          --------
 Net cash provided by operating activities......................................................        83,078            83,041
                                                                                                     ---------          --------

Cash flows from investing activities:
 Capital expenditures...........................................................................       (40,703)          (25,826)
 Acquisitions, net of cash acquired.............................................................       (79,038)          (24,257)
 Proceeds from sale of investments..............................................................             -             6,850
                                                                                                     ---------          --------
 Net cash used in investing activities..........................................................      (119,741)          (43,233)
                                                                                                     ---------          --------

Cash flows from financing activities:
 Change in notes payable........................................................................           (90)              207
 Net borrowings from (repayments to) Equifax....................................................      (206,646)          (39,556)
 Net borrowings (repayments) on revolver........................................................       260,000                 -
 Treasury stock purchases.......................................................................        (2,353)                -
 Proceeds from exercise of stock options........................................................         2,172                 -
                                                                                                     ---------          --------
 Net cash provided by (used in) financing activities............................................        53,083           (39,349)
                                                                                                     ---------          --------

Effect of foreign currency exchange rates on cash...............................................        (3,039)           (2,581)
                                                                                                     ---------          --------
Net cash provided (used)........................................................................        13,381            (2,122)
Cash and cash equivalents, beginning of period..................................................        29,794            33,617
                                                                                                     ---------          --------
Cash and cash equivalents, end of period........................................................     $  43,175          $ 31,495
                                                                                                     =========          ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Spin-off and Basis of Presentation

In October 2000, the Board of Directors of Equifax Inc. ("Equifax") announced its intent to spin off its Payment Services division, subject to certain conditions, into a separate publicly traded company with its own management and Board of Directors (the "Distribution"). In April 2001, the IRS issued a positive ruling related to the tax-free nature of the Distribution for U.S. federal income tax purposes. On June 11, 2001, the Distribution was approved by Equifax's Board of Directors, and on July 7, 2001, the spin-off was accomplished by transferring the assets, liabilities, and stock of the businesses that comprise the Payment Services division to Certegy Inc. ("Certegy" or the "Company") and then distributing all of the shares of Certegy common stock to Equifax's shareholders. (The term "Company" is also used to refer to the Equifax Payment Services division prior to the distribution.) The Equifax shareholders received one share of Certegy common stock for every two shares of Equifax common stock held. In conjunction with the Distribution, Certegy made a cash payment to Equifax of $275 million. This cash payment was funded through the $400 million of unsecured credit facilities obtained by Certegy in July 2001. Certegy was incorporated on March 2, 2001, under the name Equifax PS, Inc., as a wholly-owned subsidiary of Equifax. Certegy did not have any operations, assets, or liabilities until the contribution by Equifax to Certegy of the Payment Services division prior to the Distribution.

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

The Company has prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the combined financial statements and the notes to those statements included in the Company's Registration Statement on Form 10 filed on June 11, 2001.

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

3.  Shareholders' Equity

Treasury Stock. In September 2001, the Company's Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The Company intends to use this program primarily to balance the dilutive effects of new stock issuances associated with its employee stock-based compensation. As of September 30, 2001, the Company had repurchased 81,400 shares.

Comprehensive Income. The components of comprehensive income for the nine months ended September 30, 2001 and 2000 are as follows:

                                                                                                          2001              2000
                                                                                                        -------            ------
                                                                                                               (in thousands)
Net income........................................................................................      $ 60,567           $62,271
Change in cumulative foreign currency translation adjustment......................................       (34,183)           (4,884)
Change in cumulative loss from cash flow hedging activities.......................................          (453)                -
                                                                                                        --------           -------
Comprehensive income..............................................................................      $ 25,931           $57,387
                                                                                                        ========           =======

Accumulated other comprehensive loss at September 30, 2001 and December 31, 2000 consists of the following components:

                                                                                            September 30,        December 31,
                                                                                                2001                 2000
                                                                                            -------------        ------------
                                                                                                        (in thousands)
Cumulative foreign currency translation adjustment........................................    $(91,471)              $(57,288)
Cumulative loss from cash flow hedging activities.........................................        (453)                    --
                                                                                              --------               --------
Accumulated other comprehensive loss......................................................    $(91,924)              $(57,288)
                                                                                              ========               ========

Unearned Compensation on Restricted Stock. In August 2001, the Company granted 122,566 shares of time vested restricted stock to officers and other key employees under the Certegy 2001 Stock Incentive Plan. The shares vest 100% at the end of the 30-month vesting period. Interim vesting is permitted only in certain circumstances; unvested shares are forfeited upon termination, unless retirement, death, or disability criteria are met. During the vesting period, the participants have rights to vote and receive any declared dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. Unearned compensation of $4.0 million was initially recorded based on the market value of the shares on the date of grant and is being amortized over 30 months. The unamortized balance of unearned compensation on restricted stock is included as a separate component of shareholders' equity.

4.  Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares. Prior to the commencement of public trading on July 9, 2001, these amounts were computed by applying the distribution ratio of 0.5 shares of Certegy common stock to the historical Equifax weighted average shares outstanding for the same periods presented.

Diluted EPS reflects the potential dilution that would occur if stock options were exercised and resulted in additional common shares outstanding. Diluted EPS is not presented for periods prior to the third quarter of 2001, as there are no historical market share prices for Certegy common stock prior to July 9, 2001. Accordingly, the dilutive effect of stock options for these periods could not be determined.

Pro forma EPS is calculated by dividing pro forma net income by the weighted average number of common shares. Pro forma net income includes adjustments assuming that the Distribution had taken place at the beginning of 2000. The full pro forma consolidated statements of income for the nine months ended September 30, 2001 and the three months and nine months ended September 30, 2000, are included in Item 5, "Other Information," of Part II of this quarterly report.

A reconciliation of the EPS calculations is as follows:


                                                                                 Three months ended             Nine months ended
                                                                                    September 30,                 September 30,
                                                                              ------------------------      ------------------------
                                                                               2001             2000         2001             2000
                                                                              -------          -------      -------          -------
                                                                                                 (in thousands)
Historical:
-----------
Net Income..........................................................          $24,059          $24,931      $60,567          $62,271

Weighted average shares outstanding - basic.........................           68,618           67,178       68,231           67,060
Effect of dilutive securities:
 Stock options......................................................              733
 Unvested restricted stock..........................................               17
                                                                              -------
Weighted average shares outstanding - diluted.......................           69,368
                                                                              =======


Earnings per share - basic..........................................          $  0.35         $  0.37      $  0.89          $  0.93
                                                                              =======         =======      =======          =======
Earnings per share - diluted........................................          $  0.35
                                                                              =======

Pro forma:
----------
Net Income..........................................................                          $20,568      $53,453          $49,450

Earnings per share - basic..........................................                          $  0.31      $  0.78          $  0.74
                                                                                              =======      =======          =======

5.  Acquisitions

In May 2001, the Company increased its ownership in Unnisa Ltda. ("Unnisa"), a card processing business in Brazil, from 59.3% to 100% by acquiring the remaining interest for a purchase price of $55.5 million. This interest was acquired with cash and accounted for as a purchase. In August 2001, the Company acquired Accu Chek, Inc. ("Accu Chek") for $25.0 million in cash. Accu Chek is the nation's leading provider of third-party check collection services. The results of operations have been included in the consolidated statements of income from the date of acquisition and were not material.

6.  Transactions with Equifax

There were no material intercompany purchase or sale transactions between Equifax and the Company through the Distribution date of July 7, 2001. Prior to the Distribution, the Company sent excess cash to Equifax under Equifax's centralized cash management system. This excess cash and short-term advances to the Company from Equifax are included in the Equifax equity investment in the accompanying consolidated balance sheet as of December 31, 2000.

Prior to the Distribution, the Company was charged with certain Equifax corporate expenses that were allocated to the Company based on the Company's proportionate amount of revenues, number of employees, and other relevant factors as compared to related totals for Equifax. In the opinion of management, those allocations were made on a reasonable basis. Management believes that, had the Company been operating on a stand-alone basis, it would have incurred additional expenses of approximately $3.3 million during the first six months of 2001, which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees. Management believes that all other costs allocated to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

In conjunction with the separation of their businesses, the Company and Equifax entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the provision of certain transition support services by each party.

7.  Segment Information

Operating revenues and operating income by segment for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                                        Three Months                        Nine Months
                                                                     Ended September 30                  Ended September 30
                                                                 --------------------------          --------------------------
                                                                   2001              2000              2001              2000
                                                                 --------          --------          --------          --------
                                                                                        (In thousands)
Operating revenues:
 Card Services..........................................         $146,572          $131,602          $416,419          $381,003
 Check Services.........................................           71,411            63,074           201,956           184,342
                                                                 --------          --------          --------          --------
                                                                 $217,983          $194,676          $618,375          $565,345
                                                                 ========          ========          ========          ========
Operating income:
 Card Services..........................................         $ 34,837          $ 32,487          $ 85,017          $ 77,679
 Check Services.........................................           11,386            10,765            27,973            30,117
                                                                 --------          --------          --------          --------
                                                                   46,223            43,252           112,990           107,796
 General Corporate Expense..............................           (3,502)           (1,818)           (7,929)           (5,903)
                                                                 --------          --------          --------          --------
                                                                 $ 42,721          $ 41,434          $105,061          $101,893
                                                                 ========          ========          ========          ========

Pro forma operating income(1)...........................                           $ 39,809          $101,811          $ 97,018
                                                                                   ========          ========          ========
(1)  Includes pro forma stand-alone costs (Note 6).

Total assets by segment at September 30, 2001 and December 31, 2000 are as follows:

                                                                                                 September 30,         December 31,
                                                                                                     2001                 2000
                                                                                                 -------------         ------------
                                                                                                          (in thousands)
Card Services.................................................................................      $445,869               $419,270
Check Services................................................................................       116,542                 83,175
                                                                                                    --------               --------
                                                                                                     562,411                502,445
Corporate.....................................................................................        56,662                     --
                                                                                                    --------               --------
                                                                                                    $619,073               $502,445
                                                                                                    ========               ========

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

At September 30, 2001, the Company held one interest rate swap arrangement that, in effect, fixes the interest rate for a related variable rate synthetic lease obligation. This derivative has been designated as a cash flow hedge, was documented as fully effective, and at September 30, 2001 was valued as a liability totaling $1.0 million. The liability is included in other current liabilities in the accompanying consolidated balance sheet, and the related loss is recorded, net of income tax, as a component of accumulated other comprehensive loss.

9.  Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company will adopt the standard effective January 1, 2002 for acquisitions prior to June 30, 2001. Amortization of goodwill was approximately $6.4 million for the nine months ended September 30, 2001. Earnings per share for the nine months ended September 30, 2001 would have increased by approximately $0.08 had SFAS 142 been effective as of the beginning of 2001. The Company expects to complete its first fair value-based impairment tests by June 30, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company's results, the following discussion should be read in conjunction with the consolidated financial statements and pro forma consolidated financial statements of the Company, including the notes to those statements, included elsewhere in this report. It is also suggested that this management's discussion and analysis be read in conjunction with the management's discussion and analysis, combined financial statements, and pro forma combined financial statements included in the Company's latest Registration Statement on Form 10 filed on June 11, 2001.

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

Results of Operations

The following table summarizes the Company's consolidated results for the three months and nine months ended September 30, 2001 and 2000:

                                                                          Three Months Ended                 Nine Months Ended
                                                                             September 30                       September 30
                                                                         ------------------------           -----------------------
                                                                          2001              2000             2001             2000
                                                                         ------            ------           ------           ------
                                                                                (In millions, except per share amounts)
Revenue............................................................      $218.0            $194.7           $618.4           $565.3
Operating income...................................................      $ 42.7            $ 41.4           $105.1           $101.9
Other income (expense), net........................................      $  0.4            $  1.9           $ (0.1)          $  1.3
Interest expense...................................................      $ (3.7)           $ (0.4)          $ (4.1)          $ (0.5)
Net income.........................................................      $ 24.1            $ 24.9           $ 60.6           $ 62.3
Basic earnings per share...........................................      $ 0.35            $ 0.37           $ 0.89           $ 0.93
Diluted earnings per share.........................................      $ 0.35
Pro forma basic earnings per share.................................                        $ 0.31           $ 0.78           $ 0.74

As a result of the terrorist attacks on September 11, 2001, the Company experienced a significant decline in volumes during the week following September 11, although volumes continued to improve throughout the remainder of the month. Both the Check Services and Card Services businesses were negatively impacted by these attacks; however, the Card Services business was impacted to a much lesser degree. Management estimates that the terrorist attacks reduced third quarter 2001 revenue by $2.3 million, operating income by $1.1 million, net income by $0.7 million, and diluted earnings per share by $0.01. Revenue and operating income in the Card Services segment declined by an estimated $0.7 million and $0.3 million, respectively. In the Check Services segment, volume declines attributed to the terrorist attacks reduced third quarter 2001 revenue by approximately $1.6 million and operating profit by $0.8 million.

   Revenue

Third Quarter 2001 compared with Third Quarter 2000

Revenue in the third quarter of 2001 of $218.0 million grew $23.3 million, or 12.0%, over the third quarter of 2000. Card Services experienced revenue growth of 11.4% or $15.0 million, while Check Services revenue increased $8.3 million or 13.2%.

The revenue growth was driven primarily by higher volumes, partially offset by unfavorable changes in foreign exchange rates, volume declines associated with the September 11, 2001 terrorist attacks, and a decrease in software licensing revenue in order to focus on growing the global processing operations. Additionally, the acquisition of Accu Chek, Inc. ("Accu Chek") in August 2001 contributed $1.7 million in revenue. The strengthening of the U.S. dollar against foreign currencies, particularly the British pound and the Brazilian real, reduced U.S. dollar equivalent revenue growth by $6.9 million, resulting in U.S. dollar revenue growth being 350 basis points below local currency revenue growth rates. The terrorist attacks negatively impacted revenue by an estimated $2.3 million.

First Nine Months 2001 compared with First Nine Months 2000

Revenue in the first nine months of 2001 of $618.4 million increased by $53.0 million, or 9.4% compared to one year ago. Card Services and Check Services generated revenue growth of $35.4 million, or 9.3%, and $17.6 million, or 9.6%, respectively.

The increase in revenue was a result of increased volumes and the Accu Chek acquisition and was partially offset by unfavorable fluctuations in foreign exchange rates. The strengthening of the U.S. dollar against foreign currencies, particularly the British pound and the Brazilian real, reduced U.S. dollar equivalent revenue growth by $17.1 million, resulting in U.S. dollar revenue growth being 300 basis points below local currency revenue growth rates.

   Operating Expenses

Third Quarter 2001 compared with Third Quarter 2000

Total operating expenses in the third quarter of 2001 of $175.3 million increased $22.0 million, or 14.4%, over the third quarter of 2000. Operating expenses for Card Services and Check Services increased $12.6 million, or 12.7%, and $7.7 million, or 14.8%, respectively, while Corporate operating expenses rose $1.7 million, or 92.6%.

Costs of services in the third quarter of 2001 increased by $21.1 million, or 16.3%, over the third quarter of 2000, primarily driven by higher volumes in both business segments and higher guarantee loss rates in Check Services. An increase in card merchant and issuing volume added $12.2 million of cost, and higher check volume and loss rates added $8.9 million of cost.

Selling, general, and administrative expense in the third quarter of 2001 increased $1.0 million, or 4.0%, over the third quarter of 2000 due to the incremental costs the Company incurred as a stand-alone public entity.

First Nine Months 2001 compared with First Nine Months 2000

Total operating expenses in the first nine months of 2001 of $513.3 million increased $49.9 million, or 10.8%, over the first nine months of 2000. Card Services' operating expenses grew $28.1 million, or 9.3%, Check Services' operating expenses grew $19.8 million, or 12.8%, and Corporate expense grew $2.0 million, or 34.3%.

Costs of services in the first nine months of 2001 increased by $48.2 million, or 12.4%, over the first nine months of 2000, principally driven by increased volumes in both business segments, including higher guarantee loss rates in Check Services. An increase in card merchant and issuing volume added $27.7 million of cost, and higher check volume and loss rates added $20.5 million of cost.

Selling, general, and administrative expense in the first nine months of 2001 increased $1.6 million, or 2.2%, over the first nine months of 2000 as a result of the incremental costs incurred as a stand-alone company.

   Operating Income

Third Quarter 2001 compared with Third Quarter 2000

Operating income of $42.7 million in the third quarter of 2001 increased $1.3 million, or 3.1% compared to the third quarter of 2000. Combined operating margins were 19.6% in 2001 versus 21.3% in 2000. The decline in operating margin was driven principally by the higher levels of low-margin merchant processing revenues of Card Services and decreased profits of Check Services caused by higher comparative check guarantee loss rates.

First Nine Months 2001 compared with First Nine Months 2000

Operating income of $105.1 million in the first nine months of 2001 increased $3.2 million, or 3.1%, over the first nine months of 2000. Combined operating margins were 17.0% and 18.0% in the first nine months of 2001 and 2000, respectively. Operating income was negatively impacted by lower profits in Check Services, caused by higher comparative check guarantee loss rates, and declines in software license sales, partially offset by revenue growth and improved profits in the Card Services segment primarily in the first quarter of 2001.

   Other Income (Expense), Net

Other income (expense) primarily consists of net foreign exchange losses. In the third quarter and year-to-date 2001, other income (expense), net decreased $1.5 million and $1.4 million, respectively, as the Company realized a gain on the disposition of an investment in September 2000.

   Interest Expense

Interest expense for the first six months of the year principally consists of interest paid on a line of credit held by Unnisa, the Company's card processing operation in Brazil, and interest charged by Equifax on overnight funds borrowed on the Company's behalf. The Company was not allocated any Equifax corporate debt or related interest expense as, historically, these amounts were not allocated to the operating divisions by Equifax. Third quarter interest expense is predominantly related to $275 million of debt used to fund the cash payment to Equifax in conjunction with the Distribution on July 7, 2001.

   Effective Tax Rate

The provision for income taxes in the Company's combined statements of income reflects federal, state, and foreign taxes calculated using the separate return basis. The effective tax rate in the first nine months of 2001 was 39.0%, which is the expected rate for the entire year. The effective tax rate in 2000 was 39.1%.

   Net Income and Earnings per Share

Third Quarter 2001 compared with Third Quarter 2000

Net income in the third quarter 2001 of $24.1 million decreased $0.9 million, or 3.5%, below the third quarter of 2000 and was primarily the result of an increase in interest expense of $3.3 million and a decrease in other income (expense), net of $1.5 million, offset in part by a decrease in the provision for income taxes of $1.4 million, an increase in operating income of $1.3 million, and a decrease in minority interest in earnings, net of tax of $1.2 million.

In the third quarter 2000, minority interest in earnings, net of tax related to minority ownerships in the net loss of Unnisa, the Company's Brazilian card processing operation, and the U.K. card operations. The Company acquired full ownership of the U.K. card operation in September 2000 and Unnisa in May 2001. As a result, there was no minority interest in earnings, net of tax in the third quarter 2001.

First Nine Months 2001 compared with First Nine Months 2000

Net income in the first nine months of 2001 of $60.6 million decreased $1.7 million, or 2.7% in relation to the first nine months of 2000. The decline is primarily driven by an increase in interest expense of $3.6 million as a result of the related debt incurred to finance the Distribution on July 7, 2001. Additionally, other income (expense), net decreased $1.5 million due primarily to the realization of a gain on the disposition of an investment in September 2000. These unfavorable variances were partially offset by an improvement in operating income of $3.2 million.

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares. Prior to the commencement of public trading on July 9, 2001, these amounts were computed by applying the distribution ratio of 0.5 shares of Certegy common stock to the historical Equifax weighted average shares outstanding for the same periods presented.

Diluted EPS reflects the potential dilution that would occur if stock options were exercised and resulted in additional common shares outstanding. Diluted EPS is not presented for periods prior to the third quarter of 2001, as there are no historical market share prices for Certegy common stock prior to July 9, 2001. Accordingly, the dilutive effect of stock options for these periods could not be determined.

Segment Results

The following table summarizes the segment results for the three months and nine months ended September 30, 2001 and 2000:

                                           Three Months Ended September 30            Nine Months Ended September 30
                                        --------------------------------------    -------------------------------------
                                            Revenue          Operating Income         Revenue          Operating Income
                                        -----------------    -----------------    -----------------   -----------------
                                          2001      2000      2001       2000       2001      2000      2001       2000
                                        -------   -------    ------     ------    -------   -------   -------    ------
                                                                          (In millions)
  Card Services.......................  $146.6    $131.6     $34.8      $32.4     $416.4    $381.0    $ 85.0     $ 77.7
  Check Services......................    71.4      63.1      11.4       10.8      202.0     184.3      28.0       30.1
                                        ------    ------     ------     -----     ------    ------    ------     ------
                                         218.0     194.7      46.2       43.2      618.4     565.3     113.0      107.8
  General Corporate Expense...........       -         -      (3.5)      (1.8)         -         -      (7.9)      (5.9)
                                        ------    ------     -----      -----     ------    ------    ------     ------
                                        $218.0    $194.7     $42.7      $41.4     $618.4    $565.3    $105.1     $101.9
                                        ======    ======     =====      =====     ======    ======    ======     ======

  Pro Forma...........................                                  $39.8                         $101.8     $ 97.0
                                                                        =====                         ======     ======


   Card Services

Third Quarter 2001 compared with Third Quarter 2000

In the third quarter of 2001, Card Services' revenue increased $15.0 million, an increase of 11.4% over the third quarter of 2000. Revenue in the U.S. of $118.8 million in the 2001 quarter was an increase of $17.9 million, or 17.7%, over the prior year quarter, Of this increase, the card issuing business contributed $8.2 million, while revenues in the merchant processing business rose $9.7 million, both as a result of higher volumes.

International revenue of $27.8 million in the third quarter decreased $2.9
million, or 9.5%, compared to the third quarter of 2000.   The decline in
international revenue is due primarily to the strengthening of the U.S. dollar. Exchange rate fluctuations in the Brazilian real and the British pound have negatively impacted revenues by approximately $6.6 million. On a local currency basis, international revenue increased by 17.1%. In addition, revenues in the third quarter of 2000 included price adjustments in the United Kingdom; similar price increases did not occur in the third quarter of 2001. These decreases were offset to some extent by the start-up of the Australian operations and growth in the Brazilian account base.

Card Services' operating income increased $2.4 million, or 7.2%, above the prior year quarter. Operating margins were 23.8% in the third quarter of 2001 versus 24.7% in the prior year. The slight decrease was due primarily to exchange rate fluctuations and price adjustments in the prior year quarter, largely offset by the start-up of the Australian operations and higher earnings in Brazil.

First Nine Months 2001 compared with First Nine Months 2000

During the first nine months of 2001, Card Services experienced revenue growth of $35.4 million, representing an increase of 9.3% over the same period one year ago. Domestic revenue of $333.4 million increased $35.7 million, or 12.1%, over the prior year, driven by rising card issuing transactions and merchant volumes.

International revenue of $83.0 million in the first nine months of 2001 decreased $3.4 million, or 3.9%, year over year. International revenue includes software licensing revenue, which has declined from $9.1 million in the first nine months of 2000 to $6.1 million in the first nine months of 2001, as the Company has de-emphasized software licensing revenues in order to grows its global processing operations. Also contributing to the international revenue decline was the strengthening of the U.S. dollar. Exchange rate changes of the Brazilian real and the British pound reduced revenue growth by approximately $14.7 million. On a local currency basis, international revenue increased by approximately 20.7%. These decreases were partly offset by the growth in account base in Brazil and the start-up of the Australian operations.

Card Services' operating income in the first nine months of 2001 increased $7.3 million, or 9.4%, over the first nine months of 2000. Operating margins remained constant at 20.4% for the first six months 2001 and 2000 as revenue growth was entirely offset by foreign currency fluctuations and the planned decrease in software licensing activity.

   Check Services

Third Quarter 2001 compared with Third Quarter 2000

Check Services' revenue in the third quarter of 2001 increased $8.3 million, a
13.2% growth over the same period one year ago.   Revenue in the U.S. of $59.2
million rose $8.4 million, or 16.4%, over the third quarter of 2000, driven by increased volume largely resulting from the addition of new customers as well as the acquisition of Accu Chek in August 2001, which contributed $1.7 million in revenue. The face amount of checks authorized in the U.S. totaled $7.0 billion in the third quarter of 2001 compared to $6.0 billion in the third quarter of 2000. These gains were partially offset by volume declines immediately following the September 11, 2001 terrorist attacks, which had an estimated $1.6 million impact on revenue.

Internationally, revenue maintained prior year levels with reported revenue of $12.2 million. The strengthening of the U.S. dollar resulted in a $0.3 million reduction in revenue. The face amount of checks authorized in the international operations decreased slightly from $0.8 billion in the third quarter of 2000 to $0.7 billion in 2001. On a local currency basis, international revenue increased approximately 2.7%.

Check Services' third quarter operating income increased $0.6 million, or 5.8% over the third quarter of 2000. Operating margins were 16.0% in the 2001 quarter and 17.1% in the 2000 quarter. The decline in profitability is attributed to higher check guarantee loss rates.

First Nine Months 2001 compared with First Nine Months 2000

Check Services' revenue in the first nine months of 2001 increased $17.6 million, representing a 9.6% growth over the first nine months of 2000. Year-to-date revenue in the U.S. of $165.5 million increased $18.3 million, or 12.5% over the same period one year ago largely because of the addition of new customers. The face amount of checks authorized in the U.S. totaled $19.9 billion and $17.8 billion in the first nine months of 2001 and 2000, respectively.

International revenue of $36.5 million decreased $0.7 million, or 1.9% compared to the first nine months of 2000. The strengthening of the U.S. dollar against the British pound reduced international check revenue by $2.4 million. The face amount of checks authorized in the international operations was $2.3 billion in 2001 versus $2.4 billion in 2000. On a local currency basis, international revenue increased approximately 4.5%.

Check Services' operating income in the first nine months of 2001 decreased $2.1 million, or 7.1%, below the first nine months of 2000. Year-to-date operating margins were 13.9% and 16.3% in 2001 and 2000, respectively, primarily because of higher check guarantee loss rates in 2001.

   General Corporate

General corporate expense of $3.5 million for the third quarter of 2001 increased $1.7 million over the prior-year period. Corporate expenses recorded prior to the distribution on July 7, 2001 represent certain Equifax corporate expenses that were allocated to the Company based on the Company's proportionate amount of revenues, number of employees, and other relevant factors as compared to related totals for Equifax. In the opinion of management, those allocations were made on a reasonable basis. The increase in general corporate expenses is due to incremental costs incurred by the Company as a stand-alone public company, including pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees. The increase in pension expense is a result of the Company no longer benefiting from the over-funded status of the consolidated Equifax pension plan. Management believes that all other costs allocated to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

Liquidity and Capital Resources

First Nine Months 2001 compared with First Nine Months 2000

Net cash provided by operating activities amounted to $83.1 million in the first nine months of 2001 as compared with $83.0 million in the first nine months of 2000. The 2001 amount was reduced by $29.0 million related to the timing of settlements in the card and merchant processing clearing system. Operating activities provided cash of $112.1 million and $92.1 million in the first nine months of 2001 and 2000, respectively, before the effect of this settlement activity. Operating cash flow has been sufficient to fund capital expenditures.

Net cash used in investing activities amounted to $119.7 million in the first nine months of 2001 and $43.2 million in the first nine months of 2000. Capital expenditures, exclusive of acquisitions, amounted to $40.7 million and $25.8 million in the first nine months of 2001 and 2000, respectively. Acquisitions, net of cash acquired, totaled $79.0 million and $24.3 million in the first nine months of 2001 and 2000, respectively. The Company expects total capital expenditures, exclusive of acquisitions, to approximate $48 million in 2001.

Net cash provided by (used in) financing activities amounted to $53.1 million in the first nine months of 2001 and $(39.3) million in the first nine months of 2000. Net borrowings from (repayments to) Equifax amounted to ($206.6) million and $(39.6) million in the first nine months of 2001 and 2000, respectively.

In July 2001, the Company obtained $400 million of unsecured credit facilities, a portion of which was used to fund the cash payment to Equifax of $275 million on July 7, 2001. Management believes that the current level of cash and cash equivalents, $43.2 million as of June 30, 2001, future cash flows from operations, and the amount of the credit facility in excess of the $275 million payment described above, will be sufficient to meet the needs of existing operations and planned requirements for the foreseeable future.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately 18.9% of the Company's revenue for the nine months ended September 30, 2001 and 38% of the Company's assets at September 30, 2001 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. The Company is most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. Historically, the Company has not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective. The impact of currency fluctuations on profitability has not been significant since both revenue and costs of these businesses are denominated in local currency. The Company may use derivative financial instruments in the future if it is deemed to be useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment, largely related to the Company's investment in Unnisa, the Brazilian card processing operation, was a $91.9 million and $57.3 million reduction of shareholder's equity at September 30, 2001 and December 31, 2000, respectively.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None

Item 5.  Other Information
         -----------------

The following pro forma consolidated financial statements have been prepared as if the Distribution had taken place at the beginning of 2000 and are presented for information purposes.

                                  CERTEGY INC.
                  PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

                    (In thousands, except per share amounts)

                                                                                             Nine Months Ended
                                                                                             September 30, 2001
                                                                          ---------------------------------------------------------
                                                                                               Pro Forma                Pro Forma
                                                                          Historical          Adjustments              Consolidated
                                                                          ------------        -----------              ------------
Revenues                                                                     $618,375                                      $618,375
Operating expenses:
  Costs of services                                                           438,574              $  2,350   (a)           440,924
  Selling, general and administrative expenses                                 74,740                   900   (a)            75,640
                                                                             --------              --------                --------
                                                                              513,314                 3,250                 516,564
                                                                             --------              --------                --------
Operating income                                                              105,061                (3,250)                101,811
Other income (expense), net                                                      (123)                                         (123)
Interest expense                                                               (4,099)               (8,413)  (b)           (12,512)
                                                                             --------              --------                --------
Income before income taxes and minority interests                             100,839               (11,663)                 89,176
Provision for income taxes                                                    (39,327)                4,549   (c)           (34,778)
Minority interests in earnings, net of tax                                       (945)                                         (945)
                                                                             --------              --------                --------
Net income                                                                   $ 60,567              $ (7,114)               $ 53,453
                                                                             ========              ========                ========
Basic earnings per share                                                     $   0.89                                      $   0.78
                                                                             ========                                      ========
Basic weighted average shares outstanding                                      68,231                                        68,231
                                                                             ========                                      ========


  The accompanying notes are an integral part of these Pro Forma Consolidated
                             Financial Statements.

                                 CERTEGY INC.
                    PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

                    (In thousands, except per share amounts)


                                                                                            Three Months Ended
                                                                                            September 30, 2000
                                                                          --------------------------------------------------------
                                                                                               Pro Forma               Pro Forma
                                                                          Historical          Adjustments             Consolidated
                                                                          ----------          -----------             ------------
Revenues                                                                     $194,676                                     $194,676
Operating expenses:
  Costs of services                                                           129,586              $ 1,175   (a)           130,761
  Selling, general and administrative expenses                                 23,656                  450   (a)            24,106
                                                                             --------              -------                --------
                                                                              153,242                1,625                 154,867
                                                                             --------              -------                --------

Operating income                                                               41,434               (1,625)                 39,809
Other income (expense), net                                                     1,861                                        1,861
Interest expense                                                                 (357)              (5,544)  (b)            (5,901)
                                                                             --------              -------                --------

Income before income taxes and minority interests                              42,938               (7,169)                 35,769
Provision for income taxes                                                    (16,808)               2,806   (c)           (14,002)
Minority interests in earnings, net of tax                                     (1,199)                                      (1,199)
                                                                             --------              -------                --------
Net income                                                                   $ 24,931              $(4,363)               $ 20,568
                                                                             ========              =======                ========

Basic earnings per share                                                     $   0.37                                     $   0.31
                                                                             ========                                     ========
Basic weighted average shares outstanding                                      67,178                                       67,178
                                                                             ========                                     ========


                                                                                             Nine Months Ended
                                                                                            September 30, 2000
                                                                          --------------------------------------------------------
                                                                                               Pro Forma               Pro Forma
                                                                          Historical          Adjustments             Consolidated
                                                                          ----------          -----------             ------------
Revenues                                                                     $565,345                                     $565,345
Operating expenses:
  Costs of services                                                           390,332             $  3,525   (a)           393,857
  Selling, general and administrative expenses                                 73,120                1,350   (a)            74,470
                                                                             --------             --------                --------
                                                                              463,452                4,875                 468,327
                                                                             --------             --------                --------
Operating income                                                              101,893               (4,875)                 97,018
Other income (expense), net                                                     1,325                                        1,325
Interest expense                                                                 (541)             (16,192)  (b)           (16,733)
                                                                             --------             --------                --------
Income before income taxes and minority interests                             102,677              (21,067)                 81,610
Provision for income taxes                                                    (40,192)               8,246   (c)           (31,946)
Minority interests in earnings, net of tax                                       (214)                                        (214)
                                                                             --------             --------                --------
Net income                                                                   $ 62,271             $(12,821)               $ 49,450
                                                                             ========             ========                ========
Basic earnings per share                                                     $   0.93                                     $   0.74
                                                                             ========                                     ========
Basic weighted average shares outstanding                                      67,060                                       67,060
                                                                             ========                                     ========

    The accompanying notes are an integral part of these Pro Forma Consolidated
                             Financial Statements.

                                  CERTEGY INC.
              Notes to Pro Forma Consolidated Financial Statements
                                  (Unaudited)

Pro Forma Consolidated Statement of Income Adjustments

The following pro forma adjustments were made to the historical consolidated statements of income of the Company for the nine months ended September 30, 2001 and the three months and nine months ended September 30, 2000 to reflect the Distribution as if it had occurred on January 1, 2000. Since the distribution occurred on July 7, 2001, there were no pro forma adjustments for the three months ended September 30, 2001. Accordingly, a pro forma balance sheet at September 30, 2001 and a pro forma income statement for the three months then ended are not presented.

     (a) To reflect additional expenses of approximately $3.3 million for the six months ended June 30, 2001, which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees.

     (b) To reflect interest expense on the $275 million of debt to be used to fund the cash payment to Equifax in conjunction with the Distribution, at an annual rate of LIBOR plus 100 basis points (7.70% for the three months ended September 30, 2000 and 5.76% and 7.49% for the first six months of 2001 and the first nine months of 2000, respectively), plus amortization of financing costs over the three-year term of the debt.

     (c) To reflect the income tax benefit resulting from the pro forma adjustments using the Company's effective tax rate for the period.

                                  CERTEGY INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION
                                  (UNAUDITED)


1.   Revenues by product and service offerings are as follows (in millions):


                                                           2000                           2001
                                                           ----                           ----
                                              Q1       Q2       Q3       Q4       Q1       Q2       Q3
                                            -------  -------  -------  -------  -------  -------  -------
  Card Issuer Services                       $ 81.6   $ 87.7   $ 92.3   $ 94.5   $ 86.0   $ 88.8   $ 98.6
  Check Services                               58.3     63.0     63.1     75.7     63.7     66.8     71.4
  Merchant Processing Services                 35.0     36.1     37.1     41.1     43.5     45.5     46.8
  Other                                         2.7      6.3      2.2      1.9      1.8      4.3      1.2
                                             ------   ------   ------   ------   ------   ------   ------
                                             $177.6   $193.1   $194.7   $213.2   $195.0   $205.4   $218.0
                                             ======   ======   ======   ======   ======   ======   ------


2. Revenues by geographic area (based on location of customer) are as follows (in millions):

                                                           2000                           2001
                                                           ----                           ----
                                              Q1       Q2       Q3       Q4       Q1       Q2       Q3
                                            -------  -------  -------  -------  -------  -------  -------
  Domestic                                  $139.5   $150.7   $152.9   $172.1   $156.8   $166.1   $178.6
  International                               38.1     42.4     41.8     41.1     38.2     39.3     39.4
                                            ------   ------   ------   ------   ------   ------   ------
                                            $177.6   $193.1   $194.7   $213.2   $195.0   $205.4   $218.0
                                            ======   ======   ======   ======   ======   ======   ------


3.  Check volumes in dollars are as follows (in billions):


                                                           2000                           2001
                                                           ----                           ----
                                              Q1       Q2       Q3       Q4       Q1       Q2       Q3
                                            -------  -------  -------  -------  -------  -------  -------
  Domestic                                  $5.6     $6.2     $6.0     $7.8     $6.1     $6.8     $7.0
  International                              0.8      0.8      0.8      0.9      0.8      0.8      0.7
                                            ----     ----     ----     ----     ----     ----     ----
                                            $6.4     $7.0     $6.8     $8.7     $6.9     $7.6     $7.7
                                            ====     ====     ====     ====     ====     ====     ====

  Guarantee                                 $4.8     $5.2     $5.0     $6.2     $5.0     $5.4      5.6
  Verification                               1.6      1.8      1.8      2.5      1.9      2.2      2.1
                                            ----     ----     ----     ----     ----     ----     ----
                                            $6.4     $7.0     $6.8     $8.7     $6.9     $7.6     $7.7
                                            ====     ====     ====     ====     ====     ====     ====

4. Number of cards and accounts processed (end of period) is as follows (in millions):


                                                           2000                           2001
                                                           ----                           ----
                                              Q1       Q2       Q3       Q4       Q1       Q2       Q3
                                            -------  -------  -------  -------  -------  -------  -------
  Cards:
    Domestic                                 22.5    22.5     22.2     21.8      20.9     21.4     21.7
    International                             8.5     9.4     11.0     13.3      14.0     16.0     19.3
                                             ----    ----     ----     ----      ----     ----     ----
                                             31.0    31.9     33.2     35.1      34.9     37.4     41.0
                                             ====    ====     ====     ====      ====     ====     ====

  Accounts:
    Domestic                                 17.0    17.0     16.8     16.6      16.0     16.4     16.6
    International                             7.6     8.4      9.8     11.8      12.5     14.3     17.1
                                             ----    ----     ----     ----      ----     ----     ----
                                             24.6    25.4     26.6     28.4      28.5     30.7     33.7
                                             ====    ====     ====     ====      ====     ====     ====

5.   Merchant volumes in dollars and number of transactions are as follows:


                                                           2000                           2001
                                                           ----                           ----
                                              Q1       Q2       Q3       Q4       Q1       Q2       Q3
                                            -------  -------  -------  -------  -------  -------  -------
Dollars (in billions)                       $ 1.6    $ 1.6    $ 1.7    $ 1.9    $ 1.9    $ 2.1    $ 2.1
                                            =====    =====    =====    =====    =====    =====    =====

Number of Transactions (in millions)         15.7     16.2     17.0     15.2     25.0     27.4     28.1
                                            =====    =====    =====    =====    =====    =====    =====



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

    None

    (b) Reports on Form 8-K:

    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2001             CERTEGY INC.

                                     /s/  Lee A. Kennedy
                                     ------------------------------------------
                               Its:  President and Chief Executive Officer
                                     (duly authorized officer)

                                     /s/  Michael T. Vollkommer
                                     ------------------------------------------
                                     Corporate Vice President and Chief
                                     Financial Officer