Form 10-Q/A
period 2001-09-30
CERTEGY INC
filed 2002-03-25
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-16427

CERTEGY INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2606325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11720 Amber Park Drive Alpharetta, Georgia	30004

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 867-8000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2002

Common Stock, $0.01 par value per share	69,422,553

Total number of pages including cover page 3

Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Explanatory Note

     The registrant hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2001 solely to correct an inadvertent omission from “Item 6—Exhibits and Reports on Form 8-K” in the original filing.

Item 6. Exhibits and Reports on Form 8-K

             (b)  Reports on Form 8-K:

Date of Report (Date Filed)	Items Reported	Entities For Which Financial Statements Filed

July 7, 2001	Item 5 – Other Events	None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2002

CERTEGY INC.

/s/ Lee A. Kennedy
By: Lee A. Kennedy Its: Chairman President and Chief Executive Officer (Duly Authorized Officer)

/s/ Michael T. Vollkommer
By: Michael T. Vollkommer Its: Corporate Vice President and Chief Financial Officer (Principal Financial or Accounting Officer)