Form 10-K405
period 2001-12-31
CERTEGY INC
filed 2002-03-25
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-16427

Certegy Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2606325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11720 Amber Park Drive Alpharetta, Georgia (Address of principal executive offices)	30004 (Zip Code)

Registrant’s telephone number, including area code:

(678) 867-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $0.01 per share	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Based on the closing sale price of $37.15 as reported by the New York Stock Exchange on February 28, 2002, the aggregate market value of the registrant’s common stock held by nonaffiliates was $2,114,874,308. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 69,011,054 as of February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      The Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002 is incorporated by reference, to the extent indicated under Items 10, 11, 12, 13, and 14, into Parts III and IV of this Form 10-K.

      The Annual Report to Security Holders for the fiscal year ended December 31, 2001 is incorporated by reference, to the extent indicated under Items 6, 7, 8, and 14, into Parts II and IV of this Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-10.13
EX-10.14
EX-10.15
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-13.1
EX-13.2
EX-13.3
EX-21.1
EX-23.1
EX-99.1
EX-99.2

2001 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Brief History

      Certegy Inc. provides credit and debit card processing and check risk management services to financial institutions and merchants throughout the world. Last year, we processed over 1.9 billion payment transactions, serviced over 34 billion card accounts, and authorized over $32 billion of check transactions worldwide. Our business is comprised of two segments, Card Services and Check Services. Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, France, and Spain. Additionally, Card Services provides merchant processing services in the U.S., e-banking services in the U.S., the U.K., Brazil, and Chile, and card issuer software, support and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

      Originally founded as Telecredit in 1961, our business pioneered the check risk management industry in the U.S. and Canada. Through the development of a centralized electronic database of consumer check-writing histories, Telecredit delivered real-time check authorization decisions to merchants at the point-of-sale. Through an acquisition in 1977, the business was expanded to include credit card processing. Subsequently, we have added merchant processing, debit card processing and e-banking services to our Card Services segment, and check cashing risk management services and check collections to our Check Services segment. In 1990, Equifax Inc. acquired Telecredit, and continued to operate the card and check businesses, through separate subsidiaries, as its Payment Services division. While part of Equifax, both Card Services and Check Services expanded outside of North America through a combination of joint ventures, acquisitions and local start-ups.

Spin-off from Equifax

      On March 2, 2001, we were incorporated in the State of Georgia as a wholly-owned subsidiary of Equifax under the name Equifax PS, Inc. On July 7, 2001, following Equifax’s transfer of the assets, liabilities, and stock of its Payment Services division to us, and our adoption of the name Certegy Inc., Equifax “spun off” the Payment Services division through a tax-free dividend of all of the outstanding shares of Certegy common stock to Equifax’s shareholders of record as of June 27, 2001. The Certegy shares were distributed on the basis of one share of Certegy common stock for every two shares of Equifax common stock held. A total of 68,600,112 shares were distributed. As a result of the spin-off, we became an independent publicly traded company, with the Certegy shares of common stock registered and trading on the New York Stock Exchange under the symbol “CEY.”

      For a more detailed description of our spin-off from Equifax, refer to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 11, 2001.

Acquisitions

      In May 2001, we acquired the remaining interest in Unnisa Ltda., one of the largest card processing businesses in Brazil, for $55.5 million in cash. We previously held a 59.3% controlling interest in Unnisa, which we acquired in 1998.

      In August 2001, Certegy acquired Accu Chek, Inc., the U.S.’s leading provider of third-party check collection services, for $25.0 million in cash.

Segment Information

      Card Services. Certegy Card Services provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue Visa and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. The majority of our card issuer programs are full service, including essentially all of the operations and support necessary for an issuer to operate a credit and debit card program. More specifically, we process all the debit and credit card transactions on the credit and debit cards issued by our customers, including electronically authorizing the transactions, capturing the transaction data, and settling the transactions, and we provide full service back-office support functions for their programs. These support functions include: embossing and mailing their credit and debit cards to their customers; customer service on behalf of the card issuer to their customers; card portfolio management and analysis; invoicing their cardholders; receiving and processing cardholder payments; and pursuing delinquent or fraudulent accounts. We do not make credit decisions for our customers, nor do we fund their card receivables. Our services are menu driven, and offer flexibility for those of our customers that require less than our full service programs. Such customers include large card issuing banks that contract with us to provide transaction processing, but who choose to invest the capital and human resources necessary to provide their own back-office program support.

      In the U.S., we have been highly successful in marketing our card issuer services to credit unions and independent community banks. These two customer segments consist predominantly of small and mid-sized card issuers that cannot independently achieve the economies of scale that would justify setting up their own credit and debit card operations. We provide our card issuer services to these customers primarily through our longstanding contractual alliances with the Independent Community Bankers of America, or ICBA, and Card Services for Credit Unions, or CSCU. We have a standard product offering in place with each of these organizations, which offer these products to their respective members with our company as the services provider. These alliances allow us to leverage the marketing channels of those two organizations, and eliminate the need for us to negotiate price, terms, and service offerings with individual credit unions or community banks. As a result, we believe we are the leading provider, in terms of market share, of comprehensive card processing services to credit unions and to independent community bank card issuers in the U.S.

      We provide our card issuer services internationally through our operations in Brazil, Chile, the U.K., and our newly established processing center in Australia.

      Card Services also provides merchant processing services that enable retailers and other merchants to accept electronic payment cards in payment for goods and services. We provide our merchant processing services both directly to retailers and other merchants who accept credit and debit cards, and through contracts with financial institutions and others where our solutions enable them to service the card processing needs of their merchant customers. These services include front-end authorization and data capture services, back-end accounting and settlement, and dispute resolution services.

      In addition, we provide e-banking services to financial institutions enabling them to offer Internet banking to consumers and businesses. We provide these services either by licensing our products to our customers for their operation in-house, or as an application services provider, or ASP, where the customers are linked to our central service bureau. Our retail Internet banking services enable our bank customers to offer a wide array of PC-based banking services to consumers, such as on-line account information access and electronic bill payment. Our corporate Internet banking services enable our bank customers to offer the business community various electronic commercial banking services, including transmission of account and other business information between the bank and the business customer, bill payment, funds transfers, loan and account applications, and other electronic services.

      In 2001, revenues from Card Services comprised 66% of our total revenues, compared to 67% in 2000 and 65% in 1999.

      Check Services. Certegy Check Services is a leading provider of check risk management and related processing products and services to businesses accepting or cashing checks at the point-of-sale. These services utilize our proprietary check authorization systems and risk assessment decision platforms. We serve national and regional merchants, including national retail chains such as Sears, Best Buy, Circuit City, Walgreens, Federated, and Target, hotels, automotive dealers, telecommunications companies, supermarkets, casinos, mail order houses and other businesses. Our services allow our clients to run their customers’ personal and business checks through an authorization process that reveals whether a customer has previously written bad checks and the likelihood that a check will clear.

      Our check risk management services include diverse solutions tailored to the specific needs of the customer. They include Welcome Check® guarantee services, where we accept the bad check risk associated with checks authorized by our system, and Welcome Check verification services, where our customers retain the risk. We also provide blends of guarantee and verification services to meet specific customer needs. All of these products leverage our proprietary system, PathWays™. PathWays provides the flexibility, utilizing our risk management data and proprietary models, to manage check acceptance risk by controlling the risk management parameters on a store by store, or even a cash register by cash register, basis.

      In recent years, we believe we have led our industry in the introduction of successful, innovative new solutions for existing and new markets. In addition to PathWays referred to above, we have introduced: 4/Detection™, a software product that helps employers combat employee fraud; PayCheck Accept™, which enables supermarkets and gaming establishments to reduce the risk of check losses and fraud in connection with their payroll check cashing services; third party check collections for retailers utilizing our verification services; and electronic check risk management solutions enabled for electronic commerce, which enable retailers to safely and securely accept payments over the Internet. Last year, in a major initiative with 7-Eleven, Check Services adapted PayCheck Accept to launch a fully automated check cashing service through 7-Eleven’s virtual commerce kiosks located at 7-Eleven convenience stores across the country.

      We provide our check risk management products and services internationally in Canada, the U.K., Ireland, France, Australia, and New Zealand. Our principal product in all those countries is check guarantee, although mass retailers are beginning to utilize our check verification and collection services. We have also introduced receivable warranty, which enables a retailer to extend short-term credit to its small business customers, and deferred debit solutions, which allow retailers to accept consumer payments electronically.

      In 2001, revenues from Check Services comprised 34% of our total revenues, compared to 33% in 2000 and 35% in 1999.

      For additional information relating to our business segments and operations within and outside the U.S., see Note 12 to Consolidated Financial Statements in Exhibit 13.3, included in Part IV, Item 14 of this report.

     Our Strategy

      We believe that the escalating use of credit, debit, and other electronic payment cards around the globe will continue to present the card processing industry with significant growth opportunities. Ongoing strong demand for check risk management services — due to escalating check fraud at the point-of-sale, retailers’ growing reliance on third-party check risk management services that both reduce bad check losses and maximize sales, through accurate identification of good check-writers, and emerging new markets for check risk management — will continue to create significant growth opportunities.

      In light of the market opportunities, our strategic objective is to strengthen our position as a leading global provider of payment processing and check risk management services. We intend to concentrate on the following strategies to accomplish our objective.

     Card Services

      Leverage our competitive strengths in the U.S. to further increase our share of revenue in the U.S. card and merchant processing markets, and in e-banking. Those strengths include:

•	Our long-term contractual alliances with CSCU and ICBA, through which we maintain proven distribution channels and enjoy strong name recognition and quality-of-service ratings;

•	Our “full service” processing capabilities, which enable us to provide among the most comprehensive card processing solutions available; and

•	Our highly competitive prices.

      Grow our customer base and processing volumes substantially outside the U.S. In international markets, we will continue to focus our marketing efforts on leading card processing prospects, develop flexible processing services tailored to the diverse credit cultures in Europe, Latin America and Asia-Pacific, and leverage our competitive advantages. These advantages include our strength in providing full service processing services, our extensive experience in managing international operations, and our proprietary card processing systems. Our proprietary systems are highly scalable and portable, and have been customized to process in numerous country-specific environments in over 25 countries around the world. This customization enables us to enter new geographic markets quickly and less expensively, and positions us to be a preferred vendor for outsourced card processing as this concept starts to take effect outside the U.S.

      Increase our revenues from new and existing products and services. We intend to aggressively market our expanded debit card processing products and services and capture a larger share of the rapidly growing debit card markets in the U.S. and abroad. We intend to aggressively market our card marketing services that assist our customers in growing their cardholder portfolios and e-banking customer bases. We will develop and market new Internet service capabilities that will allow cardholders to manage their credit card accounts and conduct electronic commerce more efficiently and effectively.

Check Services

      Leverage our competitive strengths to increase our market share in our traditional markets, both in the U.S. and internationally. Those strengths include what we believe are the industry’s most advanced check risk management algorithms and systems, our proven ability to introduce successful new check risk management products, our position as one of the world’s leading transaction risk management services providers, and our company’s existing operations and customer relationships in Europe, Latin America, and Asia-Pacific.

      Continue our development and utilization of increasingly sophisticated risk modeling tools to differentiate our capabilities from the competition. These tools include proprietary algorithms and systems that we have developed independently, and others that we have developed with our alliance partners.

      Expand further into new markets such as check cashing, gaming, grocery, government, and Internet commerce by combining our current risk management and identity authentication services. This combined solution provides us with the ability to effectively manage risk in environments where the consumer is not present as well as at the traditional point-of-sale.

      Further, for both Card Services and Check Services, we intend to continue to aggressively pursue strategic alliances with, investments in, and acquisitions of, domestic and international companies that would enable us to increase our penetration in our current markets, enter new markets, expand our technology expertise to help us further enhance our processing, risk management, and e-banking services, or to increase operating efficiencies.

Sales and Marketing

      We market our products and services through a direct sales force and indirect sales channels, such as ICBA and CSCU, independent sales organizations, marketing alliances, and financial institutions. We organize our direct sales force by customer market segment or distribution channel. Additionally, we market directly to customers through print advertising and direct mail efforts. We participate in major industry tradeshow and publicity events and actively employ various public relations campaigns. Because many of our customers use a single product or service, or a combination of products or services, our direct sales force targets existing customers to leverage cross-selling opportunities. Our strategy is to use the most efficient delivery system available to successfully acquire customers and build awareness of our products and services.

Seasonality

      Our business is somewhat seasonal. The volume of check and card processing is highest during the holiday buying season and during other periods of increased consumer spending.

Competition

      The markets for card transaction processing and check risk management services are highly competitive. Our principal competitors include third-party credit and debit card processors, including First Data, TSYS, EDS, and Payment Systems for Credit Unions, third-party software providers, which license their card processing systems to financial institutions and third party processors, and check authorization, guarantee, and risk management services providers, including First Data’s TeleCheck Services division, eFunds, and International Check Services. We also compete against software and transaction processing systems developed and used in house by our potential customers.

      Some of our competitors are privately held, and the majority of those that are publicly held do not release the information necessary to precisely quantify our relative competitive position, which varies depending on the segment of our markets. Based on information appearing in a widely-cited industry publication, The Nilson Report, we believe that we are among the largest third-party payment transaction processors in the world based on annual revenues.

      In general, we believe that our ability to compete successfully depends on a number of factors, including:

•	The reliability, security, speed, and capacity of our systems and technical infrastructure;

•	The comprehensiveness, scalability, ease of use, and service levels of our products and services;

•	Our strong relationships with CSCU and ICBA, and the related scale advantages achieved through them;

•	Our ability to interface with vendors of data processing software and services;

•	Our pricing policies and the pricing policies of our competitors and suppliers;

•	Our risk assessment and fraud detection expertise;

•	The timing of introductions of new products and services by us and our competitors; and

•	Our ability to support unique customer requirements.

Significance of Certain Customer Relationships

      Under each of our contractual alliances with ICBA and CSCU, Card Services is the exclusive partner for offering card processing services to that association’s members. As a result, approximately 23% of our revenues are derived from their member institutions, although no single institution accounts for a material portion of our revenues. An early termination of, or significant adverse change in, our relationships with either or both of these associations could harm our ability to retain a substantial portion of our customers and to attract new customers, and have a material adverse effect on our business. In October 2001, our contract with ICBA was extended through December 2007, and in February 2002, our contract with CSCU was extended through September 2007.

Research and Development

      Our research and development activities have related primarily to the design and development of our payment processing systems and related software applications and risk management platforms. We expect to continue our practice of investing significant resources to extend the functionality of our proprietary processing systems, and to develop new and innovative solutions in response to the needs of our customers. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels such as the Internet.

Intellectual Property Rights

      We rely on a combination of contractual restrictions and trademark, copyright, and trade secret law to establish and protect our trademarks, software, and know-how. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. We also license certain intellectual property from third parties. Those include rights under the The Ronald A. Katz Technology Licensing L.P. patents pertaining to various interactive technology, such as automated forms of customer service, which rights continue through the life of the patents.

Government Regulation

      Various aspects of our businesses are subject to federal, state, and foreign regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties.

      As a provider of electronic data processing and back-office services to financial institutions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the various federal bank and thrift regulators and the National Credit Union Association. In addition, we may be subject to possible review by state agencies that regulate banks in each state where we conduct our electronic processing activities.

      Because we maintain a database in the U.S. containing the check-writing histories of consumers, and use that information to provide our check risk management services, our check risk management business is subject to the federal Fair Credit Reporting Act and various similar state laws. Among other things, the Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their check-writing histories, to dispute their accuracy, and to require verification or removal of disputed information. In furtherance of our objectives of data accuracy, fair treatment of consumers, and protection of consumers’ personal information, in addition to best ensuring we comply with these laws, we maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling of disputes.

      Our check collection services are subject to the Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws.

      Because we do business in international markets as well as in the U.S., we are subject to laws and regulations in jurisdictions outside the U.S. that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.

      Although we do not believe that compliance with future laws and regulations related to our businesses, including future consumer protection laws and regulations, will have a material adverse effect on our company, enactment of new laws and regulations may increasingly affect the operations of our business, directly or indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity, or loss of revenue.

Employees

      As of January 31, 2002, Certegy had approximately 6,200 employees, including 3,300 employees principally employed outside the U.S. None of our U.S. work force currently is unionized. We have not experienced any work stoppages and consider our relations with employees to be good.

Certain Factors Affecting Forward-Looking Statements

      The statements in this report include forward-looking statements that are based on current expectations, assumptions, estimates, and projections about our business and industry. They are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ significantly from what is expressed in those statements. Many of those risks and uncertainties are beyond Certegy’s control. The factors that could, either individually or in the aggregate, affect our performance include matters such as those described below.

Competition can hurt our business

      Our markets are competitive. Our ability to maintain or improve our competitive positions against current and potential competitors will impact our performance. While we believe that the quality, breadth, and pricing of our products and services are among the most competitive in our markets, our future results will depend in part on our ability to continue to compete effectively, which includes devoting sufficient resources vis-à-vis the competition in our various market segments, responding quickly to new or emerging technologies and changes in customer requirements, and continuing our successful development and marketing of new products and services.

Reduced levels of consumer spending can adversely affect our performance

      A significant portion of our revenues is derived from fees from processing consumer credit card, debit card, and check transactions. While consumer spending in the U.S. may be recovering, continued sluggishness of the U.S. economy or recession in the international economies where we do business could negatively impact consumer spending and adversely affect our business.

Reduction in the demand for card processing outsourcing services in international markets could impact our international growth

      Demand for card processing outsourcing services in international markets has been increasing. While we expect that trend to continue, a reversal could negatively impact our card processing revenues and profits.

Reduction in point-of-sale check fraud could adversely impact our Check Services business

      Due to advances in PC printing technologies and other factors, check fraud continues to increase, creating growing demand for our higher value-added check risk management services. We expect that trend to continue. However, a reversal of that trend could negatively impact demand for check authorization and guarantee products, and consequently could be detrimental to our check business.

Weakening of certain market segments could adversely impact the demand for our products and services

      Our Card Services business depends heavily on demand for its products and services from independent community banks and credit unions. Our Check Services business depends on strong demand from numerous of the major national and regional retailers. Weakening of the financial health of one or more of those segments could impact demand for our products or services resulting in lower than expected sales and profits.

Loss of strategic relationships or key contracts could reduce revenues and profits

      Although Card Services’ strategic relationships with the community banks and credit unions remain strong, with long-term contracts with both ICBA and CSCU having recently been extended through 2007, an unexpected termination of those contractual alliances could cause us to lose significant community bank or credit union customers and consequently significant revenue and profits. Our Check Services business has experienced substantial growth over the last year in the number of major national and regional retailer accounts under contract. While no one contract is material to the company, unexpected terminations of several of those contracts during a short period of time could significantly reduce revenues and profits.

Our failure to expand our share of the credit and debit card transaction processing market and enter new markets could adversely affect our business

      While we intend to continue our vigorous pursuit of expansion of our Card Services business within the independent community bank and credit union segments of the U.S. market, the future growth and profitability of our Card Services business will depend significantly on our ability to penetrate other markets, including emerging international markets for electronic transaction processing and Internet payment systems. As part of our strategy to achieve that penetration, we intend to continue to seek acquisition opportunities, investments, and alliance relationships that will facilitate our expansion, and to develop products and distribution channels that will satisfy the demands in new markets. If we are unable to do so successfully, the value of our business could be adversely affected.

Material changes in regulation or industry standards applicable to our businesses or those of our customers could have a detrimental effect on future results

      Various aspects of our businesses and those of our customers are subject to federal, state, and foreign regulation and applicable industry standards. Changes in or increased regulation of our businesses, or those of our customers, pertaining to credit availability, data usage, debt usage, debt collection, or other areas could increase our cost of doing business or reduce the value of or the demand for certain of our products and services, which could hinder our performance. Material changes in industry standards, such as Visa and MasterCard electronic payment standards, similarly could impact our business.

Security breaches or system failures could harm our reputation and adversely affect future profits

      We collect personal consumer data, such as names and addresses, checking account numbers, and payment history records. We process that data, and deliver our products and services, utilizing computer systems and telecommunications networks operated both by us and by third party service providers. Although plans and procedures are in place to protect our sensitive data and to prevent failure of, and to provide back-up for, our systems, we cannot be certain that our measures always will be successful. A security breach or other misuse of our data, or failures of key operating systems and their back-ups, could harm our reputation and deter customers from using our products and services, increase our operating expenses in order to correct the breach or failures, or expose us to unbudgeted liability.

Risks associated with international operations could impair our business results

      We believe that the international market for our products is growing rapidly, and we have committed significant resources to expand our international activities. As we expand internationally, we will be increasingly subject to several risks associated with international business activities that could increase costs or reduce our revenues, including political, social, and economic instability, currency exchange rate fluctuations, potentially adverse tax consequences, including restrictions on the repatriation of earnings, and potential difficulty enforcing agreements and collecting receivables in some foreign legal systems.

Executive Officers of the Registrant

      Information relating to our executive officers is set out below. There is no family relationship between any executive officer, director, or person nominated or chosen by us to become a director or executive officer. There is no arrangement or understanding between any executive officer and any other person pursuant to which they were or are to be elected as an officer.

Name	Age	Position

Lee A. Kennedy	51	Chairman of the Board, President and Chief Executive Officer
Larry J. Towe	55	Executive Vice President and Chief Operating Officer
Michael T. Vollkommer	43	Corporate Vice President and Chief Financial Officer
Bruce S. Richards	47	Corporate Vice President, General Counsel and Secretary
J. Gerard Ballard	44	Corporate Vice President and Chief Technology Officer
Richard D. Gapen	62	Corporate Vice President — Human Resources
Michael E. Sax	39	Corporate Vice President — Financial Planning and Treasurer
Pamela A. Tefft	32	Corporate Vice President and Controller
Mary K. Waggoner	43	Corporate Vice President — Investor Relations
Gerald A. Hines	54	Senior Vice President and Group Executive — Card Services
Jeffrey S. Carbiener	39	Senior Vice President and Group Executive — Check Services

      Lee A. Kennedy has served as our Chairman of the Board since February 12, 2002 and President and Chief Executive Officer since March 5, 2001. Mr. Kennedy served as President, Chief Operating Officer, and a director of Equifax Inc. from June 1999 until June 29, 2001. From June 1997 to June 1999, Mr. Kennedy served as Executive Vice President and Group Executive of Equifax. From July 1995 to June 1997 he served as President of Equifax Payment Services, a division of Equifax.

      Larry J. Towe has served as our Executive Vice President and Chief Operating Officer since June 29, 2001. Mr. Towe previously served as Executive Vice President and Group Executive — Payment Services of Equifax Inc. from June 1999 to June 2001. From May 1997 to June 1999, Mr. Towe served as Senior Vice President and General Manager of Equifax Card Solutions, International, a unit of Equifax. Prior to that, Mr. Towe served as President, FBS Software, a provider of software solutions for payment cards, collections and merchant processing, which Equifax acquired in July 1994.

      Michael T. Vollkommer has served as our Corporate Vice President and Chief Financial Officer since June 29, 2001. Mr. Vollkommer previously served as Corporate Vice President and Controller of Equifax Inc. from November 1999. From December 1998 to August 1999, Mr. Vollkommer was Vice President — Finance of Superior TeleCom Inc., a manufacturer of copper wire and cable products. From 1994 until 1998, Mr. Vollkommer held executive officer positions with Alumax Inc., a producer of primary aluminum and fabricated aluminum products, including Vice President and Chief Financial Officer from December 1997 to August 1998, Vice President — Strategic Planning and Corporate Development from June 1997 to December 1997, and Vice President and Controller from January 1994 to June 1997.

      Bruce S. Richards has served as our Corporate Vice President, General Counsel and Secretary since June 29, 2001. Mr. Richards previously served as Corporate Vice President of Equifax Inc. from November

2000 through June 2001, and served as Corporate Vice President and General Counsel of Equifax from 1996 through October 2000.

      J. Gerard Ballard has served as our Corporate Vice President and Chief Technology Officer since June 29, 2001. Mr. Ballard previously served as Chief Technology Officer of Equifax Payment Services, a division of Equifax Inc., from February 2001 until June 2001. From June 1997 to December 2000, Mr. Ballard served as Executive Vice President and Chief Information Officer for Vital Processing Services, LLC, a provider of technology-based commerce enabling services. From September 1995 to June 1997, Mr. Ballard was Vice President, Equifax Payment Services.

      Richard D. Gapen has served as our Corporate Vice President — Human Resources since June 29, 2001. Mr. Gapen previously served as Senior Vice President of Compensation and Benefits for Equifax Inc. from June 1997 until June 2001. From 1991 until 1996, Mr. Gapen was Director of Employee Benefits for W. R. Grace and Company.

      Michael E. Sax has served as our Corporate Vice President — Financial Planning and Treasurer since February 12, 2002 and previously as Corporate Vice President and Controller from June 29, 2001 through February 12, 2002. Mr. Sax previously served as Senior Vice President and Controller of Equifax Payment Services, a division of Equifax Inc., from July 1998 until June 2001. Prior to that, Mr. Sax held various financial positions with units of Equifax since 1992.

      Pamela A. Tefft has served as our Corporate Vice President and Controller since February 12, 2002 and previously as Vice President — Financial Reporting from June 29, 2001 through February 12, 2002. Ms. Tefft previously served as Assistant Vice President — Financial Internal Audit of Equifax Inc. from May 1999 until June 2001. Prior to joining Equifax, Ms. Tefft was a Manager in the Assurance & Business Advisory Services group of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP) from September 1992 through May 1999.

      Mary K. Waggoner has served as our Corporate Vice President — Investor Relations since November 2001. From June 2001 until November 2001, Ms. Waggoner served as our Vice President of Investor Relations. Prior to joining Certegy, Ms. Waggoner served as Senior Vice President/ Comptroller Department for Firstar/ Mercantile in St. Louis, Missouri from 1999 until 2000. From 1997 until 1999, Ms. Waggoner was Senior Vice President of Investor Relations of Mercantile Bancorporation, Inc. in St. Louis, Illinois, and from 1995 until 1997, she was President of Mercantile Bank of Carlyle in Carlyle, Illinois.

      Gerald A. Hines has served as our Senior Vice President and Group Executive — Card Services since June 29, 2001. Mr. Hines previously served as Senior Vice President, Equifax Card Solutions-Americas, a unit of Equifax Inc., from September 1997 until June 2001. Prior to joining Equifax, Mr. Hines was Executive Vice President and Chief Operating Officer at AT&T Universal Card Services, a credit card issuer.

      Jeffrey S. Carbiener has served as our Senior Vice President and Group Executive — Check Services since June 29, 2001. Mr. Carbiener previously served as Senior Vice President, Equifax Check Solutions, a unit of Equifax Inc., from February 1998 until June 2001. Prior to that, he held various other positions with Equifax business units since 1991.

Item 2.     Properties

      Our corporate headquarters is located in Alpharetta, Georgia pursuant to a lease with an unaffiliated third party. Our principal operations center and administration, sales, marketing and development facilities for both Card Services and Check Services are located in St. Petersburg, Florida, in a 305,000 square foot building pursuant to a lease with an unaffiliated third party, which expires in 2009. Card Services has other smaller leased operations facilities in Wisconsin, Utah and Georgia. In support of our international operations, Card Services has leased operations centers in Brazil, Chile, the U.K. and Australia, and Check Services has leased facilities in the U.K., France and Australia. We also have a number of small sales or support offices in the other places where we do business.

      We own or lease a variety of computers and other related equipment for operational needs of both business segments.

      We believe that all of our facilities and equipment are in good condition and are well maintained and adequate for our business as presently conducted.

Item 3.     Legal Proceedings

      We are party to a number of routine claims and lawsuits incidental to our business. In addition, a class action lawsuit is pending against us in the U.S. District Court for the Eastern District of California. This action, instituted in August 1996 by plaintiffs Gary and Nancy Ballard, is based on a claim that our practice of assessing a service charge on unpaid checks allegedly violated provisions of the Federal Fair Debt Collection Practices Act and California’s Unfair Business Practices Act during the period from August 1992 through December 1996. The plaintiffs seek, among other remedies, a refund of all service charges collected from California consumers during this period, prejudgment interest, statutory damages under the Fair Debt Collection Practices Act, and attorneys’ fees, which amounts in the aggregate could exceed $15 million. We have defended, and will continue to defend this action vigorously; however, litigation is inherently uncertain and we may not prevail.

      We believe the ultimate resolution of these matters will not have a materially adverse effect on our financial position, liquidity, or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock began regular way trading on the New York Stock Exchange under the ticker symbol “CEY” on July 9, 2001. The table set forth below provides the high and low sales prices of our common stock for the third and fourth quarters of 2001.

	2001

	High	Low

Third Quarter	$35.10	$24.81
Fourth Quarter	$35.45	$26.00

      As of February 28, 2002, there were approximately 8,463 shareholders of record of our common stock.

      We do not anticipate paying any dividends on our common stock in the foreseeable future because we expect to retain our future earnings for use in the operation and expansion of our business. The declaration and payment of dividends is at the discretion of our board, and depends, among other things, upon our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our board of directors, including legal and contractual restrictions on our ability to declare and pay dividends and distributions on our shares of common stock.

Item 6.     Selected Financial Data

      The information contained under the heading “Selected Financial Data” in our 2001 Annual Report to Shareholders, filed as Exhibit 13.1 and included in Part IV, Item 14 of this report, is incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2001 Annual Report to Shareholders, filed as Exhibit 13.2 and included in Part IV, Item 14 of this report, is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Based on analysis completed and described below, we do not believe that we are exposed to material market risk from changes in interest rates or foreign currency exchange rates.

      Interest rates. We have unsecured revolving credit facilities that have variable interest rates based on LIBOR plus 100 basis points; therefore, we are exposed to the impact of interest rate fluctuations. This risk is somewhat mitigated by our ability to fix the base LIBOR rate for periods of up to six months. Accordingly, as of February 6, 2002, $15 million has been fixed at a base LIBOR rate of 2.0% through March 6, 2002, $35 million has been fixed at a base LIBOR rate of 1.9% through April 9, 2002, $20 million has been fixed at a base LIBOR rate of 1.9% through May 7, 2002, and $145 million has been fixed at a base LIBOR rate of 2.0% through July 8, 2002. We have performed an interest rate sensitivity analysis assuming a 100 basis point increase in LIBOR for the period subsequent to these dates and no additional reduction of debt levels. Based on this interest rate increase, interest expense would increase by approximately $1.1 million in 2002.

      Foreign currency exchange rates. Approximately 19% of our revenues for the year ended December 31, 2001 and 40% of our assets at December 31, 2001 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective. The impact of currency fluctuations on profitability has not been significant since both revenues and costs of these businesses are denominated in local currency. If the U.S. dollar had a 10% higher appreciation against our non-U.S. dollar denominated businesses in 2001, revenues and operating income would have been reduced by $15.0 million and $1.1 million, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment, largely related to our investment in Unnisa, our Brazilian card processing operation, was a $67.6 million and $57.3 million reduction of shareholders’ equity at December 31, 2001 and 2000, respectively.

Item 8.     Financial Statements and Supplementary Data

      The information contained under the heading “Financial Statements and Supplementary Data” in our 2001 Annual Report to Shareholders, filed as Exhibit 13.3 and included in Part IV, Item 14 of this report, is incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002 contains, under the heading “Proposal 1: Election of Director,” information relating to our directors and the person nominated for director, which is incorporated by reference into this report. Information relating to our executive officers is included in Item 1 of this report.

Item 11.	Executive Compensation

      Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002 contains, under the heading “Compensation of Directors and Executive Officers,” information relating to Director and Executive Officer compensation, which is incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002 contains, under the heading “Principal and Management Shareholders,” information relating to security ownership of certain beneficial owners and management, which is incorporated by reference into this report.

      For purposes of determining the aggregate market value of our common stock held by nonaffiliates, shares held by all current directors, executive officers and holders of 5% or more of our outstanding common stock have been excluded. The exclusion of these shares is not intended to, and will not, constitute a determination as to which persons or entities may be our “affiliates” as defined by the Commission.

Item 13.	Certain Relationships and Related Transactions

      Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002 contains, under the heading “Related Party Transactions,” information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which is incorporated by reference into this report.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed with this report

      (1) Financial Statements

      The following financial statements are filed with this report.

•	Report of Independent Public Accountants

•	Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999

•	Consolidated Balance Sheets as of December 31, 2001 and 2000

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2001, 2000, and 1999

•	Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules

      The following financial statement schedule is filed with this report.

•	Schedule II, Valuation and Qualifying Accounts

      All other schedules to our consolidated financial statements have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes to those statements.

      (3) Exhibits

      The following is a complete list of exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

Exhibit
No.		Description

2.1	—	Distribution Agreement, Plan of Reorganization and Distribution, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 2.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
3.1	—	Amended and Restated Articles of Incorporation of Certegy Inc., previously filed as Exhibit 4.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
3.2	—	Amended and Restated Bylaws of Certegy Inc., previously filed as Exhibit 4.2 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
4.1	—	Amended and Restated Articles of Incorporation of Certegy Inc. (filed as Exhibit 3.1).
4.2	—	Amended and Restated Bylaws of Certegy Inc. (filed as Exhibit 3.2).
4.3	—	Rights Agreement, dated as of June 29, 2001, between Certegy Inc. and SunTrust Bank, as Rights Agent, previously filed as Exhibit 4.3 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
4.4	—	Form of certificate representing Certegy Inc. Common Stock, previously filed as Exhibit 4.4 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.1	—	Master Agreement previously filed as Exhibit 10.27 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC File No. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)
10.2	—	Transaction Document #1 previously filed as Exhibit 10.26 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC File No. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)
10.3	—	Assignment and Assumption of Lease and Other Operative Documents, dated June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank, previously filed as Exhibit 10.3 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.4	—	Amended and Restated 364-Day Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A., previously filed as Exhibit 10.4 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.5	—	Amended and Restated Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A, previously filed as Exhibit 10.5 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.6	—	$130,000,000 Credit Agreement, dated June 29, 2001, between Certegy Inc. and First Union National Bank, previously filed as Exhibit 10.6 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.7	—	Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Andrade Gutierrez Telecomunicacoes Ltda., Andrade Gutierrez S.A., Construtora Andrade Gutierrez S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda., previously filed as Exhibit 10.7 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.8	—	Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Socma Americana S.A., Sideco Do Brasil S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda., previously filed as Exhibit 10.8 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

Exhibit
No.		Description

10.9	—	Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.10	—	Employee Benefits Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.2 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.11	—	Tier I Change in Control Agreement, previously filed as Exhibit 10.11 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC file No. 001-16427) and incorporated by reference.(1)
10.12	—	Tier II Change in Control Agreement, previously filed as Exhibit 10.12 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC file No. 001-16427) and incorporated by reference.(1)
10.13	—	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan.(1)
10.14	—	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement (New Participant).(1)
10.15	—	Grantor Trust Agreement, dated July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A.
10.16	—	Intercompany Data Purchase Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.3 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.17	—	Transition Support Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.4 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.18	—	Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.5 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.19	—	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.6 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.20	—	Certegy Inc. 2001 Stock Incentive Plan.(1)
10.21	—	Certegy Inc. Stock Incentive Plan, amended and restated February 28, 2002, contingent on shareholder approval.(1)
10.22	—	Certegy Inc. 2001 Key Management Long-Term Incentive Plan.(1)
10.23	—	First Amendment to Certegy Inc. 2001 Key Management Long-Term Incentive Plan, effective February 28, 2002.(1)
10.24	—	Certegy Inc. Non-Employee Director Stock Option Plan.(1)
10.25	—	Certegy Inc. Deferred Compensation Plan.(1)
10.26	—	Equifax Inc. Performance Incentive Plan, in effect for Certegy employees for 2001.(1)
10.27	—	2002 Certegy Inc. Annual Incentive Plan.(1)
10.28	—	Year 2001 Stock Option Exchange Program Terms and Conditions.(1)
10.29	—	Certegy 2002 Bonus Deferral Program Terms and Conditions.(1)
10.30	—	Certegy Excess Liability Insurance Plan for the Registrant’s executive officers.(1)
10.31	—	Financial/Tax Planning Services Program for the Registrant’s executive officers.(1)
13.1	—	Selected Financial Data from the Certegy Inc. 2001 Annual Report to Shareholders, incorporated by reference into this Form 10-K.
13.2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Certegy Inc. 2001 Annual Report to Shareholders, incorporated by reference into this Form 10-K.

Exhibit
No.		Description

13.3	—	Financial Statements and Supplementary Data from the Certegy Inc. 2001 Annual Report to Shareholders, incorporated by reference into this Form 10-K.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Public Accountants, to incorporation by reference.
24.1	—	Power of Attorney — Set Forth on Signature Page.
99.1	—	Form of Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002.
99.2	—	Pro Forma Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999.

(1)	Management Contract or Compensatory Plan.

      (b) Reports Filed on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

CERTEGY INC.

By:	/s/ LEE A. KENNEDY

Lee A. Kennedy
Chairman, President and Chief Executive Officer

Date: March 25, 2002

POWER OF ATTORNEY

      Know all men by these presents, that each person whose signature appears below constitutes and appoints Lee A. Kennedy, Michael T. Vollkommer, and Bruce S. Richards, and each of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the amendments, along with exhibits and other documents, with the Securities and Exchange Commission, ratifying and confirming all that said attorneys-in-fact may do or cause to be done.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 2002	By:	/s/ LEE A. KENNEDY ---------------------------------------------------- Lee A. Kennedy Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2002	By:	/s/ MICHAEL T. VOLLKOMMER ---------------------------------------------------- Michael T. Vollkommer Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 25, 2002	By:	/s/ PAMELA A. TEFFT ---------------------------------------------------- Pamela A. Tefft Corporate Vice President and Controller (Principal Accounting Officer)

Date: March 25, 2002	By:	/s/ ROBERT H. BOHANNON ---------------------------------------------------- Robert H. Bohannon, Director

Date: March 25, 2002	By:	/s/ THOMAS F. CHAPMAN ---------------------------------------------------- Thomas F. Chapman, Director

Date: March 25, 2002	By:	/s/ RICHARD N. CHILD ---------------------------------------------------- Richard N. Child, Director

Date: March 25, 2002	By:	/s/ CHARLES T. DOYLE ---------------------------------------------------- Charles T. Doyle, Director

Date: March 25, 2002	By:	/s/ DAVID K. HUNT ---------------------------------------------------- David K. Hunt, Director

Date: March 25, 2002	By:	/s/ KATHY BRITTAIN WHITE ---------------------------------------------------- Kathy Brittain White, Director

CERTEGY INC.

FORM 10-K

INDEX TO EXHIBITS

      The following documents are being filed with this Report.

Exhibit No.		Description

10.13	—	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan. (1)
10.14	—	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement (New Participant).(1)
10.15	—	Grantor Trust Agreement, dated July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A.
10.20	—	Certegy Inc. 2001 Stock Incentive Plan.(1)
10.21	—	Certegy Inc. Stock Incentive Plan, amended and restated February 28, 2002, contingent on shareholder approval.(1)
10.22	—	Certegy Inc. 2001 Key Management Long-Term Incentive Plan. (1)
10.23	—	First Amendment to Certegy Inc. 2001 Key Management Long-Term Incentive Plan, effective February 28, 2002.(1)
10.24	—	Certegy Inc. Non-Employee Director Stock Option Plan.(1)
10.25	—	Certegy Inc. Deferred Compensation Plan.(1)
10.26	—	Equifax Inc. Performance Incentive Plan, in effect for Certegy employees for 2001.(1)
10.27	—	2002 Certegy Inc. Annual Incentive Plan.(1)
10.28	—	Year 2001 Stock Option Exchange Program Terms and Conditions.(1)
10.29	—	Certegy 2002 Bonus Deferral Program Terms and Conditions.(1)
10.30	—	Certegy Excess Liability Insurance Plan for the Registrant’s executive officers.(1)
10.31	—	Financial/ Tax Planning Services Program for the Registrant’s executive officers.(1)
13.1	—	Selected Financial Data from the Certegy Inc. 2001 Annual Report to Shareholders, incorporated by reference into this Form 10-K.
13.2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Certegy Inc. 2001 Annual Report to Shareholders, incorporated by reference into this Form 10-K.
13.3	—	Financial Statements and Supplementary Data from the Certegy Inc. 2001 Annual Report to Shareholders, incorporated by reference into this Form 10-K.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Public Accountants, to incorporation by reference.
24.1	—	Power of Attorney — Set Forth on Signature Page.
99.1	—	Form of Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002.
99.2	—	Pro Forma Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999.

(1)	Management Contract or Compensatory Plan.