Form 10-Q
period 2002-03-31
CERTEGY INC
filed 2002-05-14
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File No. 001-16427

Certegy Inc.
(Exact name of registrant as specified in its charter)

Georgia
(State or other jurisdiction of incorporation or organization)	58-2606325 (I.R.S. Employer Identification No.)

11720 Amber Park Drive Alpharetta, Georgia	30004
(Address of principal executive offices)	(Zip Code)

(678) 867-8000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at April 30, 2002

Common stock, $0.01 par value	69,528,219

CERTEGY INC.

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Statements of Income (Unaudited) – Three Months Ended March 31, 2002 and 2001	3
	Consolidated Balance Sheets – March 31, 2002 (Unaudited) and December 31, 2001	4
	Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
	PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information:
	Pro Forma Consolidated Statement of Income (Unaudited) – Three Months Ended March 31, 2001	17
Item 6.	Exhibits and Reports on Form 8–K	18
Signatures		19

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CERTEGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Revenues (Note 2)	$234,842	$215,698

Operating expenses:
Costs of services (Note 2)	179,108	164,166
Selling, general and administrative expenses	27,953	25,042

	207,061	189,208

Operating income	27,781	26,490
Other income (expense), net	184	(316)
Interest expense	(1,978)	(179)

Income before income taxes and minority interests	25,987	25,995
Provision for income taxes	(9,940)	(10,138)
Minority interests in earnings, net of tax	—	(618)

Net income	$16,047	$15,239

Basic (Note 3):
Earnings per share	$0.23	$0.22

Pro forma earnings per share		$0.19

Average shares outstanding	68,868	68,004

Diluted (Note 3):
Earnings per share	$0.23	$0.22

Pro forma earnings per share		$0.19

Average shares outstanding	69,963	68,737

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,939	$27,674
Settlement deposits	25,425	26,477
Trade accounts receivable, net of allowance for doubtful accounts of $2,544 and $2,538, respectively	88,201	102,511
Settlement receivables	66,220	100,114
Other receivables	10,908	10,631
Deferred income taxes	2,165	2,554
Other current assets	13,719	12,945

Total current assets	230,577	282,906
Property and equipment, net	36,119	34,340
Goodwill, net (Note 2)	206,264	207,001
Other intangibles, net (Note 2)	32,824	33,629
Deferred income taxes	3,916	3,946
Other assets, net (Note 4)	137,648	135,751

Total assets	$647,348	$697,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$20,038	$22,005
Settlement payables	91,645	126,591
Notes payable	254	423
Accrued salaries and bonuses	8,429	13,164
Income taxes payable	10,996	11,703
Other current liabilities	42,068	48,050

Total current liabilities	173,430	221,936
Long-term debt	205,000	230,000
Deferred income taxes	27,721	24,629
Other long-term liabilities	5,361	9,143

Total liabilities	411,512	485,708

Shareholders’ equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 300,000 shares authorized; 69,458 and 68,836 shares issued and outstanding in 2002 and 2001, respectively	695	688
Paid-in capital	249,211	232,099
Retained earnings	66,615	50,568
Deferred compensation	(11,354)	(3,651)
Accumulated other comprehensive loss (Note 5)	(69,331)	(67,839)

Total shareholders’ equity	235,836	211,865

Total liabilities and shareholders’ equity	$647,348	$697,573

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income	$16,047	$15,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,006	10,365
Other, net	932	618
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	13,685	15,099
Current liabilities, excluding notes and settlement payables	(17,505)	(11,556)
Settlement accounts, net	—	(22,374)
Other current assets	(832)	131
Deferred income taxes	3,479	(247)
Other long-term liabilities	696	(27)
Other assets	(401)	—

Net cash provided by operating activities	26,107	7,248

Cash flows from investing activities:
Capital expenditures	(12,137)	(12,321)

Net cash used in investing activities	(12,137)	(12,321)

Cash flows from financing activities:
Net repayments on long-term debt	(25,000)	—
Proceeds from exercise of stock options	8,486	—
Net borrowings from Equifax	—	2,271
Other	(165)	(79)

Net cash (used in) provided by financing activities	(16,679)	2,192

Effect of foreign currency exchange rates on cash	(1,026)	(2,142)

Net cash used	(3,735)	(5,023)
Cash and cash equivalents, beginning of period	27,674	29,794

Cash and cash equivalents, end of period	$23,939	$24,771

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.   Spin-off and Basis of Presentation

In October 2000, the Board of Directors of Equifax Inc. (“Equifax”) announced its intent to spin off its Payment Services division, subject to certain conditions, into a separate publicly traded company with its own management and Board of Directors (the “Distribution”). This Distribution occurred on July 7, 2001 (the “Distribution Date”) and was accomplished by transferring the assets, liabilities, and stock of the businesses that comprised the Payment Services division to Certegy Inc. (“Certegy” or the “Company”) and then distributing all of the shares of Certegy common stock to Equifax’s shareholders. (The term “Company” is also used to refer to the Equifax Payment Services division prior to the Distribution.) The Equifax shareholders received one share of Certegy common stock for every two shares of Equifax common stock held as of the Distribution Date. In conjunction with the Distribution, Certegy made a cash payment to Equifax in the amount of $275 million to reflect Certegy’s share of Equifax’s pre-distribution debt used to establish the Company’s initial capitalization. This was funded through $400 million of unsecured revolving credit facilities obtained by Certegy in July 2001. Certegy was incorporated on March 2, 2001, under the name Equifax PS, Inc., as a wholly-owned subsidiary of Equifax. Certegy did not have any operations, assets, or liabilities until the contribution by Equifax to Certegy of the Payment Services division prior to the Distribution.

The Company provides credit and debit card processing and check risk management services to financial institutions and merchants throughout the world through two segments, Card Services and Check Services (see Note 6 for segment information). Card Services provides card issuer services in the United States (“U.S.”), the United Kingdom (“U.K.”), Brazil, Chile, Australia, New Zealand, Ireland, Spain, and the Dominican Republic. Additionally, Card Services provides merchant processing services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Prior to the Distribution Date, the financial statements included the accounts of the Equifax businesses that comprised its Payment Services division. All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K. Significant accounting policies disclosed in the annual report have not changed except as discussed in Note 2 with respect to the Company’s accounting for goodwill and the reimbursement of out-of-pocket expenses.

The Company has prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.   Significant Accounting Policies

Accounting for Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and other non-separable intangible assets with indefinite useful lives and requires that goodwill be evaluated for impairment by applying a fair value-based test.

The Company adopted SFAS 142 effective January 1, 2002 for acquisitions that occurred prior to June 30, 2001. Accordingly, the amortization of goodwill ceased on January 1, 2002. Information related to the Company’s goodwill by segment is as follows:

	March 31,	December 31,
	2002	2001

Card Services	$179,331	$179,872
Check Services	26,933	27,129

	$206,264	$207,001

The change in the carrying amount of goodwill from December 31, 2001 to March 31, 2002 was the result of currency translation. The Company’s first fair value-based impairment test for goodwill is currently in process and will be completed by June 30, 2002. Based on the results of the testing completed to date, the Company does not anticipate that there will be a material impact on the consolidated financial results related to our goodwill valuation; however, the Company has not yet finalized its testing. The Company has no intangible assets with indefinite useful lives.

Adoption of the non-amortization provisions of SFAS 142 as of January 1, 2001 would have increased net income by $2,018, net of $284 in income taxes, or $0.025 per diluted share, for the three months ended March 31, 2001.

The Company is required to test its goodwill for impairment on an annual basis, which could have an adverse effect on the Company’s future results of operations if these assets are deemed impaired.

Information related to the Company’s acquired intangible assets subject to amortization is as follows:

	March 31, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Merchant contracts	$24,000	$3,146	$24,000	$2,583
Other	12,652	682	12,672	460

	$36,652	$3,828	$36,672	$3,043

Net book value	$32,824		$33,629

The Company’s other intangible assets consist of data files and customer lists, which are amortized on a straight-line basis over their estimated useful lives. Amortization expense associated with the Company’s intangible assets totaled $785 and $563 for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows: 2002 — $3,128; 2003 — $3,128; 2004 — $3,087; 2005 – $3,068; and 2006 — $3,068.

Accounting for Reimbursement of Out-of-Pocket Expenses. In January 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be reclassified as revenues. Historically, the Company has netted such reimbursements against its costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues reported for the three months ended March 31, 2002 and 2001 have increased by $20,850 and $20,722, respectively, for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs.

These reclassifications, which have no impact on operating income or net income, increased revenues and costs of services as follows for the three months ended March 31, 2002 and the year ended December 31, 2001:

2002	1st Qtr

Card Services	$16,807
Check Services	4,043

$20,850

2001	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Full Year

Card Services	$17,785	$18,606	$16,242	$16,430	$69,063
Check Services	2,937	3,659	3,757	5,432	15,785

	$20,722	$22,265	$19,999	$21,862	$84,848

3.   Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Prior to the commencement of public trading on July 9, 2001, weighted average shares outstanding were computed by applying the distribution ratio of 0.5 shares of Certegy common stock to the historical Equifax weighted average shares outstanding for the same periods presented.

Diluted EPS reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding during the period. As there were no historical market share prices for Certegy common stock prior to July 9, 2001, the effect of dilutive stock options for periods prior to the Distribution were estimated based on the dilutive amounts for the third quarter of 2001. Restricted stock was not issued until after the Distribution Date.

Pro forma basic and diluted EPS is calculated based on pro forma net income. During 2001, the Company made certain adjustments to its results prepared in conformity with GAAP, to disclose pro forma net income. These adjustments include certain pro forma costs assuming the Distribution had occurred on January 1, 2001, including incremental stand-alone public company costs and interest expense on the debt the Company incurred to fund a $275 million payment to Equifax in conjunction with the Distribution. In addition, in conjunction with the adoption of SFAS 142 (see Note 2), the Company ceased the amortization of goodwill on January 1, 2002. Accordingly, the pro forma 2001 results have been adjusted to exclude goodwill amortization expense as if the standard had been effective on January 1, 2001. Management believes the supplemental presentation of pro forma results for the comparative historical period provides a more meaningful comparative analysis.

A reconciliation of historical net income to pro forma net income for the three months ended March 31, 2001 is as follows:

Historical net income	$15,239
Spin-off adjustments:
Additional operating expenses	(1,625)
Additional interest expense	(4,609)
Income tax benefit of spin-off adjustments	2,431
SFAS 142 adjustments (Note 2):
Add back goodwill amortization	2,018
Income tax expense of SFAS 142 adjustment	(284)

Pro forma net income	$13,170

Pro forma basic earnings per share	$0.19

Pro forma diluted earnings per share	$0.19

A reconciliation of the average outstanding shares used in the basic and diluted EPS calculations is as follows:

	Three months ended
	March 31,

	2002	2001

Weighted average shares outstanding – basic	68,868	68,004
Effect of dilutive securities:
Stock options	1,000	733
Restricted stock	95	—

Weighted average shares outstanding – diluted	69,963	68,737

4.   Other Assets

Other assets principally consist of systems development and other deferred costs, prepaid pension cost, and purchased software. The costs of internally developed and purchased software used to provide services to customers or for internal administrative services are capitalized and amortized on a straight-line basis over five to ten years, as determined by their estimated useful lives. Maintenance and repairs are charged to expense as incurred. Other miscellaneous assets are amortized using the straight-line method over estimated useful lives of five to ten years. Other assets, net consist of the following:

	March 31,	December 31,
	2002	2001

Systems development and other deferred costs	$94,525	$95,198
Prepaid pension cost	20,875	20,875
Purchased software	8,771	7,842
Other	13,477	11,836

	$137,648	$135,751

5.   Shareholders’ Equity

Comprehensive Income. The components of comprehensive income for the three months ended March 31, 2002 and 2001 are as follows:

	2002	2001

Net income	$16,047	$15,239
Change in cumulative foreign currency translation adjustment	(1,600)	(11,972)
Change in cumulative loss from cash flow hedging activities	108	—

Comprehensive income	$14,555	$3,267

Accumulated other comprehensive loss at March 31, 2002 and December 31, 2001 consists of the following components:

	March 31,	December 31,
	2002	2001

Cumulative foreign currency translation adjustment	$(69,211)	$(67,611)
Cumulative loss from cash flow hedging activities	(120)	(228)

Accumulated other comprehensive loss	$(69,331)	$(67,839)

Deferred Compensation. In February 2002, the Company granted 247 shares of performance-accelerated restricted stock to officers and other key employees under the Certegy Inc. Stock Incentive Plan. The shares become fully vested at the end of a 36-month vesting period if certain performance criteria are met. Otherwise, the shares vest at the end of a 72-month period. These restricted stock grants were recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant.

6.   Segment Information

Segment information for the three months ended March 31, 2002 and 2001 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three Months
	Ended March 31,

	2002	2001

Revenues:
Card Services	$157,219	$149,022
Check Services	77,623	66,676

	$234,842	$215,698

Operating income:
Card Services	$24,644	$22,600
Check Services	7,336	6,105

	31,980	28,705
General Corporate Expense	(4,199)	(2,215)

	$27,781	$26,490

Total assets by segment at March 31, 2002 and December 31, 2001 are as follows:

	March 31,	December 31,
	2002	2001

Card Services	$473,433	$511,149
Check Services	118,665	133,556

	592,098	644,705
Corporate	55,250	52,868

	$647,348	$697,573

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements for the three months ended March 31, 2002 and 2001 and the pro forma consolidated statement of income for the three months ended March 31, 2001, including the notes to those statements, included elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis, consolidated financial statements, and pro forma consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001.

Overview

We provide credit and debit card processing and check risk management services to financial institutions and merchants throughout the world through two segments, Card Services and Check Services. Card Services provides card issuer services in the United States (“U.S.”), the United Kingdom (“U.K.”), Brazil, Chile, Australia, New Zealand, Ireland, Spain, and the Dominican Republic. Additionally, Card Services provides merchant processing services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

Certegy was established as a separate public company through a tax-free distribution to Equifax Inc. (“Equifax”) shareholders on July 7, 2001. For comparative purposes, the pro forma financial results for the first quarter of 2001 include adjustments to reflect $4.6 million of interest expense and $1.6 million of corporate expenses that would have been incurred had the spin-off occurred at the beginning of 2001.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), modifies accounting for business combinations, goodwill, and identifiable intangible assets. As of January 1, 2002, all goodwill amortization ceased. In the first quarter of 2001, our operating income included $2.0 million of goodwill amortization, or approximately $0.025 per diluted share. For comparative purposes, the pro forma financial results for the first quarter of 2001 include adjustments to reflect this accounting change, as if it had been effective on January 1, 2001.

In January 2002, we adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be reclassified as revenues. Historically, we have netted such reimbursements against our costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues reported for the first quarters of 2002 and 2001 have increased by $20.9 million and $20.7 million, respectively, for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs. These reclassifications have no impact on operating income or net income.

Components of Income Statement

We generate revenues from (i) charges based on transaction volume (U.S.), accounts or cards processed (outside the U.S.), and fees for various services and products (globally) within Card Services, and (ii) charges based on transaction volume and fees for various services and products within Check Services. Revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

Costs of services consist primarily of the costs of transaction processing systems, personnel to develop and maintain applications and operate computer networks and to provide customer support, losses on check guarantee services, interchange and other fees on merchant processing, and depreciation and occupancy costs associated with the facilities performing these functions. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to sales, non-revenue customer support functions and administrative employees and management, and prior to the spin-off, certain allocated Equifax corporate costs.

Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2002 and 2001:

	Historical	Historical	Pro Forma
	2002	2001	2001(1)

	(In millions, except per share amounts)
Revenues(2)	$234.8	$215.7	$215.7
Operating income	$27.8	$26.5	$26.9
Other income (expense), net	$0.2	$(0.3)	$(0.3)
Interest expense	$(2.0)	$(0.2)	$(4.8)
Net income	$16.0	$15.2	$13.2
Basic earnings per share	$0.23	$0.22	$0.19
Diluted earnings per share	$0.23	$0.22	$0.19

(1)	Includes pro forma adjustments to reflect the spin-off as if it had occurred at the beginning of 2001 and to eliminate goodwill amortization as if SFAS 142 had been effective on January 1, 2001. See the pro forma consolidated statement of income for the three months ended March 31, 2001 included in Part II, Item 5 of this report.

(2)	Revenues for the first quarter of 2001 have been restated for reclassifications required by the adoption of EITF 01-14 and certain similar reclassifications.

Revenues

Revenues in the first quarter of 2002 of $234.8 million grew $19.1 million, or 8.9 percent, over the first quarter of 2001, while on a local currency basis, revenues increased 10.4 percent. Card Services experienced revenue growth of 5.5 percent, or $8.2 million, while Check Services revenues increased $10.9 million, or 16.4 percent.

The revenue growth was driven primarily by continuing market share gains in Check Services, very strong revenue growth in our international card business, and higher merchant processing volumes. Additionally, the start-up of our Australian card operation and conversion of the National Australia Bank portfolio in the second quarter of 2001 contributed $5.3 million in Card Services revenues in the first quarter of 2002, while the acquisition of Accu Chek, Inc. (“Accu Chek”) in August 2001 contributed $3.2 million in Check Services revenues. The strengthening of the U.S. dollar against foreign currencies, particularly the Brazilian real, reduced U.S. dollar equivalent revenue growth by $3.2 million, resulting in the U.S. dollar revenue growth being 1.5 percent below local currency revenue growth rates.

Operating Expenses

Total operating expenses in the first quarter of 2002 of $207.1 million increased $17.9 million, or 9.4 percent, over the first quarter of 2001. Operating expenses for Card Services and Check Services increased $6.2 million, or 4.9 percent, and $9.7 million, or 16.0 percent, respectively, while Corporate operating expenses rose $2.0 million, or 89.6 percent. On a pro forma basis, total operating expenses increased $18.2 million, or 9.7 percent.

Costs of services in the first quarter of 2002 increased $15.0 million, or 9.1 percent, over the first quarter of 2001, primarily driven by higher volumes in both business segments. An increase in card issuing and merchant volumes, as well as incremental prospecting costs in our international card business, added $5.6 million of costs, while higher check volumes, as well as start-up costs related to our check cashing business, added $9.3 million of costs. Card merchant costs of services included $39.5 million and $34.7 million of interchange pass-through costs in the first quarters of 2002 and 2001, respectively. On a pro forma basis, which includes adjustments for $1.2 million of additional costs related to the spin-off and the exclusion of $2.0 million of goodwill amortization expense in 2001, costs of services in the first quarter of 2002 increased $15.8 million, or 9.7 percent.

Selling, general, and administrative expense in the first quarter of 2002 increased $2.9 million, or 11.6 percent, over the first quarter of 2001, largely attributable to the growth in our international card business and incremental costs we incurred as a stand-alone company after the spin-off. On a pro forma basis, which includes an adjustment for $0.4 million of additional costs related to the spin-off, selling, general, and administrative expense increased $2.5 million, or 9.7 percent.

Operating Income

Operating income in the first quarter of 2002 of $27.8 million increased $1.3 million, or 4.9 percent, compared to the first quarter of 2001, while on a local currency basis, operating income increased 5.8 percent. On a pro forma basis, operating income increased 3.3 percent, or 4.2 percent on a local currency basis. Combined operating margins were 11.8 percent in 2002 compared to 12.3 percent (historical) and 12.5 percent (pro forma) in 2001. Our overall operating margin was reduced due to the incremental general and administrative expenses we incurred as a stand-alone public company, an 8.9 percent increase in lower-margin card merchant revenues, $0.5 million of incremental prospecting expenses incurred in our international card business, and $0.7 million of start-up costs associated with our check cashing business.

Other Income (Expense), Net

Other income (expense) primarily consists of net foreign exchange gains and losses.

Interest Expense

Interest expense of $2.0 million in the first quarter of 2002 primarily relates to interest on the outstanding borrowings from our $400 million unsecured revolving credit facilities. Interest expense in the first quarter of 2001 primarily consisted of interest paid on a line of credit held by Unnisa, our card processing operation in Brazil, and interest charged by Equifax on overnight funds borrowed on our behalf. We were not allocated any Equifax corporate debt or related interest expense, as historically, these amounts were not allocated to the operating divisions by Equifax. On a pro forma basis, interest expense in the first quarter of 2002 decreased $2.8 million compared to the first quarter of 2001 due to the decline in interest rates and reductions in total debt outstanding. Total outstanding debt at March 31, 2002 was $205 million.

Effective Tax Rate

The provision for income taxes in our consolidated statements of income reflects federal, state, and foreign taxes calculated using the separate return basis. The effective tax rate for the first quarter of 2002 was 38.3 percent, which is the expected rate for the entire year, while the effective tax rate in 2001 was 39.0 percent. The decline in the estimated tax rate is primarily the result of the change in accounting for goodwill in accordance with SFAS 142, which was effective on January 1, 2002.

Net Income and Earnings per Share

Net income in the first quarter of 2002 of $16.0 million increased $0.8 million, or 5.3 percent, over the first quarter of 2001 driven by the growth in revenues and other income, and the adoption of SFAS 142, which would have increased net income in the first quarter of 2001 by approximately $1.7 million had the standard been effective on January 1, 2001. These favorable items were offset by a $2.0 million increase in corporate expenses and a $1.8 million increase in interest expense. On a pro forma basis, net income increased $2.9 million, or 21.8 percent, driven primarily by the $2.8 million decrease in interest expense due to the decline in interest rates and reductions in total debt outstanding.

In the first quarter of 2001, minority interests in earnings related to minority ownerships in the net income of Unnisa, our Brazilian card processing operation. We acquired full ownership of Unnisa in May 2001, and, as a result, there were no minority interests in earnings in the first quarter of 2002.

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Prior to the commencement of public trading on July 9, 2001, weighted average shares outstanding were computed by applying the distribution ratio of 0.5 shares of Certegy common stock to the historical Equifax weighted average shares outstanding for the same periods presented.

Diluted EPS reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding during the period. As there were no historical market share prices for Certegy common stock prior to July 9, 2001, the effect of dilutive stock options for periods prior to the spin-off were estimated based on the dilutive amounts for the third quarter of 2001. Restricted stock was not issued until after the spin-off.

Pro forma basic and diluted EPS is calculated based on pro forma net income. We believe the supplemental presentation of pro forma results for the comparative historical period provides a more meaningful comparative analysis.

Segment Results

The following table summarizes the segment results for the three months ended March 31, 2002 and 2001:

					Pro Forma
	Revenues		Operating Income		Operating
					Income
	2002	2001	2002	2001	2001

	(In millions)
Card Services	$157.2	$149.0	$24.6	$22.6	$24.4
Check Services	77.6	66.7	7.4	6.1	6.3

	234.8	215.7	32.0	28.7	30.7
General Corporate Expense	–	–	(4.2)	(2.2)	(3.8)

	$234.8	$215.7	$27.8	$26.5	$26.9

Card Services

In the first quarter of 2002, Card Services revenues increased $8.2 million, or 5.5 percent, over the first quarter of 2001, while on a local currency basis, revenues increased 7.5 percent. Domestic revenues of $124.2 million in the first quarter of 2002 increased $3.1 million, or 2.6 percent, over the first quarter of 2001, driven principally by rising merchant processing volumes.

International card issuer revenues of $32.0 million in the first quarter of 2002 increased $5.9 million, or 22.4 percent, compared to the first quarter of 2001, driven by the strong growth in our international card base. At the end of March 2002, we were processing over 21.3 million cards outside of North America, a 52.1 percent increase over the first quarter of 2001. Additionally, the start-up of our Australian card operation and conversion of the National Australia Bank portfolio in the second quarter of 2001 contributed $5.3 million in Card Services revenues in the first quarter of 2002. Exchange rate fluctuations in the Brazilian real and the British pound have negatively impacted international card issuer revenues by approximately $2.9 million. On a local currency basis, international card issuer revenues increased by 33.5 percent. International software maintenance and support revenues declined $0.8 million to $1.0 million, compared with the first quarter of 2001.

Card Services operating income in the first quarter of 2002 increased $2.0 million, or 9.0 percent, over the first quarter of 2001. On a pro forma basis, which adds back goodwill amortization expense in 2001, operating income grew 1.1 percent. Operating margins were 15.7 percent in the first quarter of 2002 versus 15.2 percent (historical) and 16.4 percent (pro forma) in the first quarter of 2001. The decrease in operating margin on a pro forma comparative basis was due primarily to a higher level of lower-margin merchant processing revenues, exchange rate fluctuations, and incremental prospecting costs in our international card business. On a local currency basis, Card Services operating income grew 10.0 percent (historical) and 1.9 percent (pro forma) in 2002.

Check Services

Check Services revenues in the first quarter of 2002 increased $10.9 million, or 16.4 percent, over the first quarter of 2001, while on a local currency basis, revenues increased 16.8 percent. Domestic revenues of $65.6 million increased $11.0 million, or 20.2 percent, over the first quarter of 2001, driven by increased volumes largely resulting from the addition of new customers in the fourth quarter of 2001 and the first quarter of 2002, as well as the acquisition of Accu Chek in August 2001, which contributed $3.2 million in revenues in the first quarter of 2002. The face amount of checks authorized in the U.S. totaled $7.1 billion in the first quarter of 2002 compared to $6.1 billion in the first quarter of 2001.

International revenues in the first quarter of 2002 of $12.0 million were consistent with the first quarter of 2001. The strengthening of the U.S. dollar against the British pound resulted in a $0.3 million reduction in international check revenues. On a local currency basis, international revenues increased approximately 1.5 percent.

Check Services operating income in the first quarter of 2002 increased $1.2 million, or 20.2 percent over the first quarter of 2001. On a pro forma basis, which adds back goodwill amortization expense in 2001, operating income grew 15.8 percent. Operating margins were 9.5 percent in the first quarter of 2002 compared to 9.2 percent (historical) and 9.5 percent (pro forma) in the first quarter of 2001. The consistency of margins on a pro forma comparative basis is a result of revenue growth being partially offset by $0.7 million of start-up costs in our check cashing business.

General Corporate

General corporate expense of $4.2 million for the first quarter of 2002 increased $2.0 million over the first quarter 2001. On a pro forma basis, which includes adjustments for additional corporate expenses that would have been incurred had the spin-off occurred at the beginning of 2001, corporate expenses increased $0.4 million.

Corporate expenses recorded prior to the spin-off on July 7, 2001 represent certain Equifax corporate expenses that were allocated to us based on our proportionate amount of revenues, number of employees, and other relevant factors as compared to related totals for Equifax. We believe that these allocations were made on a reasonable basis.

Liquidity and Capital Resources

Net cash provided by operating activities amounted to $26.1 million in the first quarter of 2002 as compared with $7.2 million in the first quarter of 2001. The 2001 amount was reduced by $22.4 million, which is related to the timing of settlements in the card and merchant processing clearing system. Prior to the spin-off, Equifax held the cash deposits associated with this settlement process, which were included in the intercompany receivable from Equifax, a component of equity. Operating activities provided cash of $29.6 million in the first quarter of 2001 before the effect of this settlement activity. Operating cash flow has been sufficient to fund capital expenditures.

Net cash used in investing activities, which is for capital expenditures, amounted to $12.1 million in the first quarter of 2002 and $12.3 million in the first quarter of 2001. We expect total capital expenditures, exclusive of acquisitions, to approximate $45 million in 2002.

Net cash (used in) provided by financing activities amounted to $(16.7) million in the first quarter of 2002 and $2.2 million in the first quarter of 2001. Net repayments on long-term debt amounted to $25.0 million in the first quarter of 2002, while proceeds from the exercise of employee stock options totaled $8.5 million. Net cash provided by financing activities in the first quarter of 2001 primarily relates to net borrowings from Equifax. In May 2002, we repurchased 181,000 shares of common stock at a cost of $7.0 million.

In July 2001, we obtained a three-year $300 million unsecured revolving credit facility and a 364-day $100 million revolving credit facility, a portion of which was used to fund a cash payment to Equifax of $275 million in conjunction with the spin-off. We believe that our current level of cash and cash equivalents, $23.9 million as of March 31, 2002, future cash flows from operations, and the amounts available under our three-year revolving credit facility, which totaled $105 million as of April 30, 2002, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. Therefore, we will not renew the 364-day facility upon its expiration in July 2002.

We regularly evaluate cash requirements for current operations, development activities, and acquisitions. We may elect to raise additional funds for these purposes, either through further bank financing or the public capital markets, as appropriate. Based on our recent financial results and current financial position, we believe that additional funding will be available if required to meet our capital requirements.

Seasonality, Inflation, and Economic Downturns

We are subject to the impact of general economic conditions; however, historically this has been somewhat mitigated by the continued demand for payment transaction processing. We also are subject to certain seasonal fluctuations such as peak activity during the holiday buying season.

We do not believe that inflation has had a material effect on our operating results; however, inflation could adversely affect our financial results were it to result in a substantial weakening in economic conditions that adversely affects the level of consumer spending.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about our business and our industry. They are not guarantees of future performance and are subject to risks and uncertainties, many of which are beyond our control, that may cause actual results to differ significantly from what is expressed in those statements. In addition to important factors described elsewhere in this report, factors that could, either individually or in the aggregate, affect our performance include matters such as our ability to maintain or improve our competitive positions against current and potential competitors; the level of economic growth, which tends to impact consumer spending by credit cards, debit cards or checks; a reversal of the trend of increasing demand for card processing outsourcing services in international markets, a reversal in the trend of increasing point-of-sale check fraud, or other factors affecting the demand for our products and services; loss of key customer contracts or strategic relationships; security failures with regard to our databases or failures in our key operating systems, which may impact our reputation and the ongoing demand for our products and services; changes in or increased regulation applicable to our businesses or those of our customers pertaining to credit availability, data usage, debt usage, debt collection or other areas; changes in industry standards for our or our customers’ businesses; other risks associated with investments and operations in foreign countries that may increase our costs or reduce our revenues, including exchange rate fluctuations and local political, social, and economic factors. These factors are described in greater detail in our annual report on Form 10-K for the year ended December 31, 2001.

PART II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

The following Pro Forma Consolidated Statement of Income for the Three Months Ended March 31, 2001 is presented for informational purposes.

CERTEGY INC.

PRO FORMA CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

(In thousands, except per share amounts)

		Pro Forma Adjustments

	Historical	Spin-off(1)	SFAS 142(2)	Pro Forma

Revenues(3)	$215,698	$—	$—	$215,698

Operating expenses:
Costs of services(3)	164,166	1,175	(2,018)	163,323
Selling, general and administrative	25,042	450	—	25,492

	189,208	1,625	(2,018)	188,815

Operating income	26,490	(1,625)	2,018	26,883
Other income (expense), net	(316)	—	—	(316)
Interest expense	(179)	(4,609)	—	(4,788)

Income before income taxes and minority interests	25,995	(6,234)	2,018	21,779
Provision for income taxes	(10,138)	2,431	(284)	(7,991)
Minority interests in earnings, net of tax	(618)	—	—	(618)

Net income	$15,239	$(3,803)	$1,734	$13,170

Basic:
Earnings per share	$0.22			$0.19

Average shares outstanding	68,004			68,004

Diluted:
Earnings per share	$0.22			$0.19

Average shares outstanding	68,737			68,737

(1)	Pro forma adjustments include: a) additional operating expenses of $1.6 million, which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees; b) interest on the $275 million of debt used to fund a cash payment to Equifax in conjunction with the spin-off, at an annual rate of LIBOR plus 100 basis points (6.34 percent for the three months ended March 31, 2001), plus amortization of financing costs over the three-year term of the debt; and c) the income tax benefit resulting from the pro forma adjustments using the Company’s effective tax rate for the period.

(2)	Pro forma adjustment to exclude goodwill amortization expense in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” as if the standard had been effective on January 1, 2001.

(3)	In January 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be reclassified as revenues. Historically, the Company has netted such reimbursements against its costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, revenues reported for the first quarter of 2001 have increased by $20.7 million for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs. These reclassifications have no impact on operating income or net income.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: May 14, 2002	CERTEGY INC.

/s/ Lee A. Kennedy

Lee A. Kennedy Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael T. Vollkommer

Michael T. Vollkommer Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Pamela A. Tefft

Pamela A. Tefft Corporate Vice President and Controller (Principal Accounting Officer)