Form 10-Q
period 2002-06-30
CERTEGY INC
filed 2002-08-14
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File No. 001-16427

Certegy Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2606325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11720 Amber Park Drive Alpharetta, Georgia	30004 (Zip Code)
(Address of principal executive offices)

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

Yes        No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares
Title of each class	outstanding at July 31, 2002

Common stock, $0.01 par value	69,198,592

CERTEGY INC.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statements of Income (Unaudited) — Three Months Ended June 30, 2002 and 2001	3

	Consolidated Statements of Income (Unaudited) — Six Months Ended June 30, 2002 and 2001	4

	Consolidated Balance Sheets — June 30, 2002 (Unaudited) and December 31, 2001	5

	Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended June 30, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information:

	Pro Forma Consolidated Statement of Income (Unaudited) — Three Months Ended June 30, 2001	24

	Pro Forma Consolidated Statement of Income (Unaudited) — Six Months Ended June 30, 2001	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CERTEGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,

	2002	2001

Revenues (Note 2)	$255,369	$227,681

Operating expenses:
Costs of services (Note 2)	188,936	166,744
Selling, general and administrative expenses	28,115	25,087

	217,051	191,831

Operating income	38,318	35,850
Other income (expense), net	587	(190)
Interest expense	(1,748)	(256)

Income before income taxes and minority interests	37,157	35,404
Provision for income taxes	(14,213)	(13,808)
Minority interests in earnings, net of tax	—	(327)

Net income	$22,944	$21,269

Basic (Note 3):
Earnings per share	$0.33	$0.31

Pro forma earnings per share		$0.29

Average shares outstanding	69,052	68,268

Diluted (Note 3):
Earnings per share	$0.33	$0.31

Pro forma earnings per share		$0.29

Average shares outstanding	70,404	69,001

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,

	2002	2001

Revenues (Note 2)	$490,211	$443,379

Operating expenses:
Costs of services (Note 2)	368,044	330,910
Selling, general and administrative expenses	56,068	50,129

	424,112	381,039

Operating income	66,099	62,340
Other income (expense), net	771	(506)
Interest expense	(3,726)	(435)

Income before income taxes and minority interests	63,144	61,399
Provision for income taxes	(24,153)	(23,946)
Minority interests in earnings, net of tax	—	(945)

Net income	$38,991	$36,508

Basic (Note 3):
Earnings per share	$0.57	$0.54

Pro forma earnings per share		$0.48

Average shares outstanding	68,968	68,136

Diluted (Note 3):
Earnings per share	$0.56	$0.53

Pro forma earnings per share		$0.48

Average shares outstanding	70,200	68,869

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,392	$27,674
Settlement deposits	23,156	26,477
Trade accounts receivable, net of allowance for doubtful accounts of $2,533 and $2,538, respectively	86,825	102,511
Settlement receivables	67,271	100,114
Claims recoverable (Note 2)	38,497	38,630
Other receivables	9,179	10,631
Deferred income taxes	1,776	2,554
Other current assets	14,637	12,945

Total current assets	262,733	321,536
Property and equipment, net	38,046	34,340
Goodwill, net (Note 2)	185,554	207,001
Other intangible assets, net (Note 2)	30,519	33,629
Deferred income taxes	3,459	3,946
Other assets, net (Note 4)	137,592	135,751

Total assets	$657,903	$736,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,242	$22,005
Settlement payables	90,427	126,591
Claims payable (Note 2)	31,117	38,658
Accrued salaries and bonuses	9,875	13,164
Income taxes payable	7,924	11,703
Other current liabilities	54,009	48,445

Total current liabilities	217,594	260,566
Long-term debt	182,000	230,000
Deferred income taxes	29,398	24,629
Other long-term liabilities	5,145	9,143

Total liabilities	434,137	524,338

Shareholders’ equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 300,000 shares authorized; 69,529 and 68,836 shares issued and 69,197 and 68,836 shares outstanding in 2002 and 2001, respectively	695	688
Paid-in capital	250,108	232,099
Retained earnings	89,558	50,568
Deferred compensation (Note 5)	(10,211)	(3,651)
Accumulated other comprehensive loss (Note 5)	(93,667)	(67,839)

	236,483	211,865
Treasury stock, at cost; 332 shares at June 30, 2002 (Note 5)	(12,717)	—

Total shareholders’ equity	223,766	211,865

Total liabilities and shareholders’ equity	$657,903	$736,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$38,991	$36,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,637	21,381
Minority interests in earnings	—	945
Amortization of deferred compensation	2,076	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	16,539	11,960
Current liabilities, excluding settlement and claims payables	(7,759)	2,225
Settlement accounts, net	—	(25,303)
Claims accounts, net	(7,408)	(5,495)
Other current assets	(1,640)	(1,080)
Deferred income taxes	6,679	226
Other long-term liabilities	444	491
Other assets	1,690	(6,829)

Net cash provided by operating activities	69,249	35,029

Cash flows from investing activities:
Capital expenditures	(26,850)	(26,701)
Acquisitions, net of cash acquired	—	(55,504)

Net cash used in investing activities	(26,850)	(82,205)

Cash flows from financing activities:
Net repayments on long-term debt	(48,000)	—
Proceeds from exercise of stock options	12,298	—
Treasury stock repurchases	(11,408)	—
Net borrowings from Equifax	—	68,354
Other	(163)	(292)

Net cash (used in) provided by financing activities	(47,273)	68,062

Effect of foreign currency exchange rates on cash	(1,408)	(3,237)

Net cash (used) provided	(6,282)	17,649
Cash and cash equivalents, beginning of period	27,674	29,794

Cash and cash equivalents, end of period	$21,392	$47,443

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Spin-off and Basis of Presentation

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes to those statements for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K. Significant accounting policies disclosed in the annual report have not changed except as discussed in Note 2 with respect to the Company’s accounting for goodwill and the reimbursement of out-of-pocket expenses.

     The Company has prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 2). Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

2.	Significant Accounting Policies

     Accounting for Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and other non-separable intangible assets with indefinite useful lives and requires that goodwill be evaluated for impairment by applying a fair value-based test at least annually.

     The Company adopted SFAS 142 effective January 1, 2002 for acquisitions that occurred prior to June 30, 2001. Accordingly, the amortization of goodwill ceased on January 1, 2002. During the second quarter of 2002, the Company completed its first fair value-based impairment test, which resulted in no impairment losses being recorded. Information related to the Company’s goodwill by segment, net of accumulated amortization recorded prior to the adoption of SFAS 142, is as follows:

	June 30,	December 31,
	2002	2001

Card Services	$157,796	$179,872
Check Services	27,758	27,129

	$185,554	$207,001

     The change in the carrying amount of goodwill from December 31, 2001 to June 30, 2002 was the result of currency translation adjustments, primarily in Brazil. The Company has no intangible assets with indefinite useful lives.

     Adoption of the non-amortization provisions of SFAS 142 as of January 1, 2001 would have increased net income for the three and six months ended June 30, 2001, respectively, by $1,784 and $3,518, net of $311 and $595 in income taxes, or $0.026 and $0.051 per diluted share.

     Information related to the Company’s acquired intangible assets subject to amortization is as follows:

	June 30, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Merchant contracts	$24,000	$3,708	$24,000	$2,583
Other	11,014	787	12,672	460

	$35,014	$4,495	$36,672	$3,043

Net book value	$30,519		$33,629

     The Company’s other intangible assets consist of data files, customer lists, and other acquired contracts, which are amortized on a straight-line basis over their estimated useful lives. Amortization expense associated with the Company’s acquired intangible assets totaled $774 and $603 for the three months ended June 30, 2002 and 2001, respectively, and $1,559 and $1,166 for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2002 — $3,128;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

2003 — $3,128; 2004 — $3,087; 2005 — $3,068; and 2006 — $3,068.

     Accounting for Reimbursement of Out-of-Pocket Expenses. In January 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues. Historically, such reimbursements have been netted against costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues, as previously reported during the three months and six months ended June 30, 2001, have increased by $22,265 and $42,987, respectively, for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs. Revenues reported for the three months and six months ended June 30, 2002 include $24,433 and $45,283, respectively, of such similar reimbursements.

     These reclassifications, which had no impact on operating income or net income, increased revenues and costs of services as follows:

2002	1st Qtr	2nd Qtr

Card Services	$16,807	$20,128
Check Services	4,043	4,305

	$20,850	$24,433

2001	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Full Year

Card Services	$17,785	$18,606	$16,242	$16,430	$69,063
Check Services	2,937	3,659	3,757	5,432	15,785

	$20,722	$22,265	$19,999	$21,862	$84,848

     Balance Sheet Classification of Check Claims Payable and Recoverable. Check guarantee is the process of electronically authorizing a check being presented to the Company’s merchant customer and guaranteeing the face value of the check to the merchant customer. If a guaranteed check is dishonored, the Company reimburses the merchant for the check’s face value, and pursues collection from the delinquent checkwriter. Revenues for check guarantee services are based on a percentage of the face value of each guaranteed check and are recognized when the obligations to the merchant customer are fulfilled. At the time checks are guaranteed, the Company records a provision in costs of services for estimated check returns (claims payable to the merchant), net of estimated claims recoverable by the Company from the checkwriter, based on historical and projected loss experience. Historically, the Company has netted the claims payable and claims recoverable amounts within other current liabilities in the consolidated balance sheets. As of June 30, 2002, the Company has classified the claims recoverable as a current asset and the claims payable as a current liability in the consolidated balance sheet. Prior period amounts have been reclassified to conform to this new presentation. Balances as of June 30, 2002, March 31, 2002 and the three prior year-ends are as follows:

			December 31,	December 31,	December 31,
	June 30, 2002	March 31, 2002	2001	2000	1999

Claims Recoverable	$38,497	$32,911	$38,630	$22,570	$23,248

Claims Payable	$31,117	$26,863	$38,658	$25,883	$30,350

     The Company settles its claim obligations with merchants on average within 14 days. Recoverability of claims from the checkwriters extends beyond this timeframe.

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

     Diluted EPS reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding during the period. As there were no historical market share prices for Certegy’s common stock prior to July 9, 2001, the effect of dilutive stock options for periods prior to the Distribution Date were estimated based on the dilutive amounts for the third quarter of 2001. Restricted stock was not issued until after the Distribution Date.

     For 2001, pro forma basic and diluted EPS is calculated based on pro forma net income. During 2001, the Company made certain adjustments to its results prepared in conformity with GAAP to disclose pro forma net income. These adjustments include certain pro forma costs assuming the Distribution had occurred on January 1, 2001, including incremental stand-alone public company costs and interest expense on the debt the Company incurred to fund a $275 million payment to Equifax in conjunction with the Distribution. In addition, in conjunction with the adoption of SFAS 142 (see Note 2), the Company ceased the amortization of goodwill on January 1, 2002. Accordingly, the pro forma 2001 results have been adjusted to exclude goodwill amortization expense as if the standard had been effective on January 1, 2001. Management believes the supplemental presentation of pro forma results for the historical periods provides a more meaningful comparative analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

     A reconciliation of historical net income to pro forma net income for the three months and six months ended June 30, 2001 is as follows:

	Three	Six
	months ended	months ended
	June 30, 2001	June 30, 2001

Historical net income	$21,269	$36,508
Spin-off adjustments:
Additional operating expenses	(1,625)	(3,250)
Additional interest expense	(3,804)	(8,413)
Income tax benefit of spin-off adjustments	2,118	4,549
SFAS 142 adjustments (Note 2):
Add back goodwill amortization	2,095	4,113
Income tax expense of SFAS 142 adjustment	(311)	(595)

Pro forma net income	$19,742	$32,912

Pro forma basic earnings per share	$0.29	$0.48

Pro forma diluted earnings per share	$0.29	$0.48

     A reconciliation of the average outstanding shares used in the basic and diluted EPS calculations is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average shares outstanding — basic	69,052	68,268	68,968	68,136
Effect of dilutive securities:
Stock options	1,246	733	1,126	733
Restricted stock	106	—	106	—

Weighted average shares outstanding — diluted	70,404	69,001	70,200	68,869

4.	Other Assets

     Other assets principally consist of systems development and other deferred costs, prepaid pension cost, and purchased software. The costs of internally developed and purchased software used to provide services to customers or for internal administrative services are capitalized and amortized on a straight-line basis over five to eight years, as determined by their estimated useful lives. Maintenance and repairs are charged to expense as incurred. Other assets, net consist of the following:

	June 30,	December 31,
	2002	2001

Systems development and other deferred costs	$91,624	$95,198
Prepaid pension cost	20,630	20,875
Purchased software	10,258	7,842
Other	15,080	11,836

	$137,592	$135,751

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

5.	Shareholders’ Equity

     Comprehensive Income (Loss). The components of comprehensive income (loss) for the three months and six months ended June 30, 2002 and 2001 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$22,944	$21,269	$38,991	$36,508
Change in cumulative foreign currency translation adjustment	(24,058)	(6,923)	(25,658)	(18,895)
Change in cumulative loss from cash flow hedging activities	(278)	—	(170)	—

Comprehensive (loss) income	$(1,392)	$14,346	$13,163	$17,613

     Accumulated other comprehensive loss at June 30, 2002 and December 31, 2001 consists of the following components:

	June 30,	December 31,
	2002	2001

Cumulative foreign currency translation adjustment	$(93,269)	$(67,611)
Cumulative loss from cash flow hedging activities	(398)	(228)

Accumulated other comprehensive loss	$(93,667)	$(67,839)

     Deferred Compensation. In February 2002, the Company granted 247,000 shares of performance-accelerated restricted stock to officers and other key employees under the Certegy Inc. Stock Incentive Plan. The shares become fully vested at the end of a 36-month vesting period if certain performance criteria are met. Otherwise, the shares vest at the end of a 72-month period. These restricted stock grants were recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant.

     Treasury Stock. During the second quarter of 2002, the Company repurchased 406,000 shares of its common stock through open market transactions at an aggregate cost of $15.6 million. Approximately 74,000 of these shares were subsequently reissued in connection with employee stock option exercises. As of June 30, 2002, approximately $82 million remained authorized for future share repurchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

6.	Segment Information

     Segment information for the three months and six months ended June 30, 2002 and 2001 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Card Services	$172,512	$157,216	$329,731	$306,238
Check Services	82,857	70,465	160,480	137,141

	$255,369	$227,681	$490,211	$443,379

Operating income:
Card Services	$31,146	$27,580	$55,790	$50,180
Check Services	11,226	10,482	18,562	16,587

	42,372	38,062	74,352	66,767
General Corporate Expense	(4,054)	(2,212)	(8,253)	(4,427)

	$38,318	$35,850	$66,099	$62,340

     Total assets by segment at June 30, 2002 and December 31, 2001 are as follows:

	June 30,	December 31,
	2002	2001

Card Services	$450,807	$511,149
Check Services	164,454	172,186

	615,261	683,335
Corporate	42,642	52,868

	$657,903	$736,203

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements for the three months and six months ended June 30, 2002 and 2001 and the pro forma consolidated statements of income for the three months and six months ended June 30, 2001, including the notes to those statements, included elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis, consolidated financial statements, and pro forma consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001.

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

     Certegy was established as a separate public company through a tax-free distribution to Equifax Inc. (“Equifax”) shareholders on July 7, 2001. For comparative purposes, the pro forma financial results for the three months and six months ended June 30, 2001 include adjustments to reflect $3.8 million and $8.4 million, respectively, of interest expense and $1.6 million and $3.3 million, respectively, of corporate expenses that would have been incurred had the spin-off occurred at the beginning of 2001.

     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), modifies accounting for business combinations, goodwill, and identifiable intangible assets. As of January 1, 2002, all goodwill amortization ceased. During the second quarter of 2002, we completed the goodwill impairment testing required by the adoption of SFAS 142, which resulted in no adjustment to the carrying amount of goodwill. For the three months and six months ended June 30, 2001, operating income included $2.1 million and $4.1 million, respectively, of goodwill amortization, or approximately $0.026 and $0.051, respectively, per diluted share. For comparative purposes, the pro forma financial results for the three months and six months ended June 30, 2001 include adjustments to reflect this accounting change, as if it had been effective on January 1, 2001.

     In January 2002, we adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues. Historically, such reimbursements have been netted against costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues, as previously reported for the three months and six months ended June 30, 2001 have increased by $22.3 million and $43.0 million, respectively, for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs. Revenues reported for the three months and six months ended June 30, 2002 include $24.4 million and $45.3 million, respectively, of such similar reimbursements. These reclassifications have no impact on operating income or net income.

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

     As part of our card merchant processing business, we contract directly with merchants, as well as with merchants’ financial institutions. When we have a direct relationship with the merchant, revenues collected are primarily based on a discount rate, which considers the cost of interchange fees (processing fees paid to credit card associations). When the merchant relationship is with the financial institution, we collect transaction fees plus the interchange fees. In both instances, we are responsible for collecting the interchange fees from the merchant after settling with the credit card associations. Interchange fees are recorded as a component of revenues and costs of services.

Results of Operations

     The following table summarizes our consolidated results for the three months and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,			Six Months Ended June 30,

			Pro Forma			Pro Forma
	2002	2001	2001(1)	2002	2001	2001(1)

	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues(2)	$255.4	$227.7	$227.7	$490.2	$443.4	$443.4
Operating income	$38.3	$35.9	$36.3	$66.1	$62.3	$63.2
Other income (expense), net	$0.6	$(0.2)	$(0.2)	$0.8	$(0.5)	$(0.5)
Interest expense	$(1.7)	$(0.3)	$(4.1)	$(3.7)	$(0.4)	$(8.8)
Net income	$22.9	$21.3	$19.7	$39.0	$36.5	$32.9
Basic earnings per share	$0.33	$0.31	$0.29	$0.57	$0.54	$0.48
Diluted earnings per share	$0.33	$0.31	$0.29	$0.56	$0.53	$0.48

(1)	Includes pro forma adjustments to reflect the spin-off as if it had occurred at the beginning of 2001 and to eliminate goodwill amortization as if SFAS 142 had been effective on January 1, 2001. See the pro forma consolidated statements of income for the three months and six months ended June 30, 2001 included in Part II, Item 5 of this report.

(2)	Revenues for the three months and six months ended June 30, 2001 have been restated for reclassifications required by the adoption of EITF 01-14 and certain similar reclassifications.

Revenues

Second Quarter 2002 compared with Second Quarter 2001

     Revenues in the second quarter of 2002 of $255.4 million grew $27.7 million, or 12.2 percent, over the second quarter of 2001. Card Services revenues increased $15.3 million, or 9.7 percent, while Check Services revenues increased $12.4 million, or 17.6 percent.

     Card Services revenue growth was driven by a 21.4 percent increase in international card issuing, a 16.1 percent increase in merchant processing, and a 5.6 percent increase in domestic card issuing revenues over the prior year quarter. The global card growth totaled 807,000 cards in the second quarter, increasing our total card base to 44.0 million. Card issuer software and support revenues declined to $2.1 million from $4.4 million in the prior year quarter, primarily due to $1.1 million of revenue and operating income from a license sale during the second quarter of 2001, as well as our continued shift away from selling software. Additionally, the start-up of our Australian card operation and conversion of the National Australia Bank portfolio in the second quarter of 2001 contributed $5.2 million in Card Services revenues in the second quarter of 2002.

     Check Services revenue growth is attributable to outsourcing trends and market share gains in the U.S., France, and the U.K. Additionally, the acquisition of Accu Chek, Inc. (“Accu Chek”) in August 2001 contributed $2.4 million in Check Services revenues in the second quarter of 2002.

     Currency exchange fluctuation had almost no impact on revenues, reducing total revenue growth by only 10 basis points in the second quarter of 2002. Weakness in the Brazilian real was almost entirely offset by the strength of the British pound.

First Six Months 2002 compared with First Six Months 2001

     Revenues in the first six months of 2002 of $490.2 million grew $46.8 million, or 10.6 percent, over the first six months of 2001. Card Services revenues increased $23.5 million, or 7.7 percent, while Check Services revenues increased $23.3 million, or 17.0 percent.

     Card Services revenue growth was driven by a 21.9 percent increase in international card issuing, a 12.6 percent increase in merchant processing, and a 2.3 percent increase in domestic card issuing revenues over the first six months of 2001. Card issuer software and support revenues declined to $3.1 million from $6.2 million in the prior year period, primarily due to $1.1 million of revenue and operating income from a license sale during the first six months of 2001, as well as our continued shift away from selling software. Additionally, the start-up of our Australian card operation and conversion of the National Australia Bank portfolio in the second quarter of 2001 contributed $10.5 million in Card Services revenues in the first six months of 2002.

     Check Services revenue growth is attributable to the continuing success in new customer signings. Additionally, the acquisition of Accu Chek, Inc. (“Accu Chek”) in August 2001 contributed $5.7 million in Check Services revenues in the first six months of 2002.

     The strengthening of the U.S. dollar against foreign currencies, particularly the Brazilian real, reduced U.S. dollar equivalent revenue growth by $3.6 million, resulting in the U.S. dollar revenue growth being 80 basis points below local currency revenue growth rates.

Operating Expenses

Second Quarter 2002 compared with Second Quarter 2001

     Total operating expenses in the second quarter of 2002 of $217.1 million increased $25.2 million, or 13.1 percent, over the second quarter of 2001. Operating expenses for Card Services and Check Services increased $11.7 million, or 9.0 percent, and $11.6 million, or 19.4 percent, respectively, while Corporate operating expenses rose $1.8 million, or 83.3 percent. On a pro forma basis, total operating expenses increased $25.7 million, or 13.4 percent.

     Costs of services in the second quarter of 2002 increased $22.2 million, or 13.3 percent, over the second quarter of 2001, primarily driven by higher volumes in both business segments. An increase in card issuing and merchant volumes added $10.6 million of costs, while higher check volumes, as well as start-up costs related to our check cashing business, added $11.6 million of costs. Card merchant costs of services included $43.9 million and $36.4 million of interchange fees in the second quarters of 2002 and 2001, respectively. On a pro forma basis, which includes adjustments for $1.2 million of additional costs related to the spin-off and excludes $2.1 million of goodwill amortization expense in 2001, costs of services in the second quarter of 2002 increased $23.1 million, or 13.9 percent.

     Selling, general, and administrative expenses in the second quarter of 2002 increased $3.0 million, or 12.1 percent, over the second quarter of 2001, largely attributable to the growth in our international card business and incremental costs we incurred as a stand-alone company after the spin-off. On a pro forma basis, which includes an adjustment for $0.4 million of additional costs related to the spin-off, selling, general, and administrative expense increased $2.6 million, or 10.1 percent.

First Six Months 2002 compared with First Six Months 2001

     Total operating expenses in the first six months of 2002 of $424.1 million increased $43.1 million, or 11.3 percent, over the first six months of 2001. Operating expenses for Card Services and Check Services increased $17.9 million, or 7.0 percent, and $21.4 million, or 17.7 percent, respectively, while corporate operating expenses rose $3.8 million, or 86.4 percent. On a pro forma basis, total operating expenses increased $43.9 million, or 11.6 percent.

     Costs of services in the first six months of 2002 increased $37.1 million, or 11.2 percent, over the first six months of 2001, primarily driven by higher volumes in both business segments. An increase in card issuing and merchant volumes added $16.2 million of costs, while higher check volumes, as well as start-up costs related to our check cashing business, added $20.9 million of costs. Card merchant costs of services included $83.4 million and $71.1 million of interchange fees in the first six months of 2002 and 2001, respectively. On a pro forma basis, which includes adjustments for $2.4 million of additional costs related to the spin-off and excludes $4.1 million of goodwill amortization expense in 2001, costs of services in the first six months of 2002 increased $38.9 million, or 11.8 percent.

     Selling, general, and administrative expenses in the first six months of 2002 increased $5.9 million, or 11.8 percent, over the first six months of 2001, largely attributable to the growth in our international card business and incremental costs we incurred as a stand-alone company after the spin-off. On a pro forma basis, which includes an adjustment for $0.9 million of additional costs related to the spin-off, selling, general, and administrative expense increased $5.0 million, or 9.9 percent.

Operating Income

Second Quarter 2002 compared with Second Quarter 2001

     Operating income in the second quarter of 2002 of $38.3 million increased $2.5 million, or 6.9 percent, compared to the second quarter of 2001. On a pro forma basis, operating income increased 5.5 percent. Combined operating margins were 15.0 percent in 2002 as compared to 15.7 percent (historical) and 16.0 percent (pro forma) in 2001. Our overall operating margin decreased due to incremental general and administrative expenses we incurred as a stand-alone public company, a 16.1 percent increase in lower-margin card merchant revenues, and $0.5 million of start-up costs associated with our check cashing business.

First Six Months 2002 compared with First Six Months 2001

     Operating income in the first six months of 2002 of $66.1 million increased $3.8 million, or 6.0 percent, compared to the first six months of 2001. On a pro forma basis, operating income increased 4.6 percent. Combined operating margins were 13.5 percent in 2002 compared to 14.1 percent (historical) and 14.3 percent (pro forma) in 2001. Our overall operating margin decreased due to incremental general and administrative expenses we incurred as a stand-alone public company, a 12.6 percent increase in lower-margin card merchant revenues, and $1.2 million of start-up costs associated with our check cashing business.

Other Income (Expense), Net

     Other income, net in the three months and six months ended June 30, 2002 consists primarily of net foreign exchange gains related to intercompany balances between the U.S. and our Australian operation. Other expense, net in the three months and six months ended June 30, 2001 primarily consists of net foreign exchange losses related to intercompany balances between the U.S. and our Brazilian operation.

Interest Expense

     Interest expense of $1.7 million and $3.7 million in the three months and six months ended June 30, 2002, respectively, relates to interest on the outstanding borrowings from our unsecured revolving credit facilities. Interest expense in the second quarter of 2001 primarily consisted of interest paid on a line of credit held by Unnisa, our card processing operation in Brazil, and interest charged by Equifax on overnight funds borrowed on our behalf. Prior to the spin-off, we were not allocated any Equifax corporate debt or related interest expense, as historically, these amounts were not allocated to the operating divisions by Equifax. On a pro forma basis, interest expense in the three months and six months ended June 30, 2002 decreased $2.3 million and $5.1 million, respectively, compared to the same periods of 2001, as we continue to benefit from the low interest rate environment, as well as our focus on debt reduction. Total outstanding debt at June 30, 2002 was $182.0 million. This balance is $48.0 million below the prior year-end balance and $118.0 million below our peak borrowing level in July 2001.

Effective Tax Rate

     The provision for income taxes in our consolidated statements of income reflects federal, state, and foreign taxes calculated using the separate return basis. The effective tax rate for the three months and six months ended June 30, 2002 was 38.3 percent, which is the expected rate for the entire year, while the effective tax rate in 2001 was 39.0 percent (historical) and 37.6 percent (pro forma). The decline in the estimated tax rate in 2002 as compared to the historical 2001 rate is primarily the result of the change in accounting for goodwill in accordance with SFAS 142, which was effective on January 1, 2002.

Net Income and Earnings per Share

     Net income in the second quarter of 2002 of $22.9 million increased $1.7 million, or 7.9 percent, over the second quarter of 2001 driven by the growth in revenues and other income, and the adoption of SFAS 142, which would have increased net income in the second quarter of 2001 by approximately $1.8 million had the standard been effective on January 1, 2001. These favorable items were offset by a $1.8 million increase in corporate expenses and a $1.5 million increase in interest expense. On a pro forma basis, net income increased $3.2 million, or 16.2 percent, driven by the growth in revenues and other income and a $2.3 million decrease in interest expense due to the decline in interest rates and reductions in total debt outstanding.

     Net income in the first six months of 2002 of $39.0 million increased $2.5 million, or 6.8 percent, over the first six months of 2001 driven by the growth in revenues and other income, and the adoption of SFAS 142, which would have increased net income in the first six months of 2001 by approximately $3.5 million had the standard been effective on January 1, 2001. These favorable items were offset by a $3.8 million increase in corporate expenses and a $3.3 million increase in interest expenses. On a pro forma basis, net income increased $6.1 million, or 18.5 percent, driven by the growth in revenues and other income and a $5.1 million decrease in interest expense due to the decline in interest rates and reductions in total debt outstanding.

     In 2001, minority interests in earnings related to minority ownerships in the net income of Unnisa, our Brazilian card processing operation. We acquired full ownership of Unnisa in May 2001, and, as a result, there were no minority interests in earnings in 2002.

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

     Pro forma basic and diluted EPS is calculated based on pro forma net income. We believe the supplemental presentation of pro forma results for the historical periods provides a more meaningful comparative analysis.

Segment Results

     The following table summarizes the segment results for the three months and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,					Six Months Ended June 30,

	Revenues		Operating Income			Revenues		Operating Income

	2002	2001	2002	2001	Pro Forma 2001	2002	2001	2002	2001	Pro Forma 2001

	(in millions)					(in millions)
Card Services	$172.5	$157.2	$31.2	$27.6	$29.4	$329.7	$306.2	$55.8	$50.1	$53.8
Check Services	82.9	70.5	11.2	10.5	10.7	160.5	137.2	18.6	16.6	17.1

	255.4	227.7	42.4	38.1	40.1	490.2	443.4	74.4	66.7	70.9
General Corporate Expense	—	—	(4.1)	(2.2)	(3.8)	—	—	(8.3)	(4.4)	(7.7)

	$255.4	$227.7	$38.3	$35.9	$36.3	$490.2	$443.4	$66.1	$62.3	$63.2

Card Services

Second Quarter 2002 compared with Second Quarter 2001

     In the second quarter of 2002, Card Services revenues increased $15.3 million, or 9.7 percent, over the second quarter of 2001, and 10.2 percent on a local currency basis. Domestic revenues of $139.0 million in the second quarter of 2002 increased $12.1 million, or 9.5 percent, over the second quarter of 2001, driven by a 16.1 percent increase in merchant processing and a 5.6 percent increase in domestic card issuing revenues. Improving growth in domestic card issuing revenue is the result of increasing card usage, new card growth, as well as increased pricing that began to phase in during the second quarter of 2002.

     International card issuer revenues of $31.4 million in the second quarter of 2002 increased $5.5 million, or 21.4 percent, compared to the second quarter of 2001. We experienced solid card growth during the quarter in each of our processing regions with the exception of Chile, which declined during the second quarter of 2002 due to the anticipated Citibank deconversion. Global card growth totaled 807,000 cards in the second quarter of 2002, increasing our total card base to 44.0 million. The number of cards processed outside of North America now totals 22.0 million, representing a 37.5 percent increase over the second quarter of 2001. The start-up of our Australian card operation and conversion of the National Australia Bank portfolio in the second quarter of 2001 contributed $5.2 million in international card issuer revenues in the second quarter of 2002. Exchange rate fluctuations, primarily in the Brazilian real, have negatively impacted international card issuer revenues by approximately $0.7 million. On a local currency basis, international card issuer revenues increased by 24.2 percent. Card issuer software and support revenues declined to $2.1 million from $4.4 million in the prior year quarter, primarily due to $1.1 million of revenue and operating income from a license sale during the second quarter of 2001, as well as our continued shift away from selling software.

     Card Services operating income in the second quarter of 2002 increased $3.6 million, or 12.9 percent, over the second quarter of 2001. On a pro forma basis, which adds back goodwill amortization expense in 2001, operating income grew 5.8 percent. We experienced strong growth in our global issuing operations, as we continue to capture the benefits of scale and cost efficiencies. The software license sale in the prior year quarter negatively impacted the overall operating income growth this quarter. Operating margins were 18.1 percent in the second quarter of 2002 versus 17.5 percent (historical) and 18.7 percent (pro forma) in the second quarter of 2001. The decrease in operating margins on a pro forma comparative basis was due primarily to a higher level of lower-margin merchant processing revenues.

First Six Months 2002 compared with First Six Months 2001

     In the first six months of 2002, Card Services revenues increased $23.5 million, or 7.7 percent, over the first six months of 2001, and 8.9 percent on a local currency basis. Domestic revenues of $263.1 million in the first six months of 2002 increased $15.2 million, or 6.1 percent, over the first six months of 2001, driven by a 12.6 percent increase in merchant processing and a 2.3 percent increase in domestic card issuing revenues.

     International card issuer revenues of $63.5 million in the first six months of 2002 increased $11.4 million, or 21.9 percent, compared to the first six months of 2001. The start-up of our Australian card operation and conversion of the National Australia Bank portfolio in the second quarter of 2001 contributed $10.5 million in international card issuer revenues in the first six months of 2002. Exchange rate fluctuations, primarily in the Brazilian real, have negatively impacted international card issuer revenues by approximately $3.7 million. On a local currency basis, international card issuer revenues increased by 28.9 percent. Card issuer software and support revenues declined to $3.1 million from $6.2 million in the prior year period, primarily due to $1.1 million of revenue and operating income from a license sale during the first six months of 2001, as well as our continued shift away from selling software.

     Card Services operating income in the first six months of 2002 increased $5.6 million, or 11.2 percent, over the first six months of 2001. On a pro forma basis, which adds back goodwill amortization expense in 2001, operating income grew 3.6 percent. We experienced strong growth in our global issuing operations, as we continue to capture the benefits of scale and cost efficiencies. The software license sale in the first six months of 2001 negatively impacted the overall operating income growth this quarter. Operating margins were 16.9 percent in the first six months of 2002 versus 16.4 percent (historical) and 17.6 percent (pro forma) in the first six months of 2001. The decrease in operating margin on a pro forma comparative basis was due primarily to a higher level of lower-margin merchant processing revenues.

Check Services

Second Quarter 2002 compared with Second Quarter 2001

     Check Services revenues in the second quarter of 2002 increased $12.4 million, or 17.6 percent, over the second quarter of 2001. Domestic revenues of $70.4 million increased $10.9 million, or 18.4 percent, over the second quarter of 2001, driven by increased volumes largely resulting from the addition of new customers in the fourth quarter of 2001 and the first six months of 2002, as well as the acquisition of Accu Chek in August 2001, which contributed $2.4 million in revenues in the second quarter of 2002. The face amount of checks authorized in the U.S. increased to $7.7 billion in the second quarter of 2002 as compared to $6.8 billion in the second quarter of 2001.

     International revenues in the second quarter of 2002 of $12.5 million increased $1.5 million, or 13.2 percent, over the second quarter of 2001, driven by outsourcing trends and market share gains in France and the U.K.

     Check Services operating income in the second quarter of 2002 increased $0.7 million, or 7.1 percent over the second quarter of 2001. On a pro forma basis, which adds back goodwill amortization expense in 2001, operating income grew 4.8 percent. Operating margins were 13.5 percent in the second quarter of 2002 compared to 14.9 percent (historical) and 15.2 percent (pro forma) in the second quarter of 2001. The decrease in operating margin on a pro forma comparative basis is a result of costs associated with the continued investment in our check cashing initiatives, as well as the conversion of significant new national accounts. During the second half of 2002, we expect operating income growth rates to be more in line with revenue growth in the second half of 2002, as we exit the start-up phase of our new check cashing business and continue to experience stable core net loss rates in our traditional business. Core net loss rates were comparable with the prior year quarter.

First Six Months 2002 compared with First Six Months 2001

     Check Services revenues in the first six months of 2002 increased $23.3 million, or 17.0 percent, over the first six months of 2001. Domestic revenues of $136.8 million increased $21.8 million, or 19.0 percent, over the first six months of 2001, driven by increased volumes largely resulting from the addition of new customers in the fourth quarter of 2001 and the first six months of 2002, as well as the acquisition of Accu Chek in August 2001, which contributed $5.7 million in revenues in the first six months of 2002. The face amount of checks authorized in the U.S. increased to $14.8 billion in the first six months of 2002 as compared to $12.9 billion in the first six months of 2001.

     International revenues in the first six months of 2002 of $23.7 million increased $1.5 million, or 6.9 percent, over the first six months of 2001, driven by outsourcing trends and market share gains in France and the U.K.

     Check Services operating income in the first six months of 2002 increased $2.0 million, or 11.9 percent over the first six months of 2001. On a pro forma basis, which adds back goodwill amortization expense in 2001, operating income grew 8.9 percent. Operating margins were 11.6 percent in the first six months of 2002 compared to 12.1 percent (historical) and 12.4 percent (pro forma) in the first six months of 2001. The decrease in operating margin on a pro forma comparative basis is a result of costs associated with the continued investment in our check cashing initiatives, as well as the conversion of significant new national accounts.

General Corporate

     General corporate expense of $4.1 million for the second quarter of 2002 increased $1.8 million over the second quarter of 2001. On a pro forma basis, which includes adjustments for additional corporate expenses that would have been incurred had the spin-off occurred at the beginning of 2001, corporate expenses increased $0.2 million.

     General corporate expense of $8.3 million for the first six months of 2002 increased $3.8 million over the first six months of 2001. On a pro forma basis, which includes adjustments for additional corporate expenses that would have been incurred had the spin-off occurred at the beginning of 2001, corporate expenses increased $0.6 million.

     Corporate expenses recorded prior to the spin-off on July 7, 2001 represent certain Equifax corporate expenses that were allocated to us based on our proportionate amount of revenues, number of employees, and other relevant factors as compared to related totals for Equifax. We believe that these allocations were made on a reasonable basis.

Liquidity and Capital Resources

First Six Months 2002 compared with First Six Months 2001

     Net cash provided by operating activities amounted to $69.2 million in the first six months of 2002 as compared with $35.0 million in the first six months of 2001. The 2001 amount was reduced by $25.3 million, which is related to the timing of settlements in the card and merchant processing clearing system. Prior to the spin-off, Equifax held the cash deposits associated with this settlement process, which were included in the intercompany receivable from Equifax, a component of equity. Operating activities provided cash of $60.3 million in the first six months of 2001 before the effect of this settlement activity. Operating cash flow has been sufficient to fund capital expenditures.

     Net cash used in investing activities, for capital expenditures, amounted to $26.9 million in the first six months of 2002 and $26.7 million in the first six months of 2001. We expect total capital expenditures, exclusive of acquisitions, to approximate $45 million to $50 million in 2002. Net cash used in investing activities in 2001 also includes $55.5 million for the purchase of the minority interest in Unnisa, our card processing operation in Brazil, which we acquired in May 2001.

     Net cash (used in) provided by financing activities amounted to $(47.3) million in the first six months of 2002 and $68.1 million in the first six months of 2001. Net repayments on long-term debt amounted to $48.0 million in the first six months of 2002, while proceeds from the exercise of employee stock options totaled $12.3 million. In the second quarter of 2002, we repurchased 406,000 shares of common stock at a total cost of $15.6 million, of which $4.2 million was not funded until July 2002. We expect to continue to reduce debt in the second half of 2002; however, estimated tax payments of $44.4 million in the second half of 2002 as compared with $13.2 million in the first half of 2002 will reduce operating cash flow available to repay debt. Net cash provided by financing activities in the first six months of 2001 primarily relates to net borrowings from Equifax of $68.4 million.

     In July 2001, we obtained a three-year $300 million unsecured revolving credit facility and a 364-day $100 million revolving credit facility, a portion of which was used to fund a cash payment to Equifax of $275 million in conjunction with the spin-off. Given that our current level of cash and cash equivalents, $21.4 million as of June 30, 2002, future cash flows from operations, and the amounts available under our three-year revolving credit facility, which totaled $118 million as of June 30, 2002, will be sufficient to meet the needs of our existing businesses, we did not renew the 364-day facility upon its expiration in July 2002. The $300 million unsecured facility bears interest at an annual rate of LIBOR plus 100 basis points. Approximately $182 million was outstanding under this facility at June 30, 2002.

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

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On Thursday, May 16, 2002, the Company held its annual meeting of shareholders. Represented at the meeting in person or by proxy were 62,962,595 shares of common stock representing 90.68% of the shares of common stock outstanding as of March 15, 2002.

(b)	Below is a brief description of each matter voted on at the annual meeting, each more fully described in the Company’s definitive Proxy Statement, dated March 25, 2002:

	(i)	Election of one director to serve a term of three years: Charles T. Doyle (62,344,185 votes “for” and 618,410 votes “withheld”). The names of the other Directors whose terms of office as Directors continued after this meeting are as follows: Robert H. Bohannon, Richard N. Child, David K. Hunt, Lee A. Kennedy, and Kathy Brittain White.

	(ii)	Approval of the Certegy Inc. Stock Incentive Plan (50,123,433 votes “for”; 5,351,835 votes “against”; 396,616 abstentions; and 7,090,711 broker non-votes)

	(iii)	Approval of the Certegy Inc. Key Management Long-Term Incentive Plan (60,089,428 votes “for”; 2,436,748 votes “against”; and 436,419 abstentions)

Item 5.	Other Information

     The following Pro Forma Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 are presented for informational purposes.

CERTEGY INC.
PRO FORMA CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

(In thousands, except per share amounts)

		Pro Forma Adjustments

	Historical	Spin-off(1)	SFAS 142(2)	Pro Forma

Revenues	$227,681	$—	$—	$227,681

Operating expenses:
Costs of services	166,744	1,175	(2,095)	165,824
Selling, general and administrative expenses	25,087	450	—	25,537

	191,831	1,625	(2,095)	191,361

Operating income	35,850	(1,625)	2,095	36,320
Other expense, net	(190)	—	—	(190)
Interest expense	(256)	(3,804)	—	(4,060)

Income before income taxes and minority interests	35,404	(5,429)	2,095	32,070
(Provision) benefit for income taxes	(13,808)	2,118	(311)	(12,001)
Minority interests in earnings, net of tax	(327)	—	—	(327)

Net income	$21,269	$(3,311)	$1,784	$19,742

Basic:
Earnings per share	$0.31			$0.29

Average shares outstanding	68,268			68,268

Diluted:
Earnings per share	$0.31			$0.29

Average shares outstanding	69,001			69,001

(1)	Pro forma adjustments include: a) additional operating expenses of $1.6 million, which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees; b) interest on the $275 million of debt used to fund a cash payment to Equifax in conjunction with the spin-off, at an annual rate of LIBOR plus 100 basis points (5.17 percent for the three months ended June 30, 2001), plus amortization of financing costs over the three-year term of the debt; and c) the income tax benefit resulting from the pro forma adjustments using the Company’s effective tax rate for the period.

(2)	Pro forma adjustment to exclude goodwill amortization expense in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” as if the standard had been effective on January 1, 2001.

CERTEGY INC.
PRO FORMA CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

(In thousands, except per share amounts)

		Pro Forma Adjustments

	Historical	Spin-off(1)	SFAS 142(2)	Pro Forma

Revenues	$443,379	$—	$—	$443,379

Operating expenses:
Costs of services	330,910	2,350	(4,113)	329,147
Selling, general and administrative expenses	50,129	900	—	51,029

	381,039	3,250	(4,113)	380,176

Operating income	62,340	(3,250)	4,113	63,203
Other expense, net	(506)	—	—	(506)
Interest expense	(435)	(8,413)	—	(8,848)

Income before income taxes and minority interests	61,399	(11,663)	4,113	53,849
(Provision) benefit for income taxes	(23,946)	4,549	(595)	(19,992)
Minority interests in earnings, net of tax	(945)	—	—	(945)

Net income	$36,508	$(7,114)	$3,518	$32,912

Basic:
Earnings per share	$0.54			$0.48

Average shares outstanding	68,136			68,136

Diluted:
Earnings per share	$0.53			$0.48

Average shares outstanding	68,869			68,869

(1)	Pro forma adjustments include: a) additional operating expenses of $3.3 million, which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees; b) interest on the $275 million of debt used to fund a cash payment to Equifax in conjunction with the spin-off, at an annual rate of LIBOR plus 100 basis points (5.76 percent for the six months ended June 30, 2001), plus amortization of financing costs over the three-year term of the debt; and c) the income tax benefit resulting from the pro forma adjustments using the Company’s effective tax rate for the period.

(2)	Pro forma adjustment to exclude goodwill amortization expense in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” as if the standard had been effective on January 1, 2001.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

During the second quarter of 2002, the Company filed a report on Form 8-K dated April 5, 2002.

              Item 4. Changes in Registrant’s Certifying Accountant — The Company filed a report on Form 8-K relating to the change in its certifying accountant to Ernst & Young LLP for the year ending December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: August 14, 2002	CERTEGY INC.

/s/ Lee A. Kennedy

Lee A. Kennedy
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael T. Vollkommer

Michael T. Vollkommer
Corporate Vice President and Chief
Financial Officer
(Principal Financial Officer)

/s/ Pamela A. Tefft

Pamela A. Tefft
Corporate Vice President and Controller
(Principal Accounting Officer)