Form 10-Q
period 2002-09-30
CERTEGY INC
filed 2002-11-15
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-16427

Certegy Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2606325
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11720 Amber Park Drive	30004
Alpharetta, Georgia	(Zip Code)
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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at October 31, 2002
Common stock, $0.01 par value	66,378,338

CERTEGY INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2002	2001

Revenues (Note 2)	$254,506	$237,982
Operating expenses:
Costs of services (Note 2)	179,132	170,650
Selling, general and administrative expenses	28,718	24,611
Asset impairment and other charges (Note 3)	9,365	—
	217,215	195,261
Operating income	37,291	42,721
Other income, net	151	383
Interest expense	(1,619)	(3,664)
Income before income taxes	35,823	39,440
Provision for income taxes	(13,840)	(15,381)
Net income	$21,983	$24,059
Basic (Note 4):
Earnings per share	$0.32	$0.35
Pro forma earnings per share		$0.38
Average shares outstanding	68,850	68,618
Diluted (Note 4):
Earnings per share	$0.32	$0.35
Pro forma earnings per share		$0.37
Average shares outstanding	69,451	69,368

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2002	2001

Revenues (Note 2)	$744,717	$681,361
Operating expenses:
Costs of services (Note 2)	547,176	501,560
Selling, general and administrative expenses	84,786	74,740
Asset impairment and other charges (Note 3)	9,365	—
	641,327	576,300
Operating income	103,390	105,061
Other income (expense), net	922	(123)
Interest expense	(5,345)	(4,099)
Income before income taxes and minority interests	98,967	100,839
Provision for income taxes	(37,993)	(39,327)
Minority interests in earnings, net of tax	—	(945)
Net income	$60,974	$60,567
Basic (Note 4):
Earnings per share	$0.88	$0.89
Pro forma earnings per share		$0.86
Average shares outstanding	68,913	68,231
Diluted (Note 4):
Earnings per share	$0.87	$0.88
Pro forma earnings per share		$0.85
Average shares outstanding	69,830	68,949

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,843	$27,674
Settlement deposits	26,182	26,477
Trade accounts receivable, net of allowance for doubtful accounts of $2,534 and $2,538, respectively	86,756	102,511
Settlement receivables	108,014	100,114
Claims recoverable (Note 2)	37,690	38,630
Other receivables	12,455	10,631
Deferred income taxes	1,387	2,554
Other current assets	16,970	12,945
Total current assets	307,297	321,536
Property and equipment, net	36,224	34,340
Goodwill, net (Note 2)	165,160	207,001
Other intangible assets, net (Notes 2 and 3)	24,253	33,629
Deferred income taxes	3,046	3,946
Other assets, net (Note 5)	142,211	135,751
Total assets	$678,191	$736,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$20,789	$22,005
Settlement payables	134,196	126,591
Claims payable (Note 2)	31,500	38,658
Accrued salaries and bonuses	9,330	13,164
Income taxes payable	5,221	11,703
Other current liabilities	63,474	48,445
Total current liabilities	264,510	260,566
Long-term debt	166,700	230,000
Deferred income taxes	30,954	24,629
Other long-term liabilities	4,990	9,143
Total liabilities	467,154	524,338

Shareholders’ equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 300,000 shares authorized; 69,507 and 68,836 shares issued and 68,872 and 68,836 shares outstanding in 2002 and 2001, respectively	695	688
Paid-in capital	245,731	232,099
Retained earnings	111,542	50,568
Deferred compensation (Note 6)	(9,691)	(3,651)
Accumulated other comprehensive loss (Note 6)	(122,176)	(67,839)
	226,101	211,865
Treasury stock, at cost; 635 shares at September 30, 2002 (Note 6)	(15,064)	—
Total shareholders’ equity	211,037	211,865
Total liabilities and shareholders’ equity	$678,191	$736,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$60,974	$60,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,365	33,191
Minority interests in earnings	—	945
Amortization of deferred compensation	2,891	—
Asset impairment charges	5,233	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	12,290	11,925
Current liabilities, excluding settlement and claims payables	(9,757)	17,570
Settlement accounts, net	—	(29,040)
Claims accounts, net	(6,218)	(5,698)
Other current assets	(3,243)	(3,001)
Deferred income taxes	9,905	(1,402)
Other long-term liabilities	(374)	2,170
Other assets	(4,368)	(4,149)
Net cash provided by operating activities	96,698	83,078

Cash flows from investing activities:
Capital expenditures	(39,697)	(40,703)
Acquisitions, net of cash acquired	—	(79,038)
Net cash used in investing activities	(39,697)	(119,741)

Cash flows from financing activities:
Net (repayments) borrowings on long-term debt	(63,300)	260,000
Proceeds from exercise of stock options	15,771	2,172
Treasury stock repurchases	(17,258)	(2,353)
Net repayments to Equifax	—	(206,646)
Other	(358)	(90)
Net cash (used in) provided by financing activities	(65,145)	53,083

Effect of foreign currency exchange rates on cash	(1,687)	(3,039)
Net cash (used) provided	(9,831)	13,381
Cash and cash equivalents, beginning of period	27,674	29,794
Cash and cash equivalents, end of period	$17,843	$43,175

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.             Spin-off and Basis of Presentation

In October 2000, the Board of Directors of Equifax Inc. (“Equifax”) announced its intent to spin off its Payment Services division, subject to certain conditions, into a separate publicly traded company with its own management and Board of Directors (the “Distribution”). This Distribution occurred on July 7, 2001 (the “Distribution Date”) and was accomplished by transferring the assets, liabilities, and stock of the businesses that comprised the Payment Services division to Certegy Inc. (“Certegy” or the “Company”) and then distributing all of the shares of Certegy common stock to Equifax’s shareholders. (The term “Company” is also used to refer to the Equifax Payment Services division prior to the Distribution Date.) The Equifax shareholders received one share of Certegy common stock for every two shares of Equifax common stock held as of the Distribution Date. In conjunction with the Distribution, Certegy made a cash payment to Equifax in the amount of $275 million to reflect Certegy’s share of Equifax’s pre-distribution debt used to establish the Company’s initial capitalization. This was funded through $400 million of unsecured revolving credit facilities obtained by Certegy in July 2001. Certegy was incorporated on March 2, 2001, under the name Equifax PS, Inc., as a wholly-owned subsidiary of Equifax. Certegy did not have any operations, assets, or liabilities until the contribution by Equifax to Certegy of the Payment Services division in connection with the Distribution.

The Company provides credit and debit card processing and check risk management services to financial institutions and merchants throughout the world through two segments, Card Services and Check Services (see Note 7 for segment information). Card Services provides card issuer services in the United States (“U.S.”), the United Kingdom (“U.K.”), Brazil, Chile, Australia, New Zealand, Ireland, Spain, and the Dominican Republic. Additionally, Card Services provides merchant processing services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

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

	September 30, 2002	December 31, 2001

Card Services	$137,181	$179,872
Check Services	27,979	27,129
	$165,160	$207,001

The change in the carrying amount of goodwill from December 31, 2001 to September 30, 2002 was the result of currency translation adjustments, primarily in Brazil.  The Company has no intangible assets with indefinite useful lives.

Adoption of the non-amortization provisions of SFAS 142 as of January 1, 2001 would have increased net income for the three months and nine months ended September 30, 2001, respectively, by $1,897 and $5,415, net of $378 and $973 in income taxes, or $0.027 and $0.079 per diluted share.

Information related to the Company’s acquired intangible assets subject to amortization is as follows:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Merchant contracts	$24,000	$4,271	$24,000	$2,583
Other	5,011	487	12,672	460
	$29,011	$4,758	$36,672	$3,043
Net book value	$24,253		$33,629

The Company’s other intangible assets consist of data files, customer lists, and other acquired contracts, which are amortized on a straight-line basis over their estimated useful lives. Amortization expense associated with the Company’s acquired intangible assets totaled $750 and $740 for the three months ended September 30, 2002 and 2001, respectively, and $2,309 and $1,905 for the nine months ended September 30, 2002 and 2001, respectively. During the third quarter of 2002, the Company recorded an impairment charge of $4,210 associated with an acquired contract due to the loss of a customer in its Card Services segment (Note 3).  Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2002 — $3,040; 2003 — $2,648; 2004 — $2,595; 2005 — $2,562; and 2006 — $2,562.

Accounting for Reimbursement of Out-of-Pocket Expenses. In January 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues. Historically, such reimbursements have been netted against costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues, as previously reported during the three months and nine months ended September 30, 2001, have increased by $19,999 and $62,986, respectively, for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs. Revenues reported for the three months and nine months ended September 30, 2002 include $21,956 and $67,239, respectively, of such similar reimbursements.

These reclassifications, which had no impact on operating income or net income, increased revenues and costs of services as follows:

2002:	1st Qtr	2nd Qtr	3rd Qtr

Card Services	$16,807	$20,128	$17,171
Check Services	4,043	4,305	4,785
	$20,850	$24,433	$21,956

2001:	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Full Year

Card Services	$17,785	$18,606	$16,242	$16,430	$69,063
Check Services	2,937	3,659	3,757	5,432	15,785
	$20,722	$22,265	$19,999	$21,862	$84,848

Balance Sheet Classification of Check Claims Payable and Recoverable. Check guarantee is the process of electronically authorizing a check being presented to the Company’s merchant customer and guaranteeing the face value of the check to the merchant customer. If a guaranteed check is dishonored, the Company reimburses the merchant for the check’s face value, and pursues collection from the delinquent checkwriter. Revenues for check guarantee services are based on a percentage of the face value of each guaranteed check and are recognized when the obligations to the merchant customer are fulfilled. At the time checks are guaranteed, the Company records a provision in costs of services for estimated check returns (claims payable to the merchant), net of estimated claims recoverable by the Company from the checkwriter, based on historical and projected loss experience. Historically, the Company has netted the claims payable and claims recoverable amounts within other current liabilities in the consolidated balance sheets. However, effective June 30, 2002, the Company reclassified the claims recoverable as a current asset and the claims payable as a current liability in the consolidated balance sheet. Prior period amounts have been reclassified to conform to this presentation. Balances as of September 30, 2002, June 30, 2002, March 31, 2002 and the three prior year-ends are as follows:

	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999

Claims Recoverable	$37,690	$38,497	$32,911	$38,630	$22,570	$23,248
Claims Payable	$31,500	$31,117	$26,863	$38,658	$25,883	$30,350

The Company settles its claim obligations with merchants on average within 14 days. Recoverability of claims from the checkwriters extends beyond this timeframe.

3.             Asset Impairment and Other Charges

In the third quarter of 2002, the Company recorded asset impairment and other charges of $9.4 million ($5.9 million after tax, or $0.09 per diluted share for the three months ended September 30, 2002).  The asset impairment charges of $5.2 million include a $4.2 million write-off of the remaining intangible asset value assigned to an acquired customer contract in Brazil, due to the loss of the customer, and a $1.0 million write-down of the Company’s collateral assignment in life insurance policies held for the benefit of certain employees.  The carrying value of the Company's collateral assignment is the lesser of the policies' cash surrender value or the Company's premiums paid.  Due to a decline in the market value of the assets underlying these policies, the carrying value of the Company's collateral assignment was reduced by $1.0 million to $6.1 million at September 30, 2002. Other charges include a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds (Note 8), and a severance charge of $0.2 million, which is part of the Company’s cost reduction plans.

4.             Earnings Per Share

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

A reconciliation of historical net income to pro forma net income for the three months and nine months ended September 30, 2001 is as follows:

	Three months ended September 30, 2001	Nine months ended September 30, 2001

Historical net income	$24,059	$60,567
Spin-off adjustments:
Additional operating expenses	—	(3,250)
Additional interest expense	—	(8,413)
Income tax benefit of spin-off adjustments	—	4,549
SFAS 142 adjustments (Note 2):
Add back goodwill amortization	2,275	6,388
Income tax expense of SFAS 142 adjustment	(378)	(973)
Pro forma net income	$25,956	$58,868
Pro forma basic earnings per share	$0.38	$0.86
Pro forma diluted earnings per share	$0.37	$0.85

A reconciliation of the average outstanding shares used in the basic and diluted EPS calculations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Weighted average shares outstanding — basic	68,850	68,618	68,913	68,231
Effect of dilutive securities:
Stock options	583	733	899	718
Restricted stock	18	17	18	—
Weighted average shares outstanding — diluted	69,451	69,368	69,830	68,949

5.       Other Assets

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

	September 30, 2002	December 31, 2001
Systems development and other deferred costs	$93,659	$95,198
Prepaid pension cost	20,728	20,875
Purchased software	10,846	7,842
Other	16,978	11,836
	$142,211	$135,751

6.             Shareholders’ Equity

Comprehensive Income (Loss). The components of comprehensive income (loss) for the three months and nine months ended September 30, 2002 and 2001 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$21,983	$24,059	$60,974	$60,567
Change in cumulative foreign currency translation adjustment	(27,981)	(15,288)	(53,639)	(34,183)
Change in cumulative loss from cash flow hedging activities	(528)	(453)	(698)	(453)
Comprehensive (loss) income	$(6,526)	$8,318	$6,637	$25,931

Accumulated other comprehensive loss at September 30, 2002 and December 31, 2001 consists of the following components:

	September 30, 2002	December 31, 2001
Cumulative foreign currency translation adjustment	$(121,250)	$(67,611)
Cumulative loss from cash flow hedging activities	(926)	(228)
Accumulated other comprehensive loss	$(122,176)	$(67,839)

Deferred Compensation. In February 2002, the Company granted 247,000 shares of performance-accelerated restricted stock to officers and other key employees under the Certegy Inc. Stock Incentive Plan (the “Plan”). The shares become fully vested at the end of a 36-month vesting period if certain performance criteria are met. Otherwise, the shares vest at the end of a 72-month period. These restricted stock grants were recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant.  Compensation expense associated with these awards can fluctuate each year based on the likelihood that the performance criteria will be met.  During the third quarter of 2002, the Company granted an additional 35,000 shares of performance-accelerated restricted stock under the Plan, while approximately 22,800 restricted shares were cancelled.  These additional shares have similar vesting criteria as those granted in February 2002.

Treasury Stock. During the second quarter of 2002, the Company repurchased 406,000 shares of its common stock through open market transactions at an aggregate cost of $15.6 million.  Additionally, during the third quarter of 2002, the Company repurchased 506,300 shares at an aggregate cost of $10.3 million.  Combined with the 81,400 shares the Company repurchased in 2001, the Company has repurchased 993,700 shares, leaving approximately $71.7 million authorized for future share repurchases as of September 30, 2002.  During 2002 and 2001, the Company has reissued approximately 277,400 and 81,400, respectively, of treasury shares in connection with employee stock option exercises and restricted stock awards.

Subsequent to September 30, 2002, the Company repurchased an additional 2.5 million shares at an aggregate cost of $53.6 million, leaving approximately $18.1 million authorized for future share repurchases as of October 31, 2002.

7.             Segment Information

Segment information for the three months and nine months ended September 30, 2002 and 2001 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Card Services	$167,609	$162,814	$497,340	$469,052
Check Services	86,897	75,168	247,377	212,309
	$254,506	$237,982	$744,717	$681,361
Operating income:
Card Services	$34,666	$34,837	$90,456	$85,017
Check Services	8,110	11,386	26,672	27,973
	42,776	46,223	117,128	112,990
General Corporate Expense	(5,485)	(3,502)	(13,738)	(7,929)
	$37,291	$42,721	$103,390	$105,061

The above operating income includes asset impariment and other charges (Note 3) in the three months and nine months ended September 30, 2002, as follows:

	Asset Impairment	Litigation Settlement	Severance	Total
Card Services	$4,210	$—	$—	$4,210
Check Services	—	3,975	—	3,975
General Corporate Expense	1,023	—	157	1,180
	$5,233	$3,975	$157	$9,365

                Total assets by segment at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001

Card Services	$470,308	$511,149
Check Services	166,635	172,186
	636,943	683,335
Corporate	41,248	52,868
	$678,191	$736,203

8.             Subsequent Event:

                On November 5, 2002, the Company signed a Memorandum of Understanding (“MOU”) outlining the general terms of a settlement with the plaintiffs of a class action lawsuit pending against the Company in the U.S. District Court for the Eastern District of California (the “Court”).  This lawsuit is based on a claim that, during the period August 1992 through December 31, 1996, the Company improperly assessed a service charge on unpaid checks, which allegedly violated provisions of the Federal Fair Debt Collection Practices Act and California’s Unfair Business Practices Act.  On January 1, 1997, the California legislature enacted legislation permitting a service charge in the amount of $25, which is $5 more than the Company collected from August 1992 through December 31, 1996.  The plaintiffs were seeking, among other remedies, a refund of all service charges collected from California consumers during this period, prejudgment interest, statutory damages under the Fair Debt Collection Practices Act, and attorneys’ fees, which amounts in the aggregate could have exceeded $15 million if the plaintiffs prevailed in the case.  The Company has been vigorously defending this action; however, litigation is inherently uncertain and the Company may not have ultimately prevailed.  The MOU, which if approved by the Court, resolves this lawsuit on terms satisfactory to the Company; whereby the Company has agreed to pay $3.975 million, net of reimbursement under a Letter of Agreement with its insurance carriers, to the plaintiffs in exchange for a full and final release of all claims asserted.

                FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and AICPA Statement on Auditing Standards No. 1, section 560 “Subsequent Events,” requires the Company to record the liability associated with this settlement as of September 30, 2002, since the event provides additional evidence with respect to conditions that existed as of September 30, 2002 and this evidence became available prior to the issuance of the Company’s quarterly financial statements on Form 10-Q.  The Company recorded a pre-tax charge of $3.975 million ($0.035 per diluted share) during the third quarter of 2002.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001 and the pro forma consolidated statements of income for the three months and nine months ended September 30, 2001, including the notes to those statements, included elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis, consolidated financial statements, and pro forma consolidated statements of income included in our annual report on Form 10-K for the year ended December 31, 2001.

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

Card Services generates revenues from charges based on transaction volumes (U.S.), accounts or cards processed (outside the U.S.), and fees for various services and products (globally), while Check Services generates revenues from charges based on transaction volumes, face value of checks guaranteed, and fees for various check services and products. Revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. Costs of services consist primarily of the costs of transaction processing systems, personnel costs to develop and maintain applications, operate computer networks, and provide customer support, losses on check guarantee services, interchange and other fees on merchant processing, and depreciation and occupancy costs associated with the facilities performing these functions. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to sales, non-revenue customer support functions and administrative employees and management, and prior to the spin-off, certain allocated Equifax Inc. (“Equifax”) corporate costs.

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

Highlights of Third Quarter Financial Results

Our financial results for the comparative periods of 2002 and 2001 were impacted by several key reporting changes and significant transactions as follows:

Certegy was established as a separate public company through a tax-free distribution to Equifax shareholders on July 7, 2001. For comparative purposes, the pro forma financial results for the nine months ended September 30, 2001 include adjustments to reflect $8.4 million of interest expense and $3.3 million of corporate expenses that would have been incurred had the spin-off occurred at the beginning of 2001.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), modifies accounting for business combinations, goodwill, and identifiable intangible assets. As of January 1, 2002, all goodwill amortization ceased. During the second quarter of 2002, we completed the goodwill impairment testing required by the adoption of SFAS 142, which resulted in no adjustment to the carrying amount of goodwill. For the three months and nine months ended September 30, 2001, operating income included $2.3 million and $6.4 million, respectively, of goodwill amortization, or approximately $0.027 and $0.079, respectively, per diluted share. For comparative purposes, the pro forma financial results for the three months and nine months ended September 30, 2001 include adjustments to reflect this accounting change, as if it had been effective on January 1, 2001.

In January 2002, we adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues. Historically, such reimbursements have been netted against costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues, as previously reported for the three months and nine months ended September 30, 2001 have increased by $20.0 million and $63.0 million, respectively, for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs. Revenues reported for the three months and nine months ended September 30, 2002 include $22.0 million and $67.3 million, respectively, of such similar reimbursements. These reclassifications have no impact on operating income or net income.

In the third quarter of 2002, we recorded asset impairment and other charges of $9.4 million ($5.9 million after tax, or $0.09 per diluted share for the three months ended September 30, 2002).  The asset impairment charges of $5.2 million include a $4.2 million write-off of the remaining intangible asset value assigned to an acquired customer contract in Brazil, due to the loss of the customer, and a $1.0 million write-down of our collateral assignment in life insurance policies held for the benefit of certain employees.  The carrying value of our collateral assignment is the lesser of the policies' cash surrender value or our premiums paid.  Due to a decline in the market value of the assets underlying these policies, the carrying value of our collateral assignment was reduced by $1.0 million to $6.1 million at September 30, 2002.  Other charges include a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds (Note 8 to the consolidated financial statements), and a severance charge of $0.2 million, which is part of our cost reduction plans.  Additional severance and related costs will be incurred in the fourth quarter of 2002.

Highlights of the 2002 third quarter financial results, excluding the $9.4 million asset impairment and other charges, as compared to pro forma results for the third quarter of 2001, are as follows:

•                  Revenue grew 6.9 percent to $254.5 million.

•                  Operating income of $46.7 million increased 3.7 percent.

•                  Interest expense declined to $1.6 million, driven by low interest rates and debt reductions.

•                  Net income increased by 7.5 percent to $27.9 million.

•                  Diluted earnings per share of $0.40, increased 8.1 percent.

•                  Total debt outstanding was $166.7 million at September 30, 2002.

Results of Operations

The following table summarizes our consolidated results for the three months and nine months ended September 30, 2002 and 2001, as reported and pro forma:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002 As Reported	2002 Adjusted(1)	2001 As Reported	2001 Pro Forma(2)	2002 As Reported	2002 Adjusted(1)	2001 As Reported	2001 Pro Forma(2)
	(in millions, except per share amounts)				(in millions, except per share amounts)
Revenues(3)	$254.5	$254.5	$238.0	$238.0	$744.7	$744.7	$681.4	$681.4
Operating income	$37.3	$46.7	$42.7	$45.0	$103.4	$112.8	$105.1	$108.2
Other income (expense), net	$0.2	$0.2	$0.4	$0.4	$0.9	$0.9	$(0.1)	$(0.1)
Interest expense	$(1.6)	$(1.6)	$(3.7)	$(3.7)	$(5.3)	$(5.3)	$(4.1)	$(12.5)
Net income	$22.0	$27.9	$24.1	$26.0	$61.0	$66.9	$60.6	$58.9
Basic earnings per share	$0.32	$0.41	$0.35	$0.38	$0.88	$0.97	$0.89	$0.86
Diluted earnings per share	$0.32	$0.40	$0.35	$0.37	$0.87	$0.96	$0.88	$0.85

(1)          Operating income and net income for the three months and nine months ended September 30, 2002 have been adjusted to exclude the $9.4 million asset impairment and other charges.

(2)          Includes pro forma adjustments for the nine months ended September 30, 2001 to reflect the spin-off as if it had occurred at the beginning of 2001 and pro forma adjustments for the three months and nine months ended September 30, 2001 to eliminate goodwill amortization as if SFAS 142 had been effective on January 1, 2001. See the pro forma consolidated statements of income for the three months and nine months ended September 30, 2001 included in Part II, Item 5 of this report.

(3)          Revenues for the three months and nine months ended September 30, 2001 have been restated for reclassifications required by the adoption of EITF 01-14 and certain similar reclassifications.

We believe the pro forma 2001 results are more useful in analyzing the underlying business by providing consistent comparison of our historical operating performance.  Therefore, the following discussion of the comparative results for 2002 and 2001 is on a pro forma basis.

Revenues

Third Quarter 2002 compared with Third Quarter 2001

Overall, revenues in the third quarter of 2002 of $254.5 million grew $16.5 million, or 6.9 percent, over the third quarter of 2001.

Card Services generated revenue of $167.6 million in the third quarter of 2002, an increase of $4.8 million, or 2.9 percent, over the third quarter of 2001.  Excluding a one-time license sale revenue of $6.3 million in our North American card issuing e-banking operations during the third quarter of 2001, Card Services’ revenue increased by 7.1 percent (8.2 percent in local currency), driven by a 12.7 percent increase in merchant processing revenue and a 5.0 percent increase in North American card issuing revenue.  International card issuing revenue declined by 2.3 percent (an increase of 3.8 percent in local currency) due to unfavorable currency rates and volatile economic conditions in Brazil.  Excluding Latin America, international card revenue increased by 27.3 percent (18.4 percent in local currency).  Card issuing software and support revenue increased by $1.7 million over the prior year quarter from ongoing  BASE2000™ card software installation and modification work being performed for Halifax Bank of Scotland.  This project began in the second quarter and should conclude mid-2003.

Check Services generated revenue of $86.9 million in the third quarter of 2002, an increase of $11.7 million, or 15.6 percent (14.4 percent in local currency), over the third quarter of 2001.  Check volumes increased 11.7 percent over the prior year quarter.  The growth in volume and revenue are primarily attributable to new contract signings.

First Nine Months 2002 compared with First Nine Months 2001

Overall, revenues in the first nine months of 2002 of $744.7 million grew $63.4 million, or 9.3 percent, over the first nine months of 2001.

Card Services generated revenue of $497.3 million in the first nine months of 2002, an increase of $28.3 million, or 6.0 percent, over the first nine months of 2001.  Excluding the one-time license sale revenue of $6.3 million in our North American card issuing e-banking operations during the third quarter of 2001, Card Services’ revenue increased by 7.5 percent (8.6 percent in local currency), driven by a 12.6 percent increase in merchant processing revenue and a 3.2 percent increase in North American card issuing revenue.  International card issuing revenue increased by 13.4 percent (20.1 percent in local currency) driven by strong card growth in our international regions, with the exception of full service new account issuance by certain of our customers in Brazil in the third quarter due to volatile economic conditions and the pending loss of a full service customer.

Check Services generated revenue of $247.4 million in the first nine months of 2002, an increase of $35.1 million, or 16.5 percent (16.1 percent in local currency), over the first nine months of 2001.  Check volumes increased 12.6 over the prior year period.  The growth in volume and revenue are primarily attributable to new contract signings.

Operating Expenses

Third Quarter 2002 compared with Third Quarter 2001

Total operating expenses in the third quarter of 2002 of $217.2 million, which include asset impairment and other charges of $9.4 million, increased $24.2 million, or 12.6 percent, over pro forma 2001.  Excluding asset impairment and other charges, operating expenses for Card Services and Check Services increased $2.8 million, or 2.2 percent, and $11.2 million, or 17.7 percent, respectively.  In the third quarter of 2002, we renegotiated service contracts with certain of our Card Services' outside vendors, which reduced operating costs during the third quarter and will provide ongoing cost savings as compared with previous pricing.  General corporate operating expenses rose $0.8 million, or 22.9 percent, as the corporate office was established during the third quarter of 2001 and thus, corporate expenses were lower in that initial period.

Costs of services in the third quarter of 2002 increased $10.8 million, or 6.4 percent, over pro forma 2001.  Approximately $1.3 million of this increase was attributable to growth in card issuing and merchant volumes and $9.5 million was driven by higher check volumes, as well as start-up costs related to our check cashing initiatives.  Card merchant costs of services included $43.8 million and $37.2 million of interchange fees in the third quarters of 2002 and 2001, respectively.  Selling, general, and administrative expenses in the third quarter of 2002 increased $4.1 million, or 16.7 percent, over the third quarter of 2001, largely attributable to the growth in our check services business and additional general corporate expense.

First Nine Months 2002 compared with First Nine Months 2001

Total operating expenses in the first nine months of 2002 of $641.3 million, which include asset impairment and other charges of $9.4 million, increased $68.2 million, or 11.9 percent, over pro forma 2001.  Excluding asset impairment and other charges, operating expenses for Card Services and Check Services increased $24.3 million, or 6.4 percent, and $33.1 million, or 18.0 percent, respectively.  In the third quarter of 2002, we renegotiated service contracts with certain of our Card Services' outside vendors, which reduced operating costs during the third quarter and will provide ongoing cost savings as compared with previous pricing.  General corporate operating expenses rose $1.4 million, or 12.3 percent.

Costs of services in the first nine months of 2002 increased $49.7 million, or 10.0 percent, over pro forma 2001.  Approximately $19.0 million of this increase was attributable to growth in card issuing and merchant volumes and $30.7 million was driven by higher check volumes, as well as start-up costs related to our check cashing initiatives.  Card merchant costs of services included $127.2 million and $108.3 million of interchange fees in the first nine months of 2002 and 2001, respectively.  Selling, general, and administrative expenses in the first nine months of 2002 increased $9.1 million, or 12.1 percent, over pro forma 2001, largely attributable to the growth in our international card business and incremental costs we incurred as a stand-alone company after the spin-off.

Operating Income

Third Quarter 2002 compared with Third Quarter 2001

Operating income in the third quarter of 2002, which includes asset impairment and other charges of $9.4 million, decreased $7.7 million, or 17.1 percent, compared to pro forma 2001.  Excluding asset impairment and other charges, operating income increased $1.7 million, or 3.7 percent, and our combined operating margin was 18.3 percent in 2002, as compared to 18.9 percent (pro forma) in 2001.  Our overall operating margin decreased due to a higher level of lower-margin merchant processing revenues, reduced operating income in our Brazilian operations due to unfavorable currency rates and volatile economic conditions, costs associated with our continued investment in check cashing initiatives, and a higher percentage of check business shifting toward lower-priced national accounts.

First Nine Months 2002 compared with First Nine Months 2001

Operating income in the first nine months of 2002, which includes asset impairment and other charges of $9.4 million, decreased $4.8 million, or 4.4 percent, compared to pro forma 2001.  Excluding asset impairment and other charges, operating income increased $4.6 million, or 4.2 percent, and our combined operating margin was 15.1 percent in 2002, as compared to 15.9 percent (pro forma) in 2001.  Our overall operating margin decreased due to a higher level of lower-margin merchant processing revenues, reduced operating income in our Brazilian operations due to unfavorable currency rates and volatile economic conditions, costs associated with our continued investment in check cashing initiatives, and a higher percentage of check business shifting toward lower-priced national accounts.

Other Income (Expense), Net

Other income, net in the three months and nine months ended September 30, 2002 consists primarily of net foreign exchange gains related to intercompany balances between our U.S. and Australian operations. Other income (expense), net in the three months and nine months ended September 30, 2001 consists primarily of net foreign exchange gains and losses related to intercompany balances between our U.S. and international operations.

Interest Expense

Interest expense in the third quarter of 2002 decreased $2.0 million, compared to the third quarter of 2001, driven by low interest rates and debt reductions.  Our outstanding debt balance at September 30, 2002 was $166.7 million compared to $260.0 million at September 30, 2001.  In the third quarter of 2001, we borrowed approximately $300 million to fund a $275 million payment to Equifax on July 7, 2001 in conjunction with the spin-off and the acquisition of Accu Chek in August 2001.  We repaid $40 million during the third quarter, resulting in the outstanding balance at September 30, 2001 of $260.0 million.

Prior to the spin-off, we were not allocated any Equifax corporate debt or related interest expense, as historically, these amounts were not allocated to the operating divisions by Equifax. On a pro forma basis, interest expense for the first nine months of 2002 decreased $7.2 million compared to the same period of 2001, as we continued to benefit from the low interest rate environment, as well as our focus on debt reduction.

Effective Tax Rate

The provision for income taxes in our consolidated statements of income reflects federal, state, and foreign taxes calculated using the separate return basis. The effective tax rates for the three months and nine months ended September 30, 2002 were 38.6 percent and 38.4 percent, repectively.  These rates differ from our estimated rate of 38.3 percent for 2002 due to a 35.0 percent tax benefit realized in conjunction with the intangible asset impairment charge in Brazil in the third quarter of 2002.  The effective tax rate in 2001 was 39.0 percent (historical) and 37.6 percent (pro forma). The decline in the estimated tax rate in 2002 as compared to the historical 2001 rate is primarily the result of the change in accounting for goodwill in accordance with SFAS 142, which was effective on January 1, 2002.

Net Income and Earnings per Share

Net income in the third quarter of 2002 decreased $4.0 million, or 15.3 percent, compared to pro forma 2001.  Excluding the $9.4 million asset impairment and other charges, net income increased $1.9 million, or 7.5 percent, driven by the growth in revenues and the $2.0 million reduction in interest expense.

Net income in the first nine months of 2002 increased $2.1 million, or 3.6 percent, compared to pro forma 2001.  Excluding the $9.4 million asset impairment and other charges, net income increased $8.0 million or 13.6 percent, driven by the growth in revenues and the $7.2 million reduction in interest expense.

In 2001, minority interests in earnings related to minority ownership of Unnisa, our Brazilian card processing operation. We acquired full ownership of Unnisa in May 2001, and, as a result, there were no minority interests in earnings in 2002.

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

Pro forma basic and diluted EPS is calculated based on pro forma net income. We believe the supplemental presentation of pro forma EPS for the historical periods provides a more meaningful comparative analysis.

Segment Results

The following table summarizes the segment results for the three months and nine months ended September 30, 2002 and 2001, excluding asset impairment and other charges in 2002:

	Three Months Ended September 30,					Nine months Ended September 30,
	Revenues		Operating Income			Revenues		Operating Income
	2002	2001	2002	Historical 2001	Pro Forma 2001	2002	2001	2002	Historical 2001	Pro Forma 2001
	(in millions)					(in millions)

Card Services	$167.6	$162.8	$38.9	$34.8	$36.9	$497.3	$469.1	$94.7	$85.0	$90.7
Check Services	86.9	75.2	12.1	11.4	11.6	247.4	212.3	30.6	28.0	28.7
	254.5	238.0	51.0	46.2	48.5	744.7	681.4	125.3	113.0	119.4
General Corporate Expense	—	—	(4.3)	(3.5)	(3.5)	—	—	(12.5)	(7.9)	(11.2)
	$254.5	$238.0	$46.7	$42.7	$45.0	$744.7	$681.4	$112.8	$105.1	$108.2

Adjustments to reconcile the associated impact on operating income by segment of the asset impairment and other charges in 2002 are as follows:

	Three months ended September 30, 2002				Nine months ended September 30, 2002
	Card Services	Check Services	General Corporate Expense	Total	Card Services	Check Services	General Corporate Expense	Total
	(in millions)				(in millions)
Operating income per above	$38.9	$12.1	$(4.3)	$46.7	$94.7	$30.6	$(12.5)	$112.8
Asset impairment charges	(4.2)	—	(1.0)	(5.2)	(4.2)	—	(1.0)	(5.2)
Other charges	—	(4.0)	(0.2)	(4.2)	—	(4.0)	(0.2)	(4.2)
Operating income, as reported	$34.7	$8.1	$(5.5)	$37.3	$90.5	$26.6	$(13.7)	$103.4

Card Services

Third Quarter 2002 compared with Third Quarter 2001

In the third quarter of 2002, Card Services revenues increased $4.8 million, or 2.9 percent, over the third quarter of 2001.  Excluding a one-time license sale revenue of $6.3 million in our North American card issuing  e-banking operations during the third quarter of 2001, Card Services’ revenue increased by 7.1 percent (8.2 percent in local currency).

Domestic revenues of $137.0 million in the third quarter of 2002 increased $3.7 million, or 2.8 percent, over the third quarter of 2001.  Excluding the one-time license sale revenue of $6.3 million in our North American card issuing e-banking operations during the third quarter of 2001, Card Services’ domestic revenues increased by 7.9 percent, driven by a 12.7 percent increase in merchant processing revenue and a 5.0 percent increase in domestic card issuing revenues. In late August 2002, a large merchant processing customer moved its account to its new owner’s processor; however, a portion of this volume has subsequently been replaced by new merchant signings.  Improving growth in domestic card issuing revenue is the result of increasing card usage, new card growth, as well as increased pricing that began to phase in during the second quarter of 2002.  Card transactions increased 10.8 percent over the prior year quarter, with credit card transaction growth of 4.3 percent and debit card transaction growth of 20.2 percent.  We added approximately 200,000 cards during the third quarter of 2002, increasing our domestic card base to 22.2 million.

International card issuer revenues of $27.7 million in the third quarter of 2002 decreased $0.6 million, or 2.3 percent, compared to the third quarter of 2001, due to unfavorable currency rates and volatile economic conditions in Brazil.  On a local currency basis, international card issuer revenues increased by 3.8 percent.  Excluding Latin America, international card revenue increased by 27.3 percent (18.4 percent in local currency).  We experienced solid card growth during the quarter in each of our processing regions, with the exception of full service new account issuance by certain of our customers in Brazil.  International card growth totaled 2.0 million cards in the third quarter of 2002, increasing our international card base to 24.0 million, which represents a 24.4 percent increase over the third quarter of 2001. The start-up of our Australian card operation and conversion of the National Australia Bank portfolio in the third quarter of 2001 has contributed 1.2 million of this card growth, a 47.2 percent increase over its card base at September 30, 2001.  Card issuing software and support revenue of $2.9 million increased by $1.7 million over the prior year quarter from ongoing BASE2000™ card software installation and modification work being performed for Halifax Bank of Scotland.  This project began in the second quarter and should conclude mid-2003.

Card Services operating income in the third quarter of 2002 which includes the asset impairment charge of $4.2 million, decreased $2.2 million, or 6.0 percent, as compared to pro forma 2001.  Excluding the asset impairment charge, operating income increased $2.0 million, or 5.4 percent, and our operating margins were 23.2 percent in the third quarter of 2002 versus 22.7 percent (pro forma) in the third quarter of 2001, driven by revenue growth.

First Nine Months 2002 compared with First Nine Months 2001

Card Services generated revenue of $497.3 million in the first nine months of 2002, an increase of $28.3 million, or 6.0 percent, over the first nine months of 2001.  Excluding a one-time license sale revenue of $6.3 million in our North American card issuing e-banking operations during the third quarter of 2001, Card Services’ revenue increased by 7.5 percent (8.6 percent in local currency).

Domestic revenues of $400.1 million in the first nine months of 2002 increased $18.9 million, or 5.0 percent, over the first nine months of 2001.  Excluding the one-time license sale revenue of $6.3 million in our North American card issuing e-banking operations during the first nine months of 2001, Card Services’ domestic revenues increased by 5.8 percent, driven by a 12.6 percent increase in merchant processing revenue and a 3.2 percent increase in domestic card issuing revenues.  Improving growth in domestic card issuing revenue is the result of increasing card usage, new card growth, as well as increased pricing that began to phase in during the second quarter of 2002.

International card issuer revenues of $91.1 million in the first nine months of 2002 increased $10.7 million, or 13.4 percent, compared to the first nine months of 2001.  On a local currency basis, international card issuer revenues increased by 20.1 percent, driven by strong card growth in our international regions, with the exception of full service new account issuance by certain of our customers in Brazil in the third quarter.  Card issuing software and support revenue of $6.1 million has declined by $1.3 million over the prior year due to our continued shift away from selling software.

Card Services operating income in the first nine months of 2002, which includes the asset impairment charge of $4.2 million, decreased $0.2 million, or 0.3 percent, as compared to pro forma 2001. Excluding the asset impairment charge, operating income increased $4.0 million, or 4.4 percent, and our operating margins were 19.0 percent in the first nine months of 2002 versus 19.3 percent (pro forma) in the first nine months of 2001.  The decrease in operating margin on a pro forma comparative basis was due primarily to a higher level of lower-margin merchant processing revenues and reduced operating income in our Brazilian operations due to unfavorable currency rates and volatile economic conditions.

Check Services

Third Quarter 2002 compared with Third Quarter 2001

Check Services revenues in the third quarter of 2002 increased $11.7 million, or 15.6 percent (14.4 percent in local currency), over the third quarter of 2001. Domestic revenues of $73.0 million increased $10.0 million, or 16.0 percent, over the third quarter of 2001, driven by increased volumes largely resulting from the addition of new customers.  The face amount of checks authorized in the U.S. increased to $7.7 billion in the third quarter of 2002 as compared to $7.0 billion in the third quarter of 2001.

International revenues in the third quarter of 2002 of $13.9 million increased $1.7 million, or 13.7 percent, over the third quarter of 2001, as the face amount of checks authorized increased to $0.9 billion in the third quarter of 2002 as compared to $0.7 billion in the third quarter of 2001.

Check Services operating income in the third quarter of 2002, which includes the litigation settlement charge of $4.0 million, decreased $3.5 million or 30.1 percent, as compared to pro forma 2001. Excluding the litigation settlement charge, operating income increased $0.5 million, or 4.1 percent, and our operating margins were 13.9 percent in the third quarter of 2002 compared to 15.4 percent (pro forma) in the third quarter of

2001. The decrease in operating margin on a pro forma comparative basis is a result of the strong revenue growth in the core check business being partially offset by the costs associated with the continued investment in our check cashing initiatives, as well as the impact of a higher percentage of business shifting toward lower-priced national accounts.  Core net losses have remained stable, even during a difficult economic period for retailers.  Improvements in collection methodologies have enhanced salvage rates, helping us to maintain stable net losses.  Start-up costs for our check cashing business will continue through the first half of 2003, as we roll out the service to additional locations.  We expect check cashing to become profitable in the second half of 2003.

First Nine Months 2002 compared with First Nine Months 2001

Check Services revenues in the first nine months of 2002 increased $35.1 million, or 16.5 percent (16.1 percent in local currency), over the first nine months of 2001. Domestic revenues of $208.1 million increased $32.2 million, or 18.3 percent, over the first nine months of 2001, driven by increased volumes largely resulting from the addition of new customers.

International revenues in the first nine months of 2002 of $39.3 million increased $2.8 million, or 7.8 percent, over the first nine months of 2001, as the face amounts of checks authorized increased to $2.5 billion in the first nine months of 2002 as compared to $2.3 billion in the first nine months of 2001.

Check Services operating income in the first nine months of 2002, which includes the litigation settlement charge of $4.0 million, decreased $2.0 million or 6.9 percent, as compared to pro forma 2001. Excluding the litigation settlement charge, operating income increased $2.0 million, or 6.9 percent, and our operating margins were 12.4 percent in the first nine months of 2002 compared to 13.5 (pro forma) in the first nine months of 2001. The decrease in operating margin on a pro forma comparative basis is a result of the strong revenue growth in the core check business being partially offset by the costs associated with the continued investment in our check cashing initiatives, as well as the impact of a higher percentage of business shifting toward lower-priced national accounts.

General Corporate

General corporate expense of $5.5 million for the third quarter of 2002, which includes the asset impairment charge of $1.0 million and the $0.2 million severance charge, increased $2.0 million over 2001. Excluding these charges, general corporate expense increased $0.8 million.  The corporate office was established during the third quarter of 2001 and thus, corporate expense were lower in that initial period.

On a pro forma basis, which includes adjustments in the first six months of 2001 for additional corporate expenses that would have been incurred had the spin-off occurred at the beginning of 2001, general corporate expenses of $13.7 million for the first nine months of 2002, which includes the asset impairment charge of $1.0 million and the severance charge of $0.2 million, increased $2.6 million, over pro forma 2001. Excluding these charges, general corporate expense increased $1.4 million.

Corporate expenses recorded prior to the spin-off on July 7, 2001 represent certain Equifax corporate expenses that were allocated to us based on our proportionate amount of revenues, number of employees, and other relevant factors as compared to related totals for Equifax. We believe that these allocations were made on a reasonable basis.

Liquidity and Capital Resources

First Nine Months 2002 compared with First Nine Months 2001

Net cash provided by operating activities amounted to $96.7 million in the first nine months of 2002 as compared with $83.1 million in the first nine months of 2001. The 2001 amount was reduced by $29.0 million, which is related to the timing of settlements in the card and merchant processing clearing system. Prior to the spin-off, Equifax held the cash deposits associated with this settlement process, which were included in our intercompany receivable from Equifax, a component of equity. Operating activities provided cash of $112.1 million in the first nine months of 2001 before the effect of this settlement activity. The reduction in operating cash flow is primarily attributable to the structure and timing of income tax payments.  Prior to the spin-off from Equifax, cash paid for income taxes represented only payments for foreign and certain state income taxes.  Payments for federal and unitary state income taxes were reflected as a component of net transactions with Equifax.  Additionally, while we have made income tax payments of approximately $22.9 million during the first nine months of 2002, a majority of the income taxes paid by the Company in 2001 occurred in the fourth quarter of 2001.  Operating cash flow has been sufficient to fund capital expenditures.

Net cash used in investing activities, for capital expenditures, amounted to $39.7 million in the first nine months of 2002 and $40.7 million in the first nine months of 2001. We expect total capital expenditures, exclusive of acquisitions, to approximate $45 million to $50 million in 2002. Net cash used in investing activities in 2001 also includes $79.0 million for the purchase of the minority interest in Unnisa, our card processing operation in Brazil, in May 2001 and the acquisition of Accu Chek in August 2001.

Net cash used in financing activities amounted to $65.1 million in the first nine months of 2002. Net repayments on long-term debt amounted to $63.3 million, while proceeds from the exercise of employee stock options totaled $15.8 million. We repurchased 912,300 shares of common stock at a total cost of $25.9 million, of which $8.6 million was not funded until October 2002.  Net cash provided by financing activities in the first nine months of 2001 amounted to $53.1 million.  Net borrowings on our revolving credit facility of $260.0 million were used to fund the $275 million payment to Equifax in July 2001, and the acquisition of Accu Chek in August 2001.  Proceeds from the exercise of employee stock options totaled $2.2 million, and we repurchased 81,400 shares of common stock at a total cost of $2.4 million.

During October 2002, we have repurchased an additional 2.5 million shares of common stock at an aggregate cost of $53.6 million, increasing total debt outstanding to $210.0 million as of October 31, 2002.  While we intend to continue to reduce debt, we may periodically also repurchase shares.  Additionally, estimated tax payments of $24.2 million in the fourth quarter of 2002 as compared to $22.9 million in the first nine months of 2002 will reduce operating cash flow available to repay debt during the fourth quarter of 2002.

In July 2001, we obtained a three-year $300 million unsecured revolving credit facility and a 364-day $100 million revolving credit facility, a portion of which was used to fund a cash payment to Equifax of $275 million in conjunction with the spin-off. Given that our current level of cash and cash equivalents, $17.8 million as of September 30, 2002, future cash flows from operations, and the amounts available under our three-year revolving credit facility, which totaled $90.0 million as of October 31, 2002, will be sufficient to meet the needs of our existing businesses, we did not renew the 364-day facility upon its expiration in July 2002. The $300 million unsecured facility bears interest at an annual rate of LIBOR plus 100 basis points.

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

Seasonality, Inflation, and Economic Downturns

We are subject to certain seasonal fluctuations such as peak activity during the holiday buying season.  We do not believe that inflation has had a material effect on our operating results; however, inflation could adversely affect our financial results were it to result in a substantial weakening in economic conditions that adversely affects the level of consumer spending.  Late in the third quarter of 2002 and in October, we have observed a slowing in consumer spending within our core check business which may result in lower revenue growth in the fourth quarter of 2002 than has been experienced in the third quarter and first nine months of 2002.

Our businesses are subject to the impact of general economic conditions; however, historically this has been somewhat mitigated by the continued demand for payment transaction processing. During the third quarter of 2002, we noted that ongoing political and economic uncertainty has weakened the Brazilian currency, and has begun to unfavorably impact new card issuance rates by certain of our customers.  We continue to believe that the long-term prospects offered by the Brazilian market are attractive.  Our Brazilian strategy is consistent with our global strategy to offer card issuers a broad range of services and card products at competitive prices.  The conversion of accounts to our BASE2000™ platform and a continued focus on attaining other cost efficiencies should provide us with a cost structure that can withstand short-term declines in business driven by the uncertain market conditions.

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

Item 4.        Controls and Procedures

An evaluation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), was carried out under the supervision and with the participation of the Company's management, including the chief executive and chief financial officers, within the 90-day period preceding the filing of this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s chief executive and chief financial officers have concluded that such controls and procedures were effective as of the date of that evaluation.  There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

On November 5, 2002, the Company signed a Memorandum of Understanding (“MOU”) outlining the general terms of a settlement with the plaintiffs of a class action lawsuit pending against the Company in the U.S. District Court for the Eastern District of California (the “Court”).  This lawsuit is based on a claim that, during the period August 1992 through December 31, 1996, the Company improperly assessed a service charge on unpaid checks, which allegedly violated provisions of the Federal Fair Debt Collection Practices Act and California’s Unfair Business Practices Act.  On January 1, 1997, the California legislature enacted legislation permitting a service charge in the amount of $25, which is $5 more than the Company collected from August 1992 through December 31, 1996.  The plaintiffs were seeking, among other remedies, a refund of all service charges collected from California consumers during this period, prejudgment interest, statutory damages under the Fair Debt Collection Practices Act, and attorneys’ fees, which amounts in the aggregate could have exceeded $15 million if the plaintiffs prevailed in the case.  The Company has been vigorously defending this action; however, litigation is inherently uncertain and the Company may not have ultimately prevailed.  The MOU, which if approved by the Court, resolves this lawsuit on terms satisfactory to the Company; whereby the Company has agreed to pay $3.975 million, net of reimbursement under a Letter of Agreement with its insurance carriers, to the plaintiffs in exchange for a full and final release of all claims asserted.

FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and AICPA Statement on Auditing Standards No. 1, section 560 “Subsequent Events,” requires the Company to record the liability associated with this settlement as of September 30, 2002, since the event provides additional evidence with respect to conditions that existed as of September 30, 2002 and this evidence became available prior to the issuance of the Company’s quarterly financial statements on Form 10-Q.  The Company recorded a pre-tax charge of $3.975 million ($0.035 per diluted share) during the third quarter of 2002.

Item 5.      Other Information

The following Pro Forma Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001 are presented for informational purposes.

CERTEGY INC.

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

(In thousands, except per share amounts)

	Historical	SFAS 142(1)	Pro Forma

Revenues	$237,982	$—	$237,982
Operating expenses:
Costs of services	170,650	(2,275)	168,375
Selling, general and administrative expenses	24,611	—	24,611
	195,261	(2,275)	192,986
Operating income	42,721	2,275	44,996
Other income, net	383	—	383
Interest expense	(3,664)	—	(3,664)
Income before income taxes	39,440	2,275	41,715
Provision for income taxes	(15,381)	(378)	(15,759)
Net income	$24,059	$1,897	$25,956

Basic:
Earnings per share	$0.35		$0.38
Average shares outstanding	68,618		68,618

Diluted:
Earnings per share	$0.35		$0.37
Average shares outstanding	69,368		69,368

(1)       Pro forma adjustment to exclude goodwill amortization expense in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” as if the standard had been effective on January 1, 2001.

CERTEGY INC.

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

(In thousands, except per share amounts)

	Pro Forma Adjustments
	Historical	Spin-off(1)	SFAS 142(2)	Pro Forma

Revenues	$681,361	$—	$—	$681,361
Operating expenses:
Costs of services	501,560	2,350	(6,388)	497,522
Selling, general and administrative expenses	74,740	900	—	75,640
	576,300	3,250	(6,388)	573,162
Operating income	105,061	(3,250)	6,388	108,199
Other expense, net	(123)	—	—	(123)
Interest expense	(4,099)	(8,413)	—	(12,512)
Income before income taxes and minority interests	100,839	(11,663)	6,388	95,564
(Provision) benefit for income taxes	(39,327)	4,549	(973)	(35,751)
Minority interests in earnings, net of tax	(945)	—	—	(945)
Net income	$60,567	$(7,114)	$5,415	$58,868

Basic:
Earnings per share	$0.89			$0.86
Average shares outstanding	68,231			68,231

Diluted:
Earnings per share	$0.88			$0.85
Average shares outstanding	68,949			68,949

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

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits:

The following is a list of Exhibits included as part of this report:

Exhibit No.	Description
99.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

During the third quarter of 2002, the Company filed the following reports on Form 8-K:

1.               On August 14, 2002, the Registrant filed a report on Form 8-K submitting to the Commission the certifications pursuant to 18 U.S.C Section 1350 accompanying the Quarterly Report on Form 10-Q for the period ended June 30, 2002.

2.               On September 20, 2002, the Registrant filed a report on Form 8-K submitting to the Commission a copy of a press release that it issued on September 20, 2002 announcing that recent developments would impact the Company’s outlook for 2002 and 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: November 14, 2002	CERTEGY INC.

/s/ Lee A. Kennedy
Lee A. Kennedy
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael T. Vollkommer
Michael T. Vollkommer
Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Pamela A. Tefft
Pamela A. Tefft
Corporate Vice President and Controller (Principal Accounting Officer)

CERTIFICATION

I, Lee A. Kennedy, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Certegy Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Lee A. Kennedy
Lee A. Kennedy
Chairman, President and Chief Executive Officer

CERTIFICATION

I, Michael T. Vollkommer, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Certegy Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael T. Vollkommer
Michael T. Vollkommer
Chairman, President and Chief Executive Officer

INDEX TO EXHIBITS

The following documents are being filed with this report:

Exhibit No.	Description
99.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.