Form 10-K
period 2002-12-31
CERTEGY INC
filed 2003-02-14
CIK 1136893

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No. 001-16427

CERTEGY INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2606325 (I.R.S. Employer Identification No.)
11720 Amber Park Drive Alpharetta, Georgia (Address of principal executive offices)	30004 (Zip Code)

(678) 867-8000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Based on the closing sale price of $37.11 as reported by the New York Stock Exchange on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates was $2,550,636,022. The number of shares outstanding of the registrant's common stock, $0.01 par value per share, was 66,409,629 as of January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        The Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003 is incorporated by reference, to the extent indicated under Items 10, 11, 12, and 13, into Part III of this Form 10-K.

CERTEGY INC.
2002 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Brief History

        Certegy Inc. ("Certegy") provides credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally. Last year, we processed over 2.0 billion payment transactions, serviced approximately 38 million card accounts, and authorized over $35 billion of check transactions worldwide. Our business is comprised of two segments, Card Services and Check Services. Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, and the Dominican Republic. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

        Originally founded as Telecredit in 1961, our business pioneered the check risk management industry in the U.S. and Canada. Through the development of a centralized electronic database of consumer check-writing histories, Telecredit delivered real-time check authorization decisions to merchants at the point-of-sale. Through an acquisition in 1977, the business was expanded to include credit card processing. Subsequently, we have added merchant processing, debit card processing and e-banking services to our Card Services segment, and check cashing risk management services and check collections to our Check Services segment. In 1990, Equifax Inc. ("Equifax") acquired Telecredit, and continued to operate the card and check businesses, through separate subsidiaries, as its Payment Services division. While part of Equifax, both Card Services and Check Services expanded outside of North America through a combination of joint ventures, acquisitions and local start-ups.

Spin-off from Equifax

        On March 2, 2001, we were incorporated in the State of Georgia as a wholly-owned subsidiary of Equifax under the name Equifax PS, Inc. On July 7, 2001, following Equifax's transfer of the assets, liabilities, and stock of its Payment Services division to us, and our adoption of the name Certegy, Equifax "spun off" the Payment Services division through a tax-free dividend of all of the outstanding shares of Certegy common stock to Equifax's shareholders of record as of June 27, 2001. The Certegy shares were distributed on the basis of one share of Certegy common stock for every two shares of Equifax common stock held. A total of 68,600,112 shares were distributed. As a result of the spin-off, we became an independent publicly traded company, with the Certegy shares of common stock registered and trading on the New York Stock Exchange under the symbol "CEY."

Acquisitions

        In May 2001, we acquired the remaining 40.7 percent minority interest in Unnisa Ltda., one of the largest card processing businesses in Brazil, for $55.5 million in cash. We previously held a 59.3 percent controlling interest in Unnisa, which we acquired in 1998.

        In August 2001, we acquired Accu Chek, Inc., a leading provider of third-party check collection services in the U.S., for $25.0 million in cash.

        On December 31, 2002, we acquired the majority of assets and liabilities of Netzee, Inc. ("Netzee"), a provider of e-banking services to credit unions and community banks in the U.S., for $10.4 million in cash.

Segment Information

        Card Services.    Certegy Card Services provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue Visa and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Additionally, we began processing American Express cards in New Zealand in late 2002 and in the Dominican Republic in January 2003. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. The majority of our card issuer programs is full service, including essentially all of the operations and support necessary for an issuer to operate a credit and debit card program. More specifically, we process all the debit and credit card transactions on the credit and debit cards issued by our customers, including electronically authorizing the transactions, capturing the transaction data, and settling the transactions, and we provide full service back-office support functions for their programs. These support functions include: embossing and mailing their credit and debit cards to their customers; customer service on behalf of the card issuer to their customers; card portfolio management and analysis; invoicing their cardholders; receiving and processing cardholder payments; and pursuing delinquent or fraudulent accounts. We do not make credit decisions for our customers, nor do we fund their card receivables. Our services are menu driven, and offer flexibility for those of our customers that require less than our full service programs. Such customers include large card issuing institutions that contract with us to provide transaction processing, but who choose to invest the capital and human resources necessary to provide their own back-office program support.

        In the U.S., we have been highly successful in marketing our card issuer services to credit unions and independent community banks. These two customer segments consist predominantly of small and mid-sized card issuers that cannot independently achieve the economies of scale that would justify setting up their own credit and debit card operations. We provide our card issuer services to these customers primarily through our longstanding contractual alliances with the Independent Community Bankers of America, or ICBA, and Card Services for Credit Unions, or CSCU. We have a standard product offering in place with each of these organizations, which offer these products to their respective members with our company as the services provider. These alliances allow us to utilize the marketing channels of ICBA and CSCU and eliminate the need for us to negotiate price, terms, and service offerings with individual credit unions or community banks. As a result, we believe we are the leading provider, in terms of market share, of comprehensive card processing services to credit unions and to independent community bank card issuers in the U.S.

        We provide our card issuer services internationally through our operations in Brazil, Chile, the U.K., and Australia.

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

        In 2002, revenues from Card Services comprised 66 percent of our total revenues, compared to 67 percent in 2001 and 68 percent in 2000.

        Check Services.    Certegy Check Services is a leading provider of check risk management and related processing products and services to businesses accepting or cashing checks at the point-of-sale. These services utilize our proprietary check authorization systems and risk assessment decision platforms. We serve national and regional merchants, including national retail chains such as Sears, Best Buy, Circuit City, Walgreens, Federated, Target, and Staples; hotels; automotive dealers; telecommunications companies; supermarkets; casinos; mail order houses; and other businesses. Our services allow our clients to run their customers' personal and business checks through a decisioning process that assesses the likelihood that a check will or will not clear.

        Our check risk management services include diverse solutions tailored to the specific needs of the customer. They include Welcome Check® guarantee services, where we accept the bad check risk associated with checks authorized by our system, and Welcome Check verification services, where our customers retain the risk. We also provide blends of guarantee and verification services to meet specific customer needs. All of these products utilize our proprietary system, PathWays™. PathWays provides the flexibility, utilizing our risk management data and proprietary models, to manage check acceptance risk by controlling the risk management parameters on a store by store, or even a cash register by cash register, basis.

        In recent years, we believe we have led our industry in the introduction of new products for existing and new markets. In addition to PathWays, we have introduced: PayCheck Accept™, which enables supermarkets and gaming establishments to reduce the risk of check losses and fraud in connection with their payroll check cashing services; third-party check collections for retailers utilizing our verification services; and electronic check risk management solutions enabled for electronic commerce, which enable retailers to safely and securely accept payments over the Internet. In 2000, in a major initiative with 7-Eleven, Check Services adapted PayCheck Accept to launch a fully automated check cashing service through 7-Eleven's virtual commerce kiosks located at 7-Eleven convenience stores across the country. By the end of 2002, 7-Eleven had 340 kiosks installed in Texas, Florida, Colorado, Virginia, Utah, and the Washington D.C. area. Additionally, in 2001, the PayCheck Accept platform was modified to facilitate check cashing "in-lane" at grocers and discounters. The first "in-lane" contract was signed during 2002 with a major discount retailer and rollout began in the third quarter of 2002.

        We provide our check risk management products and services internationally in Canada, the U.K., Ireland, France, Australia, and New Zealand. Our principal product in all those countries is check guarantee, although mass retailers are beginning to utilize our check verification and collection services.

        In 2002, revenues from Check Services comprised 34 percent of our total revenues, compared to 33 percent in 2001 and 32 percent in 2000.

        For additional information relating to our business segments and operations within and outside the U.S., see Note 13 to the consolidated financial statements in Part II, Item 8 of this report.

Our Strategy

        We believe that the escalating use of credit, debit, and other electronic payment cards around the globe will continue to present the card processing industry with significant growth opportunities. Due to escalating check fraud at the point-of-sale, retailers' growing reliance on third-party check risk management services that both reduce bad check losses and maximize sales, through accurate identification of good check writers, and emerging new markets for check risk management, ongoing strong demand for check risk management services will continue to create growth opportunities.

        In light of the market opportunities, our strategic objective is to strengthen our position as a leading global provider of payment processing and check risk management services. We intend to concentrate on the following strategies to accomplish our objective.

Card Services.

        Utilize our competitive strengths in the U.S. to further increase our share of revenue in the U.S. card, including e-banking, and merchant processing markets. Those strengths include:

  •
  Our long-term contractual alliances with CSCU and ICBA, through which we maintain proven distribution channels and enjoy strong name recognition, quality-of-service ratings, and customer satisfaction;

  •
  Our "full service" processing capabilities, which enable us to provide among the most comprehensive card processing solutions available; and

  •
  Our highly competitive prices.

        Grow our customer base and processing volumes substantially outside the U.S.    In international markets, we will continue to focus our marketing efforts on leading card processing prospects, develop flexible processing services tailored to the diverse credit cultures in Europe, South America and Asia-Pacific, and utilize our competitive advantages. These advantages include our strength in providing full service processing services, our extensive experience in managing international operations, and our proprietary card processing systems. Our proprietary systems are highly scalable and portable, and have been customized to process in numerous country-specific environments in over 25 countries around the world. This customization enables us to enter new geographic markets quickly and less expensively, and positions us to be a preferred vendor for outsourced card processing as this concept starts to take effect outside the U.S.

        Increase our revenues from new and existing products and services.    We intend to aggressively market our expanded debit card processing products and services and capture a larger share of the rapidly growing debit card markets in the U.S. and abroad. We intend to aggressively market our card marketing services that assist our customers in growing their cardholder portfolios and e-banking customer bases. We will develop and market Internet service capabilities that will allow cardholders to manage their credit card accounts and conduct electronic commerce more efficiently and effectively.

Check Services.

        Utilize our competitive strengths to increase our market share in our traditional markets, both in the U.S. and internationally.    Those strengths include what we believe are the industry's most advanced check risk management algorithms and systems, our proven ability to introduce successful new check risk management products, our position as one of the world's leading transaction risk management services providers, and our company's existing operations and customer relationships in Europe, South America, and Asia-Pacific.

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

        Further, for both Card Services and Check Services, we intend to continue to consider strategic alliances with, investments in, and acquisitions of, domestic and international companies that would enable us to increase our penetration in our current markets, enter new markets, expand our technology expertise to help us further enhance our processing, risk management, and e-banking services, or to increase operating efficiencies.

Sales and Marketing

        We market our products and services through a direct sales force and indirect sales channels, such as ICBA and CSCU, independent sales organizations, marketing alliances, and financial institutions. We organize our direct sales force by customer market segment or distribution channel. Additionally, we market directly to our customers and indirectly through ICBA and CSCU using print advertising and direct mail efforts. We participate in major industry tradeshow and publicity events. Because many of our customers use a single product or service, or a combination of products or services, our direct sales force targets existing customers to promote cross-selling opportunities. Our strategy is to use the most efficient delivery system available to successfully acquire customers and build awareness of our products and services.

Seasonality

        Our business is somewhat seasonal. The volume of check and card processing is highest during the holiday buying season and during other periods of increased consumer spending.

Competition

        The markets for card transaction processing and check risk management services are highly competitive. Our principal competitors include third-party credit and debit card processors, including First Data Corporation, Total System Services, Electronic Data Systems Corporation, and Payment Systems for Credit Unions; third-party software providers, which license their card processing systems to financial institutions and third-party processors; and check authorization, guarantee, and risk management services providers, including First Data's TeleCheck Services division and eFunds. We also compete against software and transaction processing systems developed and used in-house by our potential customers.

        Some of our competitors are privately held, and the majority of those that are publicly held do not release the information necessary to precisely quantify our relative competitive position, which varies depending on the segment of our markets. Based on information appearing in a widely-cited industry publication, The Nilson Report, we believe that we are among the largest third-party payment transaction processors in the world based on annual volumes.

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

Significance of Certain Customer Relationships

        Under each of our contractual alliances with ICBA and CSCU, Card Services is the exclusive partner for offering card processing services to those associations' members. As a result, approximately 40.8 percent of our revenues are derived from their member institutions, although no single institution accounts for a material portion of our revenues. An early termination of, or significant adverse change in, our relationships with either or both of these associations could harm our ability to retain a substantial portion of our customers and to attract new customers, and have a material adverse effect on our business. In October 2001, our contract with ICBA was extended through December 2007, and in February 2002, our contract with CSCU was extended through September 2007.

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

Intellectual Property Rights

        We rely on a combination of contractual restrictions and trademark, copyright, and trade secret law to establish and protect our trademarks, software, and know-how. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. We also license certain intellectual property from third-parties. Those include rights under the Ronald A. Katz Technology Licensing L.P. patents pertaining to various interactive technologies, such as automated forms of customer service, which rights continue through the life of the patents.

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

        Because we maintain a database in the U.S. containing the check-writing histories of consumers, and use that information to provide our check risk management services, our check risk management business is subject to the Federal Fair Credit Reporting Act and various similar state laws. Among other things, the Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their check-writing histories, to dispute their accuracy, and to require verification or removal of disputed information. In furtherance of our objectives of data accuracy, fair treatment of consumers, and protection of consumers' personal information, in addition to best ensuring we comply with these laws, we maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling of disputes.

        Our check collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, has enforcement responsibility over the collection laws, as well as the various credit reporting laws.

        Because we conduct business in international markets as well as in the U.S., we are subject to laws and regulations in jurisdictions outside the U.S. that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.

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

Employees

        As of January 31, 2003, Certegy had approximately 5,861 employees, including 2,902 employees principally employed outside the U.S. None of our U.S. work force currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

        During 2002, we reorganized certain of our departments around the world and terminated approximately two percent of our workforce. Additional employees will be terminated in 2003 as we downsize our operations in Brazil, which we anticipate will occur during the first quarter of 2003.

Certain Factors Affecting Forward-Looking Statements

        The statements in this report include forward-looking statements that are based on current expectations, assumptions, estimates, and projections about our business and industry. They are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ significantly from what is expressed in those statements. Many of those risks and uncertainties are beyond Certegy's control. The factors that could, either individually or in the aggregate, affect our performance include matters such as those described below.

Competition can hurt our business.

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

Reduced levels of consumer spending can adversely affect our performance.

        A significant portion of our revenues is derived from fees from processing consumer credit card, debit card, and check transactions. Continued sluggishness of the U.S. economy, including recession or similar conditions in the international economies where we do business, could negatively impact consumer spending and adversely affect our business.

Reduction in the demand for card processing outsourcing services in international markets could impact our international growth.

        We believe demand for card processing outsourcing services in international markets has been increasing. While we expect that demand to continue, a reversal could negatively impact our card processing revenues and profits.

Reduction in point-of-sale check fraud could adversely impact our Check Services business.

        Due to advances in PC printing technologies and other factors, check fraud continues to increase, creating growing demand for our higher value-added check risk management services. While we expect that trend to continue, a reversal could negatively impact demand for check authorization and guarantee products, and consequently could be detrimental to our check business.

Weakening of certain market segments could adversely impact the demand for our products and services.

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

Loss of strategic relationships or key contracts could reduce revenues and profits.

        Although Card Services strategic relationships with the community banks and credit unions remain strong, with long-term contracts with both ICBA and CSCU through 2007, an unexpected termination of those contractual alliances, which could cause us to lose significant community bank or credit union customers, or any other significant contracts, could significantly reduce revenues and profits. Our Check Services business has experienced substantial growth over the last few years in the number of major national and regional retailer accounts under contract. While no one contract is material to the company, unexpected terminations of several of those contracts during a short period of time could significantly reduce revenues and profits.

Our failure to expand our share of the credit and debit card transaction processing market and enter new markets could adversely affect our business.

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

Material changes in regulation or industry standards applicable to our businesses or those of our customers could have a detrimental effect on future results.

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

Security breaches or system failures could harm our reputation and adversely affect future profits.

        We collect personal consumer data, such as names and addresses, checking account numbers, and payment history records. We process that data, and deliver our products and services, utilizing computer systems and telecommunications networks operated both by us and by third-party service providers. Although plans and procedures are in place to protect our sensitive data and to prevent failure of, and to provide back-up for, our systems, we cannot be certain that our measures always will be successful. A security breach or other misuse of our data, or failures of key operating systems and their back-ups, could harm our reputation and deter customers from using our products and services, increase our operating expenses in order to correct the breach or failures, or expose us to unanticipated liability.

Risks associated with international operations could impair our business results.

        We believe that the international market for our products offers significant growth opportunities and we have committed significant resources to expand our international activities. As we expand internationally, we will be increasingly subject to several risks associated with international business activities that could increase costs or reduce our revenues, including political, social, and economic instability, currency exchange rate fluctuations, potentially adverse tax consequences, including restrictions on the repatriation of earnings, and potential difficulty enforcing agreements and collecting receivables in some foreign legal systems.

Executive Officers of the Registrant

        Information relating to our executive officers is set forth below. There are no family relationships among the officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.

Name	Age	Position
Lee A. Kennedy	52	Chairman of the Board, President and Chief Executive Officer
Larry J. Towe	56	Executive Vice President and Chief Operating Officer
Michael T. Vollkommer	44	Corporate Vice President and Chief Financial Officer
Walter M. Korchun	60	Corporate Vice President, General Counsel and Secretary
J. Gerard Ballard	45	Corporate Vice President and Chief Technology Officer
Richard D. Gapen	63	Corporate Vice President—Human Resources
Michael E. Sax	40	Corporate Vice President—Financial Planning and Treasurer
Pamela A. Tefft	33	Corporate Vice President and Controller
Mary K. Waggoner	44	Corporate Vice President—Investor and Public Relations
Gerald A. Hines	55	Senior Vice President and Group Executive—Card Services
Jeffrey S. Carbiener	40	Senior Vice President and Group Executive—Check Services

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

        Larry J. Towe has served as our Executive Vice President and Chief Operating Officer since June 29, 2001. Mr. Towe previously served as Executive Vice President and Group Executive—Payment Services of Equifax Inc. from June 1999 to June 2001. From May 1997 to June 1999, Mr. Towe served as Senior Vice President and General Manager of Equifax Card Solutions, International, a unit of Equifax. Prior to that, Mr. Towe served as President, FBS Software, a provider of software solutions for payment cards, collections and merchant processing, which Equifax acquired in July 1994.

        Michael T. Vollkommer has served as our Corporate Vice President and Chief Financial Officer since June 29, 2001. Mr. Vollkommer previously served as Corporate Vice President and Controller of Equifax Inc. from November 1999 until June 2001. From December 1998 to August 1999, Mr. Vollkommer was Vice President—Finance of Superior TeleCom Inc., a manufacturer of copper wire and cable products. From 1994 until 1998, Mr. Vollkommer held executive officer positions with Alumax Inc., a producer of primary aluminum and fabricated aluminum products, including Vice President and Chief Financial Officer from December 1997 to August 1998, Vice President-Strategic Planning and Corporate Development from June 1997 to December 1997, and Vice President and Controller from January 1994 to June 1997.

        Walter M. Korchun has served as our Corporate Vice President, General Counsel and Secretary since August 21, 2002. Previously, Mr. Korchun served as Senior Vice President and Chief Operations Counsel at Certegy from 2000 to 2002. From 1990 to 2000, Mr. Korchun served as Senior Vice President, General Counsel and Secretary of AT&T Universal Card Services, a provider of credit cards and related services.

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

        Richard D. Gapen has served as our Corporate Vice President—Human Resources since June 29, 2001. Mr. Gapen previously served as Senior Vice President of Compensation and Benefits for Equifax Inc. from June 1997 until June 2001. From 1991 until 1996, Mr. Gapen was Director of Employee Benefits for W. R. Grace and Company.

        Michael E. Sax has served as our Corporate Vice President—Financial Planning and Treasurer since February 12, 2002 and previously as Corporate Vice President and Controller from June 29, 2001 through February 12, 2002. Mr. Sax previously served as Senior Vice President and Controller of Equifax Payment Services, a division of Equifax Inc., from July 1998 until June 2001. Prior to that, Mr. Sax held various financial positions with units of Equifax since 1992.

        Pamela A. Tefft has served as our Corporate Vice President and Controller since February 12, 2002 and previously as Vice President of Financial Reporting from June 29, 2001 through February 12, 2002. Ms. Tefft previously served as the Financial Audit Director of Equifax Inc. from May 1999 until June 2001. Prior to joining Equifax, Ms. Tefft was a Manager in the Assurance & Business Advisory Services group of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP) from September 1992 through May 1999.

        Mary K. Waggoner has served as our Corporate Vice President—Investor and Public Relations since November 2001. From June 2001 until November 2001, Ms. Waggoner served as our Vice President of

Investor Relations. Prior to joining Certegy, Ms. Waggoner served as Senior Vice President/Comptroller Department for Firstar/Mercantile in St. Louis, Missouri from 1999 until 2000. From 1997 until 1999, Ms. Waggoner was Senior Vice President of Investor Relations of Mercantile Bancorporation, Inc. in St. Louis, Illinois, and from 1995 until 1997, she was President of Mercantile Bank of Carlyle in Carlyle, Illinois.

        Gerald A. Hines has served as our Senior Vice President and Group Executive—Card Services since June 29, 2001. Mr. Hines previously served as Senior Vice President, Equifax Card Solutions-Americas, a unit of Equifax Inc., from September 1997 until June 2001. Prior to joining Equifax, Mr. Hines was Executive Vice President and Chief Operating Officer at AT&T Universal Card Services, a credit card issuer, from April 1993 to August 1997.

        Jeffrey S. Carbiener has served as our Senior Vice President and Group Executive—Check Services since June 29, 2001. Mr. Carbiener previously served as Senior Vice President, Equifax Check Solutions, a unit of Equifax Inc., from February 1998 until June 2001. Prior to that, he held various other positions with Equifax business units since 1991.

ITEM 2. PROPERTIES

        Our corporate headquarters are located in a leased facility in Alpharetta, Georgia. Our principal operations center and administration, sales, marketing and development facilities for both Card Services and Check Services are located in St. Petersburg, Florida, in a 305,000 square foot leased building. Card Services and Check Services have other smaller leased operations facilities in Alabama, Wisconsin, Utah and Georgia. In support of our international operations, Card Services has leased operations centers in Brazil, Chile, the U.K. and Australia, and Check Services has leased facilities in the U.K., France and Australia. We also have a number of small sales or support offices in other locations where we do business.

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

        A class action lawsuit entitled Gary and Nancy Ballard, et. al. v. Equifax Check Services, Inc. (now known as Certegy Check Services, Inc.) was filed against us in August 1996 in the U.S. District Court for the Eastern District of California. This lawsuit was based on a claim that, during the period August 1992 through December 31, 1996, we improperly assessed a service charge on unpaid checks, which allegedly violated provisions of the Federal Fair Debt Collection Practices Act and California's Unfair Business Practices Act. The action sought, among other remedies, a refund of all service charges collected from California consumers during this period, prejudgment interest, statutory damages under the Fair Debt Collection Practices Act, and attorneys' fees. These amounts in the aggregate could have exceeded $18 million if the plaintiffs had prevailed in the case. In November 2002, we entered into a Memorandum of Understanding with the plaintiffs providing for a settlement whereby we will pay $3.975 million, net of amounts covered under a Letter of Agreement with our insurance carriers, to the plaintiffs in exchange for a full and final release of all claims asserted. The parties are currently proceeding to obtain final approval of the settlement by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock began regular way trading on the New York Stock Exchange under the ticker symbol "CEY" on July 9, 2001. The table set forth below provides the high and low sales prices of our common stock for each quarter of 2002 and the third and fourth quarters of 2001.

	High	Low
2002
First Quarter	$41.50	$33.20
Second Quarter	$44.45	$35.76
Third Quarter	$38.12	$16.70
Fourth Quarter	$26.50	$20.15
2001
Third Quarter	$35.10	$24.81
Fourth Quarter	$35.45	$26.00

        As of January 31, 2003, there were approximately 7,882 shareholders of record of our common stock.

        We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We expect to retain our future earnings for use in the operation and expansion of our business. The declaration and payment of dividends is at the discretion of our board, and depends, among other things, upon our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our board of directors, including legal and contractual restrictions.

        Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

        Our selected financial data set forth below should be read in conjunction with Item 8: Financial Statements and Supplementary Data, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and Exhibit 99.3: Non-GAAP Statements of Income for the Years Ended December 31, 2001 and 2000, included elsewhere in this report.

        As described in Note 2 to the consolidated financial statements, during 2002, we changed our accounting policies for goodwill, pursuant to SFAS No. 142, and the reimbursement of out-of-pocket expenses, pursuant to EITF No. 01-14. Additionally, we changed our balance sheet classification of check claims payable and recoverable, as also described in Note 2 to the consolidated financial statements. Prior years' amounts have been reclassified to conform to the current year's presentation.

        The historical income statement data for the years ended December 31, 2002, 2001, and 2000 and the historical balance sheet data as of December 31, 2002 and 2001 are derived from the audited consolidated financial statements included elsewhere in this report. The historical income statement data for the years ended December 31, 1999 and 1998, and the balance sheet data as of December 31, 2000 and 1999 are derived from the audited consolidated financial statements included in our Registration Statement on Form 10 filed with the SEC on June 11, 2001. The balance sheet data as of

December 31, 1998 is derived from the unaudited consolidated financial statements that have been prepared by management.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except for per share data)
Revenues (1)	$1,007,968	$935,971	$865,907	$763,297	$625,777
Operating expenses (1)	856,019	784,552	718,748	635,812	522,486

Operating income	151,949	151,419	147,159	127,485	103,291
Other income (expense), net	1,119	78	1,309	2,311	(383)
Interest expense	(7,120)	(7,200)	(1,301)	(901)	(533)

Income before income taxes and minority interests	145,948	144,297	147,167	128,895	102,375
Provision for income taxes	(55,964)	(56,276)	(57,609)	(54,272)	(40,505)
Minority interests in earnings, net of tax	—	(945)	(1,096)	6	(780)

Net income	$89,984	$87,076	$88,462	$74,629	$61,090

Basic earnings per share (2)	$1.32	$1.27	$1.32	$1.09	$0.86
Diluted earnings per share (3)	$1.30	$1.26	$1.30	$1.07	$0.85
Total assets (4)	$702,141	$736,203	$523,049	$516,567	$508,456
Long-term debt	$214,200	$230,000	$—	$—	$—
Total shareholders' equity	$198,443	$211,865	$323,618	$271,490	$348,793

(1)
Reimbursements received for out-of-pocket expenses for years prior to 2002 have been reclassified to revenues as required by the adoption of EITF No. 01-14 as further described in Note 2 to the consolidated financial statements.

(2)
Prior to the third quarter of 2001, basic weighted average shares outstanding is computed by applying the distribution ratio of one share of Certegy common stock for every two shares of Equifax common stock held to the historical Equifax weighted average shares outstanding.

(3)
Prior to the third quarter of 2001, diluted weighted average shares outstanding is estimated based on the dilutive effect of stock options calculated in the third quarter of 2001.

(4)
Assets for years prior to 2002 have been reclassified for the change in balance sheet classification of check claims payable and recoverable as further described in Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with Item 6: Selected Financial Data, Item 8: Financial Statements and Supplementary Data, and Exhibit 99.3: Non-GAAP Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000, included elsewhere in this report.

Overview

        We provide credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services. Card Services provides card issuer services in the U.S, the U.K., Brazil, Chile, Australia, New Zealand, Ireland, and the Dominican Republic. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

        Our card issuer services enable banks, credit unions, retailers, and others to issue Visa and MasterCard credit and debit cards, private label cards, and other electronic payment cards. Additionally, we began processing American Express cards in New Zealand in late 2002 and in the Dominican Republic in January 2003. Our merchant processing services enable retailers and other businesses to accept credit, debit, and other electronic payment cards from purchasers of their goods and services, while our e-banking services enable financial institutions to offer Internet banking to consumers and businesses. Card issuer software, support, and consulting services allow customers to manage their credit card programs.

        Our check risk management services, which utilize our proprietary check authorization systems and risk assessment decision platforms, enable retailers, hotels, automotive dealers, telecommunications companies, supermarkets, casinos, mail order houses, and other businesses to minimize losses from dishonored checks, maximize check acceptance, and improve customer service. Our services include check guarantee, where we accept the risk of bad checks presented to our customers; check verification, where we determine the likelihood that a check will clear and our customer retains the risk; and certain combinations of check guarantee and verification services. We also provide related service offerings, including risk management consulting and marketing services, which enable retailers to cross-sell and increase their customer retention, as well as check cashing services and third-party collection services.

Spin-off from Equifax

        On July 7, 2001, our spin-off from Equifax Inc. ("Equifax") was completed by consolidating all of the assets and liabilities of the businesses that comprised Equifax's Payment Services division into Certegy and its subsidiaries and then distributing all of Certegy's outstanding common stock to Equifax shareholders (the "Distribution"). For periods prior to the Distribution, the consolidated financial statements present our financial position, results of operations, and cash flows as derived from Equifax's historical financial statements. Included in these historical financial statements are certain Equifax corporate expenses that were allocated to us utilizing such factors as revenues, number of employees, and other relevant factors. We believe these allocations were made on a reasonable basis; however, we believe that, had we been operating on a full year stand-alone basis, we would have incurred additional expenses of approximately $3.2 million in 2001 and $6.5 million in 2000.

        In conjunction with the Distribution, we incurred $275 million of debt to fund a payment in that amount to Equifax. The historical financial statements do not include any allocation of Equifax corporate debt or related interest expense, as historically, these amounts were not allocated to the operating divisions by Equifax. We estimate our interest expense would have increased by $8.4 million in 2001 and $21.7 million in 2000, had Equifax allocated interest expense to us on $275 million of debt in the periods prior to the Distribution. These amounts of interest are based on annual interest at a rate of LIBOR plus 100 basis points, which is our cost of borrowing under our existing revolving credit facility.

Components of Income Statement

        Card Services generates revenues from charges based on transaction volumes (U.S.), accounts or cards processed (outside the U.S.), and fees for various services and products (globally), while Check Services generates revenues from charges based on transaction volumes, face value of checks guaranteed, and fees for various check services and products. Revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. Costs of services consist primarily of the costs of transaction processing systems; personnel costs to develop and maintain applications, operate computer networks, and provide customer support; losses from check guarantee services; interchange (processing fees paid to credit card associations) and other fees related to merchant processing; depreciation and occupancy costs associated with the facilities where these functions are performed; and reimbursed out-of-pocket expenses. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to sales, non-revenue customer support functions, and administrative employees and management, and prior to the Distribution, certain allocated Equifax corporate costs.

        As part of our card merchant processing business, we contract directly with merchants, as well as with the merchants' financial institutions. When we have a direct relationship with the merchant, revenues collected for our services are based primarily on a discount rate, which considers the cost of interchange fees. When our relationship is with the merchant's financial institution, we collect the interchange fees in addition to our transaction fees. In both instances, we are responsible for collecting the interchange fees after settling with the credit card associations. Interchange fees are recorded as a component of revenues and costs of services.

        In January 2002, we adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred" ("EITF 01-14"), which requires that reimbursements received for out-of-pocket expenses be classified as revenues. Historically, such reimbursements have been netted against costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues, as previously reported for the years ended December 31, 2001 and 2000 have increased by $84.8 million and $87.3 million, respectively, for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs. Revenues reported for the year ended December 31, 2002 include $92.7 million of such similar reimbursements. These reclassifications have no impact on operating income or net income.

Highlights of the 2002 Consolidated Financial Results

        In addition to the spin-off from Equifax, as discussed above, our financial results for the comparative periods of 2002, 2001, and 2000 were impacted by our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Therefore, we have included both our actual financial results (those prepared in accordance with accounting principles generally accepted in the U.S. or "GAAP") and "non-GAAP" financial results for 2001 and 2000, which include adjustments for the spin-off and SFAS 142. Exhibit 99.3 to this report provides detailed reconciliations of our GAAP to non-GAAP results for 2001 and 2000. We believe the non-GAAP results are more useful in analyzing the underlying business by providing a consistent comparison of our historical operating performance.

        SFAS 142 modifies accounting for business combinations, goodwill, and identifiable intangible assets. As of January 1, 2002, all goodwill amortization ceased. During the second quarter of 2002, we completed our goodwill impairment testing required by SFAS 142, which resulted in no adjustment to the carrying amount of goodwill. Operating income for the years ended December 31, 2001 and 2000 included $8.6 million, or $0.10 per diluted share, and $8.0 million, or $0.10 per diluted share, respectively, of goodwill amortization. For comparative purposes, the non-GAAP financial results for 2001 and 2000 include adjustments to reflect this accounting change, as if it had been effective on January 1, 2000.

        During 2002, we recorded severance and other charges of $12.2 million ($7.7 million after tax, or $0.11 per diluted share). These charges include: 1) asset impairment charges of $5.1 million, which consist of a $4.2 million write-off of the remaining intangible asset value assigned to an acquired customer contract in Brazil, due to the loss of the customer, and a $0.8 million net write-down of our collateral assignment in life insurance policies held for the benefit of certain employees (the carrying value of our collateral assignment is the lesser of the policies' cash surrender value or our premiums paid; due to a decline in the market value of the assets underlying these policies during 2002, the carrying value of our collateral assignment was reduced to $6.3 million at December 31, 2002); 2) a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds (see Note 11 to the consolidated financial statements); and 3) severance charges of $3.2 million, due to the reorganization of various departments. Additional severance and related costs will be incurred in 2003 as we downsize our operations in Brazil, which we anticipate will occur during the first quarter of 2003.

        Highlights of the 2002 financial results, as compared to 2001, are as follows:

  •
  Revenues grew 7.7 percent (8.5 percent in local currency) to $1.0 billion.

  •
  Operating income of $151.9 million increased 0.4 percent.

  •
  Interest expense totaled $7.1 million.

  •
  Net income increased by 3.3 percent to $90.0 million.

  •
  Diluted earnings per share of $1.30 increased 3.2 percent.

  •
  Total debt outstanding at December 31, 2002 was $214.2 million.

  •
  3.4 million shares of common stock were repurchased at a cost of $79.6 million.

  •
  The acquisition of Netzee's assets was concluded at a cash cost of $10.4 million.

  •
  Capital expenditures totaled $49.0 million, excluding $10.4 million for acquisitions.

Consolidated Results of Operations

        The following table summarizes our consolidated results for the years ended December 31, 2002, 2001, and 2000:

	2002	2001		2000
	GAAP	GAAP	Non-GAAP(1)	GAAP	Non-GAAP(1)
	(in millions, except per share amounts)
Revenues(2)	$1,008.0	$936.0	$936.0	$865.9	$865.9
Operating Income	$151.9	$151.4	$156.7	$147.2	$148.7
Other Income, net	$1.1	$0.1	$0.1	$1.3	$1.3
Interest Expense	$(7.1)	$(7.2)	$(15.6)	$(1.3)	$(23.0)
Net Income	$90.0	$87.1	$87.2	$88.5	$78.0
Basic EPS	$1.32	$1.27	$1.28	$1.32	$1.16
Diluted EPS	$1.30	$1.26	$1.26	$1.30	$1.15

(1)
Includes non-GAAP adjustments in 2001 and 2000 to reflect 1) the spin-off as if it had occurred at the beginning of 2000 and 2) the elimination of goodwill amortization as if SFAS 142 had been effective on January 1, 2000. Exhibit 99.3 to this report provides detailed reconciliations of GAAP to non-GAAP financial results for the years ended December 31, 2001 and 2000.

(2)
Revenues for 2001 and 2000 have been reclassified for reclassifications required by the adoption of EITF 01-14 and certain similar reclassifications.

Consolidated Revenues

Year 2002 compared with Year 2001

        Consolidated revenues in 2002 of $1.0 billion increased $72.0 million, or 7.7 percent (8.5 percent in local currency), over 2001. Card Services revenues grew $29.2 million, or 4.6 percent (6.2 percent in local currency), while Check Services experienced revenue growth of $42.8 million, or 14.1 percent (13.3 percent in local currency).

        Overall, our revenue growth was driven by a 3.3 percent increase in our combined North American and international card issuer businesses, an 8.2 percent growth in card merchant processing, and a 14.1 percent increase in our global check operations. Currency devaluation reduced total U.S. dollar revenue growth by approximately $7.5 million, or 0.8 percent. The Brazilian real remained volatile throughout the year, which more than offset the strengthening exchange rates of the British pound and Australian dollar.

Year 2001 compared with Year 2000

        Consolidated revenues in 2001 of $936.0 million increased $70.1 million, or 8.1 percent (10.8 percent in local currency), over 2000. Card Services revenues grew $40.7 million, or 6.9 percent (10.4 percent in local currency), while Check Services experienced revenue growth of $29.4 million, or 10.7 percent (11.6 percent in local currency).

        Overall, our revenue growth was driven by a 3.0 percent increase in our combined North American and international card issuer businesses, a 20.7 percent growth in card merchant processing, and a 12.8 percent increase in our North American check operation. The strengthening of the U.S. dollar against foreign currencies, particularly the Brazilian real, reduced U.S. dollar revenue growth by $23.4 million, or 2.7 percent.

Consolidated Operating Expenses

Year 2002 compared with Year 2001

        Consolidated operating expenses in 2002 of $856.0 million, which include severance and other charges of $12.2 million, increased $71.5 million, or 9.1 percent, over 2001. Operating expenses for Card Services and Check Services increased $19.6 million, or 3.8 percent, and $44.4 million, or 17.0 percent, respectively. Corporate expenses of $19.3 million increased $7.4 million over 2001.

        Excluding the severance and other charges of $12.2 million in 2002, operating expenses in 2002 of $843.8 million increased $64.5 million, or 8.3 percent, compared to non-GAAP 2001 operating expenses, which are adjusted for goodwill amortization expense and additional corporate expenses. Excluding the severance and other charges in 2002, operating expenses for Card Services and Check Services increased $21.2 million, or 4.2 percent, and $40.6 million, or 15.6 percent, respectively, while corporate expenses of $17.8 million increased $2.7 million compared to non-GAAP 2001 operating expenses.

        Costs of services in 2002 of $730.4 million increased $43.9 million, or 6.4 percent, over 2001. Including adjustments for goodwill amortization expense and additional corporate expenses in 2001, costs of services in 2002 increased $50.0 million, or 7.4 percent, over non-GAAP 2001. Approximately $13.6 million of this increase was attributable to growth in card issuer and merchant volumes and other Card Services items, while $36.4 million was driven by higher check volumes, as well as start-up costs related to our check cashing initiatives and other Check Services items. Card merchant costs of services included $162.6 million and $146.1 million of interchange fees in 2002 and 2001, respectively.

        Selling, general, and administrative expenses in 2002 of $113.4 million increased $15.4 million, or 15.7 percent, over 2001. Including an adjustment for additional corporate expenses in 2001, selling, general, and administrative expenses in 2002 increased $14.5 million, or 14.7 percent, over non-GAAP 2001. This increase is largely attributable to the growth in our international card issuer and North American check businesses, as well as incremental costs we incurred as a stand-alone company after the spin-off.

Year 2001 compared with Year 2000

        Consolidated operating expenses in 2001 of $784.6 million increased $65.8 million, or 9.2 percent, over 2000. Operating expenses for Card Services and Check Services increased $31.7 million, or 6.6 percent, and $30.1 million, or 13.0 percent, respectively. Corporate expenses of $11.9 million increased $4.1 million over 2000.

        Including adjustments for goodwill amortization expense and additional corporate expenses in 2001 and 2000, non-GAAP operating expenses in 2001 of $779.2 million increased $62.0 million, or 8.6 percent, compared to non-GAAP 2000 operating expenses. Non-GAAP operating expenses for Card Services and Check Services increased $31.1 million, or 6.6 percent, and $30.1 million, or 13.1 percent, respectively. Corporate expenses of $15.1 million increased $0.8 million compared to non-GAAP 2000 expenses.

        Costs of services in 2001 of $686.6 million increased $63.5 million, or 10.2 percent, over 2000. Including adjustments for goodwill amortization expense and additional corporate expenses in 2001 and 2000, non-GAAP costs of services in 2001 increased $60.6 million, or 9.8 percent, over non-GAAP 2000. Approximately $32.3 million of this increase was attributable to growth in card issuer and merchant volumes, while $31.2 million was driven by higher check volumes. Card merchant costs of services included $146.1 million and $124.5 million of interchange fees in 2001 and 2000, respectively.

        Selling, general, and administrative expenses in 2001 of $98.0 million increased $2.3 million, or 2.4 percent, over 2000. Including an adjustment for additional corporate expenses in 2001 and 2000, non-GAAP selling, general, and administrative expenses in 2001 increased $1.4 million, or 1.4 percent, over non-GAAP 2000. This increase is largely attributable to incremental costs we incurred as a stand-alone company after the spin-off.

Consolidated Operating Income

Year 2002 compared with Year 2001

        Consolidated operating income in 2002 increased $0.5 million, or 0.4 percent, over 2001. Card Services operating income grew $9.6 million, or 8.0 percent (9.4 percent in local currency), while Check Services operating income decreased $1.6 million, or 3.7 percent (5.4 percent in local currency). Combined operating margins were 15.1 percent in 2002 and 16.2 percent in 2001.

        Excluding the severance and other charges of $12.2 million in 2002, operating income in 2002 increased $7.5 million, or 4.8 percent, compared to non-GAAP 2001 operating income, which is adjusted for goodwill amortization expense and additional corporate expenses. Excluding the severance and other charges in 2002, Card Services operating income grew $8.1 million, or 6.3 percent (7.6 percent in local currency), while Check Services operating income increased $2.1 million, or 4.8 percent (3.2 percent in local currency) over non-GAAP 2001 operating income. Excluding the severance and other charges in 2002, combined operating margins were 16.3 percent in 2002 and 16.7 percent in 2001 (non-GAAP). The decline in our overall margin in 2002 compared to non-GAAP 2001 is attributable to additional general and administrative expenses we incurred as a stand-alone public company, reduced operating income in our South American card operations due to unfavorable currency rates and volatile economic conditions, and costs associated with our continued investment in check cashing initiatives.

Year 2001 compared with Year 2000

        Consolidated operating income in 2001 increased $4.3 million, or 2.9 percent, over 2000. Card Services operating income grew $9.0 million, or 8.1 percent (9.6 percent in local currency), while Check Services operating income decreased $0.7 million, or 1.6 percent (0.8 percent in local currency). Combined operating margins were 16.2 percent in 2001 and 17.0 percent in 2000.

        Including adjustments for goodwill amortization expense and additional corporate expenses in 2001 and 2000, non-GAAP operating income in 2001 increased $8.0 million, or 5.4 percent, compared to non-GAAP 2000 operating income. Card Services non-GAAP operating income grew $9.6 million, or 8.1 percent (9.5 percent in local currency), while Check Services non-GAAP operating income decreased $0.7 million, or 1.6 percent (0.8 percent in local currency). Combined non-GAAP operating margins were 16.7 percent in 2001 and 17.2 percent in 2000. The decline in our overall margin is attributable to additional general and administrative expenses we incurred as a stand-alone public company, higher guarantee loss rates in Check Services, and a 20.7 percent increase in lower-margin card merchant processing revenues. Merchant revenues have lower margins than the overall business as a result of interchange fees being a component of both revenues and costs of services.

Consolidated Other Income, Net

        Other income, net consists of interest income, gains and losses on foreign currency, and gain and losses on the sale or divestiture of businesses. In 2002 and 2001, other income, net consists primarily of net foreign exchange gains related to intercompany balances between our U.S. and international operations. In 2000, other income includes a $2.2 million pre-tax gain on the sale of our investment in a card processing operation in India.

Consolidated Interest Expense

        Interest expense in 2002 of $7.1 million decreased $0.1 million compared to 2001. Including an adjustment in 2001 to reflect additional interest expense had the spin-off from Equifax occurred as of January 1, 2001, interest expense in 2002 decreased $8.5 million. This reduction in interest expense is driven by lower interest rates and lower average debt balances in 2002. Our outstanding debt balance at December 31, 2002 was $214.2 million compared to $230.0 million at December 31, 2001. Total borrowings, which were as low as $166.7 million at September 30, 2002, increased in the fourth quarter of 2002 due to stock repurchases and the Netzee acquisition.

        Interest expense for the periods prior to the Distribution principally consists of interest paid on a line of credit held by Unnisa, our card processing business in Brazil, and interest charged by Equifax on overnight funds borrowed on our behalf. We were not allocated any Equifax corporate debt or related interest expense, as historically, these amounts were not allocated to the operating divisions by Equifax. We estimate our interest expense would have increased by $8.4 million and $21.7 million in 2001 and 2000, respectively, had Equifax allocated interest expense to us on $275 million of debt in the periods prior to the Distribution. These amounts of interest are based on annual interest at a rate of LIBOR plus 100 basis points, which is our cost of borrowing under our existing revolving credit facility.

Effective Tax Rate

        Our effective tax rates were 38.3 percent, 39.0 percent, and 39.1 percent in 2002, 2001 and 2000, respectively. On a non-GAAP basis, which includes adjustments in 2001 and 2000 as previously described, our effective tax rates were 37.6 percent and 37.7 percent in 2001 and 2000, respectively. The differences between the GAAP and non-GAAP rates are the result of the change in accounting for goodwill under SFAS 142, effective January 1, 2002.

        Prior to the Distribution, we were included in the consolidated federal income tax return of Equifax. Federal and certain state tax provisions were settled through the intercompany accounts, and Equifax made income tax payments on our behalf. The provision for income taxes for these historical periods reflects federal, state, and foreign taxes calculated using the separate return basis.

Consolidated Net Income

Year 2002 compared with Year 2001

        Net income in 2002 of $90.0 million increased $2.9 million, or 3.3 percent, compared to 2001. Excluding the severance and other charges of $12.2 million in 2002, net income in 2002 increased $10.5 million, or 12.0 percent, compared to non-GAAP 2001 net income, which is adjusted for goodwill amortization expense and additional corporate expenses. Our growth in net income in 2002 compared to non-GAAP 2001 is attributable to increased income from operations, an $8.5 million reduction in interest expense, and a $1.0 million increase in other income.

        In 2001, minority interests in earnings related to minority ownership of Unnisa, our Brazilian card processing operation. We acquired full ownership of Unnisa in May 2001, and, as a result, there were no minority interests in earnings in 2002.

Year 2001 compared with Year 2000

        Net income in 2001 of $87.1 million decreased $1.4 million, or 1.6 percent, compared to 2000. Including adjustments for goodwill amortization expense and additional corporate expenses in 2001 and 2000, non-GAAP net income in 2001 increased $9.2 million, or 11.8 percent, compared to non-GAAP 2000 net income. Our growth in non-GAAP net income is attributable to increased income from operations and a $7.4 million reduction in interest expense.

        In 2001 and 2000, minority interests in earnings related to minority ownership of Unnisa, our Brazilian card processing operation, and our U.K card processing operation. We acquired full ownership of our U.K. card processing operation in September 2000, and Unnisa in May 2001.

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

        Non-GAAP basic and diluted EPS is calculated based on non-GAAP net income. We believe the supplemental presentation of non-GAAP EPS for 2001 and 2000 provides a more meaningful comparative analysis.

Segment Results

        The following table summarizes our segment results for the years ended December 31, 2002, 2001, and 2000:

	2002	2001		2000
	GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	(in millions)
Revenues:
Card Services	$660.9	$631.7	$631.7	$591.0	$591.0
Check Services	347.1	304.3	304.3	274.9	274.9

	$1,008.0	$936.0	$936.0	$865.9	$865.9

Operating Income:
Card Services	$129.3	$119.8	$127.4	$110.8	$117.9
Check Services	41.9	43.5	44.4	44.2	45.1

	171.2	163.3	171.8	155.0	163.0
General Corporate Expense	(19.3)	(11.9)	(15.1)	(7.8)	(14.3)

	$151.9	$151.4	$156.7	$147.2	$148.7

        Adjustments to reconcile actual operating income (GAAP) to non-GAAP operating income for the years ended December 31, 2001 and 2000, as previously discussed, are as follows:

	2001			2000
	Card	Check	Corp	Card	Check	Corp
	(in millions)
GAAP Operating Income	$119.8	$43.5	$(11.9)	$110.8	$44.2	$(7.8)
Additional corporate expenses			(3.2)			(6.5)
Elimination of goodwill amortization expense	7.6	0.9		7.1	0.9

Non-GAAP Operating Income	$127.4	$44.4	$(15.1)	$117.9	$45.1	$(14.3)

        Severance and other charges recognized in 2002, by segment, are as follows:

	2002
	Card	Check	Corp
	(in millions)
Intangible asset write-off in Brazil	$4.2
Litigation settlement		$4.0
Severance charges	1.9	0.6	$0.7
Net write-down of collateral assignment in life insurance policies			0.8

	$6.1	$4.6	$1.5

Card Services

        Over the past five years, our Card Services business has pursued growth in international markets. In September 1998, Card Services expanded its operations into South America by acquiring a 59.3 percent interest in Unnisa, a card processing business in Brazil, while in May 2001, we acquired the remaining 40.7 percent ownership interest in Unnisa. In June 1999, we started a card processing operation in the U.K., owning a 51 percent interest, and acquired full ownership in September 2000. In January 2000, we acquired Procard, a card processing operation in Chile. Also in 2000, we entered into a five-year agreement with a multi-national Australian-based bank to process cards issued in Australia, New Zealand, the U.K., and Ireland, with operations commencing in the second quarter of 2001. This bank is serviced from our card processing operation in Australia, as well as from our card processing operation in the U.K. Card Services plans to pursue further card processing opportunities in the Asian and Pacific Rim markets, utilizing our Australian operation as the processing center.

Year 2002 compared with Year 2001

        Card Services revenues of $660.9 million in 2002 increased $29.2 million, or 4.6 percent (6.2 percent in local currency), over 2001. Excluding $6.3 million of revenue related to a one-time license sale in our North American card issuer e-banking operations during 2001, Card Services revenue increased by 5.7 percent (7.2 percent in local currency). Our revenue growth is attributable to existing and new card growth in both our domestic and international card operations, as well as increased revenues in our merchant processing business. At December 31, 2002, we were processing 46.7 million cards, which is an increase of 5.0 million cards, or 11.9 percent, over the prior year-end.

        North American Card revenues of $532.3 million in 2002 increased $22.5 million, or 4.4 percent, over the prior year. Excluding the license sale in 2001, Card Services domestic revenues increased 5.7 percent, driven by an 8.2 percent increase in merchant processing revenues and a 4.2 percent increase in card issuer revenues. Late in the third quarter of 2002, a large merchant processing customer was acquired and moved its account to its new owner's processor. Additionally, in the second half of 2002, we severed relationships with other merchant processing customers whose risk profiles no longer met our requirements. Both of these factors reduced our merchant processing revenue growth during 2002 and will also temper growth in 2003. Card issuer revenue growth is the result of increasing card usage, new card growth, and increased pricing on certain contracts that was fully in place by the fourth quarter of 2002. North American Card transactions increased 8.5 percent over the prior year, with credit card transaction growth of 2.5 percent and debit card transaction growth of 18.7 percent. We added approximately 1.0 million domestic cards during 2002, increasing our domestic card base to 22.5 million at December 31, 2002.

        International card issuer revenues of $119.1 million in 2002 increased $7.0 million, or 6.3 percent, over the prior year. On a local currency basis, international card issuer revenues increased by 15.1 percent, driven by card growth in our international regions, with the exception of full service new account issuance by certain of our customers in Brazil. Excluding South America, international card issuer revenues increased by 44.6 percent (38.0 percent in local currency). International card growth totaled 4.0 million cards in 2002, increasing our international card base to 24.2 million at December 31, 2002, which represents a 19.8 percent increase over 2001. The start-up of our Australian card operation and conversion of a multi-national Australian-based bank portfolio in the third quarter of 2001 contributed an additional 1.0 million cards in 2002, a 38.2 percent increase over its card base at December 31, 2001.

        Card issuer software and support revenue of $9.5 million decreased by $0.3 million over the prior year due to our strategic focus away from software sales.

        Card Services operating income of $129.3 million in 2002 increased $9.6 million, or 8.0 percent (9.4 percent in local currency), while our operating margins were 19.6 percent in 2002 versus 19.0 percent in 2001.

        Excluding the severance and other charges of $6.1 million in 2002, operating income in 2002 increased $8.1 million, or 6.3 percent (7.6 percent in local currency), compared to non-GAAP 2001 operating income, which is adjusted to exclude goodwill amortization expense. Excluding the severance and other charges in 2002, combined operating margins were 20.5 percent in 2002 and 20.2 percent in 2001 (non-GAAP). The increase in operating margin in 2002 compared to non-GAAP 2001 is attributable to the growth in our North American card issuer revenue, combined with cost improvement initiatives that include renegotiation of certain vendor contracts during 2002 resulting in lower data processing costs, new technology advances, reductions in the workforce, and other process efficiencies that have been placed in service throughout the year. These initiatives helped to offset the reduced operating income in our South American operations due to unfavorable currency rates and volatile economic conditions brought on by factors that included the October 2002 Brazilian presidential election.

Year 2001 compared with Year 2000

        Card Services revenues of $631.7 million in 2001 increased $40.7 million, or 6.9 percent (10.4 percent in local currency), over 2000. Excluding $6.3 million of revenue related to a one-time license sale in our North American card issuer e-banking operations during 2001, Card Services revenue increased by 5.8 percent (9.4 percent in local currency). Our revenue growth is attributable primarily to a 20.7 percent increase in merchant processing revenues and a 24.6 percent increase in our international card issuer business, excluding South America. At December 31, 2001, we were processing 41.7 million cards, which is an increase of 6.6 million cards, or 18.8 percent, over the prior year-end.

        North American Card revenues of $509.9 million in 2001 increased $41.3 million, or 8.8 percent, over the prior year. Excluding the license sale in 2001, Card Services domestic revenues increased 7.5 percent, driven primarily by a 20.7 percent increase in merchant processing revenues. Merchant volumes increased from $6.8 billion in 2000 to $8.2 billion in 2001.

        International card issuer revenues of $112.0 million in 2001 increased $3.5 million, or 3.2 percent, over the prior year. On a local currency basis, international card issuer revenues increased by 22.5 percent, driven by growth in our account base in Brazil and the U.K. and the start-up of our Australian operation. Excluding South America, international card issuer revenues increased by 24.6 percent (30.2 percent in local currency). International card growth totaled 6.9 million cards in 2001, increasing our international card base to 20.2 million at December 31, 2001, which represents a 51.9 percent increase over 2000.

        Card issuer software and support revenue of $9.8 million decreased by $4.1 million over the prior year due to our strategic focus away from software sales.

        Card Services operating income of $119.8 million in 2001 increased $9.0 million, or 8.1 percent (9.6 percent in local currency), while our operating margins were 19.0 percent in 2001 versus 18.7 percent in 2000.

        Excluding goodwill amortization expense in 2001 and 2000, non-GAAP operating income in 2001 increased $9.6 million, or 8.1 percent (9.5 percent in local currency), compared to non-GAAP 2000 operating income. Combined non-GAAP operating margins were 20.2 percent in 2001 and 19.9 percent in 2000. The increase in non-GAAP operating margin is attributable to the growth in our North American and international card issuer revenues, offset by a higher level of lower-margin merchant processing revenues, exchange rate fluctuations, and a reduction in card issuer software and support revenues.

Check Services

        We believe check writing has begun to decline as a total percentage of point-of-sale payments due, in part, to the growing use of debit and credit cards. At the same time, however, demand for our services is strong due to factors that include increasing sophistication of check fraud and higher concentration of bad checks written at the point-of-sale due to a trend of higher credit quality consumers paying more with credit and debit cards and writing fewer checks. These factors are contributing to a growing reliance of retailers and other businesses on outside vendors, such as us, to provide check risk management services.

Year 2002 compared with Year 2001

        Check Services revenues of $347.1 million in 2002 increased $42.8 million, or 14.1 percent (13.3 percent in local currency), over 2001. Our revenue growth is driven by market share gains in both our domestic and international check operations. The face amount of checks authorized totaled $35.2 billion in 2002 as compared to $32.1 billion in 2001. Guarantee volumes grew from $23.3 billion in 2001 to $26.8 billion in 2002, a 15.0 percent increase over the prior year.

        North American Check revenues of $294.6 million increased $36.5 million, or 14.1 percent, over 2001, driven by increased volumes largely resulting from the addition of new customers.    The face amount of checks authorized in the U.S. totaled $31.7 billion in 2002 as compared to $29.0 billion in 2001.

        International check revenues of $52.5 million in 2002 increased $6.3 million, or 13.6 percent, over 2001, as the face amount of checks authorized increased to $3.5 billion in 2002 as compared to $3.1 billion in 2001. On a local currency basis, international check revenues increased by approximately 8.6 percent, as the British pound strengthened against the U.S. dollar.

        Check Services operating income of $41.9 million in 2002 decreased $1.6 million, or 3.7 percent (5.4 percent in local currency), while our operating margins were 12.1 percent in 2002 and 14.3 percent in 2001.

        Excluding the severance and other charges of $4.6 million in 2002, operating income in 2002 increased $2.1 million, or 4.8 percent (3.2 percent in local currency), compared to non-GAAP 2001 operating income, which is adjusted to exclude goodwill amortization expense. Excluding the severance and other charges in 2002, combined operating margins were 13.4 percent in 2002 and 14.6 percent in 2001 (non-GAAP). The decline in operating margin in 2002 compared to non-GAAP 2001 is a result of costs associated with the continued investment in our check cashing initiatives, as well as the impact of a higher percentage of business shifting toward lower-priced national accounts, partially offset by the revenue growth in the core check business. Check guarantee net losses have remained relatively stable, even during a difficult economic period for retailers. Improvements in collection methodologies have enhanced recovery rates, helping us to maintain relatively stable net losses. Operating losses of approximately $1.0 million are anticipated through the first half of 2003 for check cashing, as we roll out the service to additional locations. We expect check cashing to become profitable in the second half of 2003.

Year 2001 compared with Year 2000

        Check Services revenues of $304.3 million in 2001 increased $29.4 million, or 10.7 percent (11.6 percent in local currency), over 2000. Our revenue growth is largely attributable to the addition of new customers. The face amount of checks authorized totaled $32.1 billion in 2001 as compared to $28.9 billion in 2000. Guarantee volumes grew from $21.2 billion in 2000 to $23.3 billion in 2001, a 9.9 percent increase over the prior year.

        North American Check revenues of $258.2 million increased $29.3 million, or 12.8 percent, over 2000, driven by increased volumes largely resulting from the addition of new customers.    The face amount of checks authorized in the U.S. totaled $29.0 billion in 2001 as compared to $25.6 billion in 2000.

        International check revenues of $46.1 million in 2001 increased $0.1 million, or 0.1 percent, over 2000. Currency reduced total U.S. dollar revenue growth by approximately $2.3 million, or 5.0 percent. On a local currency basis, international check revenues increased by 5.1 percent,

        Check Services operating income of $43.5 million in 2001 decreased $0.7 million, or 1.6 percent (0.8 percent in local currency), while our operating margins were 14.3 percent in 2001 and 16.1 percent in 2000.

        Excluding goodwill amortization expense in 2001 and 2000, non-GAAP operating income in 2001 decreased $0.7 million, or 1.6 percent (0.8 percent in local currency), compared to non-GAAP 2000 operating income. Combined non-GAAP operating margins were 14.6 percent in 2001 and 16.4 percent in 2000. The decline in non-GAAP operating margin is attributable to overall higher check guarantee net loss rates in 2001; however, Check Services profitability and margins progressively improved each quarter throughout 2001 due to the seasonality of revenues, the addition of new customers, and improvement in guarantee loss rates.

General Corporate

Year 2002 compared to Year 2001

        General corporate expense of $19.3 million in 2002 increased $7.4 million over 2001. The corporate office was established during the third quarter of 2001 and thus, corporate expenses were lower in that initial year.

        Excluding the severance and other charges of $1.5 million in 2002, general corporate expense increased $2.7 million, or 18.2 percent, over non-GAAP 2001, due to additional corporate costs we have incurred as a stand-alone public company, one-time costs driven by the conversion of administrative functions which were previously outsourced to a third-party, and recruiting and relocation expenses for new hires.

Year 2001 compared to Year 2000

        General corporate expense of $11.9 million in 2001 increased $4.1 million over 2000.

        Including additional corporate expenses in 2001 and 2000 as if the spin-off from Equifax had occurred as of January 1, 2000, non-GAAP 2001 general corporate expense increased $0.8 million, or 5.6 percent, over non-GAAP 2000 general corporate expense, due to additional corporate costs we have incurred as a stand-alone public company since the initiation of the corporate office in July 2001.

Liquidity and Capital Resources

Year 2002 compared with Year 2001

        Net cash provided by operating activities amounted to $126.7 million in 2002 as compared with $102.9 million in 2001. The 2001 amount was reduced by $29.0 million, which is related to the timing of settlements in the card and merchant processing clearing system. Prior to the spin-off, Equifax held the cash deposits associated with this settlement process, which were included in our intercompany receivable from Equifax, a component of equity. Operating activities provided cash of $131.9 million in 2001 before the effect of this settlement activity. We used operating cash flow primarily to reinvest in existing businesses and to contribute to the financing of acquisitions, repurchase of common stock, and repayment of long-term debt.

        Net cash used in investing activities amounted to $59.4 million in 2002 and $128.4 million in 2001. Capital expenditures, exclusive of acquisitions, amounted to $49.0 million in 2002 and $49.3 million in 2001. Total capital expenditures are anticipated to approximate $40 million to $45 million in 2003. Cash used for acquisitions, net of cash acquired, totaled $10.4 million and $79.0 million in 2002 and 2001, respectively.

        Net cash used in financing activities amounted to $79.8 million in 2002. Net repayments on long-term debt amounted to $15.8 million, while proceeds from the exercise of employee stock options totaled $15.9 million. We repurchased 3.4 million shares of common stock at a total cost of $79.6 million in 2002. Net cash provided by financing activities in 2001 amounted to $24.9 million. Net borrowings on our revolving credit facility of $230.0 million were used to fund the $275 million payment to Equifax in July 2001, and the acquisition of Accu Chek in August 2001. Proceeds from the exercise of employee stock options totaled $4.0 million, and we repurchased 81,400 shares of common stock at a total cost of $2.4 million in 2001. Net repayments to Equifax were $206.6 million in 2001, which includes the $275 million payment at the time of the Distribution.

Year 2001 compared with Year 2000

        Net cash provided by operating activities amounted to $102.9 million in 2001 as compared with $103.8 million in 2000. These amounts were reduced by $29.0 million and $21.4 million in 2001 and 2000, respectively, which are related to the timing of settlements in the card and merchant processing clearing system. Prior to the Distribution, Equifax held the cash deposits associated with this settlement process, which were included in the intercompany receivable from Equifax, a component of the Equifax equity investment. Operating activities provided cash of $131.9 million in 2001 and $125.1 million in 2000 before the effect of this settlement activity. Operating cash flow has been sufficient to fund capital expenditures, acquisitions, treasury stock purchases, and long-term debt repayments in 2001 and capital expenditures in 2000.

        Net cash used in investing activities amounted to $128.4 million in 2001 and $78.2 million in 2000. Capital expenditures, exclusive of acquisitions, amounted to $49.3 million in 2001 and $38.8 million in 2000. Cash used for acquisitions, net of cash acquired, totaled $79.0 million and $46.3 million in 2001 and 2000, respectively. Cash proceeds from the sale of businesses and other assets amounted to $6.9 million in 2000.

        Net cash provided by (used in) financing activities amounted to $24.9 million in 2001 and $(26.8) million in 2000. In July 2001, we borrowed $275 million on our revolving credit facilities to fund a cash payment to Equifax in conjunction with the Distribution. Net additions to long-term debt in 2001, including this $275 million and amounts temporarily borrowed for our acquisition of Accu Chek in August 2001, were $230.0 million. Net borrowings from (repayments to) Equifax, other than the $275 million payment, amounted to $68.4 million in 2001 and $(26.4) million in 2000. Treasury stock purchases in 2001 amounted to $2.4 million, while other activity, primarily proceeds from the exercise of stock options, provided cash of $3.9 million in 2001.

General

        The following table summarizes our significant contractual obligations and commitments as of December 31, 2002:

	Payments due by
	Total	Less than 1 year	1 to 3 years	4 to 5 years	Thereafter
	(in millions)
Long-term debt (Note 7)	$214.2	$—	$214.2	$—	$—
Operating leases (Note 11)	42.8	8.6	12.3	10.1	11.8
Data processing agreement obligations (Note 11)	206.5	32.9	61.5	59.1	53.0

Total	$463.5	$41.5	$288.0	$69.2	$64.8

Note: Guaranteed residual values aggregating $26.2 million related to our synthetic operating leases are not included in the above table.

        Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We entered into synthetic operating leases in order to provide us with favorable financing arrangements with regard to the facilities subject to the leases. The first synthetic lease of $10.1 million was entered into in 1997 and the second synthetic lease of $23.2 million was entered into in 1999, both of which expire in 2009. Under these synthetic lease arrangements, we have guaranteed the residual value of the leased properties to the lessors. In the event the properties are sold by the lessors at the end of the lease terms, we would be responsible for any shortfall of the sales proceeds under $26.2 million, which approximates 79 percent of the value of the properties at the beginning of the lease terms. We believe the fair market values of these properties exceed the amount of the guarantees.

        As described in Notes 2 and 7 to the consolidated financial statements, we have an interest rate swap arrangement in effect that fixes the interest rate for one of our variable rate synthetic lease obligations. This derivative has been designated as a cash flow hedge, was documented as fully effective, and at December 31, 2002, was valued as a liability totaling $1.8 million. Additionally, we entered into several interest rate swap arrangements in 2002 that fix the interest rate on $100 million of our variable rate revolver borrowings from January 2003 to July 2003 at 2.865 percent, an additional $50 million from April 2003 to July 2003 at 2.940 percent, and $100 million from July 2003 to January 2004 at 3.350 percent. These derivatives have been designated as cash flow hedges, were documented as fully effective, and at December 31, 2002, were valued as a liability totaling $0.8 million.

        Other than our transactions with Equifax, which are described in Note 6 to the consolidated financial statements, we do not have any material related party transactions.

        In July 2001, we obtained a three-year $300 million unsecured revolving credit facility and a 364-day $100 million revolving credit facility, a portion of which was used to fund a cash payment to Equifax of $275 million in conjunction with the spin-off. Given that our current level of cash and cash equivalents, $14.2 million as of December 31, 2002, future cash flows from operations, and the amounts available under our three-year revolving credit facility, which totaled $85.8 million as of December 31, 2002, will be sufficient to meet the needs of our existing businesses, we did not renew the 364-day facility upon its expiration in July 2002. The $300 million unsecured facility bears interest at an annual rate of LIBOR plus 100 basis points. Amortization of deferred financing costs for the $300 million revolving credit facility averages approximately $0.7 million per year.

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

Critical Accounting Policies

        The Company's significant accounting policies are described in Note 2 to the consolidated financial statements. We believe that the following accounting policies involve a higher degree of complexity and warrant specific description:

        Reserve for Card Merchant Processing and Check Guarantee Losses.    In our direct card merchant processing business, in the event that we are not able to collect amounts from our merchant customers that have been properly "charged back" by the cardholders due to insolvency or bankruptcy of the merchant, or for another reason, we must bear the credit risk for the full amount of the cardholder transaction. We require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk and believe that the diversification of our merchant portfolio among industries and geographic regions minimizes our risk of loss. We recognize a reserve for estimated merchant credit losses based on historical experience and other relevant factors. This reserve amount is subject to risk that actual losses may be greater than our estimates.

        In our check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer's bank, we reimburse our merchant customer for the check's face value and pursue collection of the amount from the delinquent check writer. We recognize a reserve for estimated check returns, net of anticipated recoveries, based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than our estimates.

        Valuation of Goodwill and Other Long-Lived Assets.    We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill and other long-lived assets (primarily property and equipment, other intangible assets, and systems development and other deferred costs) may warrant revision or may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we perform an impairment test in accordance with SFAS 142 for goodwill and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" for other long-lived assets. In the opinion of management, goodwill and other long-lived assets are appropriately valued at December 31, 2002 and 2001.

        Income Taxes.    We record income taxes in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that exist between the tax bases and financial reporting bases of our assets and liabilities, based on enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. No provision is made for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

        Foreign currency translation.    Approximately 17.3 percent of our revenues for the year ended December 31, 2002 and 35.9 percent of our assets at December 31, 2002 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. The cumulative translation adjustment, largely related to our investment in Unnisa, our Brazilian card processing operation, was a $113.4 million and $67.6 million reduction of shareholders' equity at December 31, 2002 and 2001, respectively.

Seasonality, Inflation, and Economic Downturns

        We are subject to certain seasonal fluctuations such as peak activity during the holiday buying season. We do not believe that inflation has had a material effect on our operating results; however, inflation could adversely affect our financial results were it to result in a substantial weakening in economic conditions that adversely affects the level of consumer spending. Starting late in the third quarter of 2002, we observed a slowing in consumer spending that mainly impacted the growth within our core check business. This factor contributed to Check Services revenue growth in the fourth quarter of 2002 being lower than was experienced in the first nine months of 2002.

        Our businesses are subject to the impact of general economic conditions; however, historically this has been somewhat mitigated by the continued demand for payment transaction processing. During the second half of 2002, we noted that ongoing political and economic uncertainty in Brazil has weakened its currency, and has begun to unfavorably impact new card issuance rates by certain of our customers. We believe that the long-term prospects offered by the Brazilian market are attractive. The Brazilian card market is projected to produce double-digit growth over the long term. This growth is expected to be driven by a general expansion of credit led by the large market leaders, deeper card issuance into the growing Brazilian consumer base and migration of payment media from paper-based solutions to card products. Also, the trend towards outsourcing is expected to accelerate as issuers strive to reduce costs. Despite these positive trends, the Brazilian market is also characterized by political and economic uncertainty that causes volatility in currency values, and historically has resulted in severe inflationary pressures. Significant changes in bank ownership, as large private banks acquire smaller regional banks and foreign global banks acquire Brazilian banks, can generate both risk of losing customers as well as opportunities for gaining customers. Our Brazilian strategy is consistent with our global strategy to offer card issuers a broad range of services and card products at competitive prices. The conversion of accounts to our BASE2000 platform and a continued focus on attaining other cost efficiencies should provide us with a cost structure that can withstand short-term declines in business driven by the uncertain market and the loss of our largest card issuer customer in Brazil (see Note 3 to the consolidated financial statements). Our Brazilian operations had net assets of approximately $204.0 million, which is net of $116.3 million of cumulative translation equity reduction, at December 31, 2002. These assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at December 31, 2002; however, future events and circumstances may have an impact on this assessment.

SEC Filings

        We provide access to our SEC reports (i.e., Form 10-K, Form 10-Q and Form 8-K) and related amendments free of charge on or through our website as soon as practible after the report is electronically filed with, or furnished to, the SEC. Our website address is www.certegy.com. We will voluntarily provide electronic or paper copies of our SEC filings free of charge upon request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Based on analysis completed and described below, we do not believe that we are exposed to material market risk from changes in interest rates or foreign currency exchange rates.

        Interest rates.    We have an unsecured revolving credit facility that has variable interest rates based on LIBOR plus 100 basis points; therefore, we are exposed to the impact of interest rate fluctuations. This risk is somewhat mitigated by our ability to fix the base LIBOR rate for periods of up to six months and by using interest rate swap arrangements. At January 31, 2003, we have approximately $20 million fixed at a rate of 2.38 percent, $8 million fixed at a rate of 2.74 percent, $50 million fixed at a rate of 2.68 percent, $12 million fixed at a rate of 2.45 percent, $27 million fixed at a rate of 2.41 percent, and $100 million fixed at a rate of 2.865 percent for periods ranging from February 10, 2003 to July 8, 2003. We have performed an interest rate sensitivity analysis assuming a 100 basis point increase in LIBOR for the periods subsequent to these dates and no additional reduction of debt levels. Based on this interest rate increase, interest expense would increase by approximately $0.7 million per year.

        Foreign currency exchange rates.    Approximately 17.3 percent of our revenues for the year ended December 31, 2002 and 35.9 percent of our assets at December 31, 2002 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective. The impact of currency fluctuations on profitability has not been significant since both revenues and costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent higher appreciation against our non-U.S. dollar denominated businesses in 2002, revenues and operating income would have been reduced by $16.9 million and $1.6 million, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment, largely related to our investment in Unnisa, our Brazilian card processing operation, was a $113.4 million and $67.6 million reduction of shareholders' equity at December 31, 2002 and 2001, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

        We have audited the accompanying consolidated balance sheet of Certegy Inc. as of December 31, 2002, and the related consolidated statement of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Certegy Inc. for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated February 8, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments described in Note 2 and the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets," described in Note 2.

        As discussed above, the financial statements of Certegy Inc. as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. As described in Note 2, the Company reclassified claims recoverable amounts from current liabilities to current assets. As described in Note 2, the Company reclassified reimbursements received for out-of-pocket expenses from operating expenses to revenues as required by Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred." We audited the adjustments that were applied to reclassify the balances reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the reclassification amounts to the Company's underlying accounting records, and (b) testing the mathematical accuracy of the reclassification adjustments. In our opinion, such adjustments are appropriate and have been properly applied. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certegy Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                      /s/ Ernst & Young LLP

Atlanta, Georgia
January 24, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Certegy Inc.:

        We have audited the accompanying consolidated balance sheets of Certegy Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Certegy Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 8, 2002

THIS IS A COPY OF AN ACCOUNTANTS' REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, AND HAS NOT BEEN REISSUED BY ANDERSEN. SEE EXHIBIT 23.2 FOR FURTHER INFORMATION.

CERTEGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues (Note 2)	$1,007,968	$935,971	$865,907

Operating expenses:
Costs of services (Note 2)	730,440	686,588	623,096
Selling, general and administrative	113,349	97,964	95,652
Severance and other charges (Note 3)	12,230	—	—

	856,019	784,552	718,748

Operating income	151,949	151,419	147,159
Other income, net	1,119	78	1,309
Interest expense	(7,120)	(7,200)	(1,301)

Income before income taxes and minority interests	145,948	144,297	147,167
Provision for income taxes	(55,964)	(56,276)	(57,609)
Minority interests in earnings, net of tax	—	(945)	(1,096)

Net income	$89,984	$87,076	$88,462

Basic:
Earnings per share	$1.32	$1.27	$1.32

Average shares outstanding	68,254	68,317	67,200

Diluted:
Earnings per share	$1.30	$1.26	$1.30

Average shares outstanding	69,033	69,063	67,933

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$14,166	$27,674
Settlement deposits	27,104	26,477
Trade accounts receivable, net of allowance for doubtful accounts of $2,628 and $2,538, respectively	104,597	102,511
Settlement receivables	78,636	100,114
Claims recoverable (Note 2)	50,309	38,630
Other current assets (Note 8)	37,188	26,130

Total current assets	312,000	321,536
Property and equipment, net (Note 2)	38,637	34,340
Goodwill, net (Note 2)	168,956	207,001
Other intangible assets, net (Note 2)	31,342	33,629
Systems development and other deferred costs (Note 2)	96,706	96,357
Other assets, net (Notes 2 and 8)	54,500	43,340

Total assets	$702,141	$736,203

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$22,916	$22,005
Settlement payables	105,740	126,591
Claims payable (Note 2)	48,306	38,658
Accrued salaries and bonuses	10,639	13,164
Income taxes payable	8,545	11,703
Other current liabilities	54,784	48,445

Total current liabilities	250,930	260,566
Long-term debt	214,200	230,000
Deferred income taxes (Note 8)	32,801	24,629
Other long-term liabilities	5,767	9,143

Total liabilities	503,698	524,338

Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 69,507 and 68,836 shares issued and 66,396 and 68,836 shares outstanding in 2002 and 2001, respectively	695	688
Paid-in capital	249,115	232,099
Retained earnings	140,552	50,568
Deferred compensation	(9,116)	(3,651)
Accumulated other comprehensive loss	(114,799)	(67,839)
Treasury stock, at cost; 3,111 shares at December 31, 2002	(68,004)	—

Total shareholders' equity	198,443	211,865

Total liabilities and shareholders' equity	$702,141	$736,203

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$89,984	$87,076	$88,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,050	45,677	42,698
Asset impairment charges	5,059	—	—
Other, net	7,260	2,350	(1,092)
Deferred income taxes	6,849	6,771	(2,961)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(5,450)	(5,659)	1,780
Current liabilities, excluding settlement and claims payables	(5,885)	8,478	2,607
Claims accounts, net	(2,031)	(2,990)	(4,059)
Other current assets	(3,660)	(1,657)	(335)
Other long-term liabilities	(279)	3,710	(168)
Other assets	(4,242)	(11,840)	(1,795)

	126,655	131,916	125,137
Settlement accounts, net	—	(29,040)	(21,353)

Net cash provided by operating activities	126,655	102,876	103,784

Cash flows from investing activities:
Capital expenditures	(48,961)	(49,349)	(38,789)
Acquisitions, net of cash acquired	(10,433)	(79,038)	(46,257)
Proceeds from sale of investments	—	—	6,850

Net cash used in investing activities	(59,394)	(128,387)	(78,196)

Cash flows from financing activities:
Net repayments to Equifax	—	(206,646)	(26,353)
Net (repayments of) additions to long-term debt	(15,800)	230,000	—
Treasury stock purchases	(79,554)	(2,353)	—
Proceeds from exercise of stock options	15,935	3,992	—
Other	(359)	(122)	(466)

Net cash (used in) provided by financing activities	(79,778)	24,871	(26,819)

Effect of foreign currency exchange rates on cash	(991)	(1,480)	(2,592)

Net cash used	(13,508)	(2,120)	(3,823)
Cash and cash equivalents, beginning of year	27,674	29,794	33,617

Cash and cash equivalents, end of year	$14,166	$27,674	$29,794

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Equifax Equity Investment	Common Stock	Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Comprehensive Income
Balance, December 31, 1999	$319,952	$—	$—	$—	$—	$(48,462)	$—	$271,490
2000 changes:
Net income	88,462							88,462	$88,462
Foreign currency translation adjustment						(8,826)		(8,826)	(8,826)
Net transactions with Equifax	(27,508)							(27,508)

Balance, December 31, 2000	380,906	—	—	—	—	(57,288)	—	323,618	$79,636

2001 changes:
Net income	36,508			50,568				87,076	$87,076
Foreign currency translation adjustment						(10,323)		(10,323)	(10,323)
Net transactions with Equifax	83,678							83,678
Distribution(1)	(501,092)	686	225,406					(275,000)
Restricted stock issued(2)		1	4,326		(4,327)			—
Treasury stock purchased(3)							(2,353)	(2,353)
Stock options exercised(4)		1	1,638				2,353	3,992
Income tax benefit from stock options			729					729
Amortization of deferred compensation					676			676
Cash flow hedging activities, net of taxes of $146						(228)		(228)	(228)

Balance, December 31, 2001	—	688	232,099	50,568	(3,651)	(67,839)	—	211,865	$76,525

2002 changes:
Net income				89,984				89,984	$89,984
Foreign currency translation adjustment						(45,787)		(45,787)	(45,787)
Restricted stock issued, net of cancellations(2)		2	7,286		(9,056)		1,577	(191)
Treasury stock purchased(3)							(79,554)	(79,554)
Stock options exercised(4)		5	5,958				9,973	15,936
Income tax benefit from stock options			3,772					3,772
Amortization of deferred compensation					3,591			3,591
Cash flow hedging activities, net of taxes of $849						(1,173)		(1,173)	(1,173)

Balance, December 31, 2002	$—	$695	$249,115	$140,552	$(9,116)	$(114,799)	$(68,004)	$198,443	$43,024

(1)
68,600 shares
(2)
264 shares (40 shares from treasury stock) in 2002 and 133 shares in 2001
(3)
3,407 shares in 2002 and 81 shares in 2001
(4)
703 shares (256 shares from treasury stock) in 2002 and 184 shares (81 shares from treasury stock) in 2001

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Spin-Off and Basis of Presentation

        In October 2000, the Board of Directors of Equifax Inc. ("Equifax") announced its intent to spin off its Payment Services division, subject to certain conditions, into a separate publicly traded company with its own management and Board of Directors (the "Distribution"). This Distribution occurred on July 7, 2001 (the "Distribution Date") and was accomplished by consolidating all of the assets and liabilities of the businesses that comprised the Payment Services division into Certegy Inc. ("Certegy" or the "Company") and then distributing all of the outstanding shares of Certegy common stock to Equifax shareholders. (The term "Company" is also used to refer to the Equifax Payment Services division prior to the Distribution.) The Equifax shareholders received one share of Certegy common stock for every two shares of Equifax common stock held as of the Distribution Date. In conjunction with the Distribution, Certegy made a cash payment to Equifax in the amount of $275 million to reflect Certegy's share of Equifax's pre-distribution debt used to establish the Company's initial capitalization. This was funded through $400 million of unsecured revolving credit facilities obtained by Certegy in July 2001. Certegy was incorporated on March 2, 2001, under the name Equifax PS, Inc., as a wholly-owned subsidiary of Equifax. Certegy did not have any operations, assets, or liabilities until the contribution by Equifax to Certegy of the Payment Services division prior to the Distribution.

        The Company provides credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services (see Note 13 for segment information). Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, and the Dominican Republic. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Prior to the Distribution Date, the financial statements included the accounts of the Equifax businesses that comprised its Payment Services division. All significant intercompany transactions and balances have been eliminated.

        The consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the U.S. ("GAAP"), and present the Company's financial position, results of operations, and cash flows. Through the Distribution Date, these amounts were derived from Equifax's historical financial statements. As further described in Note 6, certain Equifax corporate expenses were allocated to the Company through the Distribution Date. These allocations were based on an estimate of the proportion of corporate expenses allocable to the Company, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, these allocations were made on a reasonable basis; however, the costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services had it been operating as a stand-alone company. The consolidated financial statements do not include any allocation of Equifax corporate debt or related interest expense, as historically, these amounts were not allocated to the operating divisions by Equifax.

Note 2—Significant Accounting Policies

        Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

        Revenue Recognition.    The Company recognizes revenues from its credit and debit card processing and related services based on a specified amount per account, per card, or per transaction when processed or as services are rendered.

        Within the card merchant processing business, the Company provides a range of processing services, including authorizing card transactions at the point-of-sale, capturing and transmitting data affecting settlement of payments, and assisting merchants in resolving billing disputes with their customers. Revenues for card merchant processing services are recognized in the period the transactions are processed or when the services are performed, based on a percentage of the gross amount charged. The Company contracts directly with merchants, as well as with the merchants' financial institutions. When the Company has a direct relationship with the merchant, revenues collected for services are based primarily on a discount rate, which considers the cost of interchange fees, which are processing fees paid to credit card associations. When the Company's relationship is with the merchant's financial institution, it collects the interchange fees in addition to transaction fees. In both instances, the Company is responsible for collecting the interchange fees after settling with the credit card associations. Interchange fees, which are recorded as a component of revenues and costs of services, were $162.6 million, $146.1 million, and $124.5 million in 2002, 2001 and 2000, respectively.

        Check guarantee is the process of electronically authorizing a check being presented to the Company's merchant customer, through an extensive database, and guaranteeing the face value of the check to the merchant customer. Revenues for check guarantee services are based on a percentage of the face value of each guaranteed check and are recognized when the obligations to the merchant customer are fulfilled. Check verification services are similar to check guarantee services, except the Company does not guarantee the verified checks, and the risk of loss is retained by the merchant customer. Revenues for check verification services are based on a fixed amount per check and are recognized when the checks are verified.

        The Company licenses card issuer software products that allow customers to manage their credit card programs. These products include a complete suite of UNIX and mainframe credit card issuing and acquiring software. Software license revenues are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." In certain software arrangements, the Company provides consulting services, which include implementation and upgrades to the existing base software. For license sales that do not include consulting services, and where the license fee is fixed and determinable, collectibility is probable, and evidence of an arrangement exists, revenue is recognized when delivery has occurred. For professional services related to card issuer software and for licenses that include consulting or processing services, revenue is recognized over the period the services are performed. Card issuer software maintenance and support revenues are recognized over the term of the contract or as services are performed.

        In January 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred" ("EITF 01-14"), which requires that reimbursements received for out-of-pocket expenses be classified as revenues. Historically, such reimbursements have been netted against costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues, as previously reported for the years ended December 31, 2001 and 2000 have increased by $84.8 million and $87.3 million, respectively, for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs. Revenues reported for the year ended December 31, 2002 include $92.7 million for such similar reimbursements.

        Reserve for Card Merchant Processing and Check Guarantee Losses.    In the Company's direct card merchant processing business, in the event that the Company is not able to collect amounts from its merchant customers that have been properly "charged back" by the cardholders due to insolvency or bankruptcy of the merchant, or for another reason, the Company must bear the credit risk for the full amount of the cardholder transaction. The Company requires cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk and believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. The Company recognizes a reserve for estimated merchant credit losses based on historical experience and other relevant factors. This reserve amount is subject to risk that actual losses may be greater than the Company's estimates. At December 31, 2002 and 2001, the Company had aggregate card merchant processing loss reserves of $1.0 million and $5.9 million, respectively, which are included in other current liabilities in the consolidated balance sheets. The decrease in the reserves from 2001 to 2002 was primarily due to the write-off of a merchant settlement that had been previously reserved.

        In the Company's check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer's bank, the Company reimburses its merchant customer for the check's face value and pursues collection of the amount from the delinquent check writer. The Company's merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and thorough analysis, the Company is able to estimate, with reasonable certainty, its liability for check returns. The Company recognizes a reserve for estimated check returns (claims payable), net of anticipated recoveries (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company's estimates.

        Historically, the Company has netted the claims payable and claims recoverable amounts within other current liabilities in the consolidated balance sheets. However, in 2002, the Company reclassified the claims recoverable as a current asset and the claims payable as a current liability. The 2001 amounts have been reclassified to conform to this presentation. Balances as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(In thousands)
Claims Recoverable	$50,309	$38,630

Claims Payable	$48,306	$38,658

        The Company settles its claim obligations with merchants on average within 14 days. Recoverability of claims from the check writers extends beyond this timeframe, but generally occurs within a one-year timeframe.

        Expenses of $146.1 million, $128.7 million, and $106.8 million, respectively, were recorded for the years ended December 31, 2002, 2001, and 2000, for card merchant processing losses and check guarantee losses, net of anticipated recoveries. Amounts written-off, or in the case of check guarantee losses, the amounts paid to the Company's merchant customers, net of amounts recovered from check writers, were $153.0 million, $130.7 million, and $107.0 million, respectively, for the years ended December 31, 2002, 2001, and 2000.

        Stock Based Compensation.    As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company continues to account for stock based employee compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

        Earnings Per Share.    Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Prior to the commencement of public trading on July 9, 2001, weighted average shares outstanding were computed by applying the distribution ratio of 0.5 shares of Certegy common stock to the historical Equifax weighted average shares outstanding for the same periods presented.

        Diluted EPS reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding during the period. Diluted EPS in 2002 excludes 1,358 weighted average stock options since these options were antidilutive. As there were no historical market share prices for Certegy's common stock prior to July 9, 2001, the effect of dilutive stock options for periods prior to the Distribution Date were estimated based on the dilutive amounts for the third quarter of 2001. Restricted stock was not issued until after the Distribution Date.

        A reconciliation of the average outstanding shares used in the basic and diluted EPS calculations for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
	(In thousands)
Weighted average shares outstanding (basic)	68,254	68,317	67,200
Effect of dilutive securities:
Stock options	721	718	733
Restricted stock	58	28	—

Weighted average shares outstanding (diluted)	69,033	69,063	67,933

        Cash and Cash Equivalents.    Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.

        Settlement Deposits, Receivables, and Payables.    Settlement receivables and payables result from timing differences in the Company's settlement process with merchants, financial institutions, and credit card associations related to merchant and card transaction processing and third-party check collections. Cash held by the Company associated with this settlement process is classified as settlement deposits in the consolidated balance sheets. Net cash provided by operating activities for 2001 and 2000 was reduced by $29.0 million and $21.4 million related to the timing of such settlements, as prior to the Distribution, settlement deposits were held by Equifax and included in the intercompany receivable from Equifax, a component of the Equifax equity investment.

        The Company has an unsecured revolving credit facility that provides advances up to $130 million to finance its customers' shortfalls in the daily funding requirements associated with the Company's credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. This facility has a variable interest rate equal to LIBOR plus 100 basis points and contains certain financial covenants and events of default customary for financings of this nature. This facility has a term of 364 days and was renewed upon its expiration date in June 2002. Amounts may be repaid at any time within this term. There were no amounts outstanding under this facility at December 31, 2002. Approximately $10.5 million was outstanding at December 31, 2001, which is included in settlement payables in the consolidated balance sheet. This amount was repaid on January 2, 2002.

        Trade Accounts Receivable.    The Company's provisions for losses on trade accounts receivable were $1.7 million, $1.3 million, and $1.3 million, respectively, and write-offs, net of recoveries, were $1.6 million, $0.9 million, and $1.4 million, respectively, for the years ended December 31, 2002, 2001, and 2000.

        Property and Equipment.    The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: leasehold improvements—not to exceed lease terms; data processing equipment—3 to 5 years; and furniture and fixtures—3 to 8 years. Maintenance and repairs are charged to expense as incurred.

        Property and equipment at December 31, 2002 and 2001 consist of the following:

	2002	2001
	(In thousands)
Leasehold improvements	$13,300	$10,914
Data processing equipment and furniture	102,003	91,073

	115,303	101,987
Less accumulated depreciation	(76,666)	(67,647)

	$38,637	$34,340

        Depreciation and amortization expense for property and equipment was $15.3 million in 2002, $13.8 million in 2001, and $13.9 million in 2000.

        Goodwill.    The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") effective January 1, 2002 for acquisitions that occurred prior to June 30, 2001. Accordingly, the amortization of goodwill ceased on January 1, 2002. During the second quarter of 2002, the Company completed its first fair value-based impairment test, which resulted in no impairment losses being recorded. The Company will continue to evaluate goodwill for impairment, at least annually, in accordance with SFAS 142. Goodwill by segment, net of accumulated amortization at December 31, 2002 and 2001 recorded prior to the adoption of SFAS 142, is as follows:

	2002	2001
	(In thousands)
Card Services	$140,644	$179,872
Check Services	28,312	27,129

	$168,956	$207,001

        The change in the carrying amount of goodwill from December 31, 2001 to December 31, 2002 was primarily the result of currency translation adjustments.

        Adoption of the non-amortization provisions of SFAS 142 as of January 1, 2000 would have increased net income for the years ended December 31, 2001 and 2000, respectively, by $7.3 million and $6.8 million, which is net of $1.3 million and $1.2 million in income taxes, or $0.10 per diluted share in each period.

        Other Intangible Assets.    The Company's acquired intangible assets subject to amortization at December 31, 2002 and 2001 is as follows:

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)		(In thousands)
Merchant contracts	$24,000	$4,833	$24,000	$2,583
Other	12,840	665	12,672	460

	$36,840	$5,498	$36,672	$3,043

Net book value	$31,342		$33,629

        The Company's other intangible assets consist of data files, customer lists, technology, and other acquired customer contracts, which are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. Amortization expense associated with the Company's acquired intangible assets totaled $3.0 million. $2.4 million, and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, the Company recorded an impairment charge of $4.2 million associated with an acquired contract due to the loss of the customer in Card Services Brazilian operation (Note 3). Estimated amortization expense for the Company's acquired intangible assets for each of the five succeeding fiscal years is as follows: 2003–$4.2 million; 2004–$4.2 million; 2005–$4.1 million; 2006–$4.1 million; and 2007–$4.1 million.

        The Company has no intangible assets with indefinite useful lives.

        Systems Development and Other Deferred Costs and Other Assets.    The costs of internally developed systems costs used to provide services to customers or for internal administrative services and other deferred costs are capitalized and amortized on a straight-line basis over five to eight years, as determined by their estimated useful lives. Other assets principally consist of prepaid pension cost, purchased software, and deferred income taxes (see Note 8). The costs of purchased software used to provide services to customers or for internal administrative services are capitalized and amortized on a straight-line basis over five to eight years, as determined by their estimated useful lives. Maintenance and repairs are charged to expense as incurred.

        Other assets, net at December 31, 2002 and 2001 consist of the following:

	2002	2001
	(In thousands)
Prepaid pension cost	$20,678	$20,875
Purchased software	11,139	6,683
Deferred income taxes	4,244	3,946
Other	18,439	11,836

	$54,500	$43,340

        Amortization expense for systems development and other deferred costs and other assets was $20.8 million in 2002, $20.8 million in 2001, and $20.6 million in 2000. As of December 31, 2002 and 2001, accumulated amortization was $84.6 million and $71.6 million, respectively.

        Impairment of Long-Lived Assets.    Long-lived assets include property and equipment, other intangible assets, systems development and other deferred costs, and other assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, the long-lived assets are appropriately valued at December 31, 2002 and 2001.

        Minority Interests.    Minority interests in earnings of consolidated subsidiaries represent the minority shareholders' share of the after-tax net income or loss of various consolidated subsidiaries. As of December 31, 2002, there were no minority interests in any of the Company's subsidiaries.

        Foreign Currency Translation.    The Company has foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. The assets and liabilities of foreign subsidiaries, including long-term intercompany balances, are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders' equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

        Supplemental Cash Flow Information.    Supplemental cash flow disclosures for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
	(In thousands)
Income taxes paid, net of amounts refunded	$46,169	$28,627	$4,120
Interest paid	$7,186	$5,138	$1,308

        Prior to the Distribution, cash paid for income taxes represented only payments for foreign and certain state income taxes. Payments for federal and unitary state income taxes were reflected as a component of net transactions with Equifax in the consolidated financial statements.

        Financial Instruments.    The Company considers the carrying amounts of its financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued liabilities to approximate their fair market values due to their short maturity. The carrying amount of the Company's long-term debt approximates its fair market value given the debt arrangements have variable interest rates that reflect currently available terms and conditions for similar debt.

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. The Company has an interest rate swap arrangement that, in effect, fixes the interest rate for a related variable rate lease obligation (Note 11). This derivative has been designated as a cash flow hedge, was documented as fully effective, and at December 31, 2002, was valued as a liability totaling $1.8 million. The notional amount of the debt underlying the swap arrangement at the date of the transaction was $10.1 million.

        Additionally, the Company entered into several interest rate swap arrangements in 2002 that fix the interest rate on $100 million of variable rate revolver borrowings from January 2003 to July 2003 at 2.865 percent, an additional $50 million from April 2003 to July 2003 at 2.940 percent, and $100 million from July 2003 to January 2004 at 3.350 percent. These derivatives have been designated as cash flow hedges, were documented as fully effective, and at December 31, 2002, were valued as a liability totaling $0.8 million.

        The values of these swap arrangements are included in other current liabilities in the consolidated balance sheets, and the related losses are recorded, net of income tax, as a component of accumulated other comprehensive loss.

        Recent Accounting Pronouncements.    In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146"). SFAS 146 addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees, and termination benefits. SFAS 146 requires that the fair value of a liability for penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when the employees are entitled to receive the benefits and a minimum retention period. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 146 on the consolidated financial statements.

        In November 2002, the FASB approved FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. However, the disclosure requirements of FIN 45 are effective for the Company's financial statements for the year ended December 31, 2002 and are included in Note 2 under the heading "Reserve for Card Merchant Processing and Check Guarantee Losses" for the Company's check guarantee business and Note 11 for the Company's guarantees of the residual values of leased properties. The Company is currently evaluating the impact of the application of this interpretation, but does not believe it will have a material impact on the consolidated financial statements as the Company is already employing similar accounting policies.

Note 3—Severance and Other Charges

        During 2002, the Company recorded severance and other charges of $12.2 million ($7.7 million after tax, or $0.11 per diluted share). These charges include: 1) asset impairment charges of $5.1 million, which consist of a $4.2 million write-off of the remaining intangible asset value assigned to an acquired customer contract in Brazil, due to the loss of the customer, and a $0.8 million net write-down of the Company's collateral assignment in life insurance policies held for the benefit of certain employees (the carrying value of our collateral assignment is the lesser of the policies' cash surrender value or the premiums paid; due to a decline in the market value of the assets underlying these policies during 2002, the carrying value of the collateral assignment was reduced to $6.3 million at December 31, 2002); 2) a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds (see Note 11); and 3) severance charges of $3.2 million, due to the reorganization of various departments. Additional severance and related costs will be incurred in 2003 as the Company downsizes its operations in Brazil, which it anticipates will occur during the first quarter of 2003.

Note 4—Acquisitions

        During 2002, 2001 and 2000, the Company acquired or increased its ownership in the following businesses:

Business	Date Acquired	Industry Segment	Percentage Ownership
Netzee, Inc. (U.S.)	December 2002	Card Services	100.0%
Accu Chek, Inc. (U.S.)	August 2001	Check Services	100.0%
Unnisa Ltda. (Brazil)	May 2001	Card Services	100.0%	(1)
Equifax Card Solutions Ltd. (U.K.)	September 2000	Card Services	100.0%	(2)
Check-A-Cheque Ltd. (U.K.)	March 2000	Check Services	100.0%
Rexora (U.K.)	January 2000	Check Services	100.0%
Procard S.A. (Chile)	January 2000	Card Services	100.0%

(1)
Increased ownership from 59.3 percent acquired in 1998 to 100 percent in 2001.

(2)
Increased ownership from 51 percent when started in 1999 to 100 percent in 2000.

        On December 31, 2002, the Company completed the purchase of substantially all of the assets and liabilities of Netzee, Inc., a provider of Internet banking products and e-commerce solutions to community banks and credit unions, for $10.4 million in cash. Approximately $2.6 million of the purchase price was allocated to acquired net assets, while $7.8 million was allocated to acquired technology and customer contracts. These intangible assets will be amortized over an average of five years. Pro forma results of operations have not been presented for this acquisition because the effect of the transaction was not material to the consolidated financial statements.

        In May 2001, the Company increased its ownership in Unnisa Ltda. ("Unnisa"), a card processing business in Brazil, from 59.3 percent to 100 percent. In August 2001, the Company acquired Accu Chek, Inc. ("Accu Chek"), a leading provider of third-party check collection services. These acquisitions had an aggregate cash purchase price of $79.0 million, net of cash acquired, with $58.1 million allocated to goodwill, $12.1 million allocated to other intangibles, including data files and customer lists, $4.0 million allocated to other current and long-term assets, $1.0 million of assumed liabilities, and $5.8 million for the elimination of the minority interests. If these 2001 acquisitions had occurred as of the beginning of 2000, the unaudited pro forma revenues, net income, and diluted EPS of the Company would have been $941.0 million, $87.3 million, and $1.26, respectively, in 2001 and $873.5 million, $88.3 million, and $1.30, respectively in 2000.

        In 2000, the Company increased its ownership in Equifax Card Solutions Ltd., a U.K. card processing business, from 51 percent to 100 percent, and acquired Check-A-Cheque Ltd. and Rexora to compliment its check business in Europe and Procard S.A., a card processing business in Chile. The Company also acquired a portfolio of credit card merchant processing accounts from Heartland Payment Systems. These acquisitions had an aggregate cash purchase price of $46.3 million, net of cash acquired, with $24.7 million allocated to goodwill, $22.0 million allocated to merchant contracts, $1.8 million allocated to assets, and $2.2 million of assumed liabilities. If these 2000 acquisitions had occurred as of the beginning of 1999, the unaudited pro forma revenues, net income, and diluted EPS of the Company would have been $917.4 million, $87.5 million, and $1.29, respectively, in 2000.

        The above acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition. The pro forma information included in this note is based on historical results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future.

Note 5—Divestitures

        In September 2000, the Company sold its 50 percent interest in its card processing operation in India for $6.9 million, which resulted in a pre-tax gain of $2.2 million, which was recorded in other income.

Note 6—Transactions with Equifax

        There were no material intercompany purchase or sale transactions between Equifax and the Company through the Distribution Date. Prior to the Distribution, the Company advanced excess cash to Equifax under Equifax's centralized cash management system.

        The Company was charged with incremental corporate costs through the Distribution Date in the amount of $6.3 million in 2001 and $11.1 million in 2000. Approximately $1.9 million and $3.3 million of these amounts were allocated to the Company's two operating segments in 2001 and 2000, respectively. The Equifax allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, and other relevant factors. Management believes that, had the Company been operating on a full year stand-alone basis, it would have incurred additional expenses of approximately $3.2 million in 2001 and approximately $6.5 million in 2000 which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees. Management believes that all other costs allocated to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

        In conjunction with the Distribution, the Company and Equifax entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Distribution, including the distribution agreement, the tax sharing and indemnification agreement, the employee benefits agreement, the intercompany data purchase agreement, the intellectual property agreement, and the transition support agreement.

Note 7—Long-Term Debt

        In July 2001, the Company entered into a $300 million unsecured revolving credit facility with a group of commercial banks. This facility bears interest at an annual rate of LIBOR plus 100 basis points. This facility also contains certain financial covenants related to interest coverage and funded debt to cash flow, and borrowings under this facility are guaranteed by the Company's subsidiaries. Borrowings were made on this facility to fund a $275 million payment to Equifax in conjunction with the Distribution. It is also available to meet working capital and acquisition needs, if necessary. Outstanding amounts are due upon the expiration date of the facility in July 2004; therefore, the Company classifies the outstanding balance as long-term debt. The Company had $214.2 million and $230.0 million outstanding under this facility at December 31, 2002 and 2001, respectively.

        The Company entered into several interest rate swap arrangements in 2002 that fix the interest rate on $100 million of variable rate revolver borrowings from January 2003 to July 2003 at 2.865 percent, an additional $50 million from April 2003 to July 2003 at 2.940 percent, and $100 million from July 2003 to January 2004 at 3.350 percent. These derivatives have been designated as cash flow hedges, were documented as fully effective, and at December 31, 2002, were valued as a liability totaling $0.8 million.

        Also in July 2001, the Company entered into a 364-day $100 million unsecured revolving credit facility with the same group of commercial banks. This facility provided interest rates tied to LIBOR and contained certain financial covenants related to interest coverage and funded debt to cash flow, and borrowings under this facility were guaranteed by the Company's subsidiaries. This facility was not renewed upon its expiration in July 2002. There were no amounts outstanding at December 31, 2001.

        The Company also has an unsecured revolving credit facility that provides advances up to $130 million to finance its customers' shortfalls in the daily funding requirements associated with the Company's credit and debit card settlement operations (Note 2). Outstanding borrowings on this credit facility are classified as part of the Company's settlement payables in the consolidated balance sheets. There were no amounts outstanding under this facility at December 31, 2002. Approximately $10.5 million was outstanding at December 31, 2001, which was repaid on January 2, 2002.

Note 8—Income Taxes

        Prior to the Distribution Date, the Company was included in the consolidated federal income tax return of Equifax. Tax provisions were settled through the intercompany accounts and Equifax made income tax payments on behalf of the Company. The Company's provision for income taxes in the consolidated statements of income reflects federal, state, and foreign income taxes for periods through June 30, 2001 calculated using the separate return basis. All income tax amounts related to periods prior to the Distribution Date have been settled with Equifax. Future adjustments, if any, to such periods will be settled in accordance with the Tax Sharing and Indemnification Agreement.

        During 2002, the Company determined that its investments in certain foreign subsidiaries are permanently invested and will not be repatriated to the U.S. in the foreseeable future. Future U.S. tax consequences on the undistributed earnings of these subsidiaries are no longer considered in the tax provision calculation in accordance with APB Opinion No. 23. At December 31, 2002, there are approximately $4.9 million of undistributed net earnings for which no additional U.S. tax is provided.

        The provision for income taxes consists of the following:

	2002	2001	2000
	(In thousands)
Current:
Federal	$37,580	$42,187	$47,908
State	3,941	6,138	8,095
Foreign	7,882	5,105	3,343

	49,403	53,430	59,346

Deferred:
Federal	5,662	1,928	(668)
State	1,137	278	(160)
Foreign	(238)	640	(909)

	6,561	2,846	(1,737)

	$55,964	$56,276	$57,609

        The provision for income taxes is based on income before income taxes and minority interests as follows:

	2002	2001	2000
	(In thousands)
United States	$129,131	$133,552	$141,212
Foreign	16,817	10,745	5,955

	$145,948	$144,297	$147,167

        The provision for income taxes is reconciled with the U.S. federal statutory rate as follows:

	2002		2001		2000
	(In thousands)
Provision calculated at federal statutory rate	$51,082	35.0%	$50,504	35.0%	$51,508	35.0%
State and local taxes, net of federal benefit	3,301	2.3	4,170	2.9	5,157	3.5
Foreign tax on U.S. income	3,849	2.6	1,596	1.1	504	0.3
Foreign tax credit, current and deferred	(2,418)	(1.7)	(1,596)	(1.1)	(504)	(0.3)
Goodwill	—	—	1,252	0.9	1,392	0.9
Other	150	0.1	350	0.2	(448)	(0.3)

	$55,964	38.3%	$56,276	39.0%	$57,609	39.1%

        The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

        Components of the Company's deferred income tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
	(In thousands)
Deferred income tax assets:
Reserves and accrued expenses	$4,990	$5,074
Net operating loss carryforwards	2,744	2,349
Deferred income	4,041	336
Foreign tax credit carryforwards	2,981	—
Valuation allowance	(2,500)	—
Other	2,106	2,504

	14,362	10,263

Deferred income tax liabilities:
Intangibles and other assets	(22,023)	(13,088)
Employee compensation and benefit plans	(4,503)	(5,006)
Claims recoverable and payable, net	(2,822)	(1,810)
Depreciation	(843)	(865)
Undistributed earnings of certain foreign subsidiaries	(1,271)	(1,271)
Other	(5,887)	(6,352)

	(37,349)	(28,392)

Net deferred income tax liability	$(22,987)	$(18,129)

Current deferred tax asset (included in other current assets)	$5,570	$2,554
Long-term deferred tax asset (included in other assets)	4,244	3,946
Long-term deferred tax liability	(32,801)	(24,629)

	$(22,987)	$(18,129)

        A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company established a valuation allowance in the amount of $2.5 million during 2002 for foreign tax credit carryforwards generated in 2002. The level of foreign tax credits in 2002 was higher than normal due to a one time intercompany transaction with Brazil. The Company is reviewing several planning options related to this carryforward, but comparisons of future expected foreign tax credit generation and utilization tend to indicate that the Company may not recover all of the current year foreign tax credit carryforwards. Approximately $0.5 million of the Company's foreign tax credit carryforwards expire in 2006, while the remaining $2.5 million of carryforwards expire in 2007. The net operating loss carryforwards do not have an expiration date.

Note 9—Shareholders' Equity

        Equifax Equity Investment.    Equifax's equity investment included the original investments in the Company, accumulated income of the Company through the Distribution Date, and the dividend to Equifax arising from the forgiveness of the net intercompany receivable due from Equifax reflecting transactions described in Note 6.

        Treasury Stock.    In September 2001, the Company's Board of Directors authorized $100 million in common stock repurchases primarily to offset share issuances associated with employee stock-based compensation. During 2002 and 2001, the Company repurchased 3.4 million and 81,400, respectively, of its own common shares through open market transactions at an aggregate investment of $79.6 million and $2.4 million, respectively. At December 31, 2002, approximately $18.0 million remained available for future purchases. During 2002 and 2001, the Company reissued 295,900 and 81,400 shares in connection with employee stock option exercises and restricted stock awards.

        Rights Plan.    In June 2001, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan contains provisions to protect the Company's shareholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all shareholders equally, the acquisition in the open market of shares constituting control without offering fair value to all shareholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the Board of Directors to represent shareholders' interests fully. Pursuant to the Rights Plan, the Board of Directors declared a dividend of one Share Purchase Right (a "Right") for each outstanding share of the Company's common stock, with distribution to be made to shareholders of record as of July 6, 2001. The Rights, which will expire on July 6, 2011, initially will be represented by, and traded together with, the Company's common stock. The Rights are not currently exercisable and do not become exercisable unless certain triggering events occur. Among the triggering events is the acquisition of 20 percent or more of the Company's common stock by a person or group of affiliated or associated persons. Unless previously redeemed, upon the occurrence of one of the specified triggering events, each Right that is not held by the 20 percent or more shareholder will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price.

        Stock Options.    Historically, the Company participated in Equifax's stock option plans, which provided qualified and nonqualified stock options to officers and employees at exercise prices not less than market value on the date of grant. In connection with the Distribution, stock options under these plans held by employees of the Company that were not exercised prior to the Distribution Date were replaced with options of Certegy. In accordance with the provisions of FIN 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), Equifax stock options were replaced with Certegy stock options in amounts and at exercise prices intended to preserve the economic benefit of the Equifax stock options at such time. Accordingly, no compensation expense resulted from the replacement of the options. The exercise price of the replacement options ranges from $5.79–$31.52.

        In June 2001, the Company's Board of Directors adopted the Certegy Inc. Stock Incentive Plan (the "Employee Stock Plan"), pursuant to which 6.6 million shares of authorized but unissued common stock have been reserved. Under the provisions of the Employee Stock Plan, the number of shares available for grant is increased each January through 2008 based on the number of common shares issued and outstanding. The Employee Stock Plan provides that qualified and nonqualified stock options may be granted to officers and employees at exercise prices not less than market value on the date of grant. Generally, options vest over a three-year period and are exercisable for ten years from the date of grant. The Employee Stock Plan also provides for awards of restricted shares of the Company's common stock. Additionally, the Company adopted the Certegy Inc. Non-Employee Director Stock Option Plan (the "Director Stock Plan"), pursuant to which 200,000 shares of stock are available for grant to non-employee directors in the form of stock options. At December 31, 2002, there were approximately 2.0 million and 174,000 shares available for future option grants and restricted stock awards under the Employee Stock Plan and the Director Stock Plan, respectively. The following is a summary of the stock option activity during 2002 and 2001:

	Options	Weighted Average Exercise Price
	(Options in thousands)
Balance, January 1, 2001	$—	—
Replacement options	3,390	21.62
Granted (at market price)	449	28.57
Cancelled	(56)	21.60
Exercised	(184)	22.58

Balance, December 31, 2001	3,599	$22.47
Granted (at market price)	1,547	33.38
Cancelled	(74)	25.36
Exercised	(703)	22.68

Balance, December 31, 2002	4,369	$26.26

Exercisable at December 31, 2002	2,781	$23.65

        The following table summarizes information about stock options outstanding at December 31, 2002 (options in thousands):

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices	Options		Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 7.08–$15.92	150	2.31	$11.34	150	$11.34
$17.55–$18.97	975	7.44	$18.16	831	$18.03
$19.94–$22.62	408	6.16	$20.28	402	$20.27
$23.72	546	8.08	$23.72	350	$23.72
$24.33–$28.50	581	7.97	$27.86	336	$27.61
$28.77–$32.45	407	5.02	$29.99	297	$29.77
$33.02–$33.84	49	8.55	$33.22	1	$33.84
$34.96	1,222	9.11	$34.96	413	$34.96
$41.10–$43.50	31	5.38	$43.28	1	$41.10

	4,369	7.53	$26.26	2,781	$23.65

        The weighted-average grant-date fair value per share of options granted in 2002 under the Employee Stock Plan and the Director Stock Plan is $12.62 and $15.24, respectively. The weighted-average grant-date fair values per share of replacement options and options granted in 2001 under the Employee Stock Plan and the Director Stock Plan are $18.29 and $13.02, respectively. The fair value of all options is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2002	2001
Dividend yield	0.0%	0.0%
Expected volatility	40.0%	43.8%
Risk-free interest rate	3.1%	4.4%
Expected life in years	4.7	4.8

        Pro Forma Information.    In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the replacement date and grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
	(In thousands, except per share amounts)
Net income:
As reported	$89,984	$87,076	$88,462
Pro forma	$79,640	$76,471	$79,714
Earnings per share (basic):
As reported	$1.32	$1.27	$1.32
Pro forma	$1.17	$1.12	$1.19
Earnings per share (diluted):
As reported	$1.30	$1.26	$1.30
Pro forma	$1.15	$1.11	$1.17

        Pro forma net income for 2000 noted above is based on the fair value of Equifax options held by the Company's employees. Because the SFAS 123 fair value disclosure requirements apply only to options granted after December 31, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        Long-Term Incentive Plan.    The Company's Board of Directors adopted the Certegy Inc. Key Management Long-Term Incentive Plan for certain key officers that provides for cash awards at the end of various length measurement periods based on the growth in earnings per share and/or various other criteria over the measurement period. For certain awards, the employee may elect to receive some or all of their distribution as an equity interest in the Company. Expense for this plan can vary between years due to revisions of estimates of future distributions under the plan, which are based on the likelihood that the performance criteria will be met. The total expense under this plan was $0.9 million and $0.8 million in 2002 and 2001, respectively.

        Deferred Compensation.    In 2002, the Company granted 287,000 shares of performance-accelerated restricted stock to officers and other key employees under the Employee Stock Plan. The shares become fully vested at the end of a 36-month vesting period if certain performance criteria are met. Otherwise, the shares vest at the end of a 72-month period. In August 2001, the Company granted approximately 133,000 shares of restricted stock to officers and other key employees, which become fully vested at the end of a 30-month vesting period. These restricted stock grants were recorded as deferred compensation, a reduction of shareholders' equity, based on the quoted fair market value of the Company's stock on the date of grant. Compensation expense associated with these awards can fluctuate each year based on the likelihood that the performance criteria will be met. During 2002, approximately 22,800 restricted shares were cancelled. Compensation expense for restricted stock was $3.6 million in 2002 and $0.7 million in 2001.

Note 10—Employee Benefits

        Prior to the Distribution, the Company participated in the Equifax employee benefit plans and was allocated a portion of the plans' costs based on an estimate of the proportion of expense related to the Company. In the opinion of management, the expenses were allocated on a reasonable basis. Effective on the Distribution Date, the Company established its own plans, which provide benefits similar to those benefits provided under Equifax's plans.

        Retirement Plan.    The Equifax noncontributory qualified retirement plan covered most U.S. salaried employees. Benefits were primarily a function of salary and years of service. The Equifax plan provisions and funding met the requirements of the Employee Retirement Income Security Act of 1974, as amended. Total pension income allocated to the Company and included in the consolidated statements of income was $2.1 million for the period from January 1, 2001 through the Distribution Date and $3.3 million in 2000. The components of pension income other than service costs, which were allocated directly, were allocated to the Company in proportion to total payroll costs. Effective on the Distribution Date, the Company established the Certegy noncontributory qualified retirement plan (the "Retirement Plan") and Equifax transferred to this plan a proportionate share of assets allocable to the accrued benefits for the Company's participants under the Equifax plan.

        A reconciliation of the changes in the benefit obligations and fair value of plan assets for the year ended December 31, 2002 and for the period from the Distribution Date through December 31, 2001, and a statement of funded status at December 31, 2002 and 2001 is as follows:

	2002	2001
	(In thousands)
Changes in benefit obligations:
Benefit obligation at beginning of year	$27,963	—
Benefit obligation allocated from Equifax	—	$27,340
Service cost	2,595	1,175
Interest cost	1,855	809
Actuarial gain	(232)	(1,361)
Benefits paid	(73)	—

Benefit obligations at end of year	$32,108	$27,963

Changes in plan assets:
Fair value of plan assets at beginning of year	$45,045	—
Fair value of plan assets allocated from Equifax	—	$45,000
Actual return on plan assets	(5,835)	45
Benefits paid	(73)	—

Fair value of plan assets at end of year	$39,137	$45,045

Prepaid pension cost recognized in the consolidated balance sheets is as follows:
Funded status	$7,029	$17,082
Unrecognized actuarial loss	13,686	3,812
Unrecognized prior service cost	(37)	(19)

Prepaid pension cost	$20,678	$20,875

Net pension expense includes the following components:
Service cost	$2,595	$1,175
Interest cost	1,855	809
Expected return on plan assets	(4,271)	(1,884)
Amortization of prior service cost	18	44

Net pension expense	$197	$144

Significant assumptions used in accounting for the Plan are as follows:
Discount rate	7.00%	7.50%
Expected return on plan assets	8.50%	9.00%
Rate of compensation increase	4.25%	4.25%

        Employee Retirement Savings Plan.    The Equifax retirement savings plan provided for annual contributions, within specified ranges, determined at the discretion of the Equifax Board of Directors, for the benefit of eligible employees in the form of cash or shares of Equifax's common stock. Effective on the Distribution Date, the Company established its own employee retirement savings plan, with substantially the same terms as the Equifax plan and annual contributions made in the form of Certegy's common stock. The Company's expense for these plans was $1.4 million in 2002, $1.1 million in 2001, and $1.1 million in 2000.

        The Company also maintains various defined contribution plans for certain employees in its international locations. Expenses for these plans were not material.

        Postretirement Benefit Plans.    The Equifax unfunded healthcare and life insurance benefit plans covered eligible retired employees. Substantially all U.S. employees became eligible for these benefits if they reached normal retirement age while working for Equifax and satisfied certain years of service requirements. Equifax accrued the cost of providing these benefits over the active service period of the employee. Expenses of $0.4 million for the period from January 1, 2001 through the Distribution Date and $0.5 million in 2000 were allocated to the Company in proportion to total payroll costs. Effective on the Distribution Date, the Company established its own postretirement benefit plans with substantially the same terms as the Equifax plans, and Equifax transferred to this plan a proportionate share of the accrued liability for the Company's participants under the Equifax plans. Expenses for these plans were $0.3 million for the year ended December 31, 2002, and $0.1 million for the period from the Distribution Date through December 31, 2001. The accrued liability for these plans at December 31, 2002 and 2001 was $3.0 million and $2.7 million, respectively, which is included in other long-term liabilities in the consolidated balance sheets. The assumed discount rate used in accounting for the plan was 7.0 percent in 2002 and 7.5 percent in 2001.

Note 11—Commitments and Contingencies

        Leases.    The Company's operating leases involve principally office space and office equipment. Rental expense relating to these leases was $9.4 million in 2002, $9.1 million in 2001, and $12.6 million in 2000.

        Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 2002:

Amount
(In thousands)
2003	$8,607
2004	6,373
2005	5,913
2006	5,359
2007	4,730
Thereafter	11,785

$42,767

        The Company has two operating leases, under which it has guaranteed the residual value of the leased properties to the lessors. In the event the properties are sold by the lessors at the end of the lease terms, the Company would be responsible for any shortfall of the sales proceeds under $26.2 million, which approximates 79 percent of the value of the properties at the beginning of the lease terms. Management believes the fair market values of these properties exceed the amount of the guarantees. The Company has entered into an interest rate swap arrangement to fix the variable interest rate on one of these lease obligations (Note 2).

        Data Processing Services Agreements.    The Company has separate agreements with EDS, IBM, and Proceda, which expire between 2006 and 2012, for portions of its computer data processing operations and related functions. The estimated aggregate contractual obligation remaining under these agreements is approximately $206.5 million as of December 31, 2002. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company's data processing needs as a result of acquisitions or divestitures. Under certain circumstances, such as a change in control of the Company or for the Company's convenience, the Company may terminate these agreements. However, the agreements provide that the Company must pay a termination charge in the event of such a termination.

        Change in Control Agreements.    The Company has agreements with certain of its officers, which provide certain severance pay and benefits in the event of a termination of the officer's employment under certain circumstances following a "change in control" of the Company. "Change in control" is defined as the accumulation by any person, entity, or group of 20 percent or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a "change in control," vesting periods and payouts under the Stock Incentive Plan and the Long-Term Incentive Plan are accelerated.

        Litigation. A number of lawsuits seeking damages are brought against the Company each year in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters, individually or in the aggregate, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operations. The Company provides for estimated legal fees and settlements relating to pending lawsuits.

        A class action lawsuit entitled Gary and Nancy Ballard, et. al. v. Equifax Check Services, Inc. (now known as Certegy Check Services, Inc.) was filed against the Company in August 1996 in the U.S. District Court for the Eastern District of California. This lawsuit was based on a claim that, during the period August 1992 through December 31, 1996, the Company improperly assessed a service charge on unpaid checks, which allegedly violated provisions of the Federal Fair Debt Collection Practices Act and California's Unfair Business Practices Act. The action sought, among other remedies, a refund of all service charges collected from California consumers during this period, prejudgment interest, statutory damages under the Fair Debt Collection Practices Act, and attorneys' fees. These amounts in the aggregate could have exceeded $18 million if the plaintiffs had prevailed in the case. In November 2002, the Company entered into a Memorandum of Understanding with the plaintiffs providing for a settlement whereby the Company will pay $3.975 million (or $0.035 per diluted share), net of amounts covered under a Letter of Agreement with its insurance carriers, to the plaintiffs in exchange for a full and final release of all claims asserted. The parties are currently proceeding to obtain approval of the settlement by the Court. Once the Court grants preliminary approval of the settlement, the Company is required to remit the funds to a trust within 30 days, which will then be distributed to the plaintiffs once final approval is granted. The Company accrued the settlement amount, which is included in other current liabilities in the consolidated balance sheet as of December 31, 2002.

Note 12—Quarterly Consolidated Financial Information (Unaudited)

        Quarterly revenues and operating income by reportable segment (Note 13) and other summarized quarterly financial data for 2002 and 2001 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
2002
Revenues:
Card Services	$157,219	$172,512	$167,609	$163,563
Check Services	77,623	82,857	86,897	99,688

	$234,842	$255,369	$254,506	$263,251

Operating income:
Card Services	$24,644	$31,146	$34,666	$38,920
Check Services	7,336	11,226	8,110	15,211

	31,980	$42,372	$42,776	54,131
General corporate expense	(4,199)	(4,054)	(5,485)	(5,572)

	$27,781	$38,318	$37,291	$48,559

Net income	$16,047	$22,944	$21,983	$29,010

Net income per common share:
Basic	$0.23	$0.33	$0.32	$0.44

Diluted	$0.23	$0.33	$0.32	$0.44

	First	Second	Third	Fourth
2001
Revenues:
Card Services	$149,022	$157,216	$162,814	$162,613
Check Services	66,676	70,465	75,168	91,997

	$215,698	$227,681	$237,982	$254,610

Operating income:
Card Services	$22,600	$27,580	$34,837	$34,750
Check Services	6,105	10,482	11,386	15,529

	28,705	38,062	46,223	50,279
General corporate expense	(2,215)	(2,212)	(3,502)	(3,921)

	$26,490	$35,850	$42,721	$46,358

Net income	$15,239	$21,269	$24,059	$26,509

Net income per common share:
Basic(1)	$0.22	$0.31	$0.35	$0.39

Diluted(2)	$0.22	$0.31	$0.35	$0.38

(1)
Prior to the third quarter of 2001, basic weighted average shares outstanding is computed by applying the distribution ratio of one share of Certegy common stock for every two shares of Equifax common stock held to the historical Equifax weighted average shares outstanding.

(2)
Prior to the third quarter of 2001, diluted weighted average shares outstanding is estimated based on the dilutive effect of stock options calculated in the third quarter of 2001.

Note 13—Segment Information

        Segment information has been prepared in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has two segments: credit and debit card processing (Card Services) and check risk management services (Check Services). Segments were determined based on products and services provided by each segment (Note 1) and represent components of the Company about which separate internal financial information is maintained and evaluated by senior management in deciding how to allocate resources and in assessing performance. The accounting policies of the segments are the same as those described in the Company's summary of significant accounting policies (Note 2). The Company evaluates the segment performance based on its operating income. Intersegment sales and transfers, which are not material, have been eliminated.

        Segment information for 2002, 2001, and 2000 is as follows (dollars in thousands):

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Revenues:
Card Services	$660,903	66%	$631,665	67%	$590,977	68%
Check Services	347,065	34	304,306	33	274,930	32

	$1,007,968	100%	$935,971	100%	$865,907	100%

Operating income:
Card Services	$129,376	76%	$119,767	73%	$110,757	71%
Check Services	41,883	24	43,502	27	44,205	29

	171,259	100%	163,269	100%	154,962	100%

General corporate expense	(19,310)		(11,850)		(7,803)

	$151,949		$151,419		$147,159

Total assets at December 31:
Card Services	$461,347	66%	$511,149	70%	$419,270	80%
Check Services	202,681	29	172,186	23	103,779	20
Corporate	38,113	5	52,868	7	—	—

	$702,141	100%	$736,203	100%	$523,049	100%

Depreciation and amortization:
Card Services	$31,886	82%	$38,789	85%	$36,038	84%
Check Services	6,572	17	6,811	15	6,660	16
Corporate	592	1	77	—	—	—

	$39,050	100%	$45,677	100%	$42,698	100%

Capital expenditures:
Card Services	$36,746	75%	$36,982	75%	$35,478	91%
Check Services	8,700	18	10,139	21	3,311	9
Corporate	3,515	7	2,228	4	—	—

	$48,961	100%	$49,349	100%	$38,789	100%

        Financial information by geographic area is as follows (dollars in thousands):

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Revenues (based on location of customer):
United States	$824,607	82%	$767,031	82%	$694,911	80%
United Kingdom	100,659	10	62,579	7	63,042	7
Brazil	61,033	6	70,046	7	73,419	9
Other	21,669	2	36,315	4	34,535	4

	$1,007,968	100%	$935,971	100%	$865,907	100%

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Long-lived assets at December 31:
United States	$214,285	55%	$200,924	49%	$142,696	47%
United Kingdom	61,098	16	54,481	13	50,351	17
Brazil	89,114	23	133,548	32	87,963	29
Other	25,644	6	25,714	6	22,228	7

	$390,141	100%	$414,667	100%	$303,238	100%

        Revenues from external customers by product and service offering are as follows (dollars in thousands):

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Card Issuer Services	$448,496	45%	$434,300	46%	$421,651	48%
Check Services	347,065	34	304,306	33	274,930	32
Merchant Processing Services	202,906	20	187,550	20	155,380	18
Card Issuer Software and Support	9,501	1	9,815	1	13,946	2

	$1,007,968	100%	$935,971	100%	$865,907	100%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The information required by this item has been previously reported on a Form 8-K filed April 5, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003 to be filed with the Securities and Exchange Commission, will contain information relating to our directors, which is incorporated by reference into this report. Information relating to our executive officers is included in Item 1of this report.

ITEM 11. EXECUTIVE COMPENSATION

        Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003 to be filed with the Securities and Exchange Commission, will contain information relating to director and executive officer compensation, which is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003, to be filed with the Securities and Exchange Commission, will contain information relating to security ownership of certain beneficial owners and management, which is incorporated by reference into this report.

        Our Proxy Statement will also contain information relating to our equity compensation plans, which is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003 to be filed with the Securities and Exchange Commission, will contain information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which is incorporated by reference into this report.

ITEM 14. CONTROLS AND PROCEDURES

        Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

(1) Financial Statements:

  See Index to Financial Statements on page 31.

(2) Financial Statement Schedules:

  All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes to the statements.

(3) Exhibits

  The following is a complete list of exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

Exhibit No.	Description
2.1	Distribution Agreement, Plan of Reorganization and Distribution, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 2.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
3.1	Amended and Restated Articles of Incorporation of Certegy Inc., previously filed as Exhibit 4.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
3.2	Amended and Restated Bylaws of Certegy Inc., previously filed as Exhibit 4.2 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
4.1	Amended and Restated Articles of Incorporation of Certegy Inc., previously filed as Exhibit 3.1 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference.
4.2	Amended and Restated Bylaws of Certegy Inc., previously filed as Exhibit 3.2 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference.
4.3	Rights Agreement, dated as of June 29, 2001, between Certegy Inc. and SunTrust Bank, as Rights Agent, previously filed as Exhibit 4.3 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
4.4	Form of certificate representing Certegy Inc. Common Stock, previously filed as Exhibit 4.4 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.1	Master Agreement previously filed as Exhibit 10.27 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC File No. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.2	Transaction Document #1 previously filed as Exhibit 10.26 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC File No. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)
10.3	Assignment and Assumption of Lease and Other Operative Documents, dated June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank, previously filed as Exhibit 10.3 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.4	Amended and Restated 364-Day Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A., previously filed as Exhibit 10.4 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.5	Amended and Restated Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A, previously filed as Exhibit 10.5 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.6	$130,000,000 Credit Agreement, dated June 29, 2001, between Certegy Inc. and First Union National Bank, previously filed as Exhibit 10.6 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.7	Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Andrade Gutierrez Telecomunicacoes Ltda., Andrade Gutierrez S.A., Construtora Andrade Gutierrez S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda., previously filed as Exhibit 10.7 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.8	Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Socma Americana S.A., Sideco Do Brasil S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda., previously filed as Exhibit 10.8 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.9	Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.10	Employee Benefits Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.2 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.11	Tier I Change in Control Agreement, previously filed as Exhibit 10.11 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC file No. 001-16427) and incorporated by reference. (1)
10.12	Tier II Change in Control Agreement, previously filed as Exhibit 10.12 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC file No. 001-16427) and incorporated by reference. (1)

10.13	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan, previously filed as Exhibit 10.13 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.14	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement (New Participant), previously filed as Exhibit 10.14 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.15	Grantor Trust Agreement, dated July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A., previously filed as Exhibit 10.15 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference.
10.16	Intercompany Data Purchase Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.3 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.17	Transition Support Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.4 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.18	Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.5 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.19	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.6 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.20	Certegy Inc. 2001 Stock Incentive Plan, previously filed as Exhibit 10.20 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.21	Certegy Inc. Stock Incentive Plan, amended and restated February 28, 2002, previously filed as Exhibit 10.21 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.22	Certegy Inc. 2001 Key Management Long-Term Incentive Plan, previously filed as Exhibit 10.22 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.23	First Amendment to Certegy Inc. 2001 Key Management Long-Term Incentive Plan, effective February 28, 2002, previously filed as Exhibit 10.23 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.24	Certegy Inc. Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.24 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.25	Certegy Inc. Deferred Compensation Plan, previously filed as Exhibit 10.25 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.26	Equifax Inc. Performance Incentive Plan, previously filed as Exhibit 10.26 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.27	2002 Certegy Inc. Annual Incentive Plan, previously filed as Exhibit 10.27 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.28	Year 2001 Stock Option Exchange Program Terms and Conditions, previously filed as Exhibit 10.28 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.29	Certegy 2002 Bonus Deferral Program Terms and Conditions, previously filed as Exhibit 10.29 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.30	Certegy Excess Liability Insurance Plan for the Registrant's executive officers, previously filed as Exhibit 10.30 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.31	Financial/Tax Planning Services Program for the Registrant's executive officers, previously filed as Exhibit 10.31 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.32	Certegy Inc. Deferred Compensation Plan. (1)
10.33	Asset Purchase Agreement, dated December 5, 2002, between Down Acquisition Corporation and Netzee, Inc.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
99.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Non-GAAP Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000.

(1)
Management Contract or Compensatory Plan.

(b)
Reports filed on Form 8-K:

  During the fourth quarter of 2002, the Company filed the following reports on Form 8-K:

    1.
    On October 22, 2002, the Company filed a report on Form 8-K submitting to the Commission a copy of a press release that it issued on October 22, 2002 announcing its earnings for the quarter ended September 30, 2002.

    2.
    On November 12, 2002, the Company filed a report on Form 8-K submitting to the Commission a copy of a press release that it issued on November 12, 2002 announcing the settlement of the Gary and Nancy Ballard, et. al. v. Equifax Check Services, Inc. (now known as Certegy Check Services, Inc.) lawsuit for $3.975 million, net of amounts covered under a Letter of Agreement with its insurance carriers.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

Date: February 7, 2003	CERTEGY INC.
	By:	/s/ LEE A. KENNEDY Lee A. Kennedy Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 7, 2003	By:	/s/ LEE A. KENNEDY Lee A. Kennedy Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: February 7, 2003	By:	/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 7, 2003	By:	/s/ PAMELA A. TEFFT Pamela A. Tefft Corporate Vice President and Controller (Principal Accounting Officer)
Date: February 7, 2003	By:	/s/ ROBERT H. BOHANNON Robert H. Bohannon, Director
Date: February 7, 2003	By:	/s/ RICHARD N. CHILD Richard N. Child, Director
Date: February 7, 2003	By:	/s/ CHARLES T. DOYLE Charles T. Doyle, Director
Date: February 7, 2003	By:	/s/ KEITH W. HUGHES Keith W. Hughes, Director
Date: February 7, 2003	By:	/s/ DAVID K. HUNT David K. Hunt, Director
Date: February 7, 2003	By:	/s/ PHILLIP B. LASSITER Phillip B. Lassiter, Director
Date: February 7, 2003	By:	/s/ KATHY BRITTAIN WHITE Kathy Brittain White, Director

CERTIFICATION

I, Lee A. Kennedy, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Certegy Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ LEE A. KENNEDY Lee A. Kennedy Chairman, President, and Chief Executive Officer

CERTIFICATION

I, Michael T. Vollkommer, certify that:

  7.
  I have reviewed this annual report on Form 10-K of Certegy Inc.;

  8.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  9.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  10.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  11.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  12.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Corporate Vice President and Chief Financial Officer

CERTEGY INC.
FORM 10-K
INDEX TO EXHIBITS

        The following documents are being filed with this Report:

Exhibit No.	Description
10.32	Certegy Inc. Deferred Compensation Plan. (1)
10.33	Asset Purchase Agreement, dated December 5, 2002, between Down Acquisition Corporation and Netzee, Inc.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
99.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Non-GAAP Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000.

(1)
Management Contract or Compensatory Plan.

QuickLinks

CERTEGY INC. 2002 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CERTEGY INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
CERTEGY INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par values)
CERTEGY INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTEGY INC. FORM 10-K INDEX TO EXHIBITS