Form 10-K/A
period 2002-12-31
CERTEGY INC
filed 2003-02-26
CIK 1136893

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

        This Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") of Certegy Inc. (the "Company") for the fiscal year ended December 31, 2002 is being filed for the purpose of correcting 1) one sentence of the disclosure under the heading "Significance of Certain Customer Relationships" appearing in Item 1—"Business," 2) one sentence of the disclosure under the heading "Seasonality, Inflation, and Economic Downturns" appearing in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and 3) one sentence in the subsection "Earnings Per Share" of Note 2—"Significant Accounting Policies" under the heading "Notes to Consolidated Financial Statements" appearing in Item 8—"Financial Statements and Supplementary Data," which disclosures were inadvertently misstated in the Company's original filing. All other information in the original filing remains unchanged.

PART I

* * *

ITEM 1. BUSINESS

* * *

Significance of Certain Customer Relationships

* * *

        The second sentence of this subsection should read, "As a result, approximately 21.6 percent of our consolidated revenues are derived from their member institutions, although no single institution accounts for a material portion of our revenues."

* * *

PART II

* * *

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

* * *

Seasonality, Inflation, and Economic Downturns

* * *

        The eleventh sentence in the second paragraph of this subsection should read, "Our Brazilian operations had net assets of approximately $87.7 million, which reflects a reduction of $116.3 million as a result of cumulative foreign currency translation losses, at December 31, 2002."

* * *

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

* * *

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

* * *

Note 2—Significant Accounting Policies

* * *

  Earnings Per Share

* * *

        The second sentence in the second paragraph of this subsection should read, "Diluted weighted average shares outstanding in 2002 excludes approximately 1.358 million weighted average shares since these shares were antidilutive."

* * *

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned duly authorized officer.

Date: February 26, 2003	CERTEGY INC.
	By:	/s/ LEE A. KENNEDY Lee A. Kennedy Chairman, President and Chief Executive Officer

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

Date: February 26, 2003

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

Date: February 26, 2003

/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Corporate Vice President and Chief Financial Officer

EXHIBIT INDEX

        The following Exhibits are being filed with this amendment to report.

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

QuickLinks

Explanatory Note
PART I
  ITEM 1. BUSINESS
PART II
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX