Form 10-Q
period 2003-03-31
CERTEGY INC
filed 2003-05-15
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class Common stock, $0.01 par value	Number of shares outstanding at April 30, 2003 65,942,892

CERTEGY INC.

SIGNATURES	20

CERTIFICATIONS	21

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

CERTEGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,

	2003	2002

Revenues	$240,169	$234,842

Operating expenses:
Costs of services	176,057	179,108
Selling, general and administrative expenses	30,516	27,953
Other charges (Note 3)	12,640	—

	219,213	207,061

Operating income	20,956	27,781
Other income, net	155	184
Interest expense	(1,681)	(1,978)

Income before income taxes	19,430	25,987
Provision for income taxes	(7,238)	(9,940)

Net income	$12,192	$16,047

Basic (Note 4):
Earnings per share	$0.19	$0.23

Average shares outstanding	65,840	68,868

Diluted (Note 4):
Earnings per share	$0.18	$0.23

Average shares outstanding	66,202	69,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$34,597	$14,166
Settlement deposits	23,208	27,104
Trade accounts receivable, net of allowance for doubtful accounts of $2,148 and $2,628, respectively	87,816	104,597
Settlement receivables	114,761	78,636
Claims recoverable	32,512	50,309
Other current assets	33,110	37,188

Total current assets	326,004	312,000
Property and equipment, net	37,484	38,637
Goodwill, net (Note 5)	172,601	168,956
Other intangible assets, net (Note 5)	30,268	31,342
Systems development and other deferred costs, net	98,757	96,706
Other assets, net (Note 6)	52,935	54,500

Total assets	$718,049	$702,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,470	$22,916
Settlement payables	137,969	105,740
Claims payable	25,555	48,306
Accrued salaries and bonuses	6,547	10,639
Income taxes payable	7,727	8,545
Other current liabilities	67,646	54,784

Total current liabilities	266,914	250,930
Long-term debt	207,000	214,200
Deferred income taxes	33,320	32,801
Other long-term liabilities	5,590	5,767

Total liabilities	512,824	503,698

Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 69,507 shares issued in 2003 and 2002 and 65,937 and 66,396 shares outstanding in 2003 and 2002, respectively	695	695
Paid-in capital	248,299	249,115
Retained earnings	152,744	140,552
Deferred compensation	(8,565)	(9,116)
Accumulated other comprehensive loss	(109,707)	(114,799)
Treasury stock, at cost; 3,570 and 3,111 shares in 2003 and 2002, respectively	(78,241)	(68,004)

Total shareholders’ equity	205,225	198,443

Total liabilities and shareholders’ equity	$718,049	$702,141

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$12,192	$16,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,812	10,006
Noncash portion of other charges	2,670	—
Other, net	803	932
Deferred income taxes	558	3,479
Changes in assets and liabilities:
Accounts receivable, net	17,121	13,685
Current liabilities, excluding settlement and claims payables	4,435	(11,430)
Claims accounts, net	(2,854)	(6,075)
Other current assets	3,148	(832)
Other long-term liabilities	(180)	696
Other assets	857	(401)

Net cash provided by operating activities	48,562	26,107

Cash flows from investing activities:
Capital expenditures	(8,432)	(12,137)

Net cash used in investing activities	(8,432)	(12,137)

Cash flows from financing activities:
Net repayments of long-term debt	(7,200)	(25,000)
Treasury stock purchases	(11,796)	—
Proceeds from exercise of stock options	491	8,486
Other	—	(165)

Net cash used in financing activities	(18,505)	(16,679)

Effect of foreign currency exchange rates on cash	(1,194)	(1,026)

Net cash provided (used)	20,431	(3,735)
Cash and cash equivalents, beginning of period	14,166	27,674

Cash and cash equivalents, end of period	$34,597	$23,939

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or unless otherwise noted)

1.

Basis of Presentation

The Company provides credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services (see Note 9 for segment information). Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, and the Dominican Republic. Additionally, Card Services provides merchant processing services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes to those statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K. Significant accounting policies disclosed in the annual report have not changed except as discussed in Note 2 and Note 8 with respect to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) and Note 2 with respect to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).

The Company has prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to the current period presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

2.

Significant Accounting Policies

Reserve for Card Merchant Processing Losses. In the Company’s direct card merchant processing business, in the event that the Company is not able to collect amounts from its merchant customers that have been properly “charged back” by the cardholders due to insolvency or bankruptcy of the merchant, or for another reason, the Company must bear the credit risk for the full amount of the cardholder transaction. The Company requires cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk and believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. The Company recognizes a reserve for estimated merchant credit losses based on historical experience and other relevant factors. This reserve amount is subject to risk that actual losses may be greater than the Company’s estimates.

Effective January 1, 2003, the Company adopted FIN 45, which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The Company recognizes a reserve for its merchant credit risk, which is partially mitigated by the collateral the Company obtains from those merchants considered at risk. Based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the guarantee approximates the credit loss reserves. The adoption of FIN 45 did not have a material impact on the Company’s card merchant processing business.

Reserve for Check Guarantee Losses. In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. The Company’s merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a reserve for estimated check returns (claims payable), net of anticipated recoveries (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates.

As a result of FIN 45, with regards to the check guarantee business, the Company is required to maintain a liability for each check guarantee (and correspondingly defer revenue) in the amount of the fair value of the guarantee until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. As the Company was already applying similar accounting policies for the recognition of its guarantee obligations and related revenue, the adoption of FIN 45 did not have a material impact on the Company’s check guarantee business.

Stock-Based Compensation. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148, establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 148, which was issued in December 2002, requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the reported results. As permitted by the standards, the Company has elected to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the replacement date (for stock options that existed at the date of the Company’s spin-off from Equifax Inc.) and grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the following pro forma amounts for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,

	2003	2002

Net income as reported	$12,192	$16,047
Pro forma compensation cost, net of tax	(2,191)	(3,873)

Pro forma net income	$10,001	$12,174

Earnings per share (basic):
As reported	$0.19	$0.23
Pro forma	$0.15	$0.18
Earnings per share (diluted):
As reported	$0.18	$0.23
Pro forma	$0.15	$0.17

3.

Other Charges

During the first quarter of 2003, the Company recorded other charges of $12.6 million ($7.9 million after-tax, or $0.12 per diluted share). These charges include $9.6 million of early termination costs associated with a data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation, and $0.3 million of other charges. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 9 for details of these charges by segment.

Early Termination Costs. In March 2003, the Company entered into a ten-year agreement with IBM to provide data processing services for its U.S. operations. The Company anticipates that this agreement, which replaces an existing arrangement the Company has with EDS, will provide cost savings and future operational flexibility to the Company. The Company recorded a charge of $9.6 million in March 2003 for early contract termination costs under the terms of the existing EDS contract, which includes a $6.7 million termination charge and $2.9 million for “wind-down” costs payable to EDS related to the disposal or reallocation of EDS equipment, the placement of EDS personnel, and the termination of third-party agreements. The conversion to IBM is scheduled to be completed by the end of the third quarter of 2003. None of the termination costs were paid during the first quarter.

Downsizing of Brazilian Card Operation. Due to the loss of a large customer in Brazil, Banco Real, which deconverted its card portfolio at the beginning of March 2003 and the continued focus on attaining cost efficiencies, the Company downsized its Brazilian card operation during the first quarter of 2003. In conjunction with this downsizing, the Company recorded charges of $2.7 million, which include severance charges of approximately $0.7 million, a $0.2 million charge for third-party contract termination costs, and $1.8 million of asset impairment charges related to equipment and capitalized software development costs. The impairment resulted from the downsizing of the operation and management’s strategic focus away from certain development models in order to attain on-going cost efficiencies in its operations. Approximately $0.6 million of the severance and contract termination costs were paid during the first quarter.

Other Charges. Other charges include $0.2 million for severance charges in the Company’s international check operation due to the reorganization of certain departments, which were paid during the first quarter of 2003, and a $0.1 million write-down of the Company’s collateral assignment in life insurance policies held for the benefit of certain employees (the carrying value of our collateral assignment is the lesser of the policies’ cash surrender value or the premiums paid; due to a continued decline in the market value of the assets underlying these policies during the first quarter of 2003, the carrying value of the collateral assignment was reduced to $6.2 million at March 31, 2003).

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

	Three months ended March 31,

	2003	2002

Weighted average shares outstanding — basic	65,840	68,868
Effect of dilutive securities:
Stock options	284	1,000
Restricted stock	78	95

Weighted average shares outstanding — diluted	66,202	69,963

5.

Goodwill and Other Intangible Assets

Information related to the Company’s goodwill by segment is as follows:

	March 31, 2003	December 31, 2002

Card Services	$144,517	$140,644
Check Services	28,084	28,312

	$172,601	$168,956

The change in the carrying amount of goodwill from December 31, 2002 to March 31, 2003 was the result of currency translation adjustments, primarily in Brazil.

Information related to the Company’s acquired intangible assets subject to amortization is as follows:

	March 31, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Merchant contracts	$24,000	$5,396	$24,000	$4,833
Other	12,850	1,186	12,840	665

	$36,850	$6,582	$36,840	$5,498

Net book value	$30,268		$31,342

The Company’s other intangible assets consist of data files, customer lists, and other acquired customer contracts, which are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $1.1 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2004 — $4.2 million; 2005 — $4.1 million; 2006 — $4.1 million; 2007 — $4.1 million; and 2008 — $2.6 million.

The Company has no intangible assets with indefinite useful lives.

6.

Other Assets

Other assets principally consist of prepaid pension cost, purchased software, and deferred income taxes. The costs of purchased software used to provide services to customers or for internal administrative services are capitalized and amortized on a straight-line basis over five to eight years, as determined by their estimated useful lives. Maintenance and repairs are charged to expense as incurred.

Other assets, net consist of the following:

	March 31, 2003	December 31, 2002

Prepaid pension cost	$20,426	$20,678
Purchased software	12,550	11,139
Deferred income taxes	4,642	4,244
Other	15,317	18,439

	$52,935	$54,500

7.

Shareholders’ Equity

Comprehensive Income. The components of comprehensive income for the three months ended March 31, 2003 and 2002 are as follows:

	Three months ended March 31,

	2003	2002

Net income	$12,192	$16,047
Change in cumulative foreign currency translation adjustment	5,164	(1,600)
Change in cumulative loss from cash flow hedging activities	(72)	108

Comprehensive income	$17,284	$14,555

Accumulated other comprehensive loss at March 31, 2003 and December 31, 2002 consists of the following components:

	March 31, 2003	December 31, 2002

Cumulative foreign currency translation adjustment	$(108,234)	$(113,398)
Cumulative loss from cash flow hedging activities	(1,473)	(1,401)

Accumulated other comprehensive loss	$(109,707)	$(114,799)

Treasury Stock. During the first quarter of 2003, the Company repurchased 500,000 shares of its common stock through open market transactions at an aggregate cost of $11.8 million. Combined with approximately 3.5 million shares the Company repurchased prior to 2003, the Company has repurchased a total of approximately 4.0 million shares, leaving approximately $6.2 million authorized for future share repurchases as of March 31, 2003. During the first quarter of 2003, the Company reissued approximately 42,000 treasury shares in connection with employee stock option exercises and restricted stock awards.

8.

Commitments and Contingencies

Synthetic Leases. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

The Company is the tenant of certain real property located in Florida (the “Leased Property”) pursuant to the terms of a lease agreement dated December 30, 1999 (the “Synthetic Lease”) with an unconsolidated variable interest entity (the “VIE”), as landlord. The term of the Synthetic Lease expires on May 29, 2009, but can be renewed through May 30, 2014. In order to acquire the Leased Property, third parties have invested capital at risk equal to 3.5% of the assets of the VIE with the remainder being financed through a debt obligation. This, and certain other criteria, allow the Company to not consolidate the VIE in the Company’s financial statements prior to adopting FIN 46. Rather, the Company currently accounts for the arrangement as an operating lease. Accordingly, neither the leased facility nor the related debt is recorded in the Company’s accompanying consolidated balance sheets.

Upon notice to the VIE and the satisfaction of certain other conditions, the Company has the option to purchase the Leased Property at its original cost or to direct the sale of the facility to a third party. The Company also has guaranteed to the lessor that proceeds from a sale to a third party will be a certain percentage of the original fair market value of the Leased Property. At March 31, 2003, the maximum loss that the Company could incur under this guarantee approximated $18.7 million, plus accrued interest, if any. If the sales proceeds exceed the original fair market value of the Leased Property, the Company retains the excess. Based on current market conditions, the Company does not expect to be required to make payments under this residual value guarantee.

The Company expects that it will be required to consolidate the VIE effective July 1, 2003, because it believes it is the VIE’s primary beneficiary under FIN 46. If the Company had consolidated the VIE beginning January 1, 2003, property and equipment reported at March 31, 2003 would have increased by $21.4 million, which is net of accumulated depreciation of $1.8 million, long-term borrowings would have increased by $22.4 million, and a minority interest of $0.8 million would have been reported. Rental expense reported for the three months ended March 31, 2003 would have decreased by approximately $0.1 million, while both depreciation expense and interest expense would have increased by approximately $0.1 million.

The adoption of FIN 45 as it relates to the residual value guarantee under the lease agreement did not have a material impact on the Company’s financial results.

Data Processing Services Agreements. As discussed in Note 3, the Company entered into a ten-year agreement with IBM in March 2003, which replaces the Company’s existing agreement with EDS. The transition to IBM is anticipated to be completed in the third quarter of 2003. This new agreement has changed the Company’s estimated aggregate contractual obligations to approximately $239.8 million as of March 31, 2003, with expiration dates ranging from 2006 through 2013. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs as a result of acquisitions or divestitures. Under certain circumstances, such as a change in control of the Company or for the Company’s convenience, the Company may terminate these agreements. However, the agreements provide that the Company must pay a termination charge in the event of such a termination.

Litigation. On March 18, 2003, the U.S. District Court for the Eastern District of California signed an order preliminarily approving the settlement of the class action lawsuit entitled Gary and Nancy Ballard, et. al. v. Equifax Check Services, Inc. (now known as Certegy Check Services, Inc.), including the plan of distribution and the class notice. As required, the Company remitted $3.975 million in April 2003 to a trust for ultimate distribution to the plaintiffs once final approval is granted. The Company recorded an expense for the settlement amount during the third quarter of 2002. See Note 11 in the Company’s annual report on Form 10-K for the year ended December 31, 2002 for further information on this lawsuit.

9.

Segment Information

Segment information for the three months ended March 31, 2003 and 2002 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended March 31,

	2003	2002

Revenues:
Card Services	$157,176	$157,219
Check Services	82,993	77,623

	$240,169	$234,842

Operating income:
Card Services	$19,958	$24,644
Check Services	5,974	7,336

	25,932	31,980
General Corporate Expense	(4,976)	(4,199)

	$20,956	$27,781

The above operating income includes other charges (Note 3) recorded during the three months ended March 31, 2003 as follows:

	Contract Termination Costs	Brazil Downsizing	Other	Total

Card Services	$8,757	$2,740	$—	$11,497
Check Services	865	—	156	1,021
General Corporate Expense	—	—	122	122

	$9,622	$2,740	$278	$12,640

Total assets by segment at March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002

Card Services	$509,901	$461,347
Check Services	170,254	202,681

	680,155	664,028
Corporate	37,894	38,113

	$718,049	$702,141

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months ended March 31, 2003 and 2002, including the notes to those statements, included elsewhere in this report. We also recommend that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002.

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

Our card issuer services enable banks, credit unions, retailers, and others to issue Visa and MasterCard credit and debit cards, private label cards, and other electronic payment cards. Additionally, we began processing American Express cards in New Zealand in late 2002 and in the Dominican Republic in January 2003. Our e-banking services, which are part of our card issuer services, enable financial institutions to offer Internet banking to consumers and businesses. Merchant processing services enable retailers and other businesses to accept credit, debit, and other electronic payment cards from purchasers of their goods and services, while card issuer software, support, and consulting services allow customers to manage their credit card programs.

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

Components of Income Statement

Card Services generates revenue from charges based on transaction volumes (U.S.), accounts or cards processed (outside the U.S.), and fees for various services and products (globally), while Check Services generates revenue from charges based on transaction volumes, face value of checks guaranteed, and fees for various check services and products. Revenues depend upon a number of factors, such as the demand for and the price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. Costs of services consist primarily of the costs of transaction processing systems; personnel costs to develop and maintain applications, operate computer networks, and provide customer support; losses from check guarantee services, net of anticipated recoveries; interchange pass-through (processing fees paid to credit card associations) and other fees related to merchant processing; depreciation and occupancy costs associated with the facilities where these functions are performed; and reimbursable expenses. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to sales, non-revenue customer support functions, and administrative employees and management.

As part of our card merchant processing business, we contract directly with the merchant, as well as with the merchant’s financial institution. When we have a direct relationship with the merchant, revenues collected for our services are based primarily on a discount rate, which considers the cost of interchange pass-through fees. When our relationship is with the merchant’s financial institution, we collect the interchange pass-through fees in addition to our transaction fees. In both instances, we are responsible for collecting the interchange pass-through fees after settling with the credit card associations. Interchange pass-through fees are recorded as a component of revenues and costs of services.

Summary of 2003 First Quarter Consolidated Financial Results

During the first quarter of 2003, we recorded other charges of $12.6 million ($7.9 million after-tax, or $0.12 per diluted share). These charges include $9.6 million of early termination costs associated with a data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation, and $0.3 million of other charges. These charges were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). See Note 3 in the consolidated financial statements for a detailed explanation of these charges.

A summary of the 2003 first quarter consolidated financial results, as compared to the 2002 first quarter, is as follows:

•

Revenues grew 2.3 percent to $240.2 million.

•

Operating income of $21.0 million, which includes other charges of $12.6 million, decreased 24.6 percent.

•

Interest expense totaled $1.7 million, a decline of 15.0 percent.

•

Net income of $12.2 million, which includes other charges (after-tax) of $7.9 million, decreased 24.0 percent.

•

Diluted earnings per share of $0.18, which includes other charges of $0.12 per diluted share, decreased 21.7 percent.

•

Total debt outstanding at March 31, 2003 was $207.0 million, down from $214.2 million at December 31, 2002.

•

500,000 shares of common stock were repurchased at a cost of $11.8 million.

•

Cash flows from operations were $48.6 million.

•

Capital expenditures totaled $8.4 million.

Consolidated Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2003 and 2002:

	2003(1)	2002

	(In millions, except per share amounts)
Revenues	$240.2	$234.8
Operating income	$21.0	$27.8
Other income, net	$0.2	$0.2
Interest expense	$(1.7)	$(2.0)
Net income	$12.2	$16.0
Basic earnings per share	$0.19	$0.23
Diluted earnings per share	$0.18	$0.23

(1)

The consolidated results for the first quarter of 2003 include other charges of $12.6 million ($7.9 million after-tax, or $0.12 per diluted share) as previously described.

Consolidated Revenues

Consolidated revenue in the first quarter of 2003 of $240.2 million grew $5.3 million, or 2.3 percent, over the first quarter of 2002. Currency translation reduced consolidated revenue growth by $1.7 million, or 0.7 percent. Card Services revenue was unchanged when compared to the prior year quarter as growth in North American card issuer revenue was offset by declines in merchant processing revenue, driven by the loss of PayPal, and International card issuer revenue, due principally to the Banco Real deconversion. Check Services experienced revenue growth of $5.4 million, or 6.9 percent.

See further discussion of segment results starting on page 15.

Consolidated Operating Expenses

Consolidated operating expenses in the first quarter of 2003 of $219.2 million, which include other charges of $12.6 million, increased $12.2 million, or 5.9 percent, over the first quarter of 2002. Operating expenses for Card Services of $137.2 million, which include other charges of $11.5 million, increased 4.6 million, or 3.5%, while operating expenses for Check Services of $77.0 million, which include other charges of $1.0 million, increased $6.7 million, or 9.6 percent. General corporate expense of $5.0 million, which includes other charges of $0.1 million, increased $0.8 million, or 18.5 percent.

Costs of services in the first quarter of 2003 of $176.1 million decreased $3.1 million, or 1.7 percent, below the first quarter of 2002. Costs of services for Card Services of $112.4 million decreased $7.9 million, or 6.5 percent, while costs of services for Check Services of $63.7 million increased $4.9 million, or 8.3 percent. The decrease in cost of services for Card Services was driven by the loss of Banco Real in Brazil at the beginning of March 2003 and lower merchant processing interchange pass-through fees, partially offset by higher volumes in our card issuer businesses outside of Brazil and the Netzee acquisition in December 2002. Merchant processing costs of services included interchange pass-through of $31.7 million in the first quarter of 2003 compared with $39.5 million in the prior year quarter. The increase in Check Services was attributable to higher check volumes, as well as start-up costs related to our check cashing business.

Selling, general, and administrative (“SG&A”) expenses in the first quarter of 2003 of $30.5 million increased $2.6 million, or 9.2 percent. SG&A expenses for Card Services of $13.3 million increased $1.0 million, or 8.2 percent, while SG&A expenses for Check Services of $12.3 million increased $0.8 million, or 7.2 percent. The increase in SG&A expenses for Card Services was driven by the growth in our international card issuer businesses outside of Brazil and the Netzee acquisition, partially offset by the downsizing of our Brazilian card operation in March 2003. The increase in Check Services was attributable to increased selling costs, incremental check cashing expenses, and currency exchange. Corporate SG&A expenses of $4.9 million increased $0.7 million, or 15.6 percent, due to the timing of certain administrative costs compared with the first quarter of 2002.

Consolidated Operating Income

Consolidated operating income in the first quarter of 2003 of $21.0 million, which includes other charges of $12.6 million, decreased $6.8 million, or 24.6 percent, below the first quarter of 2002. Card Services operating income of $20.0, which includes other charges of $11.5 million, decreased $4.7 million, or 19.0 percent, while Check Services operating income of $6.0 million, which includes other charges of $1.0 million, decreased $1.4 million, or 18.6 percent. General corporate expense of $5.0 million, which includes other charges of $0.1 million, increased $0.8 million, or 18.5 percent.

Operating income growth experienced in the first quarter of 2003, which was driven by strong revenue growth in our North American card issuer business, reduced merchant processing interchange pass-through fees, and cost efficiencies throughout the Company, was more than offset by the impact of other charges of $12.6 million, which reduced consolidated operating income growth by 45.5 percent.

Our consolidated operating margin of 8.7 percent in the first quarter of 2003, which reflects a 5.3 percent reduction for other charges, was below the 2002 first quarter margin of 11.8 percent.

See further discussion of segment results starting on page 15.

Consolidated Other Income, Net

Other income principally consists of interest income, net foreign exchange gains and losses, and other non-operating amounts.

Consolidated Interest Expense

Interest expense during the first quarter of 2003 totaled $1.7 million. This is a 15.0 percent reduction from the prior year quarter, attributable to lower average debt levels and more favorable interest rates. Total debt outstanding at March 31, 2003 was $207.0 million, down $7.2 million from December 31, 2002.

Effective Tax Rate

The provision for income taxes in our consolidated statements of income reflects federal, state, and foreign taxes calculated using the separate return basis. Certain tax strategies, which will provide on-going benefit, have enabled us to reduce our overall effective tax rate from 38.3 percent in 2002 to 37.3 percent, which is the expected rate for the entire year of 2003.

Consolidated Net Income and Earnings per Share

Net income in the first quarter of 2003 of $12.2 million, which includes other charges (after-tax) of $7.9 million, decreased $3.9 million, or 24.0 percent. Net income growth in the first quarter of 2003 attributable to strong growth in our North American card issuer business and lower interest expense was more than offset by the impact of other charges, which reduced consolidated net income growth by 49.4 percent.

Diluted earnings per share in the first quarter of $0.18, which includes other charges of $0.12 per diluted share, decreased $0.05, or 21.7 percent. Other charges reduced diluted earnings per share growth by 52.2 percent, while the repurchase of 3.9 million shares of common stock subsequent to the first quarter of 2002 had a favorable impact on earnings per share compared with the prior year quarter.

Segment Results

The following table summarizes the segment results for the three months ended March 31, 2003 and 2002:

	Revenues		Operating Income

	2003	2002	2003	2002

	(In millions)
Card Services	$157.2	$157.2	$20.0	$24.7
Check Services	83.0	77.6	6.0	7.3

	240.2	234.8	26.0	32.0
General Corporate Expense	—	—	(5.0)	(4.2)

	$240.2	$234.8	$21.0	$27.8

The operating income results for the first quarter of 2003 include other charges, by segment, as follows:

	Card	Check	Corp	Total

	(In millions)
Contract termination costs	$8.8	$0.8	$—	$9.6
Brazil downsizing	2.7	—	—	2.7
Other severance charges	—	0.2	—	0.2
Write-down of collateral assignment in life insurance policies	—	—	0.1	0.1

	$11.5	$1.0	$0.1	$12.6

Card Services

In the first quarter of 2003, Card Services revenue of $157.2 million was unchanged in U.S. dollars compared with the prior year quarter. Currency translation reduced Card Services revenue growth by $3.2 million, or 2.1 percent.

North American card issuer revenue in the first quarter of 2003 of $85.9 million increased $10.3 million, or 13.7 percent, over the prior year quarter. This increase was fueled by strong transaction growth and new card issuance, the Netzee acquisition in December 2002, price increases, and revenue associated with products and services that gained momentum in the second quarter of last year. Card transactions increased 10.6 percent over the prior year quarter, driven by a 22.0 percent growth in debit transactions. As of March 31, 2003, we were processing 22.7 million cards in North America, which is an increase of 252,000 cards over the prior year-end. The Netzee acquisition contributed $3.4 million, or 4.6 percent of the North American card issuer revenue growth.

Merchant processing revenue in the first quarter of 2003 of $40.4 million declined $8.2 million, or 16.8 percent, below the prior year quarter. The loss of PayPal in the third quarter of 2002 contributed to a reduction in interchange pass-through revenue, which reduced merchant processing revenue growth by $7.8 million, or 16.0 percent. The purging of merchants who no longer met our risk profile criteria in November of last year was an additional factor that impacted first quarter revenue growth.

International card issuer revenue in the first quarter of 2003 of $27.5 million declined $4.5 million, or 14.1 percent, in US dollars below the prior year quarter. Currency translation reduced international card issuer revenue growth by $3.2 million, or 10.1 percent. The Banco Real deconversion at the beginning of March was the largest driver behind this decline. Unfavorable Brazilian currency rate comparisons, which more than offset positive comparisons in the U.K. and Australia, also impacted US dollar international card revenue growth. As of March 31, 2003, we were processing 23.1 million cards outside of North America, which is an 8.3 percent increase over the prior year quarter. Total international cards declined by 1.1 million below the prior year-end. Net of the 1.6 million card Banco Real deconversion, we added approximately 500,000 cards during the quarter. During the second quarter of 2003, our international card count will reflect a 2.0 million card reduction as we complete the planned deconversion of a private label portfolio in Brazil and delete inactive cards from certain portfolios.

Card issuer software and consulting revenue in the first quarter of 2003 of $3.3 million increased $2.3 million over the prior year quarter. This growth is driven by ongoing development work being performed for Halifax Bank of Scotland. This work is expected to conclude late this year.

Card Services operating income in the first quarter of 2003 of $20.0 million, which includes other charges of $11.5 million, decreased $4.7 million, or 19.0 percent below the prior year quarter. Favorable operating income trends attributable to strong top-line growth and cost efficiency gains in the North American card issuer business, a more favorable merchant processing cost structure and customer mix, on-going software development work in Europe, and lower technology costs in our South American card operations were more than offset by the impact of other charges of $11.5 million, which reduced total Card Services operating income growth by 46.7 percent.

Card Services operating margin of 12.7 percent in the first quarter of 2003, which reflects a 4.6 percent reduction for other charges, was below the 2002 first quarter margin of 15.7 percent.

Check Services

In the first quarter of 2003, Check Services revenue of $83.0 million increased $5.4 million, or 6.9 percent, in U.S. dollars over the prior year quarter. Currency translation increased Check Services revenue growth by $1.5 million, or 2.0 percent.

North American check revenue in the first quarter of 2003 of $69.0 million increased $2.6 million, or 3.9 percent, above the prior year quarter. Revenue growth was driven by new customer additions in late 2002 and the first quarter of 2003; however, growth was impacted by weak retail sales driven by poor weather conditions in parts of the U.S., the war, and soft consumer spending.

International check revenue in the first quarter of 2003 of $14.0 million increased $2.8 million, or 24.6 percent, in U.S. dollars above the prior year quarter. Currency translation increased Check Services revenue growth by $1.5 million, or 13.7 percent. This growth was attributable to increased guarantee volumes, as well as the introduction of new products and services.

Check Services operating income in the first quarter of 2003 of $6.0 million, which includes other charges of $1.0 million, decreased $1.4 million, or 18.6 percent, below the prior year quarter. Other charges, which reduced operating income growth by 13.9 percent, as well as check cashing start-up costs and lower than expected retail volumes contributed to the operating income decline. The pull back of old base volume, which is very high margin, has a large impact upon profitability.

Check Services operating margin of 7.2 percent in the first quarter of 2003, which reflects a 1.3 percent reduction for other charges, was below the 2002 first quarter margin of 9.5 percent.

General Corporate

Corporate expense in the first quarter of 2003 of $5.0 million, which includes other charges of $0.1 million, increased $0.8 million over the prior year quarter due to the timing of certain administrative costs, including professional fees and relocation expenses.

Liquidity and Capital Resources

Operating Activities. We continue to generate significant cash flow from operating activities, totaling $48.6 million in the first quarter of 2003, an increase of $22.5 million over the first quarter of 2002. The 2003 first quarter cash flow was produced from net income of $12.2 million, adjusted for depreciation and amortization of $9.8 million and non-cash items of $4.0 million, and $22.6 million related to net working capital items.

The working capital items primarily include accounts receivable, claims accounts, and current assets and liabilities on the balance sheet. The increase in these balances on the balance sheet was driven by the timing of collection and settlement of accounts receivable and claims, as well as the accrual of certain amounts in the first quarter of 2003 that will not be funded until the second or third quarters of 2003, including the $9.6 million contract termination fee and certain severance charges.

We used our cash flow from operating activities primarily to reinvest in our existing businesses, through expenditures for equipment and systems development; fund treasury stock purchases; and repay long-term debt.

Investing Activities. Capital expenditures in the first quarter of 2003 of $8.4 million decreased $3.7 million below the prior year quarter. Capital expenditures in the first quarter of 2003 were primarily for processing equipment and software in our global card issuing operations, systems development for new products and services. We still expect our full year capital expenditures to approximate $40 million to $45 million in 2003.

Financing Activities. Net repayments on our revolving credit facility were $7.2 million in the first quarter of 2003 compared with $25 million in the prior year quarter. Our outstanding debt balance at March 31, 2003 was $207.0 million. We repurchased 500,000 shares of common stock during the 2003 first quarter at a total cost of $11.8 million. This leaves approximately $6.2 million of additional repurchase authority available. There were no repurchases of common stock during the prior year quarter. Proceeds from the exercise of stock options in the first quarter of 2003 totaled $0.5 million, compared with $8.5 million in the prior year quarter.

As noted in Note 8 to our consolidated financial statements, we entered into a ten-year agreement with IBM in March 2003, which will replace our existing agreement with EDS for U.S. data processing services. The transition from EDS to IBM is anticipated to be completed in the third quarter of 2003. This new agreement has changed our estimated aggregate data processing contractual obligations from $206.5 at December 31, 2002 to $239.8 million as of March 31, 2003, with expiration dates ranging from 2006 through 2013. Note 8 to the consolidated financial statements also describes certain off-balance sheet arrangements in the form of synthetic leases.

We believe that our current level of cash and cash equivalents, $34.6 million as of March 31, 2003, future cash flows from operations, and the amounts available under our revolving credit facility, which totaled $93.0 million as of March 31, 2003, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

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

Seasonality, Inflation, and Economic Downturns

We are subject to certain seasonal fluctuations such as peak activity during the holiday buying season. We do not believe that inflation has had a material effect on our operating results; however, inflation could adversely affect our financial results were it to result in a substantial weakening in economic conditions that adversely affects the level of consumer spending. Our check revenue growth has continued to be impacted by weak retail sales driven in part by soft consumer spending.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about our business and our industry. They are not guarantees of future performance and are subject to risks and uncertainties, many of which are beyond our control, that may cause actual results to differ significantly from what is expressed in those statements. In addition to important factors described elsewhere in this report, factors that could, either individually or in the aggregate, affect our performance include matters such as our ability to maintain or improve our competitive positions against current and potential competitors; the level of economic growth, which tends to impact consumer spending by credit cards, debit cards or checks; a reversal of the trend of increasing demand for card processing outsourcing services in international markets, a reversal in the trend of increasing point-of-sale check fraud, or other factors affecting the demand for our products and services; loss of key customer contracts or strategic relationships; security failures with regard to our databases or failures in our key operating systems, which may impact our reputation and the ongoing demand for our products and services; changes in or increased regulation applicable to our businesses or those of our customers pertaining to credit availability, data usage, debt usage, debt collection or other areas; changes in industry standards for our or our customers’ businesses; other risks associated with investments and operations in foreign countries that may increase our costs or reduce our revenue, including exchange rate fluctuations and local political, social, and economic factors. These factors are described in greater detail in our annual report on Form 10-K for the year ended December 31, 2002.

Item 4.

Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), was carried out under the supervision and with the participation of the Company’s management, including the chief executive and chief financial officers, within the 90-day period preceding the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s chief executive and chief financial officers have concluded that such controls and procedures were effective as of the date of their last evaluation. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

On March 18, 2003, the U.S. District Court for the Eastern District of California signed an order preliminarily approving the settlement of the class action lawsuit entitled Gary and Nancy Ballard, et. al. v. Equifax Check Services, Inc. (now known as Certegy Check Services, Inc.), including the plan of distribution and the class notice. See Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2002 for further information on this proceeding. As required, the Company remitted $3.975 million in April 2003 to a trust for ultimate distribution to the plaintiffs once final approval is granted.

Item 4.

Submission of Matters to a Vote of Security Holders

(a) On Thursday, May 8, 2003, the Company held its annual meeting of shareholders. As of March 10, 2003, there were 65,989,400 shares issued, outstanding and entitled to vote at the annual meeting of shareholders. Represented at the meeting in person or by proxy were 58,162,044 shares of common stock representing 87.88% of the shares of common stock outstanding as of March 10, 2003.

(b) Below is a brief description of each matter voted on at the annual meeting, each more fully described in the Company’s definitive Proxy Statement, dated March 28, 2003:

(i) Election of one Class III director to serve until the 2004 annual meeting of shareholders: Phillip B. Lassiter (57,680,982 votes “for” and 481,062 votes “withheld”);

(ii) Election of one Class I director to serve until the 2005 annual meeting of shareholders: Keith W. Hughes (57,668,403 votes “for” and 493,641 votes “withheld”);

(iii) Election of three Class II directors to serve until the 2006 annual meeting of shareholders: Robert H. Bohannon (57,681,825 votes “for” and 480,219 votes “withheld”); Richard N. Child (57,685,026 votes “for” and 477,018 votes “withheld”); Lee A. Kennedy (57,586,864 votes “for” and 575,180 votes “withheld”).

The names of the other Directors whose terms of office as Directors continued after this meeting are as follows: Charles T. Doyle, David K. Hunt and Kathy Brittain White.

Item 5.

Other Information

Pursuant to Exchange Act Release 47583, Certegy is filing the following information required by Item 11 of Form 8-K under this Item 5 of Form 10-Q.

On May 6, 2003, as required by section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974, as amended, Certegy received notice from the plan administrator of the Certegy Inc. 401(k) Plan (the “Plan”) regarding a “blackout period” during which certain transactions in Plan assets, including in the Certegy Common Stock fund, will be suspended.

This blackout period, which is expected to begin on June 17, 2003 and end on July 31, 2003, is due to a change in record keepers for the Plan and applies to Certegy’s Common Stock, Par Value $0.01 Per Share and derivative securities thereof, as defined in Regulation BTR promulgated under the Securities Exchange Act of 1934, as amended. During the blackout period, the ability of Plan participants to direct or diversify their investments (including in the Certegy Common Stock fund), obtain a loan from the Plan or obtain a distribution from the Plan will be suspended.

Inquiries about the blackout period should be directed to Walter M. Korchun, Corporate Vice President, General Counsel, and Secretary, Certegy Inc., 11720 Amber Park Drive, Alpharetta, Georgia 30004, telephone no. (678) 867-8000.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

The following is a list of Exhibits included as part of this report:

Exhibit No	Description

99.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K:

During the first quarter of 2003, the Company filed the following reports on Form 8-K:

1.

On January 24, 2003, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release announcing the Company’s financial results for the fourth quarter of 2002 and fiscal year 2002.

2.

On March 21, 2003, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release announcing the Company’s new agreement with IBM for on demand technology services for its United States operations, and the termination of its EDS agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: May 15, 2003	CERTEGY INC
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

Date: May 15, 2003
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

Date: May 15, 2003
/s/ MICHAEL T. VOLLKOMMER

Michael T. Vollkommer Corporate Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are being filed with this report:

Exhibit No	Description

99.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.