Form 10-Q
period 2003-06-30
CERTEGY INC
filed 2003-08-04
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at July 31, 2003
Common stock, $0.01 par value	66,216,221

CERTEGY INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2003	2002
Revenues	$247,392	$255,369

Operating expenses:
Costs of services	180,977	189,131
Selling, general and administrative expenses	29,450	27,920
Other (Note 3)	(437)	—

	209,990	217,051

Operating income	37,402	38,318
Other income, net	828	587
Interest expense	(1,628)	(1,748)

Income before income taxes	36,602	37,157
Provision for income taxes	(13,634)	(14,213)

Net income	$22,968	$22,944

Basic (Note 4):
Earnings per share	$0.35	$0.33

Average shares outstanding	65,536	69,052

Diluted (Note 4):
Earnings per share	$0.35	$0.33

Average shares outstanding	66,077	70,404

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2003	2002
Revenues	$487,561	$490,211

Operating expenses:
Costs of services	357,034	368,239
Selling, general and administrative expenses	59,966	55,873
Other (Note 3)	12,203	—

	429,203	424,112

Operating income	58,358	66,099
Other income, net	983	771
Interest expense	(3,309)	(3,726)

Income before income taxes	56,032	63,144
Provision for income taxes	(20,872)	(24,153)

Net income	$35,160	$38,991

Basic (Note 4):
Earnings per share	$0.54	$0.57

Average shares outstanding	65,687	68,968

Diluted (Note 4):
Earnings per share	$0.53	$0.56

Average shares outstanding	66,170	70,200

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,819	$14,166
Settlement deposits	28,284	27,104
Trade accounts receivable, net of allowance for doubtful accounts of $1,756 and $2,628, respectively	90,675	104,597
Settlement receivables	120,061	78,636
Claims recoverable	34,618	50,309
Other current assets	34,355	37,188

Total current assets	347,812	312,000
Property and equipment, net	37,929	38,637
Goodwill, net (Note 5)	186,080	168,956
Other intangible assets, net (Note 5)	29,221	31,342
Systems development and other deferred costs, net	110,655	96,706
Other assets, net (Note 6)	57,372	54,500

Total assets	$769,069	$702,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$23,632	$22,916
Settlement payables	148,345	105,740
Claims payable	27,650	48,306
Accrued salaries and bonuses	9,918	10,639
Income taxes payable	14,347	8,545
Other current liabilities	65,808	54,784

Total current liabilities	289,700	250,930
Long-term debt (Note 7)	185,000	214,200
Deferred income taxes	33,327	32,801
Other long-term liabilities	7,377	5,767

Total liabilities	515,404	503,698

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 300,000 shares authorized; 69,507 shares issued in 2003 and 2002 and 66,168 and 66,396 shares outstanding in 2003 and 2002, respectively	695	695
Paid-in capital	248,362	249,115
Retained earnings	175,712	140,552
Deferred compensation	(12,690)	(9,116)
Accumulated other comprehensive loss	(85,884)	(114,799)
Treasury stock, at cost; 3,339 and 3,111 shares in 2003 and 2002, respectively	(72,530)	(68,004)

Total shareholders’ equity	253,665	198,443

Total liabilities and shareholders’ equity	$769,069	$702,141

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$35,160	$38,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,062	19,637
Noncash portion of other charges	2,233	—
Other, net	1,893	2,076
Deferred income taxes	748	6,679
Changes in assets and liabilities:
Accounts receivable, net	17,447	16,539
Current liabilities, excluding settlement and claims payables	12,598	(7,759)
Claims accounts, net	(2,865)	(7,408)
Other current assets	176	(1,640)
Other long-term liabilities	1,607	444
Other assets	(4,113)	1,690

Net cash provided by operating activities	84,946	69,249

Cash flows from investing activities:
Capital expenditures	(23,570)	(26,850)

Net cash used in investing activities	(23,570)	(26,850)

Cash flows from financing activities:
Net repayments of long-term debt	(29,200)	(48,000)
Treasury stock purchases	(11,796)	(11,408)
Proceeds from exercise of stock options	1,050	12,298
Other	—	(163)

Net cash used in financing activities	(39,946)	(47,273)

Effect of foreign currency exchange rates on cash	4,223	(1,408)

Net cash provided (used)	25,653	(6,282)
Cash and cash equivalents, beginning of period	14,166	27,674

Cash and cash equivalents, end of period	$39,819	$21,392

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share amounts or unless otherwise noted)

1. Basis of Presentation

The Company provides credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services (see Note 10 for segment information). Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, and the Dominican Republic. Additionally, Card Services provides merchant processing services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes to those statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K. Significant accounting policies disclosed in the annual report have not changed except as discussed in Note 2 and Note 9 with respect to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) and Note 2 with respect to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).

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

Stock-Based Compensation. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS 148, establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 148, which was issued in December 2002, requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the reported results. As permitted by the standards, the Company has elected to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the replacement date (for stock options that existed at the date of the Company’s spin-off from Equifax Inc.) and grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the following pro forma amounts for the three months and the six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income as reported	$22,968	$22,944	$35,160	$38,991
Pro forma compensation cost, net of tax	(1,845)	(2,151)	(4,036)	(6,024)

Pro forma net income	$21,123	$20,793	$31,124	$32,967

Earnings per share (basic):
As reported	$0.35	$0.33	$0.54	$0.57
Pro forma	$0.32	$0.30	$0.47	$0.48
Earnings per share (diluted):
As reported	$0.35	$0.33	$0.53	$0.56
Pro forma	$0.32	$0.30	$0.47	$0.47

3. Other Charges

During the first six months of 2003, the Company recorded other charges of $12.2 million ($7.7 million after-tax, or $0.12 per diluted share). These charges include $9.6 million of early termination costs associated with a data processing contract, $2.7 million of charges related to the downsizing of the Company’s Brazilian card operation, and $(0.1) million of other items. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 10 for details of these charges by segment.

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

Other Items. During the first six months of 2003, the Company recorded $0.2 million for severance charges in the Company’s international check operation due to the reorganization of certain departments and a $0.3 million market value recovery of the Company’s collateral assignment in life insurance policies held for the benefit of certain employees ($0.1 million write-down in the first quarter of 2003, offset by a $0.4 million recovery in the second quarter of 2003).

The following table summarizes the severance charges and contract termination costs incurred to date as described above, the movement in the accruals as of and for the six months ended June 30, 2003, and the ending balances in the accruals:

	Costs Incurred To Date	Payments	Accrual, June 30, 2003
Severance Charges	$910	$(839)	$71
Contract Termination Costs	9,804	(145)	9,659

Total	$10,714	$(984)	$9,730

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted average shares outstanding—basic	65,536	69,052	65,687	68,968
Effect of dilutive securities:
Stock options	394	1,246	336	1,126
Restricted stock	147	106	147	106

Weighted average shares outstanding—diluted	66,077	70,404	66,170	70,200

5. Goodwill and Other Intangible Assets

Information related to the Company’s goodwill by segment is as follows:

	June 30, 2003	December 31, 2002
Card Services	$157,413	$140,644
Check Services	28,667	28,312

	$186,080	$168,956

The change in the carrying amount of goodwill from December 31, 2002 to June 30, 2003 was the result of currency translation adjustments, primarily in Brazil.

Information related to the Company’s acquired intangible assets subject to amortization is as follows:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Merchant contracts	$24,000	$5,958	$24,000	$4,833
Other	12,880	1,701	12,840	665

	$36,880	$7,659	$36,840	$5,498

Net book value	$29,221		$31,342

The Company’s other intangible assets consist of data files, customer lists, and other acquired customer contracts, which are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $1.1 million and $0.8 million for the three months ended June 30, 2003 and 2002, respectively, and $2.2 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2004—$4.2 million; 2005—$4.1 million; 2006—$4.1 million; 2007—$4.1 million; and 2008—$2.6 million.

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

Other assets, net consist of the following:

	June 30, 2003	December 31, 2002
Prepaid pension cost	$20,174	$20,678
Purchased software	13,872	11,139
Deferred income taxes	5,113	4,244
Other	18,213	18,439

	$57,372	$54,500

7. Long-Term Debt

Revolving Credit Facility. In July 2001, the Company entered into a $300 million unsecured revolving credit facility with a group of commercial banks. This facility bears interest at an annual rate of LIBOR plus 100 basis points. This facility also contains certain financial covenants related to interest coverage and funded debt to cash flow, and borrowings under this facility are guaranteed by the Company’s subsidiaries. Borrowings on this facility are available to meet working capital and acquisition needs, if necessary. In June 2003, the Company signed an extension for one year for this facility, extending the term to July 2005. The Company had $185.0 million and $214.2 million outstanding under this facility at June 30, 2003 and December 31, 2002, respectively.

8. Shareholders’ Equity

Comprehensive Income. The components of comprehensive income for the three and the six months ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$22,968	$22,944	$35,160	$38,991
Change in cumulative foreign currency translation adjustment	24,004	(24,058)	29,168	(25,658)
Change in cumulative loss from cash flow hedging activities	(181)	(278)	(253)	(170)

Comprehensive income	$46,791	$(1,392)	$64,075	$13,163

Accumulated other comprehensive loss at June 30, 2003 and December 31, 2002 consists of the following components:

	June 30, 2003	December 31, 2002
Cumulative foreign currency translation adjustment	$(84,230)	$(113,398)
Cumulative loss from cash flow hedging activities	(1,654)	(1,401)

Accumulated other comprehensive loss	$(85,884)	$(114,799)

Treasury Stock. During the first quarter of 2003, the Company repurchased 500,000 shares of its common stock through open market transactions at an aggregate cost of $11.8 million. No additional repurchases were made in the second quarter of 2003. Combined with approximately 3.5 million shares the Company repurchased prior to 2003, the Company has repurchased a total of approximately 4.0 million shares, leaving approximately $6.2 million authorized for future share repurchases as of June 30, 2003. During 2003, the Company has reissued approximately 272,000 treasury shares in connection with employee stock option exercises and restricted stock awards.

9. Commitments and Contingencies

Synthetic Leases. The adoption of FIN 45 on January 1, 2003 as it relates to the residual value guarantees under the Company’s synthetic lease agreements did not have a material impact on the Company’s financial results.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), which is effective July 1, 2003. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

The Company is the tenant of certain real property located in Florida (the “Leased Property”) pursuant to the terms of a synthetic lease agreement dated December 30, 1999 (the “Synthetic Lease”) with an unconsolidated variable interest entity (the “VIE”), as landlord. The term of the Synthetic Lease expires on May 29, 2009, but can be renewed through May 30, 2014. In order to acquire the Leased Property, third parties have invested capital at risk equal to 3.5% of the assets of the VIE with the remainder being financed through a debt obligation. This, and certain other criteria, allow the Company to not consolidate the VIE in the Company’s financial statements prior to adopting FIN 46. Rather, the Company currently accounts for the arrangement as an operating lease. Accordingly, neither the leased facility nor the related debt is recorded in the Company’s accompanying consolidated balance sheets.

Upon notice to the VIE and the satisfaction of certain other conditions, the Company has the option to purchase the Leased Property at its original cost or to direct the sale of the facility to a third party. The Company also has guaranteed to the lessor that proceeds from a sale to a third party will be a certain percentage of the original fair market value of the Leased Property. At June 30, 2003, the maximum loss that the Company could incur under this guarantee approximated $18.7 million, plus accrued interest, if any. If the sales proceeds exceed the original fair market value of the Leased Property, the Company retains the excess. Based on current market conditions, the Company does not expect to be required to make payments under this residual value guarantee.

Upon adoption of FIN 46, the Company will consolidate the VIE and record a cumulative effect of accounting change adjustment. While the Company continues to evaluate the potential impact of adopting FIN 46, effective July 1, 2003, the Company currently estimates the adoption will result in a cumulative effect of accounting change expense of approximately $0.02 per diluted share in the third quarter of 2003. The Company does not expect that FIN 46 will have a material impact on its ongoing financial results.

If the Company had consolidated the VIE beginning January 1, 2003, property and equipment reported at June 30, 2003 would have increased by $21.3 million, which is net of accumulated depreciation of $1.9 million, long-term borrowings would have increased by $22.4 million, and a minority interest of $0.8 million would have been reported. Rental expense reported for the three months and the six months ended June 30, 2003 would have decreased by approximately $0.1 million and $0.2 million, respectively, while the depreciation expense would have increased by approximately $0.2 million and $0.3 million, respectively, and interest expense would have increased by approximately $0.1 million and $0.2 million, respectively.

Capital Lease Agreement. On July 9, 2003, the Company entered into a capital lease agreement with IBM. Under the terms of the agreement, the Company can lease various types of computer equipment under a pre-arranged pricing schedule with a four-year lease term. The Company expects that the maximum future obligation under the lease will approximate $2.5 million and the maximum future annual cash payment under the lease will approximate $1.0 million.

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

Litigation. On March 18, 2003, the U.S. District Court for the Eastern District of California signed an order preliminarily approving the settlement of the class action lawsuit entitled Gary and Nancy Ballard, et. al. v. Equifax Check Services, Inc. (now known as Certegy Check Services, Inc.), including the plan of distribution and the class notice. See Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2002 for further information on this proceeding. As required, the Company remitted $3.975 million, which was accrued in the third quarter of 2002, in April 2003 to a trust for ultimate distribution to the plaintiffs once final approval is granted. On July 21, 2003, the U.S. District Court granted final approval of the settlement and fully released Certegy from all claims in connection with this lawsuit.

10. Segment Information

Segment information for the three months and six months ended June 30, 2003 and 2002 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Card Services	$160,316	$172,512	$317,492	$329,731
Check Services	87,076	82,857	170,069	160,480

	$247,392	$255,369	$487,561	$490,211

Operating income:
Card Services	$31,867	$31,146	$51,825	$55,790
Check Services	8,999	11,226	14,973	18,562

	40,866	42,372	66,798	74,352
General Corporate Expense	(3,464)	(4,054)	(8,440)	(8,253)

	$37,402	$38,318	$58,358	$66,099

The above general corporate expense for the three months ended June 30, 2003 includes a $0.4 million market value recovery of the Company’s collateral assignment in life insurance policies (Note 3).

The above operating income for the six months ended June 30, 2003 includes other charges (Note 3) as follows:

	Contract Termination Costs	Brazil Downsizing	Other	Total
Card Services	$8,757	$2,740	$—	$11,497
Check Services	865	—	156	1,021
General Corporate Expense	—	—	(315)	(315)

	$9,622	$2,740	$(159)	$12,203

Total assets by segment at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
Card Services	$536,821	$461,347
Check Services	185,270	202,681

	722,091	664,028
Corporate	46,978	38,113

	$769,069	$702,141

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months and the six months ended June 30, 2003 and 2002, including the notes to those statements, included elsewhere in this report. We also recommend that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002.

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

Our card issuer services enable banks, credit unions, retailers, and others to issue Visa and MasterCard credit and debit cards, private label cards, and other electronic payment cards. Additionally, we began processing American Express cards in New Zealand in late 2002 and in the Dominican Republic in January 2003. Our e-banking services, which are part of our card issuer services, enable financial institutions to offer Internet banking, electronic bill payment, and cash management to consumers and businesses. Merchant processing services enable retailers and other businesses to accept credit, debit, and other electronic payment cards from purchasers of their goods and services, while card issuer software, support, and consulting services allow customers to manage their credit card programs.

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

Other Charges. During the second quarter of 2003, we recorded a $0.4 million ($0.3 million after tax, or $0.004 per diluted share) market value recovery of our collateral assignment in life insurance policies held for the benefit of certain employees within operating expenses. During the first six months of 2003, we recorded other charges of

$12.2 million ($7.7 million after-tax, or $0.12 per diluted share) within operating expenses. These charges include $9.6 million of early termination costs associated with a data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation primarily due to the loss of a large customer, Banco Real, in March 2003, and $(0.1) million of other items. These charges were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 3 in the consolidated financial statements for a detailed explanation of these charges.

Summary of 2003 Second Quarter Consolidated Financial Results

A summary of the 2003 second quarter consolidated financial results, as compared to the 2002 second quarter, is as follows:

•	Revenues declined 3.1 percent to $247.4 million.

•	Operating income of $37.4 million decreased 2.4 percent.

•	Interest expense totaled $1.6 million, a decline of 6.9 percent.

•	Net income of $23.0 million increased 0.1 percent.

•	Diluted earnings per share of $0.35 increased 6.1 percent.

•	Total debt outstanding at June 30, 2003 was $185.0 million, down from $214.2 million at December 31, 2002.

•	Cash flows from operations for the first six months of 2003 were $84.9 million.

•	Capital expenditures for the first six months of 2003 totaled $23.6 million.

Consolidated Results of Operations

The following table summarizes our consolidated results for the three months and the six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003*	2002	2003*	2002
Revenues	$247.4	$255.4	$487.6	$490.2
Operating income	$37.4	$38.3	$58.4	$66.1
Other income, net	$0.8	$0.6	$1.0	$0.8
Interest expense	$(1.6)	$(1.7)	$(3.3)	$(3.7)
Net income	$23.0	$22.9	$35.2	$39.0
Basic earnings per share	$0.35	$0.33	$0.54	$0.57
Diluted earnings per share	$0.35	$0.33	$0.53	$0.56

*The consolidated results for the three months and the six months ended June 30, 2003 include a $0.4 million ($0.3 million after-tax, or $0.004 per diluted share) market value recovery on life insurance policies and other charges of $12.2 million ($7.7 million after-tax, or $0.12 per diluted share), respectively, as previously described.

Consolidated Revenues

Second Quarter 2003 compared with Second Quarter 2002

Consolidated revenue in the second quarter of 2003 of $247.4 million declined $8.0 million, or 3.1 percent, below the second quarter of 2002. Currency translation increased consolidated revenue growth by $1.9 million, or 0.8 percent. Card Services revenue decreased $12.2 million, or 7.1 percent, when compared to the prior year quarter as growth in North American card issuer revenue was offset by declines in merchant processing revenue, driven by the loss of PayPal, a large customer that moved its account to its new owner’s processor during the third quarter of 2002, and international card issuer revenue, due to the loss of Banco Real as a customer in March 2003. Check Services experienced revenue growth of $4.2 million, or 5.1 percent.

See further discussion of segment results starting on page 19.

First Six Months 2003 compared with First Six Months 2002

Consolidated revenue in the first six months of 2003 of $487.6 million declined $2.7 million, or 0.5 percent, below the first six months of 2002. Currency translation increased consolidated revenue growth by $0.2 million, or less than 1.0 percent. Card Services revenue decreased $12.2 million, or 3.7 percent, when compared to the prior year period as growth in North American card issuer revenue was offset by declines in merchant processing revenue, driven by the loss of PayPal in the third quarter of 2002, and international card issuer revenue, due to the loss of Banco Real as a customer in March 2003. Check Services experienced revenue growth of $9.6 million, or 6.0 percent.

See further discussion of segment results starting on page 19.

Consolidated Operating Expenses

Second Quarter 2003 compared with Second Quarter 2002

Consolidated operating expenses in the second quarter of 2003 of $210.0 million, which include a $0.4 million market value recovery on our collateral assignment in life insurance policies, decreased $7.1 million, or 3.3 percent, below the second quarter of 2002. Operating expenses for Card Services of $128.4 million decreased $12.9 million, or 9.1 percent, while operating expenses for Check Services of $78.1 million increased $6.4 million, or 9.0 percent. General corporate expense of $3.5 million decreased $0.6 million, or 14.6 percent, primarily due to the $0.4 million market value recovery of our collateral assignment in life insurance policies recorded in the second quarter of 2003.

Costs of services in the second quarter of 2003 of $181.0 million decreased $8.2 million, or 4.3 percent, below the second quarter of 2002. Costs of services for Card Services of $115.4 million decreased $13.2 million, or 10.3 percent, while costs of services for Check Services of $65.6 million increased $5.0 million, or 8.3 percent. The decrease in cost of services for Card Services was driven by the loss of Banco Real in Brazil at the beginning of March 2003 and lower merchant processing interchange pass-through fees driven by the loss of PayPal, partially offset by higher volumes in our card issuer businesses outside of Brazil and the Netzee acquisition in December 2002. Merchant processing costs of services included interchange pass-through fees of $34.5 million in the second quarter of 2003 compared with $43.9 million in the prior year quarter. The increase in Check Services was attributable to higher check volumes, incremental start-up costs related to our check cashing business, the write-off of a $0.9 million receivable in our core check business, and currency exchange.

Selling, general, and administrative (“SG&A”) expenses in the second quarter of 2003 of $29.5 million increased $1.5 million, or 5.5 percent. SG&A expenses for Card Services of $13.0 million increased $0.3 million, or 2.2 percent, while SG&A expenses for Check Services of $12.5 million increased $1.4 million, or 12.6 percent. The increase in SG&A expenses for Card Services was primarily driven by the Netzee acquisition, partially offset by the downsizing of our Brazilian card operation in March 2003. The increase in Check Services SG&A expense was attributable to increased selling costs, incremental check cashing expenses, and currency exchange. Corporate SG&A expenses of $3.9 million decreased $0.2 million, or 3.8 percent, due to the timing of certain administrative costs compared with the second quarter of 2002.

First Six Months 2003 compared with First Six Months 2002

Consolidated operating expenses in the first six months of 2003 of $429.2 million, which include other charges of $12.2 million, increased $5.1 million, or 1.2 percent, over the first six months of 2002. Operating expenses for Card Services of $265.7 million, which include other charges of $11.5 million, decreased $8.3 million, or 3.0 percent, while operating expenses for Check Services of $155.1 million, which include other charges of $1.0 million, increased $13.2 million, or 9.3 percent. General corporate expense of $8.4 million, which includes other items of $(0.3) million, increased $0.2 million, or 2.3 percent.

Costs of services in the first six months of 2003 of $357.0 million decreased $11.2 million, or 3.0 percent, below the first six months of 2002. Costs of services for Card Services of $227.8 million decreased $21.1 million, or 8.5 percent, while costs of services for Check Services of $129.2 million increased $9.9 million, or 8.3 percent. The decrease in cost of services for Card Services was driven by the loss of Banco Real in Brazil at the beginning of March 2003 and lower merchant processing interchange pass-through fees driven by the loss of PayPal, partially offset by higher volumes in our card issuer businesses outside of Brazil and the Netzee acquisition in December 2002. Merchant processing costs of services included interchange pass-through fees of $66.2 million in the first six months of 2003 compared with $83.4 million in the prior year period. The increase in Check Services was attributable to higher check volumes, incremental start-up costs related to our check cashing business, the write-off of a $0.9 million receivable in our core check business, and currency exchange.

Selling, general, and administrative expenses in the first six months of 2003 of $60.0 million increased $4.1 million, or 7.3 percent. SG&A expenses for Card Services of $26.4 million increased $1.4 million, or 5.6 percent, while SG&A expenses for Check Services of $24.8 million increased $2.2 million, or 9.7 percent. The increase in SG&A expenses for Card Services was driven by the growth in our international card issuer businesses outside of Brazil and the Netzee acquisition, partially offset by the downsizing of our Brazilian card operation in March 2003. The increase in Check Services SG&A expense was attributable to increased selling costs, incremental check cashing expenses, and currency exchange. Corporate SG&A expenses of $8.8 million increased $0.5 million, or 6.1 percent, due to the timing of certain administrative costs compared with the first six months of 2002.

Consolidated Operating Income

Second Quarter 2003 compared with Second Quarter 2002

Consolidated operating income in the second quarter of 2003 of $37.4 million, which includes a $0.4 million market value recovery on our collateral assignment in life insurance policies, decreased $0.9 million, or 2.4 percent, below the second quarter of 2002. Card Services operating income of $31.9 million increased $0.7 million, or 2.3 percent, while Check Services operating income of $9.0 million decreased $2.2 million, or 19.8 percent. General corporate expense of $3.5 million, which includes a $0.4 million market value recovery of our collateral assignment in life insurance policies, decreased $0.6 million, or 14.6 percent.

Operating income growth experienced in the second quarter of 2003, which was driven by strong revenue growth in our card issuer businesses outside of Brazil, reduced merchant processing interchange pass-through fees, and cost efficiencies throughout the Company, was more than offset by decreased profits in Check Services and our Brazilian card business.

Our consolidated operating margin of 15.1 percent in the second quarter of 2003 approximated the 2002 second quarter margin of 15.0 percent.

See further discussion of segment results starting on page 19.

First Six Months 2003 compared with First Six Months 2002

Consolidated operating income in the first six months of 2003 of $58.4 million, which includes other charges of $12.2 million, decreased $7.7 million, or 11.7 percent, below the first six months of 2002. Card Services operating income of $51.8, which includes other charges of $11.5 million, decreased $4.0 million, or 7.1 percent, while Check Services operating income of $15.0 million, which includes other charges of $1.0 million, decreased $3.6 million, or 19.3 percent. General corporate expense of $8.4 million, which includes a $0.3 million market value recovery of our collateral assignment in life insurance policies, increased $0.2 million, or 2.3 percent.

Operating income growth experienced in the first six months of 2003, which was driven by strong revenue growth in our card issuer businesses outside of North America, reduced merchant processing interchange pass-through fees, and cost efficiencies throughout the Company, was more than offset by the impact of other charges of $12.2 million, which reduced consolidated operating income growth by 18.5 percent, and the decreased profits in Check Services and our Brazilian card business.

Our consolidated operating margin of 12.0 percent in the first six months of 2003, which reflects a 2.5 percent reduction for other charges, was below the 2002 first six months margin of 13.5 percent.

See further discussion of segment results starting on page 19.

Consolidated Other Income, Net

Other income, net in 2003 and 2002 principally consists of interest income and net foreign exchange gains.

Consolidated Interest Expense

Interest expense during the second quarter and the first six months of 2003 totaled $1.6 million and $3.3 million, respectively. This is a 6.9 percent and 11.2 percent reduction from the prior year periods, respectively, attributable to lower average debt levels and more favorable interest rates. Total debt outstanding at June 30, 2003 was $185.0 million, down $29.2 million from December 31, 2002.

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

Consolidated Net Income and Earnings per Share

Second Quarter 2003 compared with Second Quarter 2002

Net income in the second quarter of 2003 of $23.0 million, which includes a $0.4 million ($0.3 million after-tax) market value recovery of our collateral assignment in life insurance policies, increased 0.1 percent over the prior year quarter.

Diluted earnings per share in the second quarter of 2003 of $0.35 increased $0.02, or 6.1 percent, over the prior year quarter. The repurchase of 3.5 million shares of common stock subsequent to the second quarter of 2002 had a favorable impact on earnings per share compared with the prior year quarter.

First Six Months 2003 compared with First Six Months 2002

Net income in the first six months of 2003 of $35.2 million, which includes other charges of $12.2 million ($7.7 million after-tax), decreased $3.8 million, or 9.8 percent.

Diluted earnings per share in the first six months of 2003 of $0.53, which includes other charges of $0.12 per diluted share, decreased $0.03, or 5.4 percent, below the prior year period. Other charges reduced diluted earnings per share growth by 21.4 percent, while the repurchase of 3.5 million shares of common stock subsequent to the first six months of 2002 had a favorable impact on earnings per share compared with the prior year period.

Segment Results

The following table summarizes the segment results for the three months and the six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,
	Revenues		Operating Income		Revenues		Operating Income
	2003	2002	2003	2002	2003	2002	2003	2003
	(In millions)
Card Services	$160.3	$172.5	$31.9	$31.1	$317.5	$329.7	$51.8	$55.8
Check Services	87.1	82.9	9.0	11.2	170.1	160.5	15.0	18.6

	247.4	255.4	40.9	42.3	487.6	490.2	66.8	74.4
General Corporate Expense	—	—	(3.5)	(4.0)	—	—	(8.4)	(8.3)

	$247.4	$255.4	$37.4	$38.3	$487.6	$490.2	$58.4	$66.1

The operating income results for the three months and the six months ended June 30, 2003 include other charges, by segment, as follows:

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003
	Card	Check	Corp	Total	Card	Check	Corp	Total
	(In millions)
Contract termination costs	$—	$—	$—	$—	$8.8	$0.8	$—	$9.6
Brazil downsizing	—	—	—	—	2.7	—	—	2.7
Other severance charges	—	—	—	—	—	0.2	—	0.2
Market value recovery of collateral assignment in life insurance policies	—	—	(0.4)	(0.4)	—	—	(0.3)	(0.3)

	$—	$—	$(0.4)	$(0.4)	$11.5	$1.0	$(0.3)	$12.2

Card Services

Second Quarter 2003 compared with Second Quarter 2002

In the second quarter of 2003, Card Services revenue of $160.3 million declined $12.2 million, or 7.1 percent, below the prior year quarter. Currency translation increased Card Services revenue growth by $0.5 million, or 0.3 percent.

North American card issuer revenue in the second quarter of 2003 of $92.6 million increased $7.9 million, or 9.3 percent, over the prior year quarter. This increase was fueled by strong transaction growth and new product and service offerings. Card transactions increased 9.8 percent over the prior year quarter, driven by an 18.2 percent growth in debit transactions. As of June 30, 2003, we were processing 23.0 million cards in North America, which is an increase of 261,000 cards during the quarter.

Merchant processing revenue in the second quarter of 2003 of $43.7 million declined $10.6 million, or 19.5 percent, below the prior year quarter. The loss of PayPal in the third quarter of 2002 contributed to a reduction in interchange pass-through revenue, which reduced merchant processing revenue growth by $9.4 million, or 17.4 percent. The purging of merchants who no longer met our risk profile criteria in November of last year was an additional factor that impacted second quarter revenue growth.

International card issuer revenue in the second quarter of 2003 of $21.7 million declined $9.7 million, or 30.9 percent, in U.S. dollars below the prior year quarter. Currency translation increased international card issuer revenue growth by $0.5 million, or 1.6 percent. The Banco Real deconversion at the beginning of March 2003 was the largest driver behind this decline, which offset the strong growth outside of South America. As of June 30, 2003, we were processing 22.1 million cards outside of North America, which is a 1.0 million card decline from the previous quarter. During the second quarter of 2003, we reduced our international card count by approximately 2.4 million cards as we completed the planned deconversion of a private label portfolio in Brazil and deleted inactive cards. Net of this reduction, we added 1.4 million cards to the international portfolio during the second quarter of 2003.

Card issuer software and consulting revenue in the second quarter of 2003 of $2.3 million increased $0.2 million over the prior year quarter. This growth is driven by ongoing development work being performed for a European bank. This work is expected to conclude late this year.

Card Services operating income in the second quarter of 2003 of $31.9 million increased $0.7 million, or 2.3 percent, above the prior year quarter. Favorable operating income trends attributable to strong top-line growth outside of South America and cost efficiency gains in the North American card issuer business, a more favorable merchant processing cost structure and customer mix, and on-going software development work in Europe drove this growth.

Card Services operating margin of 19.9 percent in the second quarter of 2003 was above the 2002 second quarter margin of 18.1 percent.

First Six Months 2003 compared with First Six Months 2002

In the first six months of 2003, Card Services revenue of $317.5 million declined $12.2 million, or 3.7 percent, compared with the prior year period. Currency translation reduced Card Services revenue growth by $2.8 million, or 0.8 percent.

North American card issuer revenue in the first six months of 2003 of $178.5 million increased $18.2 million, or 11.4 percent, over the prior year period. This increase was fueled by strong transaction growth and new card issuance, the Netzee acquisition in December 2002, price increases, and revenue associated with new products and services. Card transactions increased 10.5 percent over the prior year period, driven by a 20.0 percent growth in debit transactions. As of June 30, 2003, we were processing 23.0 million cards in North America, which is an increase of 513,000 cards over the prior year-end.

Merchant processing revenue in the first six months of 2003 of $84.1 million declined $18.7 million, or 18.2 percent, below the prior year period. The loss of PayPal in the third quarter of 2002 contributed to a reduction in interchange pass-through revenue, which reduced merchant processing revenue growth by $17.2 million, or 16.7 percent. The purging of merchants who no longer met our risk profile criteria in November of last year was an additional factor that impacted the first six months revenue growth.

International card issuer revenue in the first six months of 2003 of $49.2 million declined $14.2 million, or 22.4 percent, in U.S. dollars below the prior year period. Currency translation reduced international card issuer revenue growth by $2.8 million, or 4.3 percent. The Banco Real deconversion at the beginning of March 2003 was the largest driver behind this decline, which offset the strong growth outside of South America. Unfavorable Brazilian currency rate comparisons, which more than offset positive comparisons in the U.K. and Australia, also impacted U.S. dollar international card revenue growth. As of June 30, 2003, we were processing 22.1 million cards outside of North America, which is a 2.1 million card decline over the prior year-end. Approximately 1.6 million of this decline is attributable to the Banco Real deconversion in March 2003. Additionally, during the second quarter of 2003, we reduced our international card count by approximately 2.4 million cards as we completed the planned deconversion of a private label portfolio in Brazil and deleted inactive cards. Net of these reductions, we added 1.9 million cards to the international portfolio during the first six months of 2003.

Card issuer software and consulting revenue in the first six months of 2003 of $5.7 million increased $2.5 million over the prior year period. This growth is driven by ongoing development work being performed for a European bank. This work is expected to conclude late this year.

Card Services operating income in the first six months of 2003 of $51.8 million, which includes other charges of $11.5 million, decreased $4.0 million, or 7.1 percent, below the prior year period. Favorable operating income trends attributable to strong top-line growth outside of South America and cost efficiency gains in the North American card issuer business, a more favorable merchant processing cost structure and customer mix, and on-going software development work in Europe were more than offset by the impact of other charges of $11.5 million, which reduced total Card Services operating income growth by 20.6 percent, and the decreased profits in our Brazilian card business.

Card Services operating margin of 16.3 percent in the first six months of 2003, which reflects a 3.6 percent reduction for other charges, was below the 2002 first six months margin of 16.9 percent.

Check Services

Second Quarter 2003 compared with Second Quarter 2002

In the second quarter of 2003, Check Services revenue of $87.1 million increased $4.2 million, or 5.1 percent, in U.S. dollars over the prior year quarter. Currency translation increased Check Services revenue growth by $1.4 million, or 1.7 percent.

North American check revenue in the second quarter of 2003 of $72.2 million increased $1.8 million, or 2.5 percent, above the prior year quarter. Revenue growth was driven by new customer additions; however, growth was impacted by weak retail sales driven by soft consumer spending.

International check revenue in the second quarter of 2003 of $14.9 million increased $2.4 million, or 19.4 percent, in U.S. dollars above the prior year quarter. Currency translation increased Check Services revenue growth by $1.4 million, or 11.5 percent. This growth was attributable to increased guarantee volumes, as well as the introduction of new products and services.

Check Services operating income in the second quarter of 2003 of $9.0 million decreased $2.2 million, or 19.8 percent, below the prior year quarter. Incremental check cashing start-up costs of $0.6 million, a $0.9 million receivable write-off in our core check business, and lower than expected retail volumes contributed to the operating income decline.

Check Services operating margin of 10.3 percent in the second quarter of 2003 was below the 2002 second quarter margin of 13.5 percent.

First Six Months 2003 compared with First Six Months 2002

In the first six months of 2003, Check Services revenue of $170.1 million increased $9.6 million, or 6.0 percent, in U.S. dollars over the prior year period. Currency translation increased Check Services revenue growth by $3.0 million, or 1.9 percent.

North American check revenue in the first six months of 2003 of $141.2 million increased $4.4 million, or 3.2 percent, above the prior year period. Revenue growth was driven by new customer additions; however, growth was impacted by weak retail sales driven by poor weather conditions in parts of the U.S., the war, and soft consumer spending.

International check revenue in the first six months of 2003 of $28.9 million increased $5.2 million, or 21.9 percent, in U.S. dollars above the prior year period. Currency translation increased Check Services revenue growth by $3.0 million, or 12.6 percent. This growth was attributable to increased guarantee volumes, as well as the introduction of new products and services.

Check Services operating income in the first six months of 2003 of $15.0 million, which includes other charges of $1.0 million, decreased $3.6 million, or 19.3 percent, below the prior year period. Other charges, which reduced operating income growth by 5.5 percent, as well as incremental check cashing start-up costs of $0.8 million, a $0.9 million receivable write-off in our core check business, and lower than expected retail volumes contributed to the operating income decline.

Check Services operating margin of 8.8 percent in the first six months of 2003, which reflects a 0.6 percent reduction for other charges, was below the 2002 first six months margin of 11.6 percent.

General Corporate

Second Quarter 2003 compared with Second Quarter 2002

Corporate expense in the second quarter of 2003 of $3.5 million decreased $0.6 million below the prior year quarter due to a $0.4 million market value recovery of our collateral assignment in life insurance policies recorded in the second quarter of 2003 and the timing of certain administrative costs compared with the second quarter of 2002.

First Six Months 2003 compared with First Six Months 2002

Corporate expense in the first six months of 2003 of $8.4 million increased $0.2 million over the prior year period due to the timing of certain administrative costs compared with the first six months of 2002, which was partially offset by a $0.3 million market value recovery of our collateral assignment in life insurance policies recorded in the first six months of 2003.

Liquidity and Capital Resources

Operating Activities. We continue to generate significant cash flow from operating activities, totaling $84.9 million in the first six months of 2003, an increase of $15.7 million over the first six months of 2002. The 2003 cash flow was produced from net income of $35.2 million, adjusted for depreciation and amortization of $20.1 million and non-cash items of $4.9 million, and $24.8 million related to net working capital items.

The working capital items primarily include a decrease in our accounts receivable balance and an increase in our current liabilities balance on the balance sheet. The decrease in our accounts receivable balance was driven by the timing of the collection of receivables, while the increase in our current liabilities balance is due to the accrual of certain amounts in the first six months of 2003 that will not be funded until the second half of 2003, including income taxes, insurance, and a $9.6 million contract termination fee.

We used our cash flow from operating activities primarily to reinvest in our existing businesses, through expenditures for equipment and systems development; repay long-term debt; and fund treasury stock purchases.

Investing Activities. Capital expenditures in the first six months of 2003 of $23.6 million decreased $3.3 million below the prior year period. Capital expenditures in the first six months of 2003 were primarily for processing equipment and software in our global card issuing operations, systems development for new products and services, and kiosk capital investment for our 7-Eleven check cashing program. We expect our full year capital expenditures to approximate $45 million in 2003.

Financing Activities. Net repayments on our revolving credit facility were $29.2 million in the first six months of 2003 compared with $48.0 million in the prior year period. Our outstanding debt balance at June 30, 2003 was $185.0 million. We repurchased 500,000 shares of common stock during the first six months of 2003 at a total cost of $11.8 million. This leaves approximately $6.2 million of additional repurchase authority available. There were $11.4 million of common stock repurchases during the prior year period. Proceeds from the exercise of stock options in the first six months of 2003 totaled $1.1 million, compared with $12.3 million in the prior year period.

Contractual Obligations. As discussed in Note 9 to our consolidated financial statements, we entered into a ten-year agreement with IBM in March 2003, which will replace our existing agreement with EDS for U.S. data processing services. The transition from EDS to IBM is anticipated to be completed in the third quarter of 2003.

Off-Balance Sheet Arrangements. Note 9 to the consolidated financial statements also describes certain off-balance sheet arrangements in the form of synthetic leases and a change in accounting for such leases that will be adopted in the third quarter of 2003. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). While we continue to evaluate the potential impact of this new accounting standard, we currently estimate the adoption of FIN 46 will result in a cumulative effect of accounting change expense of approximately $0.02 per diluted share in the third quarter of 2003. FIN 46 is not expected to have a material impact on the Company’s ongoing financial results.

Revolving Credit Facility. In June 2003, we signed an extension for one year for this facility, extending the term to July 2005. We believe that our current level of cash and cash equivalents, $39.8 million as of June 30, 2003, future cash flows from operations, and the amounts available under our revolving credit facility, which totaled $115.0 million as of June 30, 2003, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

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

The Brazilian market is characterized by political and economic uncertainty that causes volatility in currency values, and historically has resulted in severe inflationary pressures. Notwithstanding this uncertainty, we believe that the long-term prospects offered by the Brazilian market are attractive and our continued focus on growing our Brazilian business and attaining cost efficiencies should provide us with a cost structure that can withstand short-term declines in business driven by the uncertain market and the loss of our largest customer, Banco Real, in March 2003.

Our Brazilian operations had net assets of approximately $114.0 million at June 30, 2003, which reflects a reduction of $93.8 million as a result of cumulative foreign currency translation losses. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS 144, these assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at June 30, 2003; however, if we are unable to improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this would have an impact on our opinion regarding the valuation of these assets, which could lead to an impairment charge against net income.

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

Item 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(c) and 15d-15(c), was carried out under the supervision and with the participation of the Company’s management, including the chief executive and chief financial officers, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s chief executive and chief financial officers have concluded that such controls and procedures were effective as of the date of such evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 18, 2003, the U.S. District Court for the Eastern District of California signed an order preliminarily approving the settlement of the class action lawsuit entitled Gary and Nancy Ballard, et. al. v. Equifax Check Services, Inc. (now known as Certegy Check Services, Inc.), including the plan of distribution and the class notice. See Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2002 for further information on this proceeding. As required, the Company remitted $3.975 million, which was accrued in the third quarter of 2002, in April 2003 to a trust for ultimate distribution to the plaintiffs once final approval is granted. On July 21, 2003, the U.S. District Court granted final approval of the settlement and fully released Certegy from all claims in connection with this lawsuit.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

The following is a list of Exhibits included as part of this report:

Exhibit No	Description

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the second quarter of 2003, the Company filed the following reports on Form 8-K:

1. On March 21, 2003, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release announcing the Company’s financial results for the first quarter of 2003.

2. On April 4, 2003, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K pages 8 and 10 of the 2002 Annual Report to Shareholders of Certegy Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: August 1, 2003	CERTEGY INC

	By:	/s/ LEE A. KENNEDY
Lee A. Kennedy Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL T. VOLLKOMMER
Michael T. Vollkommer Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAMELA A. TEFFT
Pamela A. Tefft Corporate Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are being filed with this report:

Exhibit No	Description

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.