Form 10-Q
period 2003-09-30
CERTEGY INC
filed 2003-11-10
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at October 31, 2003
Common stock, $0.01 par value	64,848,148

CERTEGY INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2003	2002
Revenues	$255,791	$254,506

Operating expenses:
Costs of services	182,256	178,972
Selling, general and administrative expenses	30,012	28,878
Other (Note 3)	—	9,365

	212,268	217,215

Operating income	43,523	37,291
Other income, net	474	151
Interest expense	(2,045)	(1,619)

Income before income taxes	41,952	35,823
Provision for income taxes	(15,627)	(13,840)

Net income	$26,325	$21,983

Earnings per share of Common Stock (Note 4)
Basic	$0.40	$0.32

Diluted	$0.40	$0.32

Average shares outstanding
Basic	65,019	68,850

Diluted	65,820	69,451

Dividends per share of Common Stock (Note 8)	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2003	2002
Revenues	$743,352	$744,717

Operating expenses:
Costs of services	539,290	547,211
Selling, general and administrative expenses	89,978	84,751
Other (Note 3)	12,203	9,365

	641,471	641,327

Operating income	101,881	103,390
Other income, net	1,457	922
Interest expense	(5,354)	(5,345)

Income before income taxes	97,984	98,967
Provision for income taxes	(36,499)	(37,993)

Net income	$61,485	$60,974

Earnings per share of Common Stock (Note 4)
Basic	$0.94	$0.88

Diluted	$0.93	$0.87

Average shares outstanding
Basic	65,462	68,913

Diluted	66,117	69,830

Dividends per share of Common Stock (Note 8)	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,666	$14,166
Settlement deposits	22,815	27,104
Trade accounts receivable, net of allowance for doubtful accounts of $2,003 and $2,628, respectively	88,759	104,597
Settlement receivables	99,614	78,636
Claims recoverable	35,917	50,309
Other current assets	37,293	37,188

Total current assets	329,064	312,000
Property and equipment, net	39,119	38,637
Goodwill, net (Note 5)	184,192	168,956
Other intangible assets, net (Note 5)	32,696	31,342
Systems development and other deferred costs, net	113,987	96,706
Other assets, net (Note 6)	56,772	54,500

Total assets	$755,830	$702,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,308	$22,916
Settlement payables	122,429	105,740
Claims payable	28,386	48,306
Accrued salaries and bonuses	11,280	10,639
Income taxes payable	19,104	8,545
Other current liabilities	75,272	54,784

Total current liabilities	277,779	250,930
Long-term debt (Note 7)	199,504	214,200
Deferred income taxes	32,277	32,801
Other long-term liabilities	7,727	5,767

Total liabilities	517,287	503,698

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 300,000 shares authorized; 69,507 shares issued in 2003 and 2002 and 64,842 and 66,396 shares outstanding in 2003 and 2002, respectively	695	695
Paid-in capital	248,302	249,115
Retained earnings	198,795	140,552
Deferred compensation	(11,523)	(9,116)
Accumulated other comprehensive loss	(86,636)	(114,799)
Treasury stock, at cost; 4,665 and 3,111 shares in 2003 and 2002, respectively	(111,090)	(68,004)

Total shareholders’ equity	238,543	198,443

Total liabilities and shareholders’ equity	$755,830	$702,141

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$61,485	$60,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,118	29,365
Amortization of deferred compensation and financing costs	4,057	4,021
Other non-cash items	1,893	5,233
Deferred income taxes	(4)	9,905
Changes in assets and liabilities:
Accounts receivable, net	16,753	12,290
Current liabilities, excluding settlement and claims payables	10,931	(9,757)
Claims accounts, net	(3,429)	(6,218)
Other current assets	(460)	(3,243)
Other long-term liabilities	1,956	(374)
Other assets	(5,222)	(5,498)

Net cash provided by operating activities	119,078	96,698

Cash flows from investing activities:
Capital expenditures	(34,292)	(39,697)
Acquisition of merchant portfolio	(4,521)	—

Net cash used in investing activities	(38,813)	(39,697)

Cash flows from financing activities:
Net repayments on revolving credit facility	(214,200)	(63,300)
Proceeds from note issuance, net of discount and payment of debt issue costs	196,680	—
Treasury stock purchases	(39,838)	(17,258)
Proceeds from exercise of stock options	2,879	15,771
Other	(5)	(358)

Net cash used in financing activities	(54,484)	(65,145)

Effect of foreign currency exchange rates on cash	4,719	(1,687)

Net cash provided (used)	30,500	(9,831)
Cash and cash equivalents, beginning of period	14,166	27,674

Cash and cash equivalents, end of period	$44,666	$17,843

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes to those statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K. Significant accounting policies disclosed in the annual report have not changed except as discussed in Notes 2 and 9 with respect to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) and Note 2 with respect to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).

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

2. Significant Accounting Policies

Reserve for Card Merchant Processing Losses. In the Company’s direct card merchant processing business, in the event that the Company is not able to collect amounts from its merchant customers that have been properly “charged back” by the cardholders, whether due to the insolvency or bankruptcy of the merchant or other reasons, the Company must bear the credit risk for the full amount of the cardholder transaction. The Company requires cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk and believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. The Company recognizes a reserve for estimated merchant credit losses based on historical experience and other relevant factors. This reserve amount is subject to risk that actual losses may be greater than the Company’s estimates.

Effective January 1, 2003, the Company adopted FIN 45, which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s card merchant processing business, as based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the Company’s guarantee for merchant chargebacks approximates the credit loss reserves.

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

As a result of FIN 45, with regards to check guarantee transactions occurring after December 31, 2002, the Company is required to maintain a liability for each guaranteed check equal to the fair value of the guarantee, until the settlement or expiration of the guarantee. As the Company was already applying similar accounting policies for the recognition of its guarantee obligations and related revenue, the adoption of FIN 45 did not have a material impact on the Company’s check guarantee business.

Stock-Based Compensation. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 148, which was issued in December 2002, requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the reported results. As permitted by the standards, the Company has elected to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the replacement date (for stock options that existed at the date of the Company’s spin-off from Equifax Inc.) and grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the following pro forma amounts for the three months and the nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$26,325	$21,983	$61,485	$60,974
Pro forma compensation cost, net of tax	(1,860)	(2,200)	(5,896)	(8,224)

Pro forma net income	$24,465	$19,783	$55,589	$52,750

Earnings per share (basic):
As reported	$0.40	$0.32	$0.94	$0.88
Pro forma	$0.38	$0.29	$0.85	$0.77
Earnings per share (diluted):
As reported	$0.40	$0.32	$0.93	$0.87
Pro forma	$0.37	$0.28	$0.84	$0.76

3. Other Charges

During the first nine months of 2003, the Company recorded other charges of $12.2 million ($7.7 million after-tax). These charges include $9.6 million of early termination costs associated with a data processing contract, $2.7 million of charges related to the downsizing of the Company’s Brazilian card operation, and $(0.1) million of other items. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 10 for details of these charges by segment.

Early Termination Costs. In March 2003, the Company entered into a ten-year agreement with IBM to provide data processing services for its U.S. operations. The Company anticipates that this agreement, which replaces an existing arrangement the Company had with EDS, will provide cost savings and future operational flexibility to the Company. The Company recorded a charge of $9.6 million in March 2003 for early contract termination costs under the terms of the existing EDS contract, which includes a $6.7 million termination charge and $2.9 million for “wind-down” costs payable to EDS related to the disposal or reallocation of EDS equipment, the placement of EDS personnel, and the termination of third-party agreements. The conversion to IBM was completed during the third quarter of 2003.

Downsizing of Brazilian Card Operation. Due to the loss of Banco Real, a large customer in Brazil, which deconverted its card portfolio at the beginning of March 2003, and the continued focus on attaining cost efficiencies, the Company downsized its Brazilian card operation during the first quarter of 2003. In conjunction with this downsizing, the Company recorded charges of $2.7 million, which include severance charges of approximately $0.7 million, a $0.2 million charge for third-party contract termination costs, and $1.8 million of asset impairment charges related to equipment and capitalized software development costs. The impairment resulted from the downsizing of the operation and management’s strategic focus away from certain development models in order to attain on-going cost efficiencies in its operations.

Other Items. During the first nine months of 2003, the Company recorded $0.2 million for severance charges in the Company’s international check operations due to the reorganization of certain departments and a $0.3 million market value recovery of the

Company’s collateral assignment in life insurance policies held for the benefit of certain employees ($0.1 million write-down in the first quarter of 2003, offset by a $0.4 million recovery in the second quarter of 2003).

The following table summarizes the severance charges and contract termination costs incurred to date as described above, the movement in the accruals as of and for the nine months ended September 30, 2003, and the ending balances in the accruals:

	Costs Incurred To Date	Payments	Accrual September 30, 2003
Severance Charges	$910	$(841)	$69
Contract Termination Costs	9,804	(1,067)	8,737

Total	$10,714	$(1,908)	$8,806

In the third quarter of 2002, the Company recorded asset impairment and other charges of $9.4 million ($5.9 million after-tax). The asset impairment charges of $5.2 million include a $4.2 million write-off of the remaining intangible asset value assigned to an acquired customer contract in Brazil, due to the loss of the customer, and a $1.0 million write-down of the Company’s collateral assignment in life insurance policies held for the benefit of certain employees. Other charges include a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds, and severance charges of $0.2 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average shares outstanding—basic	65,019	68,850	65,462	68,913
Effect of dilutive securities:
Stock options	552	583	406	899
Restricted stock	249	18	249	18

Weighted average shares outstanding—diluted	65,820	69,451	66,117	69,830

5. Goodwill and Other Intangible Assets

Information related to the Company’s goodwill by segment is as follows:

	September 30, 2003	December 31, 2002
Card Services	$155,395	$140,644
Check Services	28,797	28,312

	$184,192	$168,956

The change in the carrying amount of goodwill from December 31, 2002 to September 30, 2003 was the result of currency translation adjustments, primarily in Brazil.

Information related to the Company’s acquired intangible assets subject to amortization is as follows:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Merchant portfolios	$28,521	$6,521	$24,000	$4,833
Other	12,874	2,178	12,840	665

	$41,395	$8,699	$36,840	$5,498

Net book value	$32,696		$31,342

During the third quarter of 2003, the Company acquired a merchant portfolio at a purchase price of $4.5 million, which will be amortized over 7 years.

The Company’s other intangible assets consist of data files, customer lists, and other acquired customer contracts, which are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $1.0 million and $0.8 million for the three months ended September 30, 2003 and 2002, respectively, and $3.2 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2004—$4.8 million; 2005—$4.8 million; 2006—$4.8 million; 2007—$4.8 million; and 2008—$3.2 million.

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

Other assets, net consist of the following:

	September 30, 2003	December 31, 2002
Prepaid pension cost	$19,922	$20,678
Purchased software	12,261	11,139
Deferred income taxes	5,522	4,244
Cash surrender value of life insurance policies	7,907	6,294
Rabbi trust investments related to deferred compensation plan	2,005	—
Other	9,155	12,145

	$56,772	$54,500

7. Long-Term Debt

Unsecured Notes. In September 2003, the Company completed its offering of $200 million (aggregate principal amount) of unsecured 4.75% notes (priced to yield 4.82%) due in 2008. The notes were sold in a private placement and rank equally with all of the Company’s existing and future unsecured, unsubordinated debt. The notes were sold at a discount of $0.6 million. The discount, along with related note issuance costs, will be amortized over the term of the notes. The Company used the net proceeds to pay off the outstanding indebtedness under its $300 million revolving credit facility, and used the balance for general corporate purposes. The notes will accrue interest from September 10, 2003 at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15, beginning March 15, 2004.

A like amount of exchange notes were subsequently registered in September 2003 pursuant to the Securities Act of 1933 and an exchange offering commenced with the unsecured notes. The offering will expire on November 10, 2003 unless extended.

Revolving Credit Facilities. In September 2003, the Company cancelled its $300 million revolving credit facility and replaced it with a new $200 million revolving credit facility, which expires in September 2006. The new facility has substantially the same terms as the former facility, except there are no subsidiary guarantees. The new facility bears interest at an annual rate of LIBOR plus 100 basis points and contains certain financial covenants related to interest coverage and funded debt to cash flow. Borrowings on the new facility are available to meet working capital and acquisition needs, if necessary. There was no outstanding balance at September 30, 2003.

The Company also has an unsecured revolving credit facility that provides advances to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Upon renewal of this facility in June 2003, the Company lowered the limit from $130 million to $100 million. Outstanding borrowings on this credit facility are classified as part of the Company’s settlement payables in the consolidated balance sheets. There were no amounts outstanding at September 30, 2003 or December 31, 2002.

Capital Lease Agreement. On July 9, 2003, the Company entered into a capital lease agreement with IBM. Under the terms of the agreement, the Company can lease various types of computer equipment under a pre-arranged pricing schedule with a four-year lease term. Approximately $0.1 million was outstanding under this agreement at September 30, 2003.

8. Shareholders’ Equity

Comprehensive Income. The components of comprehensive income for the three months and the nine months ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$26,325	$21,983	$61,485	$60,974
Change in cumulative foreign currency translation adjustment	(1,644)	(27,981)	27,524	(53,639)
Change in cumulative loss from cash flow hedging activities	892	(528)	639	(698)

Comprehensive income	$25,573	$(6,526)	$89,648	$6,637

Accumulated other comprehensive loss at September 30, 2003 and December 31, 2002 consists of the following components:

	September 30, 2003	December 31, 2002
Cumulative foreign currency translation adjustment	$(85,874)	$(113,398)
Cumulative loss from cash flow hedging activities	(762)	(1,401)

Accumulated other comprehensive loss	$(86,636)	$(114,799)

Treasury Stock. In August 2003, the Company’s Board of Directors increased the Company’s remaining share repurchase authority to $100 million. During the first nine months of 2003, the Company repurchased 1.0 million shares of its common stock through open market transactions at an aggregate cost of $28.4 million. Additionally, during the third quarter of 2003, the Company repurchased 0.9 million shares through a private transaction at an aggregate cost of $24.0 million. Combined with approximately 3.5 million shares the Company repurchased prior to 2003, the Company has repurchased a total of approximately 5.4 million shares, leaving approximately $61.2 million authorized for future share repurchases as of September 30, 2003. During 2003, the Company has reissued approximately 0.4 million treasury shares in connection with employee stock option exercises and restricted stock awards.

Dividends. In August 2003, the Company’s Board of Directors approved an initial quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on October 15, 2003 to shareholders of record as of the close of business on October 1, 2003.

Deferred Compensation. During the third quarter of 2003, the Company granted 5,000 shares of restricted stock to key employees under the Employee Stock Plan. The shares become fully vested at the end of a 48-month vesting period. Previously in 2003, the Company granted 204,877 shares of restricted stock to officers and other key employees under the Employee Stock Plan. The shares become fully vested at the end of the vesting periods, which range from 12 months to 48 months. These restricted stock grants were recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of the grant. Compensation expense associated with all restricted stock awards issued to date was $1.3 million and $3.2 million for the three months and the nine months ended September 30, 2003, respectively, and $0.8 million and $2.8 million for the three months and the nine months ended September 30, 2002, respectively.

9. Commitments and Contingencies

Synthetic Leases. The adoption of FIN 45 on January 1, 2003 as it relates to the residual value guarantees under the Company’s synthetic lease agreements did not have a material impact on the Company’s financial results.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). In October 2003, the FASB deferred the effective date of this interpretation to December 31, 2003, and expects to issue a modification in final form prior to the end of 2003. In its current form, FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

The Company is the tenant of certain real property located in Florida (the “Leased Property”) pursuant to the terms of a synthetic lease agreement dated December 30, 1999 (the “Synthetic Lease”) with an unconsolidated variable interest entity (the “VIE”), as landlord. The term of the Synthetic Lease expires on May 29, 2009, but can be renewed through May 30, 2014. In order to acquire the Leased Property, third parties have invested capital at risk equal to 3.5% of the assets of the VIE with the remainder being financed through a debt obligation of the VIE. This, and certain other criteria, provide that the Company not consolidate the VIE in the Company’s financial statements prior to adopting FIN 46. Rather, the Company currently accounts for the arrangement as an operating lease. Accordingly, neither the leased facility nor the related debt is recorded in the Company’s accompanying consolidated balance sheets.

Upon notice to the VIE and the satisfaction of certain other conditions, the Company has the option to purchase the Leased Property at its original cost or to direct the sale of the facility to a third party. The Company also has guaranteed to the lessor that proceeds from a sale to a third party will be a certain percentage of the original fair market value of the Leased Property. At September 30, 2003, the maximum loss that the Company could incur under this guarantee approximated $18.1 million, plus accrued interest, if any. If the sales proceeds exceed the original fair market value of the Leased Property, the Company retains the excess. Based on current market conditions, the Company does not expect to be required to make payments under this residual value guarantee.

Upon adoption of FIN 46, the Company will consolidate the VIE and record a cumulative effect of accounting change adjustment. While the Company continues to evaluate the potential impact of adopting FIN 46, the Company currently estimates the adoption will result in a cumulative effect of accounting change expense of approximately $0.02 per diluted share. The Company expects an ongoing reduction in earnings per diluted share of approximately $0.01 per annum.

If the Company had consolidated the VIE beginning January 1, 2003, property and equipment reported at September 30, 2003 would have increased by $21.1 million, which is net of accumulated depreciation of $2.0 million, long-term borrowings would have increased by $22.4 million, and a minority interest of $0.8 million would have been reported. Rental expense reported for the three months and the nine months ended September 30, 2003 would have decreased by approximately $0.1 million and $0.3 million, respectively, while depreciation expense would have increased by approximately $0.1 million and $0.4 million, respectively, and interest expense would have increased by approximately $0.1 million and $0.3 million, respectively.

The Company has an additional operating lease under which it has guaranteed the residual value of the property to the lessors. In April 2003, the Company amended the lease agreement. At September 30, 2003, the maximum loss that the Company could incur under this guarantee approximated $8.3 million. Based on current market conditions, the Company does not expect to be required to make payments under this residual value guarantee.

Data Processing Services Agreements. As discussed in Note 3, the Company entered into a ten-year agreement with IBM in March 2003, which replaced the Company’s existing agreement with EDS. The transition to IBM was completed during the third quarter of 2003.

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

10. Segment Information

Segment information for the three months and the nine months ended September 30, 2003 and 2002 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Card Services	$164,048	$167,609	$481,540	$497,340
Check Services	91,743	86,897	261,812	247,377

	$255,791	$254,506	$743,352	$744,717

Operating income:
Card Services	$36,630	$34,666	$88,455	$90,456
Check Services	11,852	8,110	26,825	26,672

	48,482	42,776	115,280	117,128
General Corporate Expense	(4,959)	(5,485)	(13,399)	(13,738)

	$43,523	$37,291	$101,881	$103,390

The above operating income for the nine months ended September 30, 2003 includes other charges (Note 3) as follows:

	Contract Termination Costs	Brazil Downsizing	Other	Total
Card Services	$8,757	$2,740	$—	$11,497
Check Services	865	—	156	1,021
General Corporate Expense	—	—	(315)	(315)

	$9,622	$2,740	$(159)	$12,203

Total assets by segment at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Card Services	$509,999	$461,347
Check Services	197,090	202,681

	707,089	664,028
Corporate	48,741	38,113

	$755,830	$702,141

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months and the nine months ended September 30, 2003 and 2002, including the notes to those statements, included elsewhere in this report. We also recommend that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002.

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

Our card issuer services enable banks, credit unions, retailers, and others to issue Visa and MasterCard credit and debit cards, private label cards, and other electronic payment cards. Additionally, we began processing American Express cards in New Zealand in late 2002 and in the Dominican Republic in January 2003. Our e-banking services, which are part of our card issuer services, enable financial institutions to offer Internet banking, electronic bill payment, and cash management services to consumers and businesses.

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

Other Charges. During the first and second quarters of 2003, we recorded other charges of $12.2 million ($7.7 million after-tax) within operating expenses. These charges include $9.6 million of early termination costs associated with a data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation primarily due to the loss of a large customer, Banco Real, in March 2003, and $(0.1) million of other items.

In the third quarter of 2002, we recorded other charges of $9.4 million ($5.9 million after-tax). These charges include asset impairment charges of $5.2 million (a $4.2 million write-off of the remaining intangible asset value assigned to an acquired customer contract in Brazil, due to the loss of the customer, and a $1.0 million write-down of our collateral assignment in life insurance policies held for the benefit of certain employees), a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds, and severance charges of $0.2 million.

See Note 3 to the consolidated financial statements for a detailed explanation of these charges.

Summary of 2003 Third Quarter Consolidated Financial Results

A summary of the 2003 third quarter consolidated financial results, as compared to the 2002 third quarter, is as follows:

•	Revenues of $255.8 million increased 0.5 percent.

•	Operating income of $43.5 million increased 16.7 percent.

•	Interest expense totaled $2.0 million versus $1.6 million in the prior year quarter.

•	Net income of $26.3 million increased 19.8 percent.

•	Diluted earnings per share of $0.40 increased 25.0 percent.

•	Cash flows from operations for the first nine months of 2003 were $119.1 million, as compared to $96.7 million for the first nine months of 2002.

•	Capital expenditures for the first nine months of 2003 totaled $34.3 million, as compared to $39.7 million for the first nine months of 2002.

•	We repurchased approximately 1.4 million shares of common stock at an average price of $28.50 per share during the quarter.

Operating income in the third quarter of 2002 of $37.3 million included other charges of $9.4 million ($5.9 million after-tax) as described above.

During the third quarter of 2003, we acquired a merchant portfolio at a purchase price of $4.5 million, which will be amortized over 7 years.

Also during the third quarter of 2003, the Certegy Board of Directors increased the total remaining share repurchase authority to $100 million, of which approximately $61.2 million remains as of September 30, 2003, and approved a dividend of $0.05 per share, which was paid on October 15, 2003 to shareholders of record as of October 1, 2003. Additionally, we issued $200 million of five-year senior unsecured notes at 4.75 percent, the proceeds of which were primarily used to repay outstanding indebtedness on our revolving credit facility.

Consolidated Results of Operations

The following table summarizes our consolidated results for the three months and the nine months ended September 30, 2003 and 2002 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$255.8	$254.5	$743.4	$744.7
Operating income	$43.5	$37.3	$101.9	$103.4
Other income, net	$0.5	$0.2	$1.5	$0.9
Interest expense	$(2.0)	$(1.6)	$(5.4)	$(5.3)
Net income	$26.3	$22.0	$61.5	$61.0
Basic earnings per share	$0.40	$0.32	$0.94	$0.88
Diluted earnings per share	$0.40	$0.32	$0.93	$0.87

The consolidated results for the nine months ended September 30, 2003 include other charges of $12.2 million ($7.7 million after-tax), while the consolidated results for the three months and the nine months ended September 30, 2002 include other charges of $9.4 million ($5.9 million after-tax) as previously described.

Consolidated Revenues

Third Quarter 2003 compared with Third Quarter 2002

Consolidated revenue in the third quarter of 2003 of $255.8 million increased $1.3 million, or 0.5 percent, above the third quarter of 2002. Currency translation increased consolidated revenue by $2.0 million, or 0.8 percent. Card Services revenue decreased $3.6 million, or 2.1 percent, when compared to the prior year quarter as strong growth in card issuer revenue outside of South America and foreign currency trends were more than offset by the negative impacts of the declines in merchant processing revenue, driven by the loss of PayPal, a large customer that moved its account to its new owner’s processor during the third quarter of 2002, and the decline in South American card issuer revenue, due to the loss of Banco Real as a customer in March 2003. Check Services experienced revenue growth of $4.9 million, or 5.6 percent, driven by improved domestic check guarantee volumes and strong growth in the international check operations.

See further discussion of segment results starting on page 18.

First Nine Months 2003 compared with First Nine Months 2002

Consolidated revenue in the first nine months of 2003 of $743.4 million declined $1.4 million, or 0.2 percent, below the first nine months of 2002. Currency translation increased consolidated revenue by $2.2 million, or 0.3 percent. Card Services revenue decreased $15.8 million, or 3.2 percent, when compared to the prior year period as strong growth in card issuer revenue outside of South America and software and consulting revenue was offset by declines in merchant processing revenue, driven by the loss of PayPal in the third quarter of 2002, and the decline in South American card issuer revenue, due to the loss of Banco Real as a customer in March 2003. Check Services experienced revenue growth of $14.4 million, or 5.8 percent, driven by strong global core check growth.

See further discussion of segment results starting on page 18.

Consolidated Operating Expenses

Third Quarter 2003 compared with Third Quarter 2002

Consolidated operating expenses in the third quarter of 2003 of $212.3 million decreased $4.9 million, or 2.3 percent, below the third quarter of 2002. Operating expenses for Card Services of $127.4 million decreased $5.5 million, or 4.2 percent, while operating expenses for Check Services of $79.9 million increased $1.1 million, or 1.4 percent. General corporate expense of $5.0 million decreased $0.5 million, or 9.6 percent. The prior year quarter included $9.4 million of other charges, as previously described.

Costs of services in the third quarter of 2003 of $182.3 million increased $3.3 million, or 1.8 percent, above the third quarter of 2002. Costs of services for Card Services of $114.9 million decreased $0.9 million, or 0.8 percent, while costs of services for Check Services of $67.4 million increased $4.2 million, or 6.7 percent. The decrease in cost of services for Card Services was driven by the loss of Banco Real in Brazil at the beginning of March 2003 and lower merchant processing interchange pass-through fees driven by the loss of PayPal and lower debit interchange rates, partially offset by higher volumes in our card issuer businesses outside of Brazil and the Netzee acquisition in December 2002. Merchant processing costs of services included interchange pass-through fees of $34.6 million in the third quarter of 2003 compared with $43.8 million in the prior year quarter. The increase in cost of services for Check Services was attributable to higher check volumes and incremental start-up costs related to our check cashing business.

Selling, general, and administrative (“SG&A”) expenses in the third quarter of 2003 of $30.0 million increased $1.1 million, or 3.9 percent. SG&A expenses for Card Services of $12.5 million decreased $0.4 million, or 2.9 percent, while SG&A expenses for Check Services of $12.5 million increased $0.9 million, or 7.4 percent. The decrease in SG&A expenses for Card Services was primarily driven by the downsizing of our Brazilian card operation in March 2003. The increase in Check Services SG&A expense was attributable to increased selling costs and incremental check cashing expenses. Corporate SG&A expenses of $5.0 million increased $0.7 million, or 15.2 percent, due to rising insurance and employee benefit costs, as well as the timing of certain administrative costs compared with the third quarter of 2002.

First Nine Months 2003 compared with First Nine Months 2002

Consolidated operating expenses in the first nine months of 2003 of $641.5 million, which include other charges of $12.2 million, increased $0.1 million, or less than one percent, above the first nine months of 2002. Operating expenses for Card Services of $393.1 million, which include other charges of $11.5 million, decreased $13.8 million, or 3.4 percent, while operating expenses for Check Services of $235.0 million, which include other charges of $1.0 million, increased $14.3 million, or 6.5 percent. General corporate expense of $13.4 million, which includes other items of $(0.3) million, decreased $0.3 million, or 2.5 percent. The operating expenses for the first nine months of 2003 included $12.2 million of other charges, while the operating expenses for the first nine months of 2002 included $9.4 million of other charges, as previously described.

Costs of services in the first nine months of 2003 of $539.3 million decreased $7.9 million, or 1.4 percent, below the first nine months of 2002. Costs of services for Card Services of $342.7 million decreased $22.0 million, or 6.0 percent, while costs of services for Check Services of $196.6 million increased $14.1 million, or 7.7 percent. The decrease in cost of services for Card Services was driven by the loss of Banco Real in Brazil at the beginning of March 2003 and lower merchant processing interchange pass-through fees driven by the loss of PayPal and lower debit interchange rates, partially offset by higher volumes in our card issuer businesses outside of Brazil and the Netzee acquisition in December 2002. Merchant processing costs of services included interchange pass-through fees of $100.8 million in the first nine months of 2003 compared with $127.2 million in the prior year period. The increase in Check Services was attributable to higher check volumes and incremental start-up costs related to our check cashing business.

Selling, general, and administrative expenses in the first nine months of 2003 of $90.0 million increased $5.2 million, or 6.2 percent. SG&A expenses for Card Services of $38.9 million increased $1.0 million, or 2.6 percent, while SG&A expenses for Check Services of $37.3 million increased $3.1 million, or 9.0 percent. The increase in SG&A expenses for Card Services was driven by the growth in our international card issuer businesses outside of Brazil and the Netzee acquisition, partially offset by the downsizing of our Brazilian card operation in March 2003. The increase in Check Services SG&A expense was attributable to increased selling costs and incremental check cashing expenses. Corporate SG&A expenses of $13.7 million increased $1.2 million, or 9.2 percent, due to rising insurance and employee benefit costs and the timing of certain administrative costs compared with the first nine months of 2002.

Consolidated Operating Income

Third Quarter 2003 compared with Third Quarter 2002

Consolidated operating income in the third quarter of 2003 of $43.5 million increased $6.2 million, or 16.7 percent, above the third quarter of 2002. Card Services operating income of $36.6 million increased $2.0 million, or 5.7 percent, while Check Services operating income of $11.9 million increased $3.7 million, or 46.1 percent. General corporate expense of $5.0 million decreased $0.5 million, or 9.6 percent. The prior year quarter included $9.4 million of other charges, as previously described.

The operating income decline experienced in the third quarter of 2003, when excluding the 2002 other charges, was primarily driven by our Brazilian card operation, due to the loss of Banco Real, incremental costs in our check cashing start-up business, and rising insurance and employee benefit costs in Corporate.

Our consolidated operating margin was 17.0 percent in the third quarter of 2003, compared to 14.7 percent in the prior year. Other charges of $9.4 million in the third quarter of 2002 reduced the 2002 operating margin by 3.7 percent.

See further discussion of segment results starting on page 18.

First Nine Months 2003 compared with First Nine Months 2002

Consolidated operating income in the first nine months of 2003 of $101.9 million decreased $1.5 million, or 1.5 percent, below the first nine months of 2002. Card Services operating income of $88.5 million decreased $2.0 million, or 2.2 percent, while Check Services operating income of $26.8 million increased $0.2 million, or 0.6 percent. General corporate expense of $13.4 million decreased $0.3 million, or 2.5 percent. The operating income for the first nine months of 2003 included $12.2 million of other charges, while the operating income for the first nine months of 2002 included $9.4 million of other charges, as previously described.

The operating income decline experienced in the first nine months of 2003, when excluding the 2003 and 2002 other charges, was primarily driven by our Brazilian card operation, due to the loss of Banco Real, incremental costs in our check cashing start-up business, and rising insurance and employee benefit costs in Corporate.

Our consolidated operating margin of 13.7 percent in the first nine months of 2003, which reflects a 1.6 percent reduction for other charges, was below the 2002 first nine months margin of 13.9 percent, which reflects a 1.3 percent reduction for other charges.

See further discussion of segment results starting on page 18.

Consolidated Other Income, Net

Other income, net in 2003 and 2002 principally consists of interest income and net foreign exchange gains. Consolidated other income, net totaled $0.5 million and $1.5 million during the third quarter and the first nine months of 2003, respectively, and $0.2 million and $0.9 million during the third quarter and the first nine months of 2002, respectively. The increase over the respective prior year periods is due primarily to interest income earned on funds held internationally.

Consolidated Interest Expense

Interest expense during the third quarter and the first nine months of 2003 totaled $2.0 million and $5.4 million, respectively. During September, we issued $200 million of five-year senior unsecured notes at 4.75 percent, the proceeds of which were primarily used to repay outstanding indebtedness on our revolving credit facility.

Effective Tax Rate

The provision for income taxes in our consolidated statements of income reflects federal, state, and foreign taxes calculated using the separate return basis. Certain tax strategies, which will provide on-going benefit, have enabled us to reduce our overall effective tax rate from 38.3 percent in 2002 to 37.3 percent in 2003.

Consolidated Net Income and Earnings per Share

Third Quarter 2003 compared with Third Quarter 2002

Net income in the third quarter of 2003 of $26.3 million increased $4.3 million, or 19.8 percent, above the prior year quarter, while diluted earnings per share in the third quarter of 2003 of $0.40 increased $0.08, or 25.0 percent, above the prior year quarter. The prior year quarter included $9.4 million ($5.9 million after-tax) of other charges, as previously described. The repurchase of 4.4 million shares of common stock subsequent to the third quarter of 2002 had a favorable impact on earnings per share compared with the prior year quarter.

First Nine Months 2003 compared with First Nine Months 2002

Net income in the first nine months of 2003 of $61.5 million increased $0.5 million, or 0.8 percent, above the prior year period. Net income for the first nine months of 2003 included other charges of $12.2 million ($7.7 million after-tax), while net income for the first nine months of 2002 included other charges of $9.4 million ($5.9 million after-tax).

Diluted earnings per share in the first nine months of 2003 of $0.93, which includes other charges of approximately $0.12 per diluted share, increased $0.06, or 6.9 percent, above the prior year diluted earnings per share of $0.87, which includes other charges of approximately $0.09 per diluted share. The repurchase of 4.4 million shares of common stock subsequent to the first nine months of 2002 had a favorable impact on earnings per share compared with the prior year period.

Segment Results

The following table summarizes the segment results for the three months and the nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Revenues		Operating Income		Revenues		Operating Income
	2003	2002	2003	2002	2003	2002	2003	2002
	(In millions)
Card Services	$164.1	$167.6	$36.6	$34.7	$481.6	$497.3	$88.5	$90.4
Check Services	91.7	86.9	11.9	8.1	261.8	247.4	26.8	26.7

	255.8	254.5	48.5	42.8	743.4	744.7	115.3	117.1
General Corporate Expense	—	—	(5.0)	(5.5)	—	—	(13.4)	(13.7)

	$255.8	$254.5	$43.5	$37.3	$743.4	$744.7	$101.9	$103.4

The operating income results for the nine months ended September 30, 2003 include other charges, by segment, as follows:

	Nine Months Ended September 30, 2003
	Card	Check	Corp	Total
	(In millions)
Contract termination costs	$8.8	$0.8	$—	$9.6
Brazil downsizing	2.7	—	—	2.7
Other severance charges	—	0.2	—	0.2
Market value recovery of collateral assignment in life insurance policies	—	—	(0.3)	(0.3)

	$11.5	$1.0	$(0.3)	$12.2

The operating income results for the three months and the nine months ended September 30, 2002 include other charges, by segment, as follows:

	Three and Nine Months Ended September 30, 2002
	Card	Check	Corp	Total
	(In millions)
Asset impairment charge	$4.2	$—	$—	$4.2
Litigation settlement	—	4.0	—	4.0
Severance charges	—	—	0.2	0.2
Market value loss on collateral assignment in life insurance policies	—	—	1.0	1.0

	$4.2	$4.0	$1.2	$9.4

Card Services

Third Quarter 2003 compared with Third Quarter 2002

In the third quarter of 2003, Card Services revenue of $164.1 million declined $3.6 million, or 2.1 percent, below the prior year quarter. Currency translation increased Card Services revenue by $1.4 million, or 0.8 percent.

North American card issuer revenue in the third quarter of 2003 of $95.8 million increased $12.9 million, or 15.6 percent, above the prior year quarter. This increase was fueled by strong transaction growth, the Netzee acquisition, and new product and service offerings. Card transactions increased 9.6 percent above the prior year quarter, driven by 18.3 percent growth in debit transactions. As of September 30, 2003, we were processing 23.3 million cards in North America, which is an increase of 337,000 cards during the quarter.

Merchant processing revenue in the third quarter of 2003 of $44.2 million declined $9.9 million, or 18.3 percent, below the prior year quarter. The loss of PayPal in the third quarter of 2002 and lower debit interchange rates contributed to a reduction in interchange pass-through revenue, which reduced merchant processing revenue by $9.3 million, or 17.1 percent. The purging of merchants who no longer met our risk profile criteria in November of last year was an additional factor that impacted third quarter revenue.

International card issuer revenue in the third quarter of 2003 of $20.6 million declined $7.1 million, or 25.6 percent, in U.S. dollars below the prior year quarter. Currency translation increased international card issuer revenue by $1.4 million, or 5.1 percent. The Banco Real deconversion at the beginning of March 2003 was the largest driver behind this decline, which offset the strong growth outside of South America. As of September 30, 2003, we were processing 21.9 million cards outside of North America, which is decline of 183,000 cards versus the previous quarter. During the third quarter of 2003, we reduced our international card count by approximately 555,000 cards as we completed the planned deconversion of a private label portfolio in Brazil. Net of this reduction, we added approximately 372,000 cards to the international portfolio during the third quarter of 2003.

Card issuer software and consulting revenue in the third quarter of 2003 of $3.4 million increased $0.5 million above the prior year quarter. This growth is driven by ongoing development work being performed for a European bank.

Card Services operating income in the third quarter of 2003 of $36.6 million increased $2.0 million, or 5.7 percent, compared to $34.7 million in the prior year quarter. The prior year quarter included a $4.2 million asset impairment charge related to our Brazilian card operation. Strong top-line growth outside of South America, coupled with cost efficiency gains in the North American card issuer business, partially offset the decreased profits in our Brazilian card operation.

Card Services operating margin was 22.3 percent in the third quarter of 2003 compared to 20.7 percent in the third quarter of 2002, which was reduced by 2.5 percent for other charges.

First Nine Months 2003 compared with First Nine Months 2002

In the first nine months of 2003, Card Services revenue of $481.6 million declined $15.8 million, or 3.2 percent, compared with the prior year period. Currency translation reduced Card Services revenue by $1.4 million, or 0.3 percent.

North American card issuer revenue in the first nine months of 2003 of $274.4 million increased $31.1 million, or 12.8 percent, above the prior year period. This increase was fueled by strong transaction growth and new card issuance, the Netzee acquisition in December 2002, price increases, and revenue associated with new products and services. Card transactions increased 10.2 percent above the prior year period, driven by a 19.4 percent growth in debit transactions. As of September 30, 2003, we were processing 23.3 million cards in North America, which is an increase of 850,000 cards above the prior year-end.

Merchant processing revenue in the first nine months of 2003 of $128.3 million declined $28.6 million, or 18.2 percent, below the prior year period. The loss of PayPal in the third quarter of 2002 and lower debit interchange rates contributed to a reduction in interchange pass-through revenue, which reduced merchant processing revenue by $26.5 million, or 16.9 percent. The purging of merchants who no longer met our risk profile criteria in November of last year was an additional factor that impacted the first nine months revenue growth.

International card issuer revenue in the first nine months of 2003 of $69.8 million declined $21.3 million, or 23.4 percent, in U.S. dollars below the prior year period. Currency translation reduced international card issuer revenue by $1.4 million, or 1.5 percent. The Banco Real deconversion at the beginning of March 2003 was the largest driver behind this decline, which offset the strong growth outside of South America. Unfavorable Brazilian currency rate comparisons, which more than offset positive comparisons in the U.K. and Australia, also impacted U.S. dollar international card revenue growth. As of September 30, 2003, we were processing 21.9 million cards outside of North America, which is a 2.3 million card decline below the prior year-end. Approximately 4.6 million of this decline is attributable to planned deconversions and deletion of inactive cards during 2003. Net of these reductions, we added 2.3 million cards to the international portfolio during the first nine months of 2003.

Card issuer software and consulting revenue in the first nine months of 2003 of $9.1 million increased $3.0 million above the prior year period. This growth is driven by ongoing development work being performed for a European bank.

Card Services operating income in the first nine months of 2003 of $88.5 million decreased $2.0 million, or 2.2 percent, below the prior year period. Operating income for the first nine months of 2003 included other charges of $11.5 million, while operating income for the first nine months of 2002 included other charges of $4.2 million, as previously described. The operating income growth in the first nine months of 2003 compared to the prior year period, excluding the 2003 and 2002 other charges, is driven by strong top-line growth outside of South America and cost efficiency gains in the North American card issuer business, which more than offset the decreased profits in our Brazilian card business.

Card Services operating margin of 18.4 percent in the first nine months of 2003, which reflects a 2.4 percent reduction for other charges, was above the 2002 first nine months margin of 18.2 percent, which reflects a 0.8 percent reduction for other charges.

Check Services

Third Quarter 2003 compared with Third Quarter 2002

In the third quarter of 2003, Check Services revenue of $91.7 million increased $4.8 million, or 5.6 percent, above the prior year quarter. Currency translation increased Check Services revenue by $0.6 million, or 0.7 percent.

North American check revenue in the third quarter of 2003 of $76.4 million increased $2.5 million, or 3.3 percent, above the prior year quarter. Revenue growth was driven by improved domestic check guarantee volumes and new customer additions.

International check revenue in the third quarter of 2003 of $15.3 million increased $2.4 million, or 18.3 percent, above the prior year quarter. Currency translation increased Check Services revenue by $0.6 million, or 4.5 percent. This growth was attributable to increased guarantee volumes, as well as the continued growth of new products and services.

Check Services operating income in the third quarter of 2003 of $11.9 million increased $3.7 million, or 46.1 percent, compared to $8.1 million in the prior year quarter. The prior year quarter included $4.0 million of litigation settlement costs. Incremental check cashing start-up costs of $1.0 million offset the profit attributable to the strong top-line growth in our core check business.

Check Services operating margin of 12.9 percent in the third quarter of 2003 was above the 2002 third quarter margin of 9.3 percent, which reflects a reduction of 4.6 percent for other charges.

First Nine Months 2003 compared with First Nine Months 2002

In the first nine months of 2003, Check Services revenue of $261.8 million increased $14.4 million, or 5.8 percent, in U.S. dollars above the prior year period. Currency translation increased Check Services revenue growth by $3.6 million, or 1.4 percent.

North American check revenue in the first nine months of 2003 of $217.6 million increased $6.9 million, or 3.3 percent, above the prior year period. Revenue growth was driven by new customer additions; however, growth was impacted by weak retail sales driven by soft consumer spending, poor weather conditions in parts of the U.S. in the first quarter of 2003, and the war in the first and second quarters of 2003.

International check revenue in the first nine months of 2003 of $44.2 million increased $7.6 million, or 20.6 percent, in U.S. dollars above the prior year period. Currency translation increased Check Services revenue by $3.6 million, or 9.7 percent. This growth was attributable to increased guarantee volumes, as well as the continued growth of new products and services.

Check Services operating income in the first nine months of 2003 of $26.8 million increased $0.2 million, or 0.6 percent, above the prior year period. Operating income for the first nine months of 2003 included other charges of $1.0 million, while operating income for the first nine months of 2002 include other charges of $4.0 million, as previously described. The operating income decline in the first nine months of 2003 compared to the prior year period, excluding the 2003 and 2002 other charges, is attributable to incremental check cashing start-up costs of $1.8 million and lower than expected retail volumes in the first and second quarters of 2003.

Check Services operating margin of 10.2 percent in the first nine months of 2003, which reflects a 0.4 percent reduction for other charges, was below the 2002 first nine months margin of 10.8 percent, which reflects a 1.6 percent reduction for other charges.

General Corporate

Third Quarter 2003 compared with Third Quarter 2002

Corporate expense in the third quarter of 2003 of $5.0 million decreased $0.5 million compared to $5.5 million in the third quarter of 2002. The prior year quarter included approximately $1.2 million in severance and other charges. Rising insurance and employee benefit expenses and the timing of certain administrative costs drove corporate expense higher than the earlier 2003 quarters.

First Nine Months 2003 compared with First Nine Months 2002

Corporate expense in the first nine months of 2003 of $13.4 million decreased $0.3 million compared to $13.7 million in the first nine months of 2002. The current year period included a $0.3 million market value gain on our collateral assignment in life insurance policies, while the prior year period include $1.2 million of severance and other charges. The increase in corporate expense, excluding the 2003 and 2002 other charges, is driven by rising insurance and employee benefit costs, as well as the timing of certain administrative costs compared to the prior period.

Liquidity and Capital Resources

Operating Activities. We continue to generate significant cash flow from operating activities, totaling $119.1 million in the first nine months of 2003, an increase of $22.4 million above the first nine months of 2002. The 2003 cash flow was produced from net income of $61.5 million, adjusted for depreciation and amortization of $31.1 million and other non-cash items of $6.0 million, and $20.5 million related to net working capital items.

The working capital items primarily include a decrease in our accounts receivable balance and an increase in our current liabilities balance on the balance sheet. The decrease in our accounts receivable balance was driven by the amount and timing of the collection of receivables, while the increase in our current liabilities balance is due to the accrual of certain amounts in the first nine months of 2003 that will not be fully funded until the fourth quarter of 2003, including income taxes, insurance, and the $9.6 million contract termination fee.

We used our cash flow from operating activities primarily to reinvest in our existing businesses, through expenditures for equipment and systems development and the acquisition of a merchant portfolio; repay long-term debt; and fund treasury stock purchases.

Investing Activities. Capital expenditures in the first nine months of 2003 of $34.3 million decreased $5.4 million below the prior year period. Capital expenditures in the first nine months of 2003 were primarily for processing equipment and software in our global card issuing operations, systems development for new products and services, and capital investment for our check cashing program. We expect our full year capital expenditures to approximate $45 million in 2003.

Financing Activities. In September 2003, we completed our offering of $200 million aggregate principal amount of unsecured 4.75 percent notes (priced to yield 4.82 percent) due in 2008. The notes were sold in a private placement and rank equally with all of our existing and future unsecured, unsubordinated debt. The notes were sold at a discount of $0.6 million. The discount, along with related note issuance costs, will be amortized over the term of the notes. We used the net proceeds to pay off the outstanding indebtedness under our $300 million revolving credit facility, and used the balance for general corporate purposes. The notes will accrue interest from September 10, 2003 at a rate of 4.75 percent per year, payable semi-annually in arrears on each March 15 and September 15, beginning March 15, 2004.

A like amount of exchange notes were subsequently registered in September 2003 pursuant to the Securities Act of 1933 and an exchange offering commenced with the unsecured notes. The offering will expire on November 10, 2003 unless extended.

We issued $200 million of five-year senior unsecured notes at 4.75 percent in September 2003, the proceeds of which were primarily used to repay the outstanding indebtedness on our revolving credit facility and fund related debt issuance costs. Additionally, the Board of Directors increased total remaining share repurchase authority to $100 million, of which $61.2 million remains as of September 30, 2003. We have purchased 1.9 million shares of common stock during the first nine months of 2003 at a total cost of $52.4 million (of which $12.6 million was settled after September 30, 2003). There were $25.9 million of common stock repurchases during the prior year period (of which $8.6 million was settled after September 30, 2002). Proceeds from the exercise of stock options in the first nine months of 2003 totaled $2.9 million, compared with $15.8 million in the prior year period.

Revolving Credit Facility. In September 2003, we cancelled our $300 million revolving credit facility and replaced it with a new $200 million revolving credit facility, which expires in September 2006. The new facility has substantially the same terms as the former facility, except there are no subsidiary guarantees. The new facility bears interest at an annual rate of LIBOR plus 100 basis points and contains certain financial covenants related to interest coverage and funded debt to cash flow. Borrowings on the new facility are available to meet working capital and acquisition needs, if necessary. There was no outstanding balance at September 30, 2003.

We also have an unsecured revolving credit facility that provides advances to finance our customers’ shortfalls in the daily funding requirements associated with our credit and debit card settlement operations. Upon renewal of this facility in June 2003, we lowered the limit from $130 million to $100 million. Outstanding borrowings on this credit facility are classified as part of the Company’s settlement payables in the consolidated balance sheets. There were no amounts outstanding at September 30, 2003 or December 31, 2002.

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

Contractual Obligations. As discussed in Note 9 to our consolidated financial statements, we entered into a ten-year agreement with IBM in March 2003, which will replace our existing agreement with EDS for U.S. data processing services. The transition from EDS to IBM was completed in the third quarter of 2003.

Off-Balance Sheet Arrangements. Note 9 to the consolidated financial statements also describes certain off-balance sheet arrangements in the form of synthetic leases and a change in accounting for such leases that will be adopted on December 31, 2003. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). We currently estimate the adoption of FIN 46 will result in a cumulative effect of accounting change expense of approximately $0.02 per diluted share in the fourth quarter of 2003 and an ongoing reduction in earnings per diluted share of approximately $0.01 per annum.

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

Our Brazilian operations had net assets of approximately $107.3 million at September 30, 2003, which reflects a reduction of $97.7 million as a result of cumulative foreign currency translation losses. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at September 30, 2003; however, if we are unable to improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this would have an impact on our opinion regarding the valuation of these assets, which could lead to an impairment charge against net income.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, assumptions, estimates, and projections about Certegy and our industry. They are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of Certegy’s control, that may cause actual results to differ significantly from what is expressed in those statements. The factors that could, either individually or in the aggregate, affect our performance include the following, which are described in greater detail in the section entitled “Risk Factors” in our Registration Statement on Form S-4 filed on September 26, 2003 with the SEC: Our reliance on a small number of financial industries for the majority of our revenues; our reliance on key strategic relationships; the necessity to maintain qualifications set by bank card associations in order to continue to provide transaction processing services; potential liability when merchant customers cannot or do not reimburse us for chargebacks resolved in favor of cardholders, or when checks we warrant are dishonored by the check writer’s bank; potential loss of customers from continued consolidation in the financial services and in retail industries; changes in regulation or industry standards applicable to our businesses or those of our customers; the level of economic growth or other factors affecting demand for our products and services; our ability to maintain or improve our competitive positions against current and potential competitors; database security and reliability of our information technology systems; risks associated with investments and operations in foreign countries, including exchange rate fluctuations and local political, social, and economic factors, and those other risks listed in the above-referenced section of our Form S-4.

Item 4.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(c) and 15d-15(c), was carried out by the Company’s management, with the participation of the chief executive and chief financial officers, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s chief executive and chief financial officers have concluded that such controls and procedures were effective as of the date of such evaluation.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

The following is a list of Exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

Exhibit No	Description

4.1	Indenture, dated September 10, 2003, between Certegy Inc. and SunTrust Bank, as Trustee, previously filed as Exhibit 4.1 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

4.2	Registration Rights Agreement, dated September 10, 2003, among Certegy Inc., Bear, Stearns & Co. Inc., and the other parties referred to in Schedule A to the Purchase Agreement, previously filed as Exhibit 4.2 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

4.3	Form of 4.75% Note due in 2008 (included in Exhibit 4.1), previously filed as Exhibit 4.3 (included in Exhibit 4.1) on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

10.34	Revolving Credit Agreement, dated as of September 3, 2003, among Certegy Inc., the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, previously filed as Exhibit 10.34 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

12.1	Statements re Computation of Ratios.

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the third quarter of 2003, the Company filed the following reports on Form 8-K:

1. On July 24, 2003, the Registrant furnished to the Commission pursuant to Items 9 and 12 of Form 8-K its press release announcing the Company’s financial results for the second quarter of 2003.

2. On August 4, 2003, the Registrant furnished to the Commission pursuant to Item 11 of Form 8-K notification that the blackout period for the Certegy Inc. 401(k) Plan had ended.

3. On August 5, 2003, the Registrant furnished to the Commission pursuant to Item 12 of Form 8-K its transcript from the teleconference held to discuss its financial results for the second quarter of 2003.

4. On August 6, 2003, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release announcing that the Company’s Board of Directors approved the payment of an initial quarterly dividend and increased the Company’s share repurchase authority.

5. On August 13, 2003, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release announcing that the Company repurchased 882,269 shares of its common stock through a private transaction.

6. On September 3, 2003, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K updated risk factors and other company information.

7. On September 4, 2003, the Registrant furnished to the Commission pursuant to Item 5 of Form 8-K its press release announcing that it intends to issue $200 million aggregate principal amount of unsecured 4.75% notes (priced to yield 4.82%) due in 2008 in a private placement.

8. On September 10, 2003, the Registrant furnished to the Commission pursuant to Item 5 of Form 8-K its press release announcing the completion of its previously announced offering of $200 million aggregate principal amount of unsecured 4.75% notes (priced to yield 4.82%) due in 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: November 10, 2003	CERTEGY INC.

	By:	/s/ LEE A. KENNEDY
Lee A. Kennedy Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL T. VOLLKOMMER
Michael T. Vollkommer Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAMELA A. TEFFT
Pamela A. Tefft Corporate Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are being filed with this report:

Exhibit No	Description

12.1	Statements re Computation of Ratios.

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.