Form 10-K
period 2003-12-31
CERTEGY INC
filed 2004-02-17
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Based on the closing sale price of $27.75 as reported by the New York Stock Exchange on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $1,817,038,254. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 64,325,342 as of January 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2004 is incorporated by reference to the extent indicated under Items 10, 11, 12, 13, and 14, into Part III of this Form 10-K.

CERTEGY INC.

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Brief History

Certegy Inc. (“Certegy”) provides credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally. Our business is comprised of two segments, Card Services and Check Services. Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Dominican Republic. Revenues of our domestic card issuer services business are primarily derived from independent community banks and credit unions, while revenues of our international card issuer services business are generated from large and small financial institutions. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. In 2003, we serviced over 38 million accounts worldwide. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand. A significant portion of our check risk management services revenues are generated from several large national and regional retail chains. In 2003, we authorized approximately $35.2 billion of check transactions worldwide.

Originally founded as Telecredit in 1961, our business pioneered the check risk management industry in the U.S. and Canada. Through the development of a centralized electronic database of consumer check-writing histories, Telecredit delivered real-time check authorization decisions to merchants at the point-of-sale. Through an acquisition in 1977, the business was expanded to include credit card processing. Subsequently, we have added merchant processing, debit card processing, and e-banking services to our Card Services segment, and check cashing risk management services and check collections to our Check Services segment. In 1990, Equifax Inc. (“Equifax”) acquired Telecredit and continued to operate the card and check businesses, through separate subsidiaries, as its Payment Services division. While part of Equifax, both Card Services and Check Services expanded outside of North America through a combination of joint ventures, acquisitions, and local start-ups.

Spin-off from Equifax

On March 2, 2001, we were incorporated under the laws of the State of Georgia as a wholly-owned subsidiary of Equifax as “Equifax PS, Inc.” After Equifax’s contribution of its Payment Services division to us, and our adoption of the name Certegy Inc., Equifax “spun off” the business of the Payment Services division on July 7, 2001, through a tax-free dividend of all of our outstanding shares of common stock to Equifax’s shareholders of record as of June 27, 2001. As a result of the spin-off, we became an independent publicly traded company, with the Certegy shares of common stock registered and trading on the New York Stock Exchange under the symbol “CEY.”

Acquisitions

In May 2001, we acquired the remaining 40.7 percent minority interest in our card processing operation in Brazil, for $55.5 million in cash. We previously held a 59.3 percent controlling interest in this operation, which we acquired in 1998.

In August 2001, we acquired Accu Chek, Inc. (“Accu Chek”), a leading provider of third-party check collection services in the U.S., for $23.5 million in cash, which is net of $1.5 million of cash acquired.

On December 31, 2002, we acquired the majority of assets and liabilities of Netzee, Inc. (“Netzee”), a provider of e-banking services to community banks and credit unions in the U.S., for $10.4 million in cash.

In September 2003, we acquired a merchant portfolio for $4.5 million in cash.

Segment Information

Card Services. Certegy Card Services provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Additionally, we began processing American Express cards for a Dominican Republic bank in January 2003, which is serviced from our St. Petersburg, Florida processing center. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. In the U.S., our card processing business is concentrated in the independent community bank and credit union segments of the market, while internationally, we service both large and small financial institutions. We provide our card issuer services internationally through our operations in the U.S., Brazil, Chile, the U.K., and Australia.

The majority of our domestic card issuer programs is full service, including most of the operations and support necessary for an issuer to operate a credit and debit card program. More specifically, we process the card transactions on the cards issued by our customers, including electronically authorizing the transactions, capturing the transaction data, and settling the transactions, and we provide full service back-office support functions for their programs. These support functions include embossing and mailing our customers’ credit and debit cards to their cardholders; customer service on behalf of the card issuers to their customers; card portfolio management and analysis; invoicing cardholders; receiving and processing cardholder payments; and collection services. We do not make credit decisions for our customers, nor do we fund their card receivables. Our services offer flexibility for those of our customers that require less than our full service programs. Such customers include large card issuing institutions that contract with us to provide transaction processing, but who choose to invest the capital and human resources necessary to provide their own back-office program support or use another vendor for such support.

Our two most significant domestic customer segments, independent community banks and credit unions, consist predominantly of small and mid-sized card issuers that cannot independently achieve the economies of scale that would justify setting up their own credit and debit card operations. We provide our card issuer services to these customers primarily through our longstanding contractual alliances with two associations representing independent community banks and credit unions in the U.S., the Independent Community Bankers of America (the “ICBA”) and Card Services for Credit Unions (“CSCU”). We have product offerings in place with each of these organizations, which offer these products to their respective members with our company as the services provider. These alliances allow us to utilize the marketing channels of ICBA and CSCU to more effectively provide service offerings to individual credit unions and community banks. As a result, we believe we are the leading provider, in terms of market share, of comprehensive card processing services to credit unions and to independent community bank card issuers in the U.S.

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

In order for us to provide our transaction processing services, VISA must designate us as a member service provider, and for certain services, as an independent sales organization of VISA, and we must be designated by MasterCard as a member service provider. To retain these designations, we must be sponsored by member clearing banks of VISA and MasterCard and continue to comply with the standards of the VISA and MasterCard associations. Our products are affected by VISA and MasterCard electronic payment standards that are generally updated twice annually. In addition, our customers are subject to government regulations and industry standards with which our products and services must comply.

In December 1997, we began providing e-banking services to financial institutions, enabling them to offer Internet banking to consumers and businesses. We provide these services either by licensing our products to our customers for their operation in-house, or as an application services provider, or ASP, where the customers are linked to our central data center. Our retail Internet banking services enable our bank customers to offer a wide array of Internet based banking services to consumers, such as on-line account information, loan and account applications, and electronic bill payment. Our corporate Internet banking services enable our bank customers to offer their commercial customers various electronic commercial banking services, including on-line account information, bill payment, funds transfers, and other electronic services.

We intend to continue to expand our card processing business in the independent community bank and credit union segments of the market. Moreover, our future growth and profitability will significantly depend upon our ability to penetrate additional international markets, including emerging markets for electronic transaction processing. Our certification as an American Express processor also provides further growth opportunities for us in the global card market.

In 2003, revenues from Card Services comprised 63 percent of our total revenues, compared to 66 percent in 2002 and 67 percent in 2001. The decline in Card Services revenues as a percentage of our total revenues is primarily due to the loss of a large customer in our merchant processing business, which was acquired and moved its account to its new owner’s processor in the third quarter of 2002; the loss of a large customer in our Brazilian card operation, which deconverted its portfolio at the beginning of March 2003; and the purging of merchants in our merchant processing business who no longer met our risk profile criteria in November 2002.

Check Services. Certegy Check Services provides check risk management and related processing products and services to businesses accepting or cashing checks at the point-of-sale. These services utilize our proprietary check authorization systems and risk assessment decision platforms. A significant portion of our revenues from check risk management services is generated from several large national and regional merchants, including national retail chains. Other customers of our Check Services segment include hotels, automotive dealers, telecommunications companies, supermarkets, casinos, mail order houses, and other businesses. Our services allow our clients to run their customers’ personal and business checks through an automated decision-making process that assesses the likelihood that a check will clear.

Our check risk management services include solutions tailored to the specific needs of the customer. They include Welcome Check® guarantee services, where we accept the bad check risk associated with checks authorized by our system, and Welcome Check verification services, where our customers retain the risk. We also provide blends of guarantee and verification services to meet specific customer needs. All of these products utilize our proprietary system, PathWays™. PathWays provides the flexibility, utilizing our risk management data and proprietary models, to manage check acceptance risk by controlling the risk management parameters on a store by store, or even a cash register by cash register, basis.

In recent years, we have introduced several new products for existing and new markets, such as third-party check collections; electronic check risk management solutions for point-of-sale, call center, and electronic commerce applications; and PayCheck Accept™, which enables supermarkets and gaming establishments to reduce the risk of check losses and fraud in connection with their payroll check cashing services.

We provide our check risk management products and services internationally in Canada, the U.K., Ireland, France, Australia, and New Zealand. Our principal product in all those countries is check guarantee services, although mass retailers are beginning to utilize our check verification, collection services, and deferred debit processing services.

In 2003, revenues from Check Services comprised 37 percent of our total revenues, compared to 34 percent in 2002 and 33 percent in 2001. The growth in Check Services revenues as a percentage of our total revenues is primarily due to the loss of two large customers in our Card Services segment, including a large customer in our merchant processing business, which was acquired and moved its account to its new owner’s processor in the third quarter of 2002, and a large customer in our Brazilian card operation, which deconverted its portfolio at the beginning of March 2003. Additionally, the purging of merchants in our merchant processing business who no longer met our risk profile criteria in November 2002 impacted our Card Services revenues in 2002 and 2003.

For additional information relating to our business segments and operations within and outside the U.S., see Note 12 to the consolidated financial statements in Part II, Item 8 of this report.

Recent Financial Results

Our financial results for 2003 as compared to the prior periods have been adversely impacted by the loss of a large customer in our merchant processing business, which was acquired and moved its account to its new owner’s processor in the third quarter of 2002 and the loss of a large customer in our Brazilian card operation, which deconverted its portfolio at the beginning of March 2003. Although the loss of a customer in our merchant processing business had a significant impact on our revenues during the fourth quarter of 2002 and in 2003, it did not have a significant impact on our operating income in those same periods. In addition, our financial results have been adversely impacted by slow retail volumes in our Check Services segment due to the general economic slowdown and, in addition, incremental start-up costs relating to our check cashing services business. We have recently begun to notice an increase in guarantee volume in our Check Services business, and we are continuing to experience strong growth in our Card Services segment, other than in our merchant processing services and South American card issuer operations. Although management believes that positive developments such as these will help to offset the effect of the negative factors mentioned above, there can be no assurance that those factors will not continue to have an adverse impact on our financial results.

Our Strategy

We believe that the increased use of credit, debit, and other electronic payment cards around the globe will continue to present the card processing industry with significant growth opportunities. We also believe that strong demand for check risk management services due to increased check fraud at the point-of-sale and retailers’ growing reliance on third parties for assistance in accurately identifying good check writers to reduce bad check losses will continue to present us with growth opportunities.

In light of the market opportunities, our strategic objective is to strengthen our position as a provider of payment processing and check risk management services. We intend to concentrate on the following strategies to accomplish our objective.

Card	Services.

Utilize our competitive strengths in the U.S. to further increase our share of revenue in the U.S. credit and debit card markets, including e-banking. Those strengths include:

•	Our long-term contractual alliances with CSCU and ICBA, through which we maintain proven distribution channels and enjoy strong name recognition, quality-of-service ratings, and customer satisfaction;

•	Our “full service” processing capabilities, which enable us to provide among the most comprehensive processing solutions available; and

•	Our competitive prices.

Grow our customer base and processing volumes outside the U.S. In international markets, we will continue to focus our efforts on marketing to leading card processing prospects, developing flexible processing services tailored to the diverse credit cultures in Europe, South America, and Asia-Pacific, and utilizing our competitive advantages. These advantages include our strength in providing full service processing services and our proprietary card processing systems. Our proprietary systems are scalable and portable, and have been customized to process in country-specific environments in over 25 countries around the world. This customization enables us to enter new geographic markets quickly and inexpensively, and positions us to be a preferred vendor for outsourced card processing as this concept expands outside the U.S.

Increase our revenues from our debit card processing products and services and from other existing and new products and services. We intend to aggressively market our expanded debit card processing products and services and capture a larger share of the rapidly growing debit card markets in the U.S. and abroad. We intend to aggressively market our card marketing services that assist our customers in growing their cardholder portfolios. We intend to develop and market Internet service capabilities that will allow cardholders to manage their debit and credit card accounts and conduct electronic commerce more efficiently and effectively.

Check	Services.

Utilize our competitive strengths to increase our market share in the check risk management markets, both in the U.S. and internationally. Those strengths include our advanced check risk management algorithms and systems, our ability to introduce successful new check risk management products, and our company’s existing operations and customer relationships in Europe, South America, and Asia-Pacific.

Continue our development and utilization of increasingly sophisticated risk modeling tools to differentiate our capabilities from the competition. These tools include proprietary algorithms and systems that we have developed independently, and others that we have developed with our alliance partners.

Expand further into existing and new markets such as check cashing, gaming, grocery, government, and Internet commerce by combining our current risk management and identity authentication services. This combined solution provides us with the ability to effectively manage risk in environments where the consumer is not present as well as at the traditional point-of-sale.

Further, for both Card Services and Check Services, we intend to continue to consider strategic alliances with, investments in, and acquisitions of, domestic and international companies that would enable us to increase our penetration in our current markets, enter new markets, expand our technology expertise to help further enhance our processing, risk management, and e-banking services, or to increase operating efficiencies.

Sales and Marketing

We market our products and services through a direct sales force and indirect sales channels, such as ICBA and CSCU, independent sales organizations, marketing alliances, and financial institutions. We organize our direct sales force by customer market segment or distribution channel. Additionally, we market directly to our customers and indirectly through ICBA and CSCU using print advertising and direct mail efforts. We participate in major industry tradeshow and publicity events. Given many of our customers use a single product or service, or a combination of products or services, our direct sales force targets existing customers to promote cross-selling opportunities. Our strategy is to use the most efficient delivery system available to successfully acquire customers and build awareness of our products and services.

Seasonality

Our business is somewhat seasonal. The volume of check and card processing is highest during the holiday buying season and during other periods of increased consumer spending.

Competition

The market for our products and services is highly competitive. We compete directly with third-party payment processors and companies that market software for the electronic payment industry. We also compete against software and transaction processing systems developed and used in-house by our potential customers. Our competitors in the Card Services segment include third-party credit and debit card processors, including First Data Corporation, Total System Services, Electronic Data Systems Corporation, and Payment Systems for Credit Unions, and third-party software providers, which license their card processing systems to financial institutions and third-party processors. Competitors in the Check Services segment include First Data’s TeleCheck Services division, eFunds, and Global Payments.

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

Our markets are characterized by rapid technological change, new product introductions, evolving industry standards, and changing customer needs. In order to remain competitive, we are continually involved in the development of new products and services. These initiatives carry the risks associated with any new product development efforts, including cost overruns, delays in delivery, and performance issues.

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

Significance of Certain Customer Relationships

Revenues of our domestic card issuer services business are primarily derived from independent community banks and credit unions, while revenues of our international card issuer services business are primarily generated from several large and small financial institutions. A significant portion of our check risk management services revenues are generated from several large national and regional retail chains.

We have long-term contractual alliances with two associations representing independent financial institutions in the U.S., the ICBA and CSCU. Under these alliances, Card Services is the exclusive partner for offering credit card issuer and merchant processing services to those associations’ members. We are also the exclusive partner of CSCU for offering debit card processing to its members. As a result, approximately 22.9 percent of our consolidated revenues in 2003 were derived from their member institutions, although no single institution accounts for a material portion of our revenues. An early termination of, or significant adverse change in, our relationships with either or both of these associations could harm our ability to retain a substantial portion of our customers and to attract new customers, and have a material adverse effect on our business. In December 2003, our contracts with the ICBA and CSCU were extended into 2008 and 2009, respectively.

Research and Development

Our research and development activities have related primarily to the design and development of our payment processing systems and related software applications and risk management platforms. We expect to continue our practice of investing significant resources to extend the functionality of our proprietary processing systems, and to develop new and innovative solutions in response to the needs of our customers. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels.

Intellectual Property Rights

We rely on a combination of contractual restrictions and trademark, copyright, and trade secret law to establish and protect our trademarks, software, and expertise. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. We also license certain intellectual property from third-parties. Those include rights under the Ronald A. Katz Technology Licensing L.P. patents pertaining to various interactive technologies, such as automated forms of customer service, which rights continue through the life of the patents.

Government Regulation

Various aspects of our businesses are subject to federal, state, and foreign regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties.

As a provider of electronic data processing and back-office services to financial institutions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the various federal bank and thrift regulators and the National Credit Union Association. In addition, we may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.

Given we maintain a database in the U.S. containing the check-writing histories of consumers, and use that information to provide our check risk management services, our check risk management business is subject to the Federal Fair Credit Reporting Act and various similar state laws. Among other things, the Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their check-writing histories, to dispute their accuracy, and to require verification or removal of disputed information. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling of disputes.

Our check collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, has enforcement responsibility over the collection laws, as well as the various credit reporting laws.

Elements of our check cashing business are registered as a Money Services Business and are subject to certain reporting requirements of the USA Patriot Act. This business is also subject to various state and local licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing.

Given we conduct business in international markets as well as in the U.S., we are subject to laws and regulations in jurisdictions outside the U.S. that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.

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

Employees

As of January 30, 2004, Certegy had approximately 4,985 employees, including 2,021 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

Available Information

Certegy’s Internet website address is www.certegy.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. Certegy’s Corporate Governance Policy and Code of Business Conduct and Ethics are also available on our website and are available in print to any shareholder who mails a request to the Corporate Secretary, Certegy Inc., 11720 Amber Park Drive, Suite 600, Alpharetta, Georgia 30004. Other corporate governance-related documents can be found at our website as well.

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

We rely heavily on a small number of specific business segments for the majority of our revenues.

Revenues of our domestic card issuer services business are primarily derived from independent community banks and credit unions, while revenues of our international card issuer services business are primarily generated from several large and small financial institutions. A significant portion of our check risk management services revenues are generated from several large national and regional retail chains. The financial condition of these customers and their willingness to pay for our products and services are affected by general market conditions, competitive pressures, and operating margins within their industries. The retailing industry is currently facing downturns in demand and structural changes in the industry. We could experience declines in revenue as a result of any factors that would adversely affect independent banks, credit unions, and retailers.

A significant portion of our business is derived from two key strategic relationships, and a loss of either of those relationships could adversely affect our profits.

We have long-term contractual alliances with two associations representing independent financial institutions in the U.S., the Independent Community Bankers Association, or ICBA, and Card Services for Credit Unions, or CSCU. Under these alliances, which were extended during December 2003, and which expire in 2008 and 2009, respectively, we are the associations’ exclusive partner for offering credit card issuer and merchant processing services to those associations’ members. We are also the exclusive partner of CSCU for offering debit card processing to its members. As a result, approximately 22.9 percent of our consolidated revenues in 2003 were derived from their member institutions. An early termination of, or significant adverse change in, our relationships with either or both of these associations could harm our ability to retain a substantial portion of our customers and to attract new customers, which would have a material adverse effect on our business.

Our revenues from the sale of services to VISA and MasterCard organizations are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship, and the loss or suspension of this certification or sponsorship could adversely affect our business.

In order to provide our transaction processing services, we must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an independent sales organization of VISA. These designations are dependent upon our continuing adherence to the standards of the VISA and MasterCard associations. The member financial institutions of VISA and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a certified processor, as a member service provider, or as an independent sales organization could be suspended or terminated. The termination of our member service provider status or our status as a certified processor, or any changes in the VISA and MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for the VISA or MasterCard organizations would result in the loss of business from VISA or MasterCard issuing customers, and lead to a reduction in our revenues, which would have a material adverse effect on our business.

We face chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, and we face liability to our merchant customers if checks that we have guaranteed are dishonored by the check writer’s bank.

If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s financial institution and credited to the account of the cardholder. If we are unable to collect the chargeback amounts from our merchant customer’s account, or if the merchant refuses or is financially unable to fund these amounts due to insolvency or bankruptcy or other reasons, we must bear the credit risk for the full amount of the refund paid to the cardholder’s financial institution. We require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk and believe that the diversification of our merchant portfolio among industries and geographic regions minimizes our risk of loss. We recognize a reserve for estimated merchant credit losses based on historical experience and other relevant factors. This reserve amount is subject to the risk that actual losses may be greater than our estimates.

If a check that we have guaranteed is dishonored by the check writer’s bank, we must reimburse our merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. We recognize a liability to our merchant customers for estimated check returns and a receivable for amounts we estimate we will recover from the check writers, based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned may exceed our estimates and actual amounts recovered may be less than our estimates.

Continued consolidation in the financial services and retail industries could reduce our customer base and reduce our revenues.

Consolidation of our customers could result in a smaller market for our products and services. After consolidation, banks and other financial institutions and retailers may realign management responsibilities and reexamine strategic and purchasing decisions with potential adverse effects on demand for our products or services. We may lose relationships with key constituencies within our customer’s organization due to budget cuts, layoffs, or other disruptions following a consolidation. In addition, consolidation may result in a change in the technological infrastructure of the combined entity. Our products and services may not integrate with this new technological infrastructure. In addition, the acquiring institution may have its own in-house system or outsource to competitors.

A prolonged and permanent decline in check writing could adversely impact our profits within Check Services.

We believe check writing has begun to decline as a total percentage of point-of-sale payments due, in part, to the growing use of debit and credit cards. A prolonged and permanent decline in check writing could lead to a negative impact on the profitability of our Check Services segment.

Our customers are subject to a regulatory environment and to industry standards that may change in a manner that reduces the number of transactions in which our customers engage and therefore reduces our revenues.

Our customers are subject to a number of government regulations and industry standards with which our products and services must comply. For example, our products are affected by VISA and MasterCard electronic payment standards that are generally updated twice annually. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, and results of operations.

Demand for our products and services is sensitive to the level of consumer transactions generated by our customers, and accordingly, our revenues could be impacted negatively by a general economic slowdown or any other event causing a material slowing of consumer spending.

A significant portion of our revenue is derived from transaction processing fees. Any changes in economic factors that adversely affect consumer spending and related consumer debt, or a reduction in credit and debit card use, could reduce the volume of transactions that we process, and have an adverse effect on our business, financial condition, and results of operations.

To remain competitive and grow our revenues, we must continually update our products and services, a process which could result in increased costs and the loss of revenues and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

The credit and debit card transaction processing and check services markets in which we compete include a wide range of products and services, including electronic transaction processing, check authorization, and other customer support services. The market is characterized by technological change, new product introductions, evolving industry standards, and changing customer needs. In order to remain competitive, we are continually involved in the development of new products and services. These initiatives carry the risks associated with any new product development effort, including cost overruns, delays in delivery, and performance issues. A delay in the delivery of new products or services could render them less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments market are designed to process transactions and deliver reports and other information on those transactions at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our revenues and operating income if new products are not delivered timely to our customers, or a loss of revenue, or possible claims for damages if new products and services do not perform as anticipated.

To continue to grow profitably, we must expand our share of the credit and debit card transaction processing market and enter new markets, and the failure to do this could adversely affect our business.

Our domestic card issuer business is concentrated in the independent community bank and credit union segments of the market, and we have achieved a significant degree of penetration of these market segments. While we intend to continue our vigorous pursuit of expansion within these segments, our future growth and profitability will significantly depend upon our ability to penetrate other markets, including emerging markets for electronic transaction processing, such as international transaction processing and Internet payment systems. As part of our strategy to achieve this expansion, we will continue to seek acquisition opportunities, investments, and alliance relationships that will facilitate our expansion; however, we may not be able to complete suitable acquisitions, investments, or alliances, and if we do, they may not provide us with the benefits we anticipated. Also, we may not have adequate financial and technological resources to develop products and distribution channels that will satisfy the demands of new markets.

If the security of our databases is compromised, our reputation could suffer and our business could be adversely affected.

We collect personal consumer data, such as names and addresses, social security numbers, drivers license numbers, checking and savings account numbers, and payment history records. Unauthorized access to our databases could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. A security or privacy breach may have any one or more of the following effects, any one or more of which could have a material adverse effect on our business, financial condition, and results of operations:

•	deter customers from using our products and services;

•	harm our business and reputation;

•	expose us to liability; or

•	increase our operating expenses to correct problems caused by the breach.

If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry, and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Any significant interruptions could:

•	increase our operating expenses to correct problems caused by the interruption;

•	harm our business and reputation;

•	result in a loss of customers; or

•	expose us to liability.

Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of operations.

We may be liable for violating the intellectual property rights of third parties or have difficulties enforcing our own intellectual property rights.

Our Internet banking services and transaction processing services utilize significant proprietary software, technology, and other intellectual property. We rely on a combination of intellectual property laws and confidentiality agreements to protect these rights. These may not be adequate to protect all of our rights, however. In addition, our intellectual property rights could be challenged or held unenforceable in any dispute with third parties. Third parties may independently develop similar or competitive technology that does not infringe our rights, and we could not prevent its use. We do not believe that our business infringes the intellectual property rights of others.

Nonetheless, a third party may in the future bring a lawsuit for infringement against us. In such case, we may be forced to acquire a license to continue using the disputed intellectual property, if one is even offered to us on reasonable terms. We may also be forced to defend ourselves in infringement litigation, which is costly, regardless of the merits of the claim. If we did not prevail in any such litigation, we could be liable for money damages or be enjoined from using certain of our technology.

Any of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of operations.

We plan to continue expansion of our international operations, which will subject us to additional business risks and may cause our profitability to decline due to increased costs.

We believe that the international market for our products is growing rapidly, and we expect to commit significant resources to expand our international sales and marketing activities. As we expand internationally, we will be increasingly subject to a number of risks and potential costs, including:

•	political and economic instability;

•	unexpected changes in regulatory requirements and policy, the adoption of laws detrimental to our operations such as legislation relating to the collection of personal data over the Internet or the adoption of laws, regulations, or treaties governing the export of encryption related software;

•	burdens of complying with a wide variety of other laws and regulations;

•	failure to adequately manage currency exchange rate fluctuations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems; and

•	general economic conditions in international markets.

We may not be able to overcome these barriers or avoid significant expenditures in addressing these potential risks.

Foreign currency fluctuations may adversely affect us.

Approximately 15.5 percent of our consolidated revenues for the year ended December 31, 2003 and 35.9 percent of our consolidated assets at December 31, 2003 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. The cumulative translation adjustment, largely related to our investment in our Brazilian card processing operation, was a $75.1 million and $113.4 million reduction of shareholders’ equity at December 31, 2003 and 2002, respectively.

Negative economic and difficult political conditions in Brazil could adversely affect our Brazilian operations.

Economic and political conditions in Brazil are uncertain and volatile, which could adversely affect our Brazilian operations. The currency of Brazil has experienced volatility and a major devaluation, which historically has resulted in severe inflationary pressures. In addition, significant changes in bank ownership, as large private banks acquire smaller regional banks and foreign global banks acquire Brazilian banks, could result in the loss of customers. These conditions make it challenging for us to develop our business and generate revenues in Brazil. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Seasonality, Inflation, and Economic Downturns” included elsewhere in this report.

Our market is highly competitive, and some of our competitors have substantially greater resources than we do.

We expect the market for our products and services to remain highly competitive. Our failure to remain competitive may have a material adverse effect on our business, financial condition, and results of operations. We face direct competition from third-party payment processors and companies that market software for the electronic payment industry. We also compete against software and transaction processing systems developed and used in-house by our potential customers. Our competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services. The sizes of competitors vary across market segments, as do the resources we have allocated to the segments we target. Therefore, certain of our competitors may have significantly greater financial, technical, marketing, or other resources than we do in each of our market segments or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of their products and services. Moreover, new competitors or alliances among our competitors may emerge and rapidly decrease our market share. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources than we have. Accordingly, competitive pressures may have a material adverse effect on our business, financial condition, and results of operations.

Executive Officers of the Registrant

Information relating to our executive officers as of the end of the period covered by this report is set forth below. There are no family relationships among the executive officers, directors or nominees for director, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers.

Name	Age	Position
Lee A. Kennedy	53	Chairman of the Board, President and Chief Executive Officer
Larry J. Towe	56	Executive Vice President and Chief Operating Officer
Michael T. Vollkommer	45	Corporate Vice President and Chief Financial Officer
Walter M. Korchun	61	Corporate Vice President, General Counsel and Secretary
J. Gerard Ballard	46	Corporate Vice President and Chief Technology Officer
Richard D. Gapen	63	Corporate Vice President—Human Resources
Michael E. Sax	41	Corporate Vice President—Financial Planning and Treasurer
Pamela A. Tefft	34	Corporate Vice President and Controller
Mary K. Waggoner	45	Corporate Vice President—Investor and Public Relations
Gerald A. Hines	56	Senior Vice President—Global Business Development
Jeffrey S. Carbiener	41	Senior Vice President and Group Executive—Check Services
Robert W. Bream	50	Senior Vice President and Group Executive—Card Services North America
Vincent G. Pavese	48	Senior Vice President and Group Executive—International Card Services

Lee A. Kennedy has served as our Chairman of the Board since February 2002 and President and Chief Executive Officer since March 2001. Mr. Kennedy served as President, Chief Operating Officer, and a director of Equifax Inc. from June 1999 until June 2001. From June 1997 to June 1999, Mr. Kennedy served as Executive Vice President and Group Executive of Equifax. From July 1995 to June 1997 he served as President of Equifax Payment Services, a division of Equifax.

Larry J. Towe has served as our Executive Vice President and Chief Operating Officer since June 2001. Mr. Towe previously served as Executive Vice President and Group Executive—Payment Services of Equifax Inc. from June 1999 to June 2001. From May 1997 to June 1999, Mr. Towe served as Senior Vice President and General Manager of Equifax Card Solutions, International, a unit of Equifax. Prior to that, Mr. Towe served as President, FBS Software, a provider of software solutions for payment cards, collections, and merchant processing, which Equifax acquired in July 1994.

Michael T. Vollkommer has served as our Corporate Vice President and Chief Financial Officer since June 2001. Mr. Vollkommer previously served as Corporate Vice President and Controller of Equifax Inc. from November 1999 until June 2001. From December 1998 to August 1999, Mr. Vollkommer was Vice President—Finance of Superior TeleCom Inc., a manufacturer of copper wire and cable products. From 1994 until 1998, Mr. Vollkommer held executive officer positions with Alumax Inc., a producer of primary aluminum and fabricated aluminum products, including Vice President and Chief Financial Officer from December 1997 to August 1998, Vice President-Strategic Planning and Corporate Development from June 1997 to December 1997, and Vice President and Controller from January 1994 to June 1997.

Walter M. Korchun has served as our Corporate Vice President, General Counsel and Secretary since August 2002. Previously, Mr. Korchun served as our Senior Vice President and Chief Operations Counsel from 2000 to 2002. From 1990 to 2000, Mr. Korchun served as Senior Vice President, General Counsel and Secretary of AT&T Universal Card Services, a provider of credit cards and related services.

J. Gerard Ballard has served as our Corporate Vice President and Chief Technology Officer since June 2001. Mr. Ballard previously served as Chief Technology Officer of Equifax Payment Services, a division of Equifax Inc., from February 2001 until June 2001. From June 1997 to December 2000, Mr. Ballard served as Executive Vice President and Chief Information Officer for Vital Processing Services, LLC, a provider of technology-based commerce enabling services. From September 1995 to June 1997, Mr. Ballard was Vice President, Equifax Payment Services.

Richard D. Gapen has served as our Corporate Vice President—Human Resources since June 2001. Mr. Gapen previously served as Senior Vice President of Compensation and Benefits for Equifax Inc. from June 1997 until June 2001. From 1991 until 1996, Mr. Gapen was Director of Employee Benefits for W. R. Grace and Company.

Michael E. Sax has served as our Corporate Vice President—Financial Planning and Treasurer since February 2002 and previously as Corporate Vice President and Controller from June 2001 through February 2002. Mr. Sax previously served as Senior Vice President and Controller of Equifax Payment Services, a division of Equifax Inc., from July 1998 until June 2001. Prior to that, Mr. Sax held various financial positions with units of Equifax since 1992.

Pamela A. Tefft has served as our Corporate Vice President and Controller since February 2002 and previously as Vice President of Financial Reporting from June 2001 through February 2002. Ms. Tefft previously served as the Financial Audit Director of Equifax Inc. from May 1999 until June 2001. Prior to joining Equifax, Ms. Tefft was a Manager in the Assurance & Business Advisory Services group of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP) from September 1992 through May 1999.

Mary K. Waggoner has served as our Corporate Vice President—Investor and Public Relations since November 2001. From June 2001 until November 2001, Ms. Waggoner served as our Vice President of Investor Relations. Prior to joining Certegy, Ms. Waggoner served as Senior Vice President for Firstar/Mercantile in St. Louis, Missouri from 1997 until 2000. From 1995 until 1997, she was President of Mercantile Bank of Carlyle in Carlyle, Illinois.

Gerald A. Hines has served as our Senior Vice President—Global Business Development since November 2003. Mr. Hines previously served as Senior Vice President and Group Executive—Card Services from June 2001 until November 2003 and as Senior Vice President, Equifax Card Solutions-Americas, a unit of Equifax Inc., from September 1997 until June 2001. Prior to joining Equifax, Mr. Hines was Executive Vice President and Chief Operating Officer at AT&T Universal Card Services, a credit card issuer, from April 1993 to August 1997.

Jeffrey S. Carbiener has served as our Senior Vice President and Group Executive—Check Services since June 2001. Mr. Carbiener previously served as Senior Vice President, Equifax Check Solutions, a unit of Equifax Inc., from February 1998 until June 2001. Prior to that, he held various other positions with Equifax business units since 1991.

Robert W. Bream has served as our Senior Vice President and Group Executive—Card Services North America since November 2003. Mr. Bream previously served as our Senior Vice President and General Manager—Card Services North America from September 2002 until November 2003. Prior to joining Certegy, Mr. Bream served as President, CEO and Treasurer for United Airlines Credit Union from 1991 to 2002.

Vincent G. Pavese has served as our Senior Vice President and Group Executive—International Card Services since November 2003. Mr. Pavese previously served as our Senior Vice President and General Manager—International Card Services from September 2002 until November 2003 and as our Senior Vice President and General Manager—Card Services North America from January 1999 until September 2002. Prior to that, he held various positions with Equifax (and formerly Telecredit) since 1986.

ITEM 2. PROPERTIES

Our corporate headquarters are located in a leased facility in Alpharetta, Georgia. Our principal operations center and administration, sales, marketing, and development facilities for both Card Services and Check Services are located in St. Petersburg, Florida, in a 305,000 square foot leased building. Card Services and Check Services have other smaller leased operations facilities in Alabama, Wisconsin, Utah, Oregon, and Georgia. In support of our international operations, Card Services has leased operations centers in Brazil, Chile, the U.K. and Australia, and Check Services has leased facilities in the U.K., France, and Australia. We also have a number of small sales or support offices in other locations where we do business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the ticker symbol “CEY.” The table set forth below provides the high and low sales prices of our common stock and the cash dividends declared per share of common stock for each quarter of 2003 and 2002.

	High	Low	Dividend
2003
First Quarter	$26.82	$21.10	$—
Second Quarter	$30.88	$24.22	$—
Third Quarter	$32.98	$25.55	$0.05
Fourth Quarter	$35.24	$31.15	$0.05

2002
First Quarter	$41.50	$33.20	$—
Second Quarter	$44.45	$35.76	$—
Third Quarter	$38.12	$16.70	$—
Fourth Quarter	$26.50	$20.15	$—

As of January 30, 2004, there were approximately 7,445 shareholders of record of our common stock.

We began declaring cash dividends to common shareholders in the third quarter of 2003. The declaration and payment of future dividends is at the discretion of our board, and depends on among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our board of directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial data set forth below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8: Financial Statements and Supplementary Data, and Exhibit 99.1: Non-GAAP Statement of Income for the Year Ended December 31, 2001, included elsewhere in this report.

The historical income statement data for the years ended December 31, 2003, 2002, and 2001 and the historical balance sheet data as of December 31, 2003 and 2002 are derived from the audited consolidated financial statements included elsewhere in this report. The historical financial data as of December 31, 2001, 2000, and 1999 and for the years ended December 31, 2000 and 1999 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2003(1)	2002(1)	2001	2000	1999
	(Dollars in thousands, except for per share data)
Results of Operations:
Revenues (2)	$1,015,464	$1,007,968	$935,971	$865,907	$763,297
Operating expenses (2)(3)(4)	861,064	856,019	784,552	718,748	635,812

Operating income	154,400	151,949	151,419	147,159	127,485
Other income, net	2,339	1,119	78	1,309	2,311
Interest expense (5)	(7,950)	(7,120)	(7,200)	(1,301)	(901)

Income before income taxes, minority interests, and cumulative effect of a change in accounting principle	148,789	145,948	144,297	147,167	128,895
Provision for income taxes	(55,052)	(55,964)	(56,276)	(57,609)	(54,272)
Minority interests in earnings, net of tax	—	—	(945)	(1,096)	6

Income before cumulative effect of a change in accounting principle	93,737	89,984	87,076	88,462	74,629
Cumulative effect of a change in accounting principle, net of $832 income tax benefit	(1,335)	—	—	—	—

Net income	$92,402	$89,984	$87,076	$88,462	$74,629

Basic earnings per share (6):
Income before cumulative effect of a change in accounting principle	$1.44	$1.32	$1.27	$1.32	$1.09
Net income	$1.42	$1.32	$1.27	$1.32	$1.09
Diluted earnings per share (7):
Income before cumulative effect of a change in accounting principle	$1.42	$1.30	$1.26	$1.30	$1.07
Net income	$1.40	$1.30	$1.26	$1.30	$1.07
Cash dividends declared per common share	$0.10	$—	$—	$—	$—

Other Operating Data:
Depreciation & amortization	$42,030	$39,050	$45,677	$42,698	$35,758
Cash flows from operations	$138,096	$126,655	$102,876	$103,784	$146,220
Change in settlement accounts, included in cash flows from operations prior to spin-off (8)	$—	$—	$(29,040)	$(21,353)	$25,020
Capital expenditures	$43,955	$48,961	$49,349	$38,789	$50,111
Ratio of earnings to fixed charges (9)	12.80x	13.49x	12.67x	22.16x	21.71x

Balance Sheet Data:
Total assets (10)	$785,047	$702,141	$736,203	$523,049	$516,567
Long-term debt	$222,399	$214,200	$230,000	$—	$—
Total shareholders’ equity	$261,139	$198,443	$211,865	$323,618	$271,490

(1)	Our financial results for the years ended December 31, 2003 and 2002 include other charges of $12.2 million ($7.7 million after-tax) in both years. The other charges in 2003 include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation, and $(0.1) million of market value recoveries on our collateral assignment in life insurance policies, net of severance charges. The other charges in 2002 include an impairment write-off of $4.2 million for the remaining intangible asset value assigned to an acquired customer contract in our Brazilian card operation, due to the loss of the customer; a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds; and $4.0 million of severance charges and market value losses on our collateral assignment in life insurance policies. See Note 3 to the consolidated financial statements for further information.
(2)	On January 1, 2002, we adopted EITF No. 01-14, as further described in Note 2 to the consolidated financial statements, which required reimbursements received for out-of-pocket expenses to be reclassified from operating expenses to revenues. Amounts for years prior to 2002 were also reclassified to conform to this presentation.
(3)	General corporate expense was $18.5 million, $19.3 million, $11.9 million, $7.8 million, and $7.3 million, respectively, for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. We estimate our general corporate expense would have increased by approximately $6.5 million annually for periods prior to the spin-off had we been operating on a full year stand-alone basis.
(4)	We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which ceased the amortization of goodwill.
(5)	In conjunction with our spin-off from Equifax in July 2001, we made a cash payment to Equifax of $275 million to reflect our share of Equifax’s pre-distribution debt used to establish our initial capitalization. This was funded through $400 million of unsecured revolving credit facilities we obtained in July 2001. Interest expense for periods prior to the spin-off principally consist of interest paid on a line of credit held by our Brazilian card business and interest charged by Equifax on overnight funds borrowed on our behalf.
(6)	Prior to our spin-off from Equifax, basic weighted average shares outstanding is computed by applying the distribution ratio of one share of Certegy common stock for every two shares of Equifax common stock held to the historical Equifax weighted average shares outstanding for the same periods presented.
(7)	Prior to our spin-off from Equifax, diluted weighted average shares outstanding is estimated based on the dilutive effect of stock options calculated in the third quarter of 2001.
(8)	Settlement receivables and payables on our consolidated balance sheets result from the timing differences in our settlement process with merchants, financial institutions, and credit card associations related to merchant and card processing. Prior to the spin-off, the cash held by us associated with this settlement process was held by Equifax and included in our intercompany receivables from Equifax, a component of equity.
(9)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” consist of our income before income taxes, cumulative effect of a change in accounting principle, and fixed charges, but including minority interests. “Fixed charges” consist of interest on indebtedness, amortization of deferred financing costs, and an estimated amount of rental expense that is deemed to be representative of the interest factor.
(10)	Historically, we netted the claims payable and claims recoverable amounts related to our Check Services business within other current liabilities in the consolidated balance sheets. Beginning in 2002, we reclassified the claims recoverable as a current asset and the claims payable as a current liability. Amounts for years prior to 2002 were also reclassified to conform to this presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 6: Selected Financial Data, Item 8: Financial Statements and Supplementary Data, and Exhibit 99.1: Non-GAAP Consolidated Statement of Income for the Year Ended December 31, 2001, included elsewhere in this report.

Overview

We provide credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services. Card Services provides card issuing services in the U.S, the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Dominican Republic. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuing software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

Card Services. Card Services provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Additionally, we began processing American Express cards for a Dominican Republic bank in January 2003, which is serviced from our St. Petersburg, Florida processing center. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. In the U.S., our card processing business is concentrated in the independent community bank and credit union segments of the market, while internationally, we service both large and small financial institutions. We provide our card issuer services internationally through our operations in the U.S., Brazil, Chile, the U.K., and Australia. Our merchant processing services enable retailers and other businesses to accept credit, debit, and other electronic payment cards from purchasers of their goods and services, while our e-banking services enable financial institutions to offer Internet banking and related products to consumers and businesses. Card issuing software, support, and consulting services allow customers to manage their credit card programs.

Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related products. We continue to launch new products aimed at serving this demand. In recent years, we have introduced a variety of stored-value card types, Internet banking, and electronic bill presentment/payment products, as well as a number of card enhancement and loyalty/reward programs. The common theme among these offerings continues to be convenience and security for the consumer coupled with value to the financial institution. Over the past six years, we pursued growth in international markets through acquisitions in Brazil and Chile and the start-up of our card processing operations in the U.K. and Australia. In 2000, we entered into a five-year agreement with a multi-national Australian-based financial institution to process cards issued in Australia, New Zealand, the U.K., and Ireland, with operations commencing in the second quarter of 2001. This financial institution is serviced from our card processing operation in Australia, as well as from our card processing operation in the U.K. In 2003, we entered into an eight-year agreement with a Thailand financial institution, whereby it will outsource the processing of its VISA and MasterCard credit cards and unsecured personal loans. This financial institution is also serviced from our card processing operation in Australia. Card Services plans to pursue further card processing opportunities in the Asia Pacific Region, utilizing our Australian operation as the processing center.

We believe that the increased use of credit, debit, and other electronic payment cards around the globe will continue to present the card processing industry with significant growth opportunities. We intend to continue to expand our card processing business in the independent community bank and credit union segments of the market. Moreover, our future growth and profitability will significantly depend upon our ability to penetrate additional international markets, including emerging markets for electronic transaction processing. Our certification as an American Express processor also provides further growth opportunities for us in the global card market.

Check Services. Check Services provides check risk management and related processing products and services to businesses accepting or cashing checks at the point-of-sale. These services utilize our proprietary check authorization systems and risk assessment decision platforms. A significant portion of our revenues from check risk management services is generated from several large national and regional merchants, including national retail chains. Other customers of our Check Services segment include hotels, automotive dealers, telecommunications companies, supermarkets, casinos, mail order houses, and other businesses. Our services allow our clients to run their customers’ personal and business checks through an automated decision-making process that assesses the likelihood that a check will clear. We provide our check risk management products and services internationally in Canada, the U.K., Ireland, France, Australia, and New Zealand. Our principal product in all those countries is check guarantee services, although mass retailers are beginning to utilize our check verification, collection services, and deferred debit processing services.

In recent years, we have introduced several new products for existing and new markets, such as third-party check collections; electronic check risk management solutions for point-of-sale, call center, and electronic commerce applications; and PayCheck Accept™, which enables supermarkets and gaming establishments to reduce the risk of check losses and fraud in connection with their payroll check cashing services.

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

Key Performance Indicators. Management uses various key indicators to manage its business, including revenue and operating income growth, operating margin, earnings per share growth, number of cards and accounts on file, and volumes processed.

Comparability of Financial Results. Our financial results for 2003 as compared to the prior periods have been adversely impacted by the loss of a large customer in our merchant processing business, which was acquired and moved its account to its new owner’s processor in the third quarter of 2002 and the loss of a large customer in our Brazilian card operation, which deconverted its portfolio at the beginning of March 2003. Although the loss of a customer in our merchant processing business had a significant impact on our revenues during the fourth quarter of 2002 and in 2003, it did not have a significant impact on our operating income in those same periods. In addition, our financial results have been adversely impacted by slow retail volumes in our Check Services segment due to the general economic slowdown and, in addition, incremental start-up costs relating to our check cashing services business. We have recently begun to notice an increase in guarantee volume in our Check Services business, and we are continuing to experience strong growth in our Card Services segment, other than in our merchant processing services and South American card issuer operations. Although management believes that positive developments such as these will help to offset the effect of the negative factors mentioned above, there can be no assurance that those factors will not continue to have an adverse impact on our financial results.

Business Developments

$200 Million Note Offering. In September 2003, we completed our offering of $200 million aggregate principal amount of 4.75 percent senior unsecured notes, which mature in September 2008. The proceeds from this offering were used to pay off the outstanding indebtedness under our $300 million revolving credit facility and for general corporate purposes (see Note 6 to the consolidated financial statements for further information).

Adoption of FIN 46. On December 31, 2003, we adopted certain provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) as required for the synthetic lease on our St. Petersburg, Florida facility. In conjunction with the adoption of FIN 46, we recognized a cumulative effect of accounting change expense of $1.3 million after-tax, or $0.02 per diluted share. Additionally, we recorded property and equipment of $21.0 million, which is net of accumulated depreciation, deferred income tax assets of $0.8 million, long-term notes payable of $22.4 million, and a minority interest liability of $0.8 million, which is included in other long-term liabilities in the consolidated balance sheet (see Notes 2 and 6 to the consolidated financial statements for further information).

Share Repurchase Authority. In August 2003, the Board of Directors increased our remaining share repurchase authority to $100 million. As of December 31, 2003, we had approximately $40.1 million remaining authority for share repurchases.

Dividends. In August 2003, the Board of Directors approved an initial quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on October 15, 2003 to shareholders of record as of the close of business on October 1, 2003. Additionally, in November 2003, the Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on January 15, 2004 to shareholders of record as of the close of business on January 1, 2004.

Other Charges in 2003 and 2002. During 2003, we recorded other charges of $12.2 million ($7.7 million after-tax). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation, and $(0.1) million of market value recoveries on our collateral assignment in life insurance policies, net of severance charges. In 2002, we also recorded other charges of $12.2 million ($7.7 million after-tax). These charges include an impairment write-off of $4.2 million for the remaining intangible asset value assigned to an acquired customer contract in our Brazilian card operation, due to the loss of the customer; a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds; and $4.0 million of severance charges and market value losses on our collateral assignment in life insurance policies (see Note 3 to the consolidated financial statements for further information).

Acquisitions. In May 2001, we acquired the remaining 40.7 percent minority interest in our card processing operation in Brazil for $55.5 million in cash. We previously held a 59.3 percent controlling interest in this operation, which we acquired in 1998. In August 2001, we acquired Accu Chek, Inc. (“Accu Chek”), a leading provider of third-party check collection services in the U.S., for $23.5 million in cash, which is net of $1.5 million of cash acquired. On December 31, 2002, we acquired the majority of assets and liabilities of Netzee, Inc. (“Netzee”), a provider of e-banking services to community banks and credit unions in the U.S., for $10.4 million in cash. In September 2003, we acquired a merchant portfolio for $4.5 million in cash.

Spin-off from Equifax in 2001. On July 7, 2001, our spin-off from Equifax Inc. (“Equifax”) was completed by consolidating all of the assets and liabilities of the businesses that comprised Equifax’s Payment Services division into Certegy and its subsidiaries and then distributing all of Certegy’s outstanding common stock to Equifax shareholders (“the Distribution”). For the period prior to the Distribution, the consolidated financial statements present our financial position, results of operations, and cash flows as derived from Equifax’s historical financial statements. Included in these historical financial statements are certain Equifax corporate expenses that were allocated to us utilizing such factors as revenues, number of employees, and other relevant factors. We believe these allocations were made on a reasonable basis; however, we believe that, had we been operating on a full year stand-alone basis, we would have incurred additional expenses of approximately $3.2 million in 2001 for the period prior to the Distribution.

In conjunction with the Distribution, we incurred $275 million of debt to fund a payment in that amount to Equifax. The historical financial statements do not include any allocation of Equifax corporate debt or related interest expense, as historically, these amounts were not allocated to the operating divisions by Equifax. We estimate our interest expense would have increased by $8.4 million in 2001 had Equifax allocated interest expense to us on $275 million of debt in the period prior to the Distribution. This interest amount is based on annual interest at a rate of LIBOR plus 100 basis points, which was our cost of borrowing under the revolving credit facility we utilized to fund the payment to Equifax.

Components of Income Statement

Card Services generates revenues from charges based on transaction volumes (U.S.), accounts or cards processed (globally), and fees for various services and products (globally), while Check Services generates revenues from charges based on transaction volumes, face value of checks guaranteed, and fees for various check services and products. Revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. Costs of services consist primarily of the costs of transaction processing systems; personnel costs to develop and maintain applications, operate computer networks, and provide customer support; losses from check guarantee services; interchange (processing fees paid to credit card associations) and other fees related to merchant processing; depreciation and occupancy costs associated with the facilities where these functions are performed; and reimbursed out-of-pocket expenses. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to sales, non-revenue customer support functions, and administrative employees and management, and prior to the Distribution, certain allocated Equifax corporate costs.

As part of our card merchant processing business, we contract directly with merchants, as well as with merchants’ financial institutions. When we have a direct relationship with a merchant, revenues collected for our services are based primarily on a discount rate, which considers the cost of interchange fees. When our relationship is with a merchant’s financial institution, we collect the interchange fees in addition to our transaction fees. In both instances, we are responsible for collecting the interchange fees after settling with the credit card associations. Interchange fees are recorded as a component of revenues and costs of services.

On January 1, 2002, we adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues. Historically, such reimbursements were netted against costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues, as previously reported for the year ended December 31, 2001 have increased by $84.8 million for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs. These reclassifications have no impact on operating income or net income.

Also on January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which modifies accounting for business combinations, goodwill, and identifiable intangible assets. As required by this standard, the amortization of goodwill ceased on January 1, 2002. Our operating results for the year ended December 31, 2001 include $8.6 million ($7.3 million after-tax, or $0.10 per diluted share) of goodwill amortization expense.

GAAP and Non-GAAP Financial Measures

Our consolidated financial statements for the years ended December 31, 2003, 2002, and 2001 have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Throughout this management’s discussion and analysis, we discuss certain financial measures for the year ended December 31, 2001 on a GAAP and a non-GAAP basis. The 2001 non-GAAP financial results include adjustments to reflect 1) additional operating and interest expenses estimated by management that would have been incurred in 2001, for the period prior to the Distribution, had we been operating on a full year stand-alone basis (see further discussion of these estimated additional expenses under the heading “Spin-off from Equifax in 2001”) and 2) the elimination of goodwill amortization expense in 2001 as if SFAS 142 had been effective on January 1, 2001. Management believes that presentation of the 2001 financial results with these adjustments is more meaningful as it allows investors and management to evaluate and compare Certegy’s operating results from ongoing operations from period to period in a more consistent manner. Management uses these non-GAAP results for 2001 in its management of the business given 1) the results for 2001 would have been different had we been operating on a stand-alone basis the entire year and thus, it is necessary for the additional operating and interest expenses to be included in the results and 2) there is no goodwill amortization expense in our 2003 and 2002 financial results and thus, it is more meaningful to exclude this expense in 2001 when comparing financial results with periods subsequent to the adoption of SFAS 142. Non-GAAP financial measures, however, should not be considered in isolation or as an alternative to financial measures calculated and presented in accordance with GAAP.

A reconciliation of the GAAP to non-GAAP financial results for the year ended December 31, 2001 is included on page 26 within this management’s discussion and analysis, as well as in Exhibit 99.1 to this report.

Additionally, throughout this management’s discussion and analysis, we refer to certain financial amounts both on a before- and after-tax basis. Management believes it is helpful to include the after-tax effect of certain financial charges to allow investors and management to evaluate their impact on net income and diluted earnings per share.

Highlights of the 2003 Consolidated Financial Results

Highlights of the 2003 financial results as compared to 2002, including other charges in both years, are as follows:

•	Revenues grew 0.7 percent to $1.0 billion.

•	Operating income of $154.4 million increased 1.6 percent.

•	Interest expense totaled $8.0 million versus $7.1 million in 2002.

•	Net income, including the cumulative effect of the accounting change, increased by 2.7 percent to $92.4 million.

•	Diluted earnings per share, including the cumulative effect of the accounting change, of $1.40 increased 7.7 percent.

In 2003, we repurchased 2.6 million shares of our common stock at a cost of $73.6 million, while capital expenditures totaled $44.0 million.

Consolidated Results of Operations

The following table summarizes our consolidated results for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001	2001 Non-GAAP(1)
	(in millions, except per share amounts)
Revenues(2)	$1,015.5	$1,008.0	$936.0	$936.0
Operating expenses	$861.0	$856.0	$784.6	$779.2
Operating income	$154.4	$151.9	$151.4	$156.7
Other income, net	$2.3	$1.1	$0.1	$0.1
Interest expense	$(8.0)	$(7.1)	$(7.2)	$(15.6)
Income before cumulative effect of accounting change(3)	$93.7	$90.0	$87.1	$87.2
Net income	$92.4	$90.0	$87.1	$87.2
Diluted EPS:
Income before cumulative effect of accounting change(3)	$1.42	$1.30	$1.26	$1.26
Net income	$1.40	$1.30	$1.26	$1.26

(1)	Includes non-GAAP adjustments in 2001 to reflect 1) the spin-off from Equifax as if it had occurred at the beginning of 2001 and 2) the elimination of goodwill amortization as if SFAS 142 had been effective on January 1, 2001. Page 26 of this management’s discussion and analysis and Exhibit 99.1 to this report provide a detailed reconciliation of GAAP to non-GAAP financial results for the year ended December 31, 2001.
(2)	On January 1, 2002, we adopted EITF No. 01-14, as further described in Note 2 to the consolidated financial statements, which required reimbursements received for out-of-pocket expenses to be reclassified from operating expenses to revenues. Amounts for years prior to 2002 were also reclassified to conform to this presentation.
(3)	The cumulative effect of accounting change expense of $1.3 million after-tax reflects the adoption of certain provisions of FIN 46 on December 31, 2003 as required for the synthetic lease on our St. Petersburg, Florida facility.

Consolidated Revenues

Year 2003 compared with Year 2002

Consolidated revenues in 2003 of $1.0 billion increased $7.5 million, or 0.7 percent, over 2002. Card Services revenues decreased $16.4 million, or 2.5 percent, while Check Services experienced revenue growth of $23.9 million, or 6.9 percent.

Overall, our revenue growth was driven by strong growth in our card issuer operations outside of South America and 6.9 percent growth in our global check business, which offset the impact of the loss of a large customer in both our Brazilian card issuer business in March 2003 and our merchant processing business in the third quarter of 2002, as well as the purging of merchants in our merchant processing business who no longer met our risk profile criteria in November 2002. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by approximately $6.7 million in 2003. The strengthening exchange rates of the British pound and Australian dollar more than offset the more volatile Brazilian real.

Year 2002 compared with Year 2001

Consolidated revenues in 2002 of $1.0 billion increased $72.0 million, or 7.7 percent, over 2001. Card Services revenues grew $29.2 million, or 4.6 percent, while Check Services experienced revenue growth of $42.8 million, or 14.1 percent.

Overall, our revenue growth was driven by strong growth in our global card issuer and merchant processing businesses and 14.1 percent growth in our global check business. Currency rate changes, particularly the weakening of the Brazilian real, reduced total U.S. dollar revenues by approximately $7.5 million in 2002. The Brazilian real remained volatile throughout the year, which more than offset the strengthening exchange rates of the British pound and Australian dollar.

Consolidated Operating Expenses

Year 2003 compared with Year 2002

Consolidated operating expenses in 2003 of $861.1 million increased $5.0 million, or 0.6 percent, over 2002. Operating expenses for Card Services decreased $15.4 million, or 2.9 percent, while Check Services increased $21.3 million, or 7.0 percent. Corporate expenses of $18.5 million decreased $0.8 million, or 4.1 percent, below 2002. Both 2003 and 2002 consolidated operating expenses include $12.2 million of other charges.

Costs of services in 2003 of $732.8 million increased $1.0 million, or 0.1 percent, over 2002. Card Services experienced a $21.3 million, or 4.5 percent, decline in costs of services driven by a $29.6 million decrease in card merchant processing interchange fees (costs of services included $133.0 million and $162.6 million of interchange fees in 2003 and 2002, respectively) and a decrease in our South American card issuing costs of services due to the downsizing of our Brazilian card operation. Costs of services in our card issuing businesses in the U.S., the U.K., and Australia increased due to strong volume growth. Costs of services in Check Services increased $22.3 million, or 8.7 percent, driven by volume growth in our global core check businesses, as well as incremental check cashing costs of services attributable to the continued roll-out of services in 2003.

Selling, general, and administrative (“SG&A”) expenses in 2003 of $116.1 million increased $4.1 million, or 3.7 percent, over 2002. Card Services experienced a $0.5 million, or 1.0 percent, increase in SG&A costs driven by incremental selling and administrative costs related to the acquisition of Netzee on December 31, 2002 and higher selling and administrative costs in card issuing, primarily in the U.S. and Australia, which more than offset the decline in Brazil’s SG&A costs attributable to the downsizing of that operation in early 2003. SG&A costs in Check Services increased $2.6 million, or 5.8 percent, primarily driven by the growth in new client acquisitions during the year. Corporate SG&A expense increased $1.0 million, or 5.5 percent, primarily due to higher employee benefit and insurance costs.

During 2003, we recorded other charges of $12.2 million ($7.7 million after-tax). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation, and $(0.1) million of market value recoveries on our collateral assignment in life insurance policies, net of severance charges.

Year 2002 compared with Year 2001

Consolidated operating expenses in 2002 of $856.0 million increased $71.5 million, or 9.1 percent, over 2001. Operating expenses for Card Services and Check Services increased $19.6 million, or 3.8 percent, and $44.4 million, or 17.0 percent, respectively. Corporate expenses of $19.3 million increased $7.5 million over 2001. The 2002 consolidated operating expenses include $12.2 million of other charges, while the 2001 consolidated operating expenses include goodwill amortization expense and no adjustment for estimated additional corporate expenses that we estimate we would have incurred had the spin-off from Equifax occurred on January 1, 2001.

Costs of services in 2002 of $731.8 million increased $45.2 million, or 6.6 percent, over 2001 on a GAAP basis. Including adjustments for goodwill amortization expense and additional corporate expenses in 2001, costs of services in 2002 increased $51.4 million, or 7.6 percent, over non-GAAP 2001. Approximately $15.0 million of this increase was attributable to growth in card issuing and merchant volumes and other Card Services items, while $36.4 million was driven by higher check volumes, as well as start-up costs related to our check cashing initiatives and other Check Services items. Card merchant costs of services included $162.6 million and $146.1 million of interchange fees in 2002 and 2001, respectively.

SG&A expenses in 2002 of $112.0 million increased $14.0 million, or 14.3 percent, over 2001 on a GAAP basis. Including an adjustment for additional corporate expenses in 2001, SG&A expenses in 2002 increased $13.1 million, or 13.2 percent, over non-GAAP 2001. This increase is largely attributable to the growth in our international card issuing and North American check businesses, as well as incremental costs we incurred as a stand-alone company after the spin-off.

In 2002, we recorded other charges of $12.2 million ($7.7 million after-tax). These charges include an impairment write-off of $4.2 million for the remaining intangible asset value assigned to an acquired customer contract in our Brazilian card operation, due to the loss of the customer; a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds; and $4.0 million of severance charges and market value losses on our collateral assignment in life insurance policies.

Consolidated Operating Income

Year 2003 compared with Year 2002

Consolidated operating income in 2003 increased $2.5 million, or 1.6 percent, over 2002. Card Services operating income declined $1.0 million, or 0.8 percent, while Check Services operating income increased $2.7 million, or 6.4 percent. General corporate expense declined $0.8 million, or 4.1 percent over 2002. Combined operating margins were 15.2 percent in 2003 and 15.1 percent in 2002. Both 2003 and 2002 consolidated operating income includes $12.2 million of other charges.

The operating income growth experienced in 2003 was primarily driven by strong revenue growth in card issuing outside of South America. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating income by approximately $2.0 million in 2003. The strengthening exchange rates of the British pound and Australian dollar, more than offset the more volatile Brazilian real.

Year 2002 compared with Year 2001

Consolidated operating income in 2002 increased $0.5 million, or 0.4 percent, over 2001 on a GAAP basis. Card Services operating income grew $9.6 million, or 8.0 percent, while Check Services operating income decreased $1.6 million, or 3.7 percent. General corporate expense increased $7.5 million over 2001, which was the year in which the corporate headquarters office was established after the spin-off from Equifax. Combined operating margins were 15.1 percent in 2002 and 16.2 percent in 2001. The 2002 consolidated operating income includes $12.2 million of other charges, while the 2001 consolidated operating income includes $8.6 million of goodwill amortization expense and no adjustment for estimated additional corporate expenses that we would have incurred had the spin-off from Equifax occurred on January 1, 2001.

Consolidated operating income in 2002 decreased $4.8 million, or 3.0 percent, compared to non-GAAP operating income of $156.7 million in 2001, which is adjusted for goodwill amortization expense and additional corporate expenses. The operating income decline experienced in 2002 was driven by the $12.2 million of other charges incurred in 2002, reduced operating income in our South American card operations due to unfavorable currency rates and volatile economic conditions, and costs associated with our continued investment in check cashing initiatives. Currency rate changes, particularly the weakening of the Brazilian real, reduced total U.S. dollar operating income by approximately $0.9 million in 2002. The Brazilian real remained volatile throughout the year, which more than offset the strengthening exchange rates of the British pound and Australian dollar.

Consolidated Other Income, Net

Consolidated other income, net, which principally consists of interest income and net foreign currency exchange gains, totaled $2.3 million, $1.1 million, and $0.1 million during 2003, 2002, and 2001, respectively. The increase in 2003 over the respective prior year periods is due primarily to income earned on temporary cash balances, primarily outside the U.S.

Consolidated Interest Expense

During September 2003, we issued $200 million of five-year senior unsecured notes at 4.75 percent, the proceeds of which were primarily used to repay outstanding indebtedness on our revolving credit facility (see Note 6 to the consolidated financial statements for further information).

Interest expense in 2003 of $8.0 million increased $0.8 million compared to both 2002 and 2001. The growth in interest expense in 2003 compared to 2002 is driven by periodic borrowings on our revolving credit facility and the issuance of our $200 million five-year notes in September 2003. The 2001 interest expense includes interest expense on our revolving credit facility from the Distribution date of July 7, 2001 through the end of the year. Interest expense for the period prior to the Distribution principally consists of interest paid on a line of credit held by our card processing operation in Brazil, and interest charged by Equifax on overnight funds borrowed on our behalf. We were not allocated any Equifax corporate debt or related interest expense, as historically, these amounts were not allocated to the operating divisions by Equifax. We estimate our interest expense would have increased by $8.4 million in 2001 had Equifax allocated interest expense to us on $275 million of debt in the period prior to the Distribution. This interest amount is based on annual interest at a rate of LIBOR plus 100 basis points, which was our cost of borrowing under the revolving credit facility we utilized to fund the payment to Equifax. Considering the additional interest expense that would have been incurred in 2001 had the spin-off from Equifax occurred on January 1, 2001, overall interest expense in 2002 declined compared to non-GAAP 2001 due to lower interest rates and lower average debt balances in 2002.

Our outstanding long-term debt at December 31, 2003 consists of 1) $199.4 million of five-year notes, which is net of unamortized discount, 2) $22.4 million of long-term notes payable related to our St. Petersburg, Florida synthetic lease resulting from the adoption of certain provisions of FIN 46 (see Notes 2 and 6 to the consolidated financial statements for further information), and 3) $0.6 million of capital lease obligations for computer equipment.

Interest expense is expected to increase in 2004 as a result of our fixed rate $200 million notes and the consolidation of our St. Petersburg, Florida synthetic lease required by the adoption of certain provisions of FIN 46.

Effective Tax Rate

Our effective tax rates were 37.0 percent (before the cumulative effect of the accounting change), 38.3 percent, and 39.0 percent in 2003, 2002 and 2001, respectively. Our lower effective rate in 2003 was driven by the implementation of certain international and state tax planning strategies. Effective tax rate changes from 2001 to 2002 were mainly driven by the elimination of goodwill amortization beginning January 1, 2002, as required by SFAS 142. We expect our effective tax rate to be 37.0 percent in 2004.

Prior to the Distribution, we were included in the consolidated federal income tax return of Equifax. Federal and certain state tax provisions were settled through the intercompany accounts, and Equifax made income tax payments on our behalf. The provision for income taxes for the period prior to the Distribution reflects federal, state, and foreign taxes calculated using the separate return basis.

Consolidated Net Income and Earnings per Share

Year 2003 compared with Year 2002

Consolidated net income, including the cumulative effect of a change in accounting principle in 2003, of $92.4 million increased $2.4 million, or 2.7 percent, compared to 2002, while diluted earnings per share in 2003, including the cumulative effect of the accounting change, of $1.40 increased $0.10, or 7.7 percent. Both 2003 and 2002 consolidated net income includes $12.2 million of other charges ($7.7 million after-tax). As described earlier, we adopted certain provisions of FIN 46 on December 31, 2003 as required for the synthetic lease on our St. Petersburg, Florida facility. In conjunction with the adoption of these provisions of FIN 46, we recognized a cumulative effect of accounting change expense of $1.3 million after-tax, or $0.02 per diluted share.

The repurchase of 2.6 million shares of common stock in 2003 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding by approximately 1.0 million shares.

Year 2002 compared with Year 2001

Consolidated net income in 2002 of $90.0 million increased $2.9 million, or 3.3 percent, while diluted earnings per share in 2002 of $1.30 increased $0.04, or 3.2 percent, compared to 2001 on a GAAP basis. The 2002 consolidated net income includes $12.2 million ($7.7 million after-tax) of other charges, while the 2001 consolidated net income includes $8.6 million ($7.3 million after-tax) of goodwill amortization expense and no adjustment for estimated additional corporate expenses that we estimate we would have incurred had the spin-off from Equifax occurred on January 1, 2001.

Consolidated net income in 2002 increased $2.8 million, or 3.2 percent, compared to non-GAAP net income of $87.2 million in 2001, which is adjusted for goodwill amortization expense and additional corporate expenses. Diluted earnings per share in 2002 increased $0.04, or 3.2 percent, compared to non-GAAP diluted earnings per share of $1.26 in 2001.

The repurchase of 3.4 million shares of common stock in 2002 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding by approximately 0.9 million shares.

In 2001, minority interests in earnings related to minority ownership of our Brazilian card processing operation. We acquired full ownership of this operation in May 2001, and, as a result, there were no minority interests in earnings in 2002 or 2003.

Segment Results

The following table summarizes our segment results for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001	2001 Non-GAAP
	(in millions)
Revenues:
Card Services	$644.5	$660.9	$631.7	$631.7
Check Services	371.0	347.1	304.3	304.3

	$1,015.5	$1,008.0	$936.0	$936.0

Operating Income:
Card Services	$128.3	$129.3	$119.8	$127.4
Check Services	44.6	41.9	43.5	44.4

	172.9	171.2	163.3	171.8
General corporate expense	(18.5)	(19.3)	(11.9)	(15.1)

	$154.4	$151.9	$151.4	$156.7

Adjustments to reconcile actual operating income (GAAP) to non-GAAP operating income for the year ended December 31, 2001, as previously discussed, are as follows:

	2001
	Card	Check	Corp
	(in millions)
GAAP Operating Income	$119.8	$43.5	$(11.9)
Additional corporate expenses			(3.2)
Elimination of goodwill amortization expense	7.6	0.9

Non-GAAP Operating Income	$127.4	$44.4	$(15.1)

Card Services

Overview

Our card processing business in North America is concentrated in the community bank and credit union market segments. We have long-term contractual alliances with two trade associations representing independent community banks and credit unions in the U.S., the Independent Community Bankers of America (“the ICBA”) and Card Services for Credit Unions (“CSCU”). In December 2003, our contracts with the ICBA and CSCU were extended into 2008 and 2009, respectively. Also in 2003, we entered into a ten-year agreement with IBM to provide data processing and related services for our U.S. operations, which replaced an existing arrangement we had with EDS. We expect to achieve significant cost savings and future operational flexibility through this new arrangement.

Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related products. We continue to launch new products aimed at serving this demand. In recent years, we have introduced a variety of stored-value card types, Internet banking, and electronic bill presentment/payment products, as well as a number of card enhancement and loyalty/reward programs. The common theme among these offerings continues to be convenience and security for the consumer coupled with value to the financial institution.

Over the past six years, we pursued growth in international markets. In September 1998, Card Services expanded its operations into South America by acquiring a 59.3 percent interest in our card processing operation in Brazil, and subsequently acquired the remaining 40.7 percent ownership in May 2001. In June 1999, we started a card processing operation in the U.K., owning a 51 percent interest, and acquired full ownership in September 2000. In January 2000, we acquired Procard, a card processing operation in Chile. Also in 2000, we entered into a five-year agreement with a multi-national Australian-based financial institution to process cards issued in Australia, New Zealand, the U.K., and Ireland, with operations commencing in the second quarter of 2001. This financial institution is serviced from our card processing operation in Australia, as well as from our card processing operation in the U.K. In 2003, we entered into an eight-year agreement with a Thailand financial institution, whereby it will outsource the processing of its VISA and MasterCard credit cards and unsecured personal loans. This financial institution is also serviced from our card processing operation in Australia. Card Services plans to pursue further card processing opportunities in the Asia Pacific Region, utilizing our Australian operation as the processing center.

Year 2003 compared with Year 2002

Card Services revenues of $644.5 million in 2003 decreased $16.4 million, or 2.5 percent, below 2002. The loss of our largest customer in our Brazilian card operation, which deconverted its portfolio at the beginning of March 2003; the loss of a large customer in our merchant processing business, which was acquired and moved its account to its new owner’s processor in the third quarter of 2002; and the purging of merchants in our merchant processing business who no longer met our risk profile criteria in November 2002 were the largest drivers behind this decline. We experienced strong growth in card issuing revenue outside of South America, while card issuing software and support revenue grew $2.1 million, attributable to a large software implementation and consulting project that commenced in late 2002. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.6 million in 2003. The strengthening exchange rates of the British pound and Australian dollar more than offset the more volatile Brazilian real. At December 31, 2003, we were processing 46.4 million cards. During 2003, we added approximately 4.5 million new cards to our global portfolio, which was offset by a 4.7 million card old base reduction for planned deconversions and deletion of inactive cards in our international operations.

North American card issuing revenues of $369.8 million in 2003 increased $40.4 million, or 12.3 percent, over the prior year. This growth is the result of increasing card usage, new card issuance, and growth in full-service card loyalty products and other products, including enhancement programs and e-banking. North American card transactions increased 9.9 percent over the prior year, with debit card transaction growth of 18.9 percent and credit card transaction growth of 3.6 percent. We added approximately 0.9 million domestic cards during 2003, increasing our domestic card base to 23.4 million at December 31, 2003.

International card issuing revenues of $92.7 million in 2003 decreased $26.4 million, or 22.2 percent, primarily driven by the loss of our largest customer in our Brazilian card operation in March 2003. Outside of South America, our revenue growth was driven by the launch of new products and services, as well as volume growth on our existing customer base in both the U.K. and Australia. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.6 million in 2003. The strengthening exchange rates of the British pound and Australian dollar more than offset the more volatile Brazilian real. International card growth totaled 3.6 million cards in 2003, a 14.7 percent increase over 2002, which is net of reductions for planned deconversions and the deletion of inactive cards.

Merchant processing revenues of $170.3 million in 2003 decreased $32.6 million, or 16.0 percent, below the prior year. The loss of a large customer in the third quarter of 2002 and lower debit interchange rates contributed to a reduction in interchange pass-through revenue from $162.6 million in 2002 to $133.0 million in 2003, a change of $29.6 million. Net of interchange pass-through, revenues in 2003 were below the prior year by $3.0 million, or 7.3 percent, due primarily to the purging of merchants who no longer met our risk profile criteria in November 2002.

Card issuing software and support revenue of $11.6 million increased $2.1 million over the prior year attributable to a large software implementation and consulting project that commenced in late 2002. Card issuing software and support revenue is expected to decline in 2004, as this large project was substantially completed as of December 31, 2003.

Card Services operating income of $128.3 million in 2003, which includes $11.5 million of other charges, decreased $1.0 million, or 0.8 percent, compared to operating income of $129.3 million in 2002, which includes $6.1 million of other charges. We experienced growth in our card issuing operations outside of South America, driven by strong top-line growth and cost efficiencies around the globe, including a reduction in our workforce that occurred in late 2002 and reduced data processing costs in the U.S. as a result of our new data processing agreement with IBM; however, these factors were more than offset by a $5.4 million increase in other charges over 2002 and the negative impacts of the loss of a large customer in our Brazilian card operation in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar operating income by approximately $0.9 million in 2003. The strengthening exchange rates of the British pound and Australian dollar more than offset the more volatile Brazilian real.

Year 2002 compared with Year 2001

Card Services revenues of $660.9 million in 2002 increased $29.2 million, or 4.6 percent, over 2001. Our revenue growth is attributable to existing and new card growth in both our domestic and international card operations, as well as increased revenues in our merchant processing business. Currency rate changes, particularly the weakening of the Brazilian real, reduced total U.S. dollar revenues by approximately $9.7 million in 2002. The Brazilian real remained volatile throughout the year, which more than offset the strengthening exchange rates of the British pound and Australian dollar. At December 31, 2002, we were processing 46.7 million cards, which is an increase of 5.0 million cards, or 11.9 percent, over the prior year-end.

North American card issuing revenues of $329.4 million in 2002 increased $7.1 million, or 2.2 percent, over the prior year. This growth is the result of increased card usage, new card growth, and increased pricing on certain contracts that was fully in place by the fourth quarter of 2002. North American card transactions increased 8.5 percent over the prior year, with debit card transaction growth of 18.7 percent and credit card transaction growth of 2.5 percent. We added approximately 1.0 million domestic cards during 2002, increasing our domestic card base to 22.5 million at December 31, 2002.

International card issuing revenues of $119.1 million in 2002 increased $7.0 million, or 6.3 percent, over the prior year, primarily driven by card growth. International card growth totaled 4.0 million cards in 2002, increasing our international card base to 24.2 million at December 31, 2002, which represents a 19.8 percent increase over 2001. The start-up of our Australian card operation and conversion of a multi-national Australian-based bank portfolio in the third quarter of 2001 contributed an additional 1.0 million cards in 2002, a 38.2 percent increase over its card base at December 31, 2001. Currency rate changes, particularly the weakening of the Brazilian real, reduced total U.S. dollar revenues by approximately $9.7 million in 2002. The Brazilian real remained volatile throughout the year, which more than offset the strengthening exchange rates of the British pound and Australian dollar.

Merchant processing revenues of $202.9 million in 2002 increased $15.4 million, or 8.2 percent, above the prior year. Late in the third quarter of 2002, a large merchant processing customer was acquired and moved its account to its new owner’s processor. Additionally, in the second half of 2002, we severed relationships with other merchant processing customers whose risk profiles no longer met our requirements. Both of these factors reduced our merchant processing revenue growth during 2002.

Card issuing software and support revenue of $9.5 million decreased by $0.3 million over the prior year due to a reduction in software and consulting sales.

Card Services operating income of $129.3 million in 2002, which includes $6.1 million of other charges, increased $9.6 million, or 8.0 percent, compared to operating income of $119.8 million in 2001 on a GAAP basis, which includes $7.6 million of goodwill amortization expense. Card Services operating income in 2002 increased $2.0 million, or 1.5 percent, compared to non-GAAP operating income of $127.4 million in 2001, which is adjusted to exclude goodwill amortization expense. This increase in operating income in 2002 compared to non-GAAP 2001 is attributable to the growth in our North American card issuing revenue, combined with cost improvement initiatives that include renegotiation of certain vendor contracts during 2002 resulting in lower data processing costs, new technology advances, reductions in the workforce, and other process efficiencies that were placed in service throughout the year. These initiatives helped to offset the reduced operating income in our South American operations due to unfavorable currency rates and volatile economic conditions brought on by factors that included the October 2002 Brazilian presidential election and the $6.1 million of other charges incurred in 2002. Currency rate changes, particularly the weakening of the Brazilian real, reduced our U.S. dollar operating income by approximately $1.6 million in 2002. The Brazilian real remained volatile throughout the year, which more than offset the strengthening exchange rates of the British pound and Australian dollar.

Check Services

Overview

We believe check writing has begun to decline as a total percentage of point-of-sale payments due, in part, to the growing use of debit and credit cards. At the same time, however, demand for our services is strong due to factors that include increasing sophistication of check fraud and higher concentration of bad checks written at the point-of-sale due to a trend of higher credit quality consumers paying more with credit and debit cards and writing fewer checks. These factors are contributing to a growing reliance of retailers and other businesses on outside vendors, such as us, to provide check risk management services. Additionally, in recent years, we have introduced several new products for existing and new markets, including payroll check cashing and third-party check collections.

Year 2003 compared with Year 2002

Check Services revenues of $371.0 million in 2003 increased $23.9 million, or 6.9 percent, over 2002, driven by volume growth and new customer signings in both our domestic and international check operations. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar revenues by approximately $5.1 million in 2003. The face amount of checks we authorized totaled $35.2 billion in 2003 as compared to $35.0 billion in 2002. Guarantee volumes grew from $26.7 billion in 2002 to $28.0 billion in 2003, a 5.2 percent increase over the prior year.

North American check revenues of $307.8 million increased $13.2 million, or 4.5 percent, over 2002, driven by a 4.4 percent increase in check guarantee volumes, largely resulting from the addition of new customers, and growth in our check cashing revenues. Growth in our core business was impacted by weak retail sales throughout the year driven by soft consumer spending. The face amount of checks we authorized in the U.S. totaled $31.8 billion in 2003 as compared to $31.6 billion in 2002.

International check revenues of $63.2 million in 2003 increased $10.7 million, or 20.5 percent, over 2002, as the face amount of checks we authorized increased to $3.4 billion in 2003 as compared to $3.3 billion in 2002. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar revenues by approximately $5.1 million in 2003.

Check Services operating income of $44.6 million in 2003, which includes $1.0 million of other charges, increased $2.7 million, or 6.4 percent, compared to operating income of $41.9 million in 2002, which includes $4.7 million of other charges. The growth in Check Services operating income is attributable to $3.7 million lower other charges in 2003, which more than offset the negative impact of lower-margin new customer signings, mix shifts, and economic factors, as well as incremental check cashing start-up costs in 2003 compared to 2002. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar operating income by approximately $1.1 million in 2003.

Year 2002 compared with Year 2001

Check Services revenues of $347.1 million in 2002 increased $42.8 million, or 14.1 percent, over 2001. Our revenue growth is driven by market share gains in both our domestic and international check operations. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar revenues by approximately $2.2 million in 2002. The face amount of checks we authorized totaled $35.0 billion in 2002 as compared to $32.1 billion in 2001. Guarantee volumes grew from $23.3 billion in 2001 to $26.7 billion in 2002, a 14.6 percent increase over the prior year.

North American Check revenues of $294.6 million increased $36.5 million, or 14.1 percent, over 2001, driven by increased volumes largely resulting from the addition of new customers. The face amount of checks we authorized in the U.S. totaled $31.6 billion in 2002 as compared to $29.0 billion in 2001.

International check revenues of $52.5 million in 2002 increased $6.3 million, or 13.6 percent, over 2001, as the face amount of checks we authorized increased to $3.3 billion in 2002 as compared to $3.1 billion in 2001. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar revenues by approximately $2.2 million in 2002.

Check Services operating income of $41.9 million in 2002, which includes $4.7 million of other charges, decreased $1.6 million, or 3.7 percent, compared to operating income of $43.5 million in 2001 on a GAAP basis, which includes $0.9 million of goodwill amortization expense. Check Services operating income in 2002 decreased $2.5 million, or 5.7 percent, compared to non-GAAP operating income of $44.4 million in 2002, which is adjusted to exclude goodwill amortization expense. The decline in operating income in 2002 compared to non-GAAP 2001 is a result of the $4.6 million of other charges incurred in 2002, incremental costs associated with the continued investment in our check cashing initiatives, and the impact of a higher percentage of business shifting toward lower-priced national accounts, which were partially offset by the revenue growth in our core check business. Check guarantee net losses remained relatively stable, even during a difficult economic period for retailers. Improvements in collection methodologies have enhanced recovery rates, further helping us to maintain relatively stable net losses. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar operating income by approximately $0.7 million in 2002.

General Corporate Expense

Year 2003 compared to Year 2002

General corporate expense of $18.5 million in 2003, which includes $(0.3) million of market value recoveries of our collateral assignment in life insurance policies, net of severance charges, decreased $0.8 million, or 4.1 percent, compared to general corporate expense of $19.3 million in 2002, which includes $1.4 million of severance and market value losses on our collateral assignment in life insurance policies. The decline in general corporate expense is attributable to the $1.7 million decrease in other charges in 2003, which more than offset the growth in general corporate expense driven by higher insurance and employee benefits costs in 2003 compared to 2002.

Year 2002 compared to Year 2001

General corporate expense of $19.3 million in 2002, which includes $1.4 million of other charges, increased $7.4 million over 2001 on a GAAP basis, which does not include any additional corporate costs that we estimate we would have incurred had we been a stand-alone company for the entire year. General corporate expense increased $4.2 million, or 27.9 percent, compared to non-GAAP general corporate expense of $15.1 million in 2001, which is adjusted for $3.2 million of additional corporate costs that we estimate we would have incurred had we been operating on a stand-alone company basis for the entire year, driven by the $1.4 million of other charges, incremental costs for the conversion of administrative functions which were previously outsourced to a third-party, and recruiting and relocation expenses for new hires in 2002.

Liquidity and Capital Resources

We have historically generated and continue to generate strong cash flows from our operating activities that we use to further invest in our business through expenditures for capital and strategic acquisitions. Additionally, since our spin-off from Equifax in 2001, we have engaged in periodic repurchases of our common shares, when it has been deemed appropriate, and began to pay cash dividends to our shareholders in 2003. Proceeds from stock option exercises have varied each year, primarily driven by changes in our stock price.

In conjunction with the spin-off from Equifax, we made a cash payment to Equifax in the amount of $275 million in July 2001 to reflect Certegy’s share of Equifax’s pre-distribution debt used to establish our initial capitalization. This payment was funded through a $400 million unsecured revolving credit facilities we obtained. Since that time, we have used available cash flow to reduce our outstanding balance on these facilities and on September 10, 2003, we used the proceeds from our offering of 4.75 percent fixed rate five-year notes with a face value of $200 million to pay down the remaining revolver balance.

Cash flow from operations is expected to be strong in 2004. Our cash needs for 2004 will be primarily related to capital expenditures and payment of dividends. We expect our capital expenditures for 2004 to be approximately $45 million. We plan to use a significant portion of our remaining available cash flow to repurchase our common shares, however, the extent of share repurchases could change based upon acquisition opportunities.

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

Year 2003 compared with Year 2002

Operating Activities. We continue to generate significant cash flow from operating activities, totaling $138.1 million in 2003, an increase of $11.4 million above 2002. The 2003 cash flow was produced from net income of $92.4 million, adjusted for depreciation and amortization of $42.0 million, deferred taxes of $13.6 million, and other noncash items of $13.1 million, including the cumulative effect of the accounting change, offset by a $23.0 million cash outlay for net working capital items.

The working capital items noted above primarily include the following: $9.2 million for other assets, $5.1 million for claims accounts in our Check Services business, and $8.7 million for changes in other current assets and liabilities. These changes include prepaid expenses, the payment of $9.7 million of contract termination charges, a $4.0 million settlement of a class action lawsuit accrued in 2002, and income taxes.

We used our cash flow from operating activities primarily to reinvest in our existing businesses through expenditures for equipment and systems development and the acquisition of a merchant portfolio. We also used operating cash flows to repay temporary borrowings on our revolving credit facility and to fund treasury stock purchases.

Investing Activities. Capital expenditures in 2003 of $44.0 million decreased $5.0 million below the prior year period. Capital expenditures in 2003 were primarily for processing equipment and software in our global card issuing operations, systems development for new products and services, and capital investment for our check cashing program. Additionally, we acquired a merchant portfolio in September 2003 for $4.5 million in cash.

Financing Activities. In September 2003, we completed our offering of $200 million aggregate principal amount of unsecured 4.75 percent notes (priced to yield 4.82 percent) due in 2008. The notes rank equally with all of our existing and future unsecured, unsubordinated debt. The notes were sold at a discount of $0.6 million, which along with related note issuance costs, will be amortized over the term of the notes. We used the net proceeds from this offering to pay off the outstanding indebtedness under our $300 million revolving credit facility and for general corporate purposes.

Additionally, during 2003, the Board of Directors increased total remaining share repurchase authority to $100 million, of which $40.1 million remains as of December 31, 2003. We repurchased 2.6 million shares of common stock during 2003 at a total cost of $73.6 million. There were $79.6 million of common stock repurchases during the prior year period. Proceeds from the exercise of stock options in 2003 totaled $5.5 million, compared with $15.9 million in the prior year period. In August and November 2003, the Board of Directors approved a quarterly common stock dividend of $0.05 per share payable on October 15, 2003 and January 15, 2004, respectively. The amount of the quarterly dividend paid in 2003 was $3.2 million.

Year 2002 compared with Year 2001

Operating Activities. Net cash provided by operating activities totaled $126.7 million in 2002 as compared with $102.9 million in 2001. The 2001 amount was reduced by $29.0 million, which is related to the timing of settlements in the card and merchant processing clearing system. Prior to the spin-off, Equifax held the cash deposits associated with this settlement process, which were included in our intercompany receivable from Equifax, a component of equity. Operating activities provided cash of $131.9 million in 2001 before the effect of this settlement activity. We used operating cash flow primarily to reinvest in existing businesses and to contribute to the financing of acquisitions, repurchase of common stock, and repayment of long-term debt.

Investing Activities. Net cash used in investing activities totaled $59.4 million in 2002 and $128.4 million in 2001. Capital expenditures, exclusive of acquisitions, totaled $49.0 million in 2002 and $49.3 million in 2001. Cash used for acquisitions, net of cash acquired, totaled $10.4 million and $79.0 million in 2002 and 2001, respectively.

Financing Activities. Net cash used in financing activities totaled $79.8 million in 2002. Net repayments on long-term debt totaled $15.8 million, while proceeds from the exercise of employee stock options totaled $15.9 million. We repurchased 3.4 million shares of common stock at a total cost of $79.6 million in 2002. Net cash provided by financing activities in 2001 totaled $24.9 million. Net borrowings on our revolving credit facility of $230.0 million were used to fund the $275 million payment to Equifax in July 2001 and the acquisition of Accu Chek in August 2001. Proceeds from the exercise of employee stock options totaled $4.0 million, and we repurchased 81,400 shares of common stock at a total cost of $2.4 million in 2001. Net repayments to Equifax were $206.6 million in 2001, which includes the $275 million payment at the time of the Distribution.

General

Revolving Credit Facility. In September 2003, we cancelled our $300 million revolving credit facility and replaced it with a new $200 million revolving credit facility, which expires in September 2006. The new facility has substantially the same terms as the former facility, except there are no subsidiary guarantees. The new facility bears interest at an annual rate of LIBOR plus 100 basis points and contains certain financial covenants related to interest coverage and funded debt to cash flow. Borrowings on the new facility are available to meet working capital needs and to fund strategic acquisitions and the periodic repurchase of shares when deemed appropriate. There was no outstanding balance under this facility at December 31, 2003. The amount outstanding under the $300 million facility at December 31, 2002 was $214.2 million.

We also have an unsecured revolving credit facility that provides advances to finance our customers’ shortfalls in the daily funding requirements associated with our credit and debit card settlement operations. Upon renewal of this facility in June 2003, we lowered the total available borrowing amount from $130 million to $100 million. Outstanding borrowings on this credit facility are classified as part of the Company’s settlement payables in the consolidated balance sheets. There were no amounts outstanding under this facility at December 31, 2003 or December 31, 2002.

Contractual Obligations. In 2003, we entered into a ten-year agreement with IBM, which replaced our existing agreement with EDS for U.S. data processing services. The transition from EDS to IBM was completed in the third quarter of 2003.

The following table summarizes our significant contractual obligations and commitments as of December 31, 2003:

	Payments due by
	Total	Less than 1 year	1 to 3 years	4 to 5 years	Thereafter
	(in millions)
Long-term debt (Note 6)	$221.8	$—	$—	$199.4	$22.4
Operating leases (Note 10)	46.5	10.8	17.0	10.8	7.9
Capital leases (Note 6)	0.6	0.2	0.3	0.1	—
Data processing agreement obligations (Note 10)	253.7	36.2	68.1	57.6	91.8

Total	$522.6	$47.2	$85.4	$267.9	$122.1

Note: This table excludes other obligations that we may have, such as employee benefit obligations (discussed in Note 9 to the consolidated financial statements), residual value guarantees under our synthetic leases (see Note 10 to the consolidated financial statements), and other current and long-term liabilities reflected in our consolidated balance sheets.

Off-Balance Sheet Arrangements. Note 10 to the consolidated financial statements also describes certain off-balance sheet arrangements in the form of synthetic leases and the change in accounting for one of the leases that was adopted on December 31, 2003 in accordance with certain provisions of FIN 46.

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We entered into synthetic operating leases in order to provide us with favorable financing arrangements with regard to the facilities subject to the leases. The first synthetic lease on our Madison, Wisconsin facility of $10.4 million was entered into in 1997 and the second synthetic lease on our St. Petersburg, Florida facility of $23.2 million was entered into in 1999, both of which expire in 2009. Under these synthetic lease arrangements, we have guaranteed the residual value of the leased properties to the lessors. In the event the properties are sold by the lessors at the end of the lease terms, we would be responsible for any shortfall of the sales proceeds under $26.4 million, which approximates 79 percent of the value of the properties at the beginning of the lease terms. We believe the fair market values of these properties exceed the amount of the guarantees. On December 31, 2003, we adopted certain provisions of FIN 46, which required us to consolidate our St. Petersburg, Florida facility in our consolidated financial statements.

As described in Note 2 to the consolidated financial statements, we have an interest rate swap arrangement in effect that fixes the interest rate for one of our variable rate synthetic lease obligations. This derivative has been designated as a cash flow hedge, was documented as fully effective, and at December 31, 2003, was valued as a liability totaling $1.5 million.

Related Parties. Other than our transactions with Equifax, which are described in Note 5 to the consolidated financial statements, we do not have any material related party transactions.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Our significant accounting policies are described in Note 2 to the consolidated financial statements. We believe that the following accounting policies involve a higher degree of complexity and warrant specific description.

Reserve for Card Merchant Processing and Check Guarantee Losses. In our direct card merchant processing business, if, due to insolvency or bankruptcy of the merchant, or for another reason, we are not able to collect amounts from our merchant customers that have been properly “charged back” by the cardholders, we must bear the credit risk for the full amount of the cardholder transaction. We require cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, we utilize a number of systems and procedures to manage merchant risk and believe that the diversification of our merchant portfolio among industries and geographic regions minimizes our risk of loss. Card merchant processing loss reserves are primarily determined by performing a historical analysis of our chargeback loss experience and considering other factors that could affect that experience in the future. Such items include, the general economy and the credit quality of our merchant customers. Once these factors are considered, we assess the reserve adequacy by comparing the recorded reserve to the estimated amount based on an analysis of the current trend changes or specific anticipated future events. Any adjustments are charged to costs of services. This reserve amount is subject to risk that actual losses may be greater than our estimates. At December 31, 2003 and 2002, we had aggregate card merchant processing loss reserves of $1.1 million and $1.0 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

In our check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, we reimburse our merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of our check loss and recovery experience and considering other factors that could affect that experience in the future. Such items include, the general economy, the overall industry mix of our customer volumes, statistical analysis of check fraud trends within our customer volumes, and the quality of returned checks. Once these factors are considered, we establish a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to costs of services. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than our estimates. At December 31, 2003 and 2002, we had accrued claims payable and accrued claims recoverable balances of $38.3 million and $46.5 million, and $48.3 million and $50.3 million, respectively.

Historically, such estimation processes have proven to be materially accurate; however, our projections of probable card merchant processing losses, check guarantee losses, and anticipated recoveries are inherently uncertain, and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. Expenses of $152.9 million, $146.1 million, and $128.7 million, respectively, were recorded in costs of services for the years ended December 31, 2003, 2002, and 2001, for card merchant processing losses and check guarantee losses, net of anticipated recoveries. A one percent increase in our card merchant processing and check guarantee losses, net of anticipated recoveries, in 2003 would have reduced 2003 net income by approximately $1.0 million after-tax.

Valuation of Goodwill and Other Long-Lived Assets. Goodwill and certain other intangible assets are tested for impairment in accordance with SFAS 142, and all other long-lived assets are tested in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill and other long-lived assets (primarily property and equipment, other intangible assets, and systems development and other deferred costs) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life.

We make certain estimates and assumptions that affect the determination of the expected future cash flows of assets. These estimates and assumptions include revenue and operating income growth, asset-related expenditures, and other factors. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations and could result in an impairment. In the opinion of management, goodwill and other long-lived assets are appropriately valued at December 31, 2003 and 2002.

Income Taxes. We record income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that exist between the tax bases and financial reporting bases of our assets and liabilities, based on enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of a deferred tax asset will not be realized. No provision is made for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.

For the years ended December 31, 2003, 2002, and 2001, management made no material changes in its assumptions regarding the determination of the provision for income taxes, except that during 2002, we determined that our investments in certain foreign subsidiaries are permanently invested and will not be repatriated to the U.S. in the foreseeable future. Future U.S. tax consequences on the undistributed earnings of these subsidiaries are no longer considered in the tax provision calculation in accordance with APB Opinion No. 23. At December 31, 2003, there are approximately $24.1 million of undistributed net earnings for which no additional U.S. tax is provided. Certain events could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting our income tax provision. Additionally, significant declines in taxable operating income could materially impact the realizable value of deferred tax assets.

For the year ended December 31, 2003, our provision for income taxes was $55.1 million, consisting of $40.0 million for current tax expense and $15.1 million for deferred tax expense. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. A one percent change in the effective tax rate from 37.0 percent in 2003 to 38.0 percent would have increased the 2003 income tax provision by $1.5 million.

Employee Benefit Obligations. The plan obligations and related assets of our defined benefit retirement and postretirement plans are presented in Note 9 to the consolidated financial statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual net periodic benefit cost are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases, and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its historical experience and other relevant factors. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

Seasonality, Inflation, and Economic Downturns

We are subject to certain seasonal fluctuations, such as peak activity during the holiday buying season. We do not believe that inflation has had a material effect on our operating results; however, inflation could adversely affect our financial results were it to result in a substantial weakening in economic conditions that adversely affects the level of consumer spending. Our check revenue growth has continued to be impacted by weak retail sales driven in part by soft consumer spending.

The Brazilian market is characterized by political and economic uncertainty that causes volatility in currency values, and historically has resulted in severe inflationary pressures. Notwithstanding this uncertainty, we believe that the long-term prospects offered by the Brazilian market are attractive and our continued focus on growing our Brazilian business and attaining cost efficiencies should provide us with a cost structure that can withstand short-term declines in business driven by the uncertain market and the loss of our largest customer in March 2003.

Our Brazilian operations had net assets of approximately $102.2 million at December 31, 2003, which includes a net equity reduction of $96.7 million as a result of cumulative foreign currency translation. Pursuant to SFAS 142 and SFAS 144, these assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at December 31, 2003 and 2002; however, if we are unable to improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this could have an impact on our opinion regarding the valuation of these assets, which could lead to an impairment charge against net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on analysis completed and described below, we do not believe that we are exposed to material market risk from changes in interest rates or foreign currency exchange rates.

Interest rates. We have an unsecured revolving credit facility and a synthetic lease obligation that have variable interest rates; therefore, we are exposed to the impact of interest rate fluctuations. This risk is somewhat mitigated by our ability to fix the base LIBOR rate for periods of up to six months on our revolving credit facility and by using interest rate swap arrangements. There were no amounts outstanding under the revolving credit facility at December 31, 2003, while the balance on our synthetic lease obligation at December 31, 2003 was $22.4 million. We have performed an interest rate sensitivity analysis assuming a 100 basis point increase in LIBOR for the period subsequent to December 31, 2003 for our synthetic lease obligation and the increase in interest expense would not be material.

Foreign currency exchange rates. Approximately 15.5 percent of our consolidated revenues for the year ended December 31, 2003 and 35.9 percent of our consolidated assets at December 31, 2003 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent higher appreciation against our non-U.S. dollar denominated businesses in 2003, consolidated revenues and operating income would have been reduced by $15.6 million and $0.6 million, respectively. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment, largely related to our investment in our Brazilian card processing operation, was a $75.1 million and $113.4 million reduction of shareholders’ equity at December 31, 2003 and 2002, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Certegy Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Certegy Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 8, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments described in Note 2 and the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” described in Note 2.

As discussed above, the financial statements of Certegy Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, the Company reclassified reimbursements received for out-of-pocket expenses from operating expenses to revenues as required by Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” We audited the adjustment that was applied to reclassify the balances reflected in the 2001 financial statements. Our procedures included (a) agreeing the reclassification amounts to the Company’s underlying accounting records, and (b) testing the mathematical accuracy of the reclassification adjustment. In our opinion, such adjustment is appropriate and has been properly applied. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amount. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustment and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certegy Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for a variable interest entity upon adoption of certain provisions of Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” on December 31, 2003. Also as discussed in Note 2 to the consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young, LLP

Atlanta, Georgia

February 2, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Certegy Inc.:

We have audited the accompanying consolidated balance sheets of Certegy Inc. and Subsidiaries (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 8, 2002

THIS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. SEE EXHIBIT 23.2 FOR FURTHER INFORMATION.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues (Note 2)	$1,015,464	$1,007,968	$935,971

Operating expenses:
Costs of services (Note 2)	732,762	731,805	686,588
Selling, general and administrative	116,099	111,984	97,964
Other (Note 3)	12,203	12,230	—

	861,064	856,019	784,552

Operating income	154,400	151,949	151,419
Other income, net	2,339	1,119	78
Interest expense	(7,950)	(7,120)	(7,200)

Income before income taxes, minority interests, and cumulative effect of a change in accounting principle	148,789	145,948	144,297
Provision for income taxes	(55,052)	(55,964)	(56,276)
Minority interests in earnings, net of tax	—	—	(945)

Income before cumulative effect of a change in accounting principle	93,737	89,984	87,076
Cumulative effect of a change in accounting principle, net of $832 income tax benefit (Note 2)	(1,335)	—	—

Net income	$92,402	$89,984	$87,076

Basic earnings per share (Note 2):
Income before cumulative effect of a change in accounting principle	$1.44	$1.32	$1.27
Cumulative effect of a change in accounting principle	(0.02)	—	—

Net income	$1.42	$1.32	$1.27

Average shares outstanding	65,094	68,254	68,317

Diluted earnings per share (Note 2):
Income before cumulative effect of a change in accounting principle	$1.42	$1.30	$1.26
Cumulative effect of a change in accounting principle	(0.02)	—	—

Net income	$1.40	$1.30	$1.26

Average shares outstanding	65,870	69,033	69,063

Dividends declared per share of Common Stock	$0.10	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$22,280	$14,166
Settlement deposits	29,638	27,104
Trade accounts receivable, net of allowance for doubtful accounts of $1,883 and $2,628 in 2003 and 2002, respectively	108,158	104,597
Settlement receivables	65,172	78,636
Claims recoverable	46,478	50,309
Other current assets (Note 2)	49,902	37,188

Total current assets	321,628	312,000
Property and equipment, net (Note 2)	58,897	38,637
Goodwill, net (Note 2)	187,627	168,956
Other intangible assets, net (Note 2)	31,799	31,342
Systems development and other deferred costs, net	118,788	96,706
Other assets, net (Note 2)	66,308	54,500

Total assets	$785,047	$702,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$22,280	$22,916
Settlement payables	94,810	105,740
Claims payable	38,270	48,306
Accrued salaries and bonuses	12,324	10,639
Income taxes payable	8,887	8,545
Other current liabilities (Note 2)	67,522	54,784

Total current liabilities	244,093	250,930
Long-term debt (Note 6)	222,399	214,200
Deferred income taxes (Note 7)	43,939	32,801
Other long-term liabilities	13,477	5,767

Total liabilities	523,908	503,698

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 69,507 shares issued and 64,352 and 66,396 shares outstanding in 2003 and 2002, respectively	695	695
Paid-in capital	249,351	249,115
Retained earnings	226,495	140,552
Deferred compensation	(10,187)	(9,116)
Accumulated other comprehensive loss	(75,854)	(114,799)
Treasury stock, at cost; 5,155 and 3,111 shares in 2003 and 2002, respectively	(129,361)	(68,004)

Total shareholders’ equity	261,139	198,443

Total liabilities and shareholders’ equity	$785,047	$702,141

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$92,402	$89,984	$87,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,030	39,050	45,677
Amortization of deferred compensation and financing costs	5,438	5,069	1,474
Income tax benefit from exercise of stock options	1,298	3,772	729
Cumulative effect of a change in accounting principle	1,335	—	—
Other non-cash items	5,045	4,957	945
Deferred income taxes	13,602	6,849	6,771
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(2,954)	(5,450)	(5,659)
Current liabilities, excluding settlement and claims payables	(3,554)	(5,885)	8,478
Claims accounts, net	(5,092)	(2,031)	(2,990)
Other current assets	(2,077)	(3,660)	(1,657)
Other long-term liabilities	(141)	(279)	3,710
Other assets	(9,236)	(5,721)	(12,638)

	138,096	126,655	131,916
Settlement accounts, net	—	—	(29,040)

Net cash provided by operating activities	138,096	126,655	102,876

Cash flows from investing activities:
Capital expenditures	(43,955)	(48,961)	(49,349)
Acquisitions, net of cash acquired	(4,521)	(10,433)	(79,038)

Net cash used in investing activities	(48,476)	(59,394)	(128,387)

Cash flows from financing activities:
Net repayments to Equifax	—	—	(206,646)
Net (repayments of) additions to long-term debt	(214,200)	(15,800)	230,000
Proceeds from note issuance, net of discount and payment of debt issuance costs	196,130	—	—
Treasury stock purchases	(73,550)	(79,554)	(2,353)
Dividends paid	(3,242)	—	—
Proceeds from exercise of stock options	5,502	15,935	3,992
Other	(32)	(359)	(122)

Net cash (used in) provided by financing activities	(89,392)	(79,778)	24,871

Effect of foreign currency exchange rates on cash	7,886	(991)	(1,480)

Net cash provided (used)	8,114	(13,508)	(2,120)
Cash and cash equivalents, beginning of year	14,166	27,674	29,794

Cash and cash equivalents, end of year	$22,280	$14,166	$27,674

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Shares Outstanding	Equifax Equity Investment	Common Stock	Paid-in Capital	Retained Earnings	Deferred Compensation	Accum Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2000		$380,906	$—	$—	$—	$—	$(57,288)	$—	$323,618	$79,636

2001 changes:
Net income		36,508			50,568				87,076	$87,076
Foreign currency translation adjustment							(10,323)		(10,323)	(10,323)
Net transactions with Equifax		83,678							83,678
Distribution	68,600	(501,092)	686	225,406					(275,000)
Restricted stock issued	133		1	4,326		(4,327)			—
Treasury stock purchased	(81)							(2,353)	(2,353)
Stock options exercised	184		1	1,638				2,353	3,992
Income tax benefit from stock options				729					729
Amortization of deferred compensation						676			676
Cash flow hedging activities, net of tax benefit of $146							(228)		(228)	(228)

Balance, December 31, 2001	68,836	—	688	232,099	50,568	(3,651)	(67,839)	—	211,865	$76,525

2002 changes:
Net income					89,984				89,984	$89,984
Foreign currency translation adjustment							(45,787)		(45,787)	(45,787)
Restricted stock issued, net of cancellations	264		2	7,286		(9,056)		1,578	(190)
Treasury stock purchased	(3,407)							(79,554)	(79,554)
Stock options exercised	703		5	5,958				9,972	15,935
Income tax benefit from stock options				3,772					3,772
Amortization of deferred compensation						3,591			3,591
Cash flow hedging activities, net of tax benefit of $849							(1,173)		(1,173)	(1,173)

Balance, December 31, 2002	66,396	—	695	249,115	140,552	(9,116)	(114,799)	(68,004)	198,443	$43,024

2003 changes:
Net income					92,402				92,402	$92,402
Foreign currency translation adjustment							38,291		38,291	38,291
Restricted stock issued	210			226		(5,629)		5,403	—
Treasury stock purchased	(2,552)							(73,550)	(73,550)
Dividends declared					(6,459)				(6,459)
Stock options exercised	298			(1,288)				6,790	5,502
Income tax benefit from stock options				1,298					1,298
Amortization of deferred compensation						4,558			4,558
Cash flow hedging activities, net of taxes of $417							654		654	654

Balance, December 31, 2003	64,352	$—	$695	$249,351	$226,495	$(10,187)	$(75,854)	$(129,361)	$261,139	$131,347

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Spin-Off and Basis of Presentation

In October 2000, the Board of Directors of Equifax Inc. (“Equifax”) announced its intent to spin off its Payment Services division, subject to certain conditions, into a separate publicly traded company with its own management and Board of Directors (the “Distribution”). This Distribution occurred on July 7, 2001 (the “Distribution Date”) and was accomplished by consolidating all of the assets and liabilities of the businesses that comprised the Payment Services division into Certegy Inc. (“Certegy” or the “Company”) and then distributing all of the outstanding shares of Certegy common stock to Equifax shareholders. (The term “Company” is also used to refer to the Equifax Payment Services division prior to the Distribution.) The Equifax shareholders received one share of Certegy common stock for every two shares of Equifax common stock held as of the Distribution Date. In conjunction with the Distribution, Certegy made a cash payment to Equifax in the amount of $275 million to reflect Certegy’s share of Equifax’s pre-distribution debt used to establish the Company’s initial capitalization. This was funded through $400 million of unsecured revolving credit facilities obtained by Certegy in July 2001. Certegy was incorporated on March 2, 2001, under the name Equifax PS, Inc., as a wholly-owned subsidiary of Equifax. Certegy did not have any operations, assets, or liabilities until the contribution by Equifax to Certegy of the Payment Services division prior to the Distribution.

The Company provides credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services (see Note 12 for segment information). Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Dominican Republic. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Prior to the Distribution Date, the financial statements include the accounts of the Equifax businesses that comprised its Payment Services division. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

The consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and present the Company’s financial position, results of operations, and cash flows. Through the Distribution Date, these amounts were derived from Equifax’s historical financial statements. As further described in Note 5, certain Equifax corporate expenses were allocated to the Company through the Distribution Date. These allocations were based on an estimate of the proportion of corporate expenses allocable to the Company, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, these allocations were made on a reasonable basis; however, the costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services had it been operating as a stand-alone company. The consolidated financial statements do not include any allocation of Equifax corporate debt or related interest expense, as historically, these amounts were not allocated to the operating divisions by Equifax.

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

Within the card merchant processing business, the Company provides a range of processing services, including authorizing card transactions at the point-of-sale, capturing and transmitting data affecting settlement of payments, and assisting merchants in resolving billing disputes with their customers. Revenues for card merchant processing services are recognized in the period the transactions are processed or when the services are performed, based on a percentage of the gross amount charged. The Company contracts directly with merchants, as well as with the merchants’ financial institutions. When the Company has a direct relationship with the merchant, revenues collected for services are based primarily on a discount rate, which considers the cost of interchange fees, which are processing fees paid to credit card associations. When the Company’s relationship is with the merchant’s financial institution, it collects the interchange fees in addition to transaction fees. In both instances, the Company is responsible for collecting the interchange fees after settling with the credit card associations. Interchange fees, which are recorded as a component of revenues and costs of services, were $133.0 million, $162.6 million, and $146.1 million in 2003, 2002 and 2001, respectively.

Check guarantee is the process of electronically authorizing a check being presented to the Company’s merchant customer, through an extensive database, and guaranteeing the face value of the check to the merchant customer. Revenues for check guarantee services are based on a percentage of the face value of each guaranteed check and are recognized when the obligations to the merchant customer are fulfilled. Check verification services are similar to check guarantee services, except the Company does not guarantee the verified checks, and the risk of loss is retained by the merchant customer. Revenues for check verification services are based on a fixed amount per check and are recognized when the checks are verified.

The Company licenses card issuer software products that allow customers to manage their credit card programs. These products include a complete suite of UNIX and mainframe credit card issuing and acquiring software. Software license revenues are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition.” In certain software arrangements, the Company provides consulting services, which include implementation and upgrades to the existing base software. For license sales that do not include consulting services, and where the license fee is fixed and determinable, collectibility is probable, and evidence of an arrangement exists, revenue is recognized when delivery has occurred. For professional services related to card issuer software and for licenses that include consulting or processing services, revenue is recognized over the period the services are performed. Card issuer software maintenance and support revenues are recognized over the term of the contract or as services are performed.

The collection of fees for services or products prior to the period such services or products are provided to customers are deferred and recognized over the period such services are provided or as products are delivered.

In January 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues. Historically, such reimbursements have been netted against costs of services in the consolidated statements of income. As a result of this required adoption and certain similar reclassifications, actual revenues, as previously reported for the year ended December 31, 2001 have increased by $84.8 million for reimbursed out-of-pocket expenses that include postage, delivery, telecommunication, and other costs.

Reserve for Card Merchant Processing and Check Guarantee Losses. In the Company’s direct card merchant processing business, if, due to the insolvency or bankruptcy of the merchant or other reasons, the Company is not able to collect amounts from its merchant customers that have been properly “charged back” by the cardholders, it must bear the credit risk for the full amount of the cardholder transaction. The Company requires cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk and believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. The Company recognizes a reserve for estimated merchant credit losses based on historical experience and other relevant factors. This reserve amount is subject to risk that actual losses may be greater than the Company’s estimates. At December 31, 2003 and 2002, the Company had aggregate card merchant processing loss reserves of $1.1 million and $1.0 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s card merchant processing business, as based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the Company’s guarantee for merchant chargebacks approximates the credit loss reserves.

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. The Company’s merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a liability to its merchant customers for estimated check returns (claims payable) and a receivable for amounts the Company estimates it will recover from the check writers (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. At December 31, 2003 and 2002, the Company had accrued claims payable and accrued claims recoverable balances of $38.3 million and $46.5 million, and $48.3 million and $50.3 million, respectively.

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

Expenses of $152.9 million, $146.1 million, and $128.7 million, respectively, were recorded in costs of services for the years ended December 31, 2003, 2002, and 2001, for card merchant processing losses and check guarantee losses, net of anticipated recoveries. Amounts written-off, or in the case of check guarantee losses, the amounts paid to the Company’s merchant customers, net of amounts recovered from check writers, were $158.9 million, $153.0 million, and $130.7 million, respectively, for the years ended December 31, 2003, 2002, and 2001.

Other Charges. It is the Company’s policy to present other charges, such as severance, impairment, or restructuring, if significant for a given reporting period, on a separate line item within operating expenses in the consolidated statements of income. In the normal course of business, it is not unusual for the Company to have ongoing severance charges that are not significant and therefore, not presented separately in the consolidated statements of income.

Stock Based Compensation. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the Company continues to account for stock based employee compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Prior to the commencement of public trading on July 9, 2001, weighted average shares outstanding were computed by applying the distribution ratio of 0.5 shares of Certegy common stock to the historical Equifax weighted average shares outstanding for the same periods presented.

Diluted EPS reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding during the period. Diluted weighted average shares outstanding in 2003 and 2002 excludes approximately 2.0 million and 1.4 million weighted average shares, respectively, since these shares were antidilutive. As there were no historical market share prices for Certegy’s common stock prior to July 9, 2001, the effect of dilutive stock options for periods prior to the Distribution Date were estimated based on the dilutive amounts for the third quarter of 2001. Restricted stock was not issued until after the Distribution Date.

A reconciliation of the average outstanding shares used in the basic and diluted EPS calculations for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
	(In thousands)
Weighted average shares outstanding (basic)	65,094	68,254	68,317
Effect of dilutive securities:
Stock options	479	721	718
Restricted stock	297	58	28

Weighted average shares outstanding (diluted)	65,870	69,033	69,063

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.

Settlement Deposits, Receivables, and Payables. Settlement receivables and payables result from timing differences in the Company’s settlement process with merchants, financial institutions, and credit card associations related to merchant and card transaction processing and third-party check collections. Cash held by the Company associated with this settlement process is classified as settlement deposits in the consolidated balance sheets. Net cash provided by operating activities for 2001 was reduced by $29.0 million related to the timing of such settlements, as prior to the Distribution, settlement deposits were held by Equifax and included in the intercompany receivable from Equifax, a component of the Equifax equity investment.

The Company has an unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. The credit agreement provides the Company with the option to select an interest rate for borrowings under this facility tied to the prime rate, LIBOR plus 100 basis points, or the federal funds rate plus 125 basis points. The credit agreement contains various covenants and restrictions, including, among other things, limitations on the ability to incur subsidiary indebtedness, to grant liens, to undertake certain mergers, to liquidate, to make certain investments and acquisitions, to pay dividends and redeem shares, and to dispose of certain assets. The terms of the credit agreement also require the Company to maintain certain leverage and fixed charge coverage ratios. The borrowings under this facility, which have not been guaranteed by any of the Company’s subsidiaries, are unsecured and rank on parity in right of payment with all other unsecured and unsubordinated indebtedness from time to time outstanding. This facility has a term of 364 days and upon renewal of this facility in June 2003, the Company lowered the borrowing amount from $130 million to $100 million. Amounts may be repaid at any time within this term. There were no amounts outstanding under this facility at December 31, 2003 or 2002.

Trade Accounts Receivable. The Company’s provisions for losses on trade accounts receivable were $2.0 million, $1.7 million, and $1.3 million, respectively, and write-offs, net of recoveries, were $2.8 million, $1.6 million, and $0.9 million, respectively, for the years ended December 31, 2003, 2002, and 2001.

Other Current Assets. The Company’s other current assets at December 31, 2003 and 2002 consist of the following:

	2003	2002
	(In thousands)
Other receivables	$26,907	$14,916
Prepaid expenses	11,658	10,166
Current deferred income taxes (Note 7)	1,933	5,570
Inventories and supplies	1,889	1,822
Other current assets	7,515	4,714

	$49,902	$37,188

Property and Equipment. The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: building—40 years; leasehold improvements—not to exceed lease terms; data processing equipment—3 to 5 years; and furniture and fixtures—3 to 8 years. Maintenance and repairs are charged to expense as incurred.

Property and equipment at December 31, 2003 and 2002 consist of the following:

	2003	2002
	(In thousands)
Land	$1,500	$—
Building and improvements	37,794	13,300
Data processing equipment and furniture	114,316	102,003

	153,610	115,303
Less accumulated depreciation	(94,713)	(76,666)

	$58,897	$38,637

Depreciation and amortization expense for property and equipment was $16.8 million in 2003, $15.3 million in 2002, and $13.8 million in 2001.

Equipment under capital lease, which is included in data processing equipment and furniture above, was $0.6 million at December 31, 2003. Accumulated deprecation related to these assets totaled approximately $44 thousand at December 31, 2003. There were no assets under capital lease at December 31, 2002.

In December 2003, the FASB issued Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

The Company is the tenant of certain real property located in St. Petersburg, Florida (the “Leased Property”) pursuant to the terms of a synthetic lease agreement dated December 30, 1999 (the “Synthetic Lease”) with an unconsolidated variable interest entity (the “VIE”), as landlord. The term of the Synthetic Lease expires on May 29, 2009, but can be renewed through May 30, 2014. In order to acquire the Leased Property, third parties have invested capital at risk equal to 3.5% of the assets of the VIE with the remainder being financed through a debt obligation of the VIE. This, and certain other criteria, allowed the Company to not consolidate the VIE in the Company’s financial statements prior to adopting FIN 46. Rather, the Company accounted for the arrangement as an operating lease. Accordingly, neither the leased facility nor the related debt was recorded in the Company’s accompanying consolidated balance sheets. Upon notice to the VIE and the satisfaction of certain other conditions, the Company has the option to purchase the Leased Property at its original cost or to direct the sale of the facility to a third party.

Upon adoption of certain provisions of FIN 46 on December 31, 2003, the Company consolidated the VIE and recorded a cumulative effect of accounting change expense of $1.3 million after-tax, or $0.02 per diluted share. Upon consolidation of the VIE, property and equipment increased by $21.0 million, which is net of accumulated depreciation of $2.2 million, long-term notes payable increased by $22.4 million, deferred income tax assets increased $0.8 million, and a minority interest liability of $0.8 million was recorded, which is included in other long-term liabilities in the consolidated balance sheet.

The effect on diluted EPS would have been less than $0.01 in 2003, 2002, and 2001 if FIN 46 had been adopted as of the beginning of 2001.

Goodwill. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002 for acquisitions that occurred prior to June 30, 2001. Accordingly, the amortization of goodwill ceased on January 1, 2002. SFAS 142 prescribes the method for determining goodwill impairment. First, a determination of the fair value of the reporting units is made using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to purchase price allocation is made, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. An impairment charge is recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. During 2003, the Company completed its annual fair value-based impairment test, which resulted in no impairment losses being recorded. The Company will continue to evaluate goodwill for impairment, at least annually, in accordance with SFAS 142.

Goodwill by segment, net of accumulated amortization at December 31, 2003 and 2002 recorded prior to the adoption of SFAS 142, is as follows:

	2003	2002
	(In thousands)
Card Services	$157,968	$140,644
Check Services	29,659	28,312

	$187,627	$168,956

The change in the carrying amount of goodwill from December 31, 2002 to December 31, 2003 was primarily the result of currency translation adjustments.

Adoption of the non-amortization provisions of SFAS 142 as of January 1, 2001 would have increased net income for the year ended December 31, 2001 by $7.3 million, which is net of $1.3 million of income taxes, or $0.10 per diluted share.

Other Intangible Assets. The Company’s acquired intangible assets subject to amortization at December 31, 2003 and 2002 are as follows:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)		(In thousands)
Merchant portfolios	$28,729	$7,262	$24,000	$4,833
Other	12,996	2,664	12,840	665

	$41,725	$9,926	$36,840	$5,498

Net book value	$31,799		$31,342

During 2003, the Company acquired a merchant portfolio at a purchase price of $4.5 million in cash, which is being amortized on a straight-line basis over 7 years.

The Company’s other intangible assets consist of data files, customer lists, technology, and other acquired customer contracts, which are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $4.4 million, $3.0 million, and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2002, the Company recorded an impairment charge of $4.2 million associated with an acquired contract due to the loss of the customer in the Company’s Brazilian card operation (Note 3). Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2004-$4.8 million; 2005-$4.8 million; 2006-$4.8 million; 2007-$4.8 million; and 2008-$3.2 million.

The Company has no intangible assets with indefinite useful lives.

Systems Development, Other Deferred Costs and Other Assets. The costs of internally developed systems used to provide services to customers or for internal administrative services and other deferred costs are capitalized and amortized on a straight-line basis over five to eight years, as determined by their estimated useful lives. Other assets principally consist of prepaid pension cost, purchased software, and life insurance policies. The costs of purchased software used to provide services to customers or for internal administrative services are capitalized and amortized on a straight-line basis over five to eight years, as determined by their estimated useful lives.

Other assets, net at December 31, 2003 and 2002 consist of the following:

	2003	2002
	(In thousands)
Prepaid pension cost (Note 9)	$19,428	$20,678
Purchased software	11,425	11,139
Cash surrender value of life insurance policies	10,816	6,294
Deferred income taxes (Note 7)	6,691	4,244
SERP intangible asset (Note 9)	4,356	—
Other	13,592	12,145

	$66,308	$54,500

Amortization expense for systems development, other deferred costs and other assets was $20.8 million in 2003, 2002, and 2001. As of December 31, 2003 and 2002, accumulated amortization was $107.7 million and $84.6 million, respectively.

Other Current Liabilities. The Company’s other current liabilities at December 31, 2003 and 2002 consist of the following:

	2003	2002
	(In thousands)
Accrued employee payroll taxes, withholdings, and benefits	$8,211	$5,147
Deferred revenue	8,833	6,288
Accrued interest	3,179	1,129
Other accrued expenses	19,320	20,550
Other current liabilities	27,979	21,670

	$67,522	$54,784

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss at December 31, 2003, 2002, and 2001 consists of the following components:

	2003	2002	2001
	(In thousands)
Cumulative foreign currency translation adjustment	$(75,107)	$(113,398)	$(67,611)
Cumulative loss from cash flow hedging activities	(747)	(1,401)	(228)

	$(75,854)	$(114,799)	$(67,839)

Impairment of Long-Lived Assets. Long-lived assets include property and equipment, other intangible assets, systems development and other deferred costs, and other assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, the Company’s long-lived assets are appropriately valued at December 31, 2003 and 2002.

Minority Interests. Minority interests in earnings of consolidated subsidiaries represent the minority shareholders’ share of the after-tax net income or loss of consolidated subsidiaries.

Foreign Currency Translation. The Company has foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. The assets and liabilities of foreign subsidiaries, including long-term intercompany balances, are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

Supplemental Cash Flow Information. Supplemental cash flow disclosures for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
	(In thousands)
Income taxes paid, net of amounts refunded	$39,163	$46,169	$28,627
Interest paid	$4,536	$7,186	$5,138

Prior to the Distribution, cash paid for income taxes represented only payments for foreign and certain state income taxes. Payments for federal and unitary state income taxes were reflected as a component of net transactions with Equifax in the consolidated financial statements.

Financial Instruments. The Company considers the carrying amounts of its financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued liabilities to approximate their fair market values due to their short maturity. The fair value of the Company’s long-term unsecured notes was $207.9 million at December 31, 2003, compared to the carrying amount of $199.4 million. The fair value was derived using the discounted value of future cash flows using rates currently available for notes with similar terms. All other debt instruments at December 31, 2003, approximated their fair values given the debt arrangements have variable interest rates that reflect current terms and conditions for similar debt. The carrying amount of long-term debt approximated its fair value at December 31, 2002 given that the debt arrangement, which consisted only of outstanding borrowings on the Company’s $300 million revolving credit facility, had variable interest rates that reflected current terms and conditions for similar debt.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. The Company has an interest rate swap arrangement that, in effect, fixes the interest rate for a related variable rate lease obligation (Note 10). This derivative has been designated as a cash flow hedge, was documented as fully effective, and at

December 31, 2003 and 2002, was valued as a liability totaling $1.5 million and $1.8 million, respectively. The notional amount of the debt underlying the swap arrangement at the date of the transaction was $10.4 million.

The value of this swap arrangement is included in other current liabilities in the consolidated balance sheets, and the related gains or losses are recorded, net of income tax effects, as a component of other comprehensive income.

Note 3—Other Charges

During 2003, the Company recorded other charges of $12.2 million ($7.7 million after-tax). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of the Company’s Brazilian card operation, and ($0.1) million of market value recoveries on the Company’s collateral assignment in life insurance policies (the carrying value of our collateral assignment is the lesser of the policies’ cash surrender value or the premiums paid), net of severance charges. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 144.

Early Termination Costs. In March 2003, the Company entered into a ten-year agreement with IBM to provide data processing services for its U.S. operations. The Company anticipates that this agreement, which replaces an existing arrangement the Company had with EDS, will provide cost savings and future operational flexibility to the Company. The Company recorded a charge of $9.6 million in March 2003 for early contract termination costs under the terms of the existing EDS contract, which includes a $6.7 million termination charge and $2.9 million for “wind-down” costs payable to EDS related to the disposal or redeployment of EDS equipment, the placement of EDS personnel, and the termination of third-party agreements. Approximately $8.8 million of this charge was recorded in Card Services, while the remaining $0.8 million was recorded in Check Services. The conversion to IBM was completed during the third quarter of 2003.

Downsizing of Brazilian Card Operation. Due to the loss of a large customer in the Company’s Brazilian card operation, which deconverted its card portfolio at the beginning of March 2003, and the continued focus on attaining cost efficiencies, the Company downsized its Brazilian card operation during the first quarter of 2003. In conjunction with this downsizing, the Company recorded charges of $2.7 million, which included severance charges of approximately $0.7 million, a $0.2 million charge for third-party contract termination costs, and $1.8 million of asset impairment charges related to equipment and capitalized software development costs. The impairment resulted from the downsizing of the operation and management’s strategic focus away from certain development models in order to attain on-going cost efficiencies in its operations.

The following table summarizes the contract termination costs and severance charges incurred to date as described above, the movement in the accruals as of and for the year ended December 31, 2003, and the ending balances in the accruals:

	Costs Incurred To Date	Payments To Date	Accrual, December 31, 2003
Contract termination costs	$9,804	$(9,674)	$130
Severance charges	910	(841)	69

	$10,714	$(10,515)	$199

During 2002, the Company recorded other charges of $12.2 million ($7.7 million after-tax). These charges include an impairment write-off of $4.2 million for the remaining intangible asset value assigned to an acquired customer contract in the Company’s Brazilian card operation, due to the loss of the customer; a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds (see Note 10); and $4.0 million of severance charges and market value losses on the Company’s collateral assignment in life insurance policies. All of the 2002 severance and legal settlement charges were paid as of December 31, 2003.

Note 4—Acquisitions

During 2003, the Company acquired a merchant portfolio for $4.5 million in cash, which is being amortized on a straight-line basis over 7 years.

During 2002 and 2001, the Company acquired or increased its ownership in the following businesses:

Business	Date Acquired	Industry Segment	Percentage Ownership
Netzee, Inc. (U.S.)	December 2002	Card Services	100.0%
Accu Chek, Inc. (U.S.)	August 2001	Check Services	100.0%
Unnisa Ltda. (Brazil)	May 2001	Card Services	100.0	%(1)

(1)	Increased ownership from 59.3 percent acquired in 1998 to 100 percent in 2001.

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

In May 2001, the Company increased its ownership in Unnisa Ltda. (“Unnisa”), a card processing business in Brazil, from 59.3 percent to 100 percent. In August 2001, the Company acquired Accu Chek, Inc. (“Accu Chek”), a leading provider of third-party check collection services. These acquisitions had an aggregate cash purchase price of $79.0 million, net of cash acquired, with $58.1 million allocated to goodwill, $12.1 million allocated to other intangibles, including data files and customer lists, $4.0 million allocated to other current and long-term assets, $1.0 million of assumed liabilities, and $5.8 million for the elimination of the minority interest liability. If these acquisitions had occurred as of the beginning of 2001, the unaudited pro forma revenues, net income, and diluted EPS of the Company would have been $941.0 million, $87.3 million, and $1.26, respectively in 2001.

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

Note 5—Transactions with Equifax

Prior to the Distribution, the Company advanced excess cash to Equifax under Equifax’s centralized cash management system. There were no other material intercompany purchase or sale transactions between Equifax and the Company through the Distribution Date.

The Company was charged with incremental corporate costs through the Distribution Date in the amount of $6.3 million in 2001. Approximately $1.9 million of this amount was allocated to the Company’s two operating segments. The Equifax allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, and other relevant factors. Management believes that, had the Company been operating on a full year stand-alone basis, it would have incurred additional expenses of approximately $3.2 million in 2001, which specifically relate to incremental pension expense, insurance costs, corporate headquarters rent, and stand-alone public company costs for audit, director, and stock exchange fees. Management believes that all other costs allocated to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

In conjunction with the Distribution, the Company and Equifax entered into various agreements that addressed the allocation of assets and liabilities between them and that defined their relationship after the Distribution, including the distribution agreement, the tax sharing and indemnification agreement, the employee benefits agreement, the intercompany data purchase agreement, the intellectual property agreement, and the transition support agreement.

Note 6—Long-Term Debt

Long-term debt at December 31, 2003 and 2002 consists of the following:

	2003	2002
	(In thousands)
Unsecured notes, 4.75%, due 2008, net of unamortized discount of $0.6 million in 2003	$199,420	$—
Borrowings under revolving credit facility	—	214,200
Notes payable, 1.76%, due 2009	22,364	—
Capital lease obligations	615	—

	$222,399	$214,200

Unsecured Notes. In September 2003, the Company completed its offering of $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes rank equally with all of the Company’s existing and future unsecured, unsubordinated indebtedness from time to time outstanding. The notes were sold at a discount of $0.6 million, which along with related note issuance costs, will be amortized over the term of the notes. The Company used the net proceeds from the offering to pay off the outstanding indebtedness under its $300 million revolving credit facility and for general corporate purposes. The notes will accrue interest from September 10, 2003 at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15, beginning March 15, 2004.

Revolving Credit Facilities. On July 6, 2001, the Company entered into an amended and restated revolving credit agreement with a group of commercial banks. The credit agreement initially provided for an aggregate of $400 million in borrowings, consisting of a $100 million 364-day facility and a three-year $300 million facility. In June 2003, the Company signed an extension of the $300 million multi-year facility, extending that facility through June 2005. The Company did not renew the $100 million 364-facility upon its expiration in 2002. The $300 million facility bore interest at an annual rate of LIBOR plus 100 basis points and contained certain financial covenants related to interest coverage and funded debt to cash flow. Borrowings under this facility were guaranteed by the Company’s subsidiaries. Borrowings were made on this facility in 2001 to fund a $275 million payment to Equifax in conjunction with the Distribution. It was also used to meet working capital and acquisition needs through 2003. Outstanding amounts were due upon the expiration date of the facility in June 2005. The Company had $214.2 million outstanding under this facility at December 31, 2002, which was repaid in 2003 with the proceeds from the issuance of the Company’s unsecured five-year notes.

In September 2003, the Company cancelled its $300 million revolving credit facility and replaced it with a new $200 million revolving credit facility, which expires in September 2006. The new facility has substantially the same terms as the former facility, except there are no subsidiary guarantees. The new facility bears interest at an annual rate of LIBOR plus 100 basis points and contains certain financial covenants related to interest coverage and funded debt to cash flow. Borrowings on the new facility are available to meet working capital needs and to fund strategic acquisitions and the periodic repurchases of shares when deemed appropriate. The Company had no outstanding borrowings under this facility at December 31, 2003.

The Company also has an unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations (Note 2). Upon renewal of this 364-day facility in June 2003, the Company lowered the total available borrowing amount from $130 million to $100 million. Outstanding borrowings on this credit facility are classified as part of the Company’s settlement payables in the consolidated balance sheets. There were no amounts outstanding under this facility at December 31, 2003 or 2002.

Notes Payable. As described in Note 2, the Company consolidated its St. Petersburg, Florida synthetic lease on December 31, 2003, in accordance with certain provisions of FIN 46. As a component of this consolidation, the Company recorded long-term notes payable of $22.4 million, which are due at the expiration of the synthetic lease in May 2009. These notes currently bear interest at an annual rate of LIBOR plus 47.5 basis points.

Capital Lease Obligations. In July 2003, the Company entered into a capital lease agreement. Under the terms of the agreement, the Company can lease various types of computer equipment under a pre-arranged pricing schedule with a four-year lease term. Approximately $0.6 million was outstanding under this agreement at December 31, 2003. Total assets leased under this agreement totaled $0.6 million at December 31, 2003.

Future maturities of capital lease obligations are as follows as of December 31, 2003 (in thousands):

2004	$185
2005	179
2006	179
2007	132

675
Less amounts representing interest	(60)

Present value of minimum lease payments	$615

Note 7—Income Taxes

Prior to the Distribution Date, the Company was included in the consolidated federal income tax return of Equifax. Tax provisions were settled through the intercompany accounts and Equifax made income tax payments on behalf of the Company. The Company’s provision for income taxes in the consolidated statements of income reflects federal, state, and foreign income taxes for periods through June 30, 2001 calculated using the separate return basis. All income tax amounts related to periods prior to the Distribution Date have been settled with Equifax. Future adjustments, if any, to such periods will be settled in accordance with the Tax Sharing and Indemnification Agreement.

During 2002, the Company determined that its investments in certain foreign subsidiaries are permanently invested and will not be repatriated to the U.S. in the foreseeable future. Future U.S. tax consequences on the undistributed earnings of these subsidiaries are no longer considered in the tax provision calculation in accordance with APB Opinion No. 23. At December 31, 2003, there are approximately $24.1 million of undistributed net earnings for which no additional U.S. tax is provided.

The provision for income taxes before cumulative effect of a change in accounting principle consists of the following:

	2003	2002	2001
	(In thousands)
Current:
Federal	$30,553	$37,580	$42,187
State	3,925	3,941	6,138
Foreign	5,513	7,882	5,105

	39,991	49,403	53,430

Deferred:
Federal	16,127	5,662	1,928
State	1,119	1,137	278
Foreign	(2,185)	(238)	640

	15,061	6,561	2,846

	$55,052	$55,964	$56,276

The provision for income taxes is based on pre-tax income before cumulative effect of a change in accounting principle as follows:

	2003	2002	2001
	(In thousands)
United States	$150,770	$129,131	$133,552
Foreign	(1,981)	16,817	10,745

	$148,789	$145,948	$144,297

The provision for income taxes is reconciled with the U.S. federal statutory rate as follows:

	2003		2002		2001
	(In thousands)
Provision calculated at federal statutory rate	$52,076	35.0%	$51,082	35.0%	$50,504	35.0%
State and local taxes, net of federal benefit	3,278	2.2	3,301	2.3	4,170	2.9
Foreign tax on U.S. income	367	0.3	3,849	2.6	1,596	1.1
Foreign tax credit, current and deferred	—	—	(2,418)	(1.7)	(1,596)	(1.1)
Goodwill	—	—	—	—	1,252	0.9
Research credits	(308)	(0.2)	—	—	—	—
Other	(361)	(0.3)	150	0.1	350	0.2

	$55,052	37.0%	$55,964	38.3%	$56,276	39.0%

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

Components of the Company’s deferred income tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
Deferred income tax assets:
Reserves and accrued expenses	$4,485	$4,990
Net operating loss carryforwards	2,445	2,744
Depreciation	1,551	—
Deferred income	992	4,041
Other	3,471	2,587

	12,944	14,362

Deferred income tax liabilities:
Intangibles and other assets	(34,718)	(22,023)
Employee compensation and benefit plans	(2,311)	(4,503)
Claims recoverable and payable, net	(5,215)	(2,822)
Depreciation	—	(843)
Undistributed earnings of certain foreign subsidiaries	(1,271)	(1,271)
Other	(5,572)	(5,887)

	(49,087)	(37,349)

Net deferred income tax liability	$(36,143)	$(22,987)

Current deferred tax asset (included in other current assets)	$1,933	$5,570
Long-term deferred tax asset (included in other assets)	6,691	4,244
Current deferred tax liability (included in accrued taxes)	(828)	—
Long-term deferred tax liability	(43,939)	(32,801)

	$(36,143)	$(22,987)

The deferred tax asset for net operating loss carryforwards of $2.4 million and $2.7 million as of December 31, 2003 and 2002, respectively, relate to the Company’s card processing business in the U.K. These net operating losses were generated in years prior to 2002 and have an indefinite carryover period. Utilization of these net operating losses is limited to profits generated by the card processing operations.

Note 8—Shareholders’ Equity

Equifax Equity Investment. Equifax’s equity investment included the original investments in the Company, accumulated income of the Company through the Distribution Date, and the dividend to Equifax arising from the forgiveness of the net intercompany receivable due from Equifax reflecting transactions described in Note 5.

Treasury Stock. In August 2003, the Company’s Board of Directors increased the Company’s remaining share repurchase authority to $100 million. During 2003, the Company repurchased 1.7 million shares of its common stock through open market transactions at an aggregate cost of $49.6 million. Additionally, during the third quarter of 2003, the Company repurchased 0.9 million shares through a private transaction at an aggregate cost of $24.0 million. Combined with approximately 3.4 million and 0.1 million shares the Company repurchased in 2002 and 2001, respectively, for $79.6 million and $2.4 million, respectively, the Company has repurchased a total of approximately 6.1 million shares, leaving approximately $40.1 million authorized for future share repurchases as of December 31, 2003. During 2003, 2002, and 2001, the Company reissued approximately 0.5 million, 0.3 million, and 0.1 million treasury shares, respectively, in connection with employee stock option exercises and restricted stock awards.

Rights Plan. In June 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan contains provisions to protect the Company’s shareholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all shareholders equally, the acquisition in the open market of shares constituting control without offering fair value to all shareholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the Board of Directors to represent shareholders’ interests fully. Pursuant to the Rights Plan, the Board of Directors declared a dividend of one Share Purchase Right (a “Right”) for each outstanding share of the Company’s common stock, with distribution to be made to shareholders of record as of July 6, 2001. The Rights, which will expire on July 6, 2011, initially will be represented by, and traded together with, the Company’s common stock. The Rights are not currently exercisable and do not become exercisable unless certain triggering events occur. Among the triggering events is the acquisition of 20 percent or more of the Company’s common stock by a person or group of affiliated or associated persons. Unless previously redeemed, upon the occurrence of one of the specified triggering events, each Right that is not held by the 20 percent or more shareholder will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price.

Stock Options. Historically, the Company participated in Equifax’s stock option plans, which provided qualified and nonqualified stock options to officers and employees at exercise prices not less than market value on the date of grant. In connection with the Distribution, stock options under these plans held by employees of the Company that were not exercised prior to the Distribution Date were replaced with options of Certegy. In accordance with the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), Equifax stock options were replaced with Certegy stock options in amounts and at exercise prices intended to preserve the economic benefit of the Equifax stock options at such time. Accordingly, no compensation expense resulted from the replacement of the options. The exercise price of the replacement options ranges from $5.79-$31.52.

In June 2001, the Company’s Board of Directors adopted the Certegy Inc. Stock Incentive Plan (the “Employee Stock Plan”), pursuant to which 6.6 million shares of authorized but unissued common stock were reserved. Under the provisions of the Employee Stock Plan, the number of shares available for grant is increased each January through 2008 based on the number of common shares issued and outstanding. The Employee Stock Plan provides that qualified and nonqualified stock options may be granted to officers and employees at exercise prices not less than market value on the date of grant. Generally, options vest over a three or four-year period and are exercisable for ten years from the date of grant. Additionally, the Company adopted the Certegy Inc. Non-Employee Director Stock Option Plan (the “Director Stock Plan”), pursuant to which 200,000 shares of stock are available for grant to non-employee directors in the form of stock options. At December 31, 2003, there were approximately 1.7 million and 164,000 shares available for future option grants and restricted stock awards under the Employee Stock Plan and the Director Stock Plan, respectively. The following is a summary of the stock option activity during 2003, 2002, and 2001:

	Options	Weighted Average Exercise Price
	(Options in thousands)
Balance, January 1, 2001	—	$—
Replacement options	3,390	21.62
Granted (at market price)	449	28.57
Cancelled	(56)	21.60
Exercised	(184)	22.58

Balance, December 31, 2001	3,599	$22.47
Granted (at market price)	1,547	33.38
Cancelled	(74)	25.36
Exercised	(703)	22.68

Balance, December 31, 2002	4,369	$26.26
Granted (at market price)	639	25.58
Cancelled	(196)	29.99
Exercised	(304)	18.89

Balance, December 31, 2003	4,508	$26.49

Exercisable at December 31, 2003	3,018	$25.30

The following table summarizes information about stock options outstanding at December 31, 2003 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$8.73-$17.55	531	5.24	$16.50	531	$16.50
$18.77-$19.94	669	6.56	$19.25	541	$19.33
$20.45-$23.72	586	6.46	$23.28	491	$23.19
$24.54-$25.16	525	8.92	$24.83	91	$24.55
$26.37-$28.50	582	7.23	$27.97	419	$27.91
$28.77-$32.16	359	6.05	$30.16	270	$30.16
$32.51-$33.84	59	7.91	$33.10	23	$33.14
$34.96	1,172	8.12	$34.96	637	$34.96
$42.75-$43.50	25	4.40	$43.35	15	$43.50

	4,508	7.12	$26.49	3,018	$25.30

The weighted-average grant-date fair value per share of options granted in 2003 under the Employee Stock Plan and the Director Stock Plan is $9.07 and $8.90, respectively. The weighted-average grant-date fair value per share of options granted in 2002 under the Employee Stock Plan and the Director Stock Plan is $12.62 and $15.24, respectively. The weighted-average grant-date fair values per share of replacement options and options granted in 2001 under the Employee Stock Plan and the Director Stock Plan are $18.29 and

$13.02, respectively. The fair value of all options is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2003	2002	2001
Dividend yield	0.6%	0.0%	0.0%
Expected volatility	40.0%	40.0%	43.8%
Risk-free interest rate	3.1%	3.1%	4.4%
Expected life in years	4.8	4.7	4.8

Pro Forma Information. In accordance with the provisions of SFAS 123, the Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the replacement date and grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	2003	2002	2001
	(In thousands, except per share amounts)
Net income:
As reported	$92,402	$89,984	$87,076
Pro forma	$84,706	$79,640	$76,471
Earnings per share (basic):
As reported	$1.42	$1.32	$1.27
Pro forma	$1.30	$1.17	$1.12
Earnings per share (diluted):
As reported	$1.40	$1.30	$1.26
Pro forma	$1.29	$1.15	$1.11

Long-Term Incentive Plan and Restricted Stock Awards. Upon the Distribution, the Company’s Board of Directors adopted the Certegy Inc. Key Management Long-Term Incentive Plan for officers and other key employees. This plan, in conjunction with the Employee Stock Plan, provides for cash and restricted stock awards. Cash awards are recorded as a liability based on the estimated cash payout under the award, while restricted stock grants are recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant. Compensation expense associated with these awards can fluctuate each year in the case of performance-based awards, based on the likelihood that the performance criteria will be met. During 2003, 2002, and 2001, the Company granted 209,877 shares, 287,000 shares, and 133,000 shares of restricted stock to officers and key employees under the Employee Stock Plan. The shares become fully vested at the end of vesting periods, which range from 12 to 72 months. During 2002, approximately 22,800 restricted shares were cancelled. Compensation expense for these plans was $4.6 million in 2003, $4.5 million in 2002, and $1.5 million in 2001.

Dividends. In August 2003, the Company’s Board of Directors approved an initial quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on October 15, 2003 to shareholders of record as of the close of business on October 1, 2003. Additionally, in November 2003, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on January 15, 2004 to shareholders of record as of the close of business on January 1, 2004.

Note 9—Employee Benefits

In December 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

Prior to the Distribution, the Company participated in the Equifax employee benefit plans and was allocated a portion of the plans’ costs based on an estimate of the proportion of expense related to the Company. In the opinion of management, the expenses were allocated on a reasonable basis. Effective on the Distribution Date, the Company established its own plans, which provide benefits similar to those benefits provided under Equifax’s plans.

The Company uses a measurement date of December 31 for the majority of its retirement and postretirement benefit plans.

Retirement Plan. The Equifax noncontributory qualified retirement plan covered most U.S. salaried employees. Benefits were primarily a function of salary and years of service. The Equifax plan provisions and funding met the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Total pension income allocated to the Company and included in the consolidated statements of income was $2.1 million for the period from January 1, 2001 through the Distribution Date. The components of pension income, other than service costs which were allocated directly, were allocated to the Company in proportion to total payroll costs. Effective on the Distribution Date, the Company established a noncontributory qualified retirement plan (the “Retirement Plan”) and Equifax transferred to this plan a proportionate share of assets allocable to the accrued benefits for the Company’s participants under the Equifax plan.

Supplemental Retirement Plan. In November 2003, the Company established a supplemental executive retirement plan (“SERP”) for certain key officers. The plan, which is unfunded, provides supplemental retirement payments based on salary and years of service. In connection with the establishment of this plan, the Company recorded a $4.4 million intangible asset and additional minimum liability, representing the unfunded accumulated benefit obligation at inception of the plan. These amounts are included in other assets and other long-term liabilities, respectively, in the consolidated balance sheet.

Postretirement Benefit Plan. The Equifax unfunded healthcare and life insurance benefit plan covered eligible retired employees. Substantially all U.S. employees became eligible for these benefits if they reached normal retirement age while working for Equifax and satisfied certain years of service requirements. Equifax accrued the cost of providing these benefits over the active service period of the employee. Expenses of $0.4 million for the period from January 1, 2001 through the Distribution Date were allocated to the Company in proportion to total payroll costs. Effective on the Distribution Date, the Company established its own unfunded healthcare and life insurance benefit plan with substantially the same terms as the Equifax plan, and Equifax transferred to this plan a proportionate share of the accrued liability for the Company’s participants under the Equifax plan.

A reconciliation of the changes in the benefit obligations for the years ended December 31, 2003 and 2002 is as follows:

	Retirement Plans		Postretirement Benefit Plan
	2003	2002	2003	2002
	(In thousands)
Benefit obligations at beginning of year	$32,108	$27,963	$1,315	$1,923
SERP benefit obligation at inception	5,849	—	—	—
Service cost	3,191	2,595	184	336
Interest cost	2,431	1,855	92	144
Plan amendments	248	—	—	—
Actuarial loss (gain)	3,437	(232)	49	(1,088)
Benefits paid	(242)	(73)	—	—

Benefit obligations at end of year	$47,022	$32,108	$1,640	$1,315

Accumulated benefit obligations at end of year	$39,490	$27,192	$1,640	$1,315

The weighted-average assumptions used to determine benefit obligations at December 31, 2003 and 2002 are as follows:

	Retirement Plans		Postretirement Benefit Plan
	2003	2002	2003	2002
Discount rate	6.75%	7.00%	6.75%	7.00%
Rate of compensation increase for Retirement Plan	4.25%	4.25%	N/A	N/A

The weighted-average assumptions used to determine the benefit obligations under the Company’s SERP are the same as the Retirement Plan assumptions, with the exception of the rate of compensation increase, which was 5.0% at December 31, 2003.

A reconciliation of the changes in the fair value of plan assets for the years ended December 31, 2003 and 2002 is as follows:

	Retirement Plans
	2003	2002
	(In thousands)
Fair value of plan assets at beginning of year	$39,137	$45,045
Actual return on plan assets	9,600	(5,835)
Benefits paid	(242)	(73)

Fair value of plan assets at end of year	$48,495	$39,137

Benefits paid in the above table include only those amounts paid directly from plan assets.

The asset allocation for the Retirement Plan at the end of 2003 and 2002 and the target allocation for 2004, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	2004	2003	2002
Asset Category:
Equity securities	70%	71%	68%
Debt securities	30%	29%	32%

Total	100%	100%	100%

The Company’s pension plan assets are invested in a manner consistent with the fiduciary standards of ERISA. Plan investments are made with the safeguards and diversity to which a prudent investor would adhere and all transactions undertaken are for the sole benefit of plan participants and their beneficiaries.

The Company’s investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, S&P MidCap Index, Russell 2000 Index, MSCI EAFE Index, and Lehman Brothers Aggregate Bond Index. The Company’s Investment Committee meets on a quarterly basis to review plan investments.

A reconciliation of the changes in the funded status for the years ended December 31, 2003 and 2002 is as follows:

	Retirement Plans		Postretirement Benefit Plan
	2003	2002	2003	2002
	(In thousands)
Funded status	$1,473	$7,029	$(1,640)	$(1,315)
Unrecognized actuarial loss (gain)	11,838	13,686	(1,048)	(1,177)
Unrecognized prior service cost	5,953	(37)	(313)	(483)

Net amount recognized	$19,264	$20,678	$(3,001)	$(2,975)

Amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002 are as follows:

	Retirement Plans		Postretirement Benefit Plan
	2003	2002	2003	2002
	(In thousands)
Prepaid pension cost (Note 2)	$19,428	$20,678	$—	$—
Accrued benefit cost	(4,520)	—	(3,001)	(2,975)
Intangible asset (Note 2)	4,356	—	—	—

Net amount recognized	$19,264	$20,678	$(3,001)	$(2,975)

Accrued benefit costs for the SERP and postretirement benefit plans are included in other long-term liabilities in the consolidated balance sheets.

Net periodic benefit cost for the plans includes the following components for the years ended December 31, 2003 and 2002, and for the period from the Distribution Date through December 31, 2001:

	Retirement Plans			Postretirement Benefit Plan
	2003	2002	2001	2003	2002	2001
	(In thousands)
Service cost	$3,191	$2,595	$1,175	$184	$336	$208
Interest cost	2,431	1,855	809	92	144	81
Expected return on plan assets	(4,316)	(4,271)	(1,884)	—	—	—
Recognized actuarial loss	—	—	—	—	—	8
Amortization of net (gain) or loss	—	—	—	(80)	—	—
Amortization of prior service cost	108	18	44	(170)	(215)	(171)

Net periodic benefit cost	$1,414	$197	$144	$26	$265	$126

The weighted-averaged assumptions used to determine periodic benefit cost for the years ended December 31, 2003, 2002, and 2001 are as follows:

	Retirement Plans			Postretirement Benefit Plan
	2003	2002	2001	2003	2002	2001
Discount rate	7.00%	7.50%	7.25%	7.00%	7.50%	7.25%
Expected long-term return on plan assets	8.50%	8.50%	9.00%	N/A	N/A	N/A
Rate of compensation increase for Retirement Plan	4.25%	4.25%	4.25%	N/A	N/A	N/A

The weighted-average assumptions used to determine the periodic benefit cost under the Company’s SERP are the same as the Retirement Plan assumptions, with the exception of the rate of compensation increase and the discount rate, which were 5.0% and 6.75%, respectively, for the period from inception through December 31, 2003.

For measurement purposes, an 11 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5 percent for 2010 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would have had an immaterial effect on the amounts reported for the postretirement benefit plan.

The expected long-term rate of return on plan assets was made considering the Retirement Plan’s asset mix, historical returns on equity securities, and expected yields to maturity for debt securities.

The SERP has an accumulated benefit obligation in excess of plan assets. The aggregate projected benefit obligation and accumulated benefit obligation are $5.9 million and $4.5 million, respectively, as of December 31, 2003. The plan is unfunded and therefore, has no plan assets.

For calculating retirement plan income, a market-related value of assets is used. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

While the asset return and interest rate environment have negatively impacted the funded status of the Retirement Plan, the Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. The Company did not contribute to the plans in 2003 and does not anticipate contributing to the plans in 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted. In accordance with the FASB Staff Position No. FAS 106-1, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Foreign Retirement Plans. The Company also maintains various defined contribution plans for certain employees in its international locations. Expenses for these plans for the years ended December 31, 2003, 2002, and 2001 were not material.

Employee Retirement Savings Plan. The Equifax retirement savings plan provided for annual contributions, within specified ranges, determined at the discretion of the Equifax Board of Directors, for the benefit of eligible employees in the form of cash or shares of Equifax’s common stock. Effective on the Distribution Date, the Company established its own employee retirement savings plan, with substantially the same terms as the Equifax plan and annual contributions made in the form of Certegy’s common stock. The Company’s expense for this plan was $1.5 million in 2003, $1.4 million in 2002, and $1.1 million in 2001.

Note 10—Commitments and Contingencies

Leases. The Company’s operating leases involve principally office space and office equipment. Rental expense relating to these leases was $11.1 million in 2003, $9.4 million in 2002, and $9.1 million in 2001. Additionally, in July 2003, the Company entered into a capital lease agreement for various types of computer equipment.

Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 2003 (in thousands):

2004	$10,770
2005	9,458
2006	7,620
2007	5,795
2008	4,974
Thereafter	7,908

$46,525

Data Processing Services Agreements. The Company has agreements with IBM and Proceda, which expire between 2007 and 2013, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements is approximately $253.7 million as of December 31, 2003. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs as a result of acquisitions or divestitures. Under certain circumstances, such as a change in control of the Company or for the Company’s convenience, the Company may terminate these agreements. However, the agreements provide that the Company must pay a termination charge in the event of such a termination.

Synthetic Leases. The adoption of FIN 45 on January 1, 2003 as it relates to the residual value guarantees under the Company’s synthetic lease agreements did not have a material impact on the Company’s financial results.

As discussed in Notes 2 and 6, the Company is the tenant of certain real property located in St. Petersburg, Florida. The aggregate value of the building and land at that site when the Company entered into this arrangement was $23.2 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire this leased property at its original cost, or to direct the sale of this facility to a third party. The Company has provided a guarantee to the lessor that the proceeds from a sale of the facility to a third party will equal or exceed a certain percentage of the original fair market value of the leased property. The Company’s maximum exposure under this guarantee is approximately $18.1 million.

Effective December 31, 2003, the Company began consolidating this lease arrangement into its consolidated financial statements in accordance with certain provisions of FIN 46.

In 2003, the Company amended its synthetic lease arrangement with respect to its facilities in Madison, Wisconsin, which expires in 2009. The aggregate value of the building and land at that site when the Company entered into this arrangement was $10.4 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire this leased property at its original cost, or to direct the sale of this facility to a third party. The Company has provided a guarantee to the lessor that the proceeds from a sale of the facility to a third party will equal or exceed a certain percentage of the original fair market value of the leased property. The Company’s maximum exposure under this guarantee is approximately $8.3 million.

Based on current market conditions, the Company does not expect to be required to make payments under these residual value guarantees.

The Company has entered into an interest rate swap arrangement to fix the variable interest rate on the Madison, Wisconsin lease obligation (Note 2).

Change in Control Agreements. The Company has agreements with certain of its officers, which provide certain severance pay and benefits in the event of a termination of the officer’s employment under certain circumstances following a “change in control” of the Company. “Change in control” is defined as the accumulation by any person, entity, or group of 20 percent or more of the combined voting power of the Company’s voting stock or the occurrence of certain other specified events. In the event of a “change in control,” vesting periods and payouts under the Stock Incentive Plan and the Long-Term Incentive Plan are accelerated.

Litigation. A number of lawsuits seeking damages are brought against the Company each year in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters, individually or in the aggregate, will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operations. The Company provides for estimated legal fees and settlements relating to pending lawsuits.

A class action lawsuit entitled Gary and Nancy Ballard, et. al. v. Equifax Check Services, Inc. (now known as Certegy Check Services, Inc.) was filed against the Company in August 1996 in the U.S. District Court for the Eastern District of California. This lawsuit was based on a claim that, during the period August 1992 through December 31, 1996, the Company improperly assessed a service charge on unpaid checks, which allegedly violated provisions of the Federal Fair Debt Collection Practices Act and California’s Unfair Business Practices Act. The action sought, among other remedies, a refund of all service charges collected from California consumers during this period, prejudgment interest, statutory damages under the Fair Debt Collection Practices Act, and attorneys’ fees. These amounts in the aggregate could have exceeded $18 million if the plaintiffs had prevailed in the case. In November 2002, the Company entered into a Memorandum of Understanding with the plaintiffs providing for a settlement whereby the Company agreed to pay $3.975 million, net of amounts covered under a Letter of Agreement with its insurance carriers, to the plaintiffs in exchange for a full and final release of all claims asserted. On March 18, 2003, the U.S. District Court for the Eastern District of California signed an order preliminarily approving the settlement of the class action lawsuit, including the plan of distribution and the class notice. As required, the Company remitted $3.975 million, which was accrued in the third quarter of 2002, in April 2003 to a trust for distribution to the plaintiffs. On July 21, 2003, the U.S. District Court granted final approval of the settlement and fully released Certegy from all claims in connection with this lawsuit.

Note 11—Quarterly Consolidated Financial Information (Unaudited)

Quarterly revenues and operating income by reportable segment (Note 12) and other summarized quarterly financial data for 2003 and 2002 are as follows (in thousands, except per share amounts):

	First (1)	Second (1)	Third	Fourth
2003
Revenues:
Card Services	$157,176	$160,316	$164,048	$162,923
Check Services	82,993	87,076	91,743	109,189

	$240,169	$247,392	$255,791	$272,112

Operating income:
Card Services	$19,958	$31,867	$36,630	$39,905
Check Services	5,974	8,999	11,852	17,736

	25,932	40,866	48,482	57,641
General corporate expense	(4,976)	(3,464)	(4,959)	(5,122)

	$20,956	$37,402	$43,523	$52,519

Income before cumulative effect of a change in accounting principle	$12,192	$22,968	$26,325	$32,252
Cumulative effect of a change in accounting principle, net of $832 income tax benefit	—	—	—	(1,335)

Net income	$12,192	$22,968	$26,325	$30,917

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$0.19	$0.35	$0.40	$0.50

Net income	$0.19	$0.35	$0.40	$0.48

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$0.18	$0.35	$0.40	$0.50

Net income	$0.18	$0.35	$0.40	$0.48

Dividends declared per common share	$—	$—	$0.05	$0.05

(1)	The first quarter and second quarter of 2003 include other charges of $12.6 million and $(0.4) million, respectively. See Note 3 for further information on these charges.

	First	Second	Third (1)	Fourth (1)
2002
Revenues:
Card Services	$157,219	$172,512	$167,609	$163,563
Check Services	77,623	82,857	86,897	99,688

	$234,842	$255,369	$254,506	$263,251

Operating income:
Card Services	$24,644	$31,146	$34,666	$38,920
Check Services	7,336	11,226	8,110	15,211

	31,980	42,372	42,776	54,131
General corporate expense	(4,199)	(4,054)	(5,485)	(5,572)

	$27,781	$38,318	$37,291	$48,559

Net income	$16,047	$22,944	$21,983	$29,010

Net income per common share:
Basic	$0.23	$0.33	$0.32	$0.44

Diluted	$0.23	$0.33	$0.32	$0.44

(1)	The third quarter and fourth quarter of 2002 include other charges of $9.3 million and $2.9 million, respectively. See Note 3 for further information on these charges.

Note 12—Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has two segments: credit and debit card processing (Card Services) and check risk management services (Check Services). Segments were determined based on products and services provided by each segment (Note 1) and represent components of the Company about which separate internal financial information is maintained and evaluated by senior management in deciding how to allocate resources and in assessing performance. The accounting policies of the segments are the same as those described in the Company’s summary of significant accounting policies (Note 2). The Company evaluates the segment performance based on its operating income. Intersegment sales and transfers, which are not material, have been eliminated.

Segment information for 2003, 2002, and 2001 is as follows (dollars in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Revenues:
Card Services	$644,463	63%	$660,903	66%	$631,665	67%
Check Services	371,001	37	347,065	34	304,306	33

	$1,015,464	100%	$1,007,968	100%	$935,971	100%

Operating income:
Card Services	$128,360	74%	$129,376	76%	$119,767	73%
Check Services	44,561	26	41,883	24	43,502	27

	172,921	100%	171,259	100%	163,269	100%

General corporate expense	(18,521)		(19,310)		(11,850)

	$154,400		$151,949		$151,419

Total assets at December 31:
Card Services	$511,118	65%	$461,347	66%	$511,149	70%
Check Services	215,529	28	202,681	29	172,186	23
Corporate	58,400	7	38,113	5	52,868	7

	$785,047	100%	$702,141	100%	$736,203	100%

Depreciation and amortization:
Card Services	$32,220	77%	$31,886	82%	$38,789	85%
Check Services	8,688	21	6,572	17	6,811	15
Corporate	1,122	2	592	1	77	—

	$42,030	100%	$39,050	100%	$45,677	100%

Capital expenditures:
Card Services	$29,517	67%	$36,746	75%	$36,982	75%
Check Services	13,849	32	8,700	18	10,139	21
Corporate	589	1	3,515	7	2,228	4

	$43,955	100%	$48,961	100%	$49,349	100%

Financial information by geographic area is as follows (dollars in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Revenues (based on location of customer):
United States	$847,853	84%	$824,607	82%	$767,031	82%
United Kingdom	89,477	9	79,040	8	62,579	7
Brazil	24,889	2	61,033	6	70,046	7
Other	53,245	5	43,288	4	36,315	4

	$1,015,464	100%	$1,007,968	100%	$935,971	100%

Long-lived assets at December 31:
United States	$272,876	59%	$214,285	55%	$200,924	49%
United Kingdom	59,953	13	61,098	16	54,481	13
Brazil	105,073	23	89,114	23	133,548	32
Other	25,517	5	25,644	6	25,714	6

	$463,419	100%	$390,141	100%	$414,667	100%

Revenues from external customers by product and service offering are as follows (dollars in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Card Issuer Services	$462,522	45%	$448,496	45%	$434,300	46%
Check Services	371,001	37	347,065	34	304,306	33
Merchant Processing Services	170,348	17	202,906	20	187,550	20
Card Issuer Software and Support	11,593	1	9,501	1	9,815	1

	$1,015,464	100%	$1,007,968	100%	$935,971	100%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), was carried out by the Company’s management, with the participation of the chief executive and chief financial officers, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s chief executive and chief financial officers have concluded that such controls and procedures were effective as of the date of such evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2004 to be filed with the Securities and Exchange Commission, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our code of ethics applicable to our chief executive, financial and accounting officers, which is incorporated by reference into this report. Information relating to our executive officers is included in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2004 to be filed with the Securities and Exchange Commission, will contain information relating to director and executive officer compensation, which is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2004 to be filed with the Securities and Exchange Commission, will contain information relating to security ownership of certain beneficial owners and management, which is incorporated by reference into this report.

Our Proxy Statement will also contain information relating to our equity compensation plans, which is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2004 to be filed with the Securities and Exchange Commission, will contain information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which is incorporated by reference into this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2004 to be filed with the Securities and Exchange Commission, will contain information relating to the fees charged and services provided by our principal accountant during the last two fiscal years and our pre-approval policy and procedures for audit and non-audit services, which is incorporated by reference into this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

See Index to Financial Statements on page 35.

(2) Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes to the statements.

(3) Exhibits:

The following is a complete list of exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

Exhibit No.		Description

2.1		Distribution Agreement, Plan of Reorganization and Distribution, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 2.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

3.1		Amended and Restated Articles of Incorporation of Certegy Inc., previously filed as Exhibit 4.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

3.2		Amended and Restated Bylaws of Certegy Inc., previously filed as Exhibit 4.2 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

3.2	(a)	Amended and Restated Bylaws of Certegy dated February 5, 2004.

4.1		Rights Agreement, dated as of June 29, 2001, between Certegy Inc. and SunTrust Bank, as Rights Agent, previously filed as Exhibit 4.3 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

4.2		Indenture, dated September 10, 2003, between Certegy Inc. and SunTrust Bank, as Trustee, previously filed as Exhibit 4.1 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

4.3		Registration Rights Agreement, dated September 10, 2003, among Certegy Inc., Bear, Stearns & Co. Inc., and the other parties referred to in Schedule A to the Purchase Agreement, previously filed as Exhibit 4.2 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

4.4		Form of 4.75% Note due in 2008 (included in Exhibit 4.1), previously filed as Exhibit 4.3 (included in Exhibit 4.1) on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

4.5		Form of certificate representing Certegy Inc. Common Stock, previously filed as Exhibit 4.4 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.1		Master Agreement previously filed as Exhibit 10.27 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC File No. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.2		Transaction Document #1 previously filed as Exhibit 10.26 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC File No. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

Exhibit No.		Description

10.3		Assignment and Assumption of Lease and Other Operative Documents, dated June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank, previously filed as Exhibit 10.3 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.4		Amended and Restated 364-Day Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A., previously filed as Exhibit 10.4 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.5

Amended and Restated Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A, previously filed as Exhibit 10.5 on Form

10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.6		$130,000,000 Credit Agreement, dated June 29, 2001, between Certegy Inc. and First Union National Bank., previously filed as Exhibit 10.6 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.7		Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Andrade Gutierrez Telecomunicacoes Ltda., Andrade Gutierrez S.A., Construtora Andrade Gutierrez S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda., previously filed as Exhibit 10.7 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.8		Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Socma Americana S.A., Sideco Do Brasil S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda., previously filed as Exhibit 10.8 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.9		Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.10		Employee Benefits Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.2 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.11		Tier I Change in Control Agreement, previously filed as Exhibit 10.11 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC file No. 001-16427) and incorporated by reference. (1)

10.11	(a)	Amended Tier I Change in Control Agreement revised May 16, 2002. (1)

10.12		Tier II Change in Control Agreement, previously filed as Exhibit 10.12 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC file No. 001-16427) and incorporated by reference. (1)

10.12	(a)	Amended Tier II Change in Control Agreement revised May 16, 2002. (1)

10.13		Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan, previously filed as Exhibit 10.13 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.14		Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement (New Participant), previously filed as Exhibit 10.14 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.15		Grantor Trust Agreement, dated July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A., previously filed as Exhibit 10.15 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference.

10.15	(a)	Grantor Trust Agreement, as originally effective July 8, 2001, and amended and restated effective December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A.

10.16		Intercompany Data Purchase Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.3 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.17		Transition Support Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.4 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

Exhibit No.	Description

10.18	Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.5 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.19	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.6 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.20	Certegy Inc. 2001 Stock Incentive Plan, previously filed as Exhibit 10.20 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.21	Certegy Inc. Stock Incentive Plan, amended and restated February 28, 2002, previously filed as Exhibit 10.21 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.22	Certegy Inc. 2001 Key Management Long-Term Incentive Plan, previously filed as Exhibit 10.22 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.23	First Amendment to Certegy Inc. 2001 Key Management Long-Term Incentive Plan, effective February 28, 2002, previously filed as Exhibit 10.23 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.24	Certegy Inc. Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.24 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.25	Certegy Inc. Deferred Compensation Plan, previously filed as Exhibit 10.25 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.26	Equifax Inc. Performance Incentive Plan, previously filed as Exhibit 10.26 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.27	2002 Certegy Inc. Annual Incentive Plan, previously filed as Exhibit 10.27 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.28	Year 2001 Stock Option Exchange Program Terms and Conditions, previously filed as Exhibit 10.28 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.29	Certegy 2002 Bonus Deferral Program Terms and Conditions, previously filed as Exhibit 10.29 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.30	Certegy Excess Liability Insurance Plan for the Registrant’s executive Officers, previously filed as Exhibit 10.30 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.31	Financial/Tax Planning Services Program for the Registrant’s executive officers, previously filed as Exhibit 10.31 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.32	Certegy Inc. Deferred Compensation Plan, previously filed as Exhibit 10.32 on Form 10-K filed February 14, 2003 (SEC File No. 001-16427) and incorporated by reference. (1)

10.33	Asset Purchase Agreement, dated December 5, 2002, between Down Acquisition Corporation and Netzee, Inc., previously filed as Exhibit 10.33 on Form 10-K filed February 14, 2003 (SEC File No. 001-16427) and incorporated by reference.

10.34	Revolving Credit Agreement, dated as of September 3, 2003, among Certegy Inc., the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, previously filed as Exhibit 10.34 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

10.35	Tier III Change in Control Agreement dated May 16, 2002. (1)

10.36	ICBA Bankcard, Inc. and Certegy Card Services, Inc. 2003 Renewal Service Agreement.

10.37	2004 Restated CSCU Card Processing Service Agreement

10.38	Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003. (1)

10.39	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003. (1)

10.40	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003. (1)

Exhibit No.	Description

10.41	Trust Agreement for the Certegy Inc. Deferred Compensation Plan between Certegy Inc. and SunTrust Bank dated March 4, 2003, previously filed as Exhibit 4.1 on Form S-8 filed February 18, 2003 (SEC File No. 333-103266) and incorporated by reference. (1)

10.42	Master Agreement for Operations Support Service between Certegy Inc. and International Business Machines Corporation dated June 29, 2001. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.43	Master Agreement for Operations Support Services Transaction Document #03-01 (United States) between Certegy Inc. and International Business Machines Corporation dated March 5, 2003. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

12.1	Statements re Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors, to incorporation by reference.

23.2	Notice Regarding Consent of Arthur Andersen LLP.

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Non-GAAP Consolidated Statement of Income for the Year Ended December 31, 2001.

(1)	Management Contract or Compensatory Plan.

(b)	Reports filed on Form 8-K:

During the fourth quarter of 2003, the Company filed the following report on Form 8-K:

1.	On October 23, 2003, the Registrant furnished to the Commission pursuant to Item 12 of Form 8-K its press release announcing the Company’s financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

Date: February 5, 2004	CERTEGY INC.

	By:	/s/ LEE A. KENNEDY
Lee A. Kennedy Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 5, 2004	By:	/s/ LEE A. KENNEDY
Lee A. Kennedy Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2004	By:	/s/ MICHAEL T. VOLLKOMMER
Michael T. Vollkommer Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 5, 2004	By:	/s/ PAMELA A. TEFFT
Pamela A. Tefft Corporate Vice President and Controller (Principal Accounting Officer)

Date: February 5, 2004	By:	/s/ RICHARD N. CHILD
Richard N. Child, Director

Date: February 5, 2004	By:	/s/ CHARLES T. DOYLE
Charles T. Doyle, Director

Date: February 5, 2004	By:	/s/ KEITH W. HUGHES
Keith W. Hughes, Director

Date: February 5, 2004	By:	/s/ DAVID K. HUNT
David K. Hunt, Director

Date: February 5, 2004	By:	/s/ PHILLIP B. LASSITER
Phillip B. Lassiter, Director

Date: February 5, 2004	By:	/s/ KATHY BRITTAIN WHITE
Kathy Brittain White, Director

CERTEGY INC.

FORM 10-K

INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit No.		Description

3.2	(a)	Amended and Restated Bylaws of Certegy Inc. dated February 5, 2004.

10.11	(a)	Amended Tier I Change in Control Agreement revised May 16, 2002. (1)

10.12	(a)	Amended Tier II Change in Control Agreement revised May 16, 2002. (1)

10.15	(a)	Grantor Trust Agreement, as originally effective July 8, 2001, and amended and restated effective December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A.

10.35		Tier III Change in Control Agreement dated May 16, 2002. (1)

10.36		ICBA Bankcard, Inc. and Certegy Card Services, Inc. 2003 Renewal Service Agreement.

10.37		2004 Restated CSCU Card Processing Service Agreement.

10.38		Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003. (1)

10.39		Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003. (1)

10.40		Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003. (1)

10.42		Master Agreement for Operations Support Service between Certegy Inc. and International Business Machines Corporation dated June 29, 2001. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.43		Master Agreement for Operations Support Services Transaction Document #03-01 (United States) between Certegy Inc. and International Business Machines Corporation dated March 5, 2003. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

12.1		Statements re Computation of Ratios.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Auditors, to incorporation by reference.

23.2		Notice Regarding Consent of Arthur Andersen LLP.

31.1		Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Non-GAAP Consolidated Statement of Income for the Year Ended December 31, 2001.

(1)	Management Contract or Compensatory Plan.