Form 10-Q
period 2004-03-31
CERTEGY INC
filed 2004-05-10
CIK 1136893

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at April 30, 2004
Common stock, $0.01 par value	63,612,124

CERTEGY INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues	$263,409	$240,169

Operating expenses:
Costs of services	198,293	177,893
Selling, general and administrative expenses	29,570	28,680
Other (Note 4)	—	12,640

	227,863	219,213

Operating income	35,546	20,956
Other income, net	220	155
Interest expense	(2,976)	(1,681)

Income before income taxes	32,790	19,430
Provision for income taxes	(12,132)	(7,238)

Net income	$20,658	$12,192

Earnings per share of Common Stock
Basic	$0.32	$0.19

Diluted	$0.32	$0.18

Average shares outstanding (Note 5)
Basic	63,677	65,840

Diluted	64,643	66,202

Dividends per share of Common Stock (Note 12)	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,530	$22,280
Settlement deposits	41,339	29,638
Trade accounts receivable, net of allowance for doubtful accounts of $2,093 and $1,883 in 2004 and 2003, respectively	94,949	108,158
Settlement receivables	66,594	65,172
Claims recoverable	29,691	46,478
Other receivables (Note 16)	33,382	26,907
Other current assets (Notes 6 and 16)	24,106	22,995

Total current assets	336,591	321,628
Property and equipment, net (Note 7)	61,800	58,897
Goodwill, net (Note 8)	224,709	187,627
Other intangible assets, net (Note 8)	46,872	31,799
Systems development and other deferred costs, net	118,743	118,788
Other assets, net (Note 9)	70,741	66,308

Total assets	$859,456	$785,047

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 16)	$49,311	$41,600
Settlement payables	107,933	94,810
Claims payable	19,838	38,270
Compensation and benefit liabilities (Note 16)	16,015	20,535
Income taxes payable	9,666	8,887
Other payables (Note 16)	22,765	10,855
Other current liabilities (Notes 10 and 16)	32,472	29,136

Total current liabilities	258,000	244,093
Long-term debt (Note 11)	274,602	222,399
Deferred income taxes	50,996	43,939
Other long-term liabilities	15,454	13,477

Total liabilities	599,052	523,908

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 300,000 shares authorized; 69,507 shares issued and 63,892 and 64,352 shares outstanding in 2004 and 2003, respectively	695	695
Paid-in capital	251,030	249,351
Retained earnings	243,957	226,495
Deferred compensation	(13,126)	(10,187)
Accumulated other comprehensive loss (Note 12)	(74,422)	(75,854)
Treasury stock, at cost; 5,615 and 5,155 shares in 2004 and 2003, respectively	(147,730)	(129,361)

Total shareholders’ equity	260,404	261,139

Total liabilities and shareholders’ equity	$859,456	$785,047

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$20,658	$12,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,084	9,812
Amortization of deferred compensation and financing costs	1,551	1,117
Other non-cash items	—	2,670
Deferred income taxes	5,623	558
Changes in assets and liabilities:
Accounts receivable, net	20,308	17,121
Current liabilities, excluding settlement and claims payables	(10,876)	4,435
Claims accounts, net	(1,348)	(2,854)
Other current assets	858	3,148
Other long-term liabilities	1,976	(180)
Other assets	(7,004)	543

Net cash provided by operating activities	42,830	48,562

Cash flows from investing activities:
Capital expenditures	(7,111)	(8,432)
Acquisitions, net of $24,638 of cash acquired	(39,191)	—

Net cash used in investing activities	(46,302)	(8,432)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	50,000	(7,200)
Treasury stock purchases	(20,777)	(11,796)
Dividends paid	(3,218)	—
Proceeds from exercise of stock options	1,646	491
Other	(90)	—

Net cash provided by (used in) financing activities	27,561	(18,505)

Effect of foreign currency exchange rates on cash	161	(1,194)

Net cash provided	24,250	20,431
Cash and cash equivalents, beginning of period	22,280	14,166

Cash and cash equivalents, end of period	$46,530	$34,597

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share amounts or unless otherwise noted)

1. Basis of Presentation

The Company provides credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services (see Note 15 for segment information). Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Dominican Republic. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and should be read in conjunction with the Company’s consolidated financial statements and the notes to those statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K. Significant accounting policies disclosed in the annual report have not changed. All significant intercompany transactions and balances have been eliminated.

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

2. Significant Accounting Policies

Reserve for Card Merchant Processing Losses. In the Company’s direct card merchant processing business, if, due to the insolvency or bankruptcy of the merchant or other reasons, the Company is not able to collect amounts from its merchant customers that have been properly “charged back” by the cardholders, it must bear the credit risk for the full amount of the cardholder transaction. The Company requires cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk and believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. The Company recognizes a reserve for estimated merchant credit losses based on historical experience and other relevant factors. This reserve amount is subject to risk that actual losses may be greater than the Company’s estimates. At March 31, 2004 and December 31, 2003, the Company had aggregate card merchant processing loss reserves of $1.1 million and $1.1 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

Reserve for Check Guarantee Losses. In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. The Company’s merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a liability to its merchant customers for its estimated check returns (claims payable) and a receivable for amounts the Company estimates it will recover from the check writers (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. At March 31, 2004 and December 31, 2003, the Company had accrued claims payable and accrued claims recoverable balances of $19.8 million and $29.7 million and $38.3 million and $46.5 million, respectively.

The Company settles its claim obligations with merchants, on average, within 14 days from the date of receipt. Recoverability of claims from the check writers extends beyond this timeframe, but generally occurs within one year.

Stock-Based Compensation. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 148, which was issued in December 2002, requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on the reported results. As permitted by the standard, the Company has elected to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the replacement date (for stock options that existed at the date of the Company’s spin-off from Equifax Inc.) and grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the following pro forma amounts for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Net income as reported	$20,658	$12,192
Pro forma compensation cost, net of tax	(1,715)	(2,191)

Pro forma net income	$18,943	$10,001

Earnings per share (basic):
As reported	$0.32	$0.19
Pro forma	$0.30	$0.15
Earnings per share (diluted):
As reported	$0.32	$0.18
Pro forma	$0.29	$0.15

3. Acquisitions

On March 1, 2004, the Company completed the purchases of Game Financial Corporation (“Game Financial”), a provider of debit and credit card cash advances, ATM access and check cashing services in gaming institutions, and Crittson Financial Services LLC (“Crittson”), a full service provider of card and merchant processing services. The acquisition of Crittson further strengthens the Company’s U.S. market share as the leading third party credit card processor for community banks and credit unions. The acquisition of Game Financial positions the Company as a leading provider of comprehensive cash access services in the fast-growing gaming industry, and broadens its check risk management product line and customer base. These acquisitions had an aggregate cash purchase price of $39.2 million, net of $24.6 million of cash acquired. The preliminary purchase price allocation resulted in identifiable intangible assets of $16.4 million, which are being amortized over five to seven years, and goodwill of $36.7 million. The Company expects that 100 percent of the goodwill resulting from these acquisitions will be tax deductible. These acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition. If these acquisitions had occurred as of the beginning of 2003, the unaudited pro forma revenues, net income, and diluted EPS of the Company would have been $277.4 million, $21.1 million, and $0.33, respectively, for the three months ended March 31, 2004 and $263.2 million, $13.1 million, $0.20 for the three months ended March 31, 2003, respectively. This pro forma information is based on historical results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future.

Both acquisition purchases include additional consideration that may be payable to the Company or to the sellers. These include base revenue measurements, customer-based adjustments, and working capital adjustments, which vary in timing from ninety days to one year from the acquisition date. When and if paid, these adjustments will result in changes to the purchase price allocation.

4. Other Charges

It is the Company’s policy to present other charges, such as severance, impairment, or restructuring charges, if significant for a given reporting period, on a separate line item within operating expenses in the consolidated statements of income. In the normal course of business, it is not unusual for the Company to have ongoing severance charges that are not significant and therefore, not presented separately in the consolidated statements of income.

During the first quarter of 2003, the Company recorded other charges of $12.6 million ($7.9 million after-tax, or $0.12 per diluted share). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of the Company’s Brazilian card operation, and $0.3 million of market value losses on the Company’s collateral assignment in life insurance policies and severance charges. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 15 for details of these charges by segment.

The following table summarizes the severance charges and contract termination costs incurred to date as described above, the movement in the accruals as of and for the three months ended March 31, 2004, and the ending balances in the accruals:

	Costs Incurred To Date	Payments	Accrual March 31, 2004
Contract termination costs	$9,804	$(9,674)	$130
Severance charges	910	(851)	59

	$10,714	$(10,525)	$189

5. Earnings Per Share

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

	Three months ended March 31,
	2004	2003
Weighted average shares outstanding—basic	63,677	65,840
Effect of dilutive securities:
Stock options	738	284
Restricted stock	228	78

Weighted average shares outstanding—diluted	64,643	66,202

6. Other Current Assets

The Company’s other current assets at March 31, 2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003
Prepaid expenses	$12,542	$11,658
Current deferred income taxes	3,542	1,933
Inventories and supplies	1,864	1,889
Other	6,158	7,515

	$24,106	$22,995

7. Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: building—40 years; leasehold improvements—not to exceed lease terms; data processing equipment—3 to 5 years; and furniture and fixtures—3 to 8 years. Maintenance and repairs are charged to expense as incurred.

Property and equipment at March 31, 2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003
Land	$1,500	$1,500
Building and improvements	38,246	37,794
Data processing equipment and furniture	119,381	114,316

	159,127	153,610
Less accumulated depreciation	(97,327)	(94,713)

	$61,800	$58,897

Equipment under capital lease, which is included in data processing equipment and furniture above, was $2.9 million at March 31, 2004 and $0.6 million at December 31, 2003. Accumulated deprecation related to these assets totaled approximately $132 thousand at March 31, 2004 and $44 thousand at December 31, 2003.

8. Goodwill and Other Intangible Assets

Information related to the Company’s goodwill by segment is as follows:

	March 31, 2004	December 31, 2003
Card Services	$178,752	$157,968
Check Services	45,957	29,659

	$224,709	$187,627

Information related to the Company’s acquired intangible assets subject to amortization is as follows:

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Merchant portfolios	$30,046	$8,015	$28,729	$7,262
Other	28,158	3,317	12,996	2,664

	$58,204	$11,332	$41,725	$9,926

Net book value	$46,872		$31,799

The Company’s other intangible assets primarily consist of acquired customer contracts, data files, and customer lists, which are generally amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $1.4 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2005—$7.2 million; 2006—$7.2 million; 2007—$7.2 million; 2008—$5.6 million; and 2009—$5.6 million.

The change in the carrying amount of goodwill and other intangible assets from December 31, 2003 to March 31, 2004 was the result of the acquisitions of Game Financial and Crittson (Note 3) and currency translation adjustments, primarily in Brazil.

The Company has no intangible assets with indefinite useful lives.

9. Other Assets

Other assets principally consist of prepaid pension cost, life insurance policies, purchased software, and deferred income taxes. The costs of purchased software used to provide services to customers or for internal administrative services are capitalized and amortized on a straight-line basis over five to eight years, as determined by their estimated useful lives.

Other assets, net consist of the following:

	March 31, 2004	December 31, 2003
Prepaid pension cost	$18,832	$19,428
Cash surrender value of life insurance policies	13,181	10,816
Purchased software, net	10,479	11,425
Deferred income taxes	6,691	6,691
SERP intangible asset	4,110	4,356
Other	17,448	13,592

	$70,741	$66,308

10. Other Current Liabilities

The Company’s other current liabilities at March 31, 2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003
Deferred revenue	$7,806	$8,833
Accrued interest	615	3,179
Other	24,051	17,124

	$32,472	$29,136

11. Long-Term Debt

Long-term debt at March 31, 2004 and December 31, 2003 consists of the following:

	March 31, 2004	December 31, 2003
Unsecured notes, 4.75%, due 2008, net of unamortized discount	$199,451	$199,420
Borrowings under revolving credit facility	50,000	—
Notes payable, 1.76%, due 2009	22,364	22,364
Capital lease obligations	2,787	615

	$274,602	$222,399

12. Shareholders’ Equity

Comprehensive Income. The components of comprehensive income for the three months ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31,
	2004	2003
Net income	$20,658	$12,192
Change in cumulative foreign currency translation adjustment	1,561	5,164
Change in cumulative loss from cash flow hedging activities	(129)	(72)

Comprehensive income	$22,090	$17,284

Accumulated other comprehensive loss at March 31, 2004 and December 31, 2003 consists of the following components:

	March 31, 2004	December 31, 2003
Cumulative foreign currency translation adjustment	$(73,546)	$(75,107)
Cumulative loss from cash flow hedging activities	(876)	(747)

Accumulated other comprehensive loss	$(74,422)	$(75,854)

Treasury Stock. During the first quarter of 2004, the Company repurchased approximately 0.7 million shares of its common stock at an aggregate cost of $22.5 million under the Company’s August 2003 Board authority. Combined with approximately 6.1 million shares the Company repurchased prior to 2004 under this and a prior Board authority, the Company has repurchased a total of approximately 6.8 million shares, leaving approximately $17.5 million authorized for future share repurchases as of March 31, 2004. During the first quarter of 2004, the Company reissued approximately 0.2 million treasury shares in connection with employee stock option exercises and restricted stock awards.

Dividends. In February 2004, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on April 15, 2004 to shareholders of record as of the close of business on April 1, 2004.

Deferred Compensation. During the first quarter of 2004, the Company granted approximately 0.1 million shares of restricted stock to key employees under the Employee Stock Plan. The shares become fully vested in three or four years if certain performance criteria are met, otherwise, they vest at the end of five years. Compensation expense associated with these awards can fluctuate each year based on the likelihood that the performance criteria will be met. Compensation expense associated with all restricted stock awards issued to date was $1.3 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively.

13. Employee Benefits

Net periodic benefit cost for the Company’s retirement, supplemental retirement (“SERP”), and postretirement benefit plans includes the following components for the three months ended March 31, 2004 and 2003:

	Retirement Plans		Postretirement Benefit Plan
	2004	2003	2004	2003
Service cost	$903	$794	$60	$46
Interest cost	790	591	32	23
Expected return on plan assets	(1,108)	(1,079)	—	—
Recognized actuarial loss	109	—	—	—
Amortization of net (gain) or loss	—	—	(32)	(20)
Amortization of prior service cost	128	7	(17)	(43)

Net periodic benefit cost	$822	$313	$43	$6

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

14. Commitments and Contingencies

Synthetic Leases. The Company is the tenant of certain real property located in St. Petersburg, Florida. The aggregate value of the building and land at that site when the Company entered into this arrangement was $23.2 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire this leased property at its original cost, or to direct the sale of this facility to a third party. The Company has provided a guarantee to the lessor that the proceeds from a sale of the facility to a third party will equal or exceed a certain percentage of the original fair market value of the leased property. The Company’s maximum exposure under this guarantee is approximately $18.1 million.

Effective December 31, 2003, the Company began consolidating this lease arrangement into its consolidated financial statements in accordance with certain provisions of FIN 46.

The Company is a party to a synthetic lease arrangement with respect to its facilities in Madison, Wisconsin, which expires in 2009. The aggregate value of the building and land at that site when the Company entered into this arrangement was $10.4 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire this leased property at its original cost, or to direct the sale of this facility to a third party. The Company has provided a guarantee to the lessor that the proceeds from a sale of the facility to a third party will equal or exceed a certain percentage of the original fair market value of the leased property. The Company’s maximum exposure under this guarantee is approximately $8.3 million.

Based on current market conditions, the Company does not expect to be required to make payments under these residual value guarantees.

The Company has entered into an interest rate swap arrangement to fix the variable interest rate on the Madison, Wisconsin lease obligation.

15. Segment Information

Segment information for the three months ended March 31, 2004 and 2003 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended March 31,
	2004	2003
Revenues:
Card Services	$162,723	$157,176
Check Services	100,686	82,993

	$263,409	$240,169

Operating income:
Card Services	$32,383	$19,958
Check Services	8,767	5,974

	41,150	25,932
General corporate expense	(5,604)	(4,976)

	$35,546	$20,956

The above operating income for the three months ended March 31, 2003 includes other charges (Note 3) as follows:

	Contract Termination Costs	Brazil Downsizing	Other	Total
Card Services	$8,757	$2,740	$—	$11,497
Check Services	865	—	156	1,021
General corporate expense	—	—	122	122

	$9,622	$2,740	$278	$12,640

Total assets by segment at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Card Services	$546,851	$511,118
Check Services	251,590	215,529

	798,441	726,647
Corporate	61,015	58,400

	$859,456	$785,047

16. Balance Sheet Reclassifications

Certain December 31, 2003 balance sheet amounts have been reclassified to conform to the current period presentation as follows:

	As previously reported	Reclassification	Current period presentation
Assets:
Other receivables	$—	$26,907	$26,907

Other current assets:
Other receivables	$26,907	$(26,907)	$—
Prepaid expenses	11,658	—	11,658
Current deferred income taxes	1,933	—	1,933
Inventories and supplies	1,889	—	1,889
Other	7,515	—	7,515

	$49,902	$(26,907)	$22,995

Liabilities:
Accounts payable and accrued expenses	$22,280	$19,320	$41,600

Compensation and benefit liabilities	$12,324	$8,211	$20,535

Other payables	$—	$10,855	$10,855

Other current liabilities:
Accrued employee payroll taxes, withholdings, and benefits	$8,211	$(8,211)	$—
Deferred revenue	8,833	—	8,833
Accrued interest	3,179	—	3,179
Other accrued expenses	19,320	(19,320)	—
Other	27,979	(10,855)	17,124

	$67,522	$(38,386)	$29,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months ended March 31, 2004 and 2003, including the notes to those statements, included elsewhere in this report. We also recommend that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

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

In recent years, we have introduced several new products for existing and new markets, such as third-party check collections; electronic check risk management solutions for point-of-sale, call center, and electronic commerce applications; and PayCheck Accept™, which enables supermarkets and gaming establishments to reduce the risk of check losses and fraud in connection with their payroll check cashing services. Additionally, the acquisition of Game Financial Corporation (“Game Financial”) on March 1, 2004, positions us as a leading provider of comprehensive cash access services in the fast-growing gaming industry, and broadens our check risk management product line and customer base.

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

Business Developments

$200 Million Note Offering. In September 2003, we completed our offering of $200 million aggregate principal amount of 4.75 percent senior unsecured notes, which mature in September 2008. The proceeds from this offering were used to pay off the outstanding indebtedness under our $300 million revolving credit facility and for general corporate purposes. In conjunction with the issuance of these notes, our first quarter 2004 results include additional interest expense on the notes as compared to the prior year quarter.

Adoption of FIN 46. On December 31, 2003, we adopted certain provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) as required for the synthetic lease on our St. Petersburg, Florida facility. In conjunction with the adoption of FIN 46, our first quarter 2004 results include additional interest expense on the notes underlying this synthetic lease as compared to the prior year quarter.

Other Charges in the First Quarter of 2003. During the first quarter of 2003, we recorded other charges of $12.6 million ($7.9 million after-tax, or $0.12 per diluted share). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation, and $0.3 million of market value losses on our collateral assignment in life insurance policies and severance charges.

Acquisitions. On March 1, 2004, we completed the purchases of Game Financial, a provider of debit and credit card cash advances, ATM access and check cashing services in gaming institutions, and Crittson Financial Services LLC (“Crittson”), a full service provider of card and merchant processing services. The acquisition of Crittson further strengthens our U.S. market share as the leading third party credit card processor for community banks and credit unions. The acquisition of Game Financial positions us as a leading provider of comprehensive cash access services in the fast-growing gaming industry, and broadens our check risk management product line and customer base. These acquisitions had an aggregate cash purchase price of $39.2 million, net of $24.6 million of cash acquired. The preliminary purchase price allocation resulted in identifiable intangible assets of $16.4 million, which are being amortized over five to seven years, and goodwill of $36.7 million.

These acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition. We expect these acquisitions to add approximately $60 million of revenue in 2004.

Both acquisition purchases include additional consideration that may be payable to us or to the sellers. This includes base revenue measurements, customer-based adjustments, and working capital adjustments, which vary in timing from ninety days to one year from the acquisition date. When and if paid, these adjustments will result in changes to the purchase price allocation.

Components of Income Statement

Card Services generates revenues from charges based on transaction volumes (U.S.), accounts or cards processed (globally), and fees for various services and products (globally), while Check Services generates revenues from charges based on transaction volumes, face value of checks guaranteed, and fees for various check services and products. Revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. Costs of services consist primarily of the costs of transaction processing systems; personnel costs to develop and maintain applications, operate computer networks, and provide customer support; losses from check guarantee services; interchange (processing fees paid to credit card associations) and other fees related to merchant processing; depreciation and occupancy costs associated with the facilities where these functions are performed; and reimbursed out-of-pocket expenses. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to ales, non-revenue customer support functions, and administrative employees and management.

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

Summary of the 2004 First Quarter Consolidated Financial Results

Highlights of the 2004 first quarter consolidated financial results as compared to the 2003 first quarter, including other charges, are as follows:

•	Revenues grew 9.7 percent to $263.4 million.

•	Operating income of $35.5 million increased $14.6 million.

•	Interest expense totaled $3.0 million versus $1.7 million in 2003.

•	Net income increased by $8.5 million to $20.7 million.

•	Diluted earnings per share of $0.32 increased $0.14 per share.

In the first quarter of 2004, we repurchased approximately 664 thousand shares of our common stock at a cost of $22.5 million, while capital expenditures totaled $7.1 million.

Throughout this management’s discussion and analysis, we refer to certain financial amounts both on a before- and after-tax basis. Management believes it is helpful to include the after-tax effect of certain financial charges to allow investors and management to evaluate their impact on net income and diluted earnings per share.

Consolidated Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2004 and 2003:

	2004	2003(1)
	(In millions, except per share amounts)
Revenues	$263.4	$240.2
Operating expenses	$227.9	$219.2
Operating income	$35.5	$21.0
Other income, net	$0.2	$0.2
Interest expense	$(3.0)	$(1.7)
Net income	$20.7	$12.2
Basic earnings per share	$0.32	$0.19
Diluted earnings per share	$0.32	$0.18

(1)	The consolidated results for the first quarter of 2003 include other charges of $12.6 million ($7.9 million after-tax, or $0.12 per diluted share) as previously described.

Consolidated Revenues

Consolidated revenue in the first quarter of 2004 of $263.4 million increased $23.2 million, or 9.7 percent, over the first quarter of 2003. Card Services revenues grew $5.5 million, or 3.5 percent, while Check Services experienced revenue growth of $17.7 million, or 21.3 percent.

Overall, strong revenue growth of 10.8 percent in North America card issuing and 21.3 percent revenue growth in global Check Services more than offset declines in international card issuing and software revenue. The first quarter was the final quarter of difficult comparisons caused by the loss of a large customer in our Brazilian card operation in March 2003. Our acquisitions of Game Financial and Crittson on March 1, 2004, added approximately $7 million of revenue for the quarter. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $5.5 million in the first quarter of 2004. With the recent acquisitions and the annualization of the loss of the large Brazilian customer complete, we expect overall growth rates to improve over the remainder of the year.

Consolidated Operating Expenses

Consolidated operating expenses in the first quarter of 2004 of $227.9 million increased $8.7 million, or 3.9 percent, over the first quarter of 2003. Operating expenses for Card Services decreased $6.9 million, or 5.0 percent, while Check Services increased $14.9 million, or 19.3 percent. Corporate expenses of $5.6 million increased $0.6 million, or 12.6 percent, above the first quarter of 2003. The 2003 consolidated operating expenses include $12.6 million of other charges.

Costs of services in the first quarter of 2004 of $198.3 million increased $20.4 million, or 11.5 percent, over the first quarter of 2003. Card Services experienced a $5.0 million, or 4.4 percent, increase in costs of services primarily driven by a $1.9 million increase in card merchant processing interchange fees (costs of services included $33.6 million and $31.7 million of interchange fees in 2004 and 2003, respectively) and a $2.7 million increase in reimbursable expenses in our North American card issuing business. Costs of services in Check Services increased $15.4 million, or 24.2 percent, driven by volume growth in our global core check businesses, as well as the acquisition of Game Financial on March 1, 2004.

Selling, general, and administrative (“SG&A”) expenses in the first quarter of 2004 of $29.6 million increased $0.9 million, or 3.1 percent, over the first quarter of 2003. Card Services experienced a $0.4 million, or 3.2 percent, decrease in SG&A costs driven by the downsizing of our Brazil card operating in March 2003 and lower software support and consulting fees. SG&A costs in Check Services increased $0.5 million, or 4.1 percent, primarily driven by currency and the growth in new client acquisitions during the year. Corporate SG&A expense increased $0.7 million, or 15.5 percent, primarily due to higher employee benefit and insurance costs.

During the first quarter of 2003, we recorded other charges of $12.6 million ($7.9 million after-tax). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation, and $0.3 million of market value losses on our collateral assignment in life insurance policies and severance charges. Page 18 provides a detail of these charges by segment.

Consolidated Operating Income

Consolidated operating income in the first quarter of 2004 increased $14.6 million, or 69.6 percent, over the first quarter of 2003. Card Services operating income increased $12.4 million, or 62.3 percent, while Check Services operating income increased

$2.8 million, or 46.8 percent. General corporate expense increased $0.6 million, or 12.6 percent over the first quarter of 2003. Combined operating margins were 13.5 percent in 2004 and 8.7 percent in 2003. The 2003 consolidated operating income includes $12.6 million of other charges.

The operating income growth experienced in the first quarter of 2004 was primarily driven by strong revenue growth in North American card issuing and global Check Services. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating income by approximately $69 thousand in the first quarter of 2004.

Consolidated Other Income, Net

Consolidated other income, net, which principally consists of interest income, totaled $220 thousand and $155 thousand during 2004 and 2003, respectively.

Consolidated Interest Expense

Interest expense in the first quarter of 2004 of $3.0 million increased $1.3 million compared to the first quarter of 2003. The growth in interest expense is driven by the issuance of our $200 million of five-year notes at 4.75 percent in September 2003. We also incurred additional interest expense in the first quarter of 2004 on our revolving credit facility related to borrowings for our acquisitions and the new lease accounting (FIN 46) on our St. Petersburg facility.

Effective Tax Rate

Our effective tax rates were 37.0 percent and 37.25 percent in 2004 and 2003, respectively. Our lower effective rate in 2004 was driven by the implementation of certain international and state tax planning strategies, which we were able to apply during the third quarter of 2003 for the entire 2003 year.

Consolidated Net Income and Earnings per Share

Consolidated net income in the first quarter of 2004 of $20.7 million increased $8.5 million, or 69.4 percent, compared to the first quarter of 2003, while diluted earnings per share in the first quarter of 2004 of $0.32 increased $0.14, or 77.8 percent. The first quarter of 2003 consolidated net income includes $12.6 million of other charges ($7.9 million after-tax, or $0.12 per diluted share).

The repurchase of 2.7 million shares of common stock subsequent to the first quarter of 2003 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding by approximately 1.1 million shares.

Segment Results

The following table summarizes our segment results for the first quarters of 2004 and 2003:

	2004	2003
	(in millions)
Revenues:
Card Services	$162.7	$157.2
Check Services	100.7	83.0

	$263.4	$240.2

Operating Income:
Card Services	$32.4	$20.0
Check Services	8.7	6.0

	41.1	26.0
General corporate expense	(5.6)	(5.0)

	$35.5	$21.0

Operating income for the first quarter of 2003 includes other charges of $12.6 million, as detailed below by segment:

	Card	Check	Corp	Total
	(in millions)
Contract termination costs	$8.8	$0.8	$—	$9.6
Brazil downsizing	2.7	—	—	2.7
Other severance charges	—	0.2	—	0.2
Market value losses on collateral assignment in life insurance policies	—	—	0.1	0.1

	$11.5	$1.0	$0.1	$12.6

Card Services

Card Services revenues of $162.7 million in the first quarter of 2004 increased $5.5 million, or 3.5 percent, above the first quarter of 2003, primarily driven by North American card issuing and merchant processing. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $3.3 million in the first quarter of 2004. Also, the Crittson acquisition added approximately $2 million of revenue in the first quarter of 2004. At March 31, 2004, we were processing 46.8 million cards.

North American card issuing revenues of $95.2 million in the first quarter of 2004 increased $9.3 million, or 10.8 percent, over the first quarter of 2003. This growth is fueled by strong growth in debit transactions, enhancement program revenue, and e-banking products and services. North American card transactions increased 9.6 percent over the prior year quarter, driven by 16.4 percent growth in debit card transactions.

International card issuing revenues of $22.6 million in the first quarter of 2004 decreased $4.9 million, or 17.8 percent, primarily driven by the loss of our largest customer in our Brazilian card operation in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $3.3 million in the first quarter of 2004. As of March 31, 2004, we were processing 23.4 million cards outside of North America, which is an increase of 276 thousand cards during the first quarter of 2004. Now that we have anniversaried the loss of the large Brazilian customer, we expect our international card business to deliver positive top-line growth over the remainder of the year.

Merchant processing revenues of $43.4 million in the first quarter of 2004 increased $3.0 million, or 7.4 percent, above the first quarter of 2003, reflecting an improving economy. Interchange pass-through revenue grew from $31.7 million in 2003 to $33.6 million in 2004, an increase of $1.9 million.

Card issuing software and support revenue of $1.5 million decreased $1.8 million below the first quarter of 2003, attributable to a large software implementation and consulting project that was substantially completed in late 2003.

Card Services operating income of $32.4 million in the first quarter of 2004 increased $12.4 million, or 62.3 percent, compared to operating income of $20.0 million in the first quarter of 2003, which includes $11.5 million of other charges. Strong top-line growth outside of South America, as well as cost efficiency gains in North America and the U.K., more than offset the comparative profit impact of the Brazilian operation. Currency rate changes reduced our U.S. dollar operating income by approximately $0.3 million in the first quarter of 2004.

Check Services

Check Services revenues of $100.7 million in the first quarter of 2004 increased $17.7 million, or 21.3 percent, over the first quarter of 2003, driven by higher retail sales, new customer signings, and continued migration of verification volume to guarantee volume. Additionally, the acquisition of Game Financial added approximately $5 million of revenue in the first quarter of 2004. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar revenues by approximately $2.2 million in the first quarter of 2004. The face amount of checks we authorized totaled $9.1 billion in the first quarter of 2004 as compared to $7.9 billion in the prior year quarter. Guarantee volumes grew from $6.3 billion in 2003 to $7.0 billion in 2004, a 12.7 percent increase over the prior year quarter.

North American check revenues of $83.2 million increased $14.2 million, or 20.5 percent, over the first quarter of 2003, driven by a strengthening economy, an improving job market, and new domestic customers. Also, the continued rollout of new check cashing locations and the acquisition of Game Financial contributed to North America revenue growth. The face amount of checks we authorized in the U.S. totaled $8.2 billion in the first quarter of 2004 as compared to $7.1 billion in the prior year quarter.

International check revenues of $17.5 million in the first quarter of 2004 increased $3.5 million, or 25.3 percent, over the first quarter of 2003, as the face amount of checks we authorized increased to $0.9 billion in the first quarter of 2004 as compared to $0.8 billion in the prior year quarter. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar revenues by approximately $2.2 million in the first quarter of 2004.

Check Services operating income of $8.8 million in the first quarter of 2004 increased $2.8 million, or 46.8 percent, compared to operating income of $6.0 million in the first quarter of 2003, which includes $1.0 million of other charges. The growth in Check Services operating income is attributable to strong top-line growth, lower net loss rates in our domestic core check business, strong performance in our international operations, and the acquisition of Game Financial in March 2004. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar operating income by approximately $0.4 million in the first quarter of 2004.

General Corporate Expense

General corporate expense of $5.6 million in the first quarter of 2004 increased $0.6 million, or 12.6 percent, compared to general corporate expense of $5.0 million in the first quarter of 2003, which includes $0.1 million of market value losses on our collateral assignment in life insurance policies. The increase in general corporate expense is attributable to expected rises in insurance and employee benefits costs in 2004 compared to 2003.

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

On March 1, 2004, we completed the purchases of Game Financial and Crittson. These acquisitions had an aggregate cash purchase price of $39.2 million, net of $24.6 million of cash acquired. We funded these acquisitions through borrowings on our revolving credit facility and as of March 31, 2004, had $50 million outstanding on this facility. A majority of the cash acquired with these acquisitions relates to Game Financial, which provides check cashing and cash advance services for the gaming industry. In certain casino locations, Game Financial maintains cash access booths, where consumers can cash personal checks, and various “point-of-sale” devices, where cash advance services are facilitated. These point-of-sale devices include PC’s, kiosks, and ATMs. In other casino locations, these transactions are conducted in the casino’s own cage operation by casino employees using Game Financial’s system.

Additionally, we repurchased approximately 664 thousand shares of our common stock during the first quarter of 2004 at a total cost of $22.5 million. Approximately $1.7 million of these repurchases did not settle until April 2004 therefore, our cash flow statement reflects $20.8 million of cash used for repurchases in the first quarter. At April 30, 2004, we had substantially used our remaining repurchase authority.

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

Operating Activities. We continue to generate significant cash flows from our operating activities. Operating cash flows totaled $42.8 million in the first quarter of 2004, which represents a decrease of $5.7 million below the first quarter of 2003. The 2004 cash flow generated from net income was $20.7 million, adjusted for depreciation and amortization of $11.1 million, deferred taxes of $5.6 million, and other amortization of $1.6 million. Cash flow generated from net working capital items was $3.9 million.

The working capital items noted above primarily include the following: a $20.3 million cash inflow from accounts receivable, compared to $17.1 million in 2003; a $10.9 million cash outflow for current liabilities, compared to a $4.4 million cash inflow in 2003 primarily related to the timing of the U.S. data processing contract termination accrual in the first quarter of 2003; and a $7.0 million cash outflow for other assets, which primarily includes required funding of employee life insurance premiums and deferred compensation plans, compared to a $0.5 million cash inflow in 2003.

We used our cash flow from operating activities primarily to reinvest in our existing businesses through expenditures for equipment and systems development, as well as to repurchase shares, make dividend payments, and partially fund our acquisitions of Game Financial and Crittson.

Investing Activities. Capital expenditures in the first quarter of 2004 totaled $7.1 million, which represents a decrease of $1.3 million compared to the prior year quarter, although we expect 2004 capital expenditures to approximate $49 million. Capital expenditures in the first quarter of 2004 were primarily for processing equipment and software in our global card issuing operations and systems development for new products and services. The acquisitions of Game Financial and Crittson totaled $39.2 million, which is net of $24.6 million of cash acquired.

Financing Activities. Net borrowings on our revolving credit facility in the first quarter of 2004, which were related to the acquisitions of Game Financial and Crittson, totaled $50 million. We repurchased approximately 664 thousand shares of common stock during the first quarter of 2004 at a total cost of $22.5 million, of which $1.7 million did not settle until April 2004. Proceeds from the exercise of stock options in the first quarter of 2004 totaled $1.6 million, compared with $0.5 million in the prior year quarter. In November 2003, the Board of Directors approved a quarterly common stock dividend of $0.05 per share payable, which totaled $3.2 million and was paid on January 15, 2004.

Seasonality, Inflation, and Economic Downturns

We are subject to certain seasonal fluctuations, such as peak activity during the holiday buying season. We do not believe that inflation has had a material effect on our operating results; however, inflation could adversely affect our financial results were it to result in a substantial weakening in economic conditions that adversely affects the level of consumer spending. Our check revenue growth in the first quarter of 2004 has been positively impacted by strengthening retail sales.

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

Our Brazilian operations had net assets of approximately $103.2 million at March 31, 2004, which includes a net equity reduction of $96.8 million as a result of cumulative foreign currency translation. Pursuant to SFAS 142 and SFAS 144, these assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at March 31, 2004; however, if we are unable to improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this could have an impact on our opinion regarding the valuation of these assets, which could lead to an impairment charge against net income.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, assumptions, estimates, and projections about our business and our industry. They are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control, that may cause actual results to differ significantly from what is expressed in those statements. The factors that could, either individually or in the aggregate, affect our performance include the following, which are described in greater detail in the section entitled “Certain Factors Affecting Forward-Looking Statements” in our 2003 Annual Report on Form 10-K: our reliance on a small number of financial industries for the majority of our revenues; our reliance on key strategic relationships; the necessity to maintain qualifications set by bank card associations in order to continue to provide transaction processing services; potential liability when merchant customers cannot or do not reimburse us for charge-backs resolved in favor of cardholders, or when checks we guarantee are dishonored by the check writer’s bank; potential loss of customers from continued consolidation in the financial services and in retail industries; changes in regulation or industry standards applicable to our businesses or those of our customers; the level of economic growth or other factors affecting demand for our products and services; ability to maintain or improve our competitive positions against current and potential competitors; database security and reliability of our information technology systems; risks associated with investments and operations in foreign countries, including exchange rate fluctuations and local political, social, and economic factors; and those other risks listed in the above-referenced section of our Form 10-K.

Item 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), was carried out by the Company’s management, with the participation of the chief executive and chief financial officers, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s chief executive and chief financial officers have concluded that such controls and procedures were effective as of the date of such evaluation. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the three months ended March 31, 2004. All such purchases were made pursuant to a repurchase plan publicly announced in August 2003 under which the Company has been authorized by the Board to purchase up to $100 million. Through March 31, 2004, the Company has purchased approximately 2,649,042 shares at an aggregate cost of approximately $82.5 million under this August 2003 authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/04-1/31/04	57,673	$33.55	2,043,142	$38,124,698
2/1/04-2/29/04	125,400	$33.54	2,168,542	$33,918,483
3/1/04-3/31/04	480,500	$34.12	2,649,042	$17,525,821

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

(b) Reports on Form 8-K:

During the first quarter of 2004, the Company filed the following reports on Form 8-K:

1. On January 28, 2004, the Registrant furnished to the Commission pursuant to Item 12 of Form 8-K its press release announcing the Company’s financial results for the fourth quarter of 2003 and full year 2003.

2. On February 20, 2004, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release announcing an agreement to acquire Crittson Financial Services LLC for approximately $22.5 million in cash.

3. On February 20, 2004, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release announcing an agreement to acquire Game Financial Corporation for approximately $43 million in cash.

4. On February 25, 2004, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its slideshow presentation for the Robert W. Baird & Co. 2004 Business Solutions Conference in New York City on February 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: May 10, 2004	CERTEGY INC.

	By:	/s/ LEE A. KENNEDY
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