Form 10-Q
period 2004-06-30
CERTEGY INC
filed 2004-08-06
CIK 1136893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at July 31, 2004
Common stock, $0.01 par value	63,386,869

CERTEGY INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2004	2003
Revenues	$284,124	$247,392

Operating expenses:
Costs of services	209,564	182,836
Selling, general and administrative expenses	31,910	27,591
Other (Note 4)	—	(437)

	241,474	209,990

Operating income	42,650	37,402
Other income, net	85	828
Interest expense	(3,153)	(1,628)

Income before income taxes	39,582	36,602
Provision for income taxes	(14,645)	(13,634)

Net income	$24,937	$22,968

Earnings per share of Common Stock
Basic	$0.40	$0.35

Diluted	$0.39	$0.35

Average shares outstanding (Note 5)
Basic	63,083	65,536

Diluted	64,272	66,077

Dividends per share of Common Stock (Note 12)	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2004	2003
Revenues	$547,533	$487,561

Operating expenses:
Costs of services	407,857	360,729
Selling, general and administrative expenses	61,480	56,271
Other (Note 4)	—	12,203

	469,337	429,203

Operating income	78,196	58,358
Other income, net	305	983
Interest expense	(6,129)	(3,309)

Income before income taxes	72,372	56,032
Provision for income taxes	(26,778)	(20,872)

Net income	$45,594	$35,160

Earnings per share of Common Stock
Basic	$0.72	$0.54

Diluted	$0.71	$0.53

Average shares outstanding (Note 5)
Basic	63,380	65,687

Diluted	64,478	66,170

Dividends per share of Common Stock (Note 12)	$0.10

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,331	$22,280
Settlement deposits	40,869	29,638
Trade accounts receivable, net of allowance for doubtful accounts of $2,760 and $1,883 in 2004 and 2003, respectively	96,929	108,158
Settlement receivables	63,003	65,172
Claims recoverable	29,382	46,478
Other receivables (Note 16)	33,727	26,907
Other current assets (Notes 6 and 16)	24,209	22,995

Total current assets	345,450	321,628
Property and equipment, net (Note 7)	61,187	58,897
Goodwill, net (Note 8)	218,900	187,627
Other intangible assets, net (Note 8)	45,069	31,799
Systems development and other deferred costs, net	116,729	118,788
Other assets, net (Note 9)	72,495	66,308

Total assets	$859,830	$785,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 16)	$59,497	$41,600
Settlement payables	103,872	94,810
Claims payable	22,377	38,270
Compensation and benefit liabilities (Note 16)	20,452	20,535
Income taxes payable	8,616	8,887
Other payables (Note 16)	18,963	10,855
Other current liabilities (Notes 10 and 16)	37,462	29,136

Total current liabilities	271,239	244,093
Long-term debt (Note 11)	259,808	222,399
Deferred income taxes	51,190	43,939
Other long-term liabilities	16,526	13,477

Total liabilities	598,763	523,908

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 300,000 shares authorized; 69,507 shares issued and 63,682 and 64,352 shares outstanding in 2004 and 2003, respectively	695	695
Paid-in capital	251,060	249,351
Retained earnings	265,709	226,495
Deferred compensation	(12,312)	(10,187)
Accumulated other comprehensive loss (Note 12)	(84,904)	(75,854)
Treasury stock, at cost; 5,825 and 5,155 shares in 2004 and 2003, respectively	(159,181)	(129,361)

Total shareholders’ equity	261,067	261,139

Total liabilities and shareholders’ equity	$859,830	$785,047

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$45,594	$35,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,426	20,062
Amortization of deferred compensation and financing costs	3,105	2,573
Other non-cash items	—	2,233
Deferred income taxes	7,301	748
Changes in assets and liabilities:
Accounts receivable, net	17,394	17,447
Current liabilities, excluding settlement and claims payables	266	12,598
Claims accounts, net	1,331	(2,865)
Other current assets	(555)	176
Other long-term liabilities	2,838	1,607
Other assets	(2,276)	(4,793)

Net cash provided by operating activities	97,424	84,946

Cash flows from investing activities:
Capital expenditures	(17,225)	(23,570)
Acquisitions, net of $25,071 of cash acquired	(38,758)	—

Net cash used in investing activities	(55,983)	(23,570)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	35,000	(29,200)
Treasury stock purchases	(40,005)	(11,796)
Dividends paid	(6,414)	—
Proceeds from exercise of stock options	7,255	1,050
Other	(213)	—

Net cash used in financing activities	(4,377)	(39,946)

Effect of foreign currency exchange rates on cash	(2,013)	4,223

Net cash provided	35,051	25,653
Cash and cash equivalents, beginning of period	22,280	14,166

Cash and cash equivalents, end of period	$57,331	$39,819

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

2. Significant Accounting Policies

Reserve for Card Merchant Processing Losses. In the Company’s direct card merchant processing business, if, due to the insolvency or bankruptcy of the merchant or other reasons, the Company is not able to collect amounts from its merchant customers that have been properly “charged back” by the cardholders, it must bear the credit risk for the full amount of the cardholder transaction. The Company requires cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk and believes that the diversification of its merchant portfolio among industries and geographic regions reduces its risk of loss. The Company recognizes a reserve for estimated merchant credit losses based on historical experience and other relevant factors. This reserve amount is subject to risk that actual losses may be greater than the Company’s estimates. At June 30, 2004 and December 31, 2003, the Company had aggregate card merchant processing loss reserves of $1.1 million and $1.1 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

Reserve for Check Guarantee Losses. In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. The Company’s merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a liability to its merchant customers for its estimated check returns (claims payable) and a receivable for amounts the Company estimates it will recover from the check writers (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable and accrued claims recoverable of $22.4 million and $29.4 million, respectively, at June 30, 2004, and $38.3 million and $46.5 million, respectively, at December 31, 2003.

The Company settles its claim obligations with merchants, on average, within 14 days from the date of receipt. Recoverability of claims from the check writers extends beyond this timeframe, but generally occurs within one year.

Stock-Based Compensation. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 148, which was issued in December 2002, requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on the reported results. As permitted by the standard, the Company has elected to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the replacement date (for stock options that existed at the date of the Company’s spin-off from Equifax Inc.) and grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the following pro forma amounts for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$24,937	$22,968	$45,594	$35,160
Pro forma compensation cost, net of tax	(1,950)	(1,845)	(3,665)	(4,036)

Pro forma net income	$22,987	$21,123	$41,929	$31,124

Earnings per share (basic):
As reported	$0.40	$0.35	$0.72	$0.54
Pro forma	$0.36	$0.32	$0.66	$0.47
Earnings per share (diluted):
As reported	$0.39	$0.35	$0.71	$0.53
Pro forma	$0.36	$0.32	$0.65	$0.47

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

During the second quarter of 2004, the Company recorded certain purchase price allocation adjustments. These adjustments resulted in additional goodwill of $174 thousand to record certain accruals for Game Financial, and a decrease in goodwill of $444 thousand to record cash received for a working capital purchase price adjustment for Crittson.

Both acquisition purchases include additional consideration that may be payable to the Company or to the sellers. These include base revenue measurements, customer-based adjustments, and working capital adjustments, which vary in timing from ninety days to one year from the acquisition date. When and if paid, these adjustments will result in changes to the purchase price allocation.

In July 2004, the Company announced plans to acquire the assets of Caribbean CariCard Services, Inc., a third-party transaction processor in the Caribbean for approximately $7.0 million in cash. The Company expects this pending acquisition to position the Company as a leading payment services provider throughout the Caribbean market. The closing of the transaction, which is subject to customary closing conditions, is expected to occur in early August 2004.

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

During the second quarter of 2003, the Company recorded a $0.4 million ($0.3 million after-tax, or $0.004 per diluted share) market value recovery of the Company’s collateral assignment in life insurance policies held for the benefit of certain employees. During the first six months of 2003, the Company recorded other charges of $12.2 million ($7.7 million after-tax, or $0.12 per diluted share). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of the Company’s Brazilian card operation, and $(0.1) of other items. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 15 for details of these charges by segment.

The following table summarizes the severance charges and contract termination costs incurred to date as described above, the changes in the accruals through June 30, 2004, and the ending balances in the accruals:

	Costs Incurred To Date	Payments	Accrual June 30, 2004
Contract termination costs	$9,804	$(9,804)	$—
Severance charges	910	(889)	21

	$10,714	$(10,693)	$21

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding—basic	63,083	65,536	63,380	65,687
Effect of dilutive securities:
Stock options	890	394	799	336
Restricted stock	299	147	299	147

Weighted average shares outstanding—diluted	64,272	66,077	64,478	66,170

6. Other Current Assets

The Company’s other current assets at June 30, 2004 and December 31, 2003 consist of the following:

	June 30, 2004	December 31, 2003
Prepaid expenses	$12,437	$11,658
Current deferred income taxes	2,120	1,933
Inventories and supplies	2,029	1,889
Other	7,623	7,515

	$24,209	$22,995

7. Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: building—40 years; leasehold improvements—not to exceed lease terms; data processing equipment—3 to 5 years; and furniture and fixtures—3 to 8 years. Maintenance and repairs are charged to expense as incurred.

Property and equipment at June 30, 2004 and December 31, 2003 consists of the following:

	June 30, 2004	December 31, 2003
Land	$1,500	$1,500
Building and improvements	38,209	37,794
Data processing equipment and furniture	121,909	114,316

	161,618	153,610
Less accumulated depreciation	(100,431)	(94,713)

	$61,187	$58,897

Equipment under capital lease, which is included in data processing equipment and furniture above, totaled $3.2 million at June 30, 2004 and $0.6 million at December 31, 2003. Accumulated depreciation related to these assets totaled approximately $307 thousand at June 30, 2004 and $44 thousand at December 31, 2003.

8. Goodwill and Other Intangible Assets

Information related to the Company’s goodwill by segment is as follows:

	June 30, 2004	December 31, 2003
Card Services	$172,914	$157,968
Check Services	45,986	29,659

	$218,900	$187,627

Information related to the Company’s acquired intangible assets subject to amortization is as follows:

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Merchant portfolios	$30,080	$8,803	$28,729	$7,262
Other	28,154	4,362	12,996	2,664

	$58,234	$13,165	$41,725	$9,926

Net book value	$45,069		$31,799

The Company’s other intangible assets primarily consist of acquired customer contracts, data files, and customer lists, which are generally amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $1.8 million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively, and $3.2 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2005—$7.2 million; 2006—$7.2 million; 2007—$7.2 million; 2008—$5.6 million; and 2009—$5.6 million.

The change in the carrying amount of goodwill and other intangible assets from December 31, 2003 to June 30, 2004 was the result of the acquisitions of Game Financial and Crittson (Note 3) and currency translation adjustments.

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

Other assets, net consist of the following:

	June 30, 2004	December 31, 2003
Prepaid pension cost	$18,236	$19,428
Cash surrender value of life insurance policies	13,513	10,816
Purchased software, net	9,693	11,425
Deferred income taxes	6,634	6,691
SERP intangible asset	3,863	4,356
Other	20,556	13,592

	$72,495	$66,308

10. Other Current Liabilities

The Company’s other current liabilities at June 30, 2004 and December 31, 2003 consist of the following:

	June 30, 2004	December 31, 2003
Deferred revenue	$7,130	$8,833
Accrued interest	2,979	3,179
Other	27,353	17,124

	$37,462	$29,136

11. Long-Term Debt

Long-term debt at June 30, 2004 and December 31, 2003 consists of the following:

	June 30, 2004	December 31, 2003
Unsecured notes, 4.75%, due 2008, net of unamortized discount	$199,481	$199,420
Borrowings under revolving credit facility	35,000	—
Notes payable, 1.76%, due 2009	22,364	22,364
Capital lease obligations	2,963	615

	$259,808	$222,399

12. Shareholders’ Equity

Comprehensive Income. The components of comprehensive income for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$24,937	$22,968	$45,594	$35,160
Change in cumulative foreign currency translation adjustment	(10,857)	24,004	(9,296)	29,168
Change in cumulative loss from cash flow hedging activities	375	(181)	246	(253)

Comprehensive income	$14,455	$46,791	$36,544	$64,075

Accumulated other comprehensive loss at June 30, 2004 and December 31, 2003 consists of the following components:

	June 30, 2004	December 31, 2003
Cumulative foreign currency translation adjustment	$(84,403)	$(75,107)
Cumulative loss from cash flow hedging activities	(501)	(747)

Accumulated other comprehensive loss	$(84,904)	$(75,854)

Treasury Stock. During the first six months of 2004, the Company repurchased approximately 1.2 million shares of its common stock at an aggregate cost of $40.0 million. Including approximately 6.1 million shares repurchased prior to 2004, the Company has repurchased a total of approximately 7.3 million shares through June 30, 2004. In May 2004, the Board of Directors of the Company approved $100 million in share repurchase authority, which replaced the prior authority. As of June 30, 2004, the Company had $99.8 million of remaining authorization for future share repurchases. During the first six months of 2004, the Company reissued approximately 0.5 million treasury shares in connection with employee stock option exercises and restricted stock awards.

Dividends. In February 2004, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on April 15, 2004 to shareholders of record as of the close of business on April 1, 2004. In May 2004, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on July 15, 2004 to shareholders of record as of the close of business on July 1, 2004.

Deferred Compensation. During the first six months of 2004, the Company granted approximately 0.1 million shares of restricted stock to key employees under the Stock Incentive Plan. The shares become fully vested in three or four years if certain performance criteria are met; otherwise, they vest at the end of five years. Compensation expense associated with these awards can fluctuate each year based on the likelihood that the performance criteria will be met. Compensation expense associated with all restricted stock awards issued to date was $1.3 million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively, and $2.5 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.

13. Employee Benefits

Net periodic benefit cost for the Company’s retirement, supplemental retirement (“SERP”), and postretirement benefit plans includes the following components for the three months and six months ended June 30, 2004 and 2003:

	Retirement Plans		Postretirement Benefit Plan		Retirement Plans		Postretirement Benefit Plan
	Three months ended June 30,				Six months ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$903	$794	$51	$46	$1,806	$1,588	$111	$92
Interest cost	790	591	30	23	1,580	1,182	62	46
Expected return on plan assets	(1,108)	(1,079)	—	—	(2,216)	(2,158)	—	—
Recognized actuarial loss	109	—	—	—	218	—	—	—
Amortization of net (gain) or loss	—	—	(32)	(20)	—	—	(64)	(40)
Amortization of prior service cost	128	7	(13)	(43)	256	14	(30)	(86)

Net periodic benefit cost	$822	$313	$36	$6	$1,644	$626	$79	$12

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement permitted a sponsor of a postretirement benefit plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act until authoritative guidance on accounting for the federal subsidy was issued or until certain other events occurred. In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 will become effective for the Company in the third quarter of 2004. The Company maintains a postretirement benefit plan which provides a prescription drug benefit. The Company expects that application of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

Effective December 31, 2003, the Company began consolidating this lease arrangement into its consolidated financial statements in accordance with certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).

The Company is also a party to a synthetic lease arrangement with respect to its facilities in Madison, Wisconsin, which expires in 2009. The aggregate value of the building and land at that site when the Company entered into this arrangement was $10.1 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire this leased property at its original cost, or to direct the sale of this facility to a third party. The Company has provided a guarantee to the lessor that the proceeds from a sale of the facility to a third party will equal or exceed a certain percentage of the original fair market value of the leased property. The Company’s maximum exposure under this guarantee is approximately $8.1 million.

This lease arrangement does not qualify as a variable interest entity under the provisions of FIN 46; therefore, it is not included in the consolidated financial statements of the Company.

Based on current market conditions, the Company does not expect to be required to make payments under either of these residual value guarantees.

The Company has entered into an interest rate swap arrangement to fix the variable interest rate on the Madison, Wisconsin lease obligation.

15. Segment Information

Segment information for the three months and six months ended June 30, 2004 and 2003 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Card Services	$173,388	$160,316	$336,111	$317,492
Check Services	110,736	87,076	211,422	170,069

	$284,124	$247,392	$547,533	$487,561

Operating income:
Card Services	$36,058	$31,867	$68,441	$51,825
Check Services	12,191	8,999	20,958	14,973

	48,249	40,866	89,399	66,798
General Corporate Expense	(5,599)	(3,464)	(11,203)	(8,440)

	$42,650	$37,402	$78,196	$58,358

The above general corporate expense for the three months ended June 30, 2003 includes a $0.4 million market value recovery of the Company’s collateral assignment in life insurance policies, which is included in other charges in the Company’s consolidated statements of income (Note 4).

The above operating income for the six months ended June 30, 2003 includes other charges (Note 4) as follows:

	Contract Termination Costs	Brazil Downsizing	Other	Total
Card Services	$8,757	$2,740	$—	$11,497
Check Services	865	—	156	1,021
General corporate expense	—	—	(315)	(315)

	$9,622	$2,740	$(159)	$12,203

Total assets by segment at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Card Services	$539,929	$511,118
Check Services	256,166	215,529

	796,095	726,647
Corporate	63,735	58,400

	$859,830	$785,047

16. Balance Sheet Reclassifications

Certain December 31, 2003 balance sheet amounts have been reclassified to conform to the current period presentation as follows:

	As previously reported	Reclassification	Current period presentation
Assets:
Other receivables	$—	$26,907	$26,907

Other current assets:
Other receivables	$26,907	$(26,907)	$—
Prepaid expenses	11,658	—	11,658
Current deferred income taxes	1,933	—	1,933
Inventories and supplies	1,889	—	1,889
Other	7,515	—	7,515

	$49,902	$(26,907)	$22,995

Liabilities:
Accounts payable and accrued expenses	$22,280	$19,320	$41,600

Compensation and benefit liabilities	$12,324	$8,211	$20,535

Other payables	$—	$10,855	$10,855

Other current liabilities:
Accrued employee payroll taxes, withholdings, and benefits	$8,211	$(8,211)	$—
Deferred revenue	8,833	—	8,833
Accrued interest	3,179	—	3,179
Other accrued expenses	19,320	(19,320)	—
Other	27,979	(10,855)	17,124

	$67,522	$(38,386)	$29,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months and the six months ended June 30, 2004 and 2003, including the notes to those statements, included elsewhere in this report. We also recommend that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

Overview

We provide credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services. Card Services provides card issuing services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Dominican Republic. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuing software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

Card Services. Card Services provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Additionally, we began processing American Express cards in January 2003. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. In the U.S., our card processing business is concentrated in the independent community bank and credit union segments of the market, while internationally, we service both large and small financial institutions. We provide our card issuer services internationally through our operations in the U.S., Brazil, Chile, the U.K., and Australia. Our merchant processing services enable retailers and other businesses to accept credit, debit, and other electronic payment cards from purchasers of their goods and services, while our e-banking services enable financial institutions to offer Internet banking and related products to consumers and businesses. Card issuing software, support, and consulting services allow customers to manage their credit card programs.

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

We believe check writing has begun to decline as a total percentage of point-of-sale payments due, in part, to the growing use of debit and credit cards. At the same time, however, demand for our services is high due to factors that include increasing sophistication of check fraud and higher concentration of bad checks written at the point-of-sale due to a trend of higher credit quality consumers paying more with credit and debit cards and writing fewer checks. These factors are contributing to a growing reliance of retailers and other businesses on outside vendors, such as us, to provide check risk management services.

Business Developments

$200 Million Note Offering. In September 2003, we completed our offering of $200 million aggregate principal amount of 4.75 percent senior unsecured notes, which mature in September 2008. The proceeds from this offering were used to pay off the outstanding indebtedness under our $300 million revolving credit facility and for general corporate purposes. In conjunction with the issuance of these notes, our first and second quarters of 2004 results include additional interest expense on the notes as compared to the prior year quarters.

Adoption of FIN 46. On December 31, 2003, we adopted certain provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) as required for the synthetic lease on our St. Petersburg, Florida facility. In conjunction with the adoption of FIN 46, our first and second quarters of 2004 results include additional interest expense on the notes underlying this synthetic lease as compared to the prior year quarters.

Other Charges in the First Half of 2003. During the second quarter of 2003, we recorded a $0.4 million ($0.3 million after tax, or $0.004 per diluted share) market value recovery of our collateral assignment in life insurance policies held for the benefit of certain employees within operating expenses. During the first six months of 2003, we recorded other charges of $12.2 million ($7.7 million after-tax, or $0.12 per diluted share) within operating expenses. These charges include $9.6 million of early termination costs associated with a data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation primarily due to the loss of a large customer, Banco Real, in March 2003, and $(0.1) million of other items. These charges were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

During the second quarter of 2004, we recorded certain purchase price allocation adjustments. These adjustments resulted in additional goodwill of $174 thousand to record certain accruals for Game Financial, and a decrease in goodwill of $444 thousand to record cash received for a working capital purchase price adjustment for Crittson.

Both acquisition purchases include additional consideration that may be payable to us or to the sellers. This includes base revenue measurements, customer-based adjustments, and working capital adjustments, which vary in timing from ninety days to one year from the acquisition date. When and if paid, these adjustments will result in changes to the purchase price allocation.

In July 2004, we announced plans to acquire the assets of Caribbean CariCard Services, Inc., a third-party transaction processor in the Caribbean, for approximately $7.0 million in cash. We expect this pending acquisition to position us as a leading payment services provider throughout the Caribbean market. The closing of the transaction, which is subject to customary closing conditions, is expected to occur in early August 2004.

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

Summary of the 2004 Second Quarter Consolidated Financial Results

Highlights of the 2004 second quarter consolidated financial results as compared to the 2003 second quarter, including other charges, are as follows:

•	Revenues grew 14.8 percent to $284.1 million.
•	Operating income increased 14.0 percent to $42.7 million.
•	Interest expense of $3.2 million increased by $1.5 million.
•	Net income increased 8.6 percent to $24.9 million.
•	Diluted earnings per share increased 11.4% to $0.39 per share.

In the second quarter of 2004, we repurchased approximately 494 thousand shares of our common stock at a cost of $17.5 million, while capital expenditures totaled $10.1 million.

Throughout this management’s discussion and analysis, we refer to certain financial amounts both on a before- and after-tax basis. Management believes it is helpful to include the after-tax effect of certain financial charges to allow investors and management to evaluate their impact on net income and diluted earnings per share.

Consolidated Results of Operations

The following table summarizes our consolidated results for the three months and the six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)
	(In millions, except per share amounts)		(In millions, except per share amounts)
Revenues	$284.1	$247.4	$547.5	$487.6
Operating expenses	$241.5	$210.0	$469.3	$429.2
Operating income	$42.7	$37.4	$78.2	$58.4
Other income, net	$0.1	$0.8	$0.3	$1.0
Interest expense	$(3.2)	$(1.6)	$(6.1)	$(3.3)
Net income	$24.9	$23.0	$45.6	$35.2
Basic earnings per share	$0.40	$0.35	$0.72	$0.54
Diluted earnings per share	$0.39	$0.35	$0.71	$0.53

(1)	The consolidated results for the three months and the six months ended June 30, 2003 include a $0.4 million ($0.3 million after-tax, or $0.004 per diluted share) market value recovery on life insurance policies and other charges of $12.2 million ($7.7 million after-tax, or $0.12 per diluted share), respectively, as previously described.

Consolidated Revenues

Second Quarter 2004 compared with Second Quarter 2003

Consolidated revenue in the second quarter of 2004 of $284.1 million increased $36.7 million, or 14.8 percent, over the second quarter of 2003. Card Services revenues grew $13.1 million, or 8.2 percent, while Check Services experienced revenue growth of $23.7 million, or 27.2 percent.

Revenue growth of 27.2 percent in global Check Services, 11.5 percent in merchant processing and 9.9 percent in North America card issuing offset a slight decline in International card issuing and a reduction in software revenue. Global Check Services’ growth was driven by increased retail check volumes, new customer signings, and growth from the acquisition of Game Financial in the first quarter of 2004. The increase in merchant processing revenue was a result of higher retail sales and the acquisition of Crittson, which closed in the first quarter of 2004. Revenue growth in North America card issuing was driven by higher transaction volume, new sales of e-banking services and card loyalty programs, and revenue from the acquisition of Crittson. The strengthening of certain foreign currencies against the U.S. dollar increased total revenues by $3.2 million in the second quarter of 2004.

First Six Months 2004 compared with First Six Months 2003

Consolidated revenue in the first six months of 2004 of $547.5 million increased $60.0 million, or 12.3 percent, over the first six months of 2003. Card Services revenues grew $18.6 million, or 5.9 percent, while Check Services experienced revenue growth of $41.4 million, or 24.3 percent.

Overall, revenue growth of 10.4 percent in North America card issuing, 9.5 percent in merchant processing and 24.3 percent growth in global Check Services more than offset declines in international card issuing and software revenue. The first quarter of 2004 was the final quarter of difficult comparisons caused by the loss of a large customer in our Brazilian card operations in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $8.7 million in the first six months of 2004. With the recent acquisitions and the annualization of the loss of the large Brazilian customer complete, we expect overall growth rates to improve over the remainder of the year.

Consolidated Operating Expenses

Second Quarter 2004 compared with Second Quarter 2003

Consolidated operating expenses in the second quarter of 2004 of $241.5 million increased $31.5 million, or 15.0 percent, over the second quarter of 2003. Operating expenses for Card Services increased $8.9 million, or 6.9 percent, while Check Services increased $20.5 million, or 26.2 percent. Corporate expenses of $5.6 million increased $2.1 million above the second quarter of 2003. The 2003 consolidated operating expenses include a $0.4 million market value recovery of our collateral assignment in life insurance.

Costs of services in the second quarter of 2004 of $209.6 million increased $26.7 million, or 14.6 percent, over the second quarter of 2003. Card Services experienced an $8.7 million, or 7.4 percent, increase in costs of services primarily driven by a $3.2 million increase in card merchant processing interchange fees (costs of services included $37.7 million and $34.5 million of interchange fees in 2004 and 2003, respectively), a $2.1 million increase in reimbursable expenses in our North American card issuing business, and the Crittson acquisition. Costs of services in Check Services increased $18.0 million, or 27.5 percent, driven by volume growth in our global core check businesses, as well as the acquisition of Game Financial.

Selling, general, and administrative (“SG&A”) expenses in the second quarter of 2004 of $31.9 million increased $4.3 million, or 15.7 percent, over the second quarter of 2003. Card Services experienced a $0.2 million, or 1.8 percent, increase in SG&A costs as the downsizing of our Brazilian card operations in 2003 largely offset higher costs in our North America issuing and merchant operations resulting from core revenue growth and the Crittson acquisition. SG&A costs in Check Services increased $2.4 million, or 19.4 percent, primarily driven by revenue growth and the Game Financial acquisition. Corporate SG&A expense increased $1.7 million, primarily resulting from higher employee-related expenses, including benefits and relocation costs. Corporate SG&A expense in the second quarter of 2003 included a $0.4 million market value recovery of our collateral assignment in life insurance.

First Six Months 2004 compared with First Six Months 2003

Consolidated operating expenses in the first six months of 2004 of $469.3 million increased $40.1 million, or 9.4 percent, over the first six months of 2003. Operating expenses for Card Services increased $2.0 million, or 0.8 percent, while Check Services increased $35.4 million, or 22.8 percent. Corporate expenses of $11.2 million increased $2.8 million above the first six months of 2003. The 2003 consolidated operating expenses include $12.2 million of other charges.

Costs of services in the first six months of 2004 of $407.9 million increased $47.1 million, or 13.1 percent, over the first six months of 2003. Card Services experienced a $13.7 million, or 5.9 percent, increase in costs of services primarily driven by a $5.2 million increase in card merchant processing interchange fees (costs of services included $71.4 million and $66.2 million of interchange fees in 2004 and 2003, respectively), a $4.8 million increase in reimbursable expenses in our North American card issuing business, and the Crittson acquisition. Costs of services in Check Services increased $33.5 million, or 25.9 percent, driven by volume growth in our global core check businesses, as well as the acquisition of Game Financial.

Selling, general, and administrative expenses in the first six months of 2004 of $61.5 million increased $5.2 million, or 9.3 percent, over the first six months of 2003. Card Services experienced a $0.2 million, or 0.7 percent, decrease in SG&A costs driven by the downsizing of our Brazilian card operations in March 2003 and lower software support and consulting fees. SG&A costs in Check Services increased $2.9 million, or 11.8 percent, as a result of solid revenue growth in our global check core operations and the Game Financial acquisition. Corporate SG&A expense increased $2.4 million, or 28.0 percent, primarily due to higher employee benefit and relocation costs.

During the first six months of 2003, we recorded other charges of $12.2 million ($7.7 million after-tax). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operations, $0.2 million of severance charges, and a $0.3 million market value recovery on our collateral assignment in life insurance policies. Page 22 provides a detail of these charges by segment.

Consolidated Operating Income

Second Quarter 2004 compared with Second Quarter 2003

Consolidated operating income in the second quarter of 2004 increased $5.2 million, or 14.0 percent, over the second quarter of 2003. Card Services operating income increased $4.2 million, or 13.2 percent, while Check Services operating income increased $3.2 million, or 35.5 percent. General corporate expense increased $2.1 million, or 61.6 percent over the second quarter of 2003. Our consolidated operating margin of 15.0 percent in 2004 approximated the 2003 margin of 15.1 percent. The 2003 consolidated operating income includes a $0.4 million market value recovery on our collateral assignment in life insurance policies.

The operating income growth experienced in the second quarter of 2004 was primarily driven by revenue growth in North American card issuing, merchant processing, and global Check Services. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating income by approximately $0.5 million in the second quarter of 2004.

First Six Months 2004 compared with First Six Months 2003

Consolidated operating income in the first six months of 2004 increased $19.8 million, or 34.0 percent, over the first six months of 2003. Card Services operating income increased $16.6 million, or 32.1 percent, while Check Services operating income increased $6.0 million, or 40.0 percent. General corporate expense increased $2.8 million, over the first six months of 2003. Our consolidated operating margin grew from 12.0 percent in 2003 to 14.3 percent in 2004. The 2003 consolidated operating income includes $12.2 million of other charges.

The operating income growth experienced in the first six months of 2004 was primarily driven by core revenue growth in North American card issuing, merchant processing, and global Check Services and the acquisitions of Crittson and Game Financial in March of 2004. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating income by approximately $0.6 million in the first six months of 2004.

Consolidated Other Income, Net

Consolidated other income, net, which principally consists of interest income, totaled $85 thousand and $828 thousand during the first six months of 2004 and 2003, respectively, and $0.3 million and $1.0 million during the first six months 2004 and 2003, respectively.

Consolidated Interest Expense

Interest expense during the second quarter and the first six months of 2004 totaled $3.2 million and $6.1 million, respectively, which represents a $1.5 million and a $2.8 million increase over the prior year periods, respectively. The increase in interest expense is primarily driven by the issuance of our $200 million of five-year notes at 4.75 percent in September 2003, which resulted in a higher rate of interest. During the first six months of 2004, we also incurred interest expense on our revolving credit facility related to borrowings for our acquisitions in the first quarter of 2004. In addition, the new lease accounting (FIN 46) on our St. Petersburg facility resulted in higher interest expense in 2004.

Effective Tax Rate

Our effective tax rates were 37.0 percent and 37.25 percent in 2004 and 2003, respectively. Our lower effective rate in 2004 was driven by the implementation of certain international and state tax planning strategies, as well as the mix of foreign versus domestic income.

Consolidated Net Income and Earnings per Share

Second Quarter 2004 compared with Second Quarter 2003

Consolidated net income in the second quarter of 2004 of $24.9 million increased $2.0 million, or 8.6 percent, compared to the second quarter of 2003, while diluted earnings per share in the second quarter of 2004 of $0.39 rose $0.04, or 11.4 percent. The second quarter of 2003 consolidated net income includes a $0.4 million ($0.3 million after-tax) market value recovery on our collateral assignment in life insurance policies.

The repurchase of 3.2 million shares of common stock subsequent to the second quarter of 2003 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding for the second quarter of 2004 by approximately 3.1 million shares.

First Six Months 2004 compared with First Six Months 2003

Consolidated net income in the first six months of 2004 of $45.6 million increased $10.4 million, or 29.7 percent, compared to the first six months of 2003, while diluted earnings per share in the first six months of 2004 of $0.71 increased $0.18, or 34.0 percent. The first six months of 2003 consolidated net income includes $12.2 million of other charges ($7.7 million after-tax, or $0.12 per diluted share).

The repurchase of 3.2 million shares of common stock subsequent to the first six months of 2003 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding for the first six months of 2004 by approximately 2.7 million shares.

Segment Results

The following table summarizes our segment results for the three months and the six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Revenues:
Card Services	173.4	160.3	336.1	317.5
Check Services	110.7	87.1	211.4	170.1

	$284.1	$247.4	$547.5	$487.6

Operating Income:
Card Services	$36.1	$31.9	$68.4	$51.8
Check Services	12.2	9.0	21.0	15.0

	48.3	40.9	89.4	66.8
General corporate expense	(5.6)	(3.5)	(11.2)	(8.4)

	$42.7	$37.4	$78.2	$58.4

The operating income results for the three months and the six months ended June 30, 2003 include other charges, by segment, as follows:

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003
	Card	Check	Corp	Total	Card	Check	Corp	Total
	(In millions)
Contract termination costs	$—	$—	$—	$—	$8.8	$0.8	$—	$9.6
Brazil downsizing	—	—	—	—	2.7	—	—	2.7
Other severance charges	—	—	—	—	—	0.2	—	0.2
Market value recovery of collateral assignment in life insurance policies	—	—	(0.4)	(0.4)	—	—	(0.3)	(0.3)

	$—	$—	$(0.4)	$(0.4)	$11.5	$1.0	$(0.3)	$12.2

Card Services

Second Quarter 2004 compared with Second Quarter 2003

Card Services revenues of $173.4 million in the second quarter of 2004 increased $13.1 million, or 8.2 percent, above the second quarter of 2003, primarily driven by North America card issuing and merchant processing. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.4 million in the second quarter of 2004. At June 30, 2004, our worldwide cards processed amounted to 48.1 million, which is an increase of 1.3 million cards during the quarter.

North American card issuing revenues of $101.8 million grew 9.9 percent, or $9.2 million, compared with revenues of $92.6 million in the second quarter of 2003. This increase was fueled by growth in debit transactions, enhancement program revenue, and e-banking products and services, as well as the Crittson acquisition. North American card transactions rose 5.6 percent over the prior year quarter, driven by growth in debit card transactions of 9.1 percent.

International card issuing revenues of $21.6 million declined $0.1 million, or 0.4 percent, from the second quarter 2003 revenues of $21.7 million, caused primarily by the purging of inactive cards by certain customers and prior year pricing adjustments in the Brazilian marketplace. This decline was largely offset by the strengthening of certain foreign currencies against the U.S. dollar, which increased our U.S. dollar revenues by approximately $1.4 million in the second quarter of 2004. As of June 30, 2004, we were processing 24.2 million cards outside of North America, which is an increase of 0.9 million cards during the second quarter of 2004.

Merchant processing revenues of $48.7 million in the second quarter of 2004 increased $5.0 million, or 11.5 percent, above the second quarter of 2003 revenues of $43.7 million, driven by higher retail sales and revenue from the Crittson acquisition. Interchange pass-through revenue grew from $34.5 million in the second quarter of 2003 to $37.7 million in the second quarter of 2004, an increase of $3.2 million.

Card issuing software and support revenue of $1.3 million decreased $1.0 million compared with $2.3 million in the second quarter of 2003, which is attributable to a large software implementation and consulting project that was substantially completed in late 2003.

Card Services operating income of $36.1 million in the second quarter of 2004 increased $4.2 million, or 13.2 percent, above the second quarter of 2003. Top-line growth outside of South America, as well as cost efficiency gains in North America and the U.K. and lower SG&A costs in the Brazilian operations contributed to the growth in operating income. Currency rate fluctuations contributed $158 thousand to our U.S. dollar operating income in the second quarter of 2004.

First Six Months 2004 compared with First Six Months 2003

Card Services revenues of $336.1 million in the first six months of 2004 increased $18.6 million, or 5.9 percent, above the first six months of 2003, due to growth in North America card issuing and merchant processing. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $4.7 million in the first six months of 2004.

North American card issuing revenues of $197.0 million in the first six months of 2004 increased $18.5 million, or 10.4 percent, over the prior year period revenues of $178.5 million. This increase was fueled by growth in debit transactions, enhancement program revenue, e-banking products and services, and the Crittson acquisition.

International card issuing revenues of $44.2 million in the first six months of 2004 decreased $5.0 million, or 10.1 percent, from the prior year period revenues of $49.2 million, primarily driven by the loss of our largest customer in our Brazilian card operations in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $4.7 million in the first six months of 2004. Now that we have anniversaried the loss of the large Brazilian customer, we expect our international card business to deliver positive top-line growth over the remainder of the year.

Merchant processing revenues of $92.1 million in the first six months of 2004 increased $8.0 million, or 9.5 percent, from $84.1 million in the first six months of 2003, primarily driven by an improving economy as well as the Crittson acquisition. Interchange pass-through revenue grew from $66.2 million in 2003 to $71.4 million in 2004, an increase of $5.2 million.

Card issuing software and support revenue of $2.8 million decreased $2.9 million compared with the first six months of 2003 revenue of $5.7 million, attributable to a large software implementation and consulting project that was substantially completed in late 2003.

Card Services operating income of $68.4 million in the first six months of 2004 increased $16.6 million, or 32.1 percent, compared to operating income of $51.8 million in the first six months of 2003, which includes $11.5 million of other charges. Top-line growth outside of South America, as well as cost efficiency gains in North America and the U.K., more than offset the comparative profit impact of the Brazilian operations. Currency rate changes reduced our U.S. dollar operating income by approximately $0.2 million in the first six months of 2004.

Check Services

Second Quarter 2004 compared with Second Quarter 2003

Check Services revenues of $110.7 million in the second quarter of 2004 increased $23.7 million, or 27.2 percent, over the second quarter of 2003, driven by increased retail check volumes, new customer signings, continued migration of verification volume to guarantee volume, and the acquisition of Game Financial in March of 2004. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.8 million in the second quarter of 2004. The face amount of checks we authorized totaled $9.5 billion in the second quarter of 2004 as compared to $8.3 billion in the prior year quarter. Guarantee volumes grew from $6.6 billion in 2003 to $7.2 billion in 2004, a 9.7 percent increase over the prior year quarter.

North American check revenues of $93.6 million increased $21.4 million, or 29.7 percent, over the second quarter of 2003 revenues of $72.2 million, driven by higher retail sales resulting from the strengthening economy, new domestic customers, and the acquisition of Game Financial. The face amount of checks we authorized in the U.S. totaled $8.6 billion in the second quarter of 2004 as compared to $7.5 billion in the prior year quarter.

International check revenues increased $2.2 million, or 14.9 percent, from $14.9 million in the second quarter of 2003 to $17.1 million in the second quarter of 2004. The face amount of checks we authorized increased to $0.9 billion in the second quarter of 2004 as compared to $0.8 billion in the prior year quarter. The strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.8 million in the second quarter of 2004.

Check Services operating income of $12.2 million in the second quarter of 2004 increased $3.2 million, or 35.5 percent, compared to operating income of $9.0 million in the second quarter of 2003. The growth in Check Services operating income is attributable to top-line growth, improved net loss experience in our domestic core check business, and the acquisition of Game Financial. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar operating income by approximately $0.4 million in the second quarter of 2004.

First Six Months 2004 compared with First Six Months 2003

Check Services revenues of $211.4 million in the first six months of 2004 increased $41.4 million, or 24.3 percent, over the first six months of 2003, driven by increased retail check volumes, new customer signings, continued migration of verification volume to guarantee volume, and the acquisition of Game Financial. In addition, the strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $4.0 million in the first six months of 2004.

North American check revenues of $176.8 million increased $35.6 million, or 25.2 percent, compared with revenues of $141.2 million in the first six months of 2003, driven by a strengthening economy, an improving job market, and new domestic customers. Also, the continued rollout of new check cashing locations and the acquisition of Game Financial contributed to North America revenue growth.

International check revenues of $34.6 million in the first six months of 2004 increased $5.8 million, or 19.9 percent, over the first six months of 2003 revenues of $28.9 million due primarily to higher volumes. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar revenues by approximately $4.0 million in the first six months of 2004.

Check Services operating income of $21.0 million in the first six months of 2004 increased $6.0 million, or 40.0 percent, compared to operating income of $15.0 million in the first six months of 2003, which includes $1.0 million of other charges. The growth in Check Services operating income is attributable to top-line growth, improved net loss experience in our domestic core check business, and the acquisition of Game Financial in March 2004. The strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar operating income by approximately $0.8 million in the first six months of 2004.

General Corporate Expense

Second Quarter 2004 compared with Second Quarter 2003

General corporate expense of $5.6 million in the second quarter of 2004 increased $2.1 million, compared to $3.5 million in the second quarter of 2003, which benefited from a $0.4 million market value recovery on our collateral assignment in life insurance policies. The increase in general corporate expense is primarily attributable to an expected rise in employee benefits costs, as well as certain relocation costs.

First Six Months 2004 compared with First Six Months 2003

General corporate expense of $11.2 million in the first six months of 2004 increased $2.8 million, or 32.7 percent, compared to general corporate expense of $8.4 million in the first six months of 2003, which includes a $0.3 million market value recovery on our collateral assignment in life insurance policies. The increase in general corporate expense is due in large part to higher employee-related costs including benefits and relocation.

Liquidity and Capital Resources

We have historically generated and continue to generate significant cash flows from our operating activities that we use to further invest in our business through expenditures for capital and strategic acquisitions. Additionally, since our spin-off from Equifax in 2001, we have engaged in periodic repurchases of our common shares, when it has been deemed appropriate, and began to pay cash dividends to our shareholders in 2003. Proceeds from stock option exercises have varied each year, primarily driven by changes in our stock price.

In conjunction with the spin-off from Equifax, we made a cash payment to Equifax in the amount of $275 million in July 2001 to reflect Certegy’s share of Equifax’s pre-distribution debt used to establish our initial capitalization. This payment was funded through $400 million of unsecured revolving credit facilities. Since that time, we have used available cash flow to reduce our outstanding balance on these facilities and on September 10, 2003, we used the proceeds from our offering of 4.75 percent fixed rate five-year notes with a face value of $200 million to pay down the remaining revolver balance.

On March 1, 2004, we completed the purchases of Game Financial and Crittson. These acquisitions had an aggregate cash purchase price of $38.8 million, net of $25.1 million of cash acquired (including a purchase price adjustment of $0.4 million related to the Crittson acquisition, which was settled in the second quarter of 2004). We funded these acquisitions through borrowings on our revolving credit facility and as of June 30, 2004, had $35 million outstanding on this facility. A majority of the cash acquired with these acquisitions relates to Game Financial, which provides check cashing and cash advance services for the gaming industry. In certain casino locations, Game Financial maintains cash access booths, where consumers can cash personal checks, and various “point-of-sale” devices, where cash advance services are facilitated. These point-of-sale devices include PC’s, kiosks, and ATMs. In other casino locations, these transactions are conducted in the casino’s own cage operation by casino employees using Game Financial’s system.

Additionally, we repurchased approximately 1.2 million shares of our common stock during the first six months of 2004 at a total cost of $40.0 million. In May 2004, our Board of Directors approved $100 million in share repurchase authority, which replaced our prior authority. At July 31, 2004, we had $87.9 million of remaining repurchase authority.

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

Operating Activities. We continue to generate significant cash flows from our operating activities. Operating cash flows totaled $97.4 million in the first six months of 2004, which represents an increase of $12.5 million compared to the first six months of 2003. The 2004 cash flow generated from net income was $45.6 million, adjusted for depreciation and amortization of $22.4 million, deferred taxes of $7.3 million, and other amortization of $3.1 million. Cash flow generated from net working capital items was $19.0 million.

The working capital items noted above primarily include the following: a $17.4 million cash inflow from accounts receivable, compared to $17.4 million in 2003, and a $0.3 million cash inflow for current liabilities, compared to a $12.6 million cash inflow in 2003, primarily related to the timing of the U.S. data processing contract termination accrual in the first six months of 2003.

We used our cash flow from operating activities primarily to reinvest in our existing businesses through expenditures for equipment and systems development, as well as to repurchase shares, make dividend payments, and partially fund our acquisitions of Game Financial and Crittson.

Investing Activities. Capital expenditures in the first six months of 2004 totaled $17.2 million, which represents a decrease of $6.3 million compared to the prior year, although we expect 2004 capital expenditures to approximate $49 million. Capital expenditures in the first six months of 2004 were primarily for processing equipment and software in our global card issuing operations and systems development for new products and services. The acquisitions of Game Financial and Crittson totaled $38.8 million, which is net of $24.6 million of cash acquired and $0.4 million of cash received during the second quarter of 2004 for working capital adjustments associated with the Crittson acquisition.

Financing Activities. Net borrowings on our revolving credit facility in the first six months of 2004, which were primarily related to the acquisitions of Game Financial and Crittson, totaled $35 million. We repurchased approximately 1.2 million shares of common stock during the first six months of 2004 at a total cost of $40.0 million. Proceeds from the exercise of stock options in the first six months of 2004 totaled $7.3 million, compared with $1.1 million in the prior year. In November 2003, the Board of Directors approved a quarterly common stock dividend of $0.05 per share, which totaled $3.2 million and was paid on January 15, 2004. In February 2004, the Board of Directors approved a quarterly dividend of $0.05 per share, which totaled $3.2 million and was paid on April 15, 2004.

Seasonality, Inflation, and Economic Downturns

We are subject to certain seasonal fluctuations, such as peak activity during the holiday buying season. We do not believe that inflation has had a material effect on our operating results; however, inflation could adversely affect our financial results were it to result in a substantial weakening in economic conditions that adversely affects the level of consumer spending. Our check revenue growth in the first half of 2004 has been positively impacted by strengthening retail sales.

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

Our Brazilian operations had net assets of approximately $97.0 million at June 30, 2004, which includes a net equity reduction of $103.4 million as a result of cumulative foreign currency translation. Pursuant to SFAS 142 and SFAS 144, these assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at June 30, 2004; however, if we are unable to improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this could have an impact on our opinion regarding the valuation of these assets, which could lead to an impairment charge against net income.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, assumptions, estimates, and projections about our business and our industry. They are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control, that may cause actual results to differ significantly from what is expressed in those statements. Without limitation, statements in this Form 10-Q regarding the anticipated future benefits of our acquisitions, growth opportunities in the card processing industry, and our strategy for penetrating additional international markets are forward-looking statements. The factors that could, either individually or in the aggregate, affect our performance include the following, some of which are described in greater detail in the section entitled “Certain Factors Affecting Forward-Looking Statements” in our 2003 Annual Report on Form 10-K: our reliance on a small number of financial industries for the majority of our revenues; our reliance on key strategic relationships; the necessity to maintain qualifications set by bank card associations in order to continue to provide transaction processing services; potential liability when merchant customers cannot or do not reimburse us for charge-backs resolved in favor of cardholders, or when checks we guarantee are dishonored by the check writer’s bank; potential loss of customers from continued consolidation in the financial services and in retail industries; changes in regulation or industry standards applicable to our businesses or those of our customers; the level of economic growth or other factors affecting demand for our products and services; ability to maintain or improve our competitive positions against current and potential competitors; database security and reliability of our information technology systems; risks associated with investments and operations in foreign countries, including exchange rate fluctuations and local political, social, and economic factors; the need to integrate acquired businesses; and those other risks listed in the above-referenced section of our Form 10-K.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the three months ended June 30, 2004. All such purchases through May 13, 2004 were made pursuant to a repurchase plan publicly announced in August 2003 under which the Company was authorized by the Board to purchase up to $100 million. On May 13, 2004, the Board approved $100 million in new share repurchase authority, at which time the previous authority expired. Purchases made subsequent to May 13, 2004 were made pursuant to this new authority. All repurchases were made in open-market transactions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/04-4/30/04	489,500	$35.33	489,500	$232,268
5/1/04-5/31/04	—	$—	—	$100,000,000
6/1/04-6/30/04	4,700	$37.83	4,700	$99,822,208

Item 4. Submission of Matters to a Vote of Security Holders

(a) On Thursday, May 13, 2004, the Company held its annual meeting of shareholders. As of March 15, 2004, the record date of the meeting, there were 64,052,899 shares issued, outstanding and entitled to vote at the annual meeting of shareholders. Represented at the meeting in person or by proxy were 57,019,177 shares of common stock, representing 89.02% of the shares of common stock outstanding as of March 15, 2004.

(b) Below is a brief description of each matter voted on at the annual meeting, each more fully described in the Company’s definitive Proxy Statement, dated March 30, 2004:

(i) Election of three Class III directors to serve until the 2007 annual meeting of shareholders: David K. Hunt (54,217,669) votes “for” and 2,801,508 votes “withheld”); Phillip B. Lassiter (55,806,724 votes “for” and 1,212,453 votes “withheld”); and Kathy Brittain White (55,647,996 votes “for” and 1,371,181 votes “withheld”).

The names of the other Directors whose terms of office as Directors continued after this meeting are as follows: Charles T. Doyle, Keith W. Hughes, Richard N. Child and Lee A. Kennedy.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following is a list of Exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

Exhibit No		Description

10.21	(a)	Amendment No. 1 to Certegy Inc. Stock Incentive Plan. (1)

10.44		Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement dated June 18, 2004. (1)

10.45		Certegy Inc. Restricted Stock Units Deferral Election Agreement for 2004. (1)

12.1		Statements re Computation of Ratios.

31.1		Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.

(b) Reports on Form 8-K:

During the second quarter of 2004, the Company filed the following reports on Form 8-K:

1. On April 2, 2004, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release dated April 2, 2004, announcing a multi-year agreement for point-of-sale check warranty services with 7-Eleven and that it will no longer provide risk-decisioning services to 7-Eleven’s Vcom® self-serve financial kiosks.

2. On April 21, 2004, the Registrant furnished to the Commission pursuant to Item 12 of Form 8-K its press release dated April 21, 2004, announcing the Company’s financial results for the first quarter of 2004.

3. On May 14, 2004, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release dated May 13, 2004, announcing the Board of Directors’ approval of $100 million in share repurchase authority and the declaration of a quarterly dividend of $0.05 per common share, payable July 15, 2004, to shareholders of record as of July 1, 2004.

4. On May 14, 2004, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K its press release dated May 13, 2004, announcing the appointment of Larry J. Towe as President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: August 6, 2004	CERTEGY INC.

	By:	/s/ LEE A. KENNEDY
Lee A. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL T. VOLLKOMMER
Michael T. Vollkommer Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAMELA A. TEFFT
Pamela A. Tefft Corporate Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are being filed with this report:

Exhibit No		Description

10.21	(a)	Amendment No. 1 to Certegy Inc. Stock Incentive Plan. (1)

10.44		Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement dated June 18, 2004. (1)

10.45		Certegy Inc. Restricted Stock Units Deferral Election Agreement for 2004. (1)

12.1		Statements re Computation of Ratios.

31.1		Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.