Form 10-Q
period 2004-09-30
CERTEGY INC
filed 2004-11-09
CIK 1136893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at October 31, 2004
Common stock, $0.01 par value	62,510,311

CERTEGY INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003
Revenues	$262,660	$231,952

Operating expenses:
Costs of services	186,142	162,244
Selling, general and administrative expenses	29,465	27,922

	215,607	190,166

Operating income	47,053	41,786
Other income, net	294	474
Interest expense	(3,259)	(2,045)

Income from continuing operations before income taxes	44,088	40,215
Provision for income taxes	(16,313)	(14,980)

Income from continuing operations	27,775	25,235
Income from discontinued operations, net of taxes of $0.8 million and $0.6 million, respectively (Note 4)	1,325	1,090

Net income	$29,100	$26,325

Basic earnings per share of Common Stock
Income from continuing operations	$0.44	$0.39
Income from discontinued operations	0.02	0.02

Net income	$0.46	$0.40

Diluted earnings per share of Common Stock
Income from continuing operations	$0.44	$0.38
Income from discontinued operations	0.02	0.02

Net income	$0.46	$0.40

Average shares outstanding (Note 6)
Basic	62,588	65,019

Diluted	63,849	65,820

Dividends per share of Common Stock (Note 13)	$0.05	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2004	2003
Revenues	$757,664	$672,948

Operating expenses:
Costs of services	546,937	479,760
Selling, general and administrative expenses	89,935	83,322
Other (Notes 5 and 16)	—	12,203

	636,872	575,285

Operating income	120,792	97,663
Other income, net	599	1,457
Interest expense	(9,388)	(5,354)

Income from continuing operations before income taxes	112,003	93,766
Provision for income taxes	(41,441)	(34,928)

Income from continuing operations	70,562	58,838
Income from discontinued operations, net of taxes of $2.4 million and $1.6 million, respectively (Note 4)	4,133	2,647

Net income	$74,695	$61,485

Basic earnings per share of Common Stock
Income from continuing operations	$1.12	$0.90
Income from discontinued operations	0.07	0.04

Net income	$1.18	$0.94

Diluted earnings per share of Common Stock
Income from continuing operations	$1.10	$0.89
Income from discontinued operations	0.06	0.04

Net income	$1.16	$0.93

Average shares outstanding (Note 6)
Basic	63,114	65,462

Diluted	64,283	66,117

Dividends per share of Common Stock (Note 13)	$0.15	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,458	$22,280
Settlement deposits (Notes 4 and 17)	40,873	26,128
Trade accounts receivable, net of allowance for doubtful accounts of $2,160 and $1,883 in 2004 and 2003, respectively (Notes 4 and 17)	99,895	103,285
Settlement receivables (Notes 4 and 17)	48,349	59,196
Claims recoverable	28,747	46,478
Other receivables (Note 17)	36,235	26,907
Other current assets (Notes 4, 7 and 17)	20,682	22,995
Assets held for sale (Notes 4 and 17)	40,705	35,826

Total current assets	358,944	343,095
Property and equipment, net (Note 8)	61,089	58,897
Goodwill, net (Notes 4 and 9)	224,635	187,627
Other intangible assets, net (Notes 4, 9 and 17)	26,685	10,332
Systems development and other deferred costs, net	120,337	118,788
Other assets, net (Note 10)	71,930	66,308

Total assets	$863,620	$785,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Notes 4 and 17)	$55,662	$40,237
Settlement payables (Notes 4 and 17)	89,222	85,324
Claims payable	21,057	38,270
Compensation and benefit liabilities (Note 17)	20,775	20,535
Income taxes payable	13,767	8,887
Other payables (Note 17)	16,374	10,855
Other current liabilities (Notes 4, 11 and 17)	32,148	29,496
Liabilities related to assets held for sale (Notes 4 and 17)	16,927	11,536

Total current liabilities	265,932	245,140
Long-term debt (Note 12)	287,165	222,399
Deferred income taxes (Notes 4 and 17)	44,057	42,892
Other long-term liabilities	16,755	13,477

Total liabilities	613,909	523,908

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 300,000 shares authorized; 69,507 shares issued and 62,503 and 64,352 shares outstanding in 2004 and 2003, respectively	695	695
Paid-in capital	250,899	249,351
Retained earnings	291,683	226,495
Deferred compensation	(10,848)	(10,187)
Accumulated other comprehensive loss (Note 13)	(76,972)	(75,854)
Treasury stock, at cost; 7,004 and 5,155 shares in 2004 and 2003, respectively	(205,746)	(129,361)

Total shareholders’ equity	249,711	261,139

Total liabilities and shareholders’ equity	$863,620	$785,047

The accompanying notes are an integral part of these Consolidated Financial Statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$74,695	$61,485
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations (Note 4)	(4,133)	(2,647)
Depreciation and amortization	34,643	31,118
Amortization of deferred compensation and financing costs	4,718	4,057
Other non-cash items	3,403	1,893
Deferred income taxes (Note 4)	607	(543)
Changes in assets and liabilities:
Accounts receivable, net (Note 4)	6,946	17,370
Current liabilities, excluding settlement and claims payables (Note 4)	(5,186)	11,085
Claims accounts, net	646	(3,429)
Other current assets (Note 4)	1,967	(460)
Other long-term liabilities	3,060	1,956
Other assets (Note 4)	(4,392)	(6,910)

Net cash provided by operating activities	116,974	114,975

Cash flows from investing activities:
Capital expenditures (Note 4)	(28,482)	(34,292)
Acquisitions, net of $24,638 of cash acquired (Note 4)	(41,021)	—

Net cash used in investing activities	(69,503)	(34,292)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	61,540	(214,200)
Proceeds from note issuance, net of discount and payment of debt issuance costs	—	196,680
Treasury stock purchases	(87,797)	(39,838)
Dividends paid	(9,598)	—
Proceeds from exercise of stock options	8,466	2,879
Other	(417)	(5)

Net cash used in financing activities	(27,806)	(54,484)

Effect of foreign currency exchange rates on cash	(3,134)	4,719
Cash provided by (used in) discontinued operations (Note 4)	4,647	(418)

Net cash provided	21,178	30,500
Cash and cash equivalents, beginning of period	22,280	14,166

Cash and cash equivalents, end of period	$43,458	$44,666

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share amounts or unless otherwise noted)

1. Basis of Presentation

The Company provides credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services (see Note 16 for segment information). Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Caribbean. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

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

2. Significant Accounting Policies

Reserve for Card Losses. The Company recognizes a reserve for estimated losses related to its merchant processing and card issuing businesses based on historical experience and other relevant factors. This reserve amount is subject to risk that actual losses may be greater than the Company’s estimates. At September 30, 2004 and December 31, 2003, the Company had aggregate card loss reserves of $1.0 million and $1.1 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

Reserve for Check Guarantee Losses. In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. The Company’s merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a liability to its merchant customers for its estimated check returns (claims payable) and a receivable for amounts the Company estimates it will recover from the check writers (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable and accrued claims recoverable of $21.1 million and $28.7 million, respectively, at September 30, 2004, and $38.3 million and $46.5 million, respectively, at December 31, 2003.

The Company settles its claim obligations with merchants, on average, within 14 days from the date of receipt. Recoverability of claims from the check writers extends beyond this timeframe, but generally occurs within one year.

Stock-Based Compensation. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 148, which was issued in December 2002, requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on the reported results. As permitted by the standard, the Company has elected to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the replacement date (for stock options that existed at the date of the Company’s spin-off from Equifax Inc.) and grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income as reported	$29,100	$26,325	$74,695	$61,485
Pro forma compensation cost, net of tax	(1,975)	(1,860)	(5,640)	(5,896)

Pro forma net income	$27,125	$24,465	$69,055	$55,589

Earnings per share (basic):
As reported	$0.46	$0.40	$1.18	$0.94
Pro forma	$0.43	$0.38	$1.09	$0.85
Earnings per share (diluted):
As reported	$0.46	$0.40	$1.16	$0.93
Pro forma	$0.42	$0.37	$1.07	$0.84

3. Acquisitions

On March 1, 2004, the Company completed the purchases of Game Financial Corporation (“Game Financial”), a provider of debit and credit card cash advances, ATM access and check cashing services in gaming institutions, and Crittson Financial Services LLC (“Crittson”), a full service provider of card and merchant processing services. The acquisition of Crittson further strengthens the Company’s U.S. market share as the leading third party credit card processor for community banks and credit unions. The acquisition of Game Financial positions the Company as a leading provider of comprehensive cash access services in the gaming industry, and broadens its check risk management product line and customer base. These acquisitions had an initial cash purchase price of $39.2 million, net of $24.6 million of cash acquired (approximately $5.8 million of the Crittson acquisition price was reclassified to cash provided by (used in) discontinued operations for the merchant acquiring portion of the acquisition (Note 4)). The initial purchase price allocation resulted in identifiable intangible assets of $16.4 million, which are being amortized over five to seven years, and goodwill of $36.7 million. The Company expects that 100 percent of the goodwill resulting from these acquisitions will be tax deductible.

During the second and third quarters of 2004, we recorded certain purchase price allocation adjustments. These adjustments resulted in a net increase in goodwill of $649 thousand to record adjustments to net assets acquired, net cash paid for working capital purchase price adjustments, and adjustments to identifiable intangible assets.

On August 6, 2004, the Company completed the acquisition of the assets of Caribbean CariCard Services, Inc. (“CariCard”), a third-party transaction processor in the Caribbean, for $7.0 million in cash. CariCard provides a wide range of products and services to financial institutions, retailers, and the petroleum industry that service markets in 16 countries throughout the Caribbean. The preliminary purchase price allocation resulted in identifiable intangible assets of $4.3 million, which are being amortized over seven years, and goodwill of $2.2 million.

Additional consideration may be payable to the Company or to the sellers with respect to these acquisitions, which includes base revenue measurements, customer-based adjustments, and working capital adjustments. These vary in timing from ninety days to one year from the acquisition date. When and if paid, these adjustments will result in additional changes to the purchase price allocation.

These acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition.

4. Discontinued Operations

The Company’s merchant processing operations consist of two businesses, merchant acquiring, where the Company owns the merchant contract and the associated risk for cardholder chargebacks, and institution processing, where the Company provides authorization, settlement, and customer service to community banks that contract directly with merchant customers. The Company views merchant acquiring as a non-strategic business and over the past few years, has operated this business conservatively to reduce exposure to merchant risk, which in the short-term improved overall profitability but limited growth. In September 2004, the Board of Directors approved a plan to sell the Company’s merchant acquiring business, at which time, the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was met. The Company expects that the merchant acquiring business will be sold within a year.

The Company’s financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheets. The results of operations are treated as income from discontinued operations, net of tax, and separately stated in the consolidated statements of income, below income from continuing operations. The merchant acquiring operations were historically included in the Card Services segment.

The Company will continue to operate the institution processing business, which remains complementary to its card issuing business.

Summarized financial information for the discontinued operation for the three months and the nine months ended September 30, 2004 and 2003 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$27,667	$23,839	$80,196	$70,404
Operating expenses	25,564	22,102	73,636	66,186

Income before taxes	2,103	1,737	6,560	4,218
Income taxes	(778)	(647)	(2,427)	(1,571)

Income from discontinued operations	$1,325	$1,090	$4,133	$2,647

The assets held for sale and liabilities related to assets held for sale as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Assets:
Settlement deposits	$3,077	$3,510
Trade accounts receivable, net	5,735	4,873
Settlement receivables	7,257	5,976
Other current assets	99	—
Goodwill, net	4,005	—
Other intangible assets, net	20,532	21,467

Assets held for sale	$40,705	$35,826

Liabilities:
Accounts payable and accrued expenses	$1,333	$1,363
Settlement payables	10,334	9,486
Other current liabilities	(340)	(360)
Deferred income taxes	5,600	1,047

Liabilities related to assets held for sale	$16,927	$11,536

Summarized cash flow information associated with the discontinued operation for the nine months ended September 30, 2004 and 2003 is as follows:

	Nine months ended September 30,
	2004	2003
Income from discontinued operations	$4,133	$2,647
Deferred income taxes	4,573	539
Changes in assets and liabilities:
Accounts receivable, net	(279)	(617)
Current liabilities, excluding settlement and claims payables	(138)	(154)
Other current assets	(13)	—
Other assets	2,327	1,688

	10,603	4,103

Capital expenditures	(156)	—
Acquisitions	(5,800)	(4,521)

	(5,956)	(4,521)

Cash provided by (used in) discontinued operations	$4,647	$(418)

5. Other Charges

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

During the first nine months of 2003, the Company recorded other charges of $12.2 million ($7.7 million after-tax, or $0.12 per diluted share). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of the Company’s Brazilian card operation, and $(0.1) million of other items. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 16 for details of these charges by segment.

The following table summarizes the severance charges and contract termination costs incurred to date as described above, the changes in the accruals through September 30, 2004, and the ending balances in the accruals:

	Costs Incurred To Date	Payments	Accrual September 30, 2004
Contract termination costs	$9,804	$(9,804)	$—
Severance charges	910	(910)	—

	$10,714	$(10,714)	$—

6. Earnings Per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding—basic	62,588	65,019	63,114	65,462
Effect of dilutive securities:
Stock options	946	552	854	406
Restricted stock	315	249	315	249

Weighted average shares outstanding—diluted	63,849	65,820	64,283	66,117

7. Other Current Assets

The Company’s other current assets at September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003
Prepaid expenses	$14,766	$11,658
Current deferred income taxes	2,132	1,933
Inventories and supplies	2,118	1,889
Other	1,666	7,515

	$20,682	$22,995

8. Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: building—40 years; leasehold improvements—not to exceed lease terms; data processing equipment—3 to 5 years; and furniture and fixtures—3 to 8 years. Maintenance and repairs are charged to expense as incurred.

Property and equipment at September 30, 2004 and December 31, 2003 consists of the following:

	September 30, 2004	December 31, 2003
Land	$1,500	$1,500
Building and improvements	38,417	37,794
Data processing equipment and furniture	126,070	114,316

	165,987	153,610
Less accumulated depreciation	(104,898)	(94,713)

	$61,089	$58,897

Equipment under capital lease, which is included in data processing equipment and furniture above, totaled $4.2 million at September 30, 2004 and $0.6 million at December 31, 2003. Accumulated depreciation related to these assets totaled approximately $0.5 million at September 30, 2004 and $44 thousand at December 31, 2003.

9. Goodwill and Other Intangible Assets

Information related to the Company’s goodwill by segment is as follows:

	September 30, 2004	December 31, 2003
Card Services	$177,510	$157,968
Check Services	47,125	29,659

	$224,635	$187,627

Information related to the Company’s other intangible assets subject to amortization is as follows:

	September 30, 2004	December 31, 2003
Gross carrying amount	$32,194	$12,996
Accumulated amortization	(5,509)	(2,664)

Net book value	$26,685	$10,332

The Company’s other intangible assets primarily consist of acquired customer contracts, data files, and customer lists, which are generally amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $1.1 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively, and $2.8 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2005—$4.6 million; 2006—$4.6 million; 2007—$4.6 million; 2008—$3.1 million; and 2009—$3.1 million.

The change in the carrying amount of goodwill and other intangible assets from December 31, 2003 to September 30, 2004 was the result of the acquisitions of Game Financial, Crittson, and CariCard (Note 3), and currency translation adjustments.

The Company has no intangible assets with indefinite useful lives.

10. Other Assets

Other assets principally consist of prepaid pension cost, life insurance policies, purchased software, and deferred income taxes. The costs of purchased software used to provide services to customers or for internal administrative services are capitalized and amortized on a straight-line basis over five to eight years, as determined by their estimated useful lives.

Other assets, net consist of the following:

	September 30, 2004	December 31, 2003
Prepaid pension cost	$17,349	$19,428
Cash surrender value of life insurance policies	13,893	10,816
Purchased software, net	9,224	11,425
Deferred income taxes	6,976	6,691
SERP intangible asset	3,617	4,356
Other	20,871	13,592

	$71,930	$66,308

11. Other Current Liabilities

The Company’s other current liabilities at September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003
Deferred revenue	$8,143	$8,833
Accrued interest	492	3,179
Other	23,513	17,484

	$32,148	$29,496

12. Long-Term Debt

Long-term debt at September 30, 2004 and December 31, 2003 consists of the following:

	September 30, 2004	December 31, 2003
Unsecured notes, 4.75%, due 2008, net of unamortized discount	$199,512	$199,420
Borrowings under revolving credit facility	61,540	—
Notes payable, 1.76%, due 2009	22,364	22,364
Capital lease obligations	3,749	615

	$287,165	$222,399

13. Shareholders’ Equity

Comprehensive Income. The components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$29,100	$26,325	$74,695	$61,485
Change in cumulative foreign currency translation adjustment	8,071	(1,644)	(1,225)	27,524
Change in cumulative loss from cash flow hedging activities	(139)	892	107	639

Comprehensive income	$37,032	$25,573	$73,577	$89,648

Accumulated other comprehensive loss at September 30, 2004 and December 31, 2003 consists of the following components:

	September 30, 2004	December 31, 2003
Cumulative foreign currency translation adjustment	$(76,332)	$(75,107)
Cumulative loss from cash flow hedging activities	(640)	(747)

Accumulated other comprehensive loss	$(76,972)	$(75,854)

Treasury Stock. During the first nine months of 2004, the Company repurchased approximately 2.4 million shares of its common stock at an aggregate cost of $87.8 million. Including approximately 6.1 million shares repurchased prior to 2004, the Company has repurchased a total of approximately 8.4 million shares through September 30, 2004. In May 2004, the Board of Directors of the Company approved a $100 million share repurchase program, which replaced the prior authority. As of September 30, 2004, the Company had $52.0 million remaining under this program for future share repurchases. During the first nine months of 2004, the Company reissued approximately 0.5 million treasury shares in connection with employee stock option exercises and restricted stock awards, net of cancellations.

Dividends. In February 2004, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on April 15, 2004 to shareholders of record as of the close of business on April 1, 2004. In May 2004, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on July 15, 2004 to shareholders of record as of the close of business on July 1, 2004. In August 2004, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.1 million, which was paid on October 15, 2004 to shareholders of record as of the close of business on October 1, 2004.

In August 2003, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on October 15, 2003 to shareholders of record as of the close of business on October 1, 2003.

Deferred Compensation. During the first nine months of 2004, the Company granted approximately 0.1 million shares of restricted stock, net of cancellations to key employees under the Stock Incentive Plan. The shares become fully vested in three or four years if certain performance criteria are met; otherwise, they vest at the end of five years. Compensation expense associated with these awards can fluctuate each year based on the likelihood that the performance criteria will be met. Compensation expense associated with all restricted stock awards issued through September 30, 2004 was $1.2 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, and $3.7 million and $3.2 million for the nine months ended September 30, 2004 and 2003, respectively.

14. Employee Benefits

Net periodic benefit cost for the Company’s retirement, supplemental retirement (“SERP”), and postretirement benefit plans includes the following components for the three months and nine months ended September 30, 2004 and 2003:

	Retirement Plans		Postretirement Benefit Plan		Retirement Plans		Postretirement Benefit Plan
	Three months ended September 30,				Nine months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$1,008	$794	$51	$46	$2,814	$2,382	$162	$138
Interest cost	859	591	30	23	2,439	1,773	92	69
Expected return on plan assets	(1,103)	(1,079)	—	—	(3,319)	(3,237)	—	—
Recognized actuarial loss	281	—	—	—	499	—	—	—
Amortization of net (gain) or loss	—	—	(32)	(20)	—	—	(96)	(60)
Amortization of prior service cost	128	7	(13)	(43)	384	21	(43)	(129)

Net periodic benefit cost	$1,173	$313	$36	$6	$2,817	$939	$115	$18

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP 106-1. FSP 106-2, which became effective in the third quarter of 2004, provides guidance on accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. To qualify for the subsidy, plan sponsors of Medicare-eligible retirees must provide prescription drug benefits which are at least as valuable as the benefits that those retirees would be entitled to under Medicare Part D. The Company maintains a postretirement benefit plan which provides a prescription drug benefit. At this time, the Company cannot reasonably determine if the plan is eligible to receive federal subsidies. The Company is awaiting guidance from the Centers for Medicare and Medicaid Services, which is expected to clarify the criteria required to make this determination. However, the Company does not believe that the Act will have a material impact on the Company’s consolidated financial statements.

15. Commitments and Contingencies

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

16. Segment Information

Segment information for the three months and nine months ended September 30, 2004 and 2003 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Card Services	$149,542	$140,209	$433,124	$411,136
Check Services	113,118	91,743	324,540	261,812

	262,660	231,952	757,664	672,948
Discontinued Operations (Note 4)	27,667	23,839	80,196	70,404

	$290,327	$255,791	$837,860	$743,352

Operating income:
Card Services	$36,684	$34,893	$100,668	$84,237
Check Services	15,474	11,852	36,432	26,825

	52,158	46,745	137,100	111,062
General Corporate Expense	(5,105)	(4,959)	(16,308)	(13,399)

	47,053	41,786	120,792	97,663
Discontinued Operations (Note 4)	2,103	1,737	6,560	4,218

	$49,156	$43,523	$127,352	$101,881

The above operating income for the nine months ended September 30, 2003 includes other charges (Note 5) as follows:

	Contract Termination Costs	Brazil Downsizing	Other	Total
Card Services	$8,757	$2,740	$—	$11,497
Check Services	865	—	156	1,021
General Corporate Expense	—	—	(315)	(315)

	$9,622	$2,740	$(159)	$12,203

Total assets by segment at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Card Services	$512,663	$475,292
Check Services	256,223	215,529
Corporate	54,029	58,400

	822,915	749,221
Discontinued Operations (Note 4)	40,705	35,826

	$863,620	$785,047

17. Balance Sheet Reclassifications

Certain December 31, 2003 balance sheet amounts have been reclassified to conform to the current period presentation as follows:

	As previously reported	Discontinued Operations (Note 4)	Reclassification	Current period presentation
Assets:
Settlement deposits	$29,638	$(3,510)	$—	$26,128

Trade accounts receivable, net	$108,158	$(4,873)	$—	$103,285

Settlement receivables	$65,172	$(5,976)	$—	$59,196

Other receivables	$—	$—	$26,907	$26,907

Other current assets:
Other receivables	$26,907	$—	$(26,907)	$—
Prepaid expenses	11,658	—	—	11,658
Current deferred income taxes	1,933	—	—	1,933
Inventories and supplies	1,889	—	—	1,889
Other	7,515	—	—	7,515

	$49,902	$—	$(26,907)	$22,995

Assets held for sale	$—	$35,826	$—	$35,826

Other intangible assets, net	$31,799	$(21,467)	$—	$10,332

Liabilities:

Accounts payable and accrued expenses	$22,280	$(1,363)	$19,320	$40,237

Settlement payables	$94,810	$(9,486)	$—	$85,324

Compensation and benefit liabilities	$12,324	$—	$8,211	$20,535

Other payables	$—	$—	$10,855	$10,855

Other current liabilities:
Accrued employee payroll taxes, withholdings, and benefits	$8,211	$—	$(8,211)	$—
Deferred revenue	8,833	—	—	8,833
Accrued interest	3,179	—	—	3,179
Other accrued expenses	19,320	—	(19,320)	—
Other	27,979	360	(10,855)	17,484

	$67,522	$360	$(38,386)	$29,496

Liabilities related to assets held for sale	$—	$11,536	$—	$11,536

Deferred income taxes	$43,939	$(1,047)	$—	$42,892

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months and the nine months ended September 30, 2004 and 2003, including the notes to those statements, included elsewhere in this report. We also recommend that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

Overview

We provide credit and debit card processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services. Card Services provides card issuing services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Caribbean. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuing software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

Card Services. Card Services provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Additionally, we began processing American Express cards in January 2003. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. In the U.S., our card processing business is concentrated in the independent community bank and credit union segments of the market, while internationally, we service both large and small financial institutions. We provide our card issuer services internationally through our operations in the U.S., Brazil, Chile, the U.K., Australia, and the Caribbean. Our merchant processing services enable retailers and other businesses to accept credit, debit, and other electronic payment cards from purchasers of their goods and services, while our e-banking services enable financial institutions to offer Internet banking and related products to consumers and businesses. Card issuing software, support, and consulting services allow customers to manage their credit card programs.

Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related products. We continue to launch new products aimed at serving this demand. In recent years, we have introduced a variety of stored-value card types, Internet banking, and electronic bill presentment/payment products, as well as a number of card enhancement and loyalty/reward programs. The common theme among these offerings continues to be convenience and security for the consumer coupled with value to the financial institution. Over the past six years, we pursued growth in international markets through acquisitions in Brazil, Chile, and the Caribbean and the start-up of our card processing operations in the U.K. and Australia. In 2000, we entered into a five-year agreement with a multi-national Australian-based financial institution to process cards issued in Australia, New Zealand, the U.K., and Ireland, with operations commencing in the second quarter of 2001. This financial institution is serviced from our card processing operations in Australia, as well as from our card processing operations in the U.K. In 2003, we entered into an eight-year agreement with a Thailand financial institution, whereby it has outsourced the processing of its unsecured personal loans and will be outsourcing the processing of its VISA and MasterCard credit cards. This financial institution is also serviced from our card processing operations in Australia. Card Services plans to pursue further card processing opportunities in the Asia Pacific Region, utilizing our Australian operations as the processing center.

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

In recent years, we have introduced several new products for existing and new markets, such as third-party check collections; electronic check risk management solutions for point-of-sale, call center, and electronic commerce applications; and PayCheck Accept™, which enables retailers, supermarkets and gaming establishments to reduce the risk of check losses and fraud in connection with their payroll check cashing services. Additionally, the acquisition of Game Financial Corporation (“Game Financial”) on March 1, 2004, positions us as a leading provider of comprehensive cash access services in the gaming industry, and broadens our check risk management product line and customer base.

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

Business Developments

Discontinued Operations. Our merchant processing operations consist of two businesses, merchant acquiring, where we own the merchant contracts and the associated risk for cardholder chargebacks, and institution processing, where we provide authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. We view merchant acquiring as a non-strategic business and over the past few years, have operated this business conservatively to reduce exposure to merchant risk, which in the short-term improved overall profitability but limited growth. In September 2004, the Board of Directors approved a plan to sell our merchant acquiring business, at which time the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was met. We expect that the merchant acquiring business will be sold within a year.

Our financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheets. The results of operations are treated as income from discontinued operations, net of tax, and separately stated in the consolidated statements of income, below income from continuing operations. The merchant acquiring operations were historically included in the Card Services segment. Refer to Note 4 in the consolidated financial statements for further information.

We will continue to operate the institution processing business, which remains complementary to our card issuing business.

Acquisitions. On March 1, 2004, we completed the purchases of Game Financial, a provider of debit and credit card cash advances, ATM access and check cashing services in gaming institutions, and Crittson Financial Services LLC (“Crittson”), a full service provider of card and merchant processing services. The acquisition of Crittson further strengthens our U.S. market share as the leading third party credit card processor for community banks and credit unions. The acquisition of Game Financial positions us as a leading provider of comprehensive cash access services in the fast-growing gaming industry, and broadens our check risk management product line and customer base. These acquisitions had an initial cash purchase price of $39.2 million, net of $24.6 million of cash acquired (approximately $5.8 million of the Crittson purchase price was reclassified to cash provided by (used in) discontinued operations for the merchant acquiring portion of the acquisition (Note 4)). The initial purchase price allocation resulted in identifiable intangible assets of $16.4 million, which are being amortized over five to seven years, and goodwill of $36.7 million.

During the second and third quarters of 2004, we recorded certain purchase price allocation adjustments. These adjustments resulted in a net increase in goodwill of $649 thousand to record adjustments to net assets acquired, net cash paid for working capital purchase price adjustments, and adjustments to identifiable intangible assets.

On August 6, 2004, we completed the acquisition of Caribbean CariCard Services, Inc. (“CariCard”) for $7.0 million in cash. CariCard provides a wide range of products and services to financial institutions, retailers, and the petroleum industry that service markets in 16 countries throughout the Caribbean. The preliminary purchase price allocation resulted in identifiable intangible assets of $4.3 million, which are being amortized over seven years, and goodwill of $2.2 million.

Additional consideration may be payable to us or to the sellers with respect to these acquisitions, which includes base revenue measurements, customer-based adjustments, and working capital adjustments. These vary in timing from ninety days to one year from the acquisition date. When and if paid, these adjustments will result in changes to the purchase price allocation. These acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition.

Adoption of FIN 46. On December 31, 2003, we adopted certain provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) as required for the synthetic lease on our St. Petersburg, Florida facility. In conjunction with the adoption of FIN 46, our first nine months and third quarter of 2004 results include additional interest expense on the notes underlying this synthetic lease as compared to the prior year periods.

$200 Million Note Offering. In September 2003, we completed our offering of $200 million aggregate principal amount of 4.75 percent senior unsecured notes, which mature in September 2008. The proceeds from this offering were used to pay off the outstanding indebtedness under our $300 million revolving credit facility and for general corporate purposes. In conjunction with the issuance of these notes, our first nine months and third quarter of 2004 results include additional interest expense on the notes as compared to the prior year periods.

Other Charges in 2003. During the first nine months of 2003, we recorded other charges of $12.2 million ($7.7 million after-tax, or $0.12 per diluted share) within operating expenses. These charges include $9.6 million of early termination costs associated with a data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operations primarily due to the loss of a large customer in March 2003, and $(0.1) million of other items. These charges were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Components of Income Statement

Card Services generates revenues from charges based on transaction volumes, accounts or cards processed, and fees for various services and products, while Check Services generates revenues from charges based on transaction volumes, face value of checks guaranteed, and fees for various check services and products. Revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. Costs of services consist primarily of the costs of transaction processing systems; personnel costs to develop and maintain applications, operate computer networks, and provide customer support; losses from check guarantee services; interchange (processing fees paid to credit card associations) and other fees related to merchant processing; depreciation and occupancy costs associated with the facilities where these functions are performed; and reimbursed out-of-pocket expenses. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to sales, non-revenue customer support functions, and administrative employees and management.

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

Summary of the 2004 Third Quarter Consolidated Financial Results

Highlights of the 2004 third quarter consolidated financial results as compared to the 2003 third quarter, including other charges, are as follows:

•	Revenues grew 13.2 percent to $262.7 million.

•	Operating income increased 12.6 percent to $47.1 million.

•	Interest expense of $3.3 million increased by $1.2 million.

•	Net income increased 10.5 percent to $29.1 million, comprised of $27.8 million from continuing operations and $1.3 million from discontinued operations.

•	Diluted earnings per share increased 15.0% to $0.46 per share, comprised of $0.44 from continuing operations and $0.02 from discontinued operations.

In the third quarter of 2004, we repurchased approximately 1.2 million shares of our common stock at a cost of $47.8 million, while capital expenditures totaled $11.4 million.

Throughout this management’s discussion and analysis, we refer to certain financial amounts both on a before- and after-tax basis. Management believes it is helpful to include the after-tax effect of certain financial charges to allow investors and management to evaluate their impact on net income and diluted earnings per share.

Consolidated Results of Operations

The following table summarizes our consolidated results for the three months and the nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)
	(In millions, except per share amounts)		(In millions, except per share amounts)
Revenues	$262.7	$232.0	$757.7	$672.9
Operating expenses	$215.6	$190.2	$636.9	$575.3
Operating income	$47.1	$41.8	$120.8	$97.7
Other income, net	$0.3	$0.5	$0.6	$1.5
Interest expense	$(3.3)	$(2.0)	$(9.4)	$(5.4)
Income from continuing operations	$27.8	$25.2	$70.6	$58.8
Income from discontinued operations	$1.3	$1.1	$4.1	$2.6
Net income	$29.1	$26.3	$74.7	$61.5
Diluted earnings per share:
Continuing operations	$0.44	$0.38	$1.10	$0.89
Discontinued operations	$0.02	$0.02	$0.06	$0.04

(1)	The consolidated results for the nine months ended September 30, 2003 include other charges of $12.2 million ($7.7 million after-tax, or $0.12 per diluted share) as previously described.

Consolidated Revenues

Third Quarter 2004 compared with Third Quarter 2003

Consolidated revenue in the third quarter of 2004 of $262.7 million increased $30.7 million, or 13.2 percent, over the third quarter of 2003. Card Services revenues grew $9.3 million, or 6.7 percent, while Check Services experienced revenue growth of $21.4 million, or 23.3 percent.

Revenue growth of 23.3 percent in global Check Services, 26.0 percent in international card issuing, and 5.2 percent in North America card issuing drove consolidated revenue growth. Global Check Services’ growth was driven by increased retail check volumes, new customer signings, and growth from the acquisition of Game Financial in the first quarter of 2004. The increase in international card issuing revenue was a result of growth in our U.K. and South American operations, the acquisition of CariCard in August 2004, and positive currency trends. Revenue growth in North America card issuing was driven by higher transaction volume, new sales of e-banking services and card loyalty programs, and revenue from the acquisition of Crittson. The strengthening of certain foreign currencies against the U.S. dollar increased total revenues by $3.8 million in the third quarter of 2004.

First Nine Months 2004 compared with First Nine Months 2003

Consolidated revenue in the first nine months of 2004 of $757.7 million increased $84.7 million, or 12.6 percent, over the first nine months of 2003. Card Services revenues grew $22.0 million, or 5.3 percent, while Check Services experienced revenue growth of $62.7 million, or 24.0 percent.

Overall, revenue growth of 8.6 percent in North America card issuing and 24.0 percent growth in global Check Services more than offset the decline in software revenue and the annualization of the loss of a large customer in our Brazilian card operations in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $12.5 million in the first nine months of 2004.

Consolidated Operating Expenses

Third Quarter 2004 compared with Third Quarter 2003

Consolidated operating expenses in the third quarter of 2004 of $215.6 million increased $25.4 million, or 13.4 percent, over the third quarter of 2003. Operating expenses for Card Services increased $7.5 million, or 7.2 percent, while Check Services increased $17.8 million, or 22.2 percent. Corporate expenses of $5.1 million increased $146 thousand above the third quarter of 2003.

Costs of services in the third quarter of 2004 of $186.1 million increased $23.9 million, or 14.7 percent, over the third quarter of 2003. Card Services experienced a $7.7 million, or 8.1 percent, increase in costs of services primarily driven by a $1.3 million increase in card merchant processing interchange fees (costs of services included $18.0 million and $16.7 million of interchange fees in 2004 and 2003, respectively), a $2.0 million increase in reimbursable expenses, and the Crittson and CariCard acquisitions. Costs of services in Check Services increased $16.2 million, or 24.1 percent, driven by volume growth in our global core check businesses and the acquisition of Game Financial.

Selling, general, and administrative (“SG&A”) expenses in the third quarter of 2004 of $29.5 million increased $1.5 million, or 5.5 percent, over the third quarter of 2003. Card Services experienced a $113 thousand, or 1.1 percent, decrease in SG&A costs as the downsizing of our Brazilian card operations in 2003 more than offset higher costs in our global issuing operations resulting from core revenue growth and the Crittson and CariCard acquisitions. SG&A costs in Check Services increased $1.5 million, or 12.1 percent, primarily driven by revenue growth and the Game Financial acquisition. Corporate SG&A expense increased $145 thousand, primarily resulting from slightly higher employee-related expenses.

First Nine Months 2004 compared with First Nine Months 2003

Consolidated operating expenses in the first nine months of 2004 of $636.9 million increased $61.6 million, or 10.7 percent, over the first nine months of 2003. Operating expenses for Card Services increased $5.6 million, or 1.7 percent, while Check Services increased $53.1 million, or 22.6 percent. Corporate expenses of $16.3 million increased $2.9 million above the first nine months of 2003. The 2003 consolidated operating expenses include $12.2 million of other charges.

Costs of services in the first nine months of 2004 of $546.9 million increased $67.2 million, or 14.0 percent, over the first nine months of 2003. Card Services experienced a $17.5 million, or 6.2 percent, increase in costs of services primarily driven by a $3.4 million increase in card merchant processing interchange fees (costs of services included $50.9 million and $47.6 million of interchange fees in 2004 and 2003, respectively), a $5.6 million increase in reimbursable expenses, and the Crittson and CariCard acquisitions. Costs of services in Check Services increased $49.7 million, or 25.3 percent, driven by growth in our check cashing operations, as well as the acquisition of Game Financial.

Selling, general, and administrative expenses in the first nine months of 2004 of $89.9 million increased $6.6 million, or 7.9 percent, over the first nine months of 2003. Card Services experienced a $0.4 million, or 1.3 percent, decrease in SG&A costs driven by the downsizing of our Brazilian card operations in March 2003 and lower software support and consulting fees. SG&A costs in Check Services increased $4.4 million, or 11.9 percent, as a result of revenue growth in our global check operations and the Game Financial acquisition. Corporate SG&A expense increased $2.6 million, or 18.9 percent, primarily due to higher employee benefit and relocation costs.

During the first nine months of 2003, we recorded other charges of $12.2 million ($7.7 million after-tax). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operations, $0.2 million of severance charges, and a $0.3 million market value recovery on our collateral assignment in life insurance policies. Page 26 provides a detail of these charges by segment.

Consolidated Operating Income

Third Quarter 2004 compared with Third Quarter 2003

Consolidated operating income in the third quarter of 2004 increased $5.3 million, or 12.6 percent, over the third quarter of 2003. Card Services operating income increased $1.8 million, or 5.1 percent, while Check Services operating income increased $3.6 million, or 30.6 percent. General corporate expense increased $146 thousand, or 2.9 percent over the third quarter of 2003. Our consolidated operating margin of 17.9 percent in 2004 approximated the 2003 margin of 18.0 percent.

The operating income growth experienced in the third quarter of 2004 was primarily driven by revenue growth in international card issuing and global Check Services, as well as the acquisitions. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating income by approximately $0.6 million in the third quarter of 2004.

First Nine Months 2004 compared with First Nine Months 2003

Consolidated operating income in the first nine months of 2004 increased $23.1 million, or 23.7 percent, over the first nine months of 2003. Card Services operating income increased $16.4 million, or 19.5 percent, while Check Services operating income increased $9.6 million, or 35.8 percent. General corporate expense increased $2.9 million, over the first nine months of 2003. Our consolidated operating margin grew from 14.5 percent in 2003 to 15.9 percent in 2004. The 2003 consolidated operating income includes $12.2 million of other charges.

The operating income growth experienced in the first nine months of 2004 was primarily driven by core revenue growth in North American card issuing and global Check Services and the acquisitions of Game Financial, Crittson, and CariCard. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating income by approximately $1.2 million in the first nine months of 2004.

Consolidated Other Income, Net

Consolidated other income, net, which principally consists of interest income and net foreign currency exchange gains, totaled $294 thousand and $474 thousand during the third quarter of 2004 and 2003, respectively, and $599 thousand and $1.5 million during the first nine months of 2004 and 2003, respectively. The 2003 period is higher due primarily to income earned on temporary cash balances, primarily outside of the U.S.

Consolidated Interest Expense

Interest expense during the third quarter and the first nine months of 2004 totaled $3.3 million and $9.4 million, respectively, which represents a $1.2 million and a $4.0 million increase over the prior year periods, respectively. The increase in interest expense is primarily driven by the issuance of our $200 million of five-year notes at 4.75 percent in September 2003, which resulted in a higher rate of interest. During the first nine months of 2004, we also incurred interest expense on our revolving credit facility related to borrowings for our acquisitions and share repurchases. In addition, the new lease accounting (FIN 46) on our St. Petersburg facility resulted in higher interest expense in 2004.

Effective Tax Rate

Our effective tax rates were 37.0 percent and 37.25 percent in 2004 and 2003, respectively. Our lower effective rate in 2004 was driven by the implementation of certain international and state tax planning strategies, as well as the mix of foreign versus domestic income.

Consolidated Net Income and Earnings per Share

Third Quarter 2004 compared with Third Quarter 2003

Consolidated net income in the third quarter of 2004 of $29.1 million increased $2.8 million, or 10.5 percent, compared to the third quarter of 2003, while diluted earnings per share in the third quarter of 2004 of $0.46 rose $0.06, or 15 percent. Discontinued operations contributed $1.3 million of income, net of taxes, and $0.02 per diluted share in 2004 and $1.1 million, net of taxes, or $0.02 per diluted share.

The repurchase of 3.0 million shares of common stock subsequent to the third quarter of 2003 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding for the third quarter of 2004 by approximately 2.3 million shares.

First Nine Months 2004 compared with First Nine Months 2003

Consolidated net income in the first nine months of 2004 of $74.7 million increased $13.2 million, or 21.5 percent, compared to the first nine months of 2003, while diluted earnings per share in the first nine months of 2004 of $1.16 increased $0.23, or 24.7 percent. The first nine months of 2003 consolidated net income includes $12.2 million of other charges ($7.7 million after-tax, or $0.12 per diluted share). Discontinued operations contributed $4.1 million of income, net of taxes, and $0.06 per diluted share in 2004 and $2.6 million, net of taxes, or $0.04 per diluted share.

The repurchase of 3.0 million shares of common stock subsequent to the first nine months of 2003 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding for the first nine months of 2004 by approximately 1.6 million shares.

Segment Results

The following table summarizes our segment results for the three months and the nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Revenues:
Card Services	$149.6	$140.2	$433.1	$411.1
Check Services	113.1	91.8	324.6	261.8

	$262.7	$232.0	$757.7	$672.9

Operating Income:
Card Services	$36.7	$34.9	$100.7	$84.3
Check Services	15.5	11.9	36.4	26.8

	52.2	46.8	137.1	111.1
General corporate expense	(5.1)	(5.0)	(16.3)	(13.4)

	$47.1	$41.8	$120.8	$97.7

The operating income results for the three months and the nine months ended September 30, 2003 include other charges, by segment, as follows:

	Nine Months Ended September 30, 2003
	Card	Check	Corp	Total
	(In millions)
Contract termination costs	$8.8	$0.8	$—	$9.6
Brazil downsizing	2.7	—	—	2.7
Other severance charges	—	0.2	—	0.2
Market value recovery of collateral assignment in life insurance policies	—	—	(0.3)	(0.3)

	$11.5	$1.0	$(0.3)	$12.2

Card Services

Third Quarter 2004 compared with Third Quarter 2003

Card Services revenues of $149.6 million in the third quarter of 2004 increased $9.3 million, or 6.7 percent, above the third quarter of 2003, primarily driven by North America and international card issuing. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.7 million in the third quarter of 2004.

North American card issuing revenues of $100.9 million grew 5.2 percent, or $5.0 million, compared with revenues of $95.8 million in the third quarter of 2003. This increase was fueled by growth in debit transactions, enhancement program revenue, and e-banking products and services, as well as the Crittson acquisition. North American card transactions rose 3.1 percent over the prior year quarter, driven by growth in debit card transactions of 5.4 percent. Third quarter transaction growth is below the first and second quarters’ growth rates of 9.6% and 5.6%, respectively, reflecting factors that include a slow-down in consumer spending.

International card issuing revenues of $25.9 million increased $5.3 million, or 26.0 percent, from the third quarter 2003 revenues of $20.6 million, driven by growth from existing customers, the acquisition of CariCard in August 2004, and positive currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.7 million in the third quarter of 2004.

Merchant processing revenues of $21.2 million in the third quarter of 2004 increased $0.9 million, or 4.2 percent, above the third quarter of 2003 revenues of $20.4 million, driven by higher volume and merchant discount rates. Interchange pass-through revenue grew from $16.7 million in the third quarter of 2003 to $18.0 million in the third quarter of 2004, an increase of $1.3 million.

Card issuing software and support revenue of $1.5 million decreased $1.9 million compared with $3.4 million in the third quarter of 2003, which is attributable to a large software implementation and consulting project that was substantially completed in late 2003.

Card Services operating income of $36.7 million in the third quarter of 2004 increased $1.8 million, or 5.1 percent, above the third quarter of 2003. Top-line growth in international card issuing drove the growth in operating income. Currency rate fluctuations contributed $165 thousand to our U.S. dollar operating income in the third quarter of 2004.

First Nine Months 2004 compared with First Nine Months 2003

Card Services revenues of $433.1 million in the first nine months of 2004 increased $22.0 million, or 5.3 percent, above the first nine months of 2003, due to growth in North America card issuing and merchant processing. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $6.4 million in the first nine months of 2004.

North American card issuing revenues of $297.9 million in the first nine months of 2004 increased $23.5 million, or 8.6 percent, over the prior year period revenues of $274.4 million. This increase was fueled by growth in debit transactions, enhancement program revenue, e-banking products and services, and the Crittson acquisition.

International card issuing revenues of $70.2 million in the first nine months of 2004 increased $0.4 million, or 0.5 percent, from the prior year period revenues of $69.8 million, primarily driven by favorable currency trends and strong revenue growth in the third quarter, which more than offset the comparative impact of the loss of our largest customer in our Brazilian card operations in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $6.4 million in the first nine months of 2004.

Merchant processing revenues of $60.8 million in the first nine months of 2004 increased $2.9 million, or 5.0 percent, from $57.9 million in the first nine months of 2003, primarily driven by higher volumes. Interchange pass-through revenue grew from $47.6 million in 2003 to $50.9 million in 2004, an increase of $3.4 million.

Card issuing software and support revenue of $4.3 million decreased $4.7 million compared with the first nine months of 2003 revenue of $9.1 million, attributable to a large software implementation and consulting project that was substantially completed in late 2003.

Card Services operating income of $100.7 million in the first nine months of 2004 increased $16.4 million, or 19.5 percent, compared to operating income of $84.2 million in the first nine months of 2003, which includes $11.5 million of other charges. Top-line growth and cost efficiency gains in North America and the U.K. and the acquisitions drove this growth. Currency rate changes had minimal impact on our U.S. dollar operating income in the first nine months of 2004.

Check Services

Third Quarter 2004 compared with Third Quarter 2003

Check Services revenues of $113.1 million in the third quarter of 2004 increased $21.4 million, or 23.3 percent, over the third quarter of 2003, driven by increased retail check volumes, new customer signings, and growth from the acquisition of Game Financial in the first quarter of 2004. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $2.1 million in the third quarter of 2004. The face amount of checks we authorized totaled $9.6 billion in the third quarter of 2004 as compared to $8.6 billion in the prior year quarter. Guarantee volumes grew from $7.0 billion in 2003 to $7.2 billion in 2004, a 3.5 percent increase over the prior year quarter. This increase is below the first and second quarters’ growth rates of 12.7% and 9.7%, respectively, reflecting factors that include a slow-down in consumer spending.

North American check revenues of $95.2 million increased $18.7 million, or 24.5 percent, over the third quarter of 2003 revenues of $76.4 million, driven by higher guarantee volumes, growth in our check cashing operations, and the acquisition of Game Financial. The face amount of checks we authorized in the U.S. totaled $8.7 billion in the third quarter of 2004 as compared to $7.8 billion in the prior year quarter.

International check revenues of $17.9 million increased $2.6 million, or 17.2 percent, from $15.3 million in the third quarter of 2003. The face amount of checks we authorized increased to $0.9 billion in the third quarter of 2004 as compared to $0.8 billion in the prior year quarter. The strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $2.1 million in the third quarter of 2004.

Check Services operating income of $15.5 million in the third quarter of 2004 increased $3.6 million, or 30.6 percent, compared to operating income of $11.9 million in the third quarter of 2003. The growth in Check Services operating income is attributable to revenue growth, continuing improvements in the accuracy of our risk management models, and the acquisition of Game Financial. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar operating income by approximately $0.5 million in the third quarter of 2004.

First Nine Months 2004 compared with First Nine Months 2003

Check Services revenues of $324.5 million in the first nine months of 2004 increased $62.7 million, or 24.0 percent, over the first nine months of 2003, driven by increased retail check volumes, new customer signings, growth in our check cashing operations, and the acquisition of Game Financial. In addition, the strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $6.1 million in the first nine months of 2004.

North American check revenues of $272.0 million increased $54.3 million, or 25.0 percent, compared with revenues of $217.6 million in the first nine months of 2003, driven by a strengthening economy, an improving job market, and new domestic customers. Also, the continued rollout of new check cashing locations and the acquisition of Game Financial contributed to North America revenue growth.

International check revenues of $52.6 million in the first nine months of 2004 increased $8.4 million, or 19.0 percent, over the first nine months of 2003 revenues of $44.2 million due primarily to favorable currency trends and higher volumes. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar revenues by approximately $6.1 million in the first nine months of 2004.

Check Services operating income of $36.4 million in the first nine months of 2004 increased $9.6 million, or 35.8 percent, compared to operating income of $26.8 million in the first nine months of 2003, which includes $1.0 million of other charges. The growth in Check Services operating income is attributable to top-line growth, continuing improvements in the accuracy of our risk management models, and the acquisition of Game Financial in March 2004. The strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar operating income by approximately $1.3 million in the first nine months of 2004.

General Corporate Expense

Third Quarter 2004 compared with Third Quarter 2003

General corporate expense of $5.1 million in the third quarter of 2004 increased $146 thousand, compared to $5.0 million in the third quarter of 2003. The increase in general corporate expense is primarily attributable to an increase in employee benefits costs. The increase in corporate expense has moderated from the first half of 2004 due to level insurance premium rate renewals and the containment of discretionary costs.

First Nine Months 2004 compared with First Nine Months 2003

General corporate expense of $16.3 million in the first nine months of 2004 increased $2.9 million, or 21.7 percent, compared to general corporate expense of $13.4 million in the first nine months of 2003, which includes a $0.3 million market value recovery on our collateral assignment in life insurance policies. The increase in general corporate expense is due in large part to higher employee-related costs including benefits and relocation.

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

On March 1, 2004, we completed the purchases of Game Financial and Crittson and on August 6, 2004, we completed the purchase of CariCard. These acquisitions had an aggregate cash purchase price of $41.0 million, net of $24.6 million of cash acquired (adjusted for purchase price adjustments, which were settled in the second and third quarters of 2004, and discontinued operations). We funded these acquisitions through borrowings on our revolving credit facility and as of September 30, 2004, had $61.5 million outstanding on this facility. A majority of the cash acquired with these acquisitions relates to Game Financial, which provides check cashing and cash advance services for the gaming industry. In certain casino locations, Game Financial maintains cash access booths, where consumers can cash personal checks, and various “point-of-sale” devices, where cash advance services are facilitated. These point-of-sale devices include PC’s, kiosks, and ATMs. In other casino locations, these transactions are conducted in the casino’s own cage operation by casino employees using Game Financial’s system.

Additionally, we repurchased approximately 2.4 million shares of our common stock during the first nine months of 2004 at a total cost of $87.8 million. In May 2004, our Board of Directors approved a $100 million share repurchase program. At October 31, 2004, we had $52.0 million remaining under this program.

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

Operating Activities. We continue to generate significant cash flows from our operating activities. Operating cash flows totaled $117.0 million in the first nine months of 2004, which represents an increase of $2.0 million compared to the first nine months of 2003. The 2004 cash flow generated from net income was $74.7 million, adjusted for income from discontinued operations of $4.1 million, depreciation and amortization of $34.6 million, deferred taxes of $0.6 million, and other amortization and non-cash items of $8.1 million. Cash flow generated from changes in assets and liabilities was $3.1 million as compared to $19.6 million in the prior year driven by the timing of collections and the payment of certain liabilities, including the U.S. data processing contract termination accrual in the first nine months of 2003 and income taxes.

We used our cash flow from operating activities primarily to reinvest in our existing businesses through expenditures for equipment and systems development, as well as to repurchase shares, make dividend payments, and partially fund our acquisitions of Game Financial, Crittson, and CariCard.

Investing Activities. Capital expenditures in the first nine months of 2004 totaled $28.5 million, which represents a decrease of $5.8 million compared to the prior year, although we expect 2004 capital expenditures to approximate or be slightly lower than the prior year total of $44.0 million. Capital expenditures in the first nine months of 2004 were primarily for processing equipment and software in our global card issuing operations and systems development for new products and services. The acquisitions of Game Financial, Crittson, and CariCard totaled $41.0 million, which is net of $24.6 million of cash acquired and $0.6 million of net cash paid during the first and second quarters of 2004 for working capital adjustments associated with the Game Financial and Crittson acquisitions.

Financing Activities. Net borrowings on our revolving credit facility in the first nine months of 2004, which were primarily related to the acquisitions and share repurchases, totaled $61.5 million. We repurchased approximately 2.4 million shares of common stock during the first nine months of 2004 at a total cost of $87.8 million. Proceeds from the exercise of stock options in the first nine months of 2004 totaled $8.5 million, compared with $2.9 million in the prior year. Dividend payments to shareholders, which we began to pay in the fourth quarter of 2003, totaled $9.6 million in the first nine months of 2004. In the prior year, we used the proceeds from our offering of 4.75 percent fixed rate five-year notes with a face value of $200 million to pay down the remaining revolver balance.

Seasonality, Inflation, and Economic Downturns

We are subject to certain seasonal fluctuations, such as peak activity during the holiday buying season. We do not believe that inflation has had a material effect on our operating results; however, inflation could adversely affect our financial results were it to result in a substantial weakening in economic conditions that adversely affects the level of consumer spending. Our card and check revenue growth in the third quarter of 2004 as compared to the first half of 2004 has slowed, reflecting factors that include a slow-down in consumer spending.

The Brazilian market is characterized by political and economic uncertainty that causes volatility in currency values, and historically has resulted in severe inflationary pressures. Notwithstanding this uncertainty, we believe that the long-term prospects offered by the Brazilian market are attractive and our continued focus on growing our Brazilian business and attaining cost efficiencies should provide us with a cost structure that can withstand short-term declines in business driven by the uncertain market and the loss of a large customer in March 2003.

Our Brazilian operations had net assets of approximately $104.1 million at September 30, 2004, which includes a net equity reduction of $94.6 million as a result of cumulative foreign currency translation. Pursuant to SFAS 142 and SFAS 144, these assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at September 30, 2004; however, if we are unable to improve profitability in our Brazilian operations by growing revenue or achieving an appropriate cost structure in the future, this could have an impact on our opinion regarding the valuation of these assets, which could lead to an impairment charge against net income.

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

An evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), was carried out by the Company’s management, with the participation of the chief executive and chief financial officers, as of the end of the period covered by this Quarterly Report on Form 10-Q. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on the evaluation discussed above, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its common stock during the three months ended September 30, 2004. All such purchases were made pursuant to a repurchase plan publicly announced in May 2004 under which the Board of Directors approved a $100 million repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/04-7/31/04	312,600	$38.00	312,600	$87,941,925
8/1/04-8/31/04	102,700	$37.28	102,700	$84,113,517
9/1/04-9/30/04	822,000	$39.03	822,000	$52,030,857

Item 6.	Exhibits

Exhibits:

The following is a list of Exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

Exhibit No	Description

10.3(a)	Omnibus Amendment to Master Lease Agreement, Lease, Loan Agreement and Definitions Appendix A (Florida) dated as of September 17, 2004, entered into among Certegy Inc., Prefco VI Limited Partnership, and SunTrust Bank.

10.06(a)	First Amendment to Credit Agreement dated as of September 17, 2004 by and between Certegy Inc., Wachovia Bank, and National Association f/k/a First Union National Bank.

10.34(a)	First Amendment to Revolving Credit Agreement dated as of August 24, 2004 by and among Certegy Inc., the several banks and other financial institutions from time to time party hereto, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and SunTrust Bank, as Administrative Agent.

12.1	Statements re Computation of Ratios.

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: November 8, 2004	CERTEGY INC.

	By:	/s/ LEE A. KENNEDY
Lee A. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL T. VOLLKOMMER
Michael T. Vollkommer Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAMELA A. TEFFT
Pamela A. Tefft Corporate Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are being filed with this report:

Exhibit No	Description

10.3(a)	Omnibus Amendment to Master Lease Agreement, Lease, Loan Agreement and Definitions Appendix A (Florida) dated as of September 17, 2004, entered into among Certegy Inc., Prefco VI Limited Partnership, and SunTrust Bank.

10.06(a)	First Amendment to Credit Agreement dated as of September 17, 2004 by and between Certegy Inc., Wachovia Bank, and National Association f/k/a First Union National Bank.

10.34(a)	First Amendment to Revolving Credit Agreement dated as of August 24, 2004 by and among Certegy Inc., the several banks and other financial institutions from time to time party hereto, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and SunTrust Bank, as Administrative Agent.

12.1	Statements re Computation of Ratios.

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.