Form 10-K
period 2004-12-31
CERTEGY INC
filed 2005-03-11
CIK 1136893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-16427

CERTEGY INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2606325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Second Avenue South, Suite 1100S St. Petersburg, Florida	33701
(Address of principal executive offices)	(Zip Code)

(727) 227-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

Based on the closing sale price of $38.80 as reported by the New York Stock Exchange on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $2,439,156,684. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 62,390,389 as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 is incorporated by reference to the extent indicated under Items 10, 11, 12, 13, and 14, into Part III of this Form 10-K.

CERTEGY INC.

2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

References to “we”, “our”, “us”, “the Company” or “Certegy” in this Annual Report on Form 10-K refer to Certegy Inc. and its consolidated subsidiaries, and with respect to periods prior to our spin-off from Equifax Inc. in 2001, to our operations when we were a part of Equifax, unless, in each case, the context requires otherwise.

History

Certegy Inc. (“Certegy”) provides credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally. Our business is comprised of two segments, Card Services and Check Services. Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Caribbean. Revenues of our domestic card issuer services business are primarily derived from independent community banks and credit unions, while revenues of our international card issuer services business are generated from large and small financial institutions. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. In 2004, we serviced over 39 million card accounts worldwide. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand. A significant portion of our check risk management services revenues are generated from several large national and regional retail chains. In 2004, we authorized approximately $40.3 billion of check transactions worldwide.

Originally founded as Telecredit in 1961, our business pioneered the check risk management industry in the U.S. and Canada. Through the development of a centralized electronic database of consumer check-writing histories, Telecredit delivered real-time check authorization decisions to merchants at the point-of-sale. Through an acquisition in 1977, the business was expanded to include credit card processing. Subsequently, we have added merchant processing, debit card processing, and e-banking services to our Card Services segment, and check cashing risk management services and third-party check collections to our Check Services segment.

In 1990, Equifax Inc. (“Equifax”) acquired Telecredit and continued to operate the card and check businesses, through separate subsidiaries, as its Payment Services division. While part of Equifax, both Card Services and Check Services expanded outside of North America through a combination of joint ventures, acquisitions, and local start-ups.

On March 2, 2001, we were incorporated under the laws of the State of Georgia as a wholly-owned subsidiary of Equifax as “Equifax PS, Inc.” After Equifax’s contribution of its Payment Services division to us, and our adoption of the name Certegy Inc., Equifax “spun off” the businesses of the Payment Services division on July 7, 2001, through a tax-free dividend of all of our outstanding shares of common stock to Equifax’s shareholders of record as of June 27, 2001. As a result of the spin-off, we became an independent publicly traded company, with the Certegy shares of common stock registered and trading on the New York Stock Exchange under the symbol “CEY.”

Acquisitions

In 2000, we increased our ownership in Equifax Card Solutions Ltd., our U.K. card processing business, from 51 percent to 100 percent, and acquired Check-A-Cheque Ltd. and Rexora to complement our check business in Europe and Procard S.A., a card processing business in Chile. We also acquired a portfolio of credit card merchant processing accounts from Heartland Payment Systems, which has been reclassified to discontinued operations (see Note 5 to the consolidated financial statements for further information). These acquisitions had an aggregate cash purchase price of $46.3 million, net of cash acquired.

In May 2001, we acquired the remaining 40.7 percent minority interest in Unnisa Ltda., our card processing operation in Brazil. We previously held a 59.3 percent controlling interest in Unnisa, which we acquired in 1998. Also, in August 2001, we acquired Accu Chek, Inc., a leading provider of third-party check collection services in the U.S. These acquisitions had an aggregate cash purchase price of $79.0 million, net of cash acquired.

On December 31, 2002, we acquired Netzee, Inc., a provider of Internet banking products and e-commerce solutions to community banks and credit unions in the U.S., for $10.4 million in cash.

During 2003, we acquired a merchant portfolio for $4.5 million in cash, which has been reclassified to discontinued operations (see Note 5 to the consolidated financial statements for further information).

On March 1, 2004, we completed the purchases of Game Financial Corporation (“Game Financial”), a provider of debit and credit card cash advances, ATM access, and check cashing services in gaming institutions, and Crittson Financial Services LLC

(“Crittson”), a full service provider of card and merchant processing services. The acquisition of Game Financial helps position us as a leading provider of comprehensive cash access services in the gaming industry and broadens our check risk management product line and customer base, while the acquisition of Crittson further strengthens our U.S. market share as the leading third-party credit card processor for community banks and credit unions. On August 6, 2004, we completed the acquisition of Caribbean CariCard Services, Inc. (“CariCard”), a third-party transaction processor in the Caribbean. CariCard provides a wide range of products and services to financial institutions, retailers, and the petroleum industry that service markets in 16 countries throughout the Caribbean. These acquisitions had a combined cash purchase price of $45.5 million, net of $24.6 million of cash acquired and additional consideration adjustments settled during 2004. Approximately $5.8 million of the Crittson purchase price, which represents merchant acquiring operations, has been reclassified to discontinued operations (see Note 5 to the consolidated financial statements for further information).

Discontinued Operations

Our merchant processing operations consist of two businesses: (1) merchant acquiring, where we are a direct party to contracts with merchants regarding our provision of card processing services for the merchant, and we are subject to the associated risk that a cardholder billing dispute will be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, where we provide authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. We view merchant acquiring as a non-strategic business and over the past few years, have operated this business conservatively to reduce exposure to merchant risk, which in the short-term improved overall profitability but limited growth. In September 2004, the Board of Directors of Certegy approved a plan to sell our merchant acquiring business, at which time, the held for sale criteria in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), were met. Therefore, our financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheets. We expect that the merchant acquiring business will be sold within a year of approving this plan. We plan to continue to operate the institution processing business, which we believe is complementary to our card issuing business. The merchant acquiring operations were historically included in the Card Services segment.

Our Operating Segments

Card Services. Certegy Card Services provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Additionally, we process American Express cards in Australia and the Caribbean. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. In the U.S., our card issuing business is concentrated in the independent community bank and credit union segments of the market, while internationally, we service both large and small financial institutions. We provide our card issuer services internationally through our processing centers in the U.S., Brazil, Chile, the U.K., Australia and the Caribbean.

The majority of our domestic card issuer programs are full service, including most of the operations and support necessary for an issuer to operate a credit and debit card program. More specifically, we process the card transactions on the cards issued by our customers, including electronically authorizing the transactions, capturing the transaction data, and settling the transactions, and we provide full service back-office support functions for their programs. These support functions include embossing and mailing our customers’ credit and debit cards to their cardholders; customer service on behalf of the card issuers to their customers; card portfolio management and analysis; invoicing cardholders; receiving and processing cardholder payments; and delinquent account management services. We do not make credit decisions for our card issuer customers, nor do we fund their card receivables. Our services offer flexibility for those of our customers that require less than our full service programs. Such customers include large card issuing institutions that contract with us to provide transaction processing, but who choose to invest the capital and human resources necessary to provide their own back-office program support or use another vendor for such support.

Our two most significant domestic customer segments, independent community banks and credit unions, consist predominantly of small and mid-sized card issuers that cannot independently achieve the economies of scale that would justify setting up their own credit and debit card operations. We provide our card issuer services to these customers primarily through our longstanding contractual alliances with two associations representing independent community banks and credit unions in the U.S., the Independent Community Bankers of America (the “ICBA”) and Card Services for Credit Unions (“CSCU”). These organizations offer our products and services to their respective members with our company as the provider. These alliances allow us to utilize the marketing channels of ICBA and CSCU to more effectively provide our offerings to individual credit unions and community banks. As a result, we believe we are the leading provider, in terms of market share, of comprehensive card processing services to credit unions and to independent community bank card issuers in the U.S.

Over the past seven years, we pursued growth in international markets through acquisitions in Brazil, Chile, and the Caribbean, and the start-up of our card processing operations in the U.K. and Australia. In 2000, we entered into a five-year agreement with a multi-national Australian-based financial institution to process cards issued in Australia, New Zealand, the U.K., and Ireland, with operations commencing in the second quarter of 2001. This financial institution is serviced from our card processing operation in Australia, as well as from our card processing operation in the U.K. In 2003, we entered into an eight-year agreement with a Thailand financial institution to process its VISA and MasterCard credit cards and unsecured personal loans. This financial institution is also serviced from our card processing operation in Australia. Card Services plans to pursue further card processing opportunities in the Asia Pacific Region, utilizing our Australian operation as the processing center.

Card Services also provides merchant processing services that enable retailers and other merchants to accept electronic payment cards in payment for goods and services. Our merchant processing operations consist of two businesses: (1) merchant acquiring, where we are a direct party to contracts with merchants regarding our provision of card processing services for the merchant, and we are subject to the associated risk that a cardholder billing dispute will be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, where we provide authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. As previously mentioned, our Board of Directors approved a plan to sell our merchant acquiring business. We expect that the merchant acquiring business will be sold within a year of approving this plan. We plan to continue to operate the institution processing business, which we believe is complementary to our card issuing business.

In December 1997, we began providing e-banking services to financial institutions, enabling them to offer Internet banking to consumers and businesses. We provide these services either by licensing our products to our customers for their operation in-house, or as an application services provider, or ASP, where the customers are linked to our central data center. Our retail Internet banking services enable our bank customers to offer a wide array of Internet based banking services to consumers, such as electronic bill payment, on-line account information, and loan and account applications. Our corporate Internet banking services enable our bank customers to offer their commercial customers various electronic commercial banking services, including on-line account information, bill payment, funds transfers, and other electronic services.

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

In 2004, revenues from Card Services comprised 57 percent of our total revenues, compared to 60 percent in 2003 and 62 percent in 2002. Card Services revenues as a percentage of our total revenues declined in 2004 compared to 2003 due to a shift in business mix of our Check Services segment and further diversification with the acquisition of Game Financial and continued expansion of our cash access services, which we include in our Check Services segment. The decline in Card Services revenues as a percentage of our total revenues in 2003 compared to 2002 was primarily due to the loss of a large customer in our merchant processing business, which was acquired and moved its account to its new owner’s processor in the third quarter of 2002, and the loss of a large customer in our Brazilian card operation, which discontinued using our card processing services at the beginning of March 2003.

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

In recent years, we have introduced several new products for existing and new markets, such as third-party check collections, electronic check risk management solutions for point-of-sale, call center, and electronic commerce applications, and cash access services. PayCheck Accept™ enables retailers, supermarkets, and gaming establishments to reduce the risk of check losses and fraud in connection with their payroll check cashing services. Additionally, we believe the acquisition of Game Financial on March 1, 2004, helps position us as a leading provider of comprehensive cash access services in the gaming industry, and broadens our check risk management product line and customer base.

We provide our check risk management products and services internationally in Canada, the U.K., Ireland, France, Australia, and New Zealand. Our principal product in all those countries is check guarantee services, although mass retailers are beginning to utilize our check verification, collection services, and deferred debit processing services.

In 2004, revenues from Check Services comprised 43 percent of our total revenues, compared to 40 percent in 2003 and 38 percent in 2002. Check Services revenues as a percentage of our total revenues increased in 2004 as compared to 2003, driven by a shift in business mix of our Check Services segment and further diversification with the acquisition of Game Financial and continued expansion of our cash access services, which we include in our Check Services segment. The growth in Check Services revenues as a percentage of our total revenues in 2003 compared to 2002 was primarily due to the loss of two large customers in our Card Services segment, including a large customer in our merchant processing business, which was acquired and moved its account to its new owner’s processor in the third quarter of 2002, and a large customer in our Brazilian card operation, which discontinued using our card processing services at the beginning of March 2003.

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

In light of the market opportunities, our strategic objective is to strengthen our position as a provider of card payment processing and check risk management services. We intend to concentrate on the strategies summarized below to accomplish our objective.

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

Card Services.

Utilize our competitive strengths in the U.S. to further increase our share of revenue in the U.S. credit and debit card markets, including e-banking. We believe those strengths include:

•	Our long-term contractual alliances with CSCU and ICBA, through which we maintain proven distribution channels and enjoy strong name recognition, quality-of-service ratings, and customer satisfaction;

•	Our “full service” processing capabilities, which enable us to provide comprehensive processing solutions; and

•	Our competitive prices.

Grow our customer base and processing volumes outside the U.S. In international markets, we will continue to focus our efforts on marketing to leading card processing prospects, developing flexible processing services tailored to the diverse credit cultures in Europe, South America, and Asia-Pacific, and utilizing our competitive advantages. We believe these advantages include our strength in providing full service processing services and our proprietary card processing systems. Our proprietary systems are scalable and portable, and have been customized to process in country-specific environments in over 25 countries around the world. We believe this customization enables us to enter new geographic markets quickly and inexpensively, and helps position us to be a preferred vendor for outsourced card processing as this concept expands outside the U.S.

Increase our revenues from our debit card processing products and services and from other existing and new products and services. We intend to aggressively market our expanded debit card processing products and services and capture a larger share of the rapidly growing debit card markets in the U.S. and abroad. We also intend to aggressively market our card marketing services that assist our customers in growing their cardholder portfolios. Moreover, we plan on developing and marketing Internet service capabilities that will allow cardholders to manage their debit and credit card accounts and conduct electronic commerce more efficiently and effectively.

Check Services.

Utilize our competitive strengths to increase our market share in the check risk management markets, both in the U.S. and internationally. We believe those strengths include our advanced check risk management algorithms and systems, our ability to introduce successful new check risk management products, and our company’s existing operations and customer relationships in Europe, South America, and Asia-Pacific.

Continue our development and utilization of increasingly sophisticated risk modeling tools to differentiate our capabilities from the competition. These tools include proprietary algorithms and systems that we have developed independently, and others that we have developed with our alliance partners.

Expand further into existing markets and diversify into new markets such as cash access, gaming, grocery, and government by leveraging our risk decisioning capabilities. We take a very focused approach to new product and market development to ensure we identify and pursue opportunities that leverage our core competencies.

Sales and Marketing

We market our products and services through a direct sales force and indirect sales channels, such as ICBA and CSCU, independent sales organizations, marketing alliances, and financial institutions. We organize our direct sales force by customer market segment or distribution channel. Additionally, we market directly to our customers and indirectly through ICBA and CSCU using print advertising and direct mail efforts. We participate in major industry tradeshow and publicity events. As many of our customers use a single product or service, or a combination of products or services, our direct sales force also targets existing customers to promote cross-selling opportunities. Our strategy is to use the most efficient delivery system available to successfully acquire customers and build awareness of our products and services.

Seasonality

Our business is somewhat seasonal. The volume of card and check processing is highest during the holiday buying season and during other periods of increased consumer spending.

Competition

The market for our products and services is highly competitive. We compete directly with third-party payment processors and companies that market software for the electronic payment industry. We also compete against software and transaction processing systems developed and used in-house by our potential customers. Our competitors in the Card Services segment include third-party credit and debit card processors, including First Data Corporation, Total System Services, Electronic Data Systems Corporation, and Payment Systems for Credit Unions, and third-party software providers, which license their card processing systems to financial institutions and third-party processors. Competitors in the Check Services segment include First Data’s TeleCheck Services division, CrossCheck, eFunds, and Global Payments.

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

In general, we believe that our ability to compete successfully depends on a number of factors, including:

•	The reliability, security, speed, and capacity of our systems and technical infrastructure;

•	The comprehensiveness, scalability, ease of use, and service levels of our products and services;

•	Our strong relationships with ICBA and CSCU, and the related scale advantages achieved through them;

•	Our ability to interface with vendors of data processing software and services;

•	Our pricing policies and the pricing policies of our competitors and suppliers;

•	Our risk assessment and fraud detection expertise;

•	The timing of introductions of new products and services by us and our competitors; and

•	Our ability to support unique customer requirements.

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

We have long-term contractual alliances with two associations representing independent financial institutions in the U.S., the ICBA and CSCU. Under these alliances, Card Services is the exclusive partner for offering credit card issuer and merchant institution processing services to those associations’ members. We are also the exclusive partner of CSCU for offering debit card processing to its members. As a result, approximately 24.1 percent of our consolidated revenues in 2004 were derived from their member institutions, although no single institution accounts for a material portion of our revenues. An early termination of, or significant adverse change in, our relationships with either or both of these associations could harm our ability to retain a substantial portion of our customers and to attract new customers, and have a material adverse effect on our business. Our contracts with the ICBA and CSCU expire in 2008 and 2009, respectively.

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

Given that one of the databases that we maintain in the U.S. contains certain data pertaining to the check-writing histories of consumers, and that data is used to provide certain check risk management services, our check risk management business is subject to the Federal Fair Credit Reporting Act and various similar state laws. Among other things, the Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their check-writing histories, to dispute their accuracy, and to require verification or removal of disputed information. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling of disputes.

Our check collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws.

Elements of our check cashing business are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. This business is also subject to various state and local licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing.

Given that we conduct business in international markets as well as in the U.S., we are subject to laws and regulations in jurisdictions outside the U.S. that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.

Although we do not believe that compliance with future laws and regulations related to our businesses, including future consumer protection laws and regulations, will have a material adverse effect on our company, enactment of new laws and regulations may increasingly affect the operations of our business, directly or indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity, and/or loss of revenue.

Employees

As of December 31, 2004, Certegy had approximately 5,300 employees, including approximately 2,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

Available Information

Certegy’s Internet website address is www.certegy.com. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. Certegy’s Corporate Governance Policy and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any shareholder who mails a request to the Corporate Secretary, Certegy Inc., 100 Second Avenue South, Suite 1100S, St. Petersburg, Florida 33701. Other corporate governance-related documents can be found at our website as well.

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

Revenues of our domestic card issuer services business are primarily derived from independent community banks and credit unions, while revenues of our international card issuer services business are primarily generated from several large and small financial institutions. A significant portion of our check risk management services revenues are generated from several large national and regional retail chains. The financial condition of these customers and their willingness to pay for our products and services are affected by general market conditions, competitive pressures, and operating margins within their industries. The retailing industry is undergoing structural changes, the effect of which on that industry and our business is uncertain. Any factors that adversely affect independent banks, credit unions, and retailers could adversely impact our revenues.

A significant portion of our business is derived from two key strategic relationships, and a loss of either of those relationships could adversely affect our profits.

We have long-term contractual alliances with two associations representing independent financial institutions in the U.S., the Independent Community Bankers of America, or ICBA, and Card Services for Credit Unions, or CSCU. Under these alliances, which expire in 2008 and 2009, respectively, we are the associations’ exclusive partner for offering credit card issuer and merchant institution processing services to those associations’ members. We are also the exclusive partner of CSCU for offering debit card processing to its members. As a result, approximately 24.1 percent of our consolidated revenues in 2004 were derived from their member institutions. An early termination of, or significant adverse change in, our relationships with either or both of these associations could harm our ability to retain a substantial portion of our customers and to attract new customers, which would have a material adverse effect on our business.

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

We face chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, and we face liability to our merchant customers.

Our merchant processing operations consist of two businesses: (1) merchant acquiring, where we are a direct party to contracts with merchants regarding our provision of card processing services for the merchant, and we are subject to the associated risk that a cardholder billing dispute will be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, where we provide authorization, settlement, and customer service to community banks and others that contract directly with merchant customers.

In our merchant acquiring business, if we are unable to collect the chargeback amounts from our merchant customer’s account, or if the merchant refuses or is financially unable to fund these amounts due to insolvency or bankruptcy or other reasons, we must bear the credit risk for the full amount of the refund paid to the cardholder’s financial institution. We require cash deposits and other types of collateral from certain merchants to minimize any such risk.

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

As further discussed in Note 5 to the consolidated financial statements, in September 2004, the Board of Directors approved a plan to sell our merchant acquiring business. We expect that the merchant acquiring business will be sold within a year of approving this plan.

We face liability to our merchant customers if checks that we have guaranteed are dishonored by the check writer’s bank.

If a check that we have guaranteed is dishonored by the check writer’s bank, we must reimburse our merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. In some cases, we recognize a liability to our merchant customers for estimated check returns and a receivable for amounts we estimate we will recover from the check writers, based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned may exceed our estimates and actual amounts recovered may be less than our estimates.

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

A continued decline in check writing could adversely impact our profits within Check Services.

We believe check writing has begun to decline as a total percentage of point-of-sale payments due, in part, to the growing use of debit and credit cards. This decline has resulted in a higher percentage of bad checks at the point of sale because more higher credit quality customers are paying with credit and debit cards. Accordingly, the demand for our check services by retailers and other vendors has increased at the same time as check writing percentages have declined. To date, this increased demand has offset the adverse effect of the decline in the percentage of payments by check. However, it is not likely that continued and prolonged declines in check writing can be offset by increased demands for services. Consequently, a prolonged continuation of the decline in check writing could lead to a negative impact on the profitability of our Check Services segment.

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

The credit and debit card transaction processing, money transfer, and check services markets in which we compete include a wide range of products and services, including electronic transaction processing, check authorization, and other customer support services. These markets are characterized by technological change, new product introductions, evolving industry standards, and changing customer needs. In order to remain competitive, we are continually involved in the development of new products and services. These initiatives carry the risks associated with any new product development effort, including cost overruns, delays in delivery, and performance issues. A delay in the delivery of new products or services could render them less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments market are designed to process transactions and deliver reports and other information on those transactions at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our revenues and operating income if new products are not delivered timely to our customers, or a loss of revenue, or possible claims for damages if new products and services do not perform as anticipated.

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

We collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, checking and savings account numbers, and payment history records. Unauthorized access to our databases could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. A security or privacy breach could:

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

Our Internet banking services, money transfer, and transaction processing services utilize significant proprietary software, technology, and other intellectual property. We rely on a combination of intellectual property laws and confidentiality agreements to protect these rights. These may not be adequate to protect all of our rights, however. In addition, our intellectual property rights could be challenged or held unenforceable in a dispute with third parties. Third parties may independently develop similar or competitive technology that does not infringe our rights, and we could not prevent its use.

We do not believe that our business infringes the intellectual property rights of others, although we are currently a party to a patent infringement claim as described in Part I, Item 3 – “Legal Proceedings.” If the plaintiffs in an infringement lawsuit prevail, including the one to which we are currently a party, we may be forced to acquire a license to continue using the disputed intellectual property, if one is even offered to us on reasonable terms. We may also be forced to defend ourselves in infringement litigation, which is costly, regardless of the merits of the claim. Moreover, we could be liable for money damages or be enjoined from using certain of our technology. Any of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of operations.

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

We believe that the international market for our products is growing rapidly, and we expect to commit significant resources to expand our international sales and marketing activities. As we expand internationally, we will be increasingly subject to a number of risks and potential costs, including:

•	political and economic instability;

•	unexpected changes in regulatory requirements and policy, the adoption of laws detrimental to our operations such as legislation relating to the collection of personal data over the Internet or the adoption of laws, regulations, or treaties governing the export of encryption related software;

•	the burdens of complying with a wide variety of other laws and regulations;

•	failure to adequately manage currency exchange rate fluctuations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems; and

•	general economic conditions in international markets.

We may not be able to overcome these barriers or avoid significant expenditures in addressing these potential risks.

Foreign currency fluctuations may adversely affect us.

Approximately 15.8 percent of our consolidated revenues for the year ended December 31, 2004 and 37.3 percent of our consolidated assets at December 31, 2004 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. The cumulative translation adjustment, largely related to our investment in our Brazilian card processing operation, was a $58.6 million and $75.1 million reduction of shareholders’ equity at December 31, 2004 and 2003, respectively.

Economic conditions in Brazil could adversely affect our Brazilian operations.

Economic conditions in Brazil are uncertain, which has created currency volatility and a major devaluation in the past, resulting in severe inflationary pressures. In addition, significant changes in bank ownership, as large private banks acquire smaller regional banks and foreign global banks acquire Brazilian banks, could result in the loss of customers. These conditions make it challenging for us to develop our business and generate revenues in Brazil. See Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality, Inflation, and Economic Downturns” included elsewhere in this report.

Our market is highly competitive, and some of our competitors have substantially greater resources than we do.

We expect the market for our products and services to remain highly competitive. Our failure to remain competitive may have a material adverse effect on our business, financial condition, and results of operations. We face direct competition from third-party payment processors and companies that market software for the electronic payment industry. We also compete against software and transaction processing systems developed and used in-house by our potential customers. Our competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services. The size of our competitors varies across market segments, as do the resources we have allocated to the segments we target. Therefore, certain of our competitors may have significantly greater financial, technical, marketing, or other resources than we do in each of our market segments or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of their products and services.

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

Completing and integrating acquisitions may be difficult.

As part of our growth strategy, we routinely pursue acquisitions of companies whose businesses extend or complement ours. We cannot, however, assure you that we will be able to successfully acquire suitable target companies on favorable terms or integrate these companies with our existing business. If we complete an acquisition, we cannot assure you that the acquisition will enhance our business, results of operations or financial condition in the future. We may require additional debt or equity financing for future acquisitions.

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

Name	Age	Position
Lee A. Kennedy	54	Chairman of the Board and Chief Executive Officer
Larry J. Towe	58	President and Chief Operating Officer
Michael T. Vollkommer	46	Executive Vice President and Chief Financial Officer
Walter M. Korchun	62	Executive Vice President, General Counsel and Secretary
Robert W. Bream	51	Executive Vice President and Group Executive—North America Card Services
Jeffrey S. Carbiener	42	Executive Vice President and Group Executive—Check Services
Gerald A. Hines	57	Executive Vice President—Global Development
Vincent G. Pavese	49	Executive Vice President and Group Executive—International Card Services
J. Gerard Ballard	47	Senior Vice President and Chief Technology Officer
Richard D. Gapen	64	Senior Vice President—Human Resources
Michael E. Sax	42	Senior Vice President and Treasurer
Pamela A. Tefft	35	Senior Vice President and Controller
Mary K. Waggoner	46	Senior Vice President—Investor Relations

Lee A. Kennedy has served as our Chairman of the Board since February 2002 and Chief Executive Officer since March 2001. He also served as President of Certegy from March 2001 until May 2004. Mr. Kennedy served as President, Chief Operating Officer, and a director of Equifax Inc. from June 1999 until June 2001. From June 1997 to June 1999, Mr. Kennedy served as Executive Vice President and Group Executive of Equifax. From July 1995 to June 1997 he served as President of Equifax Payment Services, a division of Equifax.

Larry J. Towe has served as our President and Chief Operating Officer since May 2004. Mr. Towe previously served as our Executive Vice President and Chief Operating Officer since June 2001. From June 1999 to June 2001, Mr. Towe served as Executive Vice President and Group Executive—Payment Services of Equifax Inc. From May 1997 to June 1999, Mr. Towe served as Senior Vice President and General Manager of Equifax Card Solutions, International, a unit of Equifax. Prior to that, Mr. Towe served as President, FBS Software, a provider of software solutions for payment cards, collections, and merchant processing, which Equifax acquired in July 1994.

Michael T. Vollkommer has served as our Executive Vice President and Chief Financial Officer since June 2001. Mr. Vollkommer previously served as Corporate Vice President and Controller of Equifax Inc. from November 1999 until June 2001. From December 1998 to August 1999, Mr. Vollkommer was Vice President—Finance of Superior TeleCom Inc., a manufacturer of copper wire and cable products. From 1994 until 1998, Mr. Vollkommer held executive officer positions with Alumax Inc., a producer of primary aluminum and fabricated aluminum products, including Vice President and Chief Financial Officer from December 1997 to August 1998, Vice President-Strategic Planning and Corporate Development from June 1997 to December 1997, and Vice President and Controller from January 1994 to June 1997.

Walter M. Korchun has served as our Executive Vice President, General Counsel and Secretary since August 2002. Previously, Mr. Korchun served as our Senior Vice President and Chief Operations Counsel from 2000 to 2002. From 1990 to 2000, Mr. Korchun served as Senior Vice President, General Counsel and Secretary of AT&T Universal Card Services, a provider of credit cards and related services.

Robert W. Bream has served as our Executive Vice President and Group Executive—North America Card Services since November 2003. Mr. Bream previously served as our Senior Vice President and General Manager—Card Services North America from September 2002 until November 2003. Prior to joining Certegy, Mr. Bream served as President, Chief Executive Officer and Treasurer for United Airlines Credit Union from 1991 to 2002.

Jeffrey S. Carbiener has served as our Executive Vice President and Group Executive—Check Services since June 2001. Mr. Carbiener previously served as Senior Vice President, Equifax Check Solutions, a unit of Equifax Inc., from February 1998 until June 2001. Prior to that, he held various other positions with Equifax business units since 1991.

Gerald A. Hines has served as our Executive Vice President—Global Development since November 2003. Mr. Hines previously served as Senior Vice President and Group Executive—Card Services from June 2001 until November 2003 and as Senior Vice President, Equifax Card Solutions-Americas, a unit of Equifax Inc., from September 1997 until June 2001. Prior to joining Equifax, Mr. Hines was Executive Vice President and Chief Operating Officer at AT&T Universal Card Services, a credit card issuer, from April 1993 to August 1997.

Vincent G. Pavese has served as our Executive Vice President and Group Executive—International Card Services since November 2003. Mr. Pavese previously served as our Senior Vice President and General Manager—International Card Services from September 2002 until November 2003 and as our Senior Vice President and General Manager—Card Services North America from January 1999 until September 2002. Prior to that, he held various positions with Equifax (and formerly Telecredit) since 1986.

J. Gerard Ballard has served as our Senior Vice President and Chief Technology Officer since June 2001. Mr. Ballard previously served as Chief Technology Officer of Equifax Payment Services, a division of Equifax Inc., from February 2001 until June 2001. From June 1997 to December 2000, Mr. Ballard served as Executive Vice President and Chief Information Officer for Vital Processing Services, LLC, a provider of technology-based commerce enabling services. From September 1995 to June 1997, Mr. Ballard was Vice President, Equifax Payment Services.

Richard D. Gapen has served as our Senior Vice President—Human Resources since June 2001. Mr. Gapen previously served as Senior Vice President of Compensation and Benefits for Equifax Inc. from June 1997 until June 2001. From 1991 until 1996, Mr. Gapen was Director of Employee Benefits for W. R. Grace and Company.

Michael E. Sax has served as our Senior Vice President and Treasurer since February 2002 and previously as Corporate Vice President and Controller from June 2001 through February 2002. Mr. Sax previously served as Senior Vice President and Controller of Equifax Payment Services, a division of Equifax Inc., from July 1998 until June 2001. Prior to that, Mr. Sax held various financial positions with units of Equifax since 1992.

Pamela A. Tefft has served as our Senior Vice President and Controller since February 2002 and previously as Vice President of Financial Reporting from June 2001 through February 2002. Ms. Tefft previously served as the Financial Audit Director of Equifax Inc. from May 1999 until June 2001. Prior to joining Equifax, Ms. Tefft was a Manager in the Assurance & Business Advisory Services group of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP) from September 1992 through May 1999.

Mary K. Waggoner has served as our Senior Vice President—Investor Relations since November 2001. From June 2001 until November 2001, Ms. Waggoner served as our Vice President of Investor Relations. Prior to joining Certegy, Ms. Waggoner served as Senior Vice President for Firstar/Mercantile in St. Louis, Missouri from 1997 until 2000. From 1995 until 1997, she was President of Mercantile Bank of Carlyle in Carlyle, Illinois.

ITEM 2. PROPERTIES

Our corporate headquarters are located in St. Petersburg, Florida, pursuant to a lease with an unaffiliated third party, while certain financial and other support functions are performed from a leased facility in the Atlanta, Georgia area. Our principal operations center and administration, sales, marketing, and development facilities for both Card Services and Check Services are located in St. Petersburg, Florida, in a 305,000 square foot leased building. Card Services and Check Services have other smaller leased operations facilities in Alabama, Wisconsin, Utah, Oregon, and Georgia. In support of our international operations, Card Services has leased operations centers in Brazil, Chile, the U.K., Australia, Thailand, and the Caribbean, and Check Services has leased facilities in the U.K., France, Australia, and New Zealand. We also have a number of small sales or support offices in other locations where we do business.

ITEM 3. LEGAL PROCEEDINGS

We are party to a number of routine claims and lawsuits incidental to our business. We believe the ultimate resolution of these matters will not have a materially adverse effect on our financial position, liquidity, or results of operations.

On October 22, 2004, a complaint for patent infringement was filed in the matter of USA Payments, Inc. and Global Cash Access, Inc. v. U.S. Bancorp dba U.S. Bank, et al., Case No. CV-S-04-1470-JCM PAL, U.S. District Court, District of Nevada. The complaint named Certegy Inc. and three of its subsidiaries, Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. as defendants. The plaintiffs are seeking injunctive relief, an unspecified amount of damages (but no less than an unspecified reasonable royalty), a trebling of damages, together with pre-judgment interest, and attorneys’ fees. Discovery has recently commenced and no trial date has been set. Management believes it has meritorious defenses and is defending the matter vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the New York Stock Exchange under the ticker symbol “CEY.” The table set forth below provides the high and low sales prices of our common stock and the cash dividends declared per share of common stock for each quarter of 2004 and 2003.

	High	Low	Dividend
2004
First Quarter	$35.04	$31.32	$0.05
Second Quarter	$39.61	$34.10	$0.05
Third Quarter	$39.73	$36.20	$0.05
Fourth Quarter	$38.35	$32.70	$0.05

2003
First Quarter	$26.82	$21.10	$—
Second Quarter	$30.88	$24.22	$—
Third Quarter	$32.98	$25.55	$0.05
Fourth Quarter	$35.24	$31.15	$0.05

As of January 31, 2005, there were approximately 6,923 shareholders of record of our common stock.

We began declaring cash dividends to common shareholders in the third quarter of 2003. The declaration and payment of future dividends is at the discretion of the Board of Directors of Certegy, and depends on among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by Certegy of its common stock during the three months ended December 31, 2004. All such purchases were made pursuant to a repurchase plan publicly announced in May 2004 under which the Board of Directors approved a $100 million repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/04-10/31/04	—	$—	—	$52,030,857
11/1/04-11/30/04	—	$—	—	$52,030,857
12/1/04-12/31/04	262,400	$33.18	262,400	$43,325,604

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial data set forth below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8: Financial Statements and Supplementary Data included elsewhere in this report.

In September 2004, our Board of Directors approved a plan to sell our merchant acquiring business, at which time, the held for sale criteria in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), were met. Therefore, our financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheets. We expect that the merchant acquiring business will be sold within a year of approving this plan. We plan to continue to operate the institution processing business, which we believe is complementary to our card issuing business. The merchant acquiring operations were historically included in the Card Services segment.

	Year Ended December 31,
	2004		2003(1)		2002(1)		2001		2000
	(Dollars in thousands, except for per share data)
Results of Operations:
Revenues (2)	$1,039,506		$921,734		$906,791		$838,330		$827,374
Operating expenses (2)(3)(4)	859,852		773,519		759,622		693,061		681,750

Operating income	179,654		148,215		147,169		145,269		145,624
Other income, net	1,207		2,339		1,119		78		1,309
Interest expense (5)	(12,914)		(7,950)		(7,120)		(7,200)		(1,301)

Income from continuing operations before income taxes, minority interests, and cumulative effect of a change in accounting principle	167,947		142,604		141,168		138,147		145,632
Provision for income taxes	(62,071)		(52,764)		(54,110)		(54,005)		(57,000)
Minority interests in earnings, net of tax	—		—		—		(945)		(1,096)

Income from continuing operations before cumulative effect of a change in accounting principle	105,876		89,840		87,058		83,197		87,536
Income from discontinued operations, net of tax	5,934		3,897		2,926		3,879		926
Cumulative effect of a change in accounting principle, net of tax (6)	—		(1,335)		—		—		—

Net income	$111,810		$92,402		$89,984		$87,076		$88,462

Basic earnings per share (7):
Income from continuing operations before cumulative effect of an accounting change	$1.69		$1.38		$1.28		$1.21		$1.31
Income from discontinued operations	0.09		0.06		0.04		0.06		0.01
Cumulative effect of an accounting change	—		(0.02)		—		—		—

Net income	$1.78		$1.42		$1.32		$1.27		$1.32

Diluted earnings per share (8):
Income from continuing operations before cumulative effect of an accounting change	$1.66		$1.36		$1.26		$1.20		$1.29
Income from discontinued operations.	0.09		0.06		0.04		0.06		0.01
Cumulative effect of an accounting change	—		(0.02)		—		—		—

Net income	$1.75		$1.40		$1.30		$1.26		$1.30

Cash dividends declared per common share	$0.20		$0.10		$—		$—		$—

Other Operating Data:
Depreciation & amortization	$47,449		$42,030		$39,050		$45,677		$42,698
Capital expenditures	$40,908		$43,747		$48,961		$49,349		$38,789
Ratio of earnings to fixed charges (9)	10.57	x	12.32	x	13.10	x	12.18	x	21.96	x

Balance Sheet Data:
Total assets (10)	$922,209		$785,356		$702,141		$736,203		$523,049
Long-term debt	$273,968		$222,399		$214,200		$230,000		$—
Total shareholders’ equity	$300,063		$261,139		$198,443		$211,865		$323,618

(1)	Our financial results for the years ended December 31, 2003 and 2002 include other charges of $12.2 million ($7.7 million after-tax) in each year. The other charges in 2003 include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of our Brazilian card operation, and $(0.1) million of market value recoveries on our collateral assignment in life insurance policies, net of severance charges. The other charges in 2002 include an impairment write-off of $4.2 million for the remaining intangible asset value assigned to an acquired customer contract in our Brazilian card operation, due to the loss of the customer; a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds; and $4.0 million of severance charges and market value losses on our collateral assignment in life insurance policies. See Note 3 to the consolidated financial statements for further information.

(2)	On January 1, 2002, we adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which required reimbursements received for out-of-pocket expenses to be reclassified from operating expenses to revenues. Amounts for years prior to 2002 were reclassified to conform to this presentation.
(3)	General corporate expense was $21.9 million, $18.5 million, $19.3 million, $11.9 million, and $7.8 million, respectively, for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.
(4)	We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which ceased the amortization of goodwill. Adoption of the non-amortization provisions of SFAS No. 142 as of January 1, 2000 would have increased net income for the years ended December 31, 2001 and 2000, respectively, by $7.3 million and $6.8 million, which is net of $1.3 million and $1.2 million of income taxes.
(5)	In conjunction with our spin-off from Equifax in July 2001, we made a cash payment to Equifax of $275 million to reflect our share of Equifax’s pre-distribution debt used to establish our initial capitalization. This was funded through $400 million of unsecured revolving credit facilities we obtained in July 2001. Interest expense for periods prior to the spin-off principally consist of interest paid on a line of credit held by our Brazilian card business and interest charged by Equifax on overnight funds borrowed on our behalf.
(6)	The cumulative effect of accounting change expense of $1.3 million in 2003 reflects the adoption of certain provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” on December 31, 2003 related to the synthetic lease on our St. Petersburg, Florida operations facility. See Note 2 to the consolidated financial statements for further information.
(7)	Prior to our spin-off from Equifax, basic weighted average shares outstanding was computed by applying the distribution ratio of one share of Certegy common stock for every two shares of Equifax common stock held to the historical Equifax weighted average shares outstanding for the same periods presented.
(8)	Prior to our spin-off from Equifax, diluted weighted average shares outstanding was estimated based on the dilutive effect of stock options calculated in the third quarter of 2001.
(9)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” consist of our income from continuing operations before income taxes, cumulative effect of a change in accounting principle, and fixed charges, but including minority interests in earnings. “Fixed charges” consist of interest on indebtedness, amortization of deferred financing costs, and an estimated amount of rental expense that is deemed to be representative of the interest factor.
(10)	Historically, we netted the claims payable and claims recoverable amounts related to our Check Services business within other current liabilities in the consolidated balance sheets. Beginning in 2002, we reclassified the claims recoverable as a current asset and the claims payable as a current liability. Amounts for years prior to 2002 were reclassified to conform to this presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 6: Selected Financial Data and Item 8: Financial Statements and Supplementary Data included elsewhere in this report.

Additionally, throughout this management’s discussion and analysis, we refer to certain financial amounts both on a before- and after-tax basis. Management believes it is helpful to include the after-tax effect of certain financial charges to allow investors and management to evaluate their impact on net income and diluted earnings per share.

Overview

We provide credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services. Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Caribbean. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

Card Services. Card Services provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Additionally, we process American Express cards in Australia and the Caribbean. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. In the U.S., our card processing business is concentrated in the independent community bank and credit union segments of the market, while internationally, we service both large and small financial institutions. We provide our card issuer services internationally through our operations in the U.S., Brazil, Chile, the U.K., Australia, and the Caribbean. Our merchant processing services enable retailers and other businesses to accept credit, debit, and other electronic payment cards from purchasers of their goods and services, while our e-banking services enable financial institutions to offer Internet banking and related products to consumers and businesses. Card issuing software, support, and consulting services allow customers to manage their credit card programs.

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

Over the past seven years, we pursued growth in international markets through acquisitions in Brazil, Chile, and the Caribbean, and the start-up of our card processing operations in the U.K. and Australia. In 2000, we entered into a five-year agreement with a multi-national Australian-based financial institution to process cards issued in Australia, New Zealand, the U.K., and Ireland, with operations commencing in the second quarter of 2001. This financial institution is serviced from our card processing operation in Australia, as well as from our card processing operation in the U.K. In 2003, we entered into an eight-year agreement with a Thailand financial institution to process its VISA and MasterCard credit cards and unsecured personal loans. This financial institution is also serviced from our card processing operation in Australia. Card Services plans to pursue further card processing opportunities in the Asia Pacific Region, utilizing our Australian operation as the processing center.

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

In recent years, we have introduced several new products for existing and new markets, such as third-party check collections; electronic check risk management solutions for point-of-sale, call center, and electronic commerce applications; and PayCheck Accept™, which enables supermarkets and gaming establishments to reduce the risk of check losses and fraud in connection with their payroll check cashing services. Additionally, the acquisition of Game Financial Corporation (“Game Financial”) on March 1, 2004, helps position us as a leading provider of comprehensive cash access services in the gaming industry and broadens our check risk management product line and customer base.

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

Comparability of Financial Results. Our financial results for 2003 were adversely impacted by the loss of a large customer in our merchant processing business, which was acquired and moved its account to its new owner’s processor in the third quarter of 2002, and the loss of a large customer in our Brazilian card operation, which discontinued using our card processing services at the beginning of March 2003. In our Check Services segment, our financial results in 2003 were adversely impacted by slow retail volumes due to general economic conditions, and, in addition, incremental start-up costs relating to our check cashing services business. Additionally, the business developments described in the next section also affected the comparability of our financial results for the years ended December 31, 2004, 2003, and 2002.

Business Developments

Discontinued Operations. Our merchant processing operations consist of two businesses: (1) merchant acquiring, where we are a direct party to contracts with merchants regarding our provision of card processing services for the merchant, and we are subject to the associated risk that a cardholder billing dispute will be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, where we provide authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. We view merchant acquiring as a non-strategic business and over the past few years, have operated this business conservatively to reduce exposure to merchant risk, which in the short-term improved overall profitability but limited growth. In September 2004, the Board of Directors of Certegy approved a plan to sell our merchant acquiring business, at which time, the held for sale criteria in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), were met. We plan to continue to operate the institution processing business, which we believe is complementary to our card issuing business.

We have a number of potential purchasers who have expressed interest in our merchant acquiring business. We are currently reviewing qualified offers. We currently anticipate that the proceeds from the sale of this business will be used to pay down our revolving credit facility borrowings. We could change the use of this cash for strategic acquisitions if deemed appropriate.

Our financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheets. The results of operations are treated as income from discontinued operations, net of tax, and separately stated in the consolidated statements of income, below income from continuing operations. The merchant acquiring operations were historically included in the Card Services segment. Refer to Note 5 in the consolidated financial statements for further information.

Acquisitions. On March 1, 2004, we completed the purchases of Game Financial, a provider of debit and credit card cash advances, ATM access, and check cashing services in gaming institutions, and Crittson Financial Services LLC (“Crittson”), a full service provider of card and merchant processing services. The acquisition of Game Financial helps position us as a leading provider of comprehensive cash access services in the gaming industry and broadens our check risk management product line and customer base, while the acquisition of Crittson further strengthens our U.S. market share as the leading third party credit card processor for community banks and credit unions. On August 6, 2004, we completed the acquisition of Caribbean CariCard Services, Inc. (“CariCard”), a third party transaction processor in the Caribbean. CariCard provides a wide range of products and services to financial institutions, retailers, and the petroleum industry that service markets in 16 countries throughout the Caribbean.

These acquisitions had a combined initial cash purchase price of $46.2 million, net of $24.6 million of cash acquired. During 2004, we paid net additional consideration of $0.3 million to the former owners of the businesses acquired resulting from a final determination of net assets acquired. These payments were recorded as adjustments to goodwill. Additionally, we received $1.0 million from the former owner of one of the businesses acquired as a reduction in purchase price due to the termination of a customer contract subsequent to the acquisition. This payment was recorded as an adjustment to the value assigned to acquired customer contracts.

In connection with these acquisitions, we recorded acquisition liabilities totaling $7.8 million for early termination costs associated with a data processing contract of one of the acquired businesses, severance and relocation costs for employees of the acquired businesses, and professional fees. These costs are reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. As of December 31, 2004, $6.3 million of these costs had been paid and charged against the liability. The remaining amounts are expected to be paid during 2005.

The purchase price allocation, including the purchase price adjustments of $0.3 million and $1.0 million, resulted in identifiable intangible assets of $20.4 million, which are being amortized primarily over seven years. This intangible asset value was assigned to acquired customer contracts. Goodwill recognized in these acquisitions amounted to $39.3 million, which is expected to be fully deductible for tax purposes. Goodwill was assigned to the Card Services and Check Services segments in the amounts of $21.9 million and $17.4 million, respectively.

In connection with the acquisition of Game Financial, we may receive purchase price reductions for certain customers if those customers terminate their contracts during designated periods subsequent to the acquisition. The maximum amount that could be received by us is $8.7 million. Additionally, in connection with the acquisition of Crittson, we may be required to pay certain additional amounts of up to $1.2 million, payable in cash and to be accounted for under the purchase method, contingent upon the acquired business achieving specified levels of revenue growth during designated periods subsequent to the acquisition. Any such payments to or by us would result in adjustments to goodwill or in the case of customer contract settlements, to identifiable intangible assets.

On December 31, 2002, we completed the purchase of Netzee, Inc., a provider of Internet banking products and e-commerce solutions to community banks and credit unions, for $10.4 million in cash. Approximately $7.8 million of the purchase price was allocated to identifiable intangible assets for acquired customer contracts, which are being amortized on a straight-line basis primarily over five years.

In connection with this acquisition, we recorded acquisition liabilities totaling $0.6 million primarily for severance costs for employees of the acquired businesses and professional fees. These costs were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. As of December 31, 2003, all of these costs had been paid and charged against the liability.

The above acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition. The pro forma effects of these acquisitions on our consolidated financial statements were not material.

Approximately $5.8 million of the Crittson purchase price, which represents merchant acquiring operations, was reclassified to discontinued operations, including $4.0 million of goodwill and $1.2 million of identifiable intangible assets. Additionally, during 2003, we acquired a merchant portfolio for $4.5 million in cash, which was being amortized on a straight-line basis over seven years. This acquisition was also reclassified to discontinued operations (see Note 5 to the consolidated financial statements for further information).

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

Adoption of FIN 46. On December 31, 2003, we adopted certain provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) as required for the synthetic lease on our St. Petersburg, Florida operations facility. In conjunction with the adoption of FIN 46, we recognized a cumulative effect of accounting change expense of $1.3 million after-tax, or $0.02 per diluted share. Additionally, we recorded property and equipment of $21.0 million, which is net of accumulated depreciation, deferred income tax assets of $0.8 million, long-term notes payable of $22.4 million, and a minority interest liability of $0.8 million, which is included in other long-term liabilities in the consolidated balance sheet (see Notes 2 and 6 to the consolidated financial statements for further information).

Share Repurchase Authority. In May 2004, the Board of Directors approved a $100 million share repurchase program, which replaced the prior authority. As of December 31, 2004, we had approximately $43.3 million remaining authority for share repurchases.

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

As mentioned previously, our merchant processing operations consist of two businesses, merchant acquiring and institution processing. In our merchant acquiring business, where we are a direct party to contracts with merchants, revenues collected for services are based primarily on a discount rate, which considers the cost of interchange fees. In our institution processing business, where our relationship is with the financial institution that contracts directly with the merchant, we collect the interchange fees in addition to transaction fees. In both instances, we are responsible for collecting the interchange fees after settling with the credit card associations and thus, interchange fees are recorded as a component of revenues and costs of services in the consolidated statements of income. Interchange fees reflected in the consolidated statements of income for 2004, 2003, and 2002 from continuing operations (institution processing) were $69.0 million, $62.8 million, and $86.0 million, respectively.

Highlights of the 2004 Consolidated Financial Results

Highlights of the 2004 consolidated financial results, as compared to 2003, including other charges and cumulative effect of accounting change in 2003, are as follows:

•	Revenues grew 12.8 percent to $1.0 billion.

•	Operating income of $179.7 million increased 21.2 percent.

•	Interest expense totaled $12.9 million versus $8.0 million in 2003.

•	Net income increased 21.0 percent to $111.8 million, comprised of $105.9 million from continuing operations and $5.9 million from discontinued operations.

•	Diluted earnings per share increased 25.0 percent to $1.75 per share, comprised of $1.66 from continuing operations and $0.09 from discontinued operations.

In 2004, we repurchased 2.7 million shares of our common stock at a cost of $96.5 million, while capital expenditures totaled $40.9 million.

Consolidated Results of Operations

The following table summarizes our consolidated financial results for the years ended December 31, 2004, 2003, and 2002:

	2004	2003(1)	2002(1)
	(in millions, except per share amounts)
Revenues	$1,039.5	$921.7	$906.8
Operating expenses	$859.9	$773.5	$759.6
Operating income	$179.7	$148.2	$147.2
Other income, net	$1.2	$2.3	$1.1
Interest expense	$(12.9)	$(8.0)	$(7.1)
Income from continuing operations before cumulative effect of accounting change	$105.9	$89.8	$87.1
Income from discontinued operations, net of tax (2)	$5.9	$3.9	$2.9
Cumulative effect of accounting change, net of tax (3)	$—	$(1.3)	$—
Net income	$111.8	$92.4	$90.0
Diluted EPS:
Income from continuing operations before cumulative effect of accounting change	$1.66	$1.36	$1.26
Income from discontinued operations	0.09	0.06	0.04
Cumulative effect of accounting change	—	(0.02)	—

Net income	$1.75	$1.40	$1.30

(1)	The consolidated results for the twelve months ended December 31, 2003 and 2002 each include other charges of $12.2 million ($7.7 million after-tax, or $0.12 per diluted share) as previously described.

(2)	In September 2004, the Board of Directors approved a plan to sell our merchant acquiring business, at which time the held for sale criteria in SFAS 144 was met. We expect that the merchant acquiring business will be sold within a year of approving this plan. Consolidated results have been restated in our Management’s Discussion and Analysis and Financial Statements for discontinued operations.
(3)	The cumulative effect of accounting change expense of $1.3 million after-tax reflects the adoption of certain provisions of FIN 46 on December 31, 2003 as required for the synthetic lease on our St. Petersburg, Florida operations facility.

Consolidated Revenues

Year 2004 compared with Year 2003

Consolidated revenues in 2004 of $1.0 billion increased $117.8 million, or 12.8 percent, over 2003. Card Services revenues grew $39.6 million, or 7.2 percent, while Check Services experienced revenue growth of $78.1 million, or 21.1 percent.

Overall, our revenue growth was driven by acquisitions, strong growth in our North America card issuing and global check operations, and favorable currency rates, which more than offset the $5.6 million decline in software revenue and the annualization of the loss of a large customer in our Brazilian card operations in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $15.9 million in 2004.

Year 2003 compared with Year 2002

Consolidated revenues in 2003 of $921.7 million increased $14.9 million, or 1.6 percent, over 2002. Card Services revenues decreased $9.0 million, or 1.6 percent, while Check Services experienced revenue growth of $23.9 million, or 6.9 percent.

Overall, our revenue growth was driven by strong growth in our card issuer operations outside of South America and growth in our global check business, which offset the impact of the loss of a large customer in our Brazilian card issuer business in March 2003 and the loss of a large customer in our merchant processing business in the third quarter of 2002. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $6.7 million in 2003. The strengthening exchange rates of the British pound and Australian dollar more than offset the more volatile Brazilian real.

Consolidated Operating Expenses

Year 2004 compared with Year 2003

Consolidated operating expenses in 2004 of $859.9 million increased $86.3 million, or 11.2 percent, over 2003. Operating expenses for Card Services increased $21.3 million, or 5.0 percent, while Check Services increased $61.6 million, or 18.9 percent. Corporate expenses of $21.9 million increased $3.4 million over 2003. The 2003 consolidated operating expenses include $12.2 million of other charges. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating expenses by $14.0 million in 2004.

Costs of services in 2004 of $739.6 million increased $85.5 million, or 13.1 percent, over 2003. Card Services experienced a $30.3 million, or 8.0 percent, increase in costs of services primarily driven by a $6.2 million increase in card merchant processing interchange fees (costs of services included $69.0 million and $62.8 million of interchange fees in 2004 and 2003, respectively), a $5.6 million increase in reimbursable expenses, the Crittson and CariCard acquisitions, and unfavorable currency trends. Costs of services in Check Services increased $55.2 million, or 19.9 percent, driven by the Game Financial acquisition, growth in our cash access operations, as well as unfavorable currency trends.

Selling, general, and administrative (“SG&A”) expenses in 2004 of $120.3 million increased $13.0 million, or 12.2 percent, over 2003. Card Services experienced a $2.5 million, or 6.3 percent, increase in SG&A costs driven by higher international business development costs and the growth in North America card issuing operations, which more than offset the reduction in SG&A costs for the downsizing of our Brazilian card operations in March 2003. SG&A costs in Check Services increased $7.4 million, or 15.3 percent, as a result of the acquisition of Game Financial and the growth in our cash access operations. Corporate SG&A expense increased $3.1 million, or 16.3 percent, primarily due to higher audit fees related to Sarbanes-Oxley Section 404 compliance and higher employee benefit and relocation costs.

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

Year 2003 compared with Year 2002

Consolidated operating expenses in 2003 of $773.5 million increased $13.9 million, or 1.8 percent, over 2002. Operating expenses for Card Services decreased $6.6 million, or 1.5 percent, while Check Services increased $21.3 million, or 7.0 percent. Corporate expenses of $18.5 million decreased $0.8 million, or 4.1 percent, below 2002. Both 2003 and 2002 consolidated operating expenses include $12.2 million of other charges. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating expenses by $4.7 million in 2003.

Costs of services in 2003 of $654.1 million increased $17.0 million, or 2.7 percent, over 2002. Card Services experienced a $5.3 million, or 1.4 percent, decline in costs of services driven by a $23.2 million decrease in card merchant processing interchange fees due to the loss of a large customer in the third quarter of 2002 (costs of services included $62.8 million and $86.0 million of interchange fees in 2003 and 2002, respectively) and a decrease in our South American card issuing costs of services due to the loss of a large customer in our Brazilian card operation in March 2003. Costs of services in our card issuing businesses in the U.S., the U.K., and Australia increased due to strong volume growth. Costs of services in Check Services increased $22.3 million, or 8.7 percent, driven by volume growth in our global core check businesses, as well as incremental cash access costs of services attributable to the continued roll-out of services in 2003.

Selling, general, and administrative (“SG&A”) expenses in 2003 of $107.2 million decreased $3.1 million, or 2.8 percent, over 2002. Card Services experienced a $6.7 million, or 14.3 percent, decrease in SG&A costs driven by the downsizing of our Brazilian card operation in early 2003 and cost reductions in our U.K. card operation, which more than offset the incremental selling and administrative costs related to the acquisition of Netzee on December 31, 2002 and higher selling and administrative costs in card issuing, primarily in the U.S. SG&A costs in Check Services increased $2.6 million, or 5.8 percent, primarily driven by the growth in new client acquisitions during the year. Corporate SG&A expense increased $1.0 million, or 5.5 percent, primarily due to higher employee benefit and insurance costs.

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

Consolidated Operating Income

Year 2004 compared with Year 2003

Consolidated operating income in 2004 increased $31.4 million, or 21.2 percent, over 2003. Card Services operating income increased $18.4 million, or 15.0 percent, while Check Services operating income increased $16.5 million, or 37.0 percent. General corporate expense increased $3.4 million, over 2003. Our consolidated operating margin grew from 16.1 percent in 2003 to 17.3 percent in 2004. The 2003 consolidated operating income includes $12.2 million of other charges.

The operating income growth experienced in 2004 was primarily driven by acquisitions, revenue growth in our North American card issuing and global check operations, and improvement in our Check Services margin. Front-end proprietary risk modeling technology and improved collections, which reduced check guarantee net losses, and increased margins in cash access drove Check Services profitability. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating income by approximately $1.9 million in 2004.

Year 2003 compared with Year 2002

Consolidated operating income in 2003 increased $1.0 million, or 0.7 percent, over 2002. Card Services operating income declined $2.4 million, or 1.9 percent, while Check Services operating income increased $2.7 million, or 6.4 percent. General corporate expense declined $0.8 million, or 4.1 percent, below 2002. Combined operating margins were 16.1 percent in 2003 and 16.2 percent in 2002. Both 2003 and 2002 consolidated operating income includes $12.2 million of other charges.

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

Consolidated Other Income, Net

Consolidated other income, net, which principally consists of interest income and net foreign currency exchange gains, totaled $1.2 million, $2.3 million, and $1.1 million during 2004, 2003, and 2002, respectively. The higher 2003 amounts over the respective prior and current year periods is due primarily to income earned on temporary cash balances, primarily outside the U.S. Certain of these funds were transferred to the U.S. during 2004 and used to repay short-term borrowings under our revolving credit facility.

Consolidated Interest Expense

Interest expense in 2004, 2003, and 2002 totaled $12.9 million, $8.0 million, and $7.1 million, respectively. The increase in 2004 over the respective prior periods is driven by the issuance of our $200 million of five-year notes at 4.75 percent in September 2003, which resulted in a higher rate of interest. During 2004, we also incurred interest expense on our revolving credit facility related to borrowings for our acquisitions and share repurchases. In addition, the new lease accounting (FIN 46) on our St. Petersburg, Florida operations facility, which became effective on December 31, 2003, resulted in higher interest expense in 2004.

Our outstanding long-term debt at December 31, 2004 consists of 1) $199.5 million of five-year notes, which is net of unamortized discount, 2) $48.6 million of outstanding revolving credit facility borrowings used to partially fund our acquisitions and share repurchases during 2004, 3) $22.4 million of long-term notes payable related to our St. Petersburg, Florida synthetic lease resulting from the adoption of certain provisions of FIN 46 (see Notes 2 and 6 to the consolidated financial statements for further information), and 4) $3.5 million of capital lease obligations for computer and other equipment.

Effective Tax Rate

Our effective tax rates were 37.0 percent (before the cumulative effect of the accounting change) in both 2004 and 2003 and 38.3 percent in 2002. Our lower effective rates in 2004 and 2003 were driven by the implementation of certain international and state tax planning strategies. We expect our effective tax rate to be 37.5 percent in 2005, which includes the impact of the adoption of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2005. See “New Accounting Pronouncements” within this management’s discussion and analysis for further information.

Consolidated Net Income and Earnings per Share

Year 2004 compared with Year 2003

Consolidated net income in 2004 of $111.8 million increased $19.4 million, or 21.0 percent, compared to 2003, which includes the cumulative effect of a change in accounting principle charge of $1.3 million. Diluted earnings per share of $1.75 increased $0.35, or 25.0 percent, compared to 2003, which includes the cumulative effect of a change in accounting principle charge of $0.02. Income from continuing operations of $105.9 million in 2004 increased $16.0 million, or 17.8 percent, while income from discontinued operations of $5.9 million increased $2.0 million, or 52.3 percent. The discontinued operating results in 2004 benefited from $0.5 million of reduced after-tax amortization expense, in accordance with the requirements of SFAS 144, which requires amortization of long-lived assets to cease upon classification as held for sale.

The repurchase of 2.7 million shares of common stock in 2004 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding in 2004 by approximately 1.4 million shares.

Year 2003 compared with Year 2002

Consolidated net income, including the cumulative effect of a change in accounting principle in 2003, of $92.4 million increased $2.4 million, or 2.7 percent, compared to 2002, while diluted earnings per share in 2003, including the cumulative effect of the accounting change, of $1.40 increased $0.10, or 7.7 percent. Income from continuing operations of $89.8 million in 2003 increased $2.8 million, or 3.2 percent, while income from discontinued operations of $3.9 million increased $1.0 million, or 33.2 percent.

Both 2003 and 2002 consolidated net income includes $12.2 million of other charges ($7.7 million after-tax). As described earlier, we adopted certain provisions of FIN 46 on December 31, 2003 as required for the synthetic lease on our St. Petersburg, Florida operations facility. In conjunction with the adoption of these provisions of FIN 46, we recognized a cumulative effect of accounting change expense of $1.3 million after-tax, or $0.02 per diluted share.

The repurchase of 2.6 million shares of common stock in 2003 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding by approximately 1.0 million shares.

Segment Results

The following table summarizes our segment results for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(in millions)
Revenues:
Card Services	$590.4	$550.7	$559.7
Check Services	449.1	371.0	347.1

	$1,039.5	$921.7	$906.8

Operating Income:
Card Services	$140.5	$122.2	$124.6
Check Services	61.0	44.6	41.9

	201.6	166.7	166.5
General corporate expense	(21.9)	(18.5)	(19.3)

	$179.7	$148.2	$147.2

Card Services

Overview

Our card processing business in North America is concentrated in the community bank and credit union market segments. We have long-term contractual alliances with two trade associations representing independent community banks and credit unions in the U.S., the Independent Community Bankers of America (“the ICBA”) and Card Services for Credit Unions (“CSCU”), which expire in 2008 and 2009, respectively. In 2003, we entered into a ten-year agreement with IBM to provide data processing and related services for our U.S. operations, which replaced an existing arrangement we had with EDS. We expect to achieve significant cost savings and future operational flexibility through this arrangement. In March 2004, we acquired Crittson, a full-service provider of card and merchant processing services.

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

Over the past seven years, we pursued growth in international markets. In September 1998, Card Services expanded its operations into South America by acquiring a 59.3 percent interest in our card processing operation in Brazil, and subsequently acquired the remaining 40.7 percent ownership in May 2001. In June 1999, we started a card processing operation in the U.K., owning a 51 percent interest, and acquired full ownership in September 2000. In January 2000, we acquired Procard, a card processing operation in Chile. Also in 2000, we entered into a five-year agreement with a multi-national Australian-based financial institution to process cards issued in Australia, New Zealand, the U.K., and Ireland, with operations commencing in the second quarter of 2001. This financial institution is serviced from our card processing operation in Australia, as well as from our card processing operation in the U.K. In 2003, we entered into an eight-year agreement with a Thailand financial institution to process its VISA and MasterCard credit cards and unsecured personal loans. This financial institution is also serviced from our card processing operation in Australia. Card Services plans to pursue further card processing opportunities in the Asia Pacific Region, utilizing our Australian operation as the processing center. In August 2004, we acquired CariCard, further expanding our Card Services in the Caribbean.

As mentioned previously, in September 2004, the Board of Directors approved a plan to sell our merchant acquiring business, at which time, the held for sale criteria in SFAS 144 were met; therefore, our financial statements reflect the merchant acquiring business as a discontinued operation. The results of operations are treated as income from discontinued operations, net of tax, and separately stated in the consolidated statements of income, below income from continuing operations. The merchant acquiring operations were historically included in the Card Services segment. We plan to continue to operate the institution processing business, which we believe is complementary to our card issuing business. We expect that the merchant acquiring business will be sold within a year of approving this plan.

Year 2004 compared with Year 2003

Card Services revenues of $590.4 million in 2004 increased $39.6 million, or 7.2 percent, over 2003, primarily attributable to growth in North America card issuing, the acquisitions of Crittson and CariCard, and favorable currency trends, which more than offset the $5.6 million decline in software revenue and the annualization of the loss of a large customer in our Brazilian card operations in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $7.9 million in 2004. At December 31, 2004, we were processing 48.9 million cards compared to 46.4 million at December 31, 2003.

North American card issuing revenues of $405.9 million in 2004 increased $36.0 million, or 9.7 percent, over the prior year revenues of $369.8 million. This increase was fueled by new customer signings, growth in e-banking and card loyalty programs, an account activation initiative, and the acquisition of Crittson in March 2004. North American card transactions increased 4.7 percent over the prior year, with debit card transaction growth of 8.5 percent and credit card transaction growth of 2.7 percent. We added approximately 0.5 million domestic cards during 2004, increasing our domestic card base to 23.8 million at December 31, 2004.

International card issuing revenues of $96.7 million in 2004 increased $4.0 million, or 4.4 percent, over the prior year revenues of $92.7 million, driven by new account growth, favorable currency trends, and the acquisition of CariCard in August 2004, which more than offset the comparative impact of the loss of a large customer in our Brazilian card operations in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $7.9 million in 2004. International card growth totaled 1.9 million cards in 2004, an 8.4 percent increase over 2003.

Merchant processing revenues (from continuing operations) of $81.8 million in 2004 increased $5.2 million, or 6.7 percent, compared to $76.6 million in 2003, driven by interchange pass-through revenue, which more than offset the decline in revenue, net of interchange fees, due to change in mix of business and price modifications. Interchange pass-through revenue grew from $62.8 million in 2003 to $69.0 million in 2004, an increase of $6.2 million.

Card issuing software and support revenue of $6.0 million decreased $5.6 million compared to 2003 revenue of $11.6 million, attributable to a large software implementation and consulting project that was substantially completed in late 2003.

Card Services operating income of $140.5 million in 2004 increased $18.4 million, or 15.0 percent, compared to operating income of $122.2 million in 2003, which includes $11.5 million of other charges. Revenue growth in North America card issuing and acquisitions drove this growth, which more than offset the decline in software profits and the annualization of the loss of a large customer in our Brazilian card operations in March 2003. The impact of changes of certain foreign currencies against the U.S. dollar had only a minimal impact on our U.S. dollar operating income in 2004.

Year 2003 compared with Year 2002

Card Services revenues of $550.7 million in 2003 decreased $9.0 million, or 1.6 percent, below 2002. The loss of a large customer in our Brazilian card operation, which discontinued using our card processing services at the beginning of March 2003 and the loss of a large customer in our merchant processing business, which was acquired and moved its account to its new owner’s processor in the third quarter of 2002, were the largest drivers behind this decline. We experienced strong growth in card issuing revenue outside of South America, while card issuing software and support revenue grew $2.1 million, attributable to a large software implementation and consulting project that commenced in late 2002. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.6 million in 2003. The strengthening exchange rates of the British pound and Australian dollar more than offset the more volatile Brazilian real. At December 31, 2003, we were processing 46.4 million cards. During 2003, we added approximately 4.5 million new cards to our global portfolio, which was offset by a 4.7 million card old base reduction for planned deconversions and deletion of inactive cards in our international operations.

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

International card issuing revenues of $92.7 million in 2003 decreased $26.4 million, or 22.2 percent, primarily driven by the loss of a large customer in our Brazilian card operation in March 2003. Outside of South America, our revenue growth was driven by the launch of new products and services, as well as volume growth on our existing customer base in both the U.K. and Australia. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.6 million in 2003. The strengthening exchange rates of the British pound and Australian dollar more than offset the more volatile Brazilian real. During 2003, we added approximately 3.6 million new cards to our international portfolio, which was offset by a 4.7 million card old base reduction for planned deconversions and deletion of inactive cards.

Merchant processing revenues (from continuing operations) of $76.6 million in 2003 decreased $25.1 million, or 24.7 percent, below the prior year. The loss of a large customer in the third quarter of 2002 and lower debit interchange rates contributed to a reduction in interchange pass-through revenue from $86.0 million in 2002 to $62.8 million in 2003, a change of $23.2 million. Net of interchange pass-through, revenues in 2003 were below the prior year by $2.0 million, or 12.4 percent.

Card issuing software and support revenue of $11.6 million increased $2.1 million over the prior year attributable to a large software implementation and consulting project that commenced in late 2002.

Card Services operating income of $122.2 million in 2003, which includes $11.5 million of other charges, decreased $2.4 million, or 1.9 percent, compared to operating income of $124.6 million in 2002, which includes $6.1 million of other charges. We experienced growth in our card issuing operations outside of South America, driven by strong top-line growth and cost efficiencies around the globe, including a reduction in our workforce that occurred in late 2002 and reduced data processing costs in the U.S. as a result of our new data processing agreement with IBM; however, these factors were more than offset by a $5.4 million increase in other charges over 2002 and the negative impacts of the loss of a large customer in our Brazilian card operation in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar operating income by approximately $0.9 million in 2003. The strengthening exchange rates of the British pound and Australian dollar more than offset the more volatile Brazilian real.

Check Services

Overview

We believe check writing has begun to decline as a total percentage of point-of-sale payments due, in part, to the growing use of debit and credit cards. At the same time, however, demand for our services is strong due to factors that include increasing sophistication of check fraud and higher concentration of bad checks written at the point-of-sale due to a trend of higher credit quality consumers paying more with credit and debit cards and writing fewer checks. These factors are contributing to a growing reliance of retailers and other businesses on outside vendors, such as us, to provide check risk management services. In recent years, we have introduced several new products for existing and new markets, including payroll check cashing and third-party check collections. Also, in March 2004, we acquired Game Financial, a provider of debit and credit card cash advances, ATM access and check cashing services in gaming institutions.

Year 2004 compared with Year 2003

Check Services revenues of $449.1 million in 2004 increased $78.1 million, or 21.1 percent, over 2003, driven by increased retail check volumes, new customer signings, growth in our cash access operations, increased third-party collections, and the acquisition of Game Financial. In addition, the strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $8.0 million in 2004. The face amount of checks we authorized totaled $40.3 billion in 2004 as compared to $35.2 billion in 2003. Guarantee volumes grew from $28.0 billion in 2003 to $30.1 billion in 2004, a 7.2 percent increase over the prior year.

North American check revenues of $374.9 million increased $67.1 million, or 21.8 percent, compared with revenues of $307.8 million in 2003, driven by a stronger economy, an improving job market, and new domestic customers. Also, the continued rollout of new check cashing locations and the acquisition of Game Financial contributed to North America revenue growth. The face amount of checks we authorized in the U.S. totaled $36.5 billion in 2004 as compared to $31.8 billion in 2003.

International check revenues of $74.2 million in 2004 increased $11.0 million, or 17.5 percent, over 2003 revenues of $63.2 million due primarily to favorable currency trends and higher volumes. The strengthening of the British pound against the U.S. dollar increased our U.S. dollar revenues by approximately $8.0 million in 2004. The face amount of checks we authorized internationally increased to $3.8 billion in 2004 as compared to $3.4 billion in 2003.

Check Services operating income of $61.0 million in 2004 increased $16.5 million, or 37.0 percent, compared to operating income of $44.6 million in 2003, which includes $1.0 million of other charges. The growth in Check Services operating income is primarily attributable to top-line growth and improvement in our domestic margin, as well as the acquisition of Game Financial in March 2004. Front-end proprietary risk modeling technology and improved collections, which reduced check guarantee net losses, and increased margins in cash access drove profitability. The strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar operating income by approximately $2.0 million in 2004.

Year 2003 compared with Year 2002

Check Services revenues of $371.0 million in 2003 increased $23.9 million, or 6.9 percent, over 2002, driven by volume growth and new customer signings in both our domestic and international check operations. The strengthening of the foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $5.1 million in 2003. The face amount of checks we authorized totaled $35.2 billion in 2003 as compared to $35.0 billion in 2002. Guarantee volumes grew from $26.7 billion in 2002 to $28.0 billion in 2003, a 5.2 percent increase over the prior year.

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

Check Services operating income of $44.6 million in 2003, which includes $1.0 million of other charges, increased $2.7 million, or 6.4 percent, compared to operating income of $41.9 million in 2002, which includes $4.7 million of other charges. The growth in Check Services operating income is attributable to $3.7 million lower other charges in 2003, which more than offset the negative impact of lower-margin new customer signings, mix shifts, and economic factors, as well as incremental check cashing start-up costs in 2003 compared to 2002. The strengthening of the foreign currencies against the U.S. dollar increased our U.S. dollar operating income by approximately $1.1 million in 2003.

General Corporate Expense

Year 2004 compared with Year 2003

General corporate expense of $21.9 million in 2004 increased $3.4 million, or 18.3 percent, compared to $18.5 million in 2003, which includes $(0.3) million of market value recoveries on our collateral assignment in life insurance policies. The increase in general corporate expense is due in large part to higher audit fees related to Sarbanes-Oxley Section 404 compliance and higher employee-related costs including benefits and relocation.

Year 2003 compared to Year 2002

General corporate expense of $18.5 million in 2003, which includes $(0.3) million of market value recoveries on our collateral assignment in life insurance policies, decreased $0.8 million, or 4.1 percent, compared to general corporate expense of $19.3 million in 2002, which includes $1.4 million of severance and market value losses on our collateral assignment in life insurance policies. The decline in general corporate expense is attributable to the $1.7 million decrease in other charges in 2003, which more than offset the growth in general corporate expense driven by higher insurance and employee benefits costs in 2003 compared to 2002.

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

In conjunction with the spin-off from Equifax, we made a cash payment to Equifax in the amount of $275 million in July 2001 to reflect Certegy’s share of Equifax’s pre-distribution debt used to establish our initial capitalization. This payment was funded through $400 million of unsecured revolving credit facilities we obtained. Since that time, we have used available cash flow to reduce our outstanding balance on these facilities and on September 10, 2003, we used the proceeds from our offering of 4.75 percent fixed rate five-year notes with a face value of $200 million to pay down the remaining revolver balance.

On March 1, 2004, we completed the purchases of Game Financial and Crittson and on August 6, 2004, we completed the purchase of CariCard. These acquisitions had a combined cash purchase price of $45.5 million, net of $24.6 million of cash acquired and additional consideration adjustments settled during 2004. Approximately $5.8 million of the Crittson purchase price, which represents the merchant acquiring operations, was reclassified to discontinued operations (see Note 5 to the consolidated financial statements for further information). We funded these acquisitions through borrowings on our revolving credit facility and as of December 31, 2004, had $48.6 million outstanding on this facility. A majority of the cash acquired with these acquisitions relates to Game Financial, which provides check cashing and cash advance services for the gaming industry. In certain casino locations, Game Financial maintains cash access booths, where consumers can cash personal checks, and various “point-of-sale” devices, where cash advance services are facilitated. These point-of-sale devices include PC’s, kiosks, and ATMs. In other casino locations, these transactions are conducted in the casino’s own cage operation by casino employees using Game Financial’s system.

Additionally, we repurchased approximately 2.7 million shares of our common stock in 2004 at a total cost of $96.5 million. In May 2004, our Board of Directors approved a $100 million share repurchase program. At December 31, 2004, we had $43.3 million remaining under this program.

Cash flow from operations is expected to be strong in 2005. Our cash needs for 2005 will be primarily related to capital expenditures and payment of dividends. We expect our capital expenditures for 2005 to approximate $60 million to $65 million, which includes approximately $8 million of spending that was previously expected to have occurred in 2004, as well as spending associated with new contract acquisition costs. We plan to use a significant portion of our remaining available cash flow to repurchase our common shares; however, the extent of share repurchases could change based upon acquisition opportunities. Additionally, we currently anticipate that the proceeds from the sale of our merchant acquiring business will be used to pay down our revolving credit facility borrowings; however, the use of this cash could also change based upon acquisition opportunities.

Our revolving credit facility includes certain limitations on cash transfers amongst Certegy and its subsidiaries. Additionally, during 2002, we determined that our investments in certain foreign subsidiaries are permanently invested and will not be repatriated to the U.S. in the foreseeable future. U.S. tax consequences on the undistributed earnings of these subsidiaries are no longer considered in the tax provision calculation in accordance with APB Opinion No. 23. Any future change in management’s plans regarding reinvestment of these earnings will require us to accrue for the additional tax impact of any amounts no longer permanently reinvested. This accrual would be recorded at the time management determines that these earnings are no longer permanently reinvested.

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

Year 2004 compared with Year 2003

Operating Activities. We continue to generate significant cash flows from our operating activities. Operating cash flows totaled $144.8 million in 2004, which represents an increase of $13.0 million compared to 2003. The 2004 cash flow generated from net income was $111.8 million, adjusted for income from discontinued operations of $5.9 million, depreciation and amortization of $47.4 million, deferred taxes of $3.7 million, and other amortization and non-cash items of $14.5 million. Cash outflow from changes in assets and liabilities was $19.3 million as compared to $25.6 million in the prior year driven by improved cash flow for net claims accounts, attributable to risk modeling technology and improved collections which reduced check guarantee net losses in 2004, and reduced cash outflow for other long-term assets, offset by the impact of the timing of collections on receivables.

We used our cash flow from operating activities primarily to reinvest in our existing businesses through expenditures for equipment and systems development, as well as to repurchase shares, make dividend payments, and partially fund our acquisitions of Game Financial, Crittson, and CariCard.

Investing Activities. Capital expenditures in 2004 totaled $40.9 million, which represents a decrease of $2.8 million compared to the prior year. Capital expenditures in 2004 were primarily for processing equipment and software in our global card issuing operations and systems development for new products and services. The acquisitions of Game Financial, Crittson, and CariCard totaled $39.7 million, which is net of cash acquired.

Financing Activities. Net borrowings on our revolving credit facility in 2004 totaled $48.6 million, which were primarily related to the acquisitions and share repurchases. We repurchased approximately 2.7 million shares of common stock in 2004 at a total cost of $96.5 million. Proceeds from the exercise of stock options in 2004 totaled $11.3 million, compared with $5.5 million in the prior year. Dividend payments to shareholders, which we began to pay in the fourth quarter of 2003, totaled $12.6 million in 2004.

Discontinued Operations. Cash provided by discontinued operations was $6.1 million in 2004, compared to $1.5 million in 2003, consisting of operating cash flows of $12.1 million in 2004 compared to $6.3 million in the prior year, and investing cash outflows of $6.0 million in 2004 compared to $4.7 million in 2003. The increase in operating cash flows is primarily driven by deferred income taxes on acquired merchant portfolios. Investing cash outflows in 2004 consist of $0.2 million of capital expenditures and $5.8 million for the acquisition of the merchant acquiring portfolio of Crittson. Investing cash outflows in 2003 consist of $0.2 million for capital expenditures and $4.5 million for the acquisition of a merchant portfolio.

Year 2003 compared with Year 2002

Operating Activities. We generated significant cash flow from operating activities, totaling $131.8 million in 2003, an increase of $12.0 million compared to 2002. The 2003 cash flow was produced from net income of $92.4 million, adjusted for income from discontinued operations and the cumulative effect of a change in accounting principle charge of $3.9 million and $1.3 million, respectively, depreciation and amortization of $42.0 million, deferred taxes of $13.8 million, and other amortization and non-cash items of $11.8 million. Cash outflow from changes in assets and liabilities was $25.6 million as compared to $25.4 million in the prior year.

We used our cash flow from operating activities primarily to reinvest in our existing businesses through expenditures for equipment and systems development. We also used operating cash flows to repay temporary borrowings on our revolving credit facility and to fund treasury stock purchases.

Investing Activities. Capital expenditures in 2003 of $43.7 million decreased $5.2 million below the prior year period. Capital expenditures in 2003 were primarily for processing equipment and software in our global card issuing operations, systems development for new products and services, and capital investment for our check cashing program.

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

We repurchased 2.6 million shares of common stock during 2003 at a total cost of $73.6 million. There were $79.6 million of common stock repurchases during the prior year period. Proceeds from the exercise of stock options in 2003 totaled $5.5 million, compared with $15.9 million in the prior year period. In August and November 2003, the Board of Directors approved a quarterly common stock dividend of $0.05 per share, which were paid on October 15, 2003 and January 15, 2004, respectively. The amount of the quarterly dividend paid in 2003 was $3.2 million.

Discontinued Operations. Cash provided by discontinued operations was $1.5 million in 2003, consisting of operating cash flows of $6.3 million and investing cash outflows of $4.7 million in 2003 for capital expenditures and the acquisition of a merchant portfolio, compared to operating cash flows of $6.8 million in 2002.

General

Revolving Credit Facility. In September 2003, we cancelled our $300 million revolving credit facility and replaced it with a new $200 million revolving credit facility, which expires in September 2006. The new facility has substantially the same terms as the former facility, except there are no subsidiary guarantees. The new facility bears interest at an annual rate of LIBOR plus 100 basis points and contains certain financial covenants related to interest coverage and funded debt to cash flow. Borrowings on the new facility are available to meet working capital needs and to fund strategic acquisitions and the periodic repurchase of shares when deemed appropriate. The amount outstanding under the facility at December 31, 2004 was $48.6 million. There was no outstanding balance under this facility at December 31, 2003.

We also have an unsecured revolving credit facility that provides advances to finance our customers’ shortfalls in the daily funding requirements associated with our credit and debit card settlement operations. Upon renewal of this facility in June 2003, we lowered the total available borrowing amount from $130 million to $100 million. Outstanding borrowings on this credit facility are classified as part of our settlement payables in the consolidated balance sheets. There were no amounts outstanding under this facility at December 31, 2004 or December 31, 2003.

Contractual Obligations. In 2003, we entered into a ten-year agreement with IBM, which replaced our existing agreement with EDS for U.S. data processing services. The transition from EDS to IBM was completed in the third quarter of 2003.

The following table summarizes our significant contractual obligations and commitments as of December 31, 2004:

	Payments due by
	Total	Less than 1 year	1 to 3 years	4 to 5 years	Thereafter
	(in millions)
Long-term debt, excluding discount and capital leases (Note 6)	$271.0	$—	$48.6	$222.4	$—
Operating leases (Note 10)	46.6	11.1	17.0	9.3	9.2
Capital leases (Note 6)	5.1	1.4	2.8	0.9	—
Data processing agreement obligations (Note 10)	254.6	37.7	68.4	52.1	96.4

Total	$577.3	$50.2	$136.8	$284.7	$105.6

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

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We entered into synthetic operating leases in order to provide us with favorable financing arrangements with regard to the facilities subject to the leases. The first synthetic lease on our Madison, Wisconsin facility of $10.1 million was entered into in 1997 and the second synthetic lease on our St. Petersburg, Florida operations facility of $23.2 million was entered into in 1999, both of which expire in 2009. Under these synthetic lease arrangements, we have guaranteed the residual value of the leased properties to the lessors. In the event the properties are sold by the lessors at the end of the lease terms, we would be responsible for any shortfall of the sales proceeds under $26.2 million, which approximates 79 percent of the value of the properties at the beginning of the lease terms. Based on the current fair market values of the leased properties, we do not expect to be required to make payments under these residual value guarantees. On December 31, 2003, we adopted certain provisions of FIN 46, which required us to consolidate our St. Petersburg, Florida operations facility in our consolidated financial statements.

As described in Note 2 to the consolidated financial statements, we have an interest rate swap arrangement in effect that fixes the interest rate for one of our variable rate synthetic lease obligations. This derivative has been designated as a cash flow hedge, was documented as fully effective, and at December 31, 2004, was valued as a liability totaling $1.2 million.

Related Parties. We do not have any material related party transactions.

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

Reserves for Card Processing and Check Guarantee Losses. We recognize a reserve for estimated losses related to our card issuing and merchant acquiring businesses based on historical experience and other relevant factors. In our card issuing business, we record estimates to accrue for losses resulting from transaction processing errors. We utilize a number of systems and procedures within our card issuing business in order to minimize such transaction processing errors from occurring. In our merchant acquiring business, if, due to the insolvency or bankruptcy of the merchant or other reasons, we are not able to collect amounts from our merchant customers for cardholder chargebacks, we must bear the credit risk for the full amount of the cardholder transaction. We require cash deposits and other types of collateral from certain customers to minimize any such risk. In addition, we utilize a number of systems and procedures to manage risk and believe that the diversification of our merchant customers among industries and geographic regions minimizes our risk of loss. Card processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future. Such factors include the general economy and the credit quality of customers. Once these factors are considered, we assess the reserve adequacy by comparing the recorded reserve to the estimated amount based on an analysis of the current trend changes or specific anticipated future events. Any adjustments are charged to costs of services. These card processing loss reserve amounts are subject to risk that actual losses may be greater than our estimates. At December 31, 2004 and December 31, 2003, we had aggregate card processing loss reserves of $0.9 million and $1.1 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

As further discussed in Note 5 to the consolidated financial statements, in September 2004, the Board of Directors approved a plan to sell our merchant acquiring business; therefore, our financial statements reflect the merchant acquiring business as discontinued operations. The portion of the card processing loss reserve related to the merchant acquiring business has not been reclassified to discontinued operations in the consolidated balance sheets as, upon the ultimate sale of the merchant acquiring business, we may retain the credit risk for cardholder transactions that we processed prior to the sale.

In our check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, we reimburse our merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of our check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of our customer volumes, statistical analysis of check fraud trends within our customer volumes, and the quality of returned checks. Once these factors are considered, we establish a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to costs of services. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than our estimates. We had accrued claims payable and accrued claims recoverable balances of $36.2 million and $39.3 million at December 31, 2004 and $38.3 million and $46.5 million at December 31, 2003, respectively. We recorded card processing losses and check guarantee losses, net of anticipated recoveries excluding service fees, of $170.0 million, $174.6 million, and $166.7 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

Historically, such estimation processes have proven to be materially accurate; however, our projections of probable card processing losses, check guarantee losses, and anticipated recoveries are inherently uncertain, and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. We recorded card processing losses and check guarantee losses, net of anticipated recoveries excluding service fees, of $170.0 million, $174.6 million, and $166.7 million, respectively, for the years ended December 31, 2004, 2003, and 2002. A one percent increase in our card processing losses and check guarantee losses, net of anticipated recoveries excluding service fees, in 2004 would have reduced 2004 net income by approximately $1.1 million after-tax.

Valuation of Goodwill and Other Long-Lived Assets. Goodwill and certain other intangible assets are tested for impairment at least annually in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), and all other long-lived assets are tested for impairment in accordance with SFAS 144. We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill and other long-lived assets (property and equipment, other intangible assets, systems development and capitalized contract costs, and other assets) may be impaired or not recoverable. Significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. In evaluating our long-lived assets other than goodwill for possible impairment, management estimates the asset’s future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life. In the opinion of management, goodwill and other long-lived assets are appropriately valued at December 31, 2004 and 2003.

We make certain estimates, assumptions, and projections about our financial performance and our industry that affect the determination of the expected future cash flows used in our impairment tests. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in these impairment tests. Should we be unable to achieve certain of our business plans, this could have a future impact on management’s opinion regarding the valuation of assets, which could result in an impairment.

Income Taxes. We record income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that exist between the tax bases and financial reporting bases of our assets and liabilities, based on enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of a deferred tax asset will not be realized. At present, all Brazilian deferred tax assets are fully reserved in our valuation allowance. Brazil currently has approximately $30 million of net operating losses that are subject to restrictions on utilization. No provision is made for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

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

For the years ended December 31, 2004, 2003, and 2002, management made no material changes in its assumptions regarding the determination of the provision for income taxes, except that during 2002, we determined that our investments in certain foreign subsidiaries are permanently invested and will not be repatriated to the U.S. in the foreseeable future. U.S. tax consequences on the undistributed earnings of these subsidiaries are no longer considered in the tax provision calculation in accordance with APB Opinion No. 23. At December 31, 2004, there are approximately $41.7 million of undistributed net earnings for which no additional U.S. tax has been provided. The U.S. recently enacted a one-time tax reduction on cash distributions of these undistributed foreign earnings, which by election could apply in 2004. We did not make this election for 2004 and at this time intend to keep our undistributed earnings reinvested in foreign operations. Any future change in management’s plans regarding reinvestment of these earnings will require us to accrue for the additional tax impact of any amounts no longer permanently reinvested. This accrual would be recorded at the time management determines that these earnings are no longer permanently reinvested.

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

For the year ended December 31, 2004, our provision for income taxes from continuing operations was $62.1 million, consisting of $65.6 million for current tax expense and $3.5 million for deferred tax benefit. Our pre-tax earnings from continuing operations for financial reporting purposes have historically been higher than taxable income due primarily to deductions for stock option exercises not included in pre-tax income for financial reporting, amortization of software development, and the special bonus depreciation allowance. Our pre-tax earnings for financial reporting are less than taxable income in 2004 due primarily to accelerated collection of accrued check guarantee claims and an increase in net employee benefit accruals. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. A one percent change in the effective tax rate from 37.0 percent in 2004 to 38.0 percent would have increased the 2004 income tax provision by $1.7 million.

Employee Benefit Obligations. The plan obligations and related assets of our defined benefit retirement and postretirement plans are presented in Note 9 to the consolidated financial statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual net periodic benefit cost are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases, and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. The expected long-term rate of return on plan assets was made considering the plan asset mix, historical returns on equity securities, and expected yields to maturity for debt securities.

For calculating retirement plan expense, a market-related value of assets is used. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year. While the asset return and interest rate environment have negatively impacted the funded status of our U.S. retirement plan, we do not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. We did not contribute to the plan in 2004 and do not anticipate contributing to the plan in 2005. Information about the expected future employer contributions and benefit payments for our employee benefit plans are detailed in Note 9 to the consolidated financial statements.

Net periodic benefit cost for our employee retirement and postretirement plans for the years ended December 31, 2004, 2003, and 2002 were $3.9 million, $1.4 million, and $0.5 million, respectively, which includes $4.4 million, $4.3 million, and $4.3 million of expected return on plan assets.

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

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on January 1, 2005, using the Black-Scholes-Merton option valuation model.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all shared-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS 123(R) using the modified retrospective method, restating all prior periods.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We expect the impact of adoption of SFAS 123(R) will reduce 2005 diluted earnings per share by approximately $0.08 to $0.09, and will result in an effective tax rate of 37.5%. Had we adopted SFAS 123(R) in prior periods, net income and earnings per share would have been reduced to the following pro forma amounts:

	2004	2003	2002
	(In thousands, except per share amounts)
Net income:
As reported	$111,810	$92,402	$89,984
Pro forma	$103,612	$84,706	$79,640
Earnings per share (basic):
As reported	$1.78	$1.42	$1.32
Pro forma	$1.65	$1.30	$1.17
Earnings per share (diluted):
As reported	$1.75	$1.40	$1.30
Pro forma	$1.62	$1.29	$1.15

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.2 million, $1.3 million, and $3.8 million in 2004, 2003 and 2002, respectively.

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

The Brazilian market is characterized by economic uncertainty that causes volatility in currency values, and historically has resulted in severe inflationary pressures. Notwithstanding this uncertainty, we believe that the long-term prospects offered by the Brazilian market are attractive and our continued focus on growing our Brazilian business and attaining cost efficiencies should provide us with a cost structure that can withstand short-term declines in business driven by the uncertain market and the loss of a large customer in March 2003.

Our Brazilian operations had net assets of approximately $110.2 million at December 31, 2004, which includes a net equity reduction of $87.1 million as a result of cumulative foreign currency translation. Pursuant to SFAS 142 and SFAS 144, these assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at December 31, 2004 and 2003; however, if we are unable to achieve our business plans and improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this could have an impact on our opinion regarding the valuation of these assets, which could lead to an impairment charge against net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on analysis completed and described below, we do not believe that we are exposed to material market risk from changes in interest rates or foreign currency exchange rates.

Interest rates. We have an unsecured revolving credit facility and a synthetic lease obligation that have variable interest rates; therefore, we are exposed to the impact of interest rate fluctuations. This risk is somewhat mitigated by our ability to fix the base LIBOR rate for periods of up to six months on our revolving credit facility and by using interest rate swap arrangements. Amounts outstanding under the revolving credit facility at December 31, 2004 were $48.6 million, while the balance on our synthetic lease obligation at December 31, 2004 was $22.4 million. We have performed an interest rate sensitivity analysis assuming a 100 basis point increase in LIBOR for our outstanding revolving credit facility borrowings and synthetic lease obligation and the increase in interest expense would be immaterial in 2004 and 2003.

Foreign currency exchange rates. Approximately 15.8 percent of our consolidated revenues for the year ended December 31, 2004 and 37.3 percent of our consolidated assets at December 31, 2004 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent higher appreciation against our non-U.S. dollar denominated businesses, consolidated revenues and operating income would have been reduced by $14.9 million and $1.3 million, respectively, in 2004, and $15.6 million and $0.6 million, respectively, in 2003. We may use derivative financial instruments in the future if we deem it useful in mitigating an exposure to foreign currency exchange rates. The cumulative translation adjustment, largely related to our investment in our Brazilian card processing operation, was a $58.6 million and $75.1 million reduction of shareholders’ equity at December 31, 2004 and 2003, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders

Certegy Inc.

We have audited the accompanying consolidated balance sheets of Certegy Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certegy Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for a variable interest entity upon adoption of certain provisions of Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” on December 31, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Certegy Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 11, 2005

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders

Certegy Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Certegy Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Certegy Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Certegy Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Certegy Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Certegy Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 11, 2005

Management’s Annual Report on Internal Control over Financial Reporting

Certegy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under those rules, internal control over financial reporting is defined as a process designed by, or under the supervision of, Certegy’s principal executive and principal financial officers, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Certegy’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of Certegy’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Certegy’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Certegy’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, management believes that Certegy’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of Certegy’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

March 11, 2005

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues (Note 2)	$1,039,506	$921,734	$906,791

Operating expenses:
Costs of services (Note 2)	739,600	654,099	637,123
Selling, general and administrative	120,252	107,217	110,269
Other (Note 3)	—	12,203	12,230

	859,852	773,519	759,622

Operating income	179,654	148,215	147,169
Other income, net	1,207	2,339	1,119
Interest expense	(12,914)	(7,950)	(7,120)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle.	167,947	142,604	141,168
Provision for income taxes	(62,071)	(52,764)	(54,110)

Income from continuing operations before cumulative effect of a change in accounting principle	105,876	89,840	87,058
Income from discontinued operations, net of taxes of $3,595, $2,288, and $1,854, respectively (Note 5)	5,934	3,897	2,926
Cumulative effect of a change in accounting principle, net of $832 income tax benefit (Note 2)	—	(1,335)	—

Net income	$111,810	$92,402	$89,984

Basic earnings per share (Note 2):
Income from continuing operations before cumulative effect of a change in accounting principle	$1.69	$1.38	$1.28
Income from discontinued operations	0.09	0.06	0.04
Cumulative effect of a change in accounting principle	—	(0.02)	—

Net income	$1.78	$1.42	$1.32

Average shares outstanding	62,818	65,094	68,254

Diluted earnings per share (Note 2):
Income from continuing operations before cumulative effect of a change in accounting principle	$1.66	$1.36	$1.26
Income from discontinued operations	0.09	0.06	0.04
Cumulative effect of a change in accounting principle	—	(0.02)	—

Net income	$1.75	$1.40	$1.30

Average shares outstanding	63,966	65,870	69,033

Dividends declared per share of common stock	$0.20	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$41,801	$22,280
Settlement deposits	44,855	26,128
Trade accounts receivable, net of allowance for doubtful accounts of $2,175 and $1,883 in 2004 and 2003, respectively	120,767	103,285
Settlement receivables	49,861	59,196
Claims recoverable	39,316	46,478
Other receivables	48,053	26,907
Other current assets (Note 2)	22,236	23,304
Assets held for sale (Note 5)	41,828	35,826

Total current assets	408,717	343,404
Property and equipment, net (Note 2)	61,490	58,897
Goodwill, net (Note 2)	232,941	187,627
Other intangible assets, net (Note 2)	25,506	10,332
Systems development and capitalized contract costs, net	123,135	119,770
Other assets, net (Note 2)	70,420	65,326

Total assets	$922,209	$785,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$56,764	$40,237
Settlement payables	94,716	85,324
Claims payable	36,204	38,270
Compensation and benefit liabilities	19,384	20,535
Income taxes payable	14,398	8,012
Other payables	22,882	10,855
Other current liabilities (Note 2)	28,271	29,496
Liabilities related to assets held for sale (Note 5)	17,719	11,536

Total current liabilities	290,338	244,265
Long-term debt (Note 6)	273,968	222,399
Deferred income taxes (Note 7)	40,295	44,076
Other long-term liabilities	17,545	13,477

Total liabilities	622,146	524,217

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 69,507 shares issued and 62,383 and 64,352 shares outstanding in 2004 and 2003, respectively	695	695
Paid-in capital	253,995	249,351
Retained earnings	325,681	226,495
Deferred compensation	(9,648)	(10,187)
Accumulated other comprehensive loss (Note 2)	(59,194)	(75,854)
Treasury stock, at cost; 7,124 and 5,155 shares in 2004 and 2003, respectively	(211,466)	(129,361)

Total shareholders’ equity	300,063	261,139

Total liabilities and shareholders’ equity	$922,209	$785,356

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$111,810	$92,402	$89,984
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations (Note 5)	(5,934)	(3,897)	(2,926)
Depreciation and amortization	47,449	42,030	39,050
Amortization of deferred compensation and financing costs	6,294	5,438	5,069
Income tax benefit from exercise of stock options	3,206	1,298	3,772
Cumulative effect of a change in accounting principle	—	1,335	—
Other non-cash items	5,031	5,045	4,957
Deferred income taxes	(3,706)	13,759	5,340
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(22,516)	(1,891)	(5,191)
Current liabilities, excluding settlement and claims payable	(4,086)	(4,725)	(6,258)
Claims accounts, net	5,225	(5,092)	(2,031)
Other current assets	2,713	(2,077)	(3,660)
Other long-term liabilities	3,466	(141)	(279)
Other long-term assets	(4,135)	(11,665)	(7,971)

Net cash provided by operating activities	144,817	131,819	119,856

Cash flows from investing activities:
Capital expenditures	(40,908)	(43,747)	(48,961)
Acquisitions, net of cash acquired (Note 4)	(39,721)	—	(10,433)

Net cash used in investing activities	(80,629)	(43,747)	(59,394)

Cash flows from financing activities:
Net additions to (repayments of) revolving credit facilities	48,600	(214,200)	(15,800)
Proceeds from note issuance, net of discount and payment of debt issuance costs	—	196,130	—
Treasury stock purchases	(96,502)	(73,550)	(79,554)
Dividends paid	(12,633)	(3,242)	—
Proceeds from exercise of stock options	11,291	5,502	15,935
Other	(1,151)	(32)	(359)

Net cash used in financing activities	(50,395)	(89,392)	(79,778)

Effect of foreign currency exchange rates on cash	(390)	7,886	(991)

Net cash provided by discontinued operations (Note 5)	6,118	1,548	6,799

Net cash provided (used)	19,521	8,114	(13,508)
Cash and cash equivalents, beginning of year	22,280	14,166	27,674

Cash and cash equivalents, end of year	$41,801	$22,280	$14,166

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2001	68,836	$688	$232,099	$50,568	$(3,651)	$(67,839)	$—	$211,865	$76,525

2002 changes:
Net income				89,984				89,984	$89,984
Foreign currency translation adjustment						(45,787)		(45,787)	(45,787)
Restricted stock issued, net of cancellations	264	2	7,286		(9,056)		1,578	(190)
Treasury stock purchased	(3,407)						(79,554)	(79,554)
Stock options exercised	703	5	5,958				9,972	15,935
Income tax benefit from stock options			3,772					3,772
Amortization of deferred compensation					3,591			3,591
Cash flow hedging activities, net of tax benefit of $849						(1,173)		(1,173)	(1,173)

Balance, December 31, 2002	66,396	695	249,115	140,552	(9,116)	(114,799)	(68,004)	198,443	$43,024

2003 changes:
Net income				92,402				92,402	$92,402
Foreign currency translation adjustment						38,291		38,291	38,291
Restricted stock issued	210		226		(5,629)		5,403	—
Treasury stock purchased	(2,552)						(73,550)	(73,550)
Dividends declared				(6,459)				(6,459)
Stock options exercised	298		(1,288)				6,790	5,502
Income tax benefit from stock options			1,298					1,298
Amortization of deferred compensation					4,558			4,558
Cash flow hedging activities, net of taxes of $417						654		654	654

Balance, December 31, 2003	64,352	695	249,351	226,495	(10,187)	(75,854)	(129,361)	261,139	$131,347

2004 changes:
Net income				111,810				111,810	$111,810
Foreign currency translation adjustment, net of taxes of $992						16,462		16,462	16,462
Restricted stock issued, net of cancellations	129		1,736		(4,289)		2,553	—
Restricted stock unit amortization			255					255
Treasury stock purchased	(2,657)						(96,502)	(96,502)
Dividends declared				(12,624)				(12,624)
Stock options exercised	559		(553)				11,844	11,291
Income tax benefit from stock options			3,206					3,206
Amortization of deferred compensation					4,828			4,828
Cash flow hedging activities, net of taxes of $126						198		198	198

Balance, December 31, 2004	62,383	$695	$253,995	$325,681	$(9,648)	$(59,194)	$(211,466)	$300,063	$128,470

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

On July 7, 2001, Equifax Inc. spun-off its Payment Services division by consolidating all of the assets and liabilities of the businesses that comprised the Payment Services division into Certegy Inc. (“Certegy” or “the Company”) and distributing all of the outstanding shares of Certegy common stock to Equifax shareholders.

The Company provides credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services (see Note 12 for segment information). Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, and the Caribbean. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and present the Company’s consolidated financial position, results of operations, changes in shareholders’ equity and cash flows. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These primarily include reclassifications between costs of services and selling, general and administrative expenses in the consolidated statements of income, reclassifications to further delineate balance sheet categories in the consolidated balance sheets, and reclassification of assets held for sale and liabilities related to assets held for sale for discontinued operations (Note 5).

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

Revenues for card merchant processing services are recognized in the period the transactions are processed or when the services are performed, based on a percentage of the gross amount charged. The Company’s merchant processing operations consist of two businesses: (1) merchant acquiring, where the Company is a direct party to contracts with merchants regarding its provision of card processing services for the merchant, and the Company is subject to the associated risk that a cardholder billing dispute will be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, where the Company provides authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. When the Company is a direct party to contracts with merchants, revenues collected for services are based primarily on a discount rate, which considers the cost of interchange fees, which are processing fees paid to credit card associations. When the Company’s relationship is with the financial institution that contracts directly with the merchant, the Company collects the interchange fees in addition to transaction fees. In both instances, the Company is responsible for collecting the interchange fees after settling with the credit card associations and thus, interchange fees are recorded as a component of revenues and costs of services in the consolidated statements of income. As further discussed in Note 5, in September 2004, the Board of Directors approved a plan to sell the Company’s merchant acquiring business; therefore, the Company’s financial statements reflect the results of operations of the merchant acquiring business as discontinued operations. Interchange fees reflected in the consolidated statements of income for 2004, 2003, and 2002 from continuing operations were $69.0 million, $62.8 million, and $86.0 million, respectively.

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

Reserve for Card Processing and Check Guarantee Losses. The Company recognizes a reserve for estimated losses related to its card issuing and merchant acquiring businesses based on historical experience and other relevant factors. In the Company’s card issuing business, the Company records estimates to accrue for losses resulting from transaction processing errors. The Company utilizes a number of systems and procedures within its card issuing business in order to minimize such transaction processing errors from occurring. In the Company’s merchant acquiring business, if, due to the insolvency or bankruptcy of the merchant or other reasons, the Company is not able to collect amounts from its merchant customers for cardholder chargebacks, the Company must bear the credit risk for the full amount of the cardholder transaction. The Company requires cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk and believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. These card processing loss reserve amounts are subject to risk that actual losses may be greater than the Company’s estimates. At December 31, 2004 and December 31, 2003, the Company had aggregate card processing loss reserves of $0.9 million and $1.1 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s card processing business, as based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of the Company’s guarantee for merchant chargebacks approximates the credit loss reserves.

As further discussed in Note 5, in September 2004, the Board of Directors approved a plan to sell the Company’s merchant acquiring business; therefore, the Company’s financial statements reflect the merchant acquiring business as discontinued operations. The portion of the card processing loss reserves related to the merchant acquiring business has not been reclassified to discontinued operations in the consolidated balance sheets as, upon the ultimate sale of the merchant acquiring business, the Company may retain the credit risk for cardholder transactions processed by the Company prior to the sale.

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. The Company’s merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a liability to its merchant customers for estimated check returns (claims payable) and a receivable for amounts the Company estimates it will recover from the check writers (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable and accrued claims recoverable balances of $36.2 million and $39.3 million at December 31, 2004 and $38.3 million and $46.5 million at December 31, 2003, respectively.

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

The Company recorded card processing losses and check guarantee losses, net of anticipated recoveries excluding service fees, of $170.0 million, $174.6 million, and $166.7 million, respectively, for the years ended December 31, 2004, 2003, and 2002. Amounts written-off, or in the case of check guarantee losses, the amounts paid to the Company’s merchant customers, net of amounts recovered from check writers excluding service fees, were $165.1 million, $180.7 million, and $168.8 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

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

Share-Based Compensation. On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on January 1, 2005, using the Black-Scholes-Merton option valuation model.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all shared-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified retrospective method, restating all prior periods.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company expects the impact of adoption of SFAS 123(R) will reduce 2005 diluted earnings per share by approximately $0.08 to $0.09, and will result in an effective tax rate of 37.5%. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.2 million, $1.3 million, and $3.8 million in 2004, 2003 and 2002, respectively.

Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted EPS reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding during the period. Diluted weighted average shares outstanding in 2004, 2003 and 2002 excludes 37 thousand, 2.0 million and 1.4 million weighted average shares, respectively, since these shares were antidilutive.

A reconciliation of the average outstanding shares used in the basic and diluted EPS calculations for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
	(In thousands)
Weighted average shares outstanding (basic)	62,818	65,094	68,254
Effect of dilutive securities:
Stock options	815	479	721
Restricted stock and restricted stock units	333	297	58

Weighted average shares outstanding (diluted)	63,966	65,870	69,033

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

The Company has an unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. The credit agreement provides the Company with the option to select an interest rate for borrowings under this facility tied to the prime rate, LIBOR plus 100 basis points, or the federal funds rate plus 125 basis points. The credit agreement contains various covenants and restrictions, including, among other things, limitations on the ability to incur subsidiary indebtedness, to grant liens, to undertake certain mergers, to liquidate, to make certain investments and acquisitions, to pay dividends and redeem shares, and to dispose of certain assets. The terms of the credit agreement also require the Company to maintain certain leverage and fixed charge coverage ratios. The borrowings under this facility, which have not been guaranteed by any of the Company’s subsidiaries, are unsecured and rank on parity in right of payment with all other unsecured and unsubordinated indebtedness from time to time outstanding. In June 2003, the Company lowered the borrowing amount from $130 million to $100 million. This facility has a term of 364 days and is renewed annually. Amounts may be repaid at any time within this term. There were no amounts outstanding under this facility at December 31, 2004 or 2003.

Trade Accounts Receivable. The Company’s provisions for losses on trade accounts receivable were $1.1 million, $2.0 million, and $1.7 million, respectively, and write-offs, net of recoveries, were $0.8 million, $2.8 million, and $1.6 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

Other Receivables and Other Payables. Other receivables and other payables represent amounts due from consumers and amounts due to the Company’s merchant customers, respectively, related to the Company’s deferred debit processing services, which are offered in Australia and the U.K. Additionally, other receivables include amounts due from various financial institutions for the settlement of credit card, debit card, or ATM transactions generated by consumers to access cash or written payment instruments in the Company’s cash access business. Other payables also include amounts due to a third-party for written payment instruments issued by the Company in its cash access business. The Company uses a third-party to fund these payment instruments until such time that the Company is able to secure its own licenses for the sale of payment instruments in those states in which it operates it cash access business.

Other Current Assets. The Company’s other current assets at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(In thousands)
Prepaid expenses	$13,395	$11,658
Current deferred income taxes (Note 7)	3,768	2,242
Inventories and supplies	2,417	1,889
Other current assets	2,656	7,515

	$22,236	$23,304

Property and Equipment. The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: building—40 years; leasehold improvements—not to exceed lease terms; data processing equipment—3 to 5 years; and furniture and other equipment—3 to 8 years. Maintenance and repairs are charged to expense as incurred.

Property and equipment at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(In thousands)
Land	$1,500	$1,500
Building and improvements	38,852	37,794
Data processing equipment	72,014	62,551
Furniture and other equipment	60,283	51,765

	172,649	153,610
Less accumulated depreciation	(111,159)	(94,713)

	$61,490	$58,897

Depreciation and amortization expense for property and equipment was $19.0 million in 2004, $16.8 million in 2003, and $15.3 million in 2002.

Equipment under capital lease, which is included in data processing equipment, was $6.2 million and $0.6 million at December 31, 2004 and 2003, respectively. Accumulated depreciation related to these assets totaled $1.3 million and $44 thousand at December 31, 2004 and 2003, respectively.

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

The Company is the tenant of certain real property located in St. Petersburg, Florida (the “Leased Property”) pursuant to the terms of a synthetic lease agreement dated December 30, 1999 (the “Synthetic Lease”) with an unconsolidated variable interest entity (the “VIE”), as landlord. This agreement was amended in September 2004 to document the change in the annual rate of interest from LIBOR plus 47.5 basis points to LIBOR plus 90 basis points and to conform certain definitions to the Company’s revolving credit facility agreement, which was amended in August 2004. The term of the Synthetic Lease expires on September 17, 2009, but can be renewed through September 17, 2014. In order to acquire the Leased Property, third parties have invested capital at risk equal to 3.5% of the assets of the VIE with the remainder being financed through a debt obligation of the VIE. This, and certain other criteria, allowed the Company to not consolidate the VIE in the Company’s financial statements prior to adopting FIN 46. Rather, the Company accounted for the arrangement as an operating lease. Accordingly, neither the leased facility nor the related debt was recorded in the Company’s accompanying consolidated balance sheets. Upon notice to the VIE and the satisfaction of certain other conditions, the Company has the option to purchase the Leased Property at its original cost or to direct the sale of the facility to a third party.

Upon adoption of certain provisions of FIN 46 on December 31, 2003, the Company consolidated the VIE and recorded a cumulative effect of accounting change expense of $1.3 million after-tax, or $0.02 per diluted share. Upon consolidation of the VIE, property and equipment increased by $21.0 million, which is net of accumulated depreciation of $2.2 million, long-term notes payable increased by $22.4 million, deferred income tax assets increased by $0.8 million, and a minority interest liability of $0.8 million was recorded, which is included in other long-term liabilities in the consolidated balance sheet.

The effect on diluted EPS would have been less than $0.01 in 2003 and 2002 if FIN 46 had been adopted as of the beginning of 2002.

At December 31, 2004, the value of the property and equipment related to the VIE included in the Company’s consolidated balance sheet was $20.5 million, which is net of accumulated depreciation of $2.7 million.

Goodwill. In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that reporting unit goodwill be evaluated for impairment by applying a fair value-based test. The Company adopted the requirements of SFAS 142 as of June 30, 2001, for all acquisitions subsequent to that date, and as of January 1, 2002, for all acquisitions prior to June 30, 2001.

SFAS 142 prescribes the method for determining goodwill impairment. First, a determination of the fair value of the reporting unit is made using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to purchase price allocation is made, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. During 2002, the Company completed its initial fair value-based impairment tests and in doing so, it determined that goodwill was not impaired; therefore, no transitional impairment charge was recorded. SFAS 142 further requires that reporting unit goodwill be re-evaluated and tested for impairment at least on an annual basis. Accordingly, during 2004 and 2003, the Company updated its impairment evaluation and determined that reporting unit goodwill remained unimpaired.

A summary of the changes in the net carrying amount of goodwill by reporting segment for the years ended December 31, 2004 and 2003 is as follows:

	Card Svcs	Check Svcs	Total
	(In thousands)
Balance as of January 1, 2003	$140,644	$28,312	$168,956
Foreign currency translation	17,324	1,347	18,671

Balance as of December 31, 2003	157,968	29,659	187,627
Acquisitions	21,916	17,408	39,324
Discontinued operations	(4,005)	—	(4,005)
Foreign currency translation	9,020	975	9,995

Balance as of December 31, 2004	$184,899	$48,042	$232,941

During 2004, the Company completed acquisitions of Game Financial Corporation (“Game Financial”), Crittson Financial Services LLC (“Crittson”), and Caribbean CariCard Services, Inc. (“CariCard”) (Note 4). The goodwill allocated to the merchant acquiring portion of the Crittson acquisition was reclassified to discontinued operations (Note 5).

The Company makes certain estimates, assumptions, and projections about its financial performance and its industry that affect the determination of the expected future cash flows used in the Company’s impairment tests. While the Company believes that its estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in these impairment tests. Should the Company be unable to achieve certain of its business plans, this could have a future impact on management’s opinion regarding the valuation of assets, which could result in an impairment.

Other Intangible Assets. The Company’s acquired intangible assets subject to amortization at December 31, 2004 and 2003 are as follows:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Acquired customer contracts	$27,328	$(5,431)	$8,143	$(1,765)
Other	4,853	(1,244)	4,853	(899)

	$32,181	$(6,675)	$12,996	$(2,664)

Net book value	$25,506		$10,332

The Company’s acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period for acquired customer contracts is six years, while the weighted-average amortization period for other acquired intangible assets, which primarily consist of data files and customer lists, is 13 years.

During 2004, the Company completed the acquisitions of Game Financial, Crittson, and CariCard, resulting in identifiable intangible assets of $20.4 million recorded as part of the purchase price allocation, of which $1.2 million was reclassified to discontinued operations (Note 5). These intangible assets represent the values assigned to acquired customer contracts and are being amortized on a straight-line basis primarily over seven years. On December 31, 2002, the Company completed the purchase of Netzee, Inc., a provider of Internet banking products and e-commerce solutions to community banks and credit unions, resulting in identifiable intangible assets of $7.8 million recorded as part of the purchase price allocation. These intangible assets represent the values assigned to acquired customer contracts and are being amortized on a straight-line basis primarily over five years (Note 4).

During 2002, the Company recorded an impairment charge of $4.2 million in other charges in the consolidated statement of income to write-off the unamortized balance of an acquired customer contract in the Company’s Brazilian card operation, due to the loss of a customer (Note 3). This intangible asset was recorded in the Company’s Card Services segment.

Amortization expense associated with the Company’s acquired intangible assets totaled $4.0 million, $2.0 million, and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2005-$4.6 million; 2006-$4.6 million; 2007-$4.6 million; 2008-$3.0 million; and 2009-$3.0 million.

The Company has no intangible assets with indefinite useful lives.

Systems Development and Capitalized Contract Costs. The Company develops and purchases computer software that is used internally to provide processing services to customers or for internal administrative use, and to a lesser extent, software to be sold or licensed to customers. These systems development costs are capitalized based on Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” which requires the capitalization of qualifying internal and external costs incurred in connection with the design, coding, installation, and testing of internal use software. The Company ceases capitalization at the point at which the project is substantially complete and ready for its intended use. Systems development costs are amortized on a straight-line basis generally over five to eight years, as determined by their estimated useful lives.

Additionally, the Company capitalizes contract acquisition costs related to signing or renewing long-term customer contracts to the extent recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. These costs, primarily consisting of internal conversion costs and cash payments for rights to provide processing services, are amortized on a straight-line basis generally over the terms of the customer contracts.

Amortization expense for systems development and capitalized contract costs was $24.4 million, $23.2 million, and $23.0 million in 2004, 2003, and 2002, respectively. As of December 31, 2004 and 2003, accumulated amortization was $116.8 million and $107.7 million, respectively.

Other Assets. Other assets, net at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(In thousands)
Prepaid pension cost (Note 9)	$16,656	$19,428
Cash surrender value of life insurance policies	13,998	10,816
Deferred income taxes (Note 7)	4,873	6,691
SERP intangible asset (Note 9)	4,742	4,356
Deferred financing costs, net	2,596	3,480
Other	27,555	20,555

	$70,420	$65,326

Other Current Liabilities. The Company’s other current liabilities at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(In thousands)
Deferred revenue	$8,414	$8,833
Accrued interest	2,810	3,179
Other	17,047	17,484

	$28,271	$29,496

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss at December 31, 2004, 2003, and 2002 consists of the following components:

	2004	2003	2002
	(In thousands)
Cumulative foreign currency translation adjustment	$(58,645)	$(75,107)	$(113,398)
Cumulative loss from cash flow hedging activities	(549)	(747)	(1,401)

	$(59,194)	$(75,854)	$(114,799)

Impairment of Long-Lived Assets. Long-lived assets other than goodwill include property and equipment, other intangible assets, systems development and capitalized contract costs, and other assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, the Company’s long-lived assets are appropriately valued at December 31, 2004 and 2003.

The Company makes certain estimates, assumptions, and projections about its financial performance and its industry that affect the determination of the expected future cash flows used in the Company’s impairment tests. While the Company believes that its estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in these impairment tests. Should the Company be unable to achieve certain of its business plans, this could have a future impact on management’s opinion regarding the valuation of assets, which could result in an impairment.

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

Supplemental Cash Flow Information. Supplemental cash flow disclosures for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
	(In thousands)
Income taxes paid, net of amounts refunded	$55,534	$39,163	$46,169
Interest paid	$11,958	$4,536	$7,186

Financial Instruments. The Company considers the carrying amounts of its financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued liabilities to approximate their fair market values due to their short maturity. The fair value of the Company’s long-term unsecured notes was $204.4 million at December 31, 2004, compared to the carrying amount of $199.5 million. The fair value was derived using the discounted value of future cash flows at rates currently available for notes with similar terms. All other debt instruments at December 31, 2004, approximated their fair values given the debt arrangements have variable interest rates that reflect current terms and conditions for similar debt. The fair value of the Company’s long-term unsecured notes was $207.9 million at December 31, 2003, compared to the carrying amount of $199.4 million.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. The Company has an interest rate swap arrangement that, in effect, fixes the interest rate for a related variable rate lease obligation (Note 10). This derivative has been designated as a cash flow hedge, was documented as fully effective, and at December 31, 2004 and 2003, was valued as a liability totaling $1.2 million and $1.5 million, respectively. The notional amount of the debt underlying the swap arrangement at the date of the transaction was $10.1 million.

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

During 2003, the Company recorded other charges of $12.2 million ($7.7 million after-tax). These charges included $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of the Company’s Brazilian card operation, and ($0.1) million of market value recoveries on the Company’s collateral assignment in life insurance policies (the carrying value of the Company’s collateral assignment is the lesser of the policies’ cash surrender value or the premiums paid), net of severance charges. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 144.

Early Termination Costs. In March 2003, the Company entered into a ten-year agreement with IBM to provide data processing services for its U.S. operations. The Company anticipates that this agreement, which replaces an existing arrangement the Company had with EDS, will provide cost savings and future operational flexibility to the Company. The Company recorded a charge of $9.6 million in March 2003 for early contract termination costs under the terms of the existing EDS contract, which included a $6.7 million termination charge and $2.9 million for “wind-down” costs payable to EDS related to the disposal or redeployment of EDS equipment, the placement of EDS personnel, and the termination of third-party agreements. Approximately $8.8 million of this charge was recorded in Card Services, while the remaining $0.8 million was recorded in Check Services. The conversion to IBM was completed during the third quarter of 2003 and all charges were paid as of December 31, 2004.

Downsizing of Brazilian Card Operation. Due to the loss of a large customer, which discontinued using our card processing services at the beginning of March 2003, in the Company’s Brazilian card operation, and the continued focus on attaining cost efficiencies, the Company downsized its Brazilian card operation during the first quarter of 2003. In conjunction with this downsizing, the Company recorded charges of $2.7 million, which included severance charges of approximately $0.7 million, a $0.2 million charge for third-party contract termination costs, and $1.8 million of asset impairment charges related to equipment and capitalized software development costs. The impairment resulted from the downsizing of the operation and management’s strategic focus away from certain development models in order to attain on-going cost efficiencies in its operations. All of the 2003 contract termination costs and severance charges were paid as of December 31, 2004.

During 2002, the Company recorded other charges of $12.2 million ($7.7 million after-tax). These charges included an impairment write-off of $4.2 million for the remaining intangible asset value assigned to an acquired customer contract in the Company’s Brazilian card operation, due to the loss of a customer (Note 2); a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds; and $4.0 million of severance charges and market value losses on the Company’s collateral assignment in life insurance policies. All of the 2002 severance and legal settlement charges were paid as of December 31, 2003.

Note 4—Acquisitions

On March 1, 2004, the Company completed the purchases of Game Financial, a provider of debit and credit card cash advances, ATM access, and check cashing services in gaming institutions, and Crittson, a full service provider of card and merchant processing services. The acquisition of Game Financial helps position the Company as a leading provider of comprehensive cash access services in the gaming industry and broadens its check risk management product line and customer base, while the acquisition of Crittson further strengthens the Company’s U.S. market share as the leading third party credit card processor for community banks and credit unions. On August 6, 2004, the Company completed the acquisition of CariCard, a third-party transaction processor in the Caribbean. CariCard provides a wide range of products and services to financial institutions, retailers, and the petroleum industry that service markets in 16 countries throughout the Caribbean.

These acquisitions had a combined initial cash purchase price of $46.2 million, net of $24.6 million of cash acquired. During 2004, the Company paid net additional consideration of $0.3 million to the former owners of the businesses acquired resulting from a final determination of net assets acquired. These payments were recorded as adjustments to goodwill. Additionally, the Company received $1.0 million from the former owner of one of the businesses acquired as a reduction in purchase price due to the termination of a customer contract subsequent to the acquisition. This payment was recorded as an adjustment to the value assigned to acquired customer contracts.

In connection with these acquisitions, the Company recorded acquisition liabilities totaling $7.8 million for early termination costs associated with a data processing contract of one of the acquired businesses, severance and relocation costs for employees of the acquired businesses, and professional fees. These costs are reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. As of December 31, 2004, $6.3 million of these costs had been paid and charged against the liability. The remaining amounts are expected to be paid during 2005.

The purchase price allocation, including the purchase price adjustments of $0.3 million and $1.0 million, resulted in identifiable intangible assets of $20.4 million, which are being amortized primarily over seven years. This intangible asset value was assigned to acquired customer contracts. Goodwill recognized in these acquisitions amounted to $39.3 million, which is expected to be fully deductible for tax purposes. Goodwill was assigned to the Card Services and Check Services segments in the amounts of $21.9 million and $17.4 million, respectively.

In connection with the acquisition of Game Financial, the Company may receive purchase price reductions for certain customers if those customers terminate their contracts during designated periods subsequent to the acquisition. The maximum amount that could be received by the Company is $8.7 million. Additionally, in connection with the acquisition of Crittson, the Company may be required to pay certain additional amounts of up to $1.2 million, payable in cash and to be accounted for under the purchase method, contingent upon the acquired business achieving specified levels of revenue growth during designated periods subsequent to the acquisition. Any such payments to or by the Company would result in adjustments to goodwill or in the case of customer contract settlements, to identifiable intangible assets.

On December 31, 2002, the Company completed the purchase of Netzee, Inc., a provider of Internet banking products and e-commerce solutions to community banks and credit unions, for $10.4 million in cash. Approximately $7.8 million of the purchase price was allocated to identifiable intangible assets for acquired customer contracts, which are being amortized on a straight-line basis primarily over five years.

In connection with this acquisition, the Company recorded acquisition liabilities totaling $0.6 million primarily for severance costs for employees of the acquired businesses and professional fees. These costs were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. As of December 31, 2003, all of these costs had been paid and charged against the liability.

The above acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition. The pro forma effects of these acquisitions on the Company’s consolidated financial statements were not material.

The following table summarizes the purchase price allocation of the acquisitions, including professional fees and other related acquisition costs, to the assets and liabilities assumed, based on their estimated fair values:

	2004	2002
	(In thousands)
Cash and cash equivalents	$24,638	$—
Trade accounts receivable, net	1,993	1,167
Other receivables	9,741	531
Other current assets	1,429	129
Property and equipment, net	2,660	1,491
Goodwill	39,324	—
Other intangible assets	20,408	7,822
Other assets	518	2,375

Total assets acquired	100,711	13,515

Accounts payable and other accrued expenses	(13,135)	—
Other payables	(11,332)	—
Other current liabilities	(6,049)	(2,413)
Other long-term liabilities	(36)	(669)

Total liabilities assumed	(30,552)	(3,082)

Net assets acquired	$70,159	$10,433

Approximately $5.8 million of the Crittson purchase price, which represents merchant acquiring operations, was reclassified to discontinued operations (Note 5), including $4.0 million of goodwill and $1.2 million of identifiable intangible assets. Additionally, during 2003, the Company acquired a merchant portfolio for $4.5 million in cash, which was being amortized on a straight-line basis over seven years. This acquisition was also reclassified to discontinued operations (Note 5).

Note 5—Discontinued Operations

The Company’s merchant processing operations consist of two businesses: (1) merchant acquiring, where the Company is a direct party to contracts with merchants regarding its provision of card processing services for the merchant, and the Company is subject to the associated risk that a cardholder billing dispute will be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, where the Company provides authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. The Company views merchant acquiring as a non-strategic business and over the past few years, has operated this business conservatively to reduce exposure to merchant risk, which in the short-term improved overall profitability but limited growth. In September 2004, the Board of Directors approved a plan to sell the Company’s merchant acquiring business, at which time, the held for sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” were met. The Company expects that the merchant acquiring business will be sold within a year of approving this plan.

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

The Company plans to continue to operate the institution processing business, which it believes is complementary to its card issuing business.

Summarized financial information for discontinued operations for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(In thousands)
Revenues	$107,194	$93,730	$101,177
Operating expenses	97,665	87,545	96,397

Income before taxes	9,529	6,185	4,780
Provision for income taxes	(3,595)	(2,288)	(1,854)

Income from discontinued operations	$5,934	$3,897	$2,926

The assets held for sale and liabilities related to assets held for sale as of December 31, 2004 and 2003 are as follows:

	December 31, 2004	December 31, 2003
	(In thousands)
Assets:
Settlement deposits	$1,716	$3,510
Trade accounts receivable, net	6,424	4,873
Settlement receivables	8,774	5,976
Other current assets	372	—
Goodwill, net	4,005	—
Other intangible assets, net	20,537	21,467

Assets held for sale	$41,828	$35,826

Liabilities:
Accounts payable and accrued expenses	$1,271	$1,363
Settlement payables	10,490	9,486
Other current liabilities	—	(360)
Deferred income taxes	5,958	1,047

Liabilities related to assets held for sale	$17,719	$11,536

Summarized cash flow information associated with discontinued operations for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(In thousands)
Income from discontinued operations	$5,934	$3,897	$2,926
Deferred income taxes	4,994	718	1,509
Changes in assets and liabilities:
Accounts receivable, net	(968)	(1,063)	(259)
Current liabilities, excluding settlement and claims payable	(200)	296	373
Other current assets	(8)	—	—
Other long-term assets	2,327	2,429	2,250

	12,079	6,277	6,799

Capital expenditures	(161)	(208)	—
Acquisitions (Note 4)	(5,800)	(4,521)	—

	(5,961)	(4,729)	—

Net cash provided by discontinued operations	$6,118	$1,548	$6,799

Note 6—Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consists of the following:

	2004	2003
	(In thousands)
Unsecured notes, 4.75%, due 2008, net of unamortized discount of $0.5 million and $0.6 million in 2004 and 2003, respectively	$199,543	$199,420
Borrowings under revolving credit facility	48,600	—
Notes payable, due 2009	22,364	22,364
Capital lease obligations, less current portion	3,461	615

	$273,968	$222,399

Unsecured Notes. In September 2003, the Company completed its offering of $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes rank equally with all of the Company’s existing and future unsecured, unsubordinated indebtedness from time to time outstanding. The notes were sold at a discount of $0.6 million, which along with related note issuance costs, are amortized on a straight-line basis over the term of the notes. The Company used the net proceeds from the offering to repay the outstanding indebtedness under its $300 million revolving credit facility and for general corporate purposes. The notes accrue interest starting on September 10, 2003 at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15, beginning on March 15, 2004.

Revolving Credit Facilities. On July 6, 2001, the Company entered into an amended and restated revolving credit agreement with a group of commercial banks. The credit agreement initially provided for an aggregate of $400 million in borrowings, consisting of a $100 million 364-day facility and a three-year $300 million facility. The Company did not renew the $100 million 364-day facility upon its expiration in 2002. In June 2003, the Company signed an extension of the $300 million multi-year facility, extending that facility through June 2005. The $300 million facility bore interest at an annual rate of LIBOR plus 100 basis points and contained certain financial covenants related to interest coverage and funded debt to cash flow. Borrowings under this facility were guaranteed by the Company’s subsidiaries. Borrowings were made on this facility in 2001 to fund a $275 million payment to Equifax in conjunction with the spin-off. It was also used to meet working capital and acquisition needs through 2003. Outstanding amounts were due upon the expiration date of the facility in June 2005. The Company had $214.2 million outstanding under this facility at December 31, 2002, which was repaid in 2003 with the proceeds from the issuance of the Company’s unsecured five-year notes.

In September 2003, the Company cancelled its $300 million revolving credit facility and replaced it with a new $200 million revolving credit facility, which expires in September 2006. The new facility has substantially the same terms as the former facility, except there are no subsidiary guarantees. The new facility bears interest at an annual rate of LIBOR plus 100 basis points and contains certain financial covenants related to interest coverage and funded debt to cash flow. Borrowings on the new facility are available to meet working capital needs and to fund strategic acquisitions and the periodic repurchases of shares when deemed appropriate. This facility was amended in August 2004 to reduce certain restrictions on intercompany loans and cash transfers among subsidiaries. Outstanding amounts are due upon the expiration date of the facility in September 2006. The Company had outstanding borrowings of $48.6 million at December 31, 2004 and no outstanding borrowings at December 31, 2003. This facility had a weighted average interest rate of 2.57% at December 31, 2004 and 2.58% at December 31, 2003.

The Company also has an unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations (Note 2). In June 2003, the Company lowered the borrowing amount from $130 million to $100 million. This facility has a term of 364 days and is renewed annually. Outstanding borrowings on this credit facility are classified as part of the Company’s settlement payables in the consolidated balance sheets. There were no amounts outstanding under this facility at December 31, 2004 or 2003.

Notes Payable. As described in Note 2, the Company consolidated its St. Petersburg, Florida synthetic lease on December 31, 2003, in accordance with certain provisions of FIN 46. As a component of this consolidation, the Company recorded long-term notes payable of $22.4 million, which are due at the expiration of the synthetic lease in September 2009. These notes currently bear interest at an annual rate of LIBOR plus 90 basis points and had a weighted average interest rate of 2.25% at December 31, 2004 and 1.76% at December 31, 2003.

Capital Lease Obligations. In 2004, the Company entered into capital leases for data processing equipment over a five-year term. In July 2003, the Company entered into a capital lease agreement to lease various types of computer equipment under a pre-arranged pricing schedule with a four-year lease term. Assets leased under these agreements totaled $6.2 million and $0.6 million at December 31, 2004 and 2003, respectively.

Future maturities of capital lease obligations, including current portion, as of December 31, 2004 are as follows (in thousands):

2005	$1,436
2006	1,436
2007	1,389
2008	774
2009	79

5,114
Less amounts representing interest	(399)

Present value of minimum lease payments	$4,715

Note 7—Income Taxes

The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. Foreign subsidiaries file separate income tax returns based on each subsidiary’s operations. Where available, the Company does use foreign group relief provisions to reduce taxes payable within the same country tax group.

The provision for income taxes from continuing operations before cumulative effect of a change in accounting principle consists of the following:

	2004	2003	2002
	(In thousands)
Current:
Federal	$51,940	$29,153	$37,283
State	6,141	3,755	3,896
Foreign	7,492	5,513	7,882

	65,573	38,421	49,061

Deferred:
Federal	(4,169)	15,519	4,386
State	(769)	1,009	904
Foreign	1,436	(2,185)	(241)

	(3,502)	14,343	5,049

	$62,071	$52,764	$54,110

The provision for income taxes is based on pre-tax income from continuing operations as follows:

	2004	2003	2002
	(In thousands)
United States	$152,998	$144,585	$124,351
Foreign	14,949	(1,981)	16,817

	$167,947	$142,604	$141,168

The provision for income taxes from continuing operations before cumulative effect of a change in accounting principle is reconciled with the U.S. federal statutory rate as follows:

	2004		2003		2002
	(In thousands)
Provision calculated at federal statutory rate	$58,781	35.0%	$49,911	35.0%	$49,409	35.0%
State and local taxes, net of federal benefit	3,492	2.1	3,755	2.6	3,121	2.2
Foreign tax on U.S. income	982	0.6	367	0.3	3,849	2.7
Foreign tax credit, current and deferred	—	—	—	—	(2,418)	(1.7)
Unremitted earnings of foreign subsidiaries	(1,096)	(0.7)	(528)	(0.4)	(504)	(0.4)
Research credits	—	—	(308)	(0.2)	—	—
Other	(88)	—	(433)	(0.3)	653	0.5

	$62,071	37.0%	$52,764	37.0%	$54,110	38.3%

During 2002, the Company determined that its investments in certain foreign subsidiaries are permanently invested and will not be repatriated to the U.S. in the foreseeable future. Future U.S. tax consequences on the undistributed earnings of these subsidiaries are no longer considered in the tax provision calculation in accordance with APB Opinion No. 23. At December 31, 2004, there are approximately $41.7 million of undistributed net earnings for which no additional U.S. tax has been provided.

During 2004, the U.S. enacted legislation that would permit companies with undistributed foreign earnings to repatriate those earnings in either 2004 or 2005 at a preferential rate of approximately 5.25%. To qualify for the preferential rate, the cash dividend must be extraordinary (i.e. greater than the average foreign dividends paid over a test period), cannot be used to fund loans back to controlled foreign subsidiaries, and must be invested in the U.S. pursuant to a domestic reinvestment plan that is approved by the Company’s chief executive officer and its Board of Directors, management committee or similar body.

Management has determined that the level of cash held by its controlled foreign subsidiaries is required for operations outside of the U.S. As such, the Company did not make qualifying distributions during 2004, and does currently not intend to make qualifying distributions during 2005. Any change in circumstance that indicates cash in foreign operations is no longer needed for those operations and cannot be redeployed in other foreign operations will be evaluated at the time the circumstance arises.

The Company records deferred income taxes using enacted tax laws and rates for the years in which the Company expects to pay the taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. Management evaluates the ultimate recoverability of deferred tax assets and records a valuation allowance for any portion of an asset for which ultimate realization is not probable.

Components of the Company’s deferred income tax assets and liabilities related to continuing operations at December 31, 2004 and 2003 are as follows (certain prior period amounts have been reclassified to conform to the current period presentation):

	2004	2003
	(In thousands)
Deferred income tax assets:
Reserves and accrued expenses	$5,477	$5,309
Net operating loss and foreign tax credit carryovers	15,458	7,878
Depreciation	9	1,551
Employee compensation and benefit plans	564	—
Deferred income	1,171	992
Other	3,715	3,471

	26,394	19,201

Deferred income tax liabilities:
Intangibles and other assets	(40,646)	(33,671)
Employee compensation and benefit plans	—	(2,311)
Claims recoverable and payable, net	(2,284)	(5,215)
Undistributed earnings of certain foreign subsidiaries	—	(1,271)
Other	(4,142)	(6,447)

	(47,072)	(48,915)

Valuation allowances	(10,976)	(5,742)

Net deferred income tax liability	$(31,654)	$(35,456)

Current deferred tax asset (included in other current assets)	$3,768	$2,242
Long-term deferred tax asset (included in other assets)	4,873	6,691
Current deferred tax liability (included in income taxes payable)	—	(313)
Long-term deferred tax liability	(40,295)	(44,076)

	$(31,654)	$(35,456)

A significant portion of the Company’s deferred tax assets relate to net operating loss carryovers in countries outside the U.S. The Company considers the need for a valuation allowance on a country-by-country basis taking into account the effects of local tax law. Management believes that there is sufficient evidence to support its conclusion not to record a valuation allowance for deferred tax assets, other than for the U.S. foreign tax credit carryover and all Brazilian deferred tax assets. Many factors are considered in this determination, including the fact that the losses were generated primarily by accelerated tax deductions for software, those operations with significant net operating losses all have current year taxable income before net operating loss utilization, and the significant net operating losses have an indefinite life.

Brazilian deferred tax assets are fully reserved, as those operations are not currently projected to generate a level of taxable income that makes realization of these assets probable. The Company is currently able to utilize Brazilian losses in its U.S. income tax return so an increase in the valuation reserve for Brazilian deferred tax does not increase overall income tax expense. However, utilization of the losses in the U.S. return makes realization of the U.S. foreign tax credit carryover highly unlikely, requiring that it also be fully reserved.

The deferred tax assets for net operating loss and foreign tax credit carryovers, net of valuation allowances, as of December 31, 2004 and 2003 consist of the following:

	2004	2003
	(In thousands)
Net operating loss for Card Services U.K. (no expiration date)	$67	$2,396
Net operating loss for Card Services Australia (no expiration date)	4,743	24
Net operating loss for Card Services Brazil (no expiration date)	10,438	5,254
Net operating loss for Check Services Canada	—	13
Net operating loss for Card Services Thailand (expires 2009)	21	—
Net operating loss for Card Services Chile (no expiration date)	10	7
Contributions carryover	—	5
U.S. foreign tax credit carryover at Certegy Inc. (expires 2006)	179	179

Net operating loss and foreign tax credit carryovers	15,458	7,878
Valuation allowance for Card Services Brazil	(10,438)	(5,254)
Valuation allowance for Certegy Inc.	(179)	(179)

	$4,841	$2,445

In addition to the valuation allowances related to net operating loss and foreign tax credit carryovers, the Company has valuation allowances of $0.4 million and $0.3 million at December 31, 2004 and 2003, respectively, related to reserves and accrued expenses. The change in valuation allowances during 2004 is summarized as follows (in thousands):

Valuation allowances at December 31, 2003	$5,742
Current year change in valuation allowance for Brazil net operating loss	4,700
Current year change in valuation allowance for other Brazil deferred tax assets	22
Foreign currency translation on Brazil valuation allowance	512

Valuation allowances at December 31, 2004	$10,976

Note 8—Shareholders’ Equity

Treasury Stock. During 2004, 2003, and 2002, the Company repurchased 2.7 million, 1.7 million, and 3.4 million shares of its common stock through open market transactions at an aggregate cost of $96.5 million, $49.6 million, and $79.6 million, respectively. Additionally, during 2003, the Company repurchased 0.9 million shares through a private transaction at an aggregate cost of $24.0 million. In May 2004, the Board of Directors of the Company approved a $100 million share repurchase program, which replaced the prior authority. As of December 31, 2004, the Company had $43.3 million remaining under this program for future share repurchases. During 2004, 2003, and 2002, the Company reissued approximately 0.7 million, 0.5 million, and 0.3 million treasury shares, respectively, in connection with employee stock option exercises and restricted stock awards, net of cancellations.

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

Stock Options. In June 2001, the Company’s Board of Directors adopted the Certegy Inc. Stock Incentive Plan (the “Employee Stock Plan”), pursuant to which 6.6 million shares of authorized but unissued common stock were reserved. Under the provisions of the Employee Stock Plan, the number of shares available for grant is increased each January through 2008 based on the number of common shares issued and outstanding. The Employee Stock Plan provides that qualified and nonqualified stock options may be granted to officers and employees at exercise prices not less than market value on the date of grant. Options generally vest over a three or four-year period and are exercisable for seven to ten years from the date of grant. Additionally, the Company adopted the Certegy Inc. Non-Employee

Director Stock Option Plan (the “Director Stock Plan”), pursuant to which 200,000 shares of stock are available for grant to non-employee directors in the form of stock options. At December 31, 2004, there were approximately 1.2 million and 164,000 shares available for future option grants and restricted stock awards under the Employee Stock Plan and the Director Stock Plan, respectively. The following is a summary of the stock option activity during 2004, 2003, and 2002:

	Options	Weighted Average Exercise Price
	(Options in thousands)
Balance, January 1, 2002	3,599	$22.47
Granted (at market price)	1,547	33.38
Cancelled	(74)	25.36
Exercised	(703)	22.68

Balance, December 31, 2002	4,369	$26.26
Granted (at market price)	639	25.58
Cancelled	(196)	29.99
Exercised	(304)	18.89

Balance, December 31, 2003	4,508	$26.49
Granted (at market price)	767	33.77
Cancelled	(87)	30.81
Exercised	(580)	20.75

Balance, December 31, 2004	4,608	$28.34

Exercisable at December 31, 2004	3,312	$27.35

The following table summarizes information about stock options outstanding at December 31, 2004 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$10.20-$18.97	605	5.17	$17.90	525	$17.74
$19.94-$23.72	744	5.25	$22.11	741	$22.10
$24.54-$26.68	580	7.05	$25.25	271	$25.59
$26.92-$30.09	667	6.15	$29.00	598	$29.00
$30.40-$33.84	523	6.15	$32.48	256	$32.37
$34.96	1,141	7.12	$34.96	840	$34.96
$35.09-$42.75	328	6.36	$35.32	66	$35.17
$43.50	20	2.38	$43.50	15	$43.50

	4,608	6.23	$28.34	3,312	$27.35

The weighted-average grant-date fair value per share of options granted in 2004, 2003, and 2002 under the Employee Stock Plan and the Director Stock Plan is as follows:

	2004	2003	2002
Employee Stock Plan	$13.31	$9.07	$12.62
Director Stock Plan	N/A	$8.90	$15.24

The fair value of options granted in 2004, 2003, and 2002 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	2004	2003	2002
Dividend yield	0.6%	0.6%	0.0%
Expected volatility	39.8%	40.0%	40.0%
Risk-free interest rate	3.6%	3.1%	3.1%
Expected life in years	4.8	4.8	4.7

Pro Forma Information. In accordance with the provisions of SFAS 123, the Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans. If the Company had elected to recognize compensation cost for these plans based on the fair value at the grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	2004	2003	2002
	(In thousands, except per share amounts)
Net income:
As reported	$111,810	$92,402	$89,984
Pro forma	$103,612	$84,706	$79,640
Earnings per share (basic):
As reported	$1.78	$1.42	$1.32
Pro forma	$1.65	$1.30	$1.17
Earnings per share (diluted):
As reported	$1.75	$1.40	$1.30
Pro forma	$1.62	$1.29	$1.15

Long-Term Incentive Plan and Restricted Stock Awards. In June 2001, the Company’s Board of Directors adopted the Certegy Inc. Key Management Long-Term Incentive Plan for officers and other key employees. This plan, in conjunction with the Employee Stock Plan, provides for cash and restricted stock awards. Cash awards are recorded as a liability based on the estimated cash payout under the award, while restricted stock grants are recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant. Compensation expense associated with these awards can fluctuate each year in the case of performance-based awards, based on the likelihood that the performance criteria will be met. During 2004, 2003, and 2002, the Company granted 147,128 shares, 209,877 shares, and 287,000 shares of restricted stock to officers and key employees under the Employee Stock Plan. The weighted-average grant-date fair value per share of restricted stock granted in 2004, 2003, and 2002 is $32.88, $26.82, and $33.57, respectively. The shares become fully vested at the end of vesting periods, which range from 12 to 72 months. During 2004 and 2002, there were 18,125 and 22,800 restricted shares cancelled due to employee terminations. No restricted shares were cancelled in 2003. Compensation expense for these plans was $4.8 million in 2004, $4.6 million in 2003, and $4.5 million in 2002.

Restricted Stock Units. In July 2004, 13,475 restricted stock units were awarded to the Company’s Board of Directors. The restricted stock units vest one year from the grant date, at which time common stock will be issued unless the Board member elects to defer delivery of the stock. Compensation expense is recognized over the vesting period based on the quoted fair market value of the Company’s stock on the date of grant. The weighted-average grant-date fair value per restricted stock unit granted is $37.80. Compensation expense recognized for these restricted stock units in 2004 was $0.3 million.

Dividends. The Company began declaring cash dividends to common shareholders in the third quarter of 2003. Dividends declared during 2004 and 2003 are as follows:

	Dividend Per Share	Total Dividend
		(in millions)
2004
First Quarter	$0.05	$3.2
Second Quarter	$0.05	$3.2
Third Quarter	$0.05	$3.1
Fourth Quarter	$0.05	$3.1

2003
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$0.05	$3.2
Fourth Quarter	$0.05	$3.2

Note 9—Employee Benefits

In December 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revised employers’ disclosures about pension and other postretirement benefit plans. It did not change the measurement or recognition of these plans.

The Company uses a measurement date of December 31 for the majority of its retirement and postretirement benefit plans.

Retirement Plan. The Company maintains a non-contributory qualified retirement plan covering most U.S. salaried employees (the U.S. Retirement Income Plan, or “USRIP”). Benefits are primarily a function of salary and years of service.

A reconciliation of the changes in the fair value of plan assets of the USRIP for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
	(In thousands)
Fair value of plan assets at beginning of year	$48,495	$39,137
Actual return on plan assets	4,730	9,600
Benefits paid	(575)	(242)

Fair value of plan assets at end of year	$52,650	$48,495

Benefits paid in the above table include only those amounts paid directly from plan assets.

The asset allocation for the USRIP at the end of 2004 and 2003 and the target allocation for 2005, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	2005	2004	2003
Asset Category:
Equity securities	70%	72%	71%
Debt securities	30%	28%	29%

Total	100%	100%	100%

The Company’s pension plan assets are invested in a manner consistent with the fiduciary standards of the “Employment Retirement Income Security Act” (“ERISA”). Plan investments are made with the safeguards and diversity to which a prudent investor would adhere and all transactions undertaken are for the sole benefit of plan participants and their beneficiaries.

The Company’s investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Stock Index, S&P 400 Stock Index, Russell Midcap Value Index, Russell 2000 Index, MSCI EAFE, Lehman Brothers Aggregate Bond Index, and ML 3 Month T-Bill Index. The Company’s Investment Committee meets on a quarterly basis to review plan investments.

Supplemental Executive Retirement Plan. In November 2003, the Company established a supplemental executive retirement plan (“SERP”) for certain key officers. The plan, which is unfunded, provides supplemental retirement payments based on salary and years of service. In connection with the establishment of this plan, the Company recorded a $4.4 million intangible asset and additional minimum liability, representing the unfunded accumulated benefit obligation at inception of the plan. The intangible asset and additional minimum liability was $4.7 million at December 31, 2004. The SERP has an accumulated benefit obligation in excess of plan assets. The aggregate projected benefit obligation and accumulated benefit obligation are $7.4 million and $5.9 million, respectively, as of December 31, 2004. The plan is unfunded and therefore, has no plan assets.

Postretirement Benefit Plan. The Company maintains certain healthcare and life insurance benefit plans for eligible retired employees. Substantially all of the Company’s U.S. employees may become eligible for these benefits if they reach retirement age while working for the Company and satisfy certain years of service requirements. Employees hired or rehired after December 31, 1998 have access to the plan’s healthcare benefits but are required to pay the premiums. The cost of providing these benefits is recognized over the active service period of the employees.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. In January 2004, the FASB issued FASB Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement permitted a sponsor of a postretirement benefit plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act until authoritative guidance on accounting for the federal subsidy was issued or until certain other events occurred.

In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP 106-1. FSP 106-2, which became effective in the third quarter of 2004, provides guidance on accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. To qualify for the subsidy, plan sponsors of Medicare-eligible retirees must provide prescription drug benefits, which are at least as valuable as the benefits that those retirees would be entitled to under Medicare Part D. The Company maintains a postretirement benefit plan, which provides a prescription drug benefit. At this time, the Company does not expect to be eligible to receive federal subsidies, but a final determination has not yet been made. The Company is awaiting final guidance from the Centers for Medicare and Medicaid Services to make this determination. The Company does not believe that the Act will have a material impact on the Company’s consolidated financial statements.

A reconciliation of the changes in the benefit obligations for the years ended December 31, 2004 and 2003 is as follows:

	Retirement Plans		Postretirement Benefit Plan
	2004	2003	2004	2003
	(In thousands)
Benefit obligations at beginning of year	$47,022	$32,108	$1,640	$1,315
SERP benefit obligation at inception	—	5,849	—	—
Service cost	3,753	3,191	214	184
Interest cost	3,257	2,431	122	92
Plan amendments	—	248	—	—
Actuarial loss	6,099	3,437	666	49
Benefits paid	(575)	(242)	(12)	—

Benefit obligations at end of year	$59,556	$47,022	$2,630	$1,640

Accumulated benefit obligations at end of year	$51,128	$39,490	$2,630	$1,640

The weighted-average assumptions used to determine benefit obligations at December 31, 2004 and 2003 are as follows:

	Retirement Plans
	USRIP		SERP		Postretirement Benefit Plan
	2004	2003	2004	2003	2004	2003
Discount rate	6.30%	6.75%	5.25%	6.75%	5.85%	6.75%
Rate of compensation increase	4.00%	4.25%	5.00%	5.00%	N/A	N/A

A reconciliation of the changes in the funded status for the years ended December 31, 2004 and 2003 is as follows:

	Retirement Plans		Postretirement Benefit Plan
	2004	2003	2004	2003
	(In thousands)
Funded status	$(6,906)	$1,473	$(2,630)	$(1,640)
Unrecognized actuarial loss (gain)	16,966	11,838	(317)	(1,048)
Unrecognized prior service cost (benefit)	5,439	5,953	(194)	(313)

Net amount recognized	$15,499	$19,264	$(3,141)	$(3,001)

Amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003 are as follows:

	Retirement Plans		Postretirement Benefit Plan
	2004	2003	2004	2003
	(In thousands)
Prepaid pension cost (Note 2)	$16,656	$19,428	$—	$—
Accrued benefit cost	(5,899)	(4,520)	(3,141)	(3,001)
Intangible asset (Note 2)	4,742	4,356	—	—

Net amount recognized	$15,499	$19,264	$(3,141)	$(3,001)

Accrued benefit costs for the SERP and postretirement benefit plans are included in other long-term liabilities in the consolidated balance sheets.

Net periodic benefit cost for the plans includes the following components for the years ended December 31, 2004, 2003, and 2002:

	Retirement Plans			Postretirement Benefit Plan
	2004	2003	2002	2004	2003	2002
	(In thousands)
Service cost	$3,753	$3,191	$2,595	$214	$184	$336
Interest cost	3,257	2,431	1,855	122	92	144
Expected return on plan assets	(4,424)	(4,316)	(4,271)	—	—	—
Recognized actuarial loss	665	—	—	—	—	—
Amortization of net gain	—	—	—	(56)	(80)	—
Amortization of prior service cost (benefit)	514	108	18	(128)	(170)	(215)

Net periodic benefit cost	$3,765	$1,414	$197	$152	$26	$265

The weighted-average assumptions used to determine periodic benefit cost for the years ended December 31, 2004, 2003, and 2002 are as follows:

	USRIP			SERP			Postretirement Benefit Plan
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Discount rate	6.75%	7.00%	7.50%	6.75%	6.75%	N/A	6.75%	7.00%	7.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.25%	4.25%	4.25%	5.00%	5.00%	N/A	N/A	N/A	N/A

For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5 percent for 2010 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would have had an immaterial effect on the amounts reported for the postretirement benefit plan.

The expected long-term rate of return on plan assets was made considering the USRIP’s asset mix, historical returns on equity securities, and expected yields to maturity for debt securities.

For calculating retirement plan expense, a market-related value of assets is used. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

While the asset return and interest rate environment have negatively impacted the funded status of the USRIP, the Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. The Company did not contribute to the USRIP in 2004 and does not anticipate contributing to the USRIP in 2005.

Information about the expected future employer contributions and benefit payments for the USRIP, the SERP, and the Postretirement Benefit Plan is as follow (in thousands):

	Retirement Plans	Postretirement Benefit Plan
Employer Contributions:
2005 (expected)	$—	$28
Expected Benefit Payments
2005	$613	$28
2006	824	38
2007	1,120	68
2008	1,422	107
2009	1,704	164
2010-2014	25,770	1,833

Foreign Retirement Plans. The Company also maintains various defined contribution plans for certain employees in its international locations. Expenses for these plans for the years ended December 31, 2004, 2003, and 2002 were not material.

Employee Retirement Savings Plan. The Company’s retirement savings plan provides for annual contributions, within specified ranges, determined at the discretion of the Board of Directors for the benefit of eligible employees in the form of Certegy common stock. Employees may sell their Certegy stock, including shares contributed as the Company match, at any time. The Company’s expense for this plan was $1.7 million in 2004, $1.5 million in 2003, and $1.4 million in 2002.

Note 10—Commitments and Contingencies

Operating Leases. The Company’s operating leases principally involve office space and office equipment. Rental expense relating to these leases was $11.3 million in 2004, $11.1 million in 2003, and $9.4 million in 2002.

Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 2004 (in thousands):

2005	$11,134
2006	9,411
2007	7,542
2008	5,805
2009	3,534
Thereafter	9,160

$46,586

Data Processing Services Agreements. The Company has agreements with IBM and Proceda, which expire between 2007 and 2014, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements is approximately $254.6 million as of December 31, 2004. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs as a result of acquisitions or divestitures. Under certain circumstances, such as a change in control of the Company or for the Company’s convenience, the Company may terminate these agreements. However, the agreements provide that the Company must pay a termination charge in the event of such a termination.

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

The Company also has a synthetic lease arrangement with respect to its facilities in Madison, Wisconsin, which expires in 2009. This agreement was amended in September 2004 to conform certain definitions to the Company’s revolving credit facility agreement, which was amended in August 2004. The aggregate value of the building and land at that site when the Company entered into this arrangement was $10.1 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire this leased property at its original cost, or to direct the sale of this facility to a third party. The Company has provided a guarantee to the lessor that the proceeds from a sale of the facility to a third party will equal or exceed a certain percentage of the original fair market value of the leased property. The Company’s maximum exposure under this guarantee is approximately $8.1 million.

Based on the current fair market values of the leased properties, the Company does not expect to be required to make payments under these residual value guarantees.

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

The Company provides for estimated legal fees and settlements relating to pending lawsuits. On October 22, 2004, a complaint for patent infringement was filed in the matter of USA Payments, Inc. and Global Cash Access, Inc. v. U.S. Bancorp dba U.S. Bank, et al., Case No. CV-S-04-1470-JCM PAL, U.S. District Court, District of Nevada. The complaint named Certegy Inc. and three of its subsidiaries, Certegy Check Services, Inc., Game Financial Corporation, and GameCash, Inc. as defendants. The plaintiffs are seeking injunctive relief, an unspecified amount of damages (but no less than an unspecified reasonable royalty), a trebling of damages, together with pre-judgment interest, and attorneys’ fees. Discovery has recently commenced and no trial date has been set. Management believes it has meritorious defenses and is defending the matter vigorously.

Note 11—Quarterly Consolidated Financial Information (Unaudited)

Quarterly revenues and operating income by reportable segment (Note 12) and other summarized quarterly financial data for 2004 and 2003 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
2004
Revenues:
Card Services	$138,654	$144,928	$149,542	$157,258
Check Services	100,686	110,736	113,118	124,584

	$239,340	$255,664	$262,660	$281,842

Operating income:
Card Services	$30,364	$33,620	$36,684	$39,858
Check Services	8,767	12,191	15,474	24,604

	39,131	45,811	52,158	64,462
General corporate expense	(5,604)	(5,599)	(5,105)	(5,600)

	$33,527	$40,212	$47,053	$58,862

Income from continuing operations	$19,386	$23,401	$27,775	$35,314
Income from discontinued operations, net of tax (Note 5)	1,272	1,536	1,325	1,801

Net income	$20,658	$24,937	$29,100	$37,115

Basic earnings per share:
Income from continuing operations	$0.30	$0.37	$0.44	$0.57
Income from discontinued operations	0.02	0.02	0.02	0.03

Net income	$0.32	$0.40	$0.46	$0.60

Diluted earnings per share:
Income from continuing operations	$0.30	$0.36	$0.44	$0.56
Income from discontinued operations	0.02	0.02	0.02	0.03

Net income	$0.32	$0.39	$0.46	$0.59

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	First (1)	Second (1)	Third	Fourth
2003
Revenues:
Card Services	$134,831	$136,096	$140,209	$139,597
Check Services	82,993	87,076	91,743	109,189

	$217,824	$223,172	$231,952	$248,786

Operating income:
Card Services	$19,037	$30,307	$34,893	$37,938
Check Services	5,974	8,999	11,852	17,736

	25,011	39,306	46,745	55,674
General corporate expense	(4,976)	(3,464)	(4,959)	(5,122)

	$20,035	$35,842	$41,786	$50,552

Income from continuing operations before cumulative effect of a change in accounting principle	$11,614	$21,989	$25,235	$31,002
Income from discontinued operations, net of tax (Note 5)	578	979	1,090	1,250
Cumulative effect of a change in accounting principle, net of tax (Note 2)	—	—	—	(1,335)

Net income	$12,192	$22,968	$26,325	$30,917

Basic earnings per share:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.18	$0.34	$0.39	$0.48
Income from discontinued operations	0.01	0.01	0.02	0.02
Cumulative effect of a change in accounting principle	—	—	—	(0.02)

Net income	$0.19	$0.35	$0.40	$0.48

Diluted earnings per share:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.18	$0.33	$0.38	$0.48
Income from discontinued operations	0.01	0.01	0.02	0.02
Cumulative effect of a change in accounting principle	—	—	—	(0.02)

Net income	$0.18	$0.35	$0.40	$0.48

Dividends declared per common share	$—	$—	$0.05	$0.05

(1)	The first quarter and second quarter of 2003 include other charges of $12.6 million and $(0.4) million, respectively. See Note 3 for further information on these charges.

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

Segment information for 2004, 2003, and 2002 is as follows (dollars in thousands):

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Revenues:
Card Services	$590,382	57%	$550,733	60%	$559,726	62%
Check Services	449,124	43	371,001	40	347,065	38

	$1,039,506	100%	$921,734	100%	$906,791	100%

Operating income:
Card Services	$140,526	70%	$122,175	73%	$124,596	75%
Check Services	61,036	30	44,561	27	41,883	25

	201,562	100%	166,736	100%	166,479	100%

General corporate expense	(21,908)		(18,521)		(19,310)

	$179,654		$148,215		$147,169

Total assets at December 31:
Card Services	$533,304	58%	$475,293	61%
Check Services	292,936	32	215,529	27
Corporate	54,141	6	58,708	7
Discontinued operations (Note 5)	41,828	4	35,826	5

	$922,209	100%	$785,356	100%

Depreciation and amortization:
Card Services	$34,054	72%	$32,220	77%	$31,886	82%
Check Services	12,114	25	8,688	21	6,572	17
Corporate	1,281	3	1,122	2	592	1

	$47,449	100%	$42,030	100%	$39,050	100%

Capital expenditures:
Card Services	$31,660	77%	$29,309	67%	$36,746	75%
Check Services	8,826	22	13,849	32	8,700	18
Corporate	422	1	589	1	3,515	7

	$40,908	100%	$43,747	100%	$48,961	100%

Financial information by geographic area is as follows (dollars in thousands):

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Revenues (based on location of customer):
United States	$861,903	83%	$754,123	82%	$723,430	80%
United Kingdom	92,703	9	89,477	10	79,040	9
Brazil	20,718	2	24,889	3	61,033	7
Other	64,182	6	53,245	5	43,288	4

	$1,039,506	100%	$921,734	100%	$906,791	100%

Long-lived assets at December 31:
United States	$299,938	59%	$244,718	56%
Brazil	112,784	22	105,073	24
United Kingdom	59,813	12	59,351	14
Other	36,084	7	26,119	6

	$508,619	100%	$435,261	100%

Revenues from external customers by product and service offering are as follows (dollars in thousands):

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Card Issuer Services	$502,596	48%	$462,522	50%	$448,496	50%
Check Services	449,124	43	371,001	40	347,065	38
Merchant Processing Services	81,774	8	76,618	9	101,729	11
Card Issuer Software and Support	6,012	1	11,593	1	9,501	1

	$1,039,506	100%	$921,734	100%	$906,791	100%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), was carried out by the Company’s management, with the participation of the chief executive and chief financial officers, as of the end of the period covered by this Annual Report on Form 10-K. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on the evaluation discussed above, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Internal Control Over Financial Reporting

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 is included in Part II, Item 8 of this Annual Report on Form 10-K. That assessment has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is also included in Part II, Item 8.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 to be filed with the Securities and Exchange Commission, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our code of ethics applicable to our chief executive, financial and accounting officers, which is incorporated by reference into this report. Information relating to our executive officers is included in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 to be filed with the Securities and Exchange Commission, will contain information relating to director and executive officer compensation, which is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 to be filed with the Securities and Exchange Commission, will contain information relating to security ownership of certain beneficial owners and management, which is incorporated by reference into this report.

Our Proxy Statement will also contain information relating to our equity compensation plans, which is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 to be filed with the Securities and Exchange Commission, will contain information relating to certain relationships and related transactions between us and certain of our directors and executive officers, which is incorporated by reference into this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 to be filed with the Securities and Exchange Commission, will contain information relating to the fees charged and services provided by our principal accountant during the last two fiscal years and our pre-approval policy and procedures for audit and non-audit services, which is incorporated by reference into this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

See Index to Financial Statements on page 37.

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

Exhibit No.	Description
2.1	Distribution Agreement, Plan of Reorganization and Distribution, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 2.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of Certegy Inc., previously filed as Exhibit 4.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

3.2	Amended and Restated Bylaws of Certegy Inc., previously filed as Exhibit 4.2 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

3.2(a)	Amended and Restated Bylaws of Certegy Inc. dated February 5, 2004, previously filed as Exhibit 3.2(a) on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.

4.1

Rights Agreement, dated as of June 29, 2001, between Certegy Inc. and SunTrust Bank, as Rights Agent, previously filed as Exhibit 4.3 on Form

8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

4.2	Indenture, dated September 10, 2003, between Certegy Inc. and SunTrust Bank, as Trustee, previously filed as Exhibit 4.1 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

4.3	Registration Rights Agreement, dated September 10, 2003, among Certegy Inc., Bear, Stearns & Co. Inc., and the other parties referred to in Schedule A to the Purchase Agreement, previously filed as Exhibit 4.2 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

4.4	Form of 4.75% Note due in 2008 (included in Exhibit 4.1), previously filed as Exhibit 4.3 (included in Exhibit 4.1) on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

4.5	Form of certificate representing Certegy Inc. Common Stock, previously filed as Exhibit 4.4 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.1	Master Agreement previously filed as Exhibit 10.27 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC File No. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.2	Transaction Document #1 previously filed as Exhibit 10.26 on Form 10-K filed March 30, 2000 by Equifax Inc. (SEC File No. 001-06605) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

Exhibit No.	Description
10.3	Assignment and Assumption of Lease and Other Operative Documents, dated June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank, previously filed as Exhibit 10.3 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.3(a)	Omnibus Amendment to Master Agreement, Lease, Loan Agreement and Definitions Appendix A (Florida) dated as of September 17, 2004, entered into among Certegy Inc., Prefco VI Limited Partnership, and SunTrust Bank, previously filed as Exhibit 10.3(a) on Form 10-Q filed November 9, 2004 (SEC File No. 001-16427) and incorporated by reference.

10.4	Amended and Restated 364-Day Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A., previously filed as Exhibit 10.4 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.5

Amended and Restated Revolving Credit Agreement, dated July 6, 2001, among Certegy Inc., SunTrust Bank, Wachovia Bank, N.A., Fleet National Bank, and Bank of America, N.A, previously filed as Exhibit 10.5 on Form

10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.6	$130,000,000 Credit Agreement, dated June 29, 2001, between Certegy Inc. and First Union National Bank., previously filed as Exhibit 10.6 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.6(a)	First Amendment to Credit Agreement dated as of September 17, 2004 by and between Certegy Inc., Wachovia Bank, National Association f/k/a First Union National Bank, previously filed as Exhibit 10.6(a) on Form 10-Q filed November 9, 2004 (SEC File No. 001-16427) and incorporated by reference.

10.7	Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Andrade Gutierrez Telecomunicacoes Ltda., Andrade Gutierrez S.A., Construtora Andrade Gutierrez S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda., previously filed as Exhibit 10.7 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.8	Acquisition Agreement, dated May 24, 2001, among Equifax Payment Services, Inc., Equifax Do Brasil Holdings Ltda., Socma Americana S.A., Sideco Do Brasil S.A. and Unnisa-Solucoes Em Meios De Pagamento Ltda., previously filed as Exhibit 10.8 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.9	Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.10	Employee Benefits Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.2 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.11	Tier I Change in Control Agreement, previously filed as Exhibit 10.11 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC file No. 001-16427) and incorporated by reference. (1)

10.11(a)	Amended Tier I Change in Control Agreement revised May 16, 2002, previously filed as Exhibit 10.11(a) on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.12	Tier II Change in Control Agreement, previously filed as Exhibit 10.12 on Amendment No. 2 to Form 10 filed June 11, 2001 (SEC file No. 001-16427) and incorporated by reference. (1)

10.12(a)	Amended Tier II Change in Control Agreement revised May 16, 2002 previously filed as Exhibit 10.12(a) on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.13	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan, previously filed as Exhibit 10.13 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.14	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement (New Participant), previously filed as Exhibit 10.14 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.15	Grantor Trust Agreement, dated July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A., previously filed as Exhibit 10.15 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference.

Exhibit No.	Description
10.15(a)	Grantor Trust Agreement, as originally effective July 8, 2001, and amended and restated effective December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A., previously filed as Exhibit 10.15(a) on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.

10.16	Intercompany Data Purchase Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.3 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.17	Transition Support Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.4 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.18	Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.5 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.19	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.6 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

10.20	Certegy Inc. 2001 Stock Incentive Plan, previously filed as Exhibit 10.20 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.21	Certegy Inc. Stock Incentive Plan, amended and restated February 28, 2002, previously filed as Exhibit 10.21 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.21(a)	Amendment No. 1 to Certegy Inc. Stock Incentive Plan, previously filed as Exhibit 10.21(a) on Form 10-Q filed August 6, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.22	Certegy Inc. 2001 Key Management Long-Term Incentive Plan, previously filed as Exhibit 10.22 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.23	First Amendment to Certegy Inc. 2001 Key Management Long-Term Incentive Plan, effective February 28, 2002, previously filed as Exhibit 10.23 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.24	Certegy Inc. Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.24 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.25	Certegy Inc. Deferred Compensation Plan, previously filed as Exhibit 10.25 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.26	Equifax Inc. Performance Incentive Plan, previously filed as Exhibit 10.26 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.27	2002 Certegy Inc. Annual Incentive Plan, previously filed as Exhibit 10.27 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.28	Year 2001 Stock Option Exchange Program Terms and Conditions, previously filed as Exhibit 10.28 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.29	Certegy 2002 Bonus Deferral Program Terms and Conditions, previously filed as Exhibit 10.29 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.30

Certegy Excess Liability Insurance Plan for the Registrant’s executive

Officers, previously filed as Exhibit 10.30 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.31	Financial/Tax Planning Services Program for the Registrant’s executive officers, previously filed as Exhibit 10.31 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)

10.32	Certegy Inc. Deferred Compensation Plan, previously filed as Exhibit 10.32 on Form 10-K filed February 14, 2003 (SEC File No. 001-16427) and incorporated by reference. (1)

10.33	Asset Purchase Agreement, dated December 5, 2002, between Down Acquisition Corporation and Netzee, Inc., previously filed as Exhibit 10.33 on Form 10-K filed February 14, 2003 (SEC File No. 001-16427) and incorporated by reference.

Exhibit No.	Description
10.34	Revolving Credit Agreement, dated as of September 3, 2003, among Certegy Inc., the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, previously filed as Exhibit 10.34 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.

10.34(a)	First Amendment to Revolving Credit Agreement dated as of August 24, 2004 by and among Certegy Inc., the several banks and other financial institutions from time to time party hereto, Wachovia Bank, National Association, as Syndication Agent, Bank of America N.A., as Documentation Agent and SunTrust Bank, as Administrative Agent, previously filed as Exhibit 10.34(a) on Form 1-Q filed November 9, 2004 (SEC File No. 001-16427) and incorporated by reference.

10.35	Tier III Change in Control Agreement dated May 16, 2002, previously filed as Exhibit 10.35 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.36	ICBA Bankcard, Inc. and Certegy Card Services, Inc. 2003 Renewal Service Agreement, previously filed as Exhibit 10.36 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.

10.37	2004 Restated CSCU Card Processing Service Agreement, previously filed as Exhibit 10.37 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.

10.38	Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003, previously filed as Exhibit 10.38 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.39	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003, previously filed as Exhibit 10.39 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.40	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003, previously filed as Exhibit 10.40 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.41	Trust Agreement for the Certegy Inc. Deferred Compensation Plan between Certegy Inc. and SunTrust Bank dated March 4, 2003, previously filed as Exhibit 10.41 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.42	Master Agreement for Operations Support Services between Certegy Inc. and International Business Machines Corporation dated June 29, 2001, previously filed as Exhibit 10.42 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.43	Master Agreement for Operations Support Services Transaction Document #03-01 (United States) between Certegy Inc. and International Business Machines Corporation dated March 5, 2003, previously filed as Exhibit 10.43 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.44	Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement dated June 18, 2004, previously filed as Exhibit 10.44 on Form 10-Q filed August 6, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.45	Certegy Inc. Restricted Stock Units Deferral Election Agreement for 2004, previously filed as Exhibit 10.45 on Form 10-Q filed August 6, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

10.46	Form of Certegy Inc. Annual Incentive Plan, previously filed as Exhibit 10.46 on Form 8-K filed February 10, 2005 (SEC File No. 001-16427) and incorporated by reference. (1)

10.47	Form of Certegy Inc. Stock Incentive Plan Non-Qualified Stock Option Award Agreement. (1)

10.48	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement. (1)

10.49	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Award Agreement. (1)

12.1	Statements re Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, to incorporation by reference.

Exhibit No.	Description
31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

Date: March 11, 2005	CERTEGY INC.

	By:	/s/ LEE A. KENNEDY
Lee A. Kennedy Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2005	By:	/s/ LEE A. KENNEDY
Lee A. Kennedy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2005	By:	/s/ MICHAEL T. VOLLKOMMER
Michael T. Vollkommer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2005	By:	/s/ PAMELA A. TEFFT
Pamela A. Tefft Senior Vice President and Controller (Principal Accounting Officer)

Date: March 11, 2005	By:	/s/ RICHARD N. CHILD
Richard N. Child, Director

Date: March 11, 2005	By:	/s/ CHARLES T. DOYLE
Charles T. Doyle, Director

Date: March 11, 2005	By:	/s/ KENNETH A. GUENTHER
Kenneth A. Guenther, Director

Date: March 11, 2005	By:	/s/ KEITH W. HUGHES
Keith W. Hughes, Director

Date: March 11, 2005	By:	/s/ DAVID K. HUNT
David K. Hunt, Director

Date: March 11, 2005	By:	/s/ PHILLIP B. LASSITER
Phillip B. Lassiter, Director

Date: March 11, 2005	By:	/s/ KATHY BRITTAIN WHITE
Kathy Brittain White, Director

CERTEGY INC.

FORM 10-K

INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit No.	Description
10.47	Form of Certegy Inc. Stock Incentive Plan Non-Qualified Stock Option Award Agreement. (1)

10.48	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement. (1)

10.49	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Award Agreement. (1)

12.1	Statements re Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, to incorporation by reference.

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.