Form 10-Q
period 2005-03-31
CERTEGY INC
filed 2005-05-10
CIK 1136893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-16427

Certegy Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2606325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Second Avenue South Suite 1100S St. Petersburg, FL	33701
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)

(727) 227-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at April 30, 2005
Common stock, $0.01 par value	61,826,294

CERTEGY INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenues	$262,458	$239,340

Operating expenses:
Costs of services	190,292	177,240
Selling, general and administrative	35,114	32,130

	225,406	209,370

Operating income	37,052	29,970
Other income, net	165	220
Interest expense	(3,305)	(2,976)

Income from continuing operations before income taxes	33,912	27,214
Provision for income taxes	(12,757)	(10,363)

Income from continuing operations	21,155	16,851
Income from discontinued operations, net of taxes of $1.2 million and $0.7 million, respectively (Note 4)	2,041	1,272

Net income	$23,196	$18,123

Basic earnings per share of Common Stock
Income from continuing operations	$0.34	$0.26
Income from discontinued operations	0.03	0.02

Net income	$0.38	$0.28

Diluted earnings per share of Common Stock
Income from continuing operations	$0.34	$0.26
Income from discontinued operations	0.03	0.02

Net income	$0.37	$0.28

Average shares outstanding (Note 5)
Basic	61,794	63,677

Diluted	62,859	64,643

Dividends per share of Common Stock (Note 12)	$0.05	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$50,625	$41,801
Settlement deposits	43,473	44,855
Trade accounts receivable, net of allowance for doubtful accounts of $2,912 and $2,175, respectively	106,534	120,767
Settlement receivables	44,922	49,861
Claims recoverable (Note 2)	28,447	39,316
Other receivables	47,421	48,053
Other current assets (Note 6)	22,686	22,236
Assets held for sale (Note 4)	39,869	41,828

Total current assets	383,977	408,717
Property and equipment, net (Note 7)	64,438	61,490
Goodwill, net (Note 8)	230,548	232,941
Other intangible assets, net (Note 8)	24,442	25,506
Systems development and capitalized contract costs, net	122,366	123,135
Other assets, net (Note 9)	71,588	70,420

Total Assets	$897,359	$922,209

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$58,794	$56,764
Settlement payables	88,395	94,716
Claims payable (Note 2)	21,657	36,204
Compensation and benefit liabilities	17,660	19,384
Income taxes payable	21,422	14,398
Other payables	24,113	22,882
Other current liabilities (Note 10)	24,290	28,271
Liabilities related to assets held for sale (Note 4)	15,811	17,719

Total current liabilities	272,142	290,338
Long-term debt (Note 11)	250,209	273,968
Deferred income taxes	29,760	33,071
Other long-term liabilities	17,889	17,545

Total liabilities	570,000	614,922

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 69,272 shares issued and 61,810 and 61,784 shares outstanding in 2005 and 2004, respectively	693	693
Paid-in capital	294,098	290,865
Retained earnings	315,600	295,532
Accumulated other comprehensive loss (Note 12)	(62,960)	(59,194)
Treasury stock, at cost; 7,462 and 7,488 shares in 2005 and 2004, respectively	(220,072)	(220,609)

Total shareholders’ equity	327,359	307,287

Total Liabilities and Shareholders’ Equity	$897,359	$922,209

The accompanying notes are an integral part of these Consolidated Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$23,196	$18,123
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations (Note 4)	(2,041)	(1,272)
Depreciation and amortization	12,529	11,084
Amortization of deferred compensation	3,093	4,814
Other non-cash items	1,497	1,279
Deferred income taxes	(2,661)	639
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	13,110	20,307
Current liabilities, excluding settlement and claims payable	4,631	(11,186)
Claims accounts, net	(3,678)	(1,348)
Other current assets	(1,148)	1,210
Other long-term liabilities	196	1,976
Other long-term assets	(2,326)	(8,742)

Net cash provided by operating activities	46,398	36,884

Cash flows from investing activities:
Capital expenditures	(12,037)	(7,026)
Acquisitions, net of cash acquired	—	(33,391)

Net cash used in investing activities	(12,037)	(40,417)

Cash flows from financing activities:
Net additions to (repayments of) revolving credit facilities	(24,300)	50,000
Treasury stock purchases	—	(20,777)
Proceeds from exercise of stock options	720	1,646
Dividends paid	(3,119)	(3,218)
Other	(308)	(81)

Net cash (used in) provided by financing activities	(27,007)	27,570

Effect of foreign currency exchange rates on cash	(622)	161
Cash provided by discontinued operations (Note 4)	2,092	52

Net cash provided	8,824	24,250

Cash and cash equivalents, beginning of period	41,801	22,280

Cash and cash equivalents, end of period	$50,625	$46,530

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share amounts or unless otherwise noted)

Note 1—Basis of Presentation

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

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and should be read in conjunction with the Company’s consolidated financial statements and the notes to those statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K. Significant accounting policies disclosed in the annual report have not changed, unless specifically indicated in Note 2 herein. All significant intercompany transactions and balances have been eliminated.

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

Note 2—Significant Accounting Policies

Reserve for Card Processing and Check Guarantee Losses. The Company recognizes a reserve for estimated losses related to its card issuing and merchant acquiring businesses based on historical experience and other relevant factors. In the Company’s card issuing business, the Company records estimates to accrue for losses resulting from transaction processing errors. The Company utilizes a number of systems and procedures within its card issuing business in order to minimize such transaction processing errors. In the Company’s merchant acquiring business, if, due to the insolvency or bankruptcy of the merchant or other reasons, the Company is not able to collect amounts from its merchant customers for cardholder chargebacks, the Company must bear the credit risk for the full amount of the cardholder transaction. The Company requires cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk and believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. These card processing loss reserve amounts are subject to risk that actual losses may be greater than the Company’s estimates. At March 31, 2005 and December 31, 2004, the Company had aggregate card processing loss reserves of $0.6 million and $0.9 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

As further discussed in Note 4, in September 2004, the Board of Directors approved a plan to sell the Company’s merchant acquiring business; therefore, the Company’s financial statements reflect the merchant acquiring business as discontinued operations. The portion of the card processing loss reserves related to the merchant acquiring business has not been reclassified to discontinued operations in the consolidated balance sheets as, upon the ultimate sale of the merchant acquiring business, the Company may retain the credit risk for cardholder transactions processed by the Company prior to the sale.

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. The Company’s merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a liability to its merchant customers for estimated check returns (claims payable) and a receivable for amounts the Company estimates it will recover from the check writers (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable and accrued claims recoverable balances of $21.7 million and $28.4 million at March 31, 2005 and $36.2 million and $39.3 million at December 31, 2004, respectively.

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

The Company adopted SFAS 123(R) on January 1, 2005, using the Black-Scholes-Merton option valuation model and the modified retrospective method, restating all prior periods. Refer to Note 12 for additional information.

Note 3—Acquisitions

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

During the first quarter of 2005, the Company recorded certain purchase price allocation adjustments. These adjustments resulted in a net decrease in goodwill of $0.5 million to record a reduction in acquisition liabilities and $0.1 million to adjust other accruals relating to the Crittson acquisition.

In connection with these acquisitions, the Company recorded acquisition liabilities totaling $7.8 million for early termination costs associated with a data processing contract of one of the acquired businesses, severance and relocation costs for employees of the acquired businesses, and professional fees. These costs were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. As of March 31, 2005, $6.8 million of these costs had been paid and charged against the liability. As discussed above, acquisition liabilities were reduced by $0.5 million in the first quarter of 2005 as a result of finalization of the assumed liability amounts. The remaining liability of $0.5 million is expected to be paid by the end of 2005.

In connection with the acquisition of Game Financial, the Company may receive purchase price reductions for certain customers if those customers terminate their contracts during designated periods subsequent to the acquisition. The maximum amount that could be received by the Company is $6.0 million at March 31, 2005. Additionally, in connection with the acquisition of Crittson, the Company may be required to pay certain additional amounts of up to $1.2 million, payable in cash and to be accounted for under the purchase method, contingent upon the acquired business achieving specified levels of revenue growth during designated periods subsequent to the acquisition. Any such payments to or by the Company would result in adjustments to goodwill, and in the case of customer contract settlements, to identifiable intangible assets.

The above acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition. The pro forma effects of these acquisitions on the Company’s consolidated financial statements were not material.

Approximately $5.8 million of the Crittson purchase price, which represents merchant acquiring operations, was reclassified to discontinued operations (Note 4), including $4.0 million of goodwill and $1.2 million of identifiable intangible assets.

Note 4—Discontinued Operations

The Company’s merchant processing operations consist of two businesses: (1) merchant acquiring, where the Company is a direct party to contracts with merchants regarding its provision of card processing services for the merchant, and the Company is subject to the associated risk that a cardholder billing dispute will be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, where the Company provides authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. The Company views merchant acquiring as a non-strategic business and over the past few years, has operated this business conservatively to reduce exposure to merchant risk, which in the short-term improved overall profitability but limited growth. In September 2004, the Board of Directors approved a plan to sell the Company’s merchant acquiring business, at which time, the held for sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” were met. The Company expects to reach a definitive agreement regarding the disposition of this business during the second quarter of 2005.

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

The Company plans to continue to operate the institution processing business, which it believes is complementary to its card issuing business.

Summarized financial information for discontinued operations for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Revenues	$25,328	$24,069
Operating expenses	22,068	22,050

Income before income taxes	3,260	2,019
Provision for income taxes	(1,219)	(747)

Income from discontinued operations	$2,041	$1,272

The assets held for sale and liabilities related to assets held for sale as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
Assets:
Settlement deposits	$—	$1,716
Trade accounts receivable, net	6,554	6,424
Settlement receivables	8,494	8,774
Other current assets	279	372
Goodwill, net	4,005	4,005
Other intangible assets, net	20,537	20,537

Assets held for sale	$39,869	$41,828

Liabilities:
Accounts payable and other accrued expenses	$1,110	$1,271
Settlement payables	8,494	10,490
Deferred income taxes	6,207	5,958

Liabilities related to assets held for sale	$15,811	$17,719

Summarized cash flow information associated with discontinued operations for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Income from discontinued operations	$2,041	$1,272
Deferred income taxes	249	4,149
Changes in assets and liabilities:
Accounts receivable, net	(130)	1
Current liabilities, excluding settlement and claims payable	(161)	114
Other current assets	93	(352)
Other long-term assets	—	753

	$2,092	$5,937

Capital expenditures	—	(85)
Acquisitions (Note 3)	—	(5,800)

	—	(5,885)

Net cash provided by discontinued operations	$2,092	$52

Note 5—Earnings Per Share

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

	Three months ended March 31,
	2005	2004
Weighted average shares outstanding—basic	61,794	63,677
Effect of dilutive securities:
Stock options	696	738
Restricted stock	369	228

Weighted average shares outstanding—diluted	62,859	64,643

Note 6—Other Current Assets

The Company’s other current assets at March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Prepaid expenses	$13,805	$13,395
Current deferred income taxes	3,882	3,768
Inventories and supplies	2,301	2,417
Other	2,698	2,656

	$22,686	$22,236

Note 7—Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: building—40 years; leasehold improvements—not to exceed lease terms; data processing equipment—3 to 5 years; and furniture and fixtures—3 to 8 years. Maintenance and repairs are charged to expense as incurred.

Property and equipment at March 31, 2005 and December 31, 2004 consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Land	$1,500	$1,500
Building and improvements	39,146	38,852
Data processing equipment	75,530	72,014
Furniture and other equipment	63,184	60,283

	$179,360	$172,649
Less accumulated depreciation	(114,922)	(111,159)

	$64,438	$61,490

Equipment under capital lease, which is included in data processing equipment above, totaled $6.6 million at March 31, 2005 and $6.2 million at December 31, 2004. Accumulated depreciation related to these assets totaled approximately $1.5 million at March 31, 2005 and $1.3 million at December 31, 2004.

Note 8—Goodwill and Other Intangible Assets

Information related to the Company’s goodwill by segment is as follows (in thousands):

	March 31, 2005	December 31, 2004
Card Services	$182,870	$184,899
Check Services	47,678	48,042

	$230,548	$232,941

The change in the carrying amount of goodwill from December 31, 2004 to March 31, 2005 was the result of adjustments to the purchase price allocation of the Crittson acquisition (Note 3) and currency translation adjustments.

Information related to the Company’s other intangible assets subject to amortization is as follows (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired customer contracts	$27,433	$(6,522)	$27,328	$(5,431)
Other	4,853	(1,322)	4,853	(1,244)

	32,286	(7,844)	32,181	(6,675)

Net book value	$24,442		$25,506

The Company’s other intangible assets primarily consist of acquired customer contracts, data files, and customer lists, which are generally amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $1.2 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2006—$4.6 million; 2007—$4.6 million; 2008—$3.1 million; 2009—$3.1 million; and 2010—$3.1 million.

The change in the carrying amount of other intangible assets from December 31, 2004 to March 31, 2005 was the result of currency translation adjustments.

The Company has no intangible assets with indefinite useful lives.

Note 9—Other Assets

Other assets, net at March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Prepaid pension cost	$15,471	$16,656
Cash surrender value of life insurance policies	14,911	13,998
Deferred income taxes	4,290	4,873
SERP intangible asset	4,742	4,742
Deferred financing costs, net	2,303	2,596
Other	29,871	27,555

	$71,588	$70,420

Note 10—Other Current Liabilities

The Company’s other current liabilities at March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Deferred revenue	$8,992	$8,414
Accrued interest	426	2,810
Other	14,872	17,047

	$24,290	$28,271

Note 11—Long-Term Debt

Long-term debt at March 31, 2005 and December 31, 2004 consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Unsecured notes, 4.75%, due 2008, net of unamortized discount	$199,574	$199,543
Borrowings under revolving credit facility	24,300	48,600
Notes payable, 3.48% at March 31, 2005 and 2.25% at December 31, 2004, due 2009	22,364	22,364
Capital lease obligations, less current portion	3,971	3,461

	$250,209	$273,968

Note 12—Shareholders’ Equity

As discussed in Note 2, the Company adopted SFAS 123(R) on January 1, 2005, using the Black-Scholes-Merton option valuation model and the modified retrospective method, restating all prior periods. The Company currently awards stock options, restricted stock, and restricted stock units to its employees and members of the Board of Directors, the terms of which are described in further detail below.

Stock Options. In June 2001, the Company’s Board of Directors adopted the Certegy Inc. Stock Incentive Plan (the “Employee Stock Plan”), pursuant to which 6.6 million shares of authorized but unissued common stock were reserved. Under the provisions of the Employee Stock Plan, the number of shares available for grant is increased each January through 2008 based on the number of common shares issued and outstanding. The Employee Stock Plan provides that qualified and nonqualified stock options may be granted to officers and other key employees at exercise prices not less than market value on the date of grant. Options generally vest over a three or four-year period subject to the employee’s continued service and are exercisable for seven to ten years from the date of grant. Options generally provide for accelerated vesting in the event of a change in control. Options generally continue to vest in accordance with the original vesting schedule upon retirement or permanent disability when eligible to retire subject to the individual being available to perform reasonable services for the Company as a consultant through the vesting date of the grant, and subject to the conditions that the individual does not commence employment with a competitor of the Company, does not engage in solicitation of the Company’s employees, customers or suppliers, and does not disclose the Company’s confidential information or trade secrets.

Additionally, the Company adopted the Certegy Inc. Non-Employee Director Stock Option Plan (the “Director Stock Plan”), pursuant to which 200,000 shares of stock are available for grant to non-employee directors in the form of stock options.

Prior to January 1, 2005, the Company accounted for stock option awards using APB 25’s intrinsic value method as permitted by SFAS 123. As such, no compensation cost was recognized in the income statement, as the exercise price equaled the market value of the underlying common stock on the date of grant. Additionally, prior to January 1, 2005, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires that such tax benefits be classified as financing cash flows. The effect of the adoption of SFAS 123(R) is summarized below in the section entitled Effect of SFAS 123(R) Adoption.

The following is a summary of the stock option activity during the three months ended March 31, 2005 (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2004	4,608	$28.34
Granted (at market price)	718	35.35
Exercised	(26)	28.03
Cancelled	(35)	29.64

Balance, March 31, 2005	5,265	$29.29	6.10	$28,062

Exercisable, March 31, 2005	3,622	$27.70	5.78	$25,064

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions summarized in the following table. Expected volatility and expected term are derived primarily based on the Company’s historical data. In computing historical volatility, the Company disregards any identifiable period of time in which its share price is extraordinarily volatile because of events that are not expected to recur during the expected term. In 2005, the Company began evaluating expected term based on separate employee groups with similar historical exercise behavior. The range provided in the table below results from certain groups of employees exhibiting different exercise behavior. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term. The dividend yield is calculated based on the anticipated dividends over the expected term.

	Three months ended March 31,
	2005	2004
Expected volatility	25%	40%
Expected term (in years)	4.96 – 6.97	4.86
Risk-free interest rate	4.21 – 4.37%	3.52%
Dividend yield	0.50%	0.60%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 and 2004 was $12.16 and $12.85, respectively. The Company recognizes compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At March 31, 2005, the unamortized compensation cost related to stock option awards totaled $16.3 million, which is expected to be recognized over a weighted-average period of 2.56 years.

Stock option expense for 2004 was as follows (in thousands, except per share data):

	2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Stock option expense	$3,557	$2,769	$2,414	$2,418	$11,158
Income tax benefit	(1,022)	(651)	(580)	(707)	(2,960)

	$2,535	$2,118	$1,834	$1,711	$8,198

Diluted EPS	$0.04	$0.03	$0.03	$0.03	$0.13

Restricted Stock. In June 2001, the Company’s Board of Directors adopted the Certegy Inc. Key Management Long-Term Incentive Plan for officers and other key employees. This plan, in conjunction with the Employee Stock Plan, provides for the issuance of restricted stock awards. Restricted stock generally vests over a specified period subject to the employee’s continued service. Certain restricted stock awards contain performance-accelerated provisions; accordingly, compensation expense associated with these awards can fluctuate each year based on the likelihood that the performance criteria will be met. Restricted stock generally provides for accelerated vesting in the event of a change in control or death. Restricted stock generally continues to vest in accordance with the original vesting schedule upon retirement or permanent disability when eligible to retire subject to the individual being available to perform reasonable services for the Company as a consultant through the vesting date of the grant, and subject to the conditions that the individual does not commence employment with a competitor of the Company, does not engage in solicitation of the Company’s employees, customers or suppliers, and does not disclose the Company’s confidential information or trade secrets. Additionally, employees receive dividends on restricted stock awards. The Company recognizes compensation cost for restricted stock on a straight-line basis over the vesting period based on the quoted fair market value of the Company stock on the date of grant.

The following is a summary of the restricted stock activity during the three months ended March 31, 2005 (shares in thousands):

	Shares	Weighted- Average Grant- Date Fair Value
Balance, December 31, 2004	599	$31.31
Granted (at market price)	143	35.22
Vested	—	—
Cancelled	(5)	32.51

Balance, March 31, 2005	737	$32.06

Weighted average remaining contractual term (years)		2.21

The restricted stock awards granted during the three months ended March 31, 2005 become fully vested in one or three years if certain performance criteria are met; otherwise, the awards will vest at the end of two or five years. During the three months ended March 31, 2004, the Company granted approximately 130 thousand restricted stock awards with a weighted-average grant-date fair value of $32.55 per share. Approximately 133 thousand restricted stock awards vested during the three months ended March 31, 2004 with a weighted-average grant-date fair value of $31.84. The compensation cost and the related tax benefit associated with restricted stock awards totaled $1.4 million and $0.6 million, respectively, during the three months ended March 31, 2005, and $1.3 million and $0.5 million, respectively, during the three months ended March 31, 2004. At March 31, 2005, the unamortized compensation cost related to restricted stock awards totaled $13.1 million, which is expected to be recognized over a weighted-average period of 2.21 years.

Prior to the adoption of SFAS 123(R), restricted stock awards were recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant. The common or treasury stock balances were adjusted on the date of grant to reflect the issuance of the restricted stock awards. Under to the provisions of SFAS 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. Accordingly, SFAS 123(R) requires that compensation cost be recognized over the requisite service period with an offsetting credit to paid-in capital. The effect of the adoption of SFAS 123(R) is summarized below in the section entitled Effect of SFAS 123(R) Adoption.

Restricted Stock Units. In July 2004, 13,475 restricted stock units were awarded to the Company’s Board of Directors. The restricted stock units vest one year from the grant date, at which time common stock will be issued unless the Board member elects to defer delivery of the stock. Compensation expense is recognized on a straight-line basis over the vesting period based on the quoted fair market value of the Company’s stock on the date of grant. The weighted-average grant-date fair value is $37.80 per unit. Compensation cost and the related tax benefit associated with restricted stock units totaled $127 thousand and $50 thousand, respectively, during the three months ended March 31, 2005. As of March 31, 2005, the unamortized compensation cost related to restricted stock units totaled $127 thousand, which will be recognized during the second quarter of 2005. The adoption of SFAS 123(R) did not have a material effect on the Company’s accounting treatment of restricted stock units.

Treasury Stock. The Company made no share repurchases in the first quarter of 2005. In May 2004, the Board of Directors of the Company approved a $100 million share repurchase program, which replaced the prior authority. As of March 31, 2005, the Company had $43.3 million remaining under this program for future share repurchases. When available, the Company uses treasury shares for employee stock option exercises and restricted stock awards. During the first three months of 2005, the Company reissued approximately 0.2 million treasury shares in connection with employee stock option exercises and restricted stock awards, net of cancellations.

Dividends. In February 2005, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.1 million, which was paid on April 15, 2005 to shareholders of record as of the close of business on April 1, 2005.

Comprehensive Income. The components of comprehensive income for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net income	$23,196	$18,123
Change in cumulative foreign currency translation adjustment	(3,960)	1,561
Change in cumulative loss from cash flow hedging activities	194	(129)

Comprehensive income	$19,430	$19,555

Accumulated other comprehensive loss at March 31, 2005 and December 31, 2004 consists of the following components (in thousands):

	March 31, 2005	December 31, 2004
Cumulative foreign currency translation adjustment	$(62,605)	$(58,645)
Cumulative loss from cash flow hedging activities	(355)	(549)

Accumulated other comprehensive loss	$(62,960)	$(59,194)

Effect of SFAS 123(R) Adoption. The effect of the adoption of SFAS 123(R) on the consolidated statements of income and cash flows is as follows (in thousands, except per share data):

	Three months ended March 31,
	2005			2004
	Without SFAS 123(R)	SFAS 123(R) impact	With SFAS 123(R)	Without SFAS 123(R)	SFAS 123(R) impact	With SFAS 123(R)
Income from continuing operations before income taxes	$35,432	$(1,520)	$33,912	$30,771	$(3,557)	$27,214
Provision for income taxes	(13,172)	415	(12,757)	(11,385)	1,022	(10,363)
Income from continuing operations	22,260	(1,105)	21,155	19,386	(2,535)	16,851
Net income	24,301	(1,105)	23,196	20,658	(2,535)	18,123
Net cash provided by operating activities	46,411	(13)	46,398	36,893	(9)	36,884
Net cash (used in) provided by financing activities	(27,020)	13	(27,007)	27,561	9	27,570
Basic earnings per share	$0.39	$(0.01)	$0.38	$0.32	$(0.04)	$0.28
Diluted earnings per share	$0.39	$(0.02)	$0.37	$0.32	$(0.04)	$0.28

The effect of the adoption of SFAS 123(R) on the consolidated balance sheet at December 31, 2004 is as follows (in thousands):

	Without SFAS 123(R)	SFAS 123(R) impact	With SFAS 123(R)
Deferred income tax assets (included in net deferred income tax liability)	$40,295	$(7,224)	$33,071
Common stock	695	(2)	693
Paid-in capital	253,995	36,870	290,865
Retained earnings	325,681	(30,149)	295,532
Deferred compensation	(9,648)	9,648	—
Treasury stock	(211,466)	(9,143)	(220,609)

Note 13—Employee Benefits

Net periodic benefit cost for the Company’s retirement, supplemental retirement (“SERP”), and postretirement benefit plans includes the following components for the three months ended March 31, 2005 and 2004:

	Retirement Plans		Postretirement Benefit Plan
	Three months ended March 31,
	2005	2004	2005	2004
Service cost	$1,139	$903	$67	$60
Interest cost	926	790	39	32
Expected return on plan assets	(1,135)	(1,108)	—	—
Recognized actuarial loss	409	109	—	—
Amortization of net (gain) or loss	—	—	—	(32)
Amortization of prior service cost (benefit)	128	128	(21)	(17)

Net periodic benefit cost	$1,467	$822	$85	$43

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP 106-1. FSP 106-2, which became effective in the third quarter of 2004, provides guidance on accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. To qualify for the subsidy, plan sponsors of Medicare-eligible retirees must provide prescription drug benefits which are at least as valuable as the benefits that those retirees would be entitled to under Medicare Part D. The Company maintains a postretirement benefit plan which provides a prescription drug benefit. At this time, the Company is unable to determine whether it is eligible to receive federal subsidies. Thus, the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost amounts do not reflect any amount associated with the potential subsidy. The Company does not believe that the Act will have a material impact on the Company’s consolidated financial statements.

Note 14—Commitments and Contingencies

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

Based on current fair market values of the leased properties, the Company does not expect to be required to make payments under either of these residual value guarantees.

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

Note 15—Segment Information

Segment information for the three months ended March 31, 2005 and 2004 is as follows (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended March 31,
	2005	2004
Revenues:
Card Services	$153,956	$138,654
Check Services	108,502	100,686

	$262,458	$239,340

Operating income:
Card Services	$31,046	$29,013
Check Services	14,202	8,051

	45,248	37,064
General corporate expense	(8,196)	(7,094)

	$37,052	$29,970

Total assets by segment at March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
Card Services	$534,836	533,304
Check Services	268,828	292,936
Corporate	53,826	54,141
Discontinued Operations (Note 4)	39,869	41,828

	$897,359	$922,209

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months ended March 31, 2005 and 2004, including the notes to those statements, included elsewhere in this report. We also recommend that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Card Services. Card Services provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Additionally, we process American Express cards in Australia, the Caribbean, and Brazil. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. In the U.S., our card processing business is concentrated in the independent community bank and credit union segments of the market, while internationally, we service both large and small financial institutions. We provide our card issuer services internationally through our operations in the U.S., Brazil, Chile, the U.K., Australia, and the Caribbean. Our merchant processing services enable retailers and other businesses to accept credit, debit, and other electronic payment cards from purchasers of their goods and services, while our e-banking services enable financial institutions to offer Internet banking and related products to consumers and businesses. Card issuing software, support, and consulting services allow customers to manage their credit card programs.

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

Comparability of Financial Results. Certain of the recent developments described in the next section affected the comparability of our financial results for the three months ended March 31, 2005 and 2004.

Recent Developments

Adoption of SFAS No. 123 (revised). Prior to January 1, 2005, we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the statement of income for periods prior to January 1, 2005, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified retrospective transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for all prior periods presented have been restated based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

Additionally, prior to January 1, 2005, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS No. 123(R) requires that such tax benefits be classified as financing cash flows. The effect of the adoption of SFAS 123(R) on the consolidated statements of income and cash flows is detailed below (in thousands, except per share data):

	Three months ended March 31,
	2005			2004
	Without SFAS 123(R)	SFAS 123(R) impact	With SFAS 123(R)	Without SFAS 123(R)	SFAS 123(R) impact	With SFAS 123(R)
Income from continuing operations before income taxes	$35,432	$(1,520)	$33,912	$30,771	$(3,557)	$27,214
Provision for income taxes	(13,172)	415	(12,757)	(11,385)	1,022	(10,363)
Income from continuing operations	22,260	(1,105)	21,155	19,386	(2,535)	16,851
Net income	24,301	(1,105)	23,196	20,658	(2,535)	18,123
Net cash provided by operating activities	46,411	(13)	46,398	36,893	(9)	36,884
Net cash (used in) provided by financing activities	(27,020)	13	(27,007)	27,561	9	27,570
Basic earnings per share	$0.39	$(0.01)	$0.38	$0.32	$(0.04)	$0.28
Diluted earnings per share	$0.39	$(0.02)	$0.37	$0.32	$(0.04)	$0.28

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Expected volatility and expected term are derived primarily based on our historical data. In computing historical volatility, we disregard any identifiable period of time in which our share price is extraordinarily volatile because of events that are not expected to recur during the expected term. In 2005, we began evaluating expected term based on separate employee groups with similar historical exercise behavior. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term. The dividend yield is calculated based on the anticipated dividends over the expected term.

	Three months ended March 31,
	2005	2004
Expected volatility	25%	40%
Expected term (in years)	4.96 – 6.97	4.86
Risk-free interest rate	4.21 – 4.37%	3.52%
Dividend yield	0.50%	0.60%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 and 2004 was $12.16 and $12.85, respectively. We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date.

The adoption of SFAS No. 123(R) reduced first quarter 2005 and 2004 diluted earnings per share by $0.02 and $0.04, respectively. We expect the full year 2005 impact to diluted earnings per share to be $0.08 compared to $0.13 per share in 2004. Compensation cost recognized in any period is impacted by the number of stock options granted and the vesting period (which generally varies between three and four years), as well as the underlying assumptions used in estimating the fair value on the date of grant.

We also issue restricted stock awards to employees and restricted stock units to non-employee directors under certain of our compensation plans. The adoption of SFAS 123(R) did not have a material effect on our accounting treatment of restricted stock awards and restricted stock units. Refer to Note 12 in the consolidated financial statements for further information. The unamortized compensation cost related to our issued stock options, restricted stock, and restricted stock unit awards at March 31, 2005 is $16.3 million, $13.1 million, and $0.1 million, respectively.

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

We expect to reach a definitive agreement regarding the disposition of this business during the second quarter of 2005. We currently anticipate that the proceeds from the sale of this business will be used to pay down our revolving credit facility borrowings. We could change the use of this cash for strategic acquisitions if deemed appropriate.

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

Share Repurchase Authority. In May 2004, the Board of Directors approved a $100 million share repurchase program, which replaced the prior authority. As of March 31, 2005, we had approximately $43.3 million remaining authority for share repurchases.

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

As mentioned previously, our merchant processing operations consist of two businesses, merchant acquiring and institution processing. In our merchant acquiring business, where we are a direct party to contracts with merchants, revenues collected for services are based primarily on a discount rate, which considers the cost of interchange fees. In our institution processing business, where our relationship is with the financial institution that contracts directly with the merchant, we collect the interchange fees in addition to transaction fees. In both instances, we are responsible for collecting the interchange fees after settling with the credit card associations and thus, interchange fees are recorded as a component of revenues and costs of services in the consolidated statements of income. Interchange fees reflected in the consolidated statements of income for the three months ended March 31, 2005 and 2004 from continuing operations (institution processing) were $19.7 million and $16.1 million, respectively.

Highlights of the First Quarter 2005 Consolidated Financial Results

Highlights of the 2005 first quarter consolidated financial results, as compared to the 2004 first quarter (restated for the adoption of SFAS No. 123(R) and discontinued operations), are as follows:

•	Revenues grew 9.7 percent to $262.5 million.

•	Operating income increased 23.6 percent to $37.1 million.

•	Interest expense of $3.3 million increased by $0.3 million.

•	Net income increased 28.0 percent to $23.2 million, comprised of $21.2 million from continuing operations and $2.0 million from discontinued operations.

•	Diluted earnings per share increased 32.1 percent to $0.37 per share, comprised of $0.34 from continuing operations and $0.03 from discontinued operations.

In the first quarter of 2005, capital expenditures totaled $12.0 million.

Consolidated Results of Operations

The following table summarizes our consolidated results for the three months ended March 31, 2005 and 2004, restated for the adoption of SFAS No. 123(R) and discontinued operations (in millions, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Revenues	$262.5	$239.3
Operating expenses	$225.4	$209.4
Operating income	$37.1	$30.0
Other income, net	$0.2	$0.2
Interest expense	$(3.3)	$(3.0)
Income from continuing operations, net of tax	$21.2	$16.9
Income from discontinued operations, net of tax	$2.0	$1.3
Net income	$23.2	$18.1
Diluted earnings per share:
Income from continuing operations	$0.34	$0.26
Income from discontinued operations	$0.03	$0.02
Net income	$0.37	$0.28

Consolidated Revenues

First Quarter 2005 compared with First Quarter 2004

Consolidated revenues in the first quarter of 2005 of $262.5 million increased $23.1 million, or 9.7 percent, over the first quarter of 2004. Card Services revenues grew $15.3 million, or 11.0 percent, while Check Services experienced revenue growth of $7.8 million, or 7.8 percent.

Overall, our revenue growth was driven by growth in our North American and international card issuing operations, prior year acquisitions, and favorable currency rates. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $1.5 million in the first quarter of 2005.

Consolidated Operating Expenses

First Quarter 2005 compared with First Quarter 2004

Consolidated operating expenses in the first quarter of 2005 of $225.4 million increased $16.0 million, or 7.7 percent, over the first quarter of 2004. Operating expenses for Card Services increased $13.3 million, or 12.1 percent, while Check Services increased $1.7 million, or 1.8 percent. Corporate expenses of $8.2 million increased $1.1 million above the first quarter of 2004. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating expenses by $1.6 million in the first quarter of 2005.

Costs of services in the first quarter of 2005 of $190.3 million increased $13.1 million, or 7.4 percent, over the first quarter of 2004. Card Services experienced a $12.5 million, or 12.8 percent, increase in costs of services primarily driven by a $3.6 million increase in card merchant processing interchange fees (costs of services included $19.7 million and $16.1 million of interchange fees in 2005 and 2004, respectively), a $2.7 million increase in reimbursable expenses, the Crittson and CariCard acquisitions in March 2004 and August 2004, respectively, and volume growth in our domestic and international operations. Costs of services in Check Services increased $0.6 million, or 0.7 percent, driven by the acquisition of Game Financial in March 2004, which was partially offset by a reduction in check guarantee net losses attributable to enhanced fraud modeling and increased collection rates.

Selling, general, and administrative (“SG&A”) expenses in the first quarter of 2005 of $35.1 million increased $3.0 million, or 9.3 percent, over the first quarter of 2004. Card Services experienced a $0.8 million, or 6.7 percent, increase in SG&A costs due to higher costs in our global issuing operations resulting from core revenue growth and the Crittson and CariCard acquisitions, as well as higher international business development costs. SG&A costs in Check Services increased $1.1 million, or 8.3 percent, primarily driven by the Game Financial acquisition and increased selling costs. Corporate SG&A expense increased $1.1 million, primarily resulting from higher audit and employee-related costs.

Consolidated Operating Income

First Quarter 2005 compared with First Quarter 2004

Consolidated operating income in the first quarter of 2005 of $37.1 million increased $7.1 million, or 23.6 percent, over the first quarter of 2004. Card Services operating income increased $2.0 million, or 7.0 percent, while Check Services operating income increased $6.2 million, or 76.4 percent. General corporate expense increased $1.1 million, or 15.5 percent, over the first quarter of 2004. Our consolidated operating margin grew from 12.5 percent in the first quarter of 2004 to 14.1 percent in the first quarter of 2005.

The operating income growth experienced in the first quarter of 2005 was primarily driven by improved profitability in our Check Services segment, attributable to reduced check guarantee net losses and increased margins in our cash access business, as well as prior year acquisitions and growth in our global card issuing operations.

Consolidated Other Income, Net

First Quarter 2005 compared with First Quarter 2004

Consolidated other income, net, which principally consists of interest income and net foreign currency exchange gains of $165 thousand in the first quarter of 2005 was comparable to the prior year quarter other income, net of $220 thousand.

Consolidated Interest Expense

First Quarter 2005 compared with First Quarter 2004

Interest expense during the first quarter of 2005 of $3.3 million increased by $0.3 million compared to the first quarter of 2004, due to higher average interest rates on revolving credit borrowings.

Effective Tax Rate

First Quarter 2005 compared with First Quarter 2004

Our effective tax rates for continuing operations of 37.6 percent and 38.1 percent in the first quarters of 2005 and 2004, respectively, include the impact of expensing stock options in accordance with our adoption of SFAS No. 123(R). The overall rate decrease is primarily due to lower non-deductible stock compensation expense in conjunction with higher operating income in the first quarter of 2005 as compared to the first quarter of 2004.

Consolidated Net Income and Earnings per Share

First Quarter 2005 compared with First Quarter 2004

Consolidated net income in the first quarter of 2005 of $23.2 million increased $5.1 million, or 28.0 percent, compared to the first quarter of 2004. Diluted earnings per share of $0.37 in the first quarter of 2005 increased $0.09, or 32.1 percent, compared to the prior year quarter. Income from continuing operations of $21.2 million in the first quarter of 2005 increased $4.3 million, or 25.5 percent, while income from discontinued operations of $2.0 million increased $0.8 million, or 60.5 percent. The discontinued operating results in the first quarter of 2005 benefited from $0.5 million of reduced after-tax amortization expense, in accordance with the requirements of SFAS 144, which requires amortization of long-lived assets to cease upon classification as held for sale.

The repurchase of 2.0 million shares of common stock subsequent to the first quarter of 2004 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding in the first quarter of 2005 by approximately 1.3 million shares.

Segment Results

The following table summarizes our segment results for the three months ended March 31, 2005 and 2004 (restated for the adoption of SFAS No. 123(R) and discontinued operations) (in millions):

	Three months ended March 31,
	2005	2004
Revenues:
Card Services	$154.0	$138.6
Check Services	108.5	100.7

	$262.5	$239.3

Operating income:
Card Services	$31.1	$29.0
Check Services	14.2	8.1

	45.3	37.1
General corporate expense	(8.2)	(7.1)

	$37.1	$30.0

Card Services

First Quarter 2005 compared with First Quarter 2004

Card Services revenues of $154.0 million in the first quarter of 2005 increased $15.3 million, or 11.0 percent, above the first quarter of 2004, attributable to growth in both our North American and international businesses, incremental revenue from our prior year acquisitions of Crittson and CariCard, and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $0.9 million in the first quarter of 2005. At March 31, 2005, we were processing 50.3 million cards compared to 46.8 million at March 31, 2004.

Our North American card business, which now includes our continuing merchant processing product, generated revenues of $125.1 million, a $10.6 million, or 9.2 percent, increase over the prior year quarter. This growth was fueled by new customer signings, and growth in e-banking, card loyalty programs, and institution merchant processing.

Our international card business, which includes our software maintenance and support services, generated revenues of $28.9 million, a $4.7 million, or 19.7 percent, increase over the prior year quarter. This growth was driven by new customers, expanding card programs of existing customers, particularly in Brazil, higher software maintenance and support, and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $0.9 million in the first quarter of 2005.

Card Services operating income of $31.1 million in the first quarter of 2005 increased $2.0 million, or 7.0 percent, above the first quarter of 2004. Card Services operating margin of 20.2 percent in the first quarter of 2005 decreased by 70 basis points compared to an operating margin of 20.9 percent in the prior year quarter, primarily driven by higher revenue growth in our lower-margin products, for example institution merchant processing.

Check Services

First Quarter 2005 compared with First Quarter 2004

Check Services revenues of $108.5 million in the first quarter of 2005 increased $7.8 million, or 7.8 percent, over the first quarter of 2004, driven by growth in our cash access operations primarily attributable to the prior year acquisition of Game Financial, and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $0.6 million in the first quarter of 2005. The face amount of checks we authorized totaled $10.9 billion in the first quarter of 2005 as compared to $9.1 billion in the prior year quarter.

        North American check revenues of $90.4 million increased $7.2 million, or 8.6 percent, over the first quarter of 2004, driven by new customer signings, growth in third-party collections, and cash access services attributable primarily to the acquisition of Game Financial. The first quarter North American growth rate was impacted by the strong volumes in the first quarter of 2004, and the prior year termination of unprofitable contracts, including our contract with 7-Eleven’s kiosk-based payroll check cashing service (Vcom), which generated revenue in the first half of 2004. The face amount of checks we authorized in the U.S. totaled $10.1 billion in the first quarter of 2005 as compared to $8.2 billion in the prior year quarter.

International check revenues of $18.1 million increased $0.6 million, or 3.6 percent, compared to the first quarter of 2004. The first quarter international growth rate was impacted by soft retail sales in France and the strong volumes in the first quarter of 2004 in both France and the U.K. The face amount of checks we authorized remained at approximately $0.9 billion consistent with the first quarter of 2004. The strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $0.6 million in the first quarter of 2005.

Check Services operating income of $14.2 million in the first quarter of 2005 increased $6.2 million, or 76.4 percent, compared to the first quarter of 2004. Check Services operating margin of 13.1 percent in the first quarter of 2005 increased by 510 basis points compared to an operating margin of 8.0 percent in the prior year quarter. Our proprietary risk modeling technology, improved collections, and increased margins in cash access services drove the significantly improved profitability in the check segment. We will anniversary the prior year start-up losses in our check-cashing business in the second quarter of 2005, and we expect operating income growth to moderate, but remain strong throughout the remainder of the year.

General Corporate Expense

First Quarter 2005 compared with First Quarter 2004

General corporate expense of $8.2 million in the first quarter of 2005 increased $1.1 million over the first quarter of 2004. The increase in general corporate expense is primarily attributable to higher audit-related and employee costs.

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

On March 1, 2004, we completed the purchases of Game Financial and Crittson and on August 6, 2004, we completed the purchase of CariCard. These acquisitions had a combined cash purchase price of $45.5 million, net of $24.6 million of cash acquired and additional consideration adjustments settled during 2004. Approximately $5.8 million of the Crittson purchase price, which represents the merchant acquiring operations, was reclassified to discontinued operations (see Note 4 to the consolidated financial statements for further information). We funded these acquisitions through borrowings on our revolving credit facility and as of March 31, 2005, had $24.3 million outstanding on this facility. A majority of the cash acquired with these acquisitions relates to Game Financial, which provides check cashing and cash advance services for the gaming industry. In certain casino locations, Game Financial maintains cash access booths, where consumers can cash personal checks, and various “point-of-sale” devices, where cash advance services are facilitated. These point-of-sale devices include PC’s, kiosks, and ATMs. In other casino locations, these transactions are conducted in the casino’s own cage operation by casino employees using Game Financial’s system.

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

Operating Activities. Operating cash flows totaled $46.4 million in the first quarter of 2005, which represents an increase of $9.5 million compared to the first quarter of 2004. The first quarter of 2005 cash flow generated from net income was $23.2 million, adjusted for income from discontinued operations of $2.0 million, depreciation and amortization of $12.5 million, deferred taxes of $2.7 million, and other amortization and non-cash items of $4.6 million. Cash inflows from changes in assets and liabilities were $10.8 million as compared to $2.2 million in the prior year, an increase of $8.6 million which is primarily driven by the timing of payment of payables and required funding of employee life insurance premiums and deferred compensation plans in the first quarter of 2004.

We used our cash flow from operating activities in the first quarter of 2005 primarily to reinvest in our existing businesses through expenditures for equipment and systems development, make dividend payments, and make repayments of revolving credit borrowings.

Investing Activities. Capital expenditures in the first quarter of 2005 totaled $12.0 million, which represents an increase of $5.0 million compared to the prior year quarter. Capital expenditures in the first quarter of 2005 were primarily for processing equipment and software in our global card issuing operations and systems development for new products and services. The acquisitions of Game Financial, Crittson, and CariCard in the prior year quarter totaled $33.4 million, which is net of cash acquired.

Financing Activities. Net repayments of borrowings on our revolving credit facility in the first quarter of 2005 totaled $24.3 million, compared to net additions to borrowings of $50.0 million in the prior year quarter, which were primarily related to the acquisitions and share repurchases. Dividend payments to shareholders totaled $3.1 million and $3.2 million in the first quarters of 2005 and 2004, respectively. Proceeds from the exercise of stock options totaled $0.7 million in the first quarter of 2005 compared to $1.6 million in the prior year. Cash expended for share repurchases totaled $20.8 million in the first quarter of 2004.

Discontinued Operations. Cash provided by discontinued operations was $2.1 million in the first quarter of 2005 compared to $0.1 million in the first quarter of 2004, consisting of operating cash flows of $2.1 million in the first quarter of 2005 compared to $5.9 million in the prior year quarter. The decrease in operating cash flows is primarily driven by deferred income taxes on acquired merchant portfolios. Investing cash outflows in the first quarter of 2004 consist of $0.1 million of capital expenditures and $5.8 million for the acquisition of the merchant acquiring portfolio of Crittson. There were no investing cash flows in the first quarter of 2005.

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

Our Brazilian operations had net assets of approximately $109.1 million at March 31, 2005, which includes a net equity reduction of $87.8 million as a result of cumulative foreign currency translation. Pursuant to SFAS 142 and SFAS 144, these assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at March 31, 2005 and December 31, 2004; however, if we are unable to achieve our business plans and improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this could have an impact on our opinion regarding the valuation of these assets, which could lead to an impairment charge against net income.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, assumptions, estimates, and projections about our business and our industry. They are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control, that may cause actual results to differ significantly from what is expressed in those statements. Without limitation, statements in this Form 10-Q regarding the anticipated future benefits of our acquisitions, growth opportunities in the payment risk management and card processing industries, and our strategy for penetrating additional international markets are forward-looking statements. The factors that could, either individually or in the aggregate, affect our performance include the following, some of which are described in greater detail in the section entitled “Certain Factors Affecting Forward-Looking Statements” in our 2004 Annual Report on Form 10-K: our reliance on a small number of financial industries for the majority of our revenues; our reliance on key strategic relationships; the necessity to maintain qualifications set by bank card associations in order to continue to provide transaction processing services; potential liability when merchant customers cannot or do not reimburse us for charge-backs resolved in favor of cardholders, or when checks we guarantee are dishonored by the check writer’s bank; potential loss of customers from continued consolidation in the financial services and in retail industries; declines in check writing; changes in regulation or industry standards applicable to our businesses or those of our customers; the level of economic growth or other factors affecting demand for our products and services; ability to maintain or improve our competitive positions against current and potential competitors; database security and reliability of our information technology systems; risks associated with investments and operations in foreign countries, including exchange rate fluctuations and local political, social, and economic factors; the need to integrate acquired businesses; and those other risks listed in the above-referenced section of our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Date: May 10, 2005	CERTEGY INC.

	By:	/S/ LEE A. KENNEDY
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