Form 10-Q
period 2005-06-30
CERTEGY INC
filed 2005-08-04
CIK 1136893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at June 30, 2005
Common stock, $0.01 par value	61,990,387

CERTEGY INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended June 30,
	2005	2004
Revenues	$276,023	$255,664

Operating expenses:
Costs of services	196,466	184,537
Selling, general and administrative	36,180	33,684

	232,646	218,221

Operating income	43,377	37,443
Other income, net	576	85
Interest expense	(3,250)	(3,153)

Income from continuing operations before income taxes	40,703	34,375
Provision for income taxes	(15,312)	(13,092)

Income from continuing operations	25,391	21,283
Income from discontinued operations, net of taxes of $14.8 million and $0.9 million, respectively (Note 4)	22,153	1,536

Net income	$47,544	$22,819

Basic earnings per share of Common Stock
Income from continuing operations	$0.41	$0.34
Income from discontinued operations	0.36	0.02

Net income	$0.77	$0.36

Diluted earnings per share of Common Stock
Income from continuing operations	$0.40	$0.33
Income from discontinued operations	0.35	0.02

Net income	$0.75	$0.36

Average shares outstanding (Note 5)
Basic	61,899	63,083

Diluted	63,029	64,272

Dividends per share of Common Stock (Note 12)	$0.05	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Six months ended June 30,
	2005	2004
Revenues	$538,481	$495,004

Operating expenses:
Costs of services	386,758	361,777
Selling, general and administrative	71,294	65,814

	458,052	427,591

Operating income	80,429	67,413
Other income, net	741	305
Interest expense	(6,555)	(6,129)

Income from continuing operations before income taxes	74,615	61,589
Provision for income taxes	(28,069)	(23,455)

Income from continuing operations	46,546	38,134
Income from discontinued operations, net of taxes of $16.1 million and $1.6 million, respectively (Note 4)	24,194	2,808

Net income	$70,740	$40,942

Basic earnings per share of Common Stock
Income from continuing operations	$0.75	$0.60
Income from discontinued operations	0.39	0.04

Net income	$1.14	$0.65

Diluted earnings per share of Common Stock
Income from continuing operations	$0.74	$0.59
Income from discontinued operations	0.38	0.04

Net income	$1.12	$0.63

Average shares outstanding (Note 5)
Basic	61,847	63,380

Diluted	62,937	64,478

Dividends per share of Common Stock (Note 12)	$0.10	$0.10

The accompanying notes are an integral part of these Consolidated Financial Statements

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$101,667	$41,801
Settlement deposits	40,801	44,855
Trade accounts receivable, net of allowance for doubtful accounts of $2,467 and $2,175, respectively	99,870	120,767
Settlement receivables	47,261	49,861
Claims recoverable (Note 2)	27,738	39,316
Other receivables	55,077	48,053
Other current assets (Note 6)	21,808	22,236
Assets held for sale (Note 4)	3,000	41,828

Total current assets	397,222	408,717
Property and equipment, net (Note 7)	66,356	61,490
Goodwill, net (Note 8)	243,103	232,941
Other intangible assets, net (Note 8)	22,640	25,506
Systems development and capitalized contract costs, net	128,366	123,135
Other assets, net (Note 9)	72,083	70,420

Total Assets	$929,770	$922,209

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$65,090	$56,764
Settlement payables	88,062	94,716
Claims payable (Note 2)	20,930	36,204
Compensation and benefit liabilities	18,850	19,384
Income taxes payable	30,754	14,398
Other payables	15,297	22,882
Other current liabilities (Note 10)	25,970	28,271
Liabilities related to assets held for sale (Note 4)	431	17,719

Total current liabilities	265,384	290,338
Long-term debt (Note 11)	226,026	273,968
Deferred income taxes	31,424	33,071
Other long-term liabilities	19,230	17,545

Total liabilities	542,064	614,922

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 69,272 shares issued and 61,990 and 61,784 shares outstanding in 2005 and 2004, respectively	693	693
Paid-in capital	294,631	290,865
Retained earnings	360,011	295,532
Accumulated other comprehensive loss (Note 12)	(51,940)	(59,194)
Treasury stock, at cost; 7,282 and 7,488 shares in 2005 and 2004, respectively	(215,689)	(220,609)

Total shareholders’ equity	387,706	307,287

Total Liabilities and Shareholders’ Equity	$929,770	$922,209

The accompanying notes are an integral part of these Consolidated Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$70,740	$40,942
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations (Note 4)	(24,194)	(2,808)
Depreciation and amortization	25,413	22,426
Amortization of deferred compensation	6,297	8,840
Other non-cash items	6,530	4,584
Deferred income taxes	(2,511)	2,363
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	14,273	18,425
Current liabilities, excluding settlement and claims payable	(4,391)	3,149
Claims accounts, net	(3,696)	2,191
Other current assets	1,279	(523)
Other long-term liabilities	1,197	2,719
Other long-term assets	(11,977)	(11,736)

Net cash provided by operating activities	78,960	90,572

Cash flows from investing activities:
Capital expenditures	(28,119)	(17,109)
Proceeds from sale of business (Note 4)	57,000	—
Acquisitions, net of cash acquired (Note 3)	—	(32,958)

Net cash provided by (used in) investing activities	28,881	(50,067)

Cash flows from financing activities:
Net additions to (repayments of) revolving credit facilities	(48,600)	35,000
Treasury stock purchases	—	(40,005)
Proceeds from exercise of stock options	2,962	7,255
Dividends paid	(6,246)	(6,414)
Other	(664)	(138)

Net cash used in financing activities	(52,548)	(4,302)

Effect of foreign currency exchange rates on cash	(710)	(2,013)
Cash provided by discontinued operations (Note 4)	5,283	861

Net cash provided	59,866	35,051

Cash and cash equivalents, beginning of period	41,801	22,280

Cash and cash equivalents, end of period	$101,667	$57,331

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

Note 2—Significant Accounting Policies

Reserve for Card Processing and Check Guarantee Losses. The Company recognizes a reserve for estimated losses related to its card issuing and merchant processing businesses based on historical experience and other relevant factors. In the Company’s card issuing business, the Company records estimates to accrue for losses resulting from transaction processing errors. The Company utilizes a number of systems and procedures within its card issuing business in order to minimize such transaction processing errors. In the Company’s merchant acquiring business, the Company is a direct party to contracts with merchants regarding its provision of card processing services for the merchant. If, due to the insolvency or bankruptcy of the merchant or other reasons, the Company is not able to collect amounts from its merchant customers for billing disputes resolved in favor of the cardholder (referred to as a cardholder “chargeback”), the Company must bear the credit risk for the full amount of the cardholder transaction. The Company requires cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilizes a number of systems and procedures to manage merchant risk and believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. These card processing loss reserve amounts are subject to risk that actual losses may be greater than the Company’s estimates. At June 30, 2005 and December 31, 2004, the Company had aggregate card processing loss reserves of $0.6 million and $0.9 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

As further discussed in Note 4, in September 2004, the Board of Directors approved a plan to sell the Company’s merchant acquiring business which was substantially completed during the second quarter of 2005; therefore, the Company’s financial statements reflect the merchant acquiring business as discontinued operations. The portion of the card processing loss reserves related to the merchant acquiring business has not been reclassified to discontinued operations in the consolidated balance sheets as, based upon the terms of the merchant acquiring business sale, the Company retains the credit risk for cardholder transactions processed by the Company prior to the sale.

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. The Company’s merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a liability to its merchant customers for estimated check returns (claims payable) and a receivable for amounts the Company estimates it will recover from the check writers (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable and accrued claims recoverable balances of $20.9 million and $27.7 million at June 30, 2005 and $36.2 million and $39.3 million at December 31, 2004, respectively.

The Company settles its claim obligations with merchants on average within 14 days. Recoverability of claims from the check writers extends beyond this timeframe, but generally occurs within a one-year timeframe.

Share-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all periods presented or (b) prior interim periods of the year of adoption.

The Company adopted SFAS 123(R) on January 1, 2005, using the Black-Scholes-Merton option valuation model and the modified retrospective method, restating all prior periods. Prior to January 1, 2005, the Company accounted for stock option awards using APB 25’s intrinsic value method as permitted by SFAS 123. As such, no compensation cost was recognized in the income statement, as the exercise price equaled the market value of the underlying common stock on the date of grant. Additionally, prior to January 1, 2005, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires that such tax benefits be classified as financing cash flows. Prior to the adoption of SFAS 123(R), restricted stock awards were recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s stock on the date of grant. The common or treasury stock balances were adjusted on the date of grant to reflect the issuance of the restricted stock awards. Under the provisions of SFAS 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. Accordingly, SFAS 123(R) requires that compensation cost be recognized over the requisite service period with an offsetting credit to paid-in capital. Refer to Note 12 for additional information regarding the Company’s share-based compensation awards.

Note 3—Acquisitions

On March 1, 2004, the Company completed the purchases of Game Financial Corporation (“Game Financial”), a provider of debit and credit card cash advances, ATM access, and check cashing services in gaming institutions, and Crittson Financial Services LLC (“Crittson”), a full service provider of card and merchant processing services. The acquisition of Game Financial helps position the Company as a leading provider of comprehensive cash access services in the gaming industry and broadens its check risk management product line and customer base, while the acquisition of Crittson further strengthens the Company’s U.S. market share as the leading third party credit card processor for community banks and credit unions. On August 6, 2004, the Company completed the acquisition of Caribbean CariCard Services, Inc. (“CariCard”), a third-party transaction processor in the Caribbean. CariCard provides a wide range of products and services to financial institutions, retailers, and the petroleum industry in 16 countries throughout the Caribbean.

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

During the first and second quarters of 2005, the Company recorded certain purchase price allocation adjustments. In the first quarter, these adjustments resulted in a net decrease in goodwill of $0.5 million to record a reduction in acquisition liabilities and $0.1 million to adjust other accruals relating to the Crittson acquisition. In the second quarter, these adjustments resulted in a net increase in goodwill of $1.9 million and a net decrease in customer contracts of $0.7 million to adjust deferred tax liabilities on assets acquired related to the CariCard acquisition.

In connection with these acquisitions, the Company recorded acquisition liabilities totaling $7.8 million for early termination costs associated with a data processing contract of one of the acquired businesses, severance and relocation costs for employees of the acquired businesses, and professional fees. These costs were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. As of June 30, 2005, $6.9 million of these costs had been paid and charged against the liability. As discussed above, acquisition liabilities were reduced by $0.5 million in the first six months of 2005 as a result of finalization of the assumed liability amounts. The remaining liability of $0.4 million is expected to be paid by the end of 2005.

In connection with the acquisition of Game Financial, the Company may receive purchase price reductions for certain customers if those customers terminate their contracts during designated periods subsequent to the acquisition. The maximum amount that could be received by the Company is $4.8 million at June 30, 2005. Additionally, in connection with the acquisition of Crittson, the Company may be required to pay certain additional amounts of up to $1.2 million, payable in cash and to be accounted for under the purchase method, contingent upon the acquired business achieving specified levels of revenue growth during designated periods subsequent to the acquisition. Any such payments to or by the Company would result in adjustments to goodwill, and in the case of customer contract settlements, to identifiable intangible assets.

The above acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition. The pro forma effects of these acquisitions on the Company’s consolidated financial statements were not material.

Approximately $5.8 million of the Crittson purchase price, which represents merchant acquiring operations, was reclassified to discontinued operations, including $4.0 million of goodwill and $1.2 million of identifiable intangible assets. These assets were sold during the second quarter of 2005. Refer to Note 4 for additional information.

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

During the second quarter of 2005, the Company sold a majority of its merchant acquiring business for $57.0 million, which resulted in an after-tax gain of $27.3 million ($0.43 per diluted share). Also during the quarter, the Company recorded an $11.2 million, or $6.8 million after-tax ($0.11 per diluted share) write-down of its remaining merchant acquiring portfolio to its estimated net realizable value. The Company expects to complete the sale of the remaining portfolio in the third quarter of 2005.

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

The Company plans to continue to operate the institution processing business, which it believes is complementary to its card issuing business.

Summarized financial information for discontinued operations for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$22,729	$28,460	$48,057	$52,529
Operating expenses	20,008	26,022	42,076	48,072

Income before income taxes	2,721	2,438	5,981	4,457
Provision for income taxes	(1,021)	(902)	(2,240)	(1,649)

Income from operations	1,700	1,536	3,741	2,808
Gain on sale of business, net of tax	27,276	—	27,276	—
Write-down of portfolio, net of tax	(6,823)	—	(6,823)	—

Income from discontinued operations, net of tax	$22,153	$1,536	$24,194	$2,808

The assets held for sale and liabilities related to assets held for sale as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Assets:
Settlement deposits	$—	$1,716
Trade accounts receivable, net	—	6,424
Settlement receivables	—	8,774
Other current assets	—	372
Goodwill, net	—	4,005
Other intangible assets, net	3,000	20,537

Assets held for sale	$3,000	$41,828

Liabilities:
Accounts payable and other accrued expenses	$—	$1,271
Settlement payables	—	10,490
Deferred income taxes	431	5,958

Liabilities related to assets held for sale	$431	$17,719

Summarized cash flow information associated with discontinued operations for the six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Six months ended June 30,
	2005	2004
Income from operations	$3,741	$2,808
Deferred income taxes	697	3,479
Changes in assets and liabilities:
Accounts receivable, net	1,566	(1,031)
Current liabilities, excluding settlement and claims payable	(742)	12
Other current assets	21	(32)
Other long-term assets	—	1,541

	$5,283	$6,777

Capital expenditures	—	(116)
Acquisitions (Note 3)	—	(5,800)

	—	(5,916)

Net cash provided by discontinued operations	$5,283	$861

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding—basic	61,899	63,083	61,847	63,380
Effect of dilutive securities:
Stock options	771	890	731	799
Restricted stock	359	299	359	299

Weighted average shares outstanding—diluted	63,029	64,272	62,937	64,478

Note 6—Other Current Assets

The Company’s other current assets at June 30, 2005 and December 31, 2004 consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Prepaid expenses	$13,398	$13,395
Current deferred income taxes	3,630	3,768
Inventories and supplies	1,693	2,417
Other	3,087	2,656

	$21,808	$22,236

Note 7—Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: building—40 years; leasehold improvements—not to exceed lease terms; data processing equipment—3 to 5 years; and furniture and fixtures—3 to 8 years. Maintenance and repairs are charged to expense as incurred.

Property and equipment at June 30, 2005 and December 31, 2004 consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Land	$1,500	$1,500
Building and improvements	39,535	38,852
Data processing equipment	79,937	72,014
Furniture and other equipment	64,855	60,283

	$185,827	$172,649
Less accumulated depreciation	(119,471)	(111,159)

	$66,356	$61,490

Equipment under capital lease, which is included in data processing equipment above, totaled $7.5 million at June 30, 2005 and $6.2 million at December 31, 2004. Accumulated depreciation related to these assets totaled approximately $2.0 million at June 30, 2005 and $1.3 million at December 31, 2004.

Note 8—Goodwill and Other Intangible Assets

Information related to the Company’s goodwill by segment is as follows (in thousands):

	June 30, 2005	December 31, 2004
Card Services	$195,993	$184,899
Check Services	47,110	48,042

	$243,103	$232,941

The change in the carrying amount of goodwill from December 31, 2004 to June 30, 2005 was the result of adjustments to the purchase price allocation of the Crittson and CariCard acquisitions (Note 3) and currency translation adjustments.

Information related to the Company’s other intangible assets subject to amortization is as follows (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired customer contracts	$26,715	$(7,539)	$27,328	$(5,431)
Other	4,853	(1,389)	4,853	(1,244)

	31,568	(8,928)	32,181	(6,675)

Net book value	$22,640		$25,506

The Company’s other intangible assets primarily consist of acquired customer contracts, data files, and customer lists, which are generally amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $1.0 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, and $2.2 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2006—$4.5 million; 2007—$4.5 million; 2008—$2.9 million; 2009—$2.9 million; and 2010—$2.9 million.

The change in the carrying amount of other intangible assets from December 31, 2004 to June 30, 2005 was the result of certain adjustments to the purchase price allocation of the CariCard acquisition (Note 3) and currency translation adjustments.

The Company has no intangible assets with indefinite useful lives.

Note 9—Other Assets

Other assets, net at June 30, 2005 and December 31, 2004 consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Cash surrender value of life insurance policies	$15,256	$13,998
Prepaid pension cost	14,286	16,656
SERP intangible asset	4,742	4,742
Deferred income taxes	3,809	4,873
Deferred financing costs, net	2,032	2,596
Other	31,958	27,555

	$72,083	$70,420

Note 10—Other Current Liabilities

The Company’s other current liabilities at June 30, 2005 and December 31, 2004 consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Deferred revenue	$8,664	$8,414
Accrued interest	2,798	2,810
Other	14,508	17,047

	$25,970	$28,271

Note 11—Long-Term Debt

Long-term debt at June 30, 2005 and December 31, 2004 consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Unsecured notes, 4.75%, due 2008, net of unamortized discount	$199,605	$199,543
Borrowings under revolving credit facility	—	48,600
Notes payable, 3.73% at June 30, 2005 and 2.25% at December 31, 2004, due 2009	22,364	22,364
Capital lease obligations, less current portion	4,057	3,461

	$226,026	$273,968

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

Stock Options. In June 2001, the Company’s Board of Directors adopted the Certegy Inc. Stock Incentive Plan (the “Employee Stock Plan”), pursuant to which 6.6 million shares of authorized but unissued common stock were reserved. Under the provisions of the Employee Stock Plan, the number of shares available for grant is increased each January through 2008 based on the number of common shares issued and outstanding. The Employee Stock Plan provides that qualified and nonqualified stock options may be granted to officers and other key employees at exercise prices not less than market value on the date of grant. Options generally vest over a three or four-year period subject to the employee’s continued service and are exercisable for seven to ten years from the date of grant. Options generally provide for accelerated vesting in the event of a change in control. Options generally continue to vest in accordance with the original vesting schedule upon retirement, or upon permanent disability if the optionee is then eligible to retire, subject to the individual being available to perform reasonable services for the Company as a consultant through the vesting date of the grant, and subject to the conditions that the individual does not commence employment with a competitor of the Company, does not engage in solicitation of the Company’s employees, customers or suppliers, and does not disclose the Company’s confidential information or trade secrets.

Additionally, the Company adopted the Certegy Inc. Non-Employee Director Stock Option Plan (the “Director Stock Plan”), pursuant to which 200,000 shares of stock are available for grant to non-employee directors in the form of stock options.

The following is a summary of the stock option activity during the six months ended June 30, 2005 (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2004	4,608	$28.34
Granted (at market price)	742	35.44
Exercised	(116)	36.69
Cancelled	(65)	31.57

Balance, June 30, 2005	5,169	$29.39	5.85	$45,642

Exercisable, June 30, 2005	3,564	$27.78	5.54	$37,208

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions summarized in the following table. Expected volatility and expected term are primarily based on the Company’s historical data. In computing historical volatility, the Company disregards any identifiable period of time in which its share price is extraordinarily volatile because of events that are not expected to recur during the expected term. In 2005, the Company began evaluating the expected term based on separate employee groups with similar historical exercise behavior. The range provided in the table below results from certain groups of employees exhibiting different exercise behavior. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term. The dividend yield is calculated based on the anticipated dividends over the expected term.

	2005		2004
	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Expected volatility	25%	25%	40%	40%
Expected term (in years)	4.96 – 6.97	4.62 – 6.66	4.86	4.70
Risk-free interest rate	4.21 –4.37%	3.86%	3.52%	3.75%
Dividend yield	0.50%	0.50%	0.60%	0.60%

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2005 and 2004 was $10.75 and $13.84, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 and 2004 was $12.16 and $12.85, respectively. The Company recognizes compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At June 30, 2005, the unamortized compensation cost related to stock option awards totaled $14.9 million, which is expected to be recognized over a weighted-average period of 2.35 years.

The compensation cost and related tax benefit associated with stock options is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock option expense	$1,524	$2,769	$3,044	$6,326
Income tax benefit	(430)	(651)	(845)	(1,673)

	$1,094	$2,118	$2,199	$4,653

Restricted Stock. In June 2001, the Company’s Board of Directors adopted the Certegy Inc. Key Management Long-Term Incentive Plan for officers and other key employees. This plan, in conjunction with the Employee Stock Plan, provides for the issuance of restricted stock awards. Restricted stock generally vests over a specified period subject to the employee’s continued service. Certain restricted stock awards contain performance-accelerated provisions; accordingly, compensation expense associated with these awards can fluctuate each year based on the likelihood that the performance criteria will be met. Restricted stock generally provides for accelerated vesting in the event of a change in control or death. Restricted stock generally continues to vest in accordance with the original vesting schedule upon retirement, or upon permanent disability if the optionee is then eligible to retire, subject to the individual being available to perform reasonable services for the Company as a consultant through the vesting date of the grant, and subject to the conditions that the individual does not commence employment with a competitor of the Company, does not engage in solicitation of the Company’s employees, customers or suppliers, and does not disclose the Company’s confidential information or trade secrets. Employees receive dividends on restricted stock awards and are entitled to vote during the vesting period. The Company recognizes compensation cost for restricted stock on a straight-line basis over the vesting period based on the quoted fair market value of the Company’s stock on the date of grant.

The following is a summary of the restricted stock activity during the six months ended June 30, 2005 (shares in thousands):

	Shares	Weighted- Average Grant-Date Fair Value
Balance, December 31, 2004	599	$31.31
Granted (at market price)	166	35.50
Vested	(90)	26.10
Cancelled	(6)	32.00

Balance, June 30, 2005	669	$33.05

Weighted average remaining contractual term (years)		2.28

The restricted stock awards granted during the three months ended March 31, 2005 become fully vested in one or three years if certain performance criteria are met; otherwise, the awards will vest at the end of two or five years. The awards granted during the three months ended June 30, 2005 become fully vested in three to four years. At June 30, 2005, the unamortized compensation cost related to restricted stock awards totaled $12.4 million, which is expected to be recognized over a weighted-average period of 2.28 years.

The compensation cost and related tax benefit associated with restricted stock awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Compensation expense	$1,488	$1,258	$2,933	$2,514
Income tax benefit	(579)	(489)	(1,140)	(977)

	$909	$769	$1,793	$1,537

Restricted Stock Units. Restricted stock units are awarded to the Company’s Board of Directors. The restricted stock units vest one year from the grant date at which time common stock will be issued unless the Board member elects to defer delivery of the stock. Compensation expense is recognized on a straight-line basis over the vesting period based on the quoted fair market value of the Company’s stock on the date of grant.

In July 2004, 13,475 units were awarded with a weighted-average grant-date fair value of $37.80 per unit. The units were fully amortized in the second quarter of 2005. In May 2005, 12,997 units were awarded with a weighted-average grant-date fair value of $37.70 per unit. As of June 30, 2005, the unamortized compensation cost related to restricted stock units totaled $429 thousand, which will be recognized over the remaining vesting period.

Compensation cost and related tax benefit associated with restricted stock units totaled $189 thousand and $73 thousand, respectively, during the three months ended June 30, 2005, and $316 thousand and $123 thousand, respectively, during the six months ended June 30, 2005. There was no compensation cost during the three and six months ended June 30, 2004.

Treasury Stock. In May 2004, the Board of Directors of the Company approved a $100 million share repurchase program, which replaced the prior program. As of June 30, 2005, the Company had $43.3 million remaining under this program for future share repurchases. When available, the Company uses treasury shares for employee stock option exercises and restricted stock awards. During the first six months of 2005, the Company made no share repurchases and reissued approximately 0.3 million treasury shares in connection with employee stock option exercises and restricted stock awards, net of cancellations.

Dividends. In February 2005, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.1 million, which was paid on April 15, 2005 to shareholders of record as of the close of business on April 1, 2005. In May 2005, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.1 million, which was paid on July 15, 2005 to shareholders of record as of the close of business on July 1, 2005.

Comprehensive Income. The components of comprehensive income for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$47,544	$22,819	$70,740	$40,942
Change in cumulative foreign currency translation adjustment	11,113	(10,857)	7,153	(9,296)
Change in cumulative loss from cash flow hedging activities	(93)	375	101	246

Comprehensive income	$58,564	$12,337	$77,994	$31,892

Accumulated other comprehensive loss at June 30, 2005 and December 31, 2004 consists of the following components (in thousands):

	June 30, 2005	December 31, 2004
Cumulative foreign currency translation adjustment	$(51,492)	$(58,645)
Cumulative loss from cash flow hedging activities	(448)	(549)

Accumulated other comprehensive loss	$(51,940)	$(59,194)

Note 13—Employee Benefits

Net periodic benefit cost for the Company’s retirement, supplemental retirement (“SERP”), and postretirement benefit plans includes the following components for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Retirement Plans		Postretirement Benefit Plan		Retirement Plans		Postretirement Benefit Plan
	Three months ended June 30,				Six months ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1,136	$903	$61	$51	$2,275	$1,806	$128	$111
Interest cost	920	790	38	30	1,846	1,580	77	62
Expected return on plan assets	(1,135)	(1,108)	—	—	(2,270)	(2,216)	—	—
Recognized actuarial loss	416	109	—	—	825	218	—	—
Amortization of net (gain) or loss	—	—	(2)	(32)	—	—	(2)	(64)
Amortization of prior service cost (benefit)	128	128	(21)	(13)	256	256	(42)	(30)

Net periodic benefit cost	$1,465	$822	$76	$36	$2,932	$1,644	$161	$79

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP 106-1. FSP 106-2, which became effective in the third quarter of 2004, provides guidance on accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. To qualify for the subsidy, plan sponsors of Medicare-eligible retirees must provide prescription drug benefits which are at least as valuable as the benefits that those retirees would be entitled to under Medicare Part D. The Company maintains a postretirement benefit plan which provides a prescription drug benefit. At this time, the Company is unable to determine whether it is eligible to receive federal subsidies. Thus, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost amounts do not reflect any amount associated with the potential subsidy. The Company does not believe that the Act will have a material impact on the Company’s consolidated financial statements.

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

On October 22, 2004, a complaint for patent infringement was filed in the matter of USA Payments, Inc. and Global Cash Access, Inc. v. U.S. Bancorp dba U.S. Bank, et al., Case No. CV-S-04-1470-JCM PAL, U.S. District Court, District of Nevada. The complaint named Certegy Inc. and three of its subsidiaries, Certegy Check Services, Inc., Game Financial Corporation, and GameCash, Inc. as defendants. The plaintiffs are seeking injunctive relief, an unspecified amount of damages (but no less than an unspecified reasonable royalty), a trebling of damages, together with pre-judgment interest, and attorneys’ fees. Discovery has commenced and no trial date has been set. Management believes it has meritorious defenses and is defending the matter vigorously.

Note 15—Segment Information

Segment information for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands) (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Card Services	$164,100	$144,928	$318,056	$283,582
Check Services	111,923	110,736	220,425	211,422

	$276,023	$255,664	$538,481	$495,004

Operating income:
Card Services	$35,253	$32,568	$66,299	$61,581
Check Services	16,246	11,633	30,448	19,683

	51,499	44,201	96,747	81,264
General corporate expense	(8,122)	(6,758)	(16,318)	(13,851)

	$43,377	$37,443	$80,429	$67,413

Total assets by segment at June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Card Services	$553,733	$533,304
Check Services	268,053	292,936
Corporate	104,984	54,141
Discontinued Operations (Note 4)	3,000	41,828

	$929,770	$922,209

The increase in Corporate assets from December 31, 2004 to June 30, 2005 is attributable to the increase in cash for the proceeds from the sale of the Company’s merchant acquiring business in the second quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months and the six months ended June 30, 2005 and 2004, including the notes to those statements, included elsewhere in this report. We also recommend that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Check Services. Check Services provides check risk management and related processing products and services to businesses accepting or cashing checks at the point-of-sale. These services utilize our proprietary check authorization systems and risk assessment decision platforms. A significant portion of our revenues from check risk management services is generated from several large national merchants, including the nation’s leading retail chains. Other customers of our Check Services segment include hotels, automotive dealers, telecommunications companies, supermarkets, casinos, mail order houses, and other small regional businesses. Our services allow our clients to run their customers’ personal and business checks through an automated decision-making process that assesses the likelihood that a check will clear. We provide our check risk management products and services internationally in Canada, the U.K., Ireland, France, Australia, and New Zealand. Our principal product in all those countries is check guarantee services, although mass retailers are beginning to utilize our check verification, collection services, and deferred debit processing services.

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

We believe check writing has been declining as a total percentage of point-of-sale payments due, in part, to the growing use of other payment means, such as credit, debit, and other electronic payment cards. At the same time, however, demand for our services is strong due to factors that include increasing sophistication of check fraud and higher concentration of bad checks written at the point-of-sale due to a trend of higher credit quality consumers writing fewer checks and paying more with cards. These factors are contributing to a growing reliance of retailers and other businesses on outside vendors, such as Certegy, to provide check risk management services.

Annually, we experience a decline in base volumes related to factors that include customer attrition, which in recent years has been largely isolated to our regional small customer base. Our base volumes are also impacted by migration of consumers to other payment means and the retail sales activity of our customers, which can be affected by general economic conditions and other factors that may relate to certain retailers. We believe that many consumers who rely on checks as a means of retail payment may be more heavily impacted by certain economic factors than the consuming population as a whole. We are unable to accurately quantify the specific impact of each of these individual factors on the annual decline in base volumes. Typically, the addition of new customers offsets the decline in base volumes. However, during 2005, while verification volumes have shown a net increase, we have experienced a net decline in guarantee volumes as the mix of new customers has been more focused in our verification products. Over time, we expect to experience a continuing trend of customers using verification products to migrate over to guarantee products.

Key Performance Indicators. Management uses various key indicators to manage its business, including revenue and operating income growth, operating margin, earnings per share growth, number of cards and accounts on file, and volumes processed.

Comparability of Financial Results. Certain of the recent developments described in the next section affected the comparability of our financial results for the three months and the six months ended June 30, 2005 and 2004.

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Expected volatility and expected term are primarily based on our historical data. In computing historical volatility, we disregard any identifiable period of time in which our share price is extraordinarily volatile because of events that are not expected to recur during the expected term. In 2005, we began evaluating the expected term based on separate employee groups with similar historical exercise behavior. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term. The dividend yield is calculated based on the anticipated dividends over the expected term.

	2005		2004
	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Expected volatility	25%	25%	40%	40%
Expected term (in years)	4.96 – 6.97	4.62 – 6.66	4.86	4.70
Risk-free interest rate	4.21 – 4.37%	3.86%	3.52%	3.75%
Dividend yield	0.50%	0.50%	0.60%	0.60%

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2005 and 2004 was $10.75 and $13.84, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 and 2004 was $12.16 and $12.85, respectively. We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At June 30, 2005, the unamortized compensation cost related to stock option awards totaled $14.9 million, which is expected to be recognized over a weighted-average period of 2.35 years.

The adoption of SFAS No. 123(R) reduced the second quarter of 2005 and 2004 diluted earnings per share by $0.02 and $0.03, respectively, and the first six months of 2005 and 2004 diluted earnings per share by $0.04 and $0.07, respectively. We expect the full year 2005 impact to diluted earnings per share to be $0.08 compared to $0.13 per share in 2004. Compensation cost recognized in any period is impacted by the number of stock options granted and the vesting period (which generally varies between three and four years), as well as the underlying assumptions used in estimating the fair value on the date of grant.

We also issue restricted stock awards to employees and restricted stock units to non-employee directors under certain of our compensation plans. The adoption of SFAS 123(R) did not have a material effect on our accounting treatment of restricted stock awards and restricted stock units. Refer to Note 12 in the consolidated financial statements for further information. The unamortized compensation cost related to restricted stock awards at June 30, 2005 is $12.4 million, which is expected to be recognized over a weighted-average period of 2.28 years.

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

During the second quarter of 2005, we completed the sale of a majority of our merchant acquiring business for $57.0 million. We recognized an after-tax gain of $27.3 million ($0.43 per diluted share) on the sale. Also during the quarter, we recorded a $6.8 million after-tax write-down ($0.11 per diluted share) of our remaining merchant acquiring portfolio to its estimated net realizable value. We expect to complete the sale of the remaining portfolio in the third quarter of 2005. Income from discontinued operations, excluding the gain on sale and write-down, was $1.7 million and $1.5 million in the second quarter of 2005 and 2004, respectively, and $3.7 million and $2.8 million in the first six months of 2005 and 2004, respectively. The proceeds from the sale of this business will be used to pay the taxes due on the gain on the sale, while we expect to use the remaining proceeds for potential strategic investments and/or share repurchases.

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

Acquisitions. On March 1, 2004, we completed the purchases of Game Financial, a provider of debit and credit card cash advances, ATM access, and check cashing services in gaming institutions, and Crittson Financial Services LLC (“Crittson”), a full service provider of card and merchant processing services. The acquisition of Game Financial helps position us as a leading provider of comprehensive cash access services in the gaming industry and broadens our check risk management product line and customer base, while the acquisition of Crittson further strengthens our U.S. market share as the leading third party credit card processor for community banks and credit unions. On August 6, 2004, we completed the acquisition of Caribbean CariCard Services, Inc. (“CariCard”), a third party transaction processor in the Caribbean. CariCard provides a wide range of products and services to financial institutions, retailers, and the petroleum industry in 16 countries throughout the Caribbean.

The above acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition. The pro forma effects of these acquisitions on our consolidated financial statements were not material.

Share Repurchase Authority. In May 2004, the Board of Directors approved a $100 million share repurchase program, which replaced the prior program. As of June 30, 2005, we had approximately $43.3 million remaining authority for share repurchases.

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

As mentioned previously, our merchant processing operations consist of two businesses, merchant acquiring and institution processing. In our merchant acquiring business, where we are a direct party to contracts with merchants, revenues collected for services are based primarily on a discount rate, which considers the cost of interchange fees. In our institution processing business, where our relationship is with the financial institution that contracts directly with the merchant, we collect the interchange fees in addition to transaction fees. In both instances, we are responsible for collecting the interchange fees after settling with the credit card associations and thus, interchange fees are recorded as a component of revenues and costs of services in the consolidated statements of income. Interchange fees reflected in the consolidated statements of income for the three months and the six months ended June 30, 2005 and 2004 from continuing operations (institution processing) were $22.8 million and $42.5 million, respectively, in 2005, and $16.9 million and $33.0 million, respectively, in 2004.

Highlights of the Second Quarter 2005 Consolidated Financial Results

Highlights of the 2005 second quarter consolidated financial results, as compared to the 2004 second quarter (restated for the adoption of SFAS No. 123(R) and discontinued operations), are as follows:

•	Revenues grew 8.0 percent to $276.0 million.

•	Operating income increased 15.8 percent to $43.4 million.

•	Interest expense of $3.3 million was comparable to the prior year quarter.

•	Net income from continuing operations increased 19.3 percent to $25.4 million.

•	Diluted earnings per share from continuing operations increased 21.2 percent to $0.40.

•	Income from discontinued operations includes an after-tax gain of $27.3 million ($0.43 per diluted share) on the sale of a majority of our merchant acquiring business, a $6.8 million ($0.11 per diluted share) after-tax write-down of our remaining merchant acquiring portfolio, and $1.7 million ($0.03 per diluted share) income from discontinued operations.

In the second quarter of 2005, capital expenditures totaled $16.1 million.

Consolidated Results of Operations

The following table summarizes our consolidated results for the three months and the six months ended June 30, 2005 and 2004, restated for the adoption of SFAS No. 123(R) and discontinued operations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$276.0	$255.7	$538.5	$495.0
Operating expenses	$232.6	$218.2	$458.1	$427.6
Operating income	$43.4	$37.5	$80.4	$67.4
Other income, net	$0.6	$0.1	$0.7	$0.3
Interest expense	$(3.3)	$(3.2)	$(6.6)	$(6.1)
Income from continuing operations, net of tax	$25.4	$21.3	$46.5	$38.1
Income from discontinued operations, net of tax	$22.2	$1.5	$24.2	$2.8
Net income	$47.5	$22.8	$70.7	$40.9
Diluted earnings per share:
Income from continuing operations	$0.40	$0.33	$0.74	$0.59
Income from discontinued operations	$0.35	$0.02	$0.38	$0.04
Net income	$0.75	$0.36	$1.12	$0.63

Consolidated Revenues

Second Quarter 2005 compared with Second Quarter 2004

Consolidated revenues in the second quarter of 2005 of $276.0 million increased $20.4 million, or 8.0 percent, over the second quarter of 2004. Card Services revenues grew $19.2 million, or 13.2 percent, while Check Services experienced revenue growth of $1.2 million, or 1.1 percent.

Overall, our revenue growth was driven by strong growth in our North American and international card issuing operations, prior year acquisitions, and favorable currency rates. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $2.7 million in the second quarter of 2005.

First Six Months 2005 compared with First Six Months 2004

Consolidated revenues in the first six months of 2005 of $538.5 million increased $43.5 million, or 8.8 percent, over the first six months of 2004. Card Services revenues increased $34.5 million, or 12.2 percent, while Check Services experienced revenue growth of $9.0 million, or 4.3 percent.

Overall, our revenue growth was driven by strong growth in our North American and international card issuing operations, prior year acquisitions, and favorable currency rates. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $4.2 million in the first six months of 2005.

Consolidated Operating Expenses

Second Quarter 2005 compared with Second Quarter 2004

Consolidated operating expenses in the second quarter of 2005 of $232.6 million increased $14.4 million, or 6.6 percent, over the second quarter of 2004. Operating expenses for Card Services increased $16.5 million, or 14.7 percent, while Check Services operating expenses decreased $3.4 million, or 3.5 percent. Corporate expenses of $8.1 million increased $1.4 million above the second quarter of 2004. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating expenses by $3.0 million in the second quarter of 2005.

Costs of services in the second quarter of 2005 of $196.5 million increased $11.9 million, or 6.5 percent, over the second quarter of 2004. Card Services experienced a $16.0 million, or 15.9 percent, increase in costs of services primarily driven by a $5.9 million increase in card merchant processing interchange fees (costs of services included $22.8 million and $16.9 million of interchange fees in 2005 and 2004, respectively), a $2.2 million increase in reimbursable expenses, the CariCard acquisition in August 2004, direct costs of revenue growth in our domestic and international operations, and currency exchange. Costs of services in Check Services decreased $4.0 million, or 4.8 percent, driven by a reduction in check guarantee net losses attributable to lower domestic guarantee volumes, enhanced fraud modeling, and increased collection rates, which more than offset increased costs of services attributable to revenue growth in our cash access business and currency exchange.

Selling, general, and administrative (“SG&A”) expenses in the second quarter of 2005 of $36.2 million increased $2.5 million, or 7.4 percent, over the second quarter of 2004. Card Services experienced a $0.5 million, or 4.4 percent, increase in SG&A costs due to higher international business development costs and currency exchange. SG&A costs in Check Services increased $0.6 million, or 4.1 percent, primarily driven by increased selling costs and currency exchange. Corporate SG&A expense increased $1.4 million, primarily resulting from higher audit fees and business development costs.

First Six Months 2005 compared with First Six Months 2004

Consolidated operating expenses in the first six months of 2005 of $458.1 million increased $30.5 million, or 7.1 percent, over the first six months of 2004. Operating expenses for Card Services increased $29.8 million, or 13.4 percent, while Check Services decreased $1.8 million, or 0.9 percent. Corporate expenses of $16.3 million increased $2.5 million above the first six months of 2004.

Costs of services in the first six months of 2005 of $386.8 million increased $25.0 million, or 6.9 percent, over the first six months of 2004. Card Services experienced a $28.5 million, or 14.3 percent, increase in costs of services primarily driven by a $9.5 million increase in card merchant processing interchange fees (costs of services included $42.5 million and $33.0 million of interchange fees in 2005 and 2004, respectively), a $4.9 million increase in reimbursable expenses, the prior year Crittson and CariCard acquisitions, direct costs of revenue growth in our domestic and international operations, and currency exchange. Costs of services in Check Services decreased $3.5 million, or 2.1 percent, driven by a reduction in check guarantee net losses attributable to lower domestic guarantee volumes, enhanced fraud modeling, and increased collection rates, which more than offset increased costs of services attributable to the acquisition of Game Financial in March 2004, revenue growth in our cash access business, and currency exchange.

Selling, general, and administrative expenses in the first six months of 2005 of $71.3 million increased $5.5 million, or 8.3 percent, over the first six months of 2004. Card Services experienced a $1.3 million, or 5.5 percent, increase in SG&A costs due to the prior year Crittson and CariCard acquisitions, higher international business development costs, and currency exchange. SG&A costs in Check Services increased $1.7 million, or 6.0 percent, primarily driven by the prior year Game Financial acquisition, increased selling costs, and currency exchange. Corporate SG&A expense increased $2.5 million, primarily resulting from higher audit fees, employee-related costs, and business development expenses.

Consolidated Operating Income

Second Quarter 2005 compared with Second Quarter 2004

Consolidated operating income in the second quarter of 2005 of $43.4 million increased $5.9 million, or 15.8 percent, over the second quarter of 2004. Card Services operating income increased $2.7 million, or 8.2 percent, while Check Services operating income increased $4.6 million, or 39.7 percent. General corporate expense increased $1.4 million, or 20.2 percent, over the second quarter of 2004. Our consolidated operating margin grew from 14.6 percent in the second quarter of 2004 to 15.7 percent in the second quarter of 2005.

The operating income growth experienced in the second quarter of 2005 was driven by improved profitability in our Check Services segment, primarily attributable to lower check guarantee net losses, as well as growth in our North American card issuing operations.

First Six Months 2005 compared with First Six Months 2004

Consolidated operating income in the first six months of 2005 increased $13.0 million, or 19.3 percent, over the six months of 2004. Card Services operating income increased $4.7 million, or 7.7 percent, while Check Services operating income increased $10.8 million, or 54.7 percent. General corporate expense increased $2.5 million, over the first six months of 2004. Our consolidated operating margin grew from 13.6 percent in 2004 to 14.9 percent in 2005.

The operating income growth experienced in the first six months of 2005 was primarily driven by improved profitability in our Check Services segment, attributable to lower check guarantee net losses, prior year acquisitions, and growth in our global card issuing operations.

Consolidated Other Income, Net

Consolidated other income, net, which principally consists of interest income and net foreign currency exchange gain, of $0.6 million in the second quarter of 2005 was above the prior year quarter other income, net of $85 thousand, driven by higher cash balances and interest rates.

Consolidated other income, net, of $0.7 million in the first six months of 2005 was above the prior year period other income, net of $0.3 million, driven by higher cash balances and interest rates.

Consolidated Interest Expense

Interest expense during the second quarter of 2005 of $3.3 million was comparable to the prior year quarter. Interest expense during the first six months of 2005 of $6.6 million increased by $0.4 million compared to the first six months of 2004, due to higher average interest rates on revolving credit borrowings.

Effective Tax Rate

Our effective tax rates for continuing operations of 37.6 percent and 38.1 percent in 2005 and 2004, respectively, include the impact of expensing stock options in accordance with our adoption of SFAS No. 123(R). The overall rate decrease is primarily due to lower non-deductible stock compensation expense in conjunction with higher operating income in 2005 as compared to 2004.

Consolidated Net Income and Earnings per Share

Second Quarter 2005 compared with Second Quarter 2004

Income from continuing operations of $25.4 million in the second quarter of 2005 increased $4.1 million, or 19.3 percent, while diluted earnings per share from continuing operations of $0.40 increased $0.07, or 21.2 percent. Income from discontinued operations in the second quarter of 2005 of $22.2 million includes an after-tax gain of $27.3 million ($0.43 per diluted share) on the sale of a majority of our merchant acquiring business, a $6.8 million ($0.11 per diluted share) after-tax write-down of our remaining merchant acquiring portfolio, and $1.7 million ($0.03 per diluted share) of income from discontinued operations. The discontinued operations results in the second quarter of 2005 benefited from $0.5 million of reduced after-tax amortization expense, in accordance with the requirements of SFAS 144, which requires amortization of long-lived assets to cease upon classification as held for sale.

The repurchase of 1.5 million shares of common stock subsequent to the second quarter of 2004 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding in the second quarter of 2005 by approximately 1.5 million shares.

First Six Months 2005 compared with First Six Months 2004

Income from continuing operations of $46.5 million in the first six months of 2005 increased $8.4 million, or 22.1 percent, while diluted earnings per share from continuing operations of $0.74 increased $0.15, or 25.4 percent. Income from discontinued operations in the first six months of 2005 of $24.2 million includes an after-tax gain of $27.3 million ($0.43 per diluted share) on the sale of a majority of our merchant acquiring business, a $6.8 million ($0.11 per diluted share) after-tax write-down of our remaining merchant acquiring portfolio, and $3.7 million ($0.06 per diluted share) of income from discontinued operations. The discontinued operations results in the first six months of 2005 benefited from $1.0 million of reduced after-tax amortization expense, in accordance with the requirements of SFAS 144, which requires amortization of long-lived assets to cease upon classification as held for sale.

The repurchase of 1.5 million shares of common stock subsequent to the first six months of 2004 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding in the first six months of 2005 by approximately 1.5 million shares.

Segment Results

The following table summarizes our segment results for the three months and the six months ended June 30, 2005 and 2004 (restated for the adoption of SFAS No. 123(R) and discontinued operations) (in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Card Services	$164.1	$144.9	$318.1	$283.6
Check Services	111.9	110.7	220.4	211.4

	$276.0	$255.6	$538.5	$495.0

Operating income:
Card Services	$35.3	$32.6	$66.3	$61.6
Check Services	16.2	11.6	30.4	19.7

	51.5	44.2	96.7	81.3
General corporate expense	(8.1)	(6.8)	(16.3)	(13.9)

	$43.4	$37.4	$80.4	$67.4

Card Services

Second Quarter 2005 compared with Second Quarter 2004

Card Services revenues of $164.1 million in the second quarter of 2005 increased $19.2 million, or 13.2 percent, above the second quarter of 2004, attributable to growth in both our North American and international businesses, incremental revenue from our prior year acquisition of CariCard, and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $2.2 million in the second quarter of 2005. At June 30, 2005, we were processing 51.1 million cards compared to 48.1 million cards at June 30, 2004.

Our North American card business, which includes our continuing merchant processing product, generated revenues of $134.2 million, a $12.2 million, or 10.0 percent, increase over the prior year quarter. This growth was fueled by increased debit transactions, new customer signings, and growth in e-banking, card loyalty programs, and institution merchant processing.

Our international card business, which includes our software maintenance and support services, generated revenues of $29.9 million, a $7.0 million, or 30.6 percent, increase over the prior year quarter. This growth was driven by new customers, expanding card programs of existing customers, particularly in Brazil, the prior year acquisition of CariCard in the Caribbean, and favorable currency trends. Also, software maintenance and support revenue of $2.5 million nearly doubled from the prior year quarter, as we substantially completed two development projects during the quarter. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $2.2 million in the second quarter of 2005.

Card Services operating income of $35.3 million in the second quarter of 2005 increased $2.7 million, or 8.2 percent, above the second quarter of 2004. Card Services operating margin of 21.5 percent in the second quarter of 2005 decreased by 100 basis points compared to an operating margin of 22.5 percent in the prior year quarter, primarily driven by higher revenue growth in our lower-margin products, for example institution merchant processing, and increased business development costs.

First Six Months 2005 compared with First Six Months 2004

Card Services revenues of $318.1 million in the first six months of 2005 increased $34.5 million, or 12.2 percent, above the first six months of 2004, attributable to growth in both our North American and international businesses, incremental revenue from our prior year acquisitions of Crittson and CariCard, and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $3.1 million in the first six months of 2005. At June 30, 2005, we were processing 51.1 million cards compared to 48.1 million cards at June 30, 2004.

Our North American card business, which includes our continuing merchant processing product, generated revenues of $259.3 million, a $22.7 million, or 9.6 percent, increase over the prior year. This growth was fueled by increased debit transactions, new customer signings, and growth in e-banking, card loyalty programs, and institution merchant processing, as well as the prior year acquisition of Crittson.

Our international card business, which includes our software maintenance and support services, generated revenues of $58.8 million, a $11.8 million, or 25.0 percent, increase over the prior year. This growth was driven by new customers, expanding card programs of existing customers, particularly in Brazil, higher software maintenance and support, the prior year acquisition of CariCard in the Caribbean, and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $3.1 million in the first six months of 2005.

Card Services operating income of $66.3 million in the first six months of 2005 increased $4.7 million, or 7.7 percent, above the first six months of 2004. Card Services operating margin of 20.8 percent in the first six months of 2005 decreased by 90 basis points compared to an operating margin of 21.7 percent in the prior year, primarily driven by higher revenue growth in our lower-margin products, for example institution merchant processing, and increased business development costs.

Check Services

Second Quarter 2005 compared with Second Quarter 2004

Check Services revenues of $111.9 million in the second quarter of 2005 increased $1.2 million, or 1.1 percent, over the second quarter of 2004. Growth from new customers, third-party collections, and our international and cash access businesses was partially offset by reduced revenue in our domestic point-of-sale business, driven by lower guarantee volumes and loss-sensitive revenue streams. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $0.5 million in the second quarter of 2005. The face amount of checks we authorized totaled $12.8 billion in the second quarter of 2005 as compared to $9.5 billion in the prior year quarter, with a $3.4 billion increase in verification volumes and a $0.1 billion decrease in guarantee volumes.

North American check revenues of $93.5 million decreased $0.1 million, or 0.1 percent, below the second quarter of 2004, driven by reduced revenue in our domestic point-of-sale business. Growth from new customers and third-party collections was more than offset by the impact of lower guarantee volumes and loss-sensitive revenue streams. Our volumes are impacted by customer attrition, migration of consumers to other payment means, and the retail sales activity of our customers, which can be affected by general economic conditions and other factors that may relate to certain retailers. The success of our current period risk initiatives has reduced loss sensitive revenue streams, such as service fees and risk-sharing contracts. We experienced strong growth in our cash access business, attributable to increased volumes and new customer signings in our Game Financial business and the continued roll-out of our payroll check-cashing services to grocers and other retailers. The face amount of checks we authorized in the U.S. totaled $11.9 billion in the second quarter of 2005 as compared to $8.6 billion in the prior year quarter, with a $3.4 billion increase in verification volumes and a $0.1 billion decrease in guarantee volumes. The larger decline in point-of-sale guarantee volumes was offset by increased guarantee volumes in our payroll check-cashing business.

International check revenues of $18.4 million increased $1.3 million, or 7.5 percent, compared to the second quarter of 2004. The second quarter international growth is largely attributable to our deferred debit program in Australia and favorable currency trends. Our growth rate was impacted by softer retail sales in the U.K. and France, which is driving slightly lower guarantee volumes in the current year in both countries. The strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $0.5 million in the second quarter of 2005.

Check Services operating income of $16.2 million in the second quarter of 2005 increased $4.6 million, or 39.7 percent, compared to the second quarter of 2004. Check Services operating margin of 14.5 percent in the second quarter of 2005 increased by 400 basis points compared to an operating margin of 10.5 percent in the prior year quarter. Improvements in the accuracy of our risk management systems to better identify fraudulent transactions and initiatives to improve salvage collections drove a reduction in check guarantee net losses that significantly improved profitability in our Check segment. Improvements in the accuracy of our risk management systems are resulting in higher expected salvage rates on returned checks. Also, initiatives to improve our salvage collection techniques are benefiting collection rates on both new and aged returned checks. We also experienced some improved profitability in our cash access and international businesses during the second quarter of 2005 as compared to the prior year quarter. While we will continue to focus on driving higher profitability in our check risk management business through ongoing improvements in risk management systems and salvage collection techniques, we expect margin growth to moderate throughout the second half of the year.

First Six Months 2005 compared with First Six Months 2004

Check Services revenues of $220.4 million in the first six months of 2005 increased $9.0 million, or 4.3 percent, over the first six months of 2004, primarily driven by the acquisition of Game Financial in March 2004. Growth from new customers, third-party collections, and our international and cash access businesses was offset by reduced revenue in our domestic point-of-sale business, driven by lower guarantee volumes and loss-sensitive revenue streams. The strengthening of certain foreign currencies against the

U.S. dollar increased our U.S. dollar revenues by approximately $1.1 million in the first six months of 2005. The face amount of checks we authorized totaled $24.3 billion in the first six months of 2005 as compared to $18.7 billion in the prior year first six months, with a $5.8 billion increase in verification volumes and a $0.2 billion decrease in guarantee volumes.

North American check revenues of $183.9 million increased $7.1 million, or 4.0 percent, over the first six months of 2004, primarily driven by the acquisition of Game Financial in March 2004. Growth from new customers and third-party collections was more than offset by the impact of lower guarantee volumes and loss-sensitive revenue streams in our domestic point-of-sale business. Our volumes are impacted by customer attrition, migration of consumers to other payment means, and the retail sales activity of our customers, which can be affected by general economic conditions and other factors that may relate to certain retailers. The success of our current period risk initiatives has reduced loss sensitive revenue streams, such as service fees and risk-sharing contracts. In addition to the Game Financial acquisition, we experienced growth in our cash access business attributable to the continued roll-out of our payroll check-cashing services to grocers and other retailers. Growth in our cash access business for the first six months of 2005 was impacted by the prior year termination of our contract with 7-Eleven’s kiosk-based payroll check cashing service (Vcom), which generated revenue in the first half of 2004. The face amount of checks we authorized in the U.S. totaled $22.6 billion in the first six months of 2005 as compared to $16.8 billion in the prior year first six months, with a $5.8 billion increase in verification volumes and a $0.1 billion decrease in guarantee volumes. The larger decline in point-of-sale guarantee volumes was offset by increased guarantee volumes in our payroll check-cashing business.

International check revenues of $36.5 million increased $1.9 million, or 5.5 percent, compared to the first six months of 2004. The first six months international growth is largely attributable to our deferred debit program in Australia and favorable currency trends. Our growth rate was impacted by softer retail sales in the U.K. and France, which is driving lower guarantee volumes in the current year in both countries. The face amount of checks we authorized internationally totaled $1.7 billion in the first six months of 2005 as compared to $1.8 billion in the prior year first six months. The strengthening of foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $1.1 million in the first six months of 2005.

Check Services operating income of $30.4 million in the first six months of 2005 increased $10.8 million, or 54.7 percent, compared to the first six months of 2004. Check Services operating margin of 13.8 percent in the first six months of 2005 increased by 450 basis points compared to an operating margin of 9.3 percent in the prior year first six months. Improvements in the accuracy of our risk management systems to better identify fraudulent transactions and initiatives to improve salvage collections, drove a reduction in check guarantee net losses that significantly improved profitability in our Check segment. Improvements in the accuracy of our risk management systems are resulting in higher expected salvage rates on returned checks. Also, initiatives to improve our salvage collection techniques are benefiting collection rates on both new and aged returned checks. Increased margins in cash access services also contributed to the improved profitability in the Check segment. While we will continue to focus on driving higher profitability in our check risk management business through ongoing improvements in risk management systems and salvage collection techniques, we expect margin growth to moderate throughout the second half of the year.

General Corporate Expense

Second Quarter 2005 compared with Second Quarter 2004

General corporate expense of $8.1 million in the second quarter of 2005 increased $1.4 million over the second quarter of 2004. The increase in general corporate expense is primarily attributable to higher audit fees and business development costs.

First Six Months 2005 compared with First Six Months 2004

General corporate expense of $16.3 million in the first six months of 2005 increased $2.5 million over the first six months of 2004. The increase in general corporate expense is primarily attributable to higher audit fees, employee costs, and business development expenses.

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

As of June 30, 2005, our consolidated cash balance is $101.7, which includes the $57.0 million of proceeds from the sale of a majority of our merchant acquiring business in the second quarter of 2005. Approximately $20 million will be used to pay the taxes due on the gain on the sale, while we expect to use the remaining proceeds for potential strategic investments and/or share repurchases.

On March 1, 2004, we completed the purchases of Game Financial and Crittson and on August 6, 2004, we completed the purchase of CariCard. These acquisitions had a combined cash purchase price of $45.5 million, net of $24.6 million of cash acquired and additional consideration adjustments settled during 2004. Approximately $5.8 million of the Crittson purchase price, which represents the merchant acquiring operations, was reclassified to discontinued operations (see Note 4 to the consolidated financial statements for further information). We funded these acquisitions through borrowings on our revolving credit facility and as of June 30, 2005, had repaid all outstanding borrowings on this facility. A majority of the cash acquired with these acquisitions relates to Game Financial, which provides check cashing and cash advance services for the gaming industry. In certain casino locations, Game Financial maintains cash access booths, where consumers can cash personal checks, and various “point-of-sale” devices, where cash advance services are facilitated. These point-of-sale devices include PC’s, kiosks, and ATMs. In other casino locations, these transactions are conducted in the casino’s own cage operation by casino employees using Game Financial’s system.

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

First Six Months 2005 compared with First Six Months 2004

Operating Activities. Operating cash flows totaled $79.0 million in the first six months of 2005, which represents a decrease of $11.6 million compared to the first six months of 2004. The 2005 cash flow generated from net income was $70.7 million, adjusted for income from discontinued operations of $24.2 million, depreciation and amortization of $25.4 million, deferred taxes of $2.5 million, and other amortization and non-cash items of $12.8 million. Cash outflows from changes in assets and liabilities were $3.3 million as compared to cash inflows of $14.2 million in the prior year, a decrease of $17.5 million. This decrease is driven in part by a reduction in accounts receivable cash flows due to incremental cash collected in the prior year related to acquired accounts receivable and a reduction in cash flows from claims accounts due to lower collection of loss-sensitive service fees in the first six months of 2005 and timing differences. Additionally, during the second quarter of 2005, we were able to secure our own licenses for the sale of payment instruments in states in which we operate our cash access business. Previously, we used a third-party to fund these payment instruments and recorded a liability to the third-party for the outstanding amounts due, which was included in other payables in the consolidated balance sheet. This drove a majority of the change in current liabilities in the consolidated statement of cash flows for the six months ended June 30, 2005.

Outflows for other long-term assets primarily consist of the funding of employee life insurance premiums and deferred compensation plans, incentive payments to customers related to signing or renewing long-term contracts, and payments related to deferred data processing costs.

We used our cash flow from operating activities in the first six months of 2005 primarily to repay revolving credit borrowings, reinvest in our existing businesses through expenditures for equipment and systems development, and make dividend payments.

Investing Activities. Capital expenditures in the first six months of 2005 totaled $28.1 million, which represents an increase of $11.0 million compared to the prior year. Expenditures for development and conversion of a large customer in our international card issuing operations, incremental expenditures for migration and development related to the prior year acquisitions of Game Financial and CariCard, and additional expenditures for domestic processing equipment and systems development for new products and services drove the increase in capital expenditures over the prior year period. Proceeds from the sale of a majority of our merchant acquiring business totaled $57.0 million in the first six months of 2005, while the acquisitions of Game Financial and Crittson in the prior year period totaled $33.0 million, which is net of cash acquired.

Financing Activities. Net repayments of borrowings on our revolving credit facility in the first six months of 2005 totaled $48.6 million, compared to net additions to borrowings of $35.0 million in the first six months of 2004, which were used to fund acquisitions and share repurchases. Cash expended for share repurchases totaled $40.0 million in the first six months of 2004. Dividend payments to shareholders totaled $6.2 million and $6.4 million in the first six months of 2005 and 2004, respectively. Proceeds from the exercise of stock options totaled $3.0 million in the first six months of 2005 compared to $7.3 million in the prior year.

Discontinued Operations. Cash provided by discontinued operations was $5.3 million in the first six months of 2005 compared to $0.9 million in the first six months of 2004, consisting of operating cash flows of $5.3 million in the first six months of 2005 compared to $6.8 million in the first six months of 2004. The decrease in operating cash flows is primarily driven by deferred income taxes on acquired merchant portfolios. Investing cash outflows in the first six months of 2004 consisted of $0.1 million of capital expenditures and $5.8 million for the acquisition of the merchant acquiring portfolio of Crittson. There were no investing cash flows in the first six months of 2005.

Seasonality, Inflation, Economic and Other Factors

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

Our Brazilian operations had net assets of approximately $121.9 million at June 30, 2005, which includes a net equity reduction of $73.0 million as a result of cumulative foreign currency translation. Pursuant to SFAS 142 and SFAS 144, these assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at June 30, 2005 and December 31, 2004; however, if we are unable to achieve our business plans and improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this could have an impact on our opinion regarding the valuation of these assets, which could lead to an impairment charge against net income.

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

Item 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), was carried out by the Company’s management, with the participation of the chief executive and chief financial officers, as of the end of the period covered by this Quarterly Report on Form 10-Q. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On Tuesday, May 24, 2005, the Company held its annual meeting of shareholders. As of the record date for the annual meeting, March 28, 2005, there were 62,537,409 shares issued, outstanding and entitled to vote at the annual meeting of shareholders. Represented at the meeting in person or by proxy were 56,633,757 shares of common stock representing 90.56% of the shares of common stock outstanding as of March 28, 2005.

Below is a brief description of each matter voted on at the annual meeting, each more fully described in the Company’s definitive Proxy Statement, dated April 11, 2005:

(i)	Election of three Class I directors to serve until the 2008 annual meeting of shareholders: Charles T. Doyle (56,222,323 votes “for” and 411,434 votes “withheld”); Kenneth A. Guenther (56,225,846 votes “for” and 407,911 votes “withheld”); and Keith W. Hughes (56,359,849 votes “for” and 273,908 votes “withheld”).

The names of the other Directors whose terms of office as Directors continued after this meeting are as follows: Richard N. Child, David K. Hunt, Lee A. Kennedy, Phillip B. Lassiter, and Kathy Brittain White.

(ii)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2005 fiscal year. 55,731,581 votes “for”, 792,798 votes “against”, and 109,378 votes “abstain”.

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

Date: August 3, 2005	CERTEGY INC.

	By:	/S/ LEE A. KENNEDY
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