Form 10-Q
period 2005-09-30
CERTEGY INC
filed 2005-11-07
CIK 1136893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding at October 31, 2005
Common stock, $0.01 par value	62,126,207

CERTEGY INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended September 30,
	2005	2004
Revenues	$282,774	$262,660

Operating expenses:
Costs of services	201,997	186,516
Selling, general and administrative	30,749	31,505
Merger and acquisition costs (Note 2)	7,010	—

	239,756	218,021

Operating income	43,018	44,639
Other income, net	671	294
Interest expense	(3,122)	(3,259)

Income from continuing operations before income taxes	40,567	41,674
Provision for income taxes	(17,900)	(15,733)

Income from continuing operations	22,667	25,941
Income from discontinued operations, net of taxes of $0.4 million and $0.8 million, respectively (Note 4)	602	1,325

Net income	$23,269	$27,266

Basic earnings per share of Common Stock
Income from continuing operations	$0.37	$0.41
Income from discontinued operations	0.01	0.02

Net income	$0.38	$0.44

Diluted earnings per share of Common Stock
Income from continuing operations	$0.36	$0.41
Income from discontinued operations	0.01	0.02

Net income	$0.37	$0.43

Average shares outstanding (Note 5)
Basic	62,017	62,588

Diluted	63,313	63,849

Dividends per share of Common Stock (Note 12)	$0.05	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Nine months ended September 30,
	2005	2004
Revenues	$821,255	$757,664

Operating expenses:
Costs of services	588,755	548,293
Selling, general and administrative	100,751	97,319
Merger and acquisition costs (Note 2)	8,302	—

	697,808	645,612

Operating income	123,447	112,052
Other income, net	1,412	599
Interest expense	(9,677)	(9,388)

Income from continuing operations before income taxes	115,182	103,263
Provision for income taxes	(45,969)	(39,188)

Income from continuing operations	69,213	64,075
Income from discontinued operations, net of taxes of $16.4 million and $2.4 million, respectively (Note 4)	24,796	4,133

Net income	$94,009	$68,208

Basic earnings per share of Common Stock
Income from continuing operations	$1.12	$1.02
Income from discontinued operations	0.40	0.07

Net income	$1.52	$1.08

Diluted earnings per share of Common Stock
Income from continuing operations	$1.10	$1.00
Income from discontinued operations	0.39	0.06

Net income	$1.49	$1.06

Average shares outstanding (Note 5)
Basic	61,904	63,114

Diluted	63,189	64,283

Dividends per share of Common Stock (Note 12)	$0.15	$0.15

The accompanying notes are an integral part of these Consolidated Financial Statements

CERTEGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$105,261	$41,801
Settlement deposits	38,061	44,855
Trade accounts receivable, net of allowance for doubtful accounts of $2,412 and $2,175, respectively	105,576	120,767
Settlement receivables	30,236	49,861
Claims recoverable (Note 2)	28,501	39,316
Other receivables	59,319	48,053
Other current assets (Note 6)	21,218	22,236
Assets held for sale (Note 4)	—	41,828

Total current assets	388,172	408,717
Property and equipment, net (Note 7)	66,197	61,490
Goodwill, net (Note 8)	250,392	232,941
Other intangible assets, net (Note 8)	21,437	25,506
Systems development and capitalized contract costs, net	135,304	123,135
Other assets, net (Note 9)	72,592	70,420

Total Assets	$934,094	$922,209

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$65,092	$56,764
Settlement payables	68,297	94,716
Claims payable (Note 2)	18,319	36,204
Compensation and benefit liabilities	24,456	19,384
Income taxes payable	16,637	14,398
Other payables	14,294	22,882
Other current liabilities (Note 10)	24,635	28,271
Liabilities related to assets held for sale (Note 4)	—	17,719

Total current liabilities	231,730	290,338
Long-term debt (Note 11)	225,864	273,968
Deferred income taxes	34,901	33,071
Other long-term liabilities	19,652	17,545

Total liabilities	512,147	614,922

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 69,272 shares issued and 62,112 and 61,784 shares outstanding in 2005 and 2004, respectively	693	693
Paid-in capital	297,902	290,865
Retained earnings	380,137	295,532
Accumulated other comprehensive loss (Note 12)	(44,638)	(59,194)
Treasury stock, at cost; 7,160 and 7,488 shares in 2005 and 2004, respectively	(212,147)	(220,609)

Total shareholders’ equity	421,947	307,287

Total Liabilities and Shareholders’ Equity	$934,094	$922,209

The accompanying notes are an integral part of these Consolidated Financial Statements

CERTEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$94,009	$68,208
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations (Note 4)	(4,343)	(4,133)
Gain on sale of discontinued operations (Note 4)	(45,433)	—
Charge for write-down of portfolio of discontinued operations (Note 4)	11,167	—
Depreciation and amortization	38,352	34,643
Amortization of deferred compensation	9,200	12,569
Other non-cash items	9,348	7,812
Deferred income taxes	(3,451)	(1,390)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	2,700	6,946
Current liabilities, excluding settlement and claims payable	4,798	(2,441)
Claims accounts, net	(7,070)	646
Other current assets	(4,123)	3,783
Other long-term liabilities	1,400	2,734
Other long-term assets	(12,257)	(12,527)

Net cash provided by operating activities	94,297	116,850

Cash flows from investing activities:
Capital expenditures	(42,883)	(28,482)
Proceeds from sale of business (Note 4)	60,000	—
Acquisitions, net of cash acquired (Note 3)	(1,000)	(41,021)

Net cash provided by (used in) investing activities	16,117	(69,503)

Cash flows from financing activities:
Net (repayments of) additions to revolving credit facilities	(48,600)	61,540
Treasury stock purchases	—	(87,797)
Proceeds from exercise of stock options	6,221	8,466
Dividends paid	(9,370)	(9,598)
Other	(1,007)	(293)

Net cash used in financing activities	(52,756)	(27,682)

Effect of foreign currency exchange rates on cash	38	(3,134)
Cash provided by discontinued operations (Note 4)	5,764	4,647

Net cash provided	63,460	21,178

Cash and cash equivalents, beginning of period	41,801	22,280

Cash and cash equivalents, end of period	$105,261	$43,458

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

The Company provides credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services (see Note 15 for segment information). Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, the Caribbean, and Canada. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and should be read in conjunction with the Company’s consolidated financial statements and the notes to those statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K. Additionally, readers should refer to the Company’s current report on Form 8-K filed on October 12, 2005, restating the Company’s historical financial statements at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 to reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified retrospective method. Significant accounting policies disclosed in the annual report and Form 8-K have not changed, unless specifically indicated in Note 2 herein. All significant intercompany transactions and balances have been eliminated.

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

Note 2—Significant Accounting Policies

Reserve for Card Processing and Check Guarantee Losses. The Company recognizes a reserve for estimated losses related to its card issuing and merchant processing businesses based on historical experience and other relevant factors. In the Company’s card issuing business, the Company records estimates to accrue for losses resulting from transaction processing errors. The Company utilizes a number of systems and procedures within its card issuing business in order to minimize such transaction processing errors. In the Company’s recently sold merchant acquiring business, the Company was a direct party to contracts with merchants regarding its provision of card processing services for the merchant. If, due to the insolvency or bankruptcy of the merchant or other reasons, the Company was not able to collect amounts from its merchant customers for billing disputes resolved in favor of the cardholder (referred to as a cardholder “chargeback”), the Company had to bear the credit risk for the full amount of the cardholder transaction. The Company required cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, the Company utilized a number of systems and procedures to manage merchant risk and believed that the diversification of its merchant portfolio among industries and geographic regions minimized its risk of loss. These card processing loss reserve amounts are subject to risk that actual losses may be greater than the Company’s estimates. As mentioned below, the Company remains at risk for cardholder transactions in the merchant acquiring business conducted prior to the business’s sale. At September 30, 2005 and December 31, 2004, the Company had aggregate card processing loss reserves of $0.6 million and $0.9 million, respectively, which are included in other current liabilities in the consolidated balance sheets.

As further discussed in Note 4, the Company completed the sale of its merchant acquiring business in the third quarter of 2005; therefore, the Company’s financial statements reflect the merchant acquiring business as discontinued operations. Based upon the terms of the sales of the various merchant portfolios, the Company retains the credit risk for cardholder transactions processed by the Company prior to the sales.

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. The Company’s merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a liability to its merchant customers for estimated check returns (claims payable) and a receivable for amounts the Company estimates it will recover from the check writers (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable and accrued claims recoverable balances of $18.3 million and $28.5 million at September 30, 2005 and $36.2 million and $39.3 million at December 31, 2004, respectively.

The Company settles its claim obligations with merchants on average within 14 days. Recoverability of claims from the check writers extends beyond this timeframe, but generally occurs within a one-year timeframe.

Share-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

Proposed Merger with Fidelity National Information Services, Inc. and Possible Joint Venture Formation in Brazil. On September 14, 2005, Certegy entered into a definitive merger agreement with Fidelity National Financial, Inc. (“FNF”) under which Fidelity National Information Services, Inc. (“FIS”), a privately held company 75% owned by FNF, and Certegy will combine operations to form a single publicly traded company. FIS is a leading provider of core financial institution processing, mortgage loan processing, and related information products and outsourcing services to financial institutions, mortgage lenders, and real estate professionals.

Under the terms of the merger agreement, FIS will be merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all the outstanding stock of FIS will be converted into Certegy common stock. Thus after the merger a subsidiary of Certegy will have acquired FIS and the former stockholders of FIS (including FNF) will own approximately 67.1% of Certegy common stock (with FNF owning 50.3%). Certegy’s pre-merger shareholders will own approximately 32.9% of the common stock of Certegy after the merger. As part of the transaction, Certegy will declare a $3.75 per share special cash dividend payable to Certegy’s pre-merger shareholders. At the time of the merger, Certegy will change its name to Fidelity National Information Services, Inc. and its common stock will trade on the New York Stock Exchange under the trading symbol “FIS”.

In addition to customary closing conditions, the merger is subject to Certegy shareholders approving the merger (including the issuance of shares of Certegy common stock to FIS stockholders) and amendments to Certegy’s articles of incorporation increasing the number of its authorized shares of stock and changing its name to Fidelity National Information Services, Inc., effective upon closing.

A preliminary proxy statement relating to the merger was filed with the Securities and Exchange Commission on October 12, 2005.

During the third quarter of 2005, Certegy was selected to exclusively negotiate with two of the largest card issuing banks in Brazil to establish and acquire a majority-ownership interest in a new joint venture company that will provide a wide range of card and merchant processing services. Currently, it is anticipated that the card issuing banks will contribute long-term exclusive processing contracts to the joint venture, and Certegy will contribute consideration of cash and other capital, which may include part or all of its existing Brazilian operations. The Company cannot, at this time, predict the timing or ultimate outcome of this possible joint venture.

During the three and nine months ended September 30, 2005, the Company incurred $7.0 million and $8.3 million, respectively, of investment banking, legal, accounting and other direct costs (“M&A”) related to these transactions. Merger costs of $6.1 million and $6.6 million are included in Corporate expense while $0.9 million and $1.7 million in joint venture costs are included in Card Services for the three months and the nine months ended September 30, 2005, respectively.

M&A costs for the three and nine months ended September 30, 2005 consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005
	Merger	Joint Venture	Merger	Joint Venture
Investment banking fees	$3,614	$60	$3,864	$312
Legal fees	1,833	354	1,915	512
Accounting fees	396	196	560	393
Consulting and other costs	250	307	250	496

	$6,093	$917	$6,589	$1,713

Income Taxes. The effective tax rates of 44.1 percent and 39.9 percent in the three months and nine months ended September 30, 2005, respectively, reflect the impact of not recognizing a tax benefit associated with the M&A costs of $7.0 million and $8.3 million incurred during the three months and the nine months ended September 30, 2005, respectively. A tax benefit for these costs was not recorded because the ultimate tax treatment of these costs cannot be determined with adequate certainty at this time.

Income taxes paid in the nine months ended September 30, 2005 increased in large part due to an increase in estimated income tax payments of approximately $16.5 million related to the gain on the sale of the Company’s merchant acquiring business during 2005. Under SFAS No. 95, “Statement of Cash Flows,” all income tax payments are included in determining net cash flow from operating activities but the cash received from the sale of the Company’s merchant acquiring business, including that portion related to the gain on the sale, must be reported as an investing cash flow.

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

These acquisitions had a combined initial cash purchase price of $46.2 million, net of $24.6 million of cash acquired. During 2004, the Company paid net additional consideration of $0.3 million to the former owners of the businesses acquired resulting from a final determination of net assets acquired. These payments were recorded as adjustments to goodwill. Additionally, the Company received $1.0 million from the former owner of one of the businesses acquired as a reduction in purchase price due to the termination of a customer contract subsequent to the acquisition. This payment was recorded as an adjustment to the value assigned to acquired customer contracts. In the third quarter of 2005, the Company paid $1.0 million related to Crittson as a result of the acquired business achieving specified levels of revenue growth during designated periods subsequent to the acquisition. This payment resulted in an increase in goodwill.

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

During the first nine months of 2005, the Company recorded additional purchase price allocation adjustments. In the first quarter, these adjustments resulted in a net decrease in goodwill of $0.5 million to record a reduction in acquisition liabilities and $0.1 million to adjust other accruals relating to the Crittson acquisition. In the second quarter, adjustments resulted in a net increase in goodwill of $1.9 million and a net decrease in customer contracts of $0.7 million to adjust deferred tax liabilities on assets acquired related to the CariCard acquisition.

In connection with these acquisitions, the Company recorded acquisition liabilities totaling $7.8 million for early termination costs associated with a data processing contract of one of the acquired businesses, severance and relocation costs for employees of the acquired businesses, and professional fees. These costs were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. As of September 30, 2005, $7.3 million of these costs had been paid and charged against the liability. As discussed above, acquisition liabilities were reduced by $0.5 million in the first nine months of 2005 as a result of the finalization of the assumed liability amounts. There are no outstanding liabilities related to these acquisitions as of September 30, 2005.

In connection with the acquisition of Game Financial, the Company may receive a purchase price reduction for a customer if that customer terminates its contract during a designated period subsequent to the acquisition. The maximum amount that could be received by the Company is $4.8 million at September 30, 2005. Any such payment to the Company would result in an adjustment to identifiable intangible assets and goodwill.

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

During the second quarter of 2005, the Company sold a majority of its merchant acquiring business for $57.0 million, which resulted in a gain of $45.4 million, or $27.3 million after-tax ($0.43 per diluted share). Also during the quarter, the Company recorded an $11.2 million, or $6.8 million after-tax ($0.11 per diluted share) write-down of its remaining merchant acquiring portfolio to its estimated net realizable value. In September 2005, Certegy completed the sale of its remaining merchant acquiring portfolio for $3.0 million of cash, which approximated net book value at the date of sale.

The Company’s financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheet at December 31, 2004. There were no assets available for sale or related liabilities at September 30, 2005. The results of operations are treated as income from discontinued operations, net of tax, and separately stated in the consolidated statements of income, below income from continuing operations. The merchant acquiring operations were historically included in the Card Services segment.

The Company plans to continue to operate the institution processing business, which it believes is complementary to its card issuing business.

Additionally, the Company will continue to provide transition services to the acquirer of the portion of the merchant acquiring business sold in the second quarter of 2005. Results from the provision of these services will be treated as discontinued operations. The transition period is not expected to extend beyond one year after the date of the sale.

Summarized financial information for discontinued operations for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$8,402	$27,667	$56,459	$80,196
Operating expenses	7,440	25,564	49,516	73,636

Income before income taxes	962	2,103	6,943	6,560
Provision for income taxes	(360)	(778)	(2,600)	(2,427)

Income from operations	602	1,325	4,343	4,133
Gain on sale of business, net of tax	—	—	27,276	—
Write-down of portfolio, net of tax	—	—	(6,823)	—

Income from discontinued operations, net of tax	$602	$1,325	$24,796	$4,133

The assets held for sale and liabilities related to assets held for sale as of December 31, 2004 are as follows (in thousands):

December 31, 2004
Assets:
Settlement deposits	$1,716
Trade accounts receivable, net	6,424
Settlement receivables	8,774
Other current assets	372
Goodwill, net	4,005
Other intangible assets, net	20,537

Assets held for sale	$41,828

Liabilities:
Accounts payable and other accrued expenses	$1,271
Settlement payables	10,490
Deferred income taxes	5,958

Liabilities related to assets held for sale	$17,719

Summarized cash flow information associated with discontinued operations for the nine months ended September 30, 2005, excluding the cash flows relating to the sale, and 2004 is as follows (in thousands):

	Nine months ended September 30,
	2005	2004
Income from operations	$4,343	$4,133
Deferred income taxes	(165)	4,573
Changes in assets and liabilities:
Accounts receivable, net	1,913	(279)
Current liabilities, excluding settlement and claims payable	(348)	(138)
Other current assets	21	(13)
Other long-term assets	—	2,327

	5,764	10,603

Capital expenditures	—	(156)
Acquisitions (Note 3)	—	(5,800)

	—	(5,956)

Net cash provided by discontinued operations	$5,764	$4,647

The sale of the Company’s merchant acquiring business in 2005 resulted in proceeds of $60.0 million, which are presented in investing activities in the statement of cash flows. Income taxes paid in the first nine months of 2005 on the gain on the sale were approximately $16.5 million, which are included in operating activities in the statement of cash flows. Cash flows from our discontinued operations, excluding the cash flows related to the sale, are shown separately in the statement of cash flows as cash provided by discontinued operations.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding—basic	62,017	62,588	61,904	63,114
Effect of dilutive securities:
Stock options	885	946	874	854
Restricted stock	411	315	411	315

Weighted average shares outstanding—diluted	63,313	63,849	63,189	64,283

Note 6—Other Current Assets

The Company’s other current assets at September 30, 2005 and December 31, 2004 consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Prepaid expenses	$13,218	$13,395
Current deferred income taxes	2,433	3,768
Inventories and supplies	2,326	2,417
Other	3,241	2,656

	$21,218	$22,236

Note 7—Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: building—40 years; leasehold improvements—not to exceed lease terms; data processing equipment—3 to 5 years; and furniture and fixtures—3 to 8 years. Maintenance and repairs are charged to expense as incurred.

Property and equipment at September 30, 2005 and December 31, 2004 consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Land	$1,500	$1,500
Building and improvements	40,763	38,852
Data processing equipment	83,217	72,014
Furniture and other equipment	65,289	60,283

	$190,769	$172,649
Less accumulated depreciation	(124,572)	(111,159)

	$66,197	$61,490

Equipment under capital lease, which is included in data processing equipment above, totaled $7.7 million at September 30, 2005 and $6.2 million at December 31, 2004. Accumulated depreciation related to these assets totaled approximately $2.5 million at September 30, 2005 and $1.3 million at December 31, 2004.

Note 8—Goodwill and Other Intangible Assets

Information related to the Company’s goodwill by segment is as follows (in thousands):

	September 30, 2005	December 31, 2004
Card Services	$203,603	$184,899
Check Services	46,789	48,042

	$250,392	$232,941

The change in the carrying amount of goodwill from December 31, 2004 to September 30, 2005 was the result of adjustments to the purchase price allocation of the Crittson and CariCard acquisitions (Note 3) and currency translation adjustments.

Information related to the Company’s other intangible assets subject to amortization is as follows (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired customer contracts	$26,666	$(8,604)	$27,328	$(5,431)
Other	4,853	(1,478)	4,853	(1,244)

	31,519	(10,082)	32,181	(6,675)

Net book value	$21,437		$25,506

The Company’s other intangible assets primarily consist of acquired customer contracts, data files, and customer lists, which are generally amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense associated with the Company’s acquired intangible assets totaled $1.1 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively, and $3.3 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated amortization expense for the Company’s acquired intangible assets for each of the five succeeding fiscal years is as follows: 2006—$4.5 million; 2007—$4.5 million; 2008—$2.9 million; 2009—$2.9 million; and 2010—$2.9 million.

The change in the carrying amount of other intangible assets from December 31, 2004 to September 30, 2005 was the result of certain adjustments to the purchase price allocation of the CariCard acquisition (Note 3) and currency translation adjustments.

The Company has no intangible assets with indefinite useful lives.

Note 9—Other Assets

Other assets, net at September 30, 2005 and December 31, 2004 consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Cash surrender value of life insurance policies	$15,490	$13,998
Prepaid pension cost	13,100	16,656
SERP intangible asset	4,742	4,742
Deferred income taxes	3,545	4,873
Deferred financing costs, net	1,836	2,596
Other	33,879	27,555

	$72,592	$70,420

Note 10—Other Current Liabilities

The Company’s other current liabilities at September 30, 2005 and December 31, 2004 consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Deferred revenue	$8,941	$8,414
Accrued interest	423	2,810
Other	15,271	17,047

	$24,635	$28,271

Note 11—Long-Term Debt

Long-term debt at September 30, 2005 and December 31, 2004 consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Unsecured notes, 4.75%, due 2008, net of unamortized discount	$199,636	$199,543
Borrowings under revolving credit facility	—	48,600
Notes payable, 4.00% at September 30, 2005 and 2.25% at December 31, 2004, due 2009	22,364	22,364
Capital lease obligations, less current portion	3,864	3,461

	$225,864	$273,968

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

Additionally, the Company adopted the Certegy Inc. Non-Employee Director Stock Option Plan, pursuant to which 200,000 shares of stock were reserved for grant to non-employee directors in the form of stock options.

The following is a summary of the stock option activity during the nine months ended September 30, 2005 (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2004	4,608	$28.34
Granted (at market price)	742	35.44
Exercised	(236)	37.93
Cancelled	(88)	31.65

Balance, September 30, 2005	5,026	$29.43	5.60	$53,225

Exercisable, September 30, 2005	3,533	$27.86	5.31	$42,961

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

	2005		2004
	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Expected volatility	25%	25%	40%	40%
Expected term (in years)	4.96 – 6.97	4.62 –6.66	4.86	4.70
Risk-free interest rate	4.21 – 4.37%	3.70 –3.86%	3.52%	3.75%
Dividend yield	0.50%	0.50%	0.60%	0.60%

No stock options were granted during the third quarters of 2005 and 2004. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2005 and 2004 was $10.75 and $13.84, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 and 2004 was $12.16 and $12.85, respectively. The Company recognizes compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At September 30, 2005, the unamortized compensation cost related to stock option awards totaled $13.3 million, which is expected to be recognized over a weighted-average period of 2.26 years.

The compensation cost and related tax benefit associated with stock options is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock option expense	$1,371	$2,414	$4,415	$8,740
Income tax benefit	(371)	(580)	(1,216)	(2,253)

	$1,000	$1,834	$3,199	$6,487

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

The following is a summary of the restricted stock activity during the nine months ended September 30, 2005 (shares in thousands):

	Shares	Weighted- Average Grant-Date Fair Value
Balance, December 31, 2004	599	$31.31
Granted (at market price)	166	35.50
Vested	(90)	26.10
Cancelled	(7)	31.64

Balance, September 30, 2005	668	$33.05

Weighted average remaining contractual term (years)		2.03

There were no restricted stock awards granted during the third quarter of 2005. The awards granted during the three months ended June 30, 2005 become fully vested in three to four years. The restricted stock awards granted during the three months ended March 31, 2005 become fully vested in one or three years if certain performance criteria are met; otherwise, the awards will vest at the end of two or five years. At September 30, 2005, the unamortized compensation cost related to restricted stock awards totaled $11.0 million, which is expected to be recognized over a weighted-average period of 2.03 years.

The compensation cost and related tax benefit associated with restricted stock awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Compensation expense	$1,412	$1,187	$4,345	$3,701
Income tax benefit	(549)	(462)	(1,689)	(1,439)

	$863	$725	$2,656	$2,262

Restricted Stock Units. Restricted stock units are awarded to the Company’s Board of Directors. The restricted stock units vest one year from the grant date at which time one share of common stock will be issued for each stock unit unless the Board member elects to defer delivery of the stock. Compensation expense is recognized on a straight-line basis over the vesting period based on the quoted fair market value of the Company’s stock on the date of grant.

In July 2004, 13,475 units were awarded with a weighted-average grant-date fair value of $37.80 per unit. The units were fully amortized in the second quarter of 2005, at which time 1,935 shares were issued and the remaining vested units were deferred. In May 2005, 12,997 units were awarded with a weighted-average grant-date fair value of $37.70 per unit. As of September 30, 2005, the unamortized compensation cost related to restricted stock units totaled $306 thousand, which will be recognized over the remaining vesting period.

The compensation cost and related tax benefit associated with restricted stock units awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Compensation expense	$124	$127	$440	$127
Income tax benefit	(48)	(49)	(171)	(49)

	$76	$78	$269	$78

Treasury Stock. In May 2004, the Board of Directors of the Company approved a $100 million share repurchase program, which replaced the prior program. As of September 30, 2005, the Company had $43.3 million remaining under this program for future share repurchases. When available, the Company uses treasury shares for employee stock option exercises and restricted stock awards. During the first nine months of 2005, the Company made no share repurchases and reissued approximately 328 thousand treasury shares in connection with employee stock option exercises and the vesting of restricted stock and restricted stock units.

Dividends. In February 2005, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.1 million, which was paid on April 15, 2005 to shareholders of record as of the close of business on April 1, 2005. In May 2005, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.1 million, which was paid on July 15, 2005 to shareholders of record as of the close of business on July 1, 2005. In August 2005, the Company’s Board of Directors approved a quarterly common stock dividend of $0.05 per share, or $3.2 million, which was paid on October 15, 2005 to shareholders of record as of the close of business on October 1, 2005. In connection with the proposed merger discussed in Note 2, the Company will pay a $3.75 per share special cash dividend, estimated at $235 million in total, to its shareholders prior to closing of the merger.

Comprehensive Income. The components of comprehensive income for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$23,269	$27,266	$94,009	$68,208
Change in cumulative foreign currency translation adjustment	7,146	8,071	14,299	(1,225)
Change in cumulative loss from cash flow hedging activities	156	(139)	257	107

Comprehensive income	$30,571	$35,198	$108,565	$67,090

Accumulated other comprehensive loss at September 30, 2005 and December 31, 2004 consists of the following components (in thousands):

	September 30, 2005	December 31, 2004
Cumulative foreign currency translation adjustment	$(44,346)	$(58,645)
Cumulative loss from cash flow hedging activities	(292)	(549)

Accumulated other comprehensive loss	$(44,638)	$(59,194)

Effect of Adoption of SFAS 123(R) Adoption. The effect of the adoption of SFAS 123(R) on the consolidated statements of income is as follows (in thousands, except for per share data):

	Three Months Ended			Nine Months Ended
	September 30, 2005
	Without SFAS 123(R)	SFAS 123(R) impact	With SFAS 123(R)	Without SFAS 123(R)	SFAS 123(R) impact	With SFAS 123(R)
Income from continuing operations before income taxes	$41,938	$(1,371)	$40,567	$119,597	$(4,415)	$115,182
Provision for income taxes	(18,271)	371	(17,900)	(47,185)	1,216	(45,969)
Income from continuing operations	23,667	(1,000)	22,667	72,412	(3,199)	69,213
Net income	24,269	(1,000)	23,269	97,208	(3,199)	94,009
Basic earnings per share	$0.40	$(0.02)	$0.38	$1.57	$(0.05)	$1.52
Diluted earnings per share	$0.39	$(0.02)	$0.37	$1.55	$(0.06)	$1.49
Net cash provided by operating activities				$94,462	$(165)	$94,297
Net cash used in financing activities				$(52,921)	$165	$(52,756)

	Three Months Ended			Nine Months Ended
	September 30, 2004
	Without SFAS 123(R)	SFAS 123(R) impact	With SFAS 123(R)	Without SFAS 123(R)	SFAS 123(R) impact	With SFAS 123(R)
Income from continuing operations before income taxes	$44,088	$(2,414)	$41,674	$112,003	$(8,740)	$103,263
Provision for income taxes	(16,313)	580	(15,733)	(41,441)	2,253	(39,188)
Income from continuing operations	27,775	(1,834)	25,941	70,562	(6,487)	64,075
Net income	29,100	(1,834)	27,266	74,695	(6,487)	68,208
Basic earnings per share	$0.46	$(0.03)	$0.44	$1.18	$(0.10)	$1.08
Diluted earnings per share	$0.46	$(0.03)	$0.43	$1.16	$(0.10)	$1.06
Net cash provided by operating activities				$116,974	$(124)	$116,850
Net cash used in financing activities				$(27,806)	$124	$(27,682)

Note 13—Employee Benefits

Net periodic benefit cost for the Company’s retirement, supplemental retirement (“SERP”), and postretirement benefit plans includes the following components for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Retirement Plans		Postretirement Benefit Plan		Retirement Plans		Postretirement Benefit Plan
	Three months ended September 30,				Nine months ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1,136	$1,008	$61	$51	$3,411	$2,814	$189	$162
Interest cost	920	859	$38	30	$2,766	2,439	115	92
Expected return on plan assets	(1,135)	(1,103)	—	—	$(3,405)	(3,319)	—	—
Recognized actuarial loss	416	281	—	—	1,241	499	—	—
Amortization of net (gain) or loss	—	—	(2)	(32)	—	—	(4)	(96)
Amortization of prior service cost (benefit)	128	128	(21)	(13)	384	384	(63)	(43)

Net periodic benefit cost	$1,465	$1,173	$76	$36	$4,397	$2,817	$237	$115

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP 106-1. FSP 106-2, which became effective in the third quarter of 2004, provides guidance on accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. To qualify for the subsidy, plan sponsors of Medicare-eligible retirees must provide prescription drug benefits which are at least as valuable as the benefits that those retirees would be entitled to under Medicare Part D. The Company maintains a postretirement benefit plan which provides a prescription drug benefit. For 2006 (the first year for which the subsidy is available), the Company has decided not to apply for, and will not receive, the subsidy. Although an official actuarial determination has not been made, the Company’s post-retirement prescription drug benefits are not expected to qualify for the subsidy in future years. Thus, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost amounts do not reflect any amount associated with the potential subsidy.

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

Possible Joint Venture Formation in Brazil. Our Brazilian card operations had net assets of approximately $129.2 million at September 30, 2005, which includes a net equity reduction of $65.2 million as a result of cumulative foreign currency translation. These operations are included in our international card reporting unit for purposes of goodwill impairment testing pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to the requirements of SFAS 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our Brazilian assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at September 30, 2005 and December 31, 2004; however, if we are unable to achieve our business plan and improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this could have an impact on our opinion regarding these valuations, which could lead to an impairment charge against net income.

As discussed in Note 2, during the third quarter of 2005, Certegy was selected to exclusively negotiate with two of the largest card issuing banks in Brazil to establish and acquire a majority-ownership interest in a new joint venture company that will provide a wide range of card and merchant processing services. Currently, it is anticipated that the card issuing banks will contribute long-term exclusive processing contracts to the joint venture, and Certegy will contribute consideration of cash and other capital, which may include part or all of its existing Brazilian operations. Although the Company believes that this joint venture could significantly improve the revenue growth and profitability of its international card operations, the contribution of part or all of its existing Brazilian operations would be a change to the Company’s current business plan and could result in a non-cash charge against net income in accordance with Emerging Issues Task Force Issue No. 90-13, “Accounting for Simultaneous Common Control Mergers.” The Company cannot, at this time, predict the timing or ultimate outcome of this possible joint venture or the amount of any charge against net income, which could be material.

Note 15—Segment Information

Segment information for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands) (intersegment sales and transfers, which are not material, have been eliminated):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Card Services	$166,536	$149,542	$484,592	$433,124
Check Services	116,238	113,118	336,663	324,540

	$282,774	$262,660	$821,255	$757,664

Operating income:
Card Services	$36,688	$35,767	$102,987	$97,348
Check Services	18,378	14,987	48,826	34,670

	55,066	50,754	151,813	132,018
General corporate expense	(12,048)	(6,115)	(28,366)	(19,966)

	$43,018	$44,639	$123,447	$112,052

Total assets by segment at September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
Card Services	$556,190	$533,304
Check Services	272,906	292,936
Corporate	104,998	54,141
Discontinued Operations (Note 4)	—	41,828

	$934,094	$922,209

The increase in Corporate assets from December 31, 2004 to September 30, 2005 is primarily attributable to the increase in cash for the proceeds from the sale of the Company’s merchant acquiring business in the second and third quarters of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the three months and the nine months ended September 30, 2005 and 2004, including the notes to those statements, included elsewhere in this report. We also recommend that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004. Additionally, readers should refer to our current report on Form 8-K filed on October 12, 2005, restating our historical financial statements at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 to reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

Throughout this management’s discussion and analysis, we refer to certain financial amounts both on a before- and after-tax basis. Management believes it is helpful to include the after-tax effect of certain financial charges to allow investors and management to evaluate their impact on net income and diluted earnings per share.

Overview

We provide credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services. Card Services provides card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, the Caribbean, and Canada. Additionally, Card Services provides merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provides check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.

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

Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related products. We continue to launch new products aimed at serving this demand. In recent years, we have introduced a variety of stored-value type cards, Internet banking, and electronic bill presentment/payment products, as well as a number of card enhancement and loyalty/reward programs. The common theme among these offerings continues to be convenience and security for the consumer coupled with value to the financial institution.

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

Annually, we experience a decline in base volumes related to factors that include customer attrition, which in recent years has been largely isolated to our regional small customer base. Our base volumes are also impacted by the migration of consumers to other payment means and the retail sales activity of our customers, which can be affected by general economic conditions and other factors that may relate to certain retailers. We believe that many consumers who rely on checks as a means of retail payment may be more heavily impacted by certain economic factors than the consuming population as a whole. We are unable to accurately quantify the specific impact of each of these individual factors on the annual decline in base volumes. Typically, the addition of new customers offsets the decline in base volumes. However, during the first six months of 2005, while verification volumes showed a net increase, we experienced a net decline in guarantee volumes as the mix of new customers has been more focused in our verification products. Over time, we expect to experience a continuing trend of customers using verification products to migrate over to guarantee products. During the third quarter of 2005, we experienced a net increase in verification and guarantee volumes.

Key Performance Indicators. Management uses various key indicators to manage its business, including revenue and operating income growth, operating margin, earnings per share growth, number of cards and accounts on file, and volumes processed.

Comparability of Financial Results. Certain of the recent developments described in the next section affected the comparability of our financial results for the three months and the nine months ended September 30, 2005 and 2004.

Recent Developments

Proposed Merger with Fidelity National Information Services, Inc. On September 14, 2005, Certegy entered into a definitive merger agreement with Fidelity National Financial, Inc. (“FNF”) under which Fidelity National Information Services, Inc. (“FIS”), a privately held company 75% owned by FNF, and Certegy will combine operations to form a single publicly traded company. FIS is a leading provider of core financial institution processing, mortgage loan processing, and related information products and outsourcing services to financial institutions, mortgage lenders, and real estate professionals.

Under the terms of the merger agreement, FIS will be merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all the outstanding stock of FIS will be converted into Certegy common stock. Thus after the merger a subsidiary of Certegy will have acquired FIS and the former stockholders of FIS (including FNF) will own approximately 67.1% of Certegy common stock (with FNF owning 50.3%). Certegy’s pre-merger shareholders will own approximately 32.9% of the common stock of Certegy after the merger. As part of the transaction, Certegy will declare a $3.75 per share special cash dividend payable to Certegy’s pre-merger shareholders. At the time of the merger, Certegy will change its name to Fidelity National Information Services, Inc. and its common stock will trade on the New York Stock Exchange under the trading symbol “FIS”.

In addition to customary closing conditions, the merger is subject to Certegy shareholders approving the merger (including the issuance of shares of Certegy common stock to FIS stockholders) and amendments to Certegy’s articles of incorporation increasing the number of its authorized shares of stock and changing its name to Fidelity National Information Services, Inc., effective upon closing.

A preliminary proxy statement relating to the merger was filed with the Securities and Exchange Commission on October 12, 2005.

Possible Joint Venture Formation in Brazil. During the third quarter of 2005, Certegy was selected to exclusively negotiate with two of the largest card issuing banks in Brazil to establish and acquire a majority-ownership interest in a new joint venture company that will provide a wide range of card and merchant processing services. Currently, it is anticipated that the card issuing banks will contribute long-term exclusive processing contracts to the joint venture, and we will contribute consideration of cash and other capital, which may include part or all of our existing Brazilian operations. Although we believe that this joint venture could significantly improve the revenue growth and profitability of our international card operations, the contribution of part or all of our existing Brazilian operations would be a change to our current business plan and could result in a non-cash charge against net income in accordance with Emerging Issues Task Force Issue No. 90-13, “Accounting for Simultaneous Common Control Mergers.” We cannot, at this time, predict the timing or ultimate outcome of this possible joint venture or the amount of any charge against net income, which could be material.

Adoption of SFAS 123(R). Prior to January 1, 2005, we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”).” No stock-based employee compensation cost was recognized in the statement of income for periods prior to January 1, 2005, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2005, we adopted the fair value recognition provisions of SFAS 123 (R) using the modified retrospective transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for all prior periods presented have been restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. Additionally, prior to January 1, 2005, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires that such tax benefits be classified as financing cash flows.

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

No stock options were granted during the third quarters of 2005 or 2004. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2005 and 2004 was $10.75 and $13.84, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 and 2004 was $12.16 and $12.85, respectively. We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At September 30, 2005, the unamortized compensation cost related to stock option awards totaled $13.3 million, which is expected to be recognized over a weighted-average period of 2.26 years.

The adoption of SFAS 123(R) reduced the third quarter of 2005 and 2004 diluted earnings per share by $0.02 and $0.03, respectively, and the first nine months of 2005 and 2004 diluted earnings per share by $0.06 and $0.10, respectively. We expect the full year 2005 impact to diluted earnings per share to be approximately $0.08 compared to $0.13 per share in 2004. Compensation cost recognized in any period is impacted by the number of stock options granted and the vesting period (which generally varies between three and four years), as well as the underlying assumptions used in estimating the fair value on the date of grant.

We also issue restricted stock awards to employees and restricted stock units to non-employee directors under certain of our compensation plans. The adoption of SFAS 123(R) did not have a material effect on our accounting treatment of restricted stock awards and restricted stock units. Refer to Note 12 in the consolidated financial statements for further information. The unamortized compensation cost related to restricted stock awards at September 30, 2005 is $11.0 million, which is expected to be recognized over a weighted-average period of 2.03 years.

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

During the second quarter of 2005, we completed the sale of a majority of our merchant acquiring business for $57.0 million. We recognized an after-tax gain of $27.3 million ($0.43 per diluted share) on the sale. Also during the second quarter, we recorded a $6.8 million after-tax write-down ($0.11 per diluted share) of our remaining merchant acquiring portfolio to its estimated net realizable value. In the third quarter of 2005, we completed the sale of our remaining discontinued merchant acquiring portfolio for $3.0 million of cash, which approximated net book value at the date of the sale. Income from discontinued operations was $0.6 million in the third quarter of 2005 and $1.3 million in the third quarter of 2004 and $4.3 million in the first nine months of 2005, excluding the gain on sale and write-down, and $4.1 million in the first nine months of 2004. A portion of the proceeds from the sale of this business was used in the third quarter of 2005 to pay certain taxes due on the gain on the sale, while the remaining cash will be held to fund additional taxes due on the gain on the sale, merger costs, and a portion of the special $3.75 per share dividend to be declared and paid in connection with the merger.

Our financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheets in periods prior to the sale. The results of operations are treated as income from discontinued operations, net of tax, and separately stated in the consolidated statements of income, below income from continuing operations. The merchant acquiring operations were historically included in the Card Services segment. Refer to Note 4 in the consolidated financial statements for further information.

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

Share Repurchase Authority. In May 2004, the Board of Directors approved a $100 million share repurchase program, which replaced the prior program. As of September 30, 2005, we had approximately $43.3 million remaining authority for share repurchases.

Components of Income Statement

Card Services generates revenues from charges based on transaction volumes, accounts or cards processed, and fees for various services and products, while Check Services generates revenues from charges based on transaction volumes, face value of checks guaranteed, and fees for various check services and products. Revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. Costs of services consist primarily of the costs of transaction processing systems; personnel costs to develop and maintain applications, operate computer networks, and provide customer support; losses from check guarantee services; interchange (processing fees paid to credit card associations) and other fees related to merchant processing; depreciation and occupancy costs associated with the facilities where these functions are performed; and reimbursed out-of-pocket expenses. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to sales, non-revenue customer support functions, and administrative employees and management. Merger and acquisition (“M&A”) costs consist of investment banking, legal, accounting, and other direct costs related to the pending merger with FIS and the possible formation and acquisition of a majority ownership in a card and merchant processing joint venture in Brazil, which is currently under exclusive negotiation with two leading Brazilian banks.

As mentioned previously, our merchant processing operations consist of two businesses, merchant acquiring and institution processing. In our merchant acquiring business, where we are a direct party to contracts with merchants, revenues collected for services are based primarily on a discount rate, which considers the cost of interchange fees. In our institution processing business, where our relationship is with the financial institution that contracts directly with the merchant, we collect the interchange fees in addition to transaction fees. In both instances, we are responsible for collecting the interchange fees after settling with the credit card associations and thus, interchange fees are recorded as a component of revenues and costs of services in the consolidated statements of income. Interchange fees reflected in the consolidated statements of income for the three months and the nine months ended September 30, 2005 and 2004 from continuing operations (institution processing) were $23.5 million and $66.0 million, respectively, in 2005, and $18.0 million and $51.0 million, respectively, in 2004.

Highlights of the Third Quarter 2005 Consolidated Financial Results

Highlights of the 2005 third quarter consolidated financial results, including M&A costs, as compared to the 2004 third quarter (restated for the adoption of SFAS 123(R)), are as follows:

•	Revenues grew 7.7 percent to $282.8 million.

•	Operating income, which includes $7.0 million of M&A costs, decreased 3.6 percent to $43.0 million.

•	Interest expense of $3.1 million was comparable to the prior year quarter.

•	Income from continuing operations, which includes $7.0 million of M&A costs, decreased 12.6 percent to $22.7 million.

•	Diluted earnings per share from continuing operations, which includes $0.11 of M&A costs, decreased 12.2 percent to $0.36.

•	Income from discontinued operations totaled $0.6 million ($0.01 per diluted share), compared to $1.3 million ($0.02 per diluted share) in the prior year period.

In the third quarter of 2005, capital expenditures totaled $14.8 million.

Consolidated Results of Operations

The following table summarizes our consolidated results for the three months and the nine months ended September 30, 2005 and 2004, restated for the adoption of SFAS 123(R) (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$282.8	$262.7	$821.3	$757.7
Operating expenses (1)	$239.8	$218.0	$697.8	$645.6
Operating income	$43.0	$44.6	$123.4	$112.1
Other income, net	$0.7	$0.3	$1.4	$0.6
Interest expense	$(3.1)	$(3.3)	$(9.7)	$(9.4)
Income from continuing operations, net of tax	$22.7	$25.9	$69.2	$64.1
Income from discontinued operations, net of tax	$0.6	$1.3	$24.8	$4.1
Net income	$23.3	$27.3	$94.0	$68.2
Diluted earnings per share:
Income from continuing operations	$0.36	$0.41	$1.10	$1.00
Income from discontinued operations	$0.01	$0.02	$0.39	$0.06
Net income	$0.37	$0.43	$1.49	$1.06

(1)	Operating expenses in the three months and nine months ended September 30, 2005 include $7.0 million and $8.3 million of M&A costs, respectively.

Consolidated Revenues

Third Quarter 2005 compared with Third Quarter 2004

Consolidated revenues in the third quarter of 2005 of $282.8 million increased $20.1 million, or 7.7 percent, over the third quarter of 2004. Card Services revenues grew $17.0 million, or 11.4 percent, while Check Services experienced revenue growth of $3.1 million, or 2.8 percent.

Overall, our revenue growth was driven by strong growth in our North American card issuing and cash access operations, as well as favorable currency rates. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $2.2 million in the third quarter of 2005.

First Nine Months 2005 compared with First Nine Months 2004

Consolidated revenues in the first nine months of 2005 of $821.3 million increased $63.6 million, or 8.4 percent, over the first nine months of 2004. Card Services revenues increased $51.5 million, or 11.9 percent, while Check Services experienced revenue growth of $12.1 million, or 3.7 percent.

Overall, our revenue growth was driven by strong growth in our North American and international card issuing and cash access operations, incremental revenue from prior year acquisitions, and favorable currency rates. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $6.4 million in the first nine months of 2005.

Consolidated Operating Expenses

Third Quarter 2005 compared with Third Quarter 2004

Consolidated operating expenses in the third quarter of 2005 of $239.8 million increased $21.7 million, or 10.0 percent, over the third quarter of 2004. Operating expenses for Card Services increased $16.1 million, or 14.1 percent, while Check Services operating expenses decreased $0.3 million, or 0.3 percent. Corporate expenses of $12.0 million increased $5.9 million above the third quarter of 2004. Consolidated operating expenses in 2005 include $7.0 million of M&A costs. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating expenses by $2.7 million in the third quarter of 2005.

Costs of services in the third quarter of 2005 of $202.0 million increased $15.5 million, or 8.3 percent, over the third quarter of 2004. Card Services experienced a $15.2 million, or 14.8 percent, increase in costs of services primarily driven by a $5.5 million increase in card merchant processing interchange fees (costs of services included $23.5 million and $18.0 million of interchange fees in 2005 and 2004, respectively), a $3.5 million increase in reimbursable expenses, direct costs of revenue growth in our domestic and international operations, and currency exchange. Costs of services in Check Services increased $0.3 million, or 0.3 percent, driven primarily by increased costs of services attributable to revenue growth in our cash access business, which was partially offset by a reduction in check guarantee net losses attributable to enhanced fraud modeling and increased collection rates.

Selling, general, and administrative (“SG&A”) expenses in the third quarter of 2005 of $30.7 million decreased $0.8 million, or 2.4 percent, over the third quarter of 2004. Card Services SG&A expense of $11.0 million was comparable to the prior year quarter. SG&A costs in Check Services decreased $0.5 million, or 3.8 percent, primarily driven by lower labor-related costs, including stock option expense. Corporate SG&A expense decreased $0.2 million, primarily resulting from lower stock compensation expense and favorable annual insurance premium renewals, effective July 1, 2005.

During the third quarter of 2005, we incurred $7.0 million of investment banking, legal, accounting and other direct costs related to the pending merger with FIS and the possible formation and acquisition of a majority ownership in a card and merchant processing joint venture in Brazil, which is currently under exclusive negotiation with two leading Brazilian banks. Merger costs of $6.1 million are included in Corporate expense while the $0.9 million in joint venture costs are included in Card Services. M&A costs for the three months ended September 30, 2005 consist of the following (in thousands):

	Merger	Joint Venture
Investment banking fees	$3,614	$60
Legal fees	1,833	354
Accounting fees	396	196
Consulting and other costs	250	307

	$6,093	$917

First Nine Months 2005 compared with First Nine Months 2004

Consolidated operating expenses in the first nine months of 2005 of $697.8 million increased $52.2 million, or 8.1 percent, over the first nine months of 2004. Operating expenses for Card Services increased $45.8 million, or 13.6 percent, while Check Services decreased $2.0 million, or 0.7 percent. Corporate expenses of $28.4 million increased $8.4 million above the first nine months of 2004. Consolidated operating expenses in 2005 include $8.3 million of M&A costs. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating expenses by $7.3 million in the first nine months of 2005.

Costs of services in the first nine months of 2005 of $588.8 million increased $40.5 million, or 7.4 percent, over the first nine months of 2004. Card Services experienced a $43.7 million, or 14.5 percent, increase in costs of services primarily driven by a $15.0 million increase in card merchant processing interchange fees (costs of services included $65.9 million and $50.9 million of interchange fees in 2005 and 2004, respectively), an $8.4 million increase in reimbursable expenses, incremental expenses from the prior year acquisitions of Crittson and CariCard, direct costs of revenue growth in our domestic and international operations, and currency exchange. Costs of services in Check Services decreased $3.2 million, or 1.3 percent, driven by a reduction in check guarantee net losses attributable to lower guarantee volumes, enhanced fraud modeling, and increased collection rates, which more than offset increased costs of services attributable to the acquisition of Game Financial in March 2004 and revenue growth in our cash access business, and currency exchange.

Selling, general, and administrative expenses in the first nine months of 2005 of $100.8 million increased $3.4 million, or 3.5 percent, over the first nine months of 2004. Card Services experienced a $0.4 million, or 1.3 percent, increase in SG&A costs due to the prior year acquisitions of Crittson and CariCard, and currency exchange. SG&A costs in Check Services increased $1.2 million, or 2.7 percent, primarily driven by the prior year Game Financial acquisition, increased selling costs, and currency exchange. Corporate SG&A expense increased $1.8 million, primarily resulting from higher audit fees and employee-related costs, which was partially offset by lower stock option expense and insurance premiums.

During 2005, we incurred $8.3 million of investment banking, legal, accounting and other direct costs related to the pending merger with FIS and the possible formation and acquisition of a majority ownership in a card and merchant processing joint venture in Brazil, which is currently under exclusive negotiation with two leading Brazilian banks. Merger costs of $6.6 million are included in Corporate expense while the $1.7 million in joint venture costs are included in Card Services. M&A costs for the nine months ended September 30, 2005 consist of the following (in thousands):

	Merger	Joint Venture
Investment banking fees	$3,864	$312
Legal fees	1,915	512
Accounting fees	560	393
Consulting and other costs	250	496

	$6,589	$1,713

Consolidated Operating Income

Third Quarter 2005 compared with Third Quarter 2004

Consolidated operating income in the third quarter of 2005 of $43.0 million decreased $1.6 million, or 3.6 percent, over the third quarter of 2004. Card Services operating income increased $0.9 million, or 2.6 percent, while Check Services operating income increased $3.4 million, or 22.6 percent. General corporate expense increased $5.9 million, or 97.0 percent, over the third quarter of 2004. Our consolidated operating margin was 15.2 percent in the third quarter of 2005 compared to 17.0 percent in the third quarter of 2004. Operating income in the third quarter of 2005 includes $7.0 million of M&A costs.

The operating income decline experienced in the third quarter of 2005 was driven by the $7.0 million in M&A costs, which more than offset the improved profitability in our Check Services segment, primarily attributable to lower check guarantee net losses, as well as growth in our North American card issuing operations.

First Nine Months 2005 compared with First Nine Months 2004

Consolidated operating income in the first nine months of 2005 increased $11.4 million, or 10.2 percent, over the nine months of 2004. Card Services operating income increased $5.6 million, or 5.8 percent, while Check Services operating income increased $14.2 million, or 40.8 percent. General corporate expense increased $8.4 million, over the first nine months of 2004. Our consolidated operating margin grew from 14.8 percent in 2004 to 15.0 percent in 2005. Operating income in 2005 includes $8.3 million of M&A costs.

The operating income growth experienced in the first nine months of 2005 was driven by improved profitability in our Check Services segment, primarily attributable to lower check guarantee net losses, prior year acquisitions, and growth in our global card issuing operations. This growth was partially offset by the $8.3 million in M&A costs recorded in the first nine months of 2005.

Consolidated Other Income, Net

Consolidated other income, net, which principally consists of interest income and net foreign currency exchange gain, of $0.7 million in the third quarter of 2005 was above the prior year quarter other income, net of $0.3 million, driven by higher cash balances and interest rates.

Consolidated other income, net, of $1.4 million in the first nine months of 2005 was above the prior year period other income, net of $0.6 million, also driven by higher cash balances and interest rates.

Consolidated Interest Expense

Interest expense during the third quarter of 2005 of $3.1 million was comparable to the prior year quarter. Interest expense during the first nine months of 2005 of $9.7 million increased by $0.3 million compared to the first nine months of 2004, due to higher average interest rates on revolving credit borrowings. All revolving credit borrowings were repaid during the second quarter of 2005.

Effective Tax Rate

The effective tax rates for continuing operations of 44.1 percent and 39.9 percent in the three months and the nine months ended September 30, 2005, respectively, reflect the impact of not recognizing a tax benefit associated with the M&A costs of $7.0 million and $8.3 million incurred during the three months and the nine months ended September 30, 2005, respectively. A tax benefit for these costs was not recorded because the ultimate tax treatment of these costs cannot be determined with adequate certainty at this time.

Our effective tax rates for continuing operations were 37.8 percent and 37.9 percent in the three months and the nine months ended September 30, 2004, respectively. Our lower effective rates in 2005, when excluding the impact of the non-recognition of tax benefits on the M&A costs, were driven by the implementation of certain international and state tax planning strategies and the impact of expensing stock options in accordance with SFAS 123(R), which is attributable to there being more deductible stock compensation expense in conjunction with higher operating income in the current year as compared to the prior year.

Consolidated Net Income and Earnings per Share

Third Quarter 2005 compared with Third Quarter 2004

Income from continuing operations of $22.7 million in the third quarter of 2005 decreased $3.3 million, or 12.6 percent, while diluted earnings per share from continuing operations of $0.36 decreased $0.05, or 12.2 percent. Income from continuing operations in the third quarter includes $7.0 million of M&A costs. Income from discontinued operations in the third quarter of 2005 declined $0.7 million to $0.6 million as a result of the sale of the remainder of the merchant acquiring business during the third quarter of 2005. We continue to generate income from discontinued operations as we are providing transition services to the acquirer of certain of our merchant portfolios in the second quarter of 2005 which we expect will continue for a period of up to one year after the sale.

The repurchase of 0.3 million shares of common stock subsequent to the third quarter of 2004 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding in the third quarter of 2005 by approximately 0.2 million shares.

First Nine Months 2005 compared with First Nine Months 2004

Income from continuing operations of $69.2 million in the first nine months of 2005 increased $5.1 million, or 8.0 percent, while diluted earnings per share from continuing operations of $1.10 increased $0.10, or 10.0 percent. Income from discontinued operations in the first nine months of 2005 of $24.8 million includes an after-tax gain of $27.3 million ($0.43 per diluted share) on the sale of a majority of our merchant acquiring business, a $6.8 million ($0.11 per diluted share) after-tax write-down of our remaining merchant acquiring portfolio, and $4.3 million ($0.07 per diluted share) of income from discontinued operations. The discontinued operations results in the first nine months of 2005 benefited from $1.4 million of reduced after-tax amortization expense, in accordance with the requirements of SFAS 144, which requires amortization of long-lived assets to cease upon classification as held for sale. We continue to generate income from discontinued operations as we are providing transition services to the acquirer of certain of our merchant portfolios in the second quarter of 2005 which we expect will continue for a period of up to one year after the sale.

The repurchase of 0.3 million shares of common stock subsequent to the first nine months of 2004 had a favorable impact on earnings per share compared to the prior year by reducing our weighted average shares outstanding in the first nine months of 2005 by approximately 0.3 million shares.

Segment Results

The following table summarizes our segment results for the three months and the nine months ended September 30, 2005 and 2004 (restated for the adoption of SFAS No. 123(R)) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Card Services	$166.5	$149.5	$484.6	$433.1
Check Services	116.2	113.1	336.7	324.5

	$282.8	$262.7	$821.3	$757.7

Operating income:
Card Services	$36.7	$35.8	$103.0	$97.3
Check Services	18.4	15.0	48.8	34.7

	55.1	50.8	151.8	132.0
General corporate expense	(12.0)	(6.1)	(28.4)	(20.0)

	$43.0	$44.6	$123.4	$112.1

Card Services

Third Quarter 2005 compared with Third Quarter 2004

Card Services revenues of $166.5 million in the third quarter of 2005 increased $17.0 million, or 11.4 percent, above the third quarter of 2004, attributable to growth in both our North American and international businesses, incremental revenue from our prior year acquisition of CariCard, and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $2.5 million in the third quarter of 2005. At September 30, 2005, we were processing 52.4 million cards compared to 47.6 million cards at September 30, 2004.

Our North American card business, which includes our continuing merchant processing services, generated revenues of $135.4 million, a $13.4 million, or 10.9 percent, increase over the prior year quarter, driven by growth in card processing services, e-payments (Internet banking and electronic bill payment), and institution merchant processing. North American card transactions increased 5.2%, driven by 5.1% growth in the number of cards processed. Higher adoption of loyalty programs resulted in double-digit growth in card enhancement revenue, while Internet banking subscribers and electronic bill payment users increased over the prior year period. Institution merchant processing volumes increased 20.8%, driven by 14.0% growth in transactions.

Our international card business, which includes our software maintenance and support services, generated revenues of $31.1 million, a $3.6 million, or 13.2 percent, increase over the prior year quarter. Growth in our Asia-Pacific and Brazilian operations was driven by strong new card issuance and new product launches. We added over 0.9 million cards during the quarter. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $2.5 million in the third quarter of 2005, which partially offset lower revenue in the U.K. largely due to the bankruptcy of a full-service customer in 2005.

Card Services operating income of $36.7 million in the third quarter of 2005 increased $0.9 million, or 2.6 percent, above the third quarter of 2004. Card Services operating margin of 22.0 percent in the third quarter of 2005 decreased by 190 basis points compared to an operating margin of 23.9 percent in the prior year quarter, primarily driven by $0.9 million of M&A costs in connection with the ongoing exclusive negotiation with two leading Brazilian banks regarding the possible formation and acquisition of a majority ownership in a card and merchant processing joint venture and product mix shift driven by the strongest revenue growth coming from products and services with margins lower than the overall Card Services average margin.

First Nine Months 2005 compared with First Nine Months 2004

Card Services revenues of $484.6 million in the first nine months of 2005 increased $51.5 million, or 11.9 percent, above the first nine months of 2004, attributable to growth in both our North American and international businesses, incremental revenue from our prior year acquisitions of Crittson and CariCard, and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $5.7 million in the first nine months of 2005. At September 30, 2005, we were processing 52.4 million cards compared to 47.6 million cards at September 30, 2004.

Our North American card business, which includes our continuing merchant processing services, generated revenues of $394.7 million, a $36.1 million, or 10.1 percent, increase over the prior year. This growth was fueled by increased debit transactions, new customer signings, and growth in e-payments, card loyalty programs, and institution merchant processing, as well as the prior year acquisition of Crittson.

Our international card business, which includes our software maintenance and support services, generated revenues of $89.9 million, a $15.4 million, or 20.7 percent, increase over the prior year. This growth was driven by new customers, expanding card programs of existing customers, particularly in Asia-Pacific and Brazil, higher software maintenance and support, the prior year acquisition of CariCard in the Caribbean, and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $5.7 million in the first nine months of 2005.

Card Services operating income of $103.0 million in the first nine months of 2005 increased $5.6 million, or 5.8 percent, above the first nine months of 2004. Card Services operating margin of 21.3 percent in the first nine months of 2005 decreased by 120 basis points compared to an operating margin of 22.5 percent in the prior year, primarily driven by $1.7 million in M&A costs related to the possible joint venture in Brazil and higher revenue growth in our lower-margin products, for example institution merchant processing.

Check Services

Third Quarter 2005 compared with Third Quarter 2004

Check Services revenues of $116.2 million in the third quarter of 2005 increased $3.1 million, or 2.8 percent, over the third quarter of 2004, primarily driven by growth in our cash access business, attributable to increased volumes and new customer signings in our Game Financial business and the continued roll-out of our payroll check-cashing services to grocers and other retailers. The weakening of certain foreign currencies against the U.S. dollar decreased our U.S. dollar revenues by approximately $0.3 million in the third quarter of 2005. The face amount of checks we authorized totaled $13.1 billion in the third quarter of 2005 as compared to $9.6 billion in the prior year quarter, with a $3.2 billion increase in verification volumes and a $0.3 billion increase in guarantee volumes.

North American check revenues of $97.6 million increased $2.4 million, or 2.6 percent, over the third quarter of 2004. Growth in our cash access business, as well as growth from new customers and third-party collections, was partially offset by reduced revenue in our domestic point-of-sale business, as the increase in guarantee volumes was offset by a reduction in the average billing rate attributable to lower-risk verticals that are priced based on risk, such as the grocery industry. Cash access transactions and check volumes were negatively impacted by the Gulf Coast storms and the resulting impact of the rising energy prices on retail spending. The face amount of checks we authorized in the U.S. totaled $12.3 billion in the third quarter of 2005 as compared to $8.7 billion in the prior year quarter, with a $3.2 billion increase in verification volumes and a $0.3 billion increase in guarantee volumes.

International check revenues of $18.6 million increased $0.7 million, or 3.9 percent, compared to the third quarter of 2004. The third quarter international growth is largely attributable to our deferred debit program in Australia and new customer signings. Our growth rate was impacted by softer retail sales in the U.K. and France, which is driving slightly lower guarantee volumes in the current year in both countries. The weakening of certain foreign currencies against the U.S. dollar decreased our U.S. dollar revenues by approximately $0.3 million in the third quarter of 2005.

Check Services operating income of $18.4 million in the third quarter of 2005 increased $3.4 million, or 22.6 percent, compared to the third quarter of 2004. Check Services operating margin of 15.8 percent in the third quarter of 2005 increased by 260 basis points compared to an operating margin of 13.2 percent in the prior year quarter. Improvements in the accuracy of our risk management systems to better identify fraudulent transactions and initiatives to improve salvage collections drove a reduction in check guarantee net losses that improved profitability in our Check segment. Improvements in the accuracy of our risk management systems are resulting in higher expected salvage rates on returned checks. Also, initiatives to improve our salvage collection techniques are benefiting collection rates on both new and aged returned checks. While we will continue to focus on driving higher profitability in our check risk management business through ongoing improvements in risk management systems and salvage collection techniques, we expect margin growth to moderate in the fourth quarter.

First Nine Months 2005 compared with First Nine Months 2004

Check Services revenues of $336.7 million in the first nine months of 2005 increased $12.1 million, or 3.7 percent, over the first nine months of 2004, primarily driven by the acquisition of Game Financial in March 2004. Growth from new customers, third-party collections, and our international and cash access businesses was partially offset by reduced revenue in our domestic point-of-sale business, driven by lower guarantee volumes and loss-sensitive revenue streams, as well as a reduction in the average billing rate attributable to lower-risk verticals that are priced based on risk, such as the grocery industry. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $0.8 million in the first nine months of 2005. The face amount of checks we authorized totaled $37.4 billion in the first nine months of 2005 as compared to $28.3 billion in the prior year first nine months, with a $9.0 billion increase in verification volumes and a $0.1 billion increase in guarantee volumes.

North American check revenues of $281.5 million increased $9.5 million, or 3.5 percent, over the first nine months of 2004, primarily driven by the acquisition of Game Financial in March 2004. In addition to the Game Financial acquisition, we experienced growth in our cash access business attributable to the continued roll-out of our payroll check-cashing services to grocers and other retailers. Growth from new customers and third-party collections was offset by the impact of lower guarantee volumes and loss-sensitive revenue streams in our domestic point-of-sale business. Our volumes are impacted by customer attrition, migration of consumers to other payment means, and the retail sales activity of our customers, which can be affected by general economic conditions and other factors that may relate to certain retailers. Additionally, cash access transactions and check volumes were negatively impacted by the Gulf Coast storms and the resulting impact of rising energy prices on retail spending in the third quarter of 2005. The success of our current period risk initiatives has reduced loss sensitive revenue streams, such as service fees and risk-sharing contracts. Growth in our cash access business for the first nine months of 2005 was impacted by the prior year termination of our contract with 7-Eleven’s kiosk-based payroll check cashing service (Vcom), which generated revenue in the first half of 2004. The face amount of checks we authorized in the U.S. totaled $34.9 billion in the first nine months of 2005 as compared to $25.5 billion in the prior year first nine months, with a $9.0 billion increase in verification volumes and a $0.3 billion increase in guarantee volumes. The decline in point-of-sale guarantee volumes was offset by increased guarantee volumes in our payroll check-cashing business.

International check revenues of $55.2 million increased $2.6 million, or 4.9 percent, compared to the first nine months of 2004. The first nine months’ international growth is largely attributable to our deferred debit program in Australia, favorable currency trends, and new customer signings. Our growth rate was impacted by softer retail sales in the U.K. and France, which is driving lower guarantee volumes in the current year in both countries. The face amount of checks we authorized internationally totaled $2.6 billion in the first nine months of 2005 as compared to $2.7 billion in the prior year first nine months. The strengthening of certain foreign currencies against the U.S. dollar increased our U.S. dollar revenues by approximately $0.8 million in the first nine months of 2005.

Check Services operating income of $48.8 million in the first nine months of 2005 increased $14.2 million, or 40.8 percent, compared to the first nine months of 2004. Check Services operating margin of 14.5 percent in the first nine months of 2005 increased by 380 basis points compared to an operating margin of 10.7 percent in the prior year first nine months. Improvements in the accuracy of our risk management systems to better identify fraudulent transactions and initiatives to improve salvage collections drove a reduction in check guarantee net losses that significantly improved profitability in our Check segment. Improvements in the accuracy of our risk management systems are resulting in higher expected salvage rates on returned checks. Also, initiatives to improve our salvage collection techniques are benefiting collection rates on both new and aged returned checks. While we will continue to focus on driving higher profitability in our check risk management business through ongoing improvements in risk management systems and salvage collection techniques, we expect margin growth to moderate in the fourth quarter.

General Corporate Expense

Third Quarter 2005 compared with Third Quarter 2004

General corporate expense of $12.0 million in the third quarter of 2005 increased $5.9 million over the third quarter of 2004 due to $6.1 million of M&A costs related to the proposed merger with FIS, which more than offset reduced stock compensation expense and favorable annual insurance premium renewals, effective July 1, 2005.

First Nine Months 2005 compared with First Nine Months 2004

General corporate expense of $28.4 million in the first nine months of 2005 increased $8.4 million over the first nine months of 2004. The increase in general corporate expense is primarily due to the $6.6 million of M&A costs related to the proposed merger with FIS, higher audit fees, and employee costs, which were partially offset by lower stock option expense and insurance premiums.

Liquidity and Capital Resources

We have historically generated and continue to generate strong cash flows from our operating activities that we use to further invest in our business through capital expenditures and strategic acquisitions. Additionally, since our spin-off from Equifax in 2001, we have engaged in periodic repurchases of our common shares, when it has been deemed appropriate, and began to pay cash dividends to our shareholders in 2003. Proceeds from stock option exercises have varied each year, primarily driven by changes in our stock price.

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

As of September 30, 2005, our consolidated cash balance is $105.3 million, which includes the proceeds from the sale of our merchant acquiring business in the second and third quarters of 2005, net of amounts used in the third quarter of 2005 to pay certain taxes due on the gain on the sale. This cash will be held to fund additional taxes due on the gain on the sale, merger costs, and a portion of the special $3.75 per share dividend to be declared and paid in connection with the merger.

On March 1, 2004, we completed the purchases of Game Financial and Crittson and on August 6, 2004, we completed the purchase of CariCard. These acquisitions had a combined cash purchase price of $46.5 million, net of $24.6 million of cash acquired and additional consideration adjustments settled during 2004 and 2005. Approximately $5.8 million of the Crittson purchase price, which represents the merchant acquiring operations, was reclassified to discontinued operations (see Note 4 to the consolidated financial statements for further information). We funded these acquisitions through borrowings on our revolving credit facility and as of June 30, 2005, had repaid all outstanding borrowings on this facility. A majority of the cash acquired with these acquisitions relates to Game Financial, which provides check cashing and cash advance services for the gaming industry. In certain casino locations, Game Financial maintains cash access booths, where consumers can cash personal checks, and various “point-of-sale” devices, where cash advance services are facilitated. These point-of-sale devices include PC’s, kiosks, and ATM’s. In other casino locations, these transactions are conducted in the casino’s own cage operation by casino employees using Game Financial’s system.

First Nine Months 2005 compared with First Nine Months 2004

Operating Activities. Net cash provided by operating activities was $94.3 million in the first nine months of 2005, as compared to $116.9 million in the first nine months of 2004. Income from continuing operations was $69.2 million in 2005 and $64.1 million in 2004. The sale of our merchant acquiring business in 2005 resulted in proceeds of $60.0 million, which are presented in investing activities, and a pre-tax gain of $45.4 million, which is included in operating activities. Income taxes paid in the first nine months of 2005 on the gain on the sale were approximately $16.5 million, which are included in operating activities. Cash flows from our discontinued operations, excluding the cash flows related to the sale, are shown separately in the statement of cash flows as cash provided by discontinued operations.

The increase in depreciation and amortization expense in 2005 is attributable to the March 2004 acquisitions of Game Financial and Crittson and the August 2004 acquisition of CariCard, as well as increases in capitalized property, equipment and systems development costs. The decrease in amortization of deferred compensation in 2005 is attributable to lower stock option expense in 2005 as compared to 2004. Other non-cash items include amortization of capitalized contract costs and deferred financing costs, as well as the net periodic benefit cost of our retirement and postretirement benefit plans.

The largest changes in assets and liabilities were driven by accounts receivable, current liabilities, claims accounts, and other current assets. The change in accounts receivable between years is the result of the timing of collections compared to billings, as well as incremental cash collected in the prior year related to acquired accounts receivable. The change in current liabilities between years results from the timing of payments for vendor invoices, compensation and benefit liabilities, income taxes, other payables, acquisition-related liabilities, merger and joint venture costs, and other current liabilities. The change in activity in income tax accounts between years is due to the provisions accrued in each respective year and the timing of tax payments. During the second quarter of 2005, we were able to secure our own licenses for the sale of payment instruments in states in which we operate our cash access business. Previously, we used a third-party to fund these payment instruments and recorded a liability to the third-party for the outstanding amounts due, which was included in other payables in the consolidated balance sheet. The change in claims accounts between years is driven by the lower collection of loss-sensitive service fees in the first nine months of 2005 and timing differences. The change in other current assets between years is primarily driven by the termination of our contract with the kiosk-based payroll check cashing service in 2004.

Outflows for other long-term assets primarily consist of the funding of employee life insurance premiums and deferred compensation plans, incentive payments to customers related to signing or renewing long-term contracts, and payments related to deferred data processing costs.

        We used our cash flow from operating activities in the first nine months of 2005 primarily to repay revolving credit borrowings, reinvest in our existing businesses through expenditures for equipment and systems development, and make dividend payments.

Investing Activities. Capital expenditures in the first nine months of 2005 totaled $42.9 million, which represents an increase of $14.4 million compared to the prior year. Expenditures for development and conversion of a large customer in our international card issuing operations, incremental expenditures for migration and development related to the prior year acquisitions of Game Financial and CariCard, and additional expenditures for domestic processing equipment and systems development for new products and services drove the increase in capital expenditures over the prior year period. Proceeds from the sale of our merchant acquiring business totaled $60.0 million in the first nine months of 2005, while the acquisitions of Game Financial, Crittson, and CariCard in the prior year period totaled $41.0 million, which is net of cash acquired. In the third quarter of 2005, we paid an additional $1.0 million related to the Crittson acquisition as a result of the acquired business achieving specified levels of revenue growth during designated periods subsequent to the acquisition.

Financing Activities. Net repayments of borrowings on our revolving credit facility in the first nine months of 2005 totaled $48.6 million, compared to net additions to borrowings of $61.5 million in the first nine months of 2004, which were used to fund acquisitions and share repurchases. Cash expended for share repurchases totaled $87.8 million in the first nine months of 2004. Dividend payments to shareholders totaled $9.4 million and $9.6 million in the first nine months of 2005 and 2004, respectively. Proceeds from the exercise of stock options totaled $6.2 million in the first nine months of 2005 compared to $8.5 million in the prior year period.

Discontinued Operations. Cash provided by discontinued operations, excluding the cash flows related to the sale, was $5.8 million in the first nine months of 2005 compared to $4.6 million in the first nine months of 2004, consisting of operating cash flows of $5.8 million in the first nine months of 2005 compared to $10.6 million in the first nine months of 2004. The decrease in operating cash flows is primarily driven by deferred income taxes on acquired merchant portfolios. Investing cash outflows in the first nine months of 2004 consisted of $0.2 million of capital expenditures and $5.8 million for the acquisition of the merchant acquiring portfolio of Crittson. There were no investing cash flows in the first nine months of 2005.

Seasonality and Inflation

We are subject to certain seasonal fluctuations, such as peak activity during the holiday buying season. We do not believe that inflation has had a material effect on our operating results; however, inflation could adversely affect our financial results were it to result in a substantial weakening in economic conditions that adversely affects the level of consumer spending.

Economic and Other Factors

The Brazilian market is characterized by economic uncertainty that causes volatility in currency values and historically has resulted in severe inflationary pressures. Notwithstanding this uncertainty, we believe that the long-term prospects offered by the Brazilian market are attractive and our continued focus on growing our Brazilian business and attaining cost efficiencies should provide us with a cost structure that can withstand short-term declines in our business driven by the uncertain market and the loss of a large customer in March 2003.

Our Brazilian card operations had net assets of approximately $129.2 million at September 30, 2005, which includes a net equity reduction of $65.2 million as a result of cumulative foreign currency translation. These operations are included in our international card reporting unit for purposes of goodwill impairment testing pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to the requirements of SFAS 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our Brazilian assets are subject to regular evaluations to assess their recoverability. In the opinion of management, these assets are appropriately valued at September 30, 2005 and December 31, 2004; however, if we are unable to achieve our business plan and improve profitability in our Brazilian operations by growing revenue or achieving the necessary cost efficient structure in the future, this could have an impact on our opinion regarding these valuations, which could lead to an impairment charge against net income.

During the third quarter of 2005, Certegy was selected to exclusively negotiate with two of the largest card issuing banks in Brazil to establish and acquire a majority-ownership interest in a new joint venture company that will provide a wide range of card and merchant processing services. Currently, it is anticipated that the card issuing banks will contribute long-term exclusive processing contracts to the joint venture, and we will contribute consideration of cash and other capital, which may include part or all of our existing Brazilian operations. Although we believe that this joint venture could significantly improve the revenue growth and profitability of our international card operations, the contribution of part or all of our existing Brazilian operations would be a change to our current business plan and could result in a non-cash charge against net income in accordance with Emerging Issues Task Force Issue No. 90-13, “Accounting for Simultaneous Common Control Mergers.” We cannot, at this time, predict the timing or ultimate outcome of this possible joint venture or the amount of any charge against net income, which could be material.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, assumptions, estimates, and projections about our business and our industry. They are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control, that may cause actual results to differ significantly from what is expressed in those statements. Without limitation, any statements in this Form 10-Q regarding the anticipated future benefits of our proposed merger with Fidelity National Information Services, Inc. (“FIS”), our proposed Brazilian joint venture, acquisitions, growth opportunities in the payment risk management and card processing industries, our Brazilian growth strategy, and our strategy for penetrating additional international markets are forward-looking statements. The factors that could, either individually or in the aggregate, affect our performance include the following, some of which are described in greater detail in the section entitled “Certain Factors Affecting

Forward-Looking Statements” in our 2004 Annual Report on Form 10-K: our reliance on a small number of financial industries for the majority of our revenues; our reliance on key strategic relationships; the necessity to maintain qualifications set by bank card associations in order to continue to provide transaction processing services; potential liability when merchant customers cannot or do not reimburse us for charge-backs resolved in favor of cardholders, or when checks we guarantee are dishonored by the check writer’s bank; potential loss of customers from continued consolidation in the financial services and in retail industries; declines in check writing; changes in regulation or industry standards applicable to our businesses or those of our customers; the level of economic growth or other factors affecting demand for our products and services; ability to maintain or improve our competitive positions against current and potential competitors; database security and reliability of our information technology systems; risks associated with investments and operations in foreign countries, including exchange rate fluctuations and local political, social, and economic factors; the need to integrate acquired businesses; and those other risks listed in the above-referenced section of our Form 10-K. Factors that could, either individually or in the aggregate, affect any forward-looking statements we make concerning the proposed merger with FIS are described in greater detail in the section entitled “Risk Factors” in our preliminary proxy statement related to the merger filed with the Securities and Exchange Commission on October 12, 2005, and include: the voting control of Certegy held by FIS’s parent if the merger closes; possible conflicts of interest arising from that control post-closing; the risk that Certegy and FIS may not be able to successfully integrate their businesses or achieve synergies; interests of Certegy’s directors and executive officers in the merger which differ from the interest of Certegy shareholders generally; and potential damage or liabilities to Certegy and its business in the event the merger does not close.

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

Exhibit No	Description
2.1	Agreement and Plan of Merger among Certegy Inc., C Co Merger Sub, LLC and Fidelity National Information Services, Inc. dated as of September 14, 2005 (incorporated by reference from Exhibit 2.1 to Certegy Inc.’s Current Report on Form 8-K (Commission File No. 001-16427) filed with the Commission on September 16, 2005 (the “9/16/05 Form 8-K”).

4.1	Shareholders Agreement dated September 14, 2005 among Certegy Inc., Fidelity National Financial, Inc. and the other parties thereto (incorporated by reference from Exhibit 4.1 to the 9/16/05 Form 8-K).

4.2	Amendment to Rights Agreement dated as of September 14, 2005 by and between Certegy Inc. and SunTrust Bank as Rights Agent (incorporated by reference from Exhibit 4.2 to the 9/16/05 Form 8-K).

10.1	Commitment Agreement dated as of September 14, 2005 among Certegy Inc. and the stockholders of Fidelity National Information Services, Inc. parties thereto (incorporated by reference from Exhibit 10.1 to the 9/16/05 Form 8-K).

10.2	Employment Agreement dated as of September 14, 2005 by and between Certegy Inc. and Lee A. Kennedy (incorporated by reference from Exhibit 10.2 to the 9/16/05 Form 8-K).

10.3	Employment Agreement dated as of September 14, 2005 by and between Certegy Inc. and Jeffrey S. Carbiener (incorporated by reference from Exhibit 10.3 to the 9/16/05 Form 8-K).

12.1	Statements re Computation of Ratios.

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vollkommer, Chief Financial Officer of Certegy Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

Date: November 4, 2005	CERTEGY INC.

	By:	/S/ LEE A. KENNEDY
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