Form 10-K
period 2005-12-31
Fidelity National Information Services, Inc.
filed 2006-03-16
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-16427

Fidelity National Information Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	37-1490331 (I.R.S. Employer Identification No.)
601 Riverside Avenue
Jacksonville, Florida (Address of principal executive offices)	32204 (Zip Code)
(904) 854-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐         No ☑
     As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $2,359,841,844 based on the closing sale price of $38.22 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 191,462,141 as of February 1, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     The Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2006 is incorporated by reference to the extent indicated under Items 10, 11, 12, 13, and 14, into Part III of this Form 10-K.

FIDELITY NATIONAL INFORMATION SERVICES, INC
2005 FORM 10-K ANNUAL REPORT

i

      Unless stated otherwise or the context otherwise requires, all references in this Form 10-K to the registrant, “us,” “we,” “our” or the “Company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries; all references to “Certegy” are to Certegy Inc., and its subsidiaries, prior to the merger; all references to “Former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the merger; all references to “FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owns a majority of our outstanding shares; and all references to the “merger” are to the merger on February 1, 2006, of Former FIS into a wholly-owned subsidiary of Certegy.
PART I

Item 1.	Business.
General Development of the Business
      Our current business operations and organizational structure result from the business combination on February 1, 2006, of Certegy Inc., or Certegy, and Fidelity National Information Services, Inc., a Delaware corporation, or Former FIS, pursuant to which Former FIS was merged into a wholly-owned subsidiary of Certegy. As a result of the merger:

•	the stockholders of Former FIS, including its then-majority stockholder Fidelity National Financial, Inc., or FNF, owned approximately 67.4% of our outstanding common stock immediately after the merger,

•	FNF itself now owns approximately 50.7% of our outstanding common stock,

•	we changed our name from “Certegy Inc.” to “Fidelity National Information Services, Inc.” and our New York Stock Exchange trading symbol from “CEY” to “FIS”, and

•	our board of directors was reconstituted so that a majority of the board now consists of directors designated by the stockholders of Former FIS.
      Although the combination with Former FIS was structured as a merger of Former FIS into a wholly-owned subsidiary of Certegy, the stockholders of Former FIS now hold a majority of our outstanding shares of common stock. Accordingly, for accounting and financial reporting purposes, the merger will be treated as a reverse acquisition of Certegy by Former FIS under the purchase method of accounting pursuant to U.S. generally accepted accounting principles.
      Certegy was incorporated on March 2, 2001, under the laws of the State of Georgia as a wholly-owned subsidiary of Equifax Inc. Equifax contributed its payment services division to Certegy and “spun off” Certegy on July 7, 2001, through a tax-free dividend of all of Certegy’s outstanding shares of common stock to Equifax’s shareholders. As a result of the spin-off, Certegy became an independent publicly traded company.
      Former FIS was incorporated under the laws of the State of Delaware on May 20, 2004, as a wholly-owned subsidiary of FNF, our new parent company. From November 2004 through March 2005, FNF made a series of contributions to Former FIS of the businesses included in the Financial Institution Software and Services, Lender Outsourcing Solutions, and Information Services operating segments of FNF. During the 1990s, FNF acquired and developed complementary real estate-related information services and loan default management businesses as an adjunct to its title insurance business. In 2001, the growth of these complementary businesses accelerated, and since January 2001, FNF has completed over 25 acquisitions in the business lines of Former FIS. Although many of these acquisitions added important applications and services to the offerings of Former FIS, the most significant steps in the recent growth of Former FIS were the acquisitions of:

•	The financial services division of ALLTEL Information Services, Inc., which provides core banking and mortgage processing services and was renamed Fidelity Information Services, Inc., or FI.

•	VISTA Information Solutions, Inc., which was renamed Fidelity National Information Solutions, Inc., or FNIS, and which provides information applications and services,

•	Aurum Technology, or Aurum, which provides software and outsourcing solutions to community banks and credit unions,

•	Kordoba, which provides information technology solutions for the financial services industry with a focus on services and solutions for the German banking market,

•	Sanchez Computer Associates, Inc., or Sanchez, which provides software and outsourcing solutions to banks and other financial institutions, and

•	InterCept, Inc., or InterCept, which provides outsourced and in-house core banking solutions as well as item processing and check imaging services.
      As a result of the merger, we constitute one of the largest providers of processing services to U.S. financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and lending services. We are able to offer a diversified product mix, and we believe that we will benefit from the opportunity to cross-sell products and services across our combined customer base and from our expanded international presence and scale. We also expect to achieve cost synergies in, among other things, corporate overhead, compensation and benefits, technology, vendor management, and facilities.
Financial Information About Operating Segments and Geographic Areas
      Prior to the merger, Certegy reported financial information on the basis of the following two segments:

•	Card Services, and

•	Check Services.
      Card Services included our card issuer services business in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, the Caribbean, and Canada. Revenues of our domestic card issuer services business are primarily derived from independent community banks and credit unions, while revenues of our international card issuer services business are generated from large and small financial institutions. Additionally, Card Services included our e-banking service business in the U.S. and our card issuer software, support, and consulting service businesses in the U.S. and numerous other countries. Check Services included the check risk management services and related processing services businesses that we provide in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand. A significant portion of our check risk management services revenues are generated from several large national and regional retail chains.
      For financial information about Certegy’s segments and by geographic area see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results — Certegy” in Item 7 of this report and Note 12 — Segment Information to Certegy’s consolidated financial statements in Item 8 of this report.
      Former FIS reported financial information about its operations on the basis of the following four segments:

•	Financial Institution Software and Services,

•	Lender Services,

•	Default Management Services, and

•	Information Services.
      The businesses that Former FIS conducted through the Financial Institution Software and Services segment focused on two primary markets: financial institution processing and mortgage loan processing. The primary service offering of this segment was the provision of software applications that function as the underlying infrastructure of a financial institution’s transaction processing environment. These software applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and core mortgage processing software, which banks use to originate and service mortgage loans. A number of complementary software applications and services that interact directly with the core processing applications, including software applications that facilitate interactions between the financial institutions and their customers were also included in this segment.
      Former FIS offered customized outsourced business process and information solutions to first mortgage, refinance, home equity and sub-prime lenders and loan servicers through its Lender Services segment. These solutions included loan facilitation services, consisting of centralized, customized title agency, and closing services, that allow financial institutions to outsource their title and loan closing requirements in accordance with pre-selected criteria, regardless of the geographic location of the borrower or property.
      The services that Former FIS offered through the Default Management Services segment allow customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. Internal resources and networks established with independent contractors are used to provide these outsourcing solutions, which consist of foreclosure posting and publishing services, nationwide recording services, field services, and property management.
      The various property data and real estate related information services offered by Former FIS through its Information Services segment span the entire home purchase and ownership life cycle, from purchase through closing, refinancing, and resale. Included among these information services are property appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and certification, and multiple listing software and services. These property data and real estate-related services are used by mortgage lenders, investors, and real estate professionals to complete residential real estate transactions throughout the U.S.
      Shortly after consummating the merger, we implemented our new organizational structure, and we will report under a new operating segment structure beginning with the reporting of first quarter 2006 results. Effective as of February 1, 2006, our reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This structure reflects how our businesses are now being managed consistent with the new operating structure that we adopted following the merger. The primary components of the TPS segment, which includes Certegy’s former reportable segments of Card and Check Services and the financial institution processing component of the Financial Institution Software and Services segment of Former FIS, are our Enterprise Solutions and Integrated Financial Solutions businesses. The primary components of the LPS segment are our Mortgage Processing and Origination Services businesses, which include the mortgage lender processing component of the Financial Institution Software and Services segment of Former FIS, and the Lender Services, Default Management, and Information Services segments of Former FIS.
Narrative Description of the Business

Overview
      As a result of combining the businesses of Certegy and Former FIS, we now provide core processing services, check services, card issuer and transaction processing services, risk management services, mortgage loan processing, mortgage-related information products, and outsourcing services to a wide variety of financial institutions, retailers, mortgage lenders and mortgage loan servicers, and real estate professionals. We have processing and technology relationships with 35 of the top 50 global banks, including nine of the top ten. Nearly 50 percent of all U.S. residential mortgages are processed using our software. We serve customers in more than 60 countries worldwide.
      The customers that we cite by name in the following discussion were selected as to provide a representative cross-section of our customers based on size, geographic location, type of institution and the services that they use.

Our Transaction Processing Services Operating Segment

Enterprise Banking and Retail Solutions
      Our Enterprise Banking and Retail Solutions division focuses on filling the processing needs of large financial institutions in North America, automotive financing companies, and commercial lenders. It also provides check risk management and related processing products and services to businesses accepting or cashing checks at the point-of-sale, and provides comprehensive cash access services in the gaming industry. Primary service offerings include:

•	Core Processing Applications for Financial Institutions. Our core processing software applications are designed to run critical banking processes for our financial institution customers. These critical banking processes include deposit and lending systems, customer systems, and most other core banking systems that a bank must utilize to manage the products it provides to its customers.

•	Retail Delivery Applications for Financial Institutions. Our retail delivery applications facilitate direct interactions between a bank and its customers through applications that allow for the delivery of services to these customers. Our retail delivery applications include TouchPoint, an application suite that supports call centers, branch and teller environments, and retail and commercial Internet channels.

•	Integration Applications for Financial Institutions. Our integration applications access data across both our internal and third-party core processing systems and transport information to our customers’ retail delivery channels. Our integration applications provide transaction routing and settlement. These applications facilitate tightly integrated systems and efficient software delivery that reduces technology costs for our customers.

•	Check Risk Management Services for Retailers. Our check risk management products utilize our proprietary risk management services and data sources to manage check acceptance risk for retailers at the point-of-sale. Our services, which can be tailored to meet the specific needs of our customers, include check guarantee, check verification and check collection services.

•	Cash Access Services to Casinos. The acquisition of Game Financial on March 1, 2004 positioned us as a leading provider of comprehensive cash access services in the gaming industry. Our comprehensive product suite, which includes credit card cash advance services, ATM cash disbursements, and check cashing services, can be fully integrated into our customers’ cage operations or operated by us on an outsourced basis.

•	Syndicated Loan Applications. Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination and management.

•	Automotive Finance Applications. Our primary applications include an application suite that assists automotive finance institutions in evaluating loan applications and credit risk, and allow automotive finance institutions to manage their loan and lease portfolios.
      Over 45,000 customers use our Enterprise Banking and Retail Solutions applications and services, including banks, auto finance companies and retailers. The processing needs of our customers vary significantly across the size and type of entities we serve. These entities include:

•	Large Financial Institutions. We define the large financial institution market as banks and other financial institutions in North America with assets in excess of $5 billion. Of the 100 largest U.S. banks as of December 31, 2005, our customers included 15 banks that use our real-time, integrated loan and deposit applications, 41 banks that use our deposit-related core processing applications, 36 banks that use our lending-related core processing applications and 32 banks that use our various retail delivery applications. Our customers in this market include JP Morgan Chase, Bank of America, ING/ Direct, Charles Schwab Bank, and Citizens Bank of Rhode Island. Our solutions and services sold to banks in the large bank market accounted for approximately $447 million of revenues in 2005.

•	Automotive Finance Institutions. Our automotive finance processing services include integrated loan and lease servicing solutions for the global automotive finance industry. As of December 2005, over 18 million automotive loans and leases in North America and Europe were processed on our automotive finance applications. We also offer origination, e-contract hosting, dealer wholesale finance, and other ancillary services, providing an end-to-end automotive finance solution. Three of the top five captive automotive finance companies in the U.S., as ranked at the end of 2005, utilize our applications and services.

•	Commercial Lenders. We also provide business solutions that allow clients to automate and manage their entire commercial lending and loan trading businesses. Our customers include more than 91 financial institutions, including 9 of the top 10 and 27 of the top 50 as ranked by capital as of December 31, 2005. Our customers include Bank of America, JP Morgan Chase, Barclays Capital, Bank of Scotland, and Rabobank.

•	Retailers. A significant portion of our revenues from check risk management services is generated from large national retail chains including Sears, Best Buy, Marmaxx and Albertson’s. Other customers of our check risk management products and services include regional merchants such as hotels, automotive dealers, telecommunication companies, supermarkets, gaming establishments, mail order houses and other businesses.
      We have developed several models of providing our customers with applications and services. We typically deliver the highest value to our customers when we combine our software applications and deliver them in one of several types of outsourcing arrangements, described below, which allow us to combine our services and best practices and leverage our expertise. We are also able to deliver individual applications through a software licensing arrangement. The examples below represent the typical delivery models that we utilize in providing our applications:

•	Software Licensing. In this traditional license and maintenance model, our customers purchase a license and maintenance contract for our software. We may also provide these customers with professional support services on either a time and materials or fixed-price basis to assist them with the implementation of, or conversion to, the licensed software, or with other IT projects.

•	Application Management. In this service deployment model, we provide applications that are run by the customer at its processing facility, with a dedicated staff of our application programmers and business analysts assisting the customer in managing day-to-day technology-related activities. Our support staff may be located on-site at the customer’s facility, off-site at one of our facilities, or at a combination of both sites. In many cases, our staff supports the customer’s third-party applications, as well as our own software applications.

•	Application Service Provider or ASP. In this service model, we use one of our off-site technology facilities to provide the users of ASP services with computing and application management facilities and support. Our support personnel are generally located off-site in one of our technology facilities, which communicate through online data transmission connections with remote devices on-site at the customer’s location. The ASP customer generally uses a suite of our applications and services in its business. Our customers may arrange to use our facilities infrastructure in a shared capacity with other customers, or they may contract with us to have dedicated computing capacity available solely for the operation of their applications, sometimes referred to as remote outsourcing.

•	Facilities Management Processing or FM. In the FM service model, we provide our customers with a computing and application management function similar to that provided under ASP services. However, in the case of FM services, our personnel are located on-site at the location of the customer and act as the customer’s on-site IT staff in connection with FM services, generally also supporting the customer’s third-party software applications. When we enter into one of these arrangements, we generally hire the customer’s IT staff, which we supplement with our own employees.
      We also have developed an additional service referred to as managed operations, in which we use our off-site technology and processing infrastructure to offer computing facilities to customers, without providing any of our software applications. Unlike our other service customers, our managed operations customers often include customers that are not financial institutions. We are able to profitably leverage our computing capacity and technical expertise to compete in this type of outsourcing business.

Integrated Financial Solutions
      The primary focus of our Integrated Financial Solutions business is on fulfilling the processing needs of independent community banks, credit unions, and savings banks. Processing solutions include core processing, branch automation, back office support systems, compliance, credit and debit card issuing, image item processing, print and mail, ATM/ EFT, retail internet banking, commercial cash management, web design, web hosting, voice response, and bill payment services. Over 8,000 commercial banks, savings institutions and credit unions utilize one or more of these solutions.
      Customers of our core processing applications and services in the U.S. banking market, which consist primarily of community banks, credit unions, and savings banks, typically seek a fully integrated and broad suite of applications. As a result, our core processing applications sold to this market have various add-on modules or applications that integrate into our core processing applications, providing a broad processing solution. Over 1,200 institutions utilize one of our core processing solutions. Examples of our customers in this sector include Hudson City Savings Bank, Sterling Bank, and VyStar Credit Union.
      Over 6,000 institutions utilize our card issuer services which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. The majority of our card issuer programs are full service, including most of the operations and support necessary for an issuer to operate a credit and debit card program. More specifically, we process the card transactions on the cards issued by our customers, including electronically authorizing the transactions, capturing the transaction data and settling the transactions as well as providing full service back-office support functions for their programs. These support functions include embossing and mailing our customers’ credit and debit cards to their cardholders; customer service on behalf of the card issuers to their customers; card portfolio management and analysis; invoicing cardholders; receiving and processing cardholder payments; and delinquent account management services. We do not make credit decisions for our card issuing customers, nor do we fund their card receivables.
      We provide our card issuer services primarily through our longstanding contractual alliances with two associations representing independent community banks and credit unions in the U.S., the Independent Community Bankers of America, or the “ICBA,” and Card Services for Credit Unions, or CSCU. These organizations offer our products and services to their respective members with our company as the provider. Our alliances with the ICBA and CSCU provide us with an efficient and effective means of marketing our products and services to individual credit unions and community banks.
      Our item processing and imaging services are utilized by more than 1,100 institutions. The services provide our customers with a wide range of outsourcing services relating to the imaging and processing of checks, statements, remittances, and other transaction records, which are performed at one of our 52 processing centers located throughout the U.S. or on-site at a customer location.
      We provide a full range of eBanking capabilities, including electronic funds transfer, or EFT, processing solutions, ranging from automated teller machine, or ATM, and debit card services to card production and distribution to stored-value gift cards and payroll cards. Our eBanking services are utilized by more than 850 financial institutions and allow them to offer Internet banking and bill payment services to consumers and businesses.

International
      We offer core banking applications, card services, and check risk management solutions to financial institutions, card issuers, and retailers in approximately 60 countries outside the United States. Our international operation leverages existing domestic applications and provides services for the specific business needs of our customers in targeted international markets. Our service offering includes a comprehensive range of full-service outsourced solutions, including core banking applications and transaction processing and call center services. We also provide application management, facilities management processing, consulting services, and software licensing and maintenance. Our international customers include CitiBank, ING Group, Krung Thai Bank, China Construction Bank, National Australia Bank, and a number of other mid-tier and regional based financial institutions, card issuers, and retailers.

Our Lender Processing Services Operating Segment
      Our Lender Processing Services segment provides a comprehensive range of products and services related to the mortgage life cycle. Over 50% of all residential mortgages in the United States are processed on our servicing platforms. We also offer a wide range of mortgage life cycle products and services, including origination, data gathering, risk management, servicing, default management and property disposition services to lenders and other real estate professionals. These additional products and services can be interfaced with our internal lender and servicing platforms as well as external lender and servicing platforms.

Mortgage Processing Services
      We sell the most widely used mortgage loan servicing system in the U.S. The primary applications and services of this business include:

•	MSP. Our Mortgage Servicing Platform, or MSP, is an application that automates all areas of loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market, and federal regulatory reporting. MSP processes a wide range of loan products, including fixed-rate mortgages, adjustable-rate mortgages, construction loans, equity lines of credit, and daily simple interest loans.

•	Empower! Empower! is a mortgage loan origination software system used by banks, savings & loans, mortgage bankers, and sub-prime lenders. This application fully automates every phase of making loans, providing seamless credit bureau access and interfacing with automated underwriting systems used by Freddie Mac and Fannie Mae, as well as with vendors providing servicing, flood certifications, appraisals, and title insurance.
      Our mortgage loan processing customers include 20 of the top 25 loan servicers in the U.S. as of December 31, 2005, 6 of the top 10 loan subservicers and 9 of the top 20 sub-prime loan servicers in the U.S. Our mortgage loan processing customers include Bank of America, Wells Fargo, National City Mortgage, and U.S. Bank Home Mortgage. Our customer relationships are typically long-term relationships that generally provide relatively consistent annual revenues based on the number of mortgages processed on our applications. Our mortgage loan servicing platforms, including MSP, are used to process over 50% of all residential mortgages by dollar volume in the U.S. as of December 31, 2005, representing balances exceeding $4.0 trillion.
      While our mortgage servicing applications can be purchased on a stand-alone, licensed basis, the substantial majority of our MSP customers by both number of customers and loan volume choose to use us as their processing partner and engage FIS to perform all data processing functions in our technology center located in Jacksonville, Florida. Customers determine whether to process their loan portfolio data under an ASP arrangement in which multiple clients share the same computing and personnel resources or to have their own dedicated resources within our facility.

Mortgage Origination Services
      Mortgage origination services include customized outsourced business process and information solutions that enable our customers to outsource their title and closing requirements in accordance with pre-selected criteria, regardless of the geographic location of the borrower or property. As a result, our customers are able to utilize our outsourcing services in a manner that we believe provides a greater level of consistency in service, pricing and quality than if these customers were to contract separately for similar services.

      The primary service offerings are as follows:

•	Title Agency Services. Our centralized financial institution title agency services include arranging for the issuance of a title insurance policy by a title insurer, by conducting title searches and preparing an abstract of title, reviewing the status of title in a title commitment, resolving any title exceptions, verifying the payment of existing loans secured by a subject property, and verifying the amount of prorated expenses. We perform these services on a national basis, both in the traditional manner and through our centralized production facilities that incorporate automated processes, which can help expedite the delivery of services. Additionally, we typically prepare checks, deeds, and affidavits and record appropriate documents in connection with the closing. In 2004 and 2005, all title insurance policies issued as a result of our agency services were issued by title insurance companies owned by FNF. Going forward, we will continue to act as an agent for these title insurers.

•	Closing Services. Our closing management services are currently available nationwide. We maintain a network of independent closing agents who are trained to close loans in accordance with the lender’s instructions. Our closing management services cover a variety of types of closings, including purchases and refinancings, and provide a variety of types of services.

•	Homebuilders’ Services. We offer mortgage loan fulfillment and processing services to U.S. homebuilders. We enter into partnership and management arrangements with homebuilders to establish and manage captive mortgage finance businesses that originate, underwrite, process, and place first mortgages with unaffiliated wholesale lenders that make loans on newly constructed homes.
      In addition, the title and closing services described above can be combined and customized with many of the offerings of our Mortgage Information Services business to meet the specific requirements of our customers.
      The customers of our title agency and closing services are financial institutions involved in the first mortgage, refinance, home equity, and sub-prime lending markets. Customers of our title agency and closing services delivered under traditional outsourcing arrangements are typically large, national institutions, and include Wells Fargo, Washington Mutual, and Bank of America. Our automated title process and ancillary services are targeted at the top 50 U.S. mortgage lenders, although we believe that the benefits provided by these automated services may be attractive to other national lenders, as well as regional lenders with significant lending operations. Customers of our homebuilders’ services are U.S. homebuilders, including Beazer Homes, Trend Homes, and Cambridge Homes.

Mortgage Information Services
      Our Mortgage Information Services are used by mortgage lenders, investors, and real estate professionals to complete residential real estate transactions throughout the U.S. We offer a comprehensive suite of services spanning the entire home purchase and ownership life cycle, from purchase through closing, refinancing, and resale. A significant number of our customers use a combination of our mortgage origination, mortgage information and default management services.

•	Flood Zone Certifications. We offer flood zone certifications through a proprietary automated system that accesses and interprets Federal Emergency Management Agency, or FEMA, flood maps and certifies whether a property is in a federally designated flood zone. Additionally, we offer lenders a life-of-loan flood zone determination service that monitors previously issued certificates for any changes, such as FEMA flood map revisions, for as long as that loan is outstanding.

•	Real Estate Tax Services. We offer lenders a monitoring service that will notify them of any change in tax status during the life of a loan. We also provide complete outsourcing of tax escrow services, including the establishment of a tax escrow account that is integrated with the lender’s mortgage servicing system and the processing of tax payments to taxing authorities.

•	Credit Reporting. We provide credit information reports and related services to meet the needs of the mortgage industry and help commercial banks, mortgage companies, and consumer lenders make loan decisions. Our services include providing a merged credit report that contains credit history data on individual or joint credit applicants acquired from the combined databases of three credit bureaus (Experian, Trans Union and Equifax) for national coverage. We consolidate and organize information from these credit bureaus and deliver a concise report to our customers.

•	Valuation and Appraisal Services. We have developed a broad suite of valuation applications, which include automated valuation models, traditional appraisals, broker price opinions, collateral scores, and appraisal reviews utilized by participants in the secondary mortgage markets. We have developed innovative new hybrid valuation offerings such as collateral valuation insurance, which combine a traditional valuation with an insurance policy issued by an unaffiliated third party that guarantees the accuracy of a valuation within certain parameters. We also have developed processes and technologies that allow our lender customers to outsource their valuation management functions. When our customers outsource these functions to us, we use various technologies to allow our lenders to automatically select a valuation service from our suite of offerings that delivers the best service/cost solution for each individual situation.

•	1031 Exchange Intermediary Services. We act as a qualified exchange intermediary for those customers who seek to engage in qualified exchanges under Section 1031 of the Internal Revenue Code, which allows capital gains tax deferral on the sale of certain real estate investment assets. Through our nationwide network of regional offices, we provide our customers with direct access to a full-time staff of exchange professionals, one-third of whom are attorneys specializing in tax deferred exchange solutions.

•	Multiple Listing Services. We provide services that are used to operate multiple listing services in the U.S. serving over 300,000 real estate brokers and agents. We have acquired and developed reliable data base management tools and provide central hosting of MLS systems in our data centers for local MLS organizations, enabling realtors to search for available homes using a potential buyer’s criteria.

      Customers of our mortgage information services include loan servicers, banks, and consumers, as well as other participants in the real estate, lending, and title insurance industries. Our customers include ABN Amro, U.S. Bancorp, Bank of America, Freddie Mac, New Century Mortgage, and Washington Mutual.

Default Management Services
      Our Default Management Services enable mortgage lenders and loan servicers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. Additionally, we work with customers to identify specific parameters regarding the type and quality of services they require and provide a single point of contact for these services. As a result, our customers are able to use our outsourcing services in a manner that we believe provide a greater level of consistency in services, pricing, and quality than if these customers were to contract separately for similar services. For example, we offer default management services as part of a package with MSP, which may lead to additional cost savings for our customers. We use our own resources and networks that we have established with independent contractors to provide these default management outsourcing solutions.
      Based in part on the range and quality of our product offering and our focus on customer service, the demand for our services has grown significantly. We are now one of the largest default management outsourced service providers in the U.S. We offer a full spectrum of outsourcing services designed to assist lenders throughout the foreclosure process, as described in more detail below:

•	At the onset of a loan default, our services are designed to assess and preserve the value of the property securing the loan. This includes both inspection and property preservation and maintenance services provided through national networks of contractors and inspectors.

•	As the foreclosure process continues, we provide comprehensive posting and publication of foreclosure and auction notices and conduct mandatory title searches, in each case as necessary to meet state statutory requirements for foreclosure. We provide document preparation and recording services, including mortgage assignment and release preparation, and due diligence and research services. We also provide various other title services in connection with the foreclosure process.

•	After a property has been foreclosed, we provide property preservation field services that aid our customers in managing their real estate owned, or REO, properties. We also offer a variety of title services relating to the lender’s ownership and eventual sale of REO properties, as well as nationwide advisory and management services to facilitate a lender’s REO sales.

      We primarily provide our default management services to national mortgage lenders and loan servicers, many of which previously performed this function in-house. We currently provide default management services to 22 of the top 25 residential mortgage servicers, 13 of the top 25 sub-prime servicers, and 24 of the top 25 subservicers. Washington Mutual and Bank of America are two of our largest customers.
Sales and Marketing

Sales Force
      Our sales and marketing efforts are primarily organized around our lines of business, and by customer market segment and distribution channel. In our Transaction Processing Services segment, we have a sales force that markets our core processing services to our large national bank customers. A separate sales group focuses on community based institutions. Specialized sales items have been established to promote our products to national and regional retailers and the automotive and gaming industries. In addition, we have a sales force responsible for marketing our services outside the United States. We also market other products and services of our Transaction Processing Services segment through indirect sales channels, such as ICBA and CSCU, independent sales organizations, marketing alliances, and financial institutions.
      In our Lender Processing Services segment we utilize four distinct sales teams. The first sales team is dedicated to the sale and marketing of MSP and related services of the Mortgage Processing Services business to large national banks, credit unions, and thrifts, as well as to mortgage companies and specialized servicing companies. Our mortgage origination, default management, and mortgage information services businesses each have a dedicated sales and marketing team responsible for its respective products and services. Of the two teams assigned to the mortgage origination and information services, one targets the largest 125 U.S. lenders while the other targets mid-tier lenders not among the largest 125.
      A significant portion of our potential customers in each of our business lines is targeted via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts. Marketing activities include direct marketing, print advertising, media relations, public relations, tradeshow and convention activities, seminars, and other targeted activities. As many of our customers use a single product or service, or a combination of products or services, our direct sales force also targets existing customers to promote cross-selling opportunities. Our strategy is to use the most efficient delivery system available to successfully acquire customers and build awareness of our products and services.
      In addition to our traditional sales force, we have established a core team of senior managers to lead strategic account management for the full range of our services to existing and potential top-tier financial institution customers. The individuals who participate in this effort, which we coordinate through our Office of the Enterprise or “OOE,” spend a significant amount of their time on sales and marketing efforts as well as working with our business units to develop solutions based upon strategic issues impacting customers’ businesses.
      The broad range of services we offer provides us with the opportunity to expand our sales to our existing customer base through strategic account management efforts. The importance of our core processing applications to our financial institution customers gives us access to management at a more senior level than we have with our individual business units alone. We believe that this access, combined with our range of solutions, increases sales of our mortgage and banking related services.
      In addition to providing our customers with a broad range of service offerings, through the Office of the Enterprise we are able to assist customers in improving process efficiencies and productivity and enhancing the consumer’s experience. The Office of the Enterprise has been instrumental in assisting our business units with implementation of these solutions by working with its executive level contacts, as well as other key industry players such as Fannie Mae and Freddie Mac. These activities accelerate implementation and allow lenders to reap the process efficiency benefits of such solutions.
Patents, Trademarks and Other Intellectual Property
      We rely on a combination of contractual restrictions, internal security practices, and copyright and trade secret law to establish and protect our software, technology, and expertise. Further, we have developed a number of brands that have accumulated substantial goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret, and trademark rights. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. In general, we believe that we own most proprietary rights necessary for the conduct of our business, although we do license certain items, none of which is material, under arms-length agreements for varying terms.
Competition
      In the large bank sector, the markets for our core banking products and services are highly competitive. The markets are very mature and have a number of existing providers with a high level of experience and significant market share. Additionally, given the attractive market characteristics in financial services, there are from time to time new market entrants which seek to leverage shifts in technology or product innovation to attract customers.
      Our primary competitors include internal technology departments within banks, data processing or software development departments of large companies or large computer manufacturers, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services, and companies that market software for the electronic payment industry. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors for applications and services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our ability to offer multiple applications and services to individual customers enhances our competitiveness against competitors with more limited application offerings.
      In the small and mid-tier financial institution markets, we compete with vendors that offer similar core processing applications and services to financial institutions, including The Bisys Group, Inc., Accenture, Fiserv, Inc., Jack Henry and Associates, Inc., and Metavante Corporation. In certain non-U.S. markets, we compete with regional providers including Alnova, I-Flex, and Temenos.
      Our competitors in the card issuer services market include third-party credit and debit card processors such as First Data Corporation, Total System Services, Electronic Data Systems Corporation, and Payment Systems for Credit Unions, and third-party software providers, which license their card processing systems to financial institutions and third-party processors. Competitors in the check risk management services market include First Data’s TeleCheck Services division, CrossCheck, eFunds, and Global Payments.
      The principal competitors for our Mortgage Origination and Default Management Services are title companies such as First American and LandAmerica and in-house services provided directly by our customers. We believe that customer service and timely delivery are key factors in competing successfully.
      The markets for our mortgage information services are also highly competitive. Key competitive factors include quality of the service, convenience, speed of delivery, customer service, and price. We do not believe that there is a competitor currently offering the scope of services and market coverage that we provide in our mortgage information services business. However, there are a number of competitors in specific lines, some of which have substantial resources. First American is a significant competitor in a majority of our mortgage information services.
Research and Development
      Our research and development activities have related primarily to the design and development of our processing systems and related software applications and risk management platforms. We expect to continue our practice of investing significant resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our outsourcing infrastructure. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels.
      Our strategy and development group maintains a dialogue with its extensive and diverse customer base and is highly attuned to ongoing shifts in industry requirements and preferences. This active customer and market participation is translated into multi-year, iterative development plans that map the primary areas of investment in our application set. This group is ultimately responsible for designing, developing and enhancing applications targeted at the diverse requirements of the various local, regional, national and international environments of our numerous customers. We provide updated versions of our various applications or application suites on an iterative basis as dictated by market requirements. Our software applications include many application features and functions and will accommodate customized requirements specific to each institution.
      As part of our research and development process, we evaluate current and emerging technology for applicability to our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity type functions within a technology platform environment. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In the years ended December 31, 2005 and December 31, 2004, Former FIS recorded expense of approximately $113.5 million and $74.2 million on research and development efforts.
      We are party to a master services agreement with Covansys Corporation (NASDAQ: CVNS), or Covansys, a U.S.-based provider of application management and offshore outsourcing services with India-based operations, pursuant to which we have agreed, subject to certain termination rights, to provide $150 million of revenues to Covansys over the term of the master services agreement from either our own utilization of Covansys’s services or from the utilization of Covansys’ services by our existing customers seeking to outsource information technology services. The master services agreement expires in 2009. We can terminate the master services agreement on thirty days’ notice at any time after December 31, 2006, subject to certain penalties. The Company is subject to penalties up to $8.0 million in the event that certain annual thresholds are not met and a final penalty equal to 6.67% of the unmet commitment. The first spending threshold is $50.0 million from the contract start date through June 30, 2006. Failure to meet this threshold amount will result in a penalty due of $1.0 million. Through December 31, 2005, Former FIS had spent approximately $20.8 million under the terms of this agreement, substantially less than required to meet the June 30, 2006 threshold. As a result the $1 million penalty has been accrued and is included in selling, general and administrative expenses in the year ended December 31, 2005 Consolidated and Combined Statement of Earnings of Former FIS.

      With respect to our outsourcing of software development, we are transferring costs from our U.S. and Western European-based development centers to Covansys and other lower cost off-shore facilities. We are using our relationship with Covansys and with other facilities to lower our internal development costs over time by outsourcing certain programming, development and maintenance functions.
      We are currently engaged in significant efforts to upgrade our core bank processing software and our mortgage processing software. These applications were included in the acquisition of FI from ALLTEL by Former FIS in 2003. Former FIS spent the period immediately following the FI acquisition discussing with its key customers the changes that they would like to see made in those applications. In 2004, Former FIS began the development work to implement changes required to keep pace with the marketplace and the requirements of its customers.
      In addition to amounts already spent, we expect to spend an incremental $40 million over the next few years on the development of our mortgage servicing platform. With respect to the core banking software, we expect to spend a total of approximately $55 million on development, enhancements and integration projects in 2006. Our ongoing efforts to upgrade our mortgage processing and core bank processing software systems have not materially affected our operations or materially impaired our ability to provide customers with services.
Government Regulation
      Various aspects of our businesses are subject to federal, state, and foreign regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties.
      As a provider of electronic data processing and back-office services to financial institutions such as banks, thrifts and credit unions we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.
      Beginning July 1, 2001, financial institutions were required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act. These regulations place restrictions on financial institutions’ use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The new regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves.
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
      Elements of our cash access business are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. This business is also subject to various state, local and tribal licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing.
      The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender and fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. RESPA and related regulations may to some extent restrict our real estate-related businesses from entering into certain preferred alliance arrangements. The U.S. Department of Housing and Urban Development is responsible for enforcing RESPA.
      Real estate appraisers are subject to regulation in most states, and some state appraisal boards have sought to prohibit our automated valuation applications. Courts have limited such prohibitions, in part on the ground of preemption by the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, but we cannot assure you that our valuation and appraisal services business will not be subject to regulation.
      The title agency and related services we provide are conducted through a underwritten title company, title agencies, and individual escrow officers. The underwritten title company operates only in California. The regulation of an underwritten title company in California is generally limited to requirements to maintain specified levels of net worth and working capital, and to obtain and maintain a license in each of the counties in California in which it operates. The title agencies and individual escrow officers are also subject to regulation by the insurance or banking regulators in many jurisdictions. These regulators generally require, among other items, that agents and individuals obtain and maintain a license and be appointed by a title insurer.
      The California Department of Insurance has recently commenced a review of levels of pricing and competition in the title insurance industry in California, in part with a view to determining whether prices are too high and if so, implementing rate reductions. New York, Colorado, Florida, Nevada and Texas insurance regulators have also announced similar inquiries (or other review of title insurance rates) and other states could follow. At this stage, we are unable to predict what the outcome will be of this or any similar review.
      Given that we conduct business in international markets as well as in the U.S., we are subject to laws and regulations in jurisdictions outside the U.S. that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.
      The IRS has proposed regulations under Section 468B regarding the taxation of the income earned on escrow accounts, trusts and other funds used during deferred exchanges of like-kind property and under Section 7872 regarding below-market loans to facilitators of these exchanges. The proposed regulations affect taxpayers that engage in like-kind exchanges and escrow holders, trustees, qualified intermediaries, and others that hold funds during like-kind exchanges. The proposed regulations are scheduled to be discussed at a public hearing on June 6, 2006. We currently do not know what the effect of these changes will have on our 1031 exchange businesses.
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

Employees
      As of February 1, 2006, we had approximately 19,323 employees, including approximately 3,217 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.
Available Information
      Our Internet website address is www.fidelityinfoservices.com. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. Our Corporate Governance Policy and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any shareholder who mails a request to the Corporate Secretary, Fidelity National Information Services, Inc., 601 Riverside Avenue, Jacksonville, FL 32204 USA. Other corporate governance-related documents can be found at our website as well.

Item 1A.	Risk Factors.
      In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant adverse effect on our results of operation and financial condition.
Risks Resulting from Our Recently Completed Business Combination

We will be controlled by Fidelity National Financial, Inc., or FNF, as long as it owns a majority of our common stock, and our other shareholders generally will be unable to affect the outcome of shareholder voting during this time.
      As a result of our recently completed business combination, FNF owns approximately 50.7% of the outstanding shares of our common stock. Subject to limitations under a shareholders agreement that we entered into with FNF, as long as FNF continues to hold a majority of our outstanding common stock, FNF will be able to elect all of our directors and determine the outcome of all corporate actions requiring shareholder approval. Further, under the shareholders agreement, until FNF no longer owns at least 30% of the total voting power of our outstanding stock, FNF will have the right to approve the hiring and firing of our Chief Executive Officer and Chief Financial Officer and our annual operating and capital expenditure budgets.
      FNF’s voting control will enable it to control decisions with respect to:

•	our business direction and policies;

•	mergers or other business combinations involving us or our subsidiaries, except as described below;

•	the acquisition or disposition of assets by us or our subsidiaries;

•	our financing; and

•	amendments to our articles of incorporation and bylaws.
      Although it will control whether we can merge or combine with a third party, FNF has agreed, under the shareholders agreement, to certain limitations on its ability to cause us to engage in transactions which are commonly referred to as “going-private transactions.”
      In addition to these effects, FNF’s control could make it more difficult for us to raise capital by selling stock or for us to use our stock as currency in acquisitions. This concentrated ownership also might delay or prevent a change in control and may impede or prevent transactions in which our other shareholders might otherwise receive a premium for their shares.

We could have conflicts with FNF, and the Chairman of our board of directors and other officers and directors will be subject to conflicts of interest due to their relationships with FNF and its other subsidiaries.
      Conflicts may arise between FNF, FNF’s majority owned subsidiary Fidelity National Title Group, Inc., or FNT, or their respective subsidiaries, on the one hand, and us, on the other, as a result of the parties’ ongoing agreements and the nature of their respective businesses. Among other things, we and our subsidiaries are parties to a variety of service agreements with FNF, FNT or FNT’s subsidiaries. Certain of our executive officers and directors will be subject to conflicts of interest with respect to these service agreements and other matters due to their relationships with FNF, FNT or their respective subsidiaries.
      Some of our executive officers and directors own substantial amounts of FNF and FNT stock and stock options because of their relationships with FNF and FNT. Such ownership could create or appear to create potential conflicts of interest when our directors and officers are faced with decisions that involve FNF, FNT, or any of their respective subsidiaries. Each of William P. Foley, II, Daniel D. (Ron) Lane and Cary H. Thompson, who are members of our board of directors, beneficially owns shares of FNF common stock. Other of our senior officers hold interests in FNF that were obtained through various employee benefit and compensation plans while at FNF and Former FIS. In addition, officers of FNF will provide services from time to time to us, FNT, and FNF. These persons also hold equity interests in FNF.
      Mr. Foley, the Chairman of our board of directors, is also the Chief Executive Officer and Chairman of the board of directors of FNF and Chairman of the board of directors of FNT. As an officer and director of these companies, he has obligations to us as well as to FNF and FNT and will have conflicts of interest with respect to matters potentially or actually involving or affecting us and FNF or any of its subsidiaries, including FNT.
      Matters that could give rise to conflicts between us and FNF or its other subsidiaries include, among other things:

•	past and ongoing contractual relationships involving us or our subsidiaries, on the one hand, and FNF and its subsidiaries, on the other hand, including service agreements and other arrangements with respect to the administration of tax matters, employee benefits, indemnification, and other matters;

•	the quality and pricing of services that we have agreed to provide to FNF subsidiaries or that those entities have agreed to provide to us;

•	sales or distributions by FNF of all or part of its ownership interest in our common stock; and

•	business opportunities arising for either us or FNF, FNT, or their respective subsidiaries that could be pursued by either us or by FNF, FNT, or one or more of their respective subsidiaries.
      We seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with FNF, FNT, and their respective subsidiaries and through oversight by independent members of our board of directors. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts with FNF, or that the resolution of any such conflicts will be no less favorable to us than if it were dealing with an unaffiliated third party.

We may lack adequate oversight because the Chairman of our board of directors is also both the Chief Executive Officer and Chairman of the board of directors of FNF and the Chairman of the board of directors of FNT.
      Mr. Foley, the Chairman of our board of directors, is also the Chairman of FNT’s board of directors and the Chief Executive Officer and Chairman of the board of directors of FNF. As an officer and director of multiple companies, he has obligations to us as well as FNF and FNT and may have conflicts of time with respect to matters potentially or actually involving or affecting us. As a non-executive chairman, it is expected that Mr. Foley will devote a minority of his time to us. If his duties as our Chairman require more time than Mr. Foley is able to allot, then his oversight of our activities could be diminished.

Our substantial leverage and debt service requirements may adversely affect our financial and operational flexibility.
      Following completion of the business combination, we had total debt of approximately $3.1 billion. This high level of debt could have important consequences to us, including the following:

•	the debt level makes us more vulnerable to economic downturns and adverse developments in our business, may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions, or other purposes and will limit our ability to pursue other business opportunities and implement certain business strategies;

•	we will need to use a large portion of the money we earn to pay principal and interest on our senior credit facilities, which will reduce the amount of money available to finance operations, acquisitions and other business activities, repay other indebtedness and pay shareholder dividends;

•	some of the debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	we will have a higher level of debt than certain of our competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.
      In addition, the terms of our senior credit facilities may restrict us from taking actions, such as making acquisitions or dispositions or entering into certain agreements that we might believe to be advantageous to us.

The historical financial information of Former FIS for periods prior to March 9, 2005 may not be representative of its results as a consolidated, stand-alone company.
      The historical financial statements of Former FIS do not reflect operations as a separate stand-alone entity for the historical periods presented prior to March 9, 2005, the date on which Former FIS engaged in a private placement of a minority interest in its common stock and was no longer a wholly owned subsidiary of FNF. Because prior to that date Former FIS’ businesses were either wholly owned subsidiaries of FNF, or were operated as divisions of wholly owned subsidiaries of FNF, Former FIS’ historical financial statements prior to that date were carved out from the consolidated financial statements of FNF using assets, liabilities, revenues, and expenses directly attributable to its operations and allocations to Former FIS of certain corporate expenses of FNF. Further, Former FIS’ historical financial statements prior to that date do not reflect the debt or interest expense Former FIS might have incurred if it had been a stand-alone entity. As a result of these and other factors, Former FIS’ historical financial statements for periods prior to March 9, 2005 do not necessarily reflect what its financial position and results of operations would have been if it had been operated as a stand-alone public entity during the periods covered, and may not be indicative of future results of operations or financial position as part of our combined company.

We may not be able to successfully integrate the businesses of Certegy and Former FIS.
      The success of our recently completed business combination will depend in large part upon our ability to integrate the organizations, operations, systems and personnel of Former FIS and Certegy. The integration of two previously independent companies is a challenging, time-consuming, and costly process. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with suppliers, customers, and employees or to achieve the anticipated benefits of the business combination. In addition, successful integration of the companies will require the dedication of significant management resources, which will temporarily detract attention from our day-to-day businesses. If management is not able to integrate the organizations, operations, systems, and personnel of Former FIS and Certegy in a timely and efficient manner, the anticipated benefits of the business combination may not be realized fully or at all or may take longer to realize than expected.
                  Failure to achieve expected synergies could result in the benefits of the business combination not being attained.
      We expect that our recently completed business combination will result in beneficial synergies for us and our subsidiaries. Achieving these anticipated synergies, however, will depend on a number of factors, some of which include:

•	retention of key management, marketing, and technical personnel;

•	correctly identifying areas where personnel and facilities can be consolidated without adverse effects on results of operations;

•	customers not deferring purchasing decisions as a result of the business combination;

•	our ability to increase sales of our products; and

•	competitive conditions in the industries in which we operate.
      The failure to achieve anticipated synergies could result in a failure to attain expected benefits to our combined business, financial condition and operating results.

Our failure to successfully cross-sell products and services to our existing customer bases could result in the full potential benefits of the business combination not being achieved.
      While we intend to take advantage of the business combination to seek cross-selling opportunities, such cross-selling efforts may face potential challenges for various reasons, such as difficulties in coordinating and incentivizing employees within one combined company and maintaining optimal quality control, managing existing customers’ potential resistance to outsourcing functions to a new vendor, and other matters. If the cross-selling synergies for increased revenue do not occur, the benefits of the business combination may not be achieved.

If FNF engages in the same types of businesses we conduct, our ability to successfully operate and expand our business may be limited.
      Under the shareholders agreement entered into in connection with our business combination, FNF agreed, and agreed to cause FNT and certain of its other affiliates to agree, not to compete with us in certain significant lines of business. However, these restrictions do not cover certain other lines of business in which we will operate, such as title agency services. Our mortgage origination services business provides centralized title agency services to large national lenders, and the revenues of former FIS for 2005 from this business were $80.9 million. Through its FNT operations, FNF provides similar national title agency services. Further, although we have agreed to place all title insurance business our title agency services generate with FNT’s title insurers, the latter are free to deal with other third party title agents.

      As previously noted, certain of our officers and directors are subject to conflicts of interest with respect to our business activities which compete with FNF, FNT or any of their respective subsidiaries. In addition, due to the significant resources of FNF, including financial resources, FNF could have a significant competitive advantage over us if and when we compete with them, which could have an adverse effect on our financial condition and results of operations.

Sales of our shares by large, registered shareholders could adversely affect the trading price of our shares.
      In connection with the business combination, we entered into a registration rights agreement with the former stockholders of Former FIS requiring us to register the shares of our common stock that are now beneficially owned by them. Consequently, we have to date registered for resale from time to time shares which collectively account for approximately 16.7% of our shares outstanding after the merger. Sales of these shares, or the possibility that sales of these shares or of other shares issued in the business combination may occur in unlimited amounts and without prior notice, could adversely affect the trading price of our shares.
Risks Related to Our Business

If we fail to adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers and have difficulty attracting new customers for our products and services.
      The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current products and services, and develop and introduce new products and services that address the increasingly sophisticated needs of our customers and their clients. These initiatives carry the risks associated with any new product or service development effort, including cost overruns, delays in delivery, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new products and services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products and services, or that our new products and services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance.
      For example, the specific products and services that we deliver to the electronic payments market are designed to process transactions and deliver reports and other information on those transactions at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our revenues and operating income if new products are not delivered timely to our customers, or a loss of revenue, or possible claims for damages if new products and services do not perform as anticipated.
      Additionally, we currently are engaged in significant efforts to upgrade two of our most important applications: our core bank processing software and our mortgage processing software. These applications were acquired upon our acquisition of Fidelity Information Services, Inc., or FI, from Alltel Information Services, Inc. in 2003. We spent the period immediately following the acquisition discussing with key customers the changes that they would like to see made in those products. In 2004, we began the development work to implement changes required to keep pace with the marketplace and the requirements of our customers. In addition to amounts already spent, we expect to spend approximately $40.0 million on the development of our mortgage servicing platform. With respect to the core banking software, during 2005 we spent approximately $56.0 million on enhancement and integration projects, and during 2006 we expect to spend approximately $55.0 million on such projects. If we are unsuccessful in completing or gaining market acceptance of these and other upgrade efforts, it would likely have a material adverse effect on our ability to retain existing customers or attract new ones.

We operate in a competitive business environment, and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.
      The market for our services is intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. We face direct competition from third parties, and since many of our larger potential customers have historically developed their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential customers’ in-house capacities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition, and results of operations.

If we are unable to successfully consummate and integrate acquisitions, our results of operations may be adversely affected.
      As part of our growth strategy, we have made numerous acquisitions in recent years. We anticipate that we will continue to seek to acquire complementary businesses, products and services. This strategy will depend on the ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so will be made more difficult by our substantial debt. If we are unable to acquire suitable acquisition candidates, we may experience slower growth.
      Further, even if we successfully complete acquisitions, we will face challenges in integrating any acquired business. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions and cross-selling opportunities. There can be no assurance that we will be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together, and the process of integrating these acquisitions may disrupt our business and divert our resources.

Decreased lending and real estate activity may reduce demand for certain of our services and adversely affect our results of operations.
      Revenues from information services and lender services operations are closely related to the general level of real estate transactions, such as real estate sales and mortgage refinancings. Real estate sales are affected by a number of factors, including mortgage interest rates, the availability of funds to finance purchases and general economic conditions. Prevailing mortgage interest declined to record lows in recent years, and the volume of real estate transactions experienced record highs. However, these trends did not continue, and the volume of refinancing transactions in particular and mortgage originations in general declined in 2004 and again in 2005 from 2003 levels, resulting in reduction of revenues in some of our businesses. Some of our services and related applications, including our automated title agent process that accounted for substantial revenues from our lender services operations in 2003, are currently used exclusively for refinancing transactions. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

Our revenues from the sale of services to VISA and MasterCard organizations are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship, and the loss or suspension of this certification or sponsorship could adversely affect our business.
      In order to provide our card services, we must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an independent sales organization of VISA. These designations are dependent upon our continuing adherence to the standards of the VISA and MasterCard associations. The member financial institutions of VISA and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a certified processor, as a member service provider, or as an independent sales organization could be suspended or terminated. The termination of our member service provider status or our status as a certified processor, or any changes in the VISA and MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for the VISA or MasterCard organizations would result in the loss of business from VISA or MasterCard issuing customers, and lead to a reduction in our revenues, which would have a material adverse effect on our business.

Consolidation in the banking and financial services industry could adversely affect our revenues by eliminating some of our existing and potential customers and could make us more dependent on a more limited number of customers.
      There has been and continues to be substantial merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our customers and potential customers, which could adversely affect our revenues even if these events do not reduce the aggregate number of customers or the banking and other activities of the consolidated entities. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. In addition, it is possible that the larger banks or financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations.

Many of our customers are subject to a regulatory environment and to industry standards that may change in a manner that reduces the number of transactions in which our customers engage and therefore reduces our revenues.
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

Demand for many of our products and services is sensitive to the level of consumer transactions generated by our customers, and accordingly, our revenues could be impacted negatively by a general economic slowdown or any other event causing a material slowing of consumer spending.
      A significant portion of our revenue is derived from transaction processing fees. Any changes in economic factors that adversely affect consumer spending and related consumer debt, or a reduction in check writing or credit and debit card usage, could reduce the volume of transactions that we process, and have an adverse effect on our business, financial condition and results of operations.

Potential customers of our financial information software and services business may be reluctant to switch to a new vendor, which may adversely affect our growth, both in the U.S. and internationally.
      For banks and other potential customers of our financial information software and services segment, switching from one vendor of bank core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. Many potential customers worry about potential disadvantages such as loss of accustomed functionality, increased costs and business disruption. As a result, potential customers, both in the U.S. and internationally, often resist change. We seek to overcome this resistance through strategies such as making investments to enhance the functionality of our software. However, there can be no assurance that our strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth, both in the U.S. and internationally.

We have a long sales cycle for many of our applications and if we fail to close sales after expending significant time and resources to do so, our business, financial condition, and results of operations may be adversely affected.
      The implementation of many of our applications often involves significant capital commitments by our customers, particularly those with smaller operational scale. Potential customers generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort, and money educating them as to the value of our software and services. We incur substantial costs in order to obtain each new customer. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our customers’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources or we experience delays, it could have a material adverse effect on our business, financial condition, and results of operations.

To continue to grow our card issuer business profitably, we must expand our share of the credit and debit card transaction processing market and enter new markets, and the failure to do this could adversely affect our business.
      Our domestic card issuer business is concentrated in the independent community bank and credit union segments of the market, and we have achieved a significant degree of penetration of these market segments. While we intend to continue our vigorous pursuit of expansion within these segments, future growth and profitability of this business will significantly depend upon our ability to penetrate other markets, including emerging markets for electronic transaction processing, such as international transaction processing and Internet payment systems. As part of our strategy to achieve this expansion, we will continue to seek acquisition opportunities, investments, and alliance relationships that will facilitate our expansion; however, we may not be able to complete suitable acquisitions, investments or alliances, and if we do, they may not provide us with the benefits we anticipated. Also, we may not have adequate financial and technological resources to develop products and distribution channels that will satisfy the demands of new markets.

We may experience software defects, development delays, and installation difficulties, which would harm our business and reputation and expose us to potential liability.
      Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new applications and services. Further, the software underlying our services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers. Defects in our software, errors, or delays in the processing of electronic transactions, or other difficulties could result in:

•	interruption of business operations;

•	delay in market acceptance;

•	additional development and remediation costs;

•	diversion of technical and other resources;

•	loss of customers;

•	negative publicity; or

•	exposure to liability claims.
      Although we attempt to limit our potential liability through disclaimers and limitation-of-liability provisions in our license and customer agreements, we cannot be certain that these measures will be successful in limiting our liability.

Security breaches or computer viruses could harm our business by disrupting our delivery of services and damaging our reputation.
      As part of our business, we electronically receive, process, store, and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, checking and savings account numbers, and payment history records. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers.

If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.
      As a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our customer relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new customers. In addition, if more restrictive privacy laws or rules are adopted in the future on the federal or state level, or, with respect to our international operations, by authorities in foreign jurisdictions on the national, provincial, state, or other level, that could have an adverse impact on us.

If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.
      Our ability to provide reliable service in a number of our businesses depends on the efficient and uninterrupted operations of our computer network systems and data centers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry, and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Any significant interruptions could:

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

Our outsourcing of key development functions overseas may lead to quality control issues that affect our business operations.
      By outsourcing development functions overseas, we may experience quality control issues in our applications offered to our markets. Overseas outsourcing operations are subject to risk of quality control deficiencies due to the physical distance from our headquarters, the increased potential for instructions and guidance to be misunderstood, a lack of direct institutional control and the time and expense it will take to provide on site training. Any one of these factors make it more difficult for us to maintain quality control, and the potential for quality control issues may impact our ability to maintain and or increase our customer base.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position.
      Our ability to compete depends upon proprietary systems and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright, and trade secret protection may not be available in every country in which our applications and services are made available online. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our results of operations or financial condition.

If our applications or services are found to infringe the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.
      As our information technology applications and services develop, we may become increasingly subject to infringement claims. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing or using applications that incorporate the challenged intellectual property;

•	require us to redesign our applications, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.
      There can be no assurance that third parties will not assert infringement claims against us in the future with respect to our current or future applications and services.

We may not succeed with our current and future expansion of our international operations and such failure may adversely affect our growth and results of operations.
      In 2005, sales outside of the U.S. represented approximately 6.7% of the revenues of Former FIS. Additionally, approximately 16.4% of the consolidated revenues of Certegy for the year ended December 31, 2005 and 38.1% of Certegy’s consolidated assets at December 31, 2005 are associated with operations outside of the U.S.
      We believe there are additional opportunities to expand our international operations, and we expect to commit significant resources to expand our international sales and marketing activities. However, overall we are less well-known internationally than in the United States and have less experience with local business conditions. In addition, we will face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance, and we will be increasingly subject to a number of other risks and potential costs, including:

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
      There can be no assurance that we will be able to compete successfully against current or future international competitors or that our relative inexperience with international operations will not limit or hinder our success.
Statement Regarding Forward-Looking Information
      The information contained in this Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
      Important factors that may affect these projections or expectations include, but are not limited to:

•	general political, economic, and business conditions, including the possibility of intensified international hostilities, acts of terrorism, and general volatility in the capital markets;

•	a decrease in the volume of real estate transactions such as real estate sales and mortgage refinancings, which can be caused by high or increasing interest rates, a shortage of mortgage funding, or a weak United States economy;

•	consolidation in the mortgage lending or banking industry;

•	security breaches of our systems and computer viruses affecting our software;

•	the impact of competitive products and pricing;

•	the ability to identify suitable acquisition candidates and the ability to finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price;

•	our ability to integrate any acquired business’ operations, products, clients, and personnel;

•	changes in, or the failure to comply with, government regulations, including privacy regulations; and

•	other risks detailed elsewhere in this Risk Factors section and in our other filings with the Securities and Exchange Commission.
      All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that expectations derived from them will be realized. When used in our documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “objective,” “projection,” “forecast,” “goal,” or similar words are intended to identify forward-looking statements.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Our corporate headquarters are located in Jacksonville, Florida, in an owned facility. Fidelity National Title Group, Inc., a majority owned subsidiary of FNF, occupies and pays us rent for approximately 121,000 square feet in this facility. We lease office space as follows:

Number of
State	Locations(1)

California	51
Texas	24
Florida	22
New York, Illinois	11
Ohio	10
Georgia	7
New Jersey, Maryland, and Alabama	6
Other	72

(1)	Represents the number of locations in each state or country listed.
      We also lease approximately 47 locations outside the United States. We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings.
      In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:

•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies and the current challenging legal environment faced by large corporations.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience.

•	We review these matters on an on-going basis and follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	In the opinion of our management, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.
      Former FIS, together with certain of its employees and Fidelity National Financial, Inc. (“FNF”), were named on March 6, 2006 as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”), a Chinese company that formerly acted as a sales agent for Alltel Information Services (“AI”), the predecessor to Fidelity Information Services, in China.
      Grace originally filed a lawsuit in December 2004 in state court in Monterey County, California, alleging that FIS breached the sales agency agreement between Grace and AI by failing to pay Grace commissions on certain contracts in 2001 and 2003. However, the 2001 contracts were never completed and the 2003 contracts, as to which Grace provided no assistance were for a different project and were executed one and one-half years after FIS terminated the sales agency agreement with Grace. In addition to its breach of contract claim, Grace also alleged that FNF violated the Foreign Corrupt Practices Act (FCPA) in its dealings with a bank customer in China. FNF denied Grace’s allegations in this California lawsuit.
      In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum. On March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida arising from the same transaction, and added an additional allegation to its complaint that FNF violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. FNF and its subsidiaries intend to defend this case vigorously. On March 7, 2006, FNF filed its motion to dismiss this lawsuit and denied Grace’s underlying allegations.
      FNF and its counsel have investigated these allegations and, based on the results of the investigations, FNF does not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on FNF’s or any of its subsidiaries’ financial position, results of operations or cash flows. FNF is fully cooperating with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.
      On October 22, 2004, a complaint for patent infringement was filed in the matter of USA Payments, Inc. and Global Cash Access, Inc. v. U.S. Bancorp dba U.S. Bank, et al., Case No. CV-S-04-1470-JCM PAL, U.S. District Court, District of Nevada. The complaint named Certegy Inc. and three of its subsidiaries, Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. as defendants. The plaintiffs were seeking injunctive relief, an unspecified amount of damages (but no less than an unspecified reasonable royalty), a trebling of damages, together with pre-judgment interest, and attorneys’ fees. The parties have reached an oral understanding on the material terms of a settlement, which would not result in any payment by the Company. Negotiation of a definitive agreement is in process.
      On July 15, 2004, Sourceprose Corporation (“SP”) filed a complaint in the U.S. District Court, Eastern District of Texas, Marshall Division, against FNF and four of our subsidiaries, Fidelity National Information Solutions, Inc., Fidelity Information Services, Inc., FNIS Flood Services, L.P. (d/b/a LSI Flood Services) and Geotrac, Inc. (collectively, the “Fidelity Defendants”). SP alleges that it is the owner assignee of certain patents covering systems and methods for performing manually assisted flood zone determinations, which have been infringed by the Fidelity Defendants’ use of certain practices within the scope of such patents, including the performance of manually assisted flood zone determinations. SP seeks a declaration that the patents are valid and enforceable, a declaration that the patents were and are infringed by the Fidelity Defendants, preliminary and permanent injunctions against the alleged infringement and actual and treble damages, interest, costs and attorneys’ fees. The Fidelity Defendants have filed summary judgment motions that SP opposed, but the court has not yet ruled on these motions. The lawsuit is set for trial on April 3, 2006. The Fidelity Defendants intend to vigorously defend this action.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS.” The table set forth below provides the high and low sales prices of the common stock and the cash dividends declared per share of common stock of Certegy for each quarter of 2005 and 2004.

	High	Low	Dividend

2005
First Quarter	$37.00	$33.73	$0.05
Second Quarter	$39.02	$32.35	$0.05
Third Quarter	$41.01	$33.05	$0.05
Fourth Quarter	$41.29	$36.42	$0.05
2004
First Quarter	$35.04	$31.32	$0.05
Second Quarter	$39.61	$34.10	$0.05
Third Quarter	$39.73	$36.20	$0.05
Fourth Quarter	$38.35	$32.70	$0.05
      As part of the merger transaction, Certegy declared a $3.75 per share special cash dividend that was paid to its pre-merger shareholders at the consummation of the merger. As of January 31, 2006, there were approximately 6,327 shareholders of record of our common stock.
      We began declaring cash dividends to common shareholders in the third quarter of 2003. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements, including Former FIS’s credit facility, to which we became a party in connection with the merger. A regular quarterly dividend of $.05 per common share is payable March 30, 2006 to shareholders on record as of the close of business on March 20, 2006.
      Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.
      During the three months ended December 31, 2005, none of the registrant’s equity securities were purchased by the registrant or any affiliated purchaser.

Item 6.	Selected Financial Data.
      The selected financial data set forth below constitutes historical financial data of Certegy and should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8: Financial Statements and Supplementary Data included elsewhere in this report.

      On February 1, 2006, Fidelity National Information Services, Inc., a Delaware corporation, or Former FIS, was merged into a wholly owned subsidiary of Certegy in a tax-free merger. For accounting and financial reporting purposes, the merger will be treated as a reverse acquisition of Certegy by Former FIS under the purchase method of accounting pursuant to accounting principles generally accepted in the U.S. Accordingly, our historical financial information for periods prior to the merger contained in future reports covering post-merger periods will be historical financial information of Former FIS.
      In September 2004, Certegy’s Board of Directors approved a plan to sell the merchant acquiring business, at which time, the held for sale criteria in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), were met. Therefore, Certegy’s financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheets. We plan to continue to operate the institution processing business, which we believe is complementary to our card issuing business. The merchant acquiring operations were historically included in Certegy’s Card Services segment. The sale of the merchant acquiring business was completed during 2005. See Note 5 to the consolidated financial statements for further information.

	Year Ended December 31,

	2005(1)	2004	2003(2)	2002(2)	2001

	(Dollars in thousands, except for per share data)
Results of Operations:
Revenues(3)	$1,117,141	$1,039,506	$921,734	$906,791	$838,330
Operating expenses(3)(4)(5)(9)	932,186	871,010	783,550	773,845	698,186

Operating income	184,955	168,496	138,184	132,946	140,144
Other income, net	2,435	1,207	2,339	1,119	78
Interest expense(6)	(12,832)	(12,914)	(7,950)	(7,120)	(7,200)

Income from continuing operations before income taxes, equity in earnings of unconsolidated entity, minority interests, and cumulative effect of a change in accounting principle	174,558	156,789	132,573	126,945	133,022
Provision for income taxes	(68,927)	(59,111)	(50,429)	(50,231)	(52,791)
Equity in earnings of unconsolidated entity	(117)	—	—	—	—
Minority interests in earnings, net of tax	—	—	—	—	(945)

Income from continuing operations before cumulative effect of a change in accounting principle	105,514	97,678	82,144	76,714	79,286
Income from discontinued operations, net of tax	24,805	5,934	3,897	2,926	3,879
Cumulative effect of a change in accounting principle, net of tax(7)	—	—	(1,335)	—	—

Net income	$130,319	$103,612	$84,706	$79,640	$83,165

	Year Ended December 31,

	2005(1)	2004	2003(2)	2002(2)	2001

	(Dollars in thousands, except for per share data)
Basic earnings per share:
Income from continuing operations before cumulative effect of an accounting change	$1.70	$1.55	$1.26	$1.12	$1.16
Income from discontinued operations	0.40	0.09	0.06	0.04	0.06
Cumulative effect of an accounting change	—	—	(0.02)	—	—

Net income	$2.10	$1.65	$1.30	$1.17	$1.22

Diluted earnings per share:
Income from continuing operations before cumulative effect of an accounting change	$1.66	$1.53	$1.25	$1.11	$1.15
Income from discontinued operations	0.39	0.09	0.06	0.04	0.06
Cumulative effect of an accounting change	—	—	(0.02)	—	—

Net income	$2.06	$1.62	$1.29	$1.15	$1.20

Cash dividends declared per common share	$0.20	$0.20	$0.10	$—	$—
Other Operating Data:
Depreciation & amortization	$51,858	$47,449	$42,030	$39,050	$45,677
Capital expenditures	$63,566	$40,908	$43,747	$48,961	$49,349
Ratio of earnings to fixed charges(8)	10.46x	9.94x	11.52x	11.88x	11.77x
Balance Sheet Data:
Total assets	$972,435	$922,209	$785,356	$702,141	$736,203
Long-term debt	$227,881	$273,968	$222,399	$214,200	$230,000
Total shareholders’ equity	$459,270	$307,287	$266,751	$202,392	$212,935

(1)	Certegy’s financial results for the year ended December 31, 2005 include merger and acquisition costs of $11.2 million. These costs include investment banking, legal, accounting, and other direct costs of $8.3 million related to the merger with Former FIS and $2.9 million related to the possible formation and acquisition of a majority ownership in a card and merchant processing joint venture in Brazil. See Notes 3 and 13 to the consolidated financial statements for further information.

(2)	Certegy’s financial results for the years ended December 31, 2003 and 2002 include other charges of $12.2 million ($7.7 million after-tax) in each year. The other charges in 2003 include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of the Brazilian card operation, and $(0.1) million of market value recoveries on collateral assignment in life insurance policies, net of severance charges. The other charges in 2002 include an impairment write-off of $4.2 million for the remaining intangible asset value assigned to an acquired customer contract in the Brazilian card operation, due to the loss of the customer; a $4.0 million charge for the settlement of a class action lawsuit, net of insurance proceeds; and $4.0 million of severance charges and market value losses on collateral assignment in life insurance policies. See Note 3 to the consolidated financial statements for further information.

(3)	On January 1, 2002, Certegy adopted Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred,” which required reimbursements received for out-of-pocket expenses to be reclassified from operating expenses to revenues. Amounts for years prior to 2002 were reclassified to conform to this presentation.

(4)	General corporate expense was $35.3 million, $26.6 million, $22.7 million, $25.3 million, and $14.0 million, respectively, for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

(5)	Certegy adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which ceased the amortization of goodwill. Adoption of the non-amortization provisions of SFAS No. 142 as of January 1, 2001 would have increased net income for the year ended December 31, 2001 by $7.3 million, which is net of $1.3 million of income taxes.

(6)	In conjunction with Certegy’s spin-off from Equifax in July 2001, it made a cash payment to Equifax of $275 million to reflect its share of Equifax’s pre-distribution debt used to establish Certegy’s initial capitalization. This was funded through $400 million of unsecured revolving credit facilities obtained in July 2001. Interest expense for periods prior to the spin-off principally consist of interest paid on a line of credit held by the Brazilian card business and interest charged by Equifax on overnight funds borrowed on Certegy’s behalf.

(7)	The cumulative effect of accounting change expense of $1.3 million in 2003 reflects the adoption of certain provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” on December 31, 2003 related to the synthetic lease on the St. Petersburg, Florida operations facility. See Note 2 to the consolidated financial statements for further information.

(8)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” consist of income from continuing operations before income taxes, cumulative effect of a change in accounting principle, and fixed charges, but including equity in earnings of unconsolidated entity and minority interests in earnings. “Fixed charges” consist of interest on indebtedness, amortization of deferred financing costs, and an estimated amount of rental expense that is deemed to be representative of the interest factor.

(9)	Effective January 1, 2005, Certegy adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified retrospective method, restating all prior periods, and as a result recorded stock option compensation expense of $5.8 million, $11.2 million, $10.0 million, $14.2 million, and $5.1 million for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Our current business operations and organizational structure result from the business combination on February 1, 2006, of Certegy Inc., or Certegy, and Fidelity National Information Services, Inc., a Delaware corporation, or Former FIS, pursuant to which Former FIS was merged into a wholly-owned subsidiary of Certegy.
      Unless stated otherwise or the context otherwise requires, all references in the following discussion and analysis to “us,” “we,” “our” or the “Company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries; all references to “Certegy” are to Certegy Inc., and its subsidiaries, prior to the merger; all references to “Former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the merger; all references to “FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owns a majority of our outstanding shares; and all references to the “merger” are to the merger on February 1, 2006, of Former FIS into a wholly-owned subsidiary of Certegy.
      The following discussion and analysis focuses on the financial condition and results of operations of Certegy for the historical periods presented (which are prior to the merger) and should be read in conjunction with Item 6: Selected Financial Data and Item 8: Financial Statements and Supplementary Data included elsewhere in this report. Because the stockholders of Former FIS now hold a majority of our outstanding shares of common stock, for accounting and financial reporting purposes the merger will be treated as a reverse acquisition of Certegy by Former FIS under the purchase method of accounting pursuant to accounting principles generally accepted in the U.S. (“GAAP”). Accordingly, our historical financial information for periods prior to the merger presented in future reports covering post-merger periods will be the historical financial information of Former FIS rather than Certegy.

      Throughout this management’s discussion and analysis, we refer to certain financial amounts both on a before-and after-tax basis. Management believes it is helpful to include the after-tax effect of certain financial charges to allow investors and management to evaluate their impact on net income and diluted earnings per share.
Overview
      During fiscal year 2005, Certegy’s business consisted of providing credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services. Card Services provided card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, the Caribbean, and Canada. Additionally, Card Services provided merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provided check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.
      Shortly after consummating the merger, we implemented our new organizational structure, and we will report under a new operating segment structure beginning with the reporting of first quarter 2006 results. Effective as of February 1, 2006, the reportable segments of the combined company are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This structure reflects how our businesses are now being managed consistent with the new operating structure that we adopted following the merger. Certegy’s former reportable segments of Card and Check Services are now included in the TPS segment.
      Card Services. The Card Services business provides a full range of card issuer services that enable banks, credit unions, retailers, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. Additionally, we process American Express cards in Australia, the Caribbean, and Brazil. Our debit card services support both off-line debit cards, which are processed similarly to credit cards, and on-line debit cards, through which cardholders obtain immediate access to funds in their bank accounts through ATMs or merchant point-of-sale terminals. In the U.S., our card processing business is concentrated in the independent community bank and credit union segments of the market. We have long-term contractual alliances with two trade associations representing independent community banks and credit unions in the U.S., the Independent Community Bankers of America (“the ICBA”) and Card Services for Credit Unions (“CSCU”), which expire in 2011 and 2009, respectively. Internationally, we service both large and small financial institutions and provide our card issuer services through our operations in the U.S., Brazil, Chile, the U.K., Australia, and the Caribbean. Our merchant processing services enable retailers and other businesses to accept credit, debit, and other electronic payment cards from purchasers of their goods and services, while our e-banking services enable financial institutions to offer Internet banking and related products to consumers and businesses. Card issuing software, support, and consulting services allow customers to manage their credit card programs.
      Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related products. We continue to launch new products aimed at serving this demand. In recent years, we have introduced a variety of stored-value card types, Internet banking, and electronic bill presentment/payment products, as well as a number of card enhancement and loyalty/reward programs. The common theme among these offerings continues to be convenience and security for the consumer coupled with value to the financial institution. Additionally, in 2004, Certegy acquired Crittson Financial Services LLC (“Crittson”), a full-service provider of card and merchant processing services.
      We continue to pursue growth in the international markets. In 2003, Certegy entered into an eight-year agreement with a Thailand financial institution to process its VISA and MasterCard credit cards and unsecured personal loans. In 2004, Certegy acquired Caribbean CariCard Services, Inc. (“CariCard”), a third party transaction processor in the Caribbean. In 2005, Certegy announced that it finalized a multi-year transaction processing agreement with a leading European retail specialist service group to provide card and loan transaction processing services to its subsidiaries in the U.K., Spain, Portugal, Belgium and Holland.

Recently, we signed a seven-year extension of our card processing agreement with a multi-national Australian-based financial institution.
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
      In recent years, we have introduced several new products for existing and new markets, such as third-party check collections; electronic check risk management solutions for point-of-sale, call center, and electronic commerce applications; and PayCheck Accepttm, which enables supermarkets and gaming establishments to reduce the risk of check losses and fraud in connection with their payroll check cashing services. Additionally, the acquisition of Game Financial Corporation (“Game Financial”) on March 1, 2004, helps position us as a leading provider of comprehensive cash access services in the gaming industry and broadens our check risk management product line and customer base. On February 1, 2006, we acquired certain assets of FastFunds Financial Corporation (“FastFunds”) and its wholly-owned subsidiary Chex Services, Inc. (“Chex Services”). FastFunds, through Chex Services, provides comprehensive cash access services including check cashing, automated teller machine access, and credit and debit card cash advance services to approximately 50 casinos and gaming establishments in the U.S., Canada, and the Caribbean. This acquisition further strengthens our position in the gaming industry and provides new growth opportunities in the Native American and Caribbean markets.
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
      Annually, we experience a decline in base volumes related to factors that include customer attrition, which in recent years has been largely isolated to our regional small customer base. Our base volumes are also impacted by the migration of consumers to other payment means and the retail sales activity of our customers, which can be affected by general economic conditions and other factors that may relate to certain retailers. We believe that many consumers who rely on checks as a means of retail payment may be more heavily impacted by certain economic factors than the consuming population as a whole. We are unable to accurately quantify the specific impact of each of these individual factors on the annual decline in base volumes. Typically, the addition of new customers offsets the decline in base volumes. During 2005, total check volumes increased by approximately $13 billion, or 31.5 percent. Verification volumes grew by $11.8 billion, which is more than double the prior year’s volumes, while guarantee volumes grew $0.9 billion, or 2.8 percent, as the recent mix of new customers has been more focused in our verification products. Over time, we expect the trend of customers using verification products to migrate over to guarantee products to continue.
      Key Performance Indicators. Management uses various key indicators to manage its business, including revenue and operating income growth, operating margin, earnings per share growth, number of cards and accounts on file, and volumes processed.
      Comparability of Financial Results. Certegy’s financial results for 2003 were adversely impacted by the loss of a large customer in its Brazilian card operation, which discontinued using its card processing services at the beginning of March 2003. In the Check Services segment, Certegy’s financial results in 2003 were adversely impacted by slow retail volumes due to general economic conditions, and, in addition, incremental start-up costs relating to the check cashing services business. Additionally, certain of the business developments described in the next section also affected the comparability of Certegy’s financial results for the years ended December 31, 2005, 2004, and 2003.
Business Developments
      Merger and Acquisition Costs. Merger and acquisition (“M&A”) costs consist of investment banking, legal, accounting, and other direct costs related to the merger with Former FIS and the possible formation and acquisition of a majority ownership in a card processing joint venture in Brazil. During 2005, Certegy was selected to exclusively negotiate with two of the largest card issuing banks in Brazil to establish and acquire a majority ownership interest in a new joint venture company that will provide a wide range of card processing services. Currently, it is anticipated that the card issuing banks will contribute long-term exclusive processing contracts to the joint venture, and we will contribute consideration of cash and other capital, which may include part or all of our existing Brazilian operations. We cannot, at this time, predict the timing or ultimate outcome of this possible joint venture. Certegy incurred $11.2 million of M&A costs related to these transactions during 2005. Merger costs of $8.3 million are included in Corporate expense while $2.9 million in joint venture costs are included in Card Services.
      Adoption of SFAS 123(R). Effective January 1, 2005, Certegy adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)) using the modified retrospective transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for all prior periods presented have been restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. Refer to Notes 2 and 8 in the consolidated financial statements for further information.
      Compensation cost recognized in any period is impacted by the number of stock options granted and the vesting period (which generally varies between three and four years), as well as the underlying assumptions used in estimating the fair value on the date of grant.
      Discontinued Operations. Certegy’s merchant processing operations previously consisted of two businesses: (1) merchant acquiring, which was sold in 2005, where Certegy was a direct party to contracts with merchants regarding the provision of card processing services for the merchant, and Certegy was subject to the associated risk that a cardholder billing dispute would be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, which provides authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. Certegy viewed merchant acquiring as a non-strategic business and over the past few years, had operated this business conservatively to reduce exposure to merchant risk, which in the short-term improved overall profitability but limited growth. FIS plans to continue to operate the institution processing business, which we believe is complementary to our card issuing business.

      During the second quarter of 2005, Certegy completed the sale of a majority of its merchant acquiring business for $57.0 million and recognized an after-tax gain of $27.3 million ($0.43 per diluted share) on the sale. Also during the second quarter of 2005, Certegy recorded a $6.8 million after-tax write-down ($0.11 per diluted share) of its remaining merchant acquiring portfolio to its estimated net realizable value. In the third quarter of 2005, Certegy completed the sale of its remaining discontinued merchant acquiring portfolio for $3.0 million of cash, which approximated net book value at the date of the sale.
      Certegy’s financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheet at December 31, 2004. The results of operations are treated as income from discontinued operations, net of tax, and separately stated in the consolidated statements of income, below income from continuing operations. The merchant acquiring operations were historically included in the Card Services segment. Refer to Note 5 in the consolidated financial statements for further information.
      Acquisitions. On March 1, 2004, we completed the purchases of Game Financial, a provider of debit and credit card cash advances, ATM access, and check cashing services in gaming institutions, and Crittson, a full service provider of card and merchant processing services. The acquisition of Game Financial helps position FIS as a leading provider of comprehensive cash access services in the gaming industry and broadens our check risk management product line and customer base, while the acquisition of Crittson further strengthens our U.S. market share as the leading third party credit card processor for community banks and credit unions. On August 6, 2004, Certegy completed the acquisition of CariCard, a third party transaction processor in the Caribbean. CariCard provides a wide range of products and services to financial institutions, retailers, and the petroleum industry in 16 countries throughout the Caribbean.
      The above acquisitions were accounted for as purchases and their results of operations have been included in Certegy’s consolidated statements of income from the dates of acquisition. The pro forma effects of these acquisitions on Certegy’s consolidated financial statements were not material. Refer to Note 4 in the consolidated financial statements for further information.
      On February 1, 2006, we acquired certain assets of FastFunds and its wholly-owned subsidiary Chex Services. FastFunds, through Chex Services, provides comprehensive cash access services including check cashing, automated teller machine access, and credit and debit card cash advance services to approximately 50 casinos and gaming establishments in the U.S., Canada, and the Caribbean.
      $200 Million Note Offering. In September 2003, Certegy completed an offering of $200 million aggregate principal amount of 4.75 percent senior unsecured notes, which mature in September 2008. The proceeds from this offering were used to pay off the outstanding indebtedness under Certegy’s $300 million revolving credit facility and for general corporate purposes. Refer to Note 6 in the consolidated financial statements for further information.
      Adoption of FIN 46. On December 31, 2003, Certegy adopted certain provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) as required for the synthetic lease on our St. Petersburg, Florida operations facility. In conjunction with the adoption of FIN 46, Certegy recognized a cumulative effect of accounting change expense of $1.3 million after-tax, or $0.02 per diluted share. Additionally, it recorded property and equipment of $21.0 million, which is net of accumulated depreciation, deferred income tax assets of $0.8 million, long-term notes payable of $22.4 million, and a minority interest liability of $0.8 million, which is included in other long-term liabilities in the consolidated balance sheet. Refer to Notes 2 and 6 in the consolidated financial statements for further information.
      Share Repurchase Authority. In May 2004, the Certegy Board of Directors approved a $100 million share repurchase program, which replaced the prior authority. As of December 31, 2005, there was approximately $43.3 million remaining authority for share repurchases.
      Other Charges. During 2003, Certegy recorded other charges of $12.2 million ($7.7 million after-tax). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract,

$2.7 million of charges related to the downsizing of the Brazilian card operation, and $(0.1) million of market value recoveries on the collateral assignment in life insurance policies, net of severance charges. Refer to Note 3 in the consolidated financial statements for further information.
Components of Income Statement
      The Card Services business generates revenues from charges based on transaction volumes, accounts or cards processed, and fees for various services and products, while Check Services generates revenues from charges based on transaction volumes, face value of checks guaranteed, and fees for various check services and products. Revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. Costs of services consist primarily of the costs of transaction processing systems; personnel costs to develop and maintain applications, operate computer networks, and provide customer support; losses from check guarantee services; interchange (processing fees paid to credit card associations) and other fees related to merchant processing; depreciation and occupancy costs associated with the facilities where these functions are performed; and reimbursed out-of-pocket expenses. Selling, general, and administrative expenses consist primarily of salaries, wages, and related expenses paid to sales, non-revenue customer support functions, and administrative employees and management.
      As mentioned previously, Certegy’s merchant processing operations previously consisted of two businesses, merchant acquiring and institution processing. In the merchant acquiring business, which has now been sold, where Certegy was a direct party to contracts with merchants, revenues collected for services were based primarily on a discount rate, which considered the cost of interchange fees. In the institution processing business, where our relationship is with the financial institution that contracts directly with the merchant, we collect the interchange fees in addition to transaction fees. In both instances, we are responsible for collecting the interchange fees after settling with the credit card associations and thus, interchange fees are recorded as a component of revenues and costs of services in the consolidated statements of income. Interchange fees reflected in the consolidated statements of income for 2005, 2004, and 2003 from continuing operations (institution processing) were $87.1 million, $69.0 million, and $62.8 million, respectively.
Highlights of Certegy’s 2005 Consolidated Financial Results
      Highlights of the 2005 consolidated financial results as compared to 2004 are as follows:

•	Revenues grew 7.5 percent to $1.1 billion.

•	Operating income of $185.0 million, which includes $11.2 million of M&A costs, increased 9.8 percent.

•	Interest expense totaled $12.8 million compared to $12.9 million in 2004.

•	Income from continuing operations, which includes $11.2 million of M&A costs, increased 8.0 percent to $105.5 million.

•	Diluted earnings per share from continuing operations, which includes $0.18 of M&A costs, increased 8.5 percent to $1.66 per share.
      In 2005, capital expenditures totaled $63.6 million.

Consolidated Results of Operations
      The following table summarizes Certegy’s consolidated financial results for the years ended December 31, 2005, 2004, and 2003:

	2005(1)	2004	2003(2)

	(In millions, except per share
	amounts)
Revenues	$1,117.1	$1,039.5	$921.7
Operating expenses	$932.2	$871.0	$783.5
Operating income	$185.0	$168.5	$138.2
Other income, net	$2.4	$1.2	$2.3
Interest expense	$(12.8)	$(12.9)	$(8.0)
Income from continuing operations before cumulative effect of accounting change	$105.5	$97.7	$82.1
Income from discontinued operations, net of tax(3)	$24.8	$5.9	$3.9
Cumulative effect of accounting change, net of tax(4)	$—	$—	$(1.3)
Net income	$130.3	$103.6	$84.7
Diluted EPS:
Income from continuing operations before cumulative effect of accounting change	$1.66	$1.53	$1.25
Income from discontinued operations	0.39	0.09	0.06
Cumulative effect of accounting change	—	—	(0.02)

Net income	$2.06	$1.62	$1.29

(1)	The consolidated results for the year ended December 31, 2005 include $11.2 million, or $0.18 per diluted share, of M&A costs.

(2)	The consolidated results for the year ended December 31, 2003 include $12.2 million, or $0.12 per diluted share, of other charges.

(3)	In 2005, Certegy sold its merchant acquiring business. The consolidated results reflect this business as a discontinued operation for periods prior to the sale.

(4)	The cumulative effect of accounting change expense of $1.3 million after-tax reflects the adoption of certain provisions of FIN 46 on December 31, 2003 as required for the synthetic lease on the St. Petersburg, Florida operations facility.

Consolidated Revenues

Year 2005 compared with Year 2004
      Certegy’s consolidated revenues in 2005 of $1.1 billion increased $77.6 million, or 7.5 percent, over 2004. Card Services revenues grew $61.6 million, or 10.4 percent, while Check Services experienced revenue growth of $16.0 million, or 3.6 percent.
      Overall, revenue growth was driven by strong growth in the North American and international card issuing and cash access operations, as well as favorable currency rates. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $6.4 million in 2005.

Year 2004 compared with Year 2003
      Certegy’s consolidated revenues in 2004 of $1.0 billion increased $117.8 million, or 12.8 percent, over 2003. Card Services revenues grew $39.6 million, or 7.2 percent, while Check Services experienced revenue growth of $78.1 million, or 21.1 percent.

      Overall, revenue growth was driven by acquisitions, strong growth in the North American card issuing and global check operations, and favorable currency rates, which more than offset the $5.6 million decline in software revenue and the annualization of the loss of a large customer in the Brazilian card operation in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar revenues by $15.9 million in 2004.

Consolidated Operating Expenses

Year 2005 compared with Year 2004
      Certegy’s consolidated operating expenses in 2005 of $932.2 million increased $61.2 million, or 7.0 percent, over 2004. Operating expenses for Card Services increased $53.7 million, or 11.8 percent, while Check Services operating expenses decreased $1.2 million, or 0.3 percent. Corporate expenses of $35.3 million increased $8.7 million above 2004. Consolidated operating expenses in 2005 include $11.2 million of M&A costs. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating expenses by $8.5 million in 2005.
      Costs of services in 2005 of $791.6 million increased $50.3 million, or 6.8 percent, over 2004. Card Services experienced a $51.7 million, or 12.6 percent, increase in costs of services primarily driven by a $18.1 million increase in card merchant processing interchange fees (costs of services included $87.1 million and $69.0 million of interchange fees in 2005 and 2004, respectively) and an $11.3 million increase in reimbursable expenses, as well as increases in direct costs of revenue growth in our domestic and international operations, and currency exchange. Costs of services in Check Services decreased $1.4 million, or 0.4 percent, driven primarily by a reduction in check guarantee net losses attributable to enhanced fraud modeling and increased collection rates, which more than offset increased costs attributable to revenue growth in the cash access business.
      Selling, general, and administrative (“SG&A”) expenses in 2005 of $129.4 million decreased $0.2 million, or 0.2 percent, below 2004. Card Services SG&A expense decreased $0.9 million, or 2.0 percent, while SG&A costs in Check Services increased $0.2 million, or 0.3 percent. Corporate SG&A expense increased $0.5 million. Overall, lower share-based compensation expense drove a reduction in SG&A expenses, which was partially offset by higher costs in the international operations, audit fees, and other employee related expenses.
      During 2005, Certegy incurred $11.2 million of investment banking, legal, accounting and other direct costs related to the merger with Former FIS and the possible formation and acquisition of a majority ownership in a card processing joint venture in Brazil, which is currently under exclusive negotiation with two leading Brazilian banks. Merger costs of $8.3 million are included in Corporate expense, while $2.9 million in joint venture costs are included in Card Services. M&A costs in 2005 consist of the following (in thousands):

	Merger	Joint Venture

Investment banking fees	$3,864	$406
Legal fees	2,627	1,025
Accounting fees	715	440
Consulting and other costs	1,033	1,052

	$8,239	$2,923

Year 2004 compared with Year 2003
      Certegy’s consolidated operating expenses in 2004 of $871.0 million increased $87.5 million, or 11.2 percent, over 2003. Operating expenses for Card Services increased $21.7 million, or 5.0 percent, while Check Services increased $61.9 million, or 18.8 percent. Corporate expenses of $26.6 million increased $3.9 million over 2003. The 2003 consolidated operating expenses include $12.2 million of other charges. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating expenses by $14.0 million in 2004.

      Costs of services in 2004 of $741.3 million increased $85.7 million, or 13.1 percent, over 2003. Card Services experienced a $30.4 million, or 8.0 percent, increase in costs of services primarily driven by a $6.2 million increase in card merchant processing interchange fees (costs of services included $69.0 million and $62.8 million of interchange fees in 2004 and 2003, respectively), a $5.6 million increase in reimbursable expenses, the Crittson and CariCard acquisitions, and unfavorable currency trends. Costs of services in Check Services increased $55.3 million, or 19.9 percent, driven by the Game Financial acquisition, growth in our cash access operations, as well as unfavorable currency trends.
      Selling, general, and administrative (“SG&A”) expenses in 2004 of $129.7 million increased $14.0 million, or 12.1 percent, over 2003. Card Services experienced a $2.8 million, or 6.7 percent, increase in SG&A costs driven primarily by higher international business development costs and the growth in North American card issuing operations, which more than offset the reduction in SG&A costs for the downsizing of the Brazilian card operations in March 2003. SG&A costs in Check Services increased $7.6 million, or 15.2 percent, primarily as a result of the acquisition of Game Financial and the growth in our cash access operations. Corporate SG&A expense increased $3.5 million, or 15.4 percent, primarily due to higher audit fees related to Sarbanes-Oxley Section 404 compliance and higher employee benefit and relocation costs.
      During 2003, Certegy recorded other charges of $12.2 million ($7.7 million after-tax). These charges include $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of the Brazilian card operation, and $(0.1) million of market value recoveries on the collateral assignment in life insurance policies, net of severance charges.

Consolidated Operating Income

Year 2005 compared with Year 2004
      Certegy’s consolidated operating income in 2005 of $185.0 million increased $16.5 million, or 9.8 percent, over 2004. Card Services operating income increased $7.9 million, or 5.8 percent, while Check Services operating income increased $17.2 million, or 29.3 percent. General corporate expense increased $8.7 million, or 32.9 percent, over 2004. The consolidated operating margin was 16.6 percent in 2005 compared to 16.2 percent in 2004. Operating income in 2005 includes $11.2 million of M&A costs, of which $8.3 million is included in Corporate expense and $2.9 million is included in Card Services.
      The operating income growth experienced in 2005 was driven by improved profitability in the Check Services segment, primarily attributable to lower check guarantee net losses and growth in our cash access business, as well as growth in the North American and international card issuing operations, which more than offset the $11.2 million of M&A costs incurred in 2005 and the negative impact of foreign currency on operating income. The impact of changes of certain foreign currencies against the U.S. dollar decreased total U.S. dollar operating income by approximately $2.1 million in 2005.

Year 2004 compared with Year 2003
      Certegy’s consolidated operating income in 2004 increased $30.3 million, or 21.9 percent, over 2003. Card Services operating income increased $17.9 million, or 15.1 percent, while Check Services operating income increased $16.2 million, or 38.2 percent. General corporate expense increased $3.9 million over 2003. The consolidated operating margin grew from 15.0 percent in 2003 to 16.2 percent in 2004. The 2003 consolidated operating income includes $12.2 million of other charges.
      The operating income growth experienced in 2004 was primarily driven by revenue growth in the North American card issuing and global check operations, improvement in the Check Services margin, and acquisitions. Front-end proprietary risk modeling technology and improved collections, which reduced check guarantee net losses, and increased margins in cash access drove Check Services profitability. The strengthening of certain foreign currencies against the U.S. dollar increased total U.S. dollar operating income by approximately $1.9 million in 2004.

Consolidated Other Income, Net
      Certegy’s consolidated other income, net, which principally consists of interest income and net foreign currency exchange gains, totaled $2.4 million, $1.2 million, and $2.3 million during 2005, 2004, and 2003, respectively. The other income, net, earned in 2005 was driven by higher cash balances, due in part to the proceeds received in 2005 for the sale of the merchant acquiring business, and higher interest rates, while the other income, net, earned in 2003 was attributable to income earned on temporary cash balances, primarily outside the U.S. Certain of these funds were transferred to the U.S. during 2004 to settle intercompany balances and were used to repay short-term borrowings under Certegy’s revolving credit facility.

Consolidated Interest Expense
      Certegy’s interest expense in 2005, 2004, and 2003 totaled $12.8 million, $12.9 million, and $8.0 million, respectively. The increase in 2005 and 2004 was driven by the issuance of the $200 million of five-year notes at 4.75 percent in September 2003, which resulted in a higher rate of interest. During 2004, Certegy borrowed additional funds on the revolving credit facility for acquisitions and share repurchases, which were repaid in 2005. In addition, the new lease accounting (FIN 46) on the St. Petersburg, Florida operations facility, which became effective on December 31, 2003, resulted in higher interest expense in 2005 and 2004.

Effective Tax Rate
      Certegy’s effective tax rates for continuing operations were 39.5 percent, 37.7 percent, and 38.0 percent in 2005, 2004, and 2003, respectively. The slightly lower effective rates in the more recent years, when excluding the impact of non-deductible M&A costs in 2005, were driven by the implementation of certain international and state tax planning strategies and the impact of expensing stock options in accordance with SFAS 123(R), which is attributable to there being more deductible stock compensation expense in conjunction with higher operating income in each year as compared to the prior year.
      During 2005, Certegy incurred M&A costs of $11.2 million associated with the merger with Former FIS and the proposed Brazilian joint venture. A tax benefit for these costs was not recorded because the ultimate tax treatment of these costs cannot be determined with adequate certainty at this time. This resulted in an increase in the 2005 effective tax rate of approximately two percentage points.

Consolidated Net Income and Earnings per Share

Year 2005 compared with Year 2004
      Certegy’s income from continuing operations of $105.5 million in 2005 increased $7.8 million, or 8.0 percent, above 2004, while diluted earnings per share from continuing operations of $1.66 increased $0.13, or 8.5 percent. Income from continuing operations in 2005 includes $11.2 million of M&A costs. Income from discontinued operations in 2005, which includes an after-tax gain on sale of $27.3 million, or $0.43 per diluted share, and an after-tax write-down of $6.8 million, or $0.11 per diluted share, totaled $24.8 million in 2005 compared to $5.9 million in 2004.

Year 2004 compared with Year 2003
      Certegy’s consolidated net income in 2004 of $103.6 million increased $18.9 million, or 22.3 percent, compared to 2003, which includes the cumulative effect of a change in accounting principle charge of $1.3 million. Diluted earnings per share of $1.62 increased $0.33, or 25.6 percent, compared to 2003, which includes the cumulative effect of a change in accounting principle charge of $0.02. Income from continuing operations of $97.7 million in 2004 increased $15.5 million, or 18.9 percent, while income from discontinued operations of $5.9 million increased $2.0 million, or 52.3 percent. The discontinued operating results in 2004 benefited from $0.5 million of reduced after-tax amortization expense, in accordance with the requirements of SFAS 144, which requires amortization of long-lived assets to cease upon classification as held for sale.

      The repurchase of 2.7 million shares of common stock in 2004 had a favorable impact on earnings per share compared to the prior year by reducing the weighted average shares outstanding in 2004 by approximately 1.4 million shares.
Segment Results
      The following table summarizes Certegy’s segment results for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

	(in millions)
Revenues:
Card Services	$652.0	$590.4	$550.7
Check Services	465.1	449.1	371.0

	$1,117.1	$1,039.5	$921.7

Operating Income:
Card Services	$144.3	$136.3	$118.4
Check Services	76.0	58.8	42.5

	220.3	195.1	160.9
General corporate expense	(35.3)	(26.6)	(22.7)

	$185.0	$168.5	$138.2

Card Services

Year 2005 compared with Year 2004
      Card Services revenues of $652.0 million in 2005 increased $61.6 million, or 10.4 percent, above 2004, attributable to growth in both the North American and international businesses and favorable currency trends. The strengthening of certain foreign currencies against the U.S. dollar increased the U.S. dollar revenues by approximately $7.2 million in 2005. At December 31, 2005, Certegy was processing 54.0 million cards compared to 48.9 million cards at December 31, 2004.
      The North American card business, which includes the continuing merchant processing services, generated revenues of $529.3 million, a $41.6 million, or 8.5 percent, increase over the prior year, driven by growth in card processing services, e-payments (Internet banking and electronic bill payment), and institution merchant processing. North American card transactions increased 3.5 percent, driven by 7.0 percent growth in the number of cards processed. Higher adoption of loyalty programs resulted in growth in card enhancement revenue, while Internet banking subscribers and electronic bill payment users increased over the prior year. Institution merchant processing volumes increased 19.3 percent, driven by 14.1 percent growth in transactions. Merchant interchange fees and reimbursable expenses, which are included in revenues, increased $18.1 million and $9.2 million, respectively, in 2005.
      The international card business, which includes the software maintenance and support services, generated revenues of $122.7 million, a $20.0 million, or 19.5 percent, increase over the prior year. Growth was driven by new customers, expanding card programs of existing customers, particularly in the Asia-Pacific and Brazilian operations, and favorable currency trends. Over 3.4 million cards were added during the year. Reimbursable expenses, which are included in revenues, increased $2.1 million in 2005. The strengthening of certain foreign currencies against the U.S. dollar increased the U.S. dollar revenues by approximately $7.2 million in 2005.
      Card Services operating income of $144.3 million in 2005 increased $7.9 million, or 5.8 percent, above 2004. Card Services operating margin of 22.1 percent in 2005 decreased by 100 basis points compared to an operating margin of 23.1 percent in the prior year, primarily driven by $2.9 million of M&A costs in connection with the ongoing exclusive negotiation with two leading Brazilian banks regarding the possible formation and acquisition of a majority ownership in a card processing joint venture and product mix shift driven by the strongest revenue growth coming from products and services with margins lower than the overall Card Services average margin. The impact of changes of certain foreign currencies against the U.S. dollar decreased the U.S. dollar operating income by approximately $1.6 million in 2005.

Year 2004 compared with Year 2003
      Card Services revenues of $590.4 million in 2004 increased $39.6 million, or 7.2 percent, over 2003, primarily attributable to growth in North American card issuing, the acquisitions of Crittson and CariCard, and favorable currency trends, which more than offset the $5.6 million decline in software revenue and the annualization of the loss of a large customer in the Brazilian card operations in March 2003. The strengthening of certain foreign currencies against the U.S. dollar increased the U.S. dollar revenues by approximately $7.9 million in 2004. At December 31, 2004, Certegy was processing 48.9 million cards compared to 46.4 million at December 31, 2003.
      North American card revenues, which include the continuing merchant processing services, of $487.7 million in 2004 increased $41.3 million, or 9.3 percent, over 2003. This increase was fueled by new customer signings, growth in e-banking and card loyalty programs, institution merchant processing, an account activation initiative, and the acquisition of Crittson in March 2004. North American card transactions increased 4.7 percent over the prior year, with debit card transaction growth of 8.5 percent and credit card transaction growth of 2.7 percent. Approximately 0.5 million domestic cards were added during 2004, increasing the domestic card base to 23.8 million at December 31, 2004. Merchant interchange fees and reimbursable expenses, which are included in revenues, increased $6.2 million and $6.6 million, respectively, in 2004.
      International card revenues, which include the software maintenance and support services, of $102.7 million in 2004 decreased $1.6 million, or 1.5 percent, below 2003, driven by the comparative impact of the loss of a large customer in the Brazilian card operations in March 2003 and a large software implementation and consulting project that was substantially completed in late 2003, which more than offset new account growth, favorable currency trends, and the acquisition of CariCard in August 2004. The strengthening of certain foreign currencies against the U.S. dollar increased the U.S. dollar revenues by approximately $7.9 million in 2004. Reimbursable expenses, which are included in revenues, decreased $0.9 million in 2004. International card growth totaled 1.9 million cards in 2004, an 8.4 percent increase over 2003.
      Card Services operating income of $136.3 million in 2004 increased $17.9 million, or 15.1 percent, compared to operating income of $118.4 million in 2003, which includes $11.5 million of other charges. Revenue growth in North American card issuing and acquisitions drove this growth, which more than offset the decline in software profits and the annualization of the loss of a large customer in the Brazilian card operations in March 2003. The impact of changes of certain foreign currencies against the U.S. dollar had only a minimal impact on our U.S. dollar operating income in 2004.

Check Services

Year 2005 compared with Year 2004
      Check Services revenues of $465.1 million in 2005 increased $16.0 million, or 3.6 percent, over 2004, primarily driven by growth in the cash access business, attributable to increased volumes and new customer signings in the Game Financial business, which was acquired in 2004, and the continued roll-out of our payroll check-cashing services to grocers and other retailers. The weakening of certain foreign currencies against the U.S. dollar decreased the U.S. dollar revenues by approximately $0.8 million in 2005. The face amount of checks Certegy authorized totaled $53.0 billion in 2005 as compared to $40.3 billion in the prior year, with an $11.8 billion increase in verification volumes and a $0.9 billion increase in guarantee volumes.
      North American check revenues of $387.4 million increased $12.5 million, or 3.3 percent, over 2004. Growth in the cash access business, as well as growth from new customers and third-party collections, was partially offset by reduced revenue in the domestic point-of-sale business, as the increase in check volumes was offset by lower loss-sensitive revenues and a reduction in the average billing rate attributable to lower-risk verticals that are priced based on risk, such as the grocery industry. The success of Certegy’s risk initiatives has reduced loss-sensitive revenues, such as service fees and risk-sharing contracts. Cash access transactions and check volumes were negatively impacted by the Gulf Coast storms in 2005 and the resulting impact of the rising energy prices on retail spending. The face amount of checks Certegy authorized in the U.S. totaled $49.5 billion in 2005 as compared to $36.5 billion in the prior year, with a $11.8 billion increase in verification volumes and a $1.1 billion increase in guarantee volumes.
      International check revenues of $77.7 million increased $3.5 million, or 4.7 percent, compared to 2004. The international growth is largely attributable to the deferred debit program in Australia and new customer signings. This growth rate was impacted by softer retail sales in the U.K. and France, which drove lower check volumes in 2005 in both countries. The face amount of checks Certegy authorized internationally was $3.5 billion in 2005 as compared to $3.8 billion in the prior year.
      The weakening of certain foreign currencies against the U.S. dollar decreased the U.S. dollar revenues by approximately $0.8 million in 2005.
      Check Services operating income of $76.0 million in 2005 increased $17.2 million, or 29.3 percent, compared to 2004. Check Services operating margin of 16.3 percent in 2005 increased by approximately 320 basis points compared to an operating margin of 13.1 percent in the prior year. Improvements in the accuracy of our risk management systems to better identify fraudulent transactions and initiatives to improve salvage collections drove a reduction in check guarantee net losses that improved profitability in the Check Services segment. Higher cash access profitability also contributed to the margin expansion in the Check Services business. Improvements in the accuracy of the risk management systems have resulted in higher expected salvage rates on returned checks. Also, initiatives to improve the salvage collection techniques have benefited collection rates on both new and aged returned checks. While we will continue to focus on driving higher profitability in our check risk management business through ongoing improvements in risk management systems and salvage collection techniques, we expect margin growth to moderate in the future. The weakening of foreign currencies against the U.S. dollar decreased the U.S. dollar operating income by approximately $0.5 million in 2005.

Year 2004 compared with Year 2003
      Check Services revenues of $449.1 million in 2004 increased $78.1 million, or 21.1 percent, over 2003, driven by the acquisition of Game Financial, increased retail check volumes, new customer signings, growth in the cash access operations, and increased third-party collections. In addition, the strengthening of foreign currencies against the U.S. dollar increased the U.S. dollar revenues by approximately $8.0 million in 2004. The face amount of checks Certegy authorized totaled $40.3 billion in 2004 as compared to $35.2 billion in 2003. Guarantee volumes grew from $28.0 billion in 2003 to $30.1 billion in 2004, a 7.2 percent increase over the prior year.
      North American check revenues of $374.9 million increased $67.1 million, or 21.8 percent, compared with revenues of $307.8 million in 2003, driven by the acquisition of Game Financial, a stronger economy, an improving job market, and new domestic customers. Also, the continued rollout of new check cashing locations contributed to North American revenue growth. The face amount of checks Certegy authorized in the U.S. totaled $36.5 billion in 2004 as compared to $31.8 billion in 2003.
      International check revenues of $74.2 million in 2004 increased $11.0 million, or 17.5 percent, over 2003 revenues of $63.2 million due primarily to favorable currency trends and higher volumes. The strengthening of the British pound against the U.S. dollar increased the U.S. dollar revenues by approximately $8.0 million in 2004. The face amount of checks Certegy authorized internationally increased to $3.8 billion in 2004 as compared to $3.4 billion in 2003.
      Check Services operating income of $58.8 million in 2004 increased $16.2 million, or 38.2 percent, compared to operating income of $42.5 million in 2003, which includes $1.0 million of other charges. The growth in Check Services operating income is primarily attributable to revenue growth and improvement in the domestic margin, as well as the acquisition of Game Financial in March 2004. Front-end proprietary risk modeling technology and improved collections, which reduced check guarantee net losses, and increased margins in cash access drove higher profitability. The strengthening of foreign currencies against the U.S. dollar increased the U.S. dollar operating income by approximately $2.0 million in 2004.

General Corporate Expense

Year 2005 compared with Year 2004
      Certegy’s general corporate expense of $35.3 million in 2005 increased $8.7 million over 2004 due to $8.3 million of M&A costs related to the merger, higher audit fees, and certain employee-related expenses, which more than offset reduced share-based compensation costs.

Year 2004 compared with Year 2003
      Certegy’s general corporate expense of $26.6 million in 2004 increased $3.9 million, or 17.0 percent, compared to $22.7 million in 2003, which includes $(0.3) million of market value recoveries on the collateral assignment in life insurance policies. The increase in general corporate expense is due in large part to higher audit fees related to Sarbanes-Oxley Section 404 compliance and higher employee-related costs including benefits and relocation.
Liquidity and Capital Resources
      Certegy has historically generated strong cash flows from operating activities that are used to further invest in the business through expenditures for capital and strategic acquisitions. Additionally, Certegy has engaged in periodic repurchases of its common shares, when deemed appropriate, and began to pay cash dividends to shareholders in 2003. Additional cash flows have been generated from stock option exercises, which vary each year due to changes in the stock price, and the sale of the merchant acquiring business in 2005.
      On March 1, 2004, Certegy completed the purchases of Game Financial and Crittson and on August 6, 2004, it completed the purchase of CariCard. A majority of the cash acquired with these acquisitions relates to Game Financial, which provides check cashing and cash advance and ATM services to the gaming industry. In certain casino locations, Game Financial maintains cash access booths, where consumers can cash personal checks, and various “point-of-sale” devices, where cash advance services are facilitated. These point-of-sale devices include PC’s, kiosks, and ATM’s. In other casino locations, these transactions are conducted in the casino’s own cage operation by casino employees using Game Financial’s system.
      In September 2003, Certegy used the net proceeds from the offering of 4.75 percent fixed rate five-year notes with a face value of $200 million to repay the outstanding indebtedness under its $300 million revolving credit facility. At the same time, Certegy cancelled the $300 million facility and replaced it with a $200 million revolving credit facility, which was used to meet working capital needs and to fund strategic acquisitions and periodic repurchases of shares when deemed appropriate. There were no amounts outstanding on this facility at December 31, 2005.
      On January 31, 2006, the $200 million revolving credit facility was cancelled in connection with the merger, and Certegy entered into a $250 million unsecured interim term loan. Proceeds from this loan were used to provide the cash necessary to fund a $3.75 per share special cash dividend that was paid to Certegy’s pre-merger shareholders and merger-related expenses. The loan was repaid and cancelled on February 1, 2006 using available cash and borrowings under the Former FIS credit facility, which is described below.
      As of December 31, 2005, Certegy’s consolidated cash balance was $138.0 million, which includes the proceeds from the sale of the merchant acquiring business in 2005, net of amounts used to pay certain taxes due on the gain on the sale.
      Cash flows from operating activities of the combined company are expected to be strong in 2006, and we expect capital expenditures for 2006 to approximate $225 million to $275 million.

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

Year 2005 compared with Year 2004
      Operating Activities. During 2005, Certegy generated $128.8 million in cash from operating activities compared to $144.4 million in 2004. The decrease in net cash provided by operating activities is attributable to changes in assets and liabilities and income taxes paid in connection with the sale of the merchant acquiring business in 2005, which more than offset the increase in income from continuing operations, adjusted for depreciation and amortization, amortization of deferred compensation, and other non-cash charges.
      Changes in assets and liabilities between years are driven by the timing of collections compared to billings (trade accounts receivable) and payments for vendor invoices, income taxes, interest, and other third-party liabilities (other current liabilities). Additional changes are attributable to the level of other receivables and other payables in our deferred debit processing services and cash access operations (other receivables and other payables) and the volume and timing of claims paid to merchant customers and claims recovered from check writers in our check guarantee business (net claims accounts).
      Net cash provided by operating activities includes a cash outflow of approximately $20.0 million for income taxes on the gain on the sale of the merchant acquiring business in 2005. Proceeds from the sale of $60.0 million are presented in investing activities, while income taxes paid on the gain on the sale are required to be presented in operating activities. Cash flows from discontinued operations, excluding the cash flows related to the sale, are shown separately in the statement of cash flows as cash provided by discontinued operations.
      Other non-cash items, which are adjustments to reconcile net income to net cash provided by operating activities, include amortization of certain capitalized contract acquisition costs and deferred financing costs, as well as net periodic benefit costs of retirement and postretirement benefit plans.
      Outflows for other long-term assets primarily consist of the funding of employee life insurance premiums and deferred compensation plans, incentive payments to customers related to signing or renewing long-term contracts, and payments related to deferred data processing costs.
      Certegy used cash flows from operating activities in 2005 primarily to repay revolving credit borrowings, reinvest in existing businesses through expenditures for equipment and systems development, and make dividend payments.
      Investing Activities. Capital expenditures in 2005 totaled $63.6 million, which represents an increase of $22.7 million compared to the prior year. Expenditures for systems development and conversion of a large customer in the international card issuing operations, incremental expenditures for systems development for operations acquired in the prior year, and additional expenditures for domestic processing equipment and systems development for new products and services drove the increase in capital expenditures over the prior year. Proceeds from the sale of the merchant acquiring business totaled $60.0 million in 2005, while the acquisitions of Game Financial, Crittson, and CariCard in the prior year totaled $39.7 million, which is net of cash acquired. In 2005, Certegy paid an additional $1.0 million related to the Crittson acquisition as a result of the acquired business achieving specified levels of revenue growth during designated periods subsequent to the acquisition.
      Financing Activities. Net repayments of borrowings on the revolving credit facility in 2005 totaled $48.6 million, compared to net additions to borrowings of $48.6 million in 2004, which were used to fund acquisitions and share repurchases. Cash expended for share repurchases totaled $96.5 million in 2004. Dividend payments to shareholders totaled $12.5 million and $12.6 million in 2005 and 2004, respectively. Proceeds from the exercise of stock options totaled $24.9 million in 2005 compared to $11.3 million in the prior year.

      Discontinued Operations. Cash provided by discontinued operations, excluding the cash flows from the sale, was $8.9 million in 2005 compared to $6.1 million in 2004, consisting of operating cash flows of $8.9 million in 2005 compared to $12.1 million in 2004. The decrease in operating cash flows is primarily driven by deferred income taxes for acquired merchant portfolios, due to a change in the tax method of amortization in 2004, and the sale of the business in 2005. Investing cash outflows in 2004 consisted of $0.2 million of capital expenditures and $5.8 million for the acquisition of the merchant acquiring portfolio of Crittson. There were no investing cash flows in 2005.

Year 2004 compared with Year 2003
      Operating Activities. During 2004, Certegy generated $144.4 million in cash from operating activities compared to $131.8 million in 2003. The increase in net cash provided by operating activities is primarily attributable to the increase in income from continuing operations, adjusted for depreciation and amortization, amortization of deferred compensation, and other non-cash charges. Cash flows from discontinued operations are shown separately in the statement of cash flows as cash provided by discontinued operations.
      Certegy used cash flows from operating activities primarily to reinvest in its existing businesses through expenditures for equipment and systems development, as well as to repurchase shares, make dividend payments, and partially fund its acquisitions of Game Financial, Crittson, and CariCard.
      Investing Activities. Capital expenditures in 2004 totaled $40.9 million, which represents a decrease of $2.8 million compared to the prior year. Capital expenditures in 2004 were primarily for processing equipment and software in the global card issuing operations and systems development for new products and services. The acquisitions of Game Financial, Crittson, and CariCard totaled $39.7 million, which is net of cash acquired.
      Financing Activities. Net borrowings on the revolving credit facility in 2004 totaled $48.6 million, which were primarily related to the acquisitions and share repurchases. Certegy repurchased approximately 2.7 million shares of common stock in 2004 at a total cost of $96.5 million. Proceeds from the exercise of stock options in 2004 totaled $11.3 million, compared with $5.5 million in the prior year. Dividend payments to shareholders, which Certegy began to pay in the fourth quarter of 2003, totaled $12.6 million in 2004.
      Discontinued Operations. Cash provided by discontinued operations was $6.1 million in 2004, compared to $1.5 million in 2003, consisting of operating cash flows of $12.1 million in 2004 compared to $6.3 million in the prior year, and investing cash outflows of $6.0 million in 2004 compared to $4.7 million in 2003. The increase in operating cash flows is primarily driven by deferred income taxes on acquired merchant portfolios due to a change in the tax method of amortization, which resulted in a tax deduction in 2004. Investing cash outflows in 2004 consist of $0.2 million of capital expenditures and $5.8 million for the acquisition of the merchant acquiring portfolio of Crittson. Investing cash outflows in 2003 consist of $0.2 million for capital expenditures and $4.5 million for the acquisition of a merchant portfolio.

General
      Certegy Revolving Credit Facility. As discussed above, Certegy’s $200 million revolving credit facility was cancelled in connection with the merger, and Certegy entered into a $250 million unsecured interim term loan on January 31, 2006. Proceeds from this loan were used to provide the cash necessary to fund a $3.75 per share special cash dividend that was paid to Certegy’s pre-merger shareholders and merger-related expenses. The loan was repaid and cancelled on February 1, 2006 using available cash and borrowings under the Former FIS credit facility, which is described below.
      Certegy also has a $100 million unsecured revolving credit facility that provides advances to finance its customers’ shortfalls in the daily funding requirements associated with its credit and debit card settlement operations. Outstanding borrowings on this credit facility are classified as part of the settlement payables in the consolidated balance sheets. There were no amounts outstanding under this facility at December 31, 2005 or December 31, 2004.

      Former FIS Credit Facility. On March 9, 2005, Former FIS completed a recapitalization plan. Former FIS entered into $3.2 billion in senior credit facilities consisting of a $800.0 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400.0 million revolving credit facility (“Revolver”) with a consortium of lenders led by Bank of America. Former FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. Former FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously paid as a dividend to its parent, FNF. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the borrowers’ option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of the borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the borrowers’ option, a base rate plus 0.75% per annum. The borrowers may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period, provided that for LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March 2011, the Term Loan B in March 2013, and the Revolver in March 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of 0.25% of the original principal amount with the remaining balance payable at maturity. As a result of these scheduled repayments and additional voluntary prepayments, the aggregate principal balance of the Term Loan Facilities was $2.5 billion at December 31, 2005. In addition to the scheduled amortization, and with certain exceptions, the Term Loan Facilities are subject to mandatory prepayment from excess cash flow, which is reduced based on senior-secured leverage, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements.
      The Former FIS credit facilities contain affirmative, negative, and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments and capital expenditures, a minimum interest coverage ratio, and a maximum secured leverage ratio.
      On March 9, 2005, Former FIS also completed its minority interest sale, in which it issued common shares representing a 25% interest in Former FIS to an investor group for $500 million. Former FIS used the proceeds of that issuance and the remaining Term Loan proceeds to retire its former revolving credit facility and pay expenses relating to the recapitalization and the minority interest sale. These expenses totaled $79.2 million, and included certain fees and expenses of the investor group totaling approximately $45.7 million. The remaining proceeds from the Term Loans and minority interest sale were retained to use for general corporate purposes.
      Following the recapitalization, Former FIS is highly leveraged. As of December 31, 2005, it is paying interest on the Term Loan Facilities at a rate of one month LIBOR plus 1.50% to 1.75% (5.86 — 6.11%). At that rate, the annual interest on the remaining $1,854.0 million of debt not swapped into a fixed rate obligation as described below would be $112.8 million. A one percent increase in the LIBOR rate would increase its annual debt service on this portion of the Term Loan Facilities by $18.8 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB.
      On April 11, 2005, Former FIS entered into interest rate swap agreements, which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset of Former FIS of $5.2 million as of December 31, 2005, which is included in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes, in Former FIS’s balance sheet.
      Upon completion of the merger, Certegy became a co-borrower under Former FIS’s senior credit facilities. The facilities were amended to limit the amount of dividends the combined company can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on the common stock may not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment.
      Contractual Obligations. The following table summarizes Certegy’s significant contractual obligations and commitments as of December 31, 2005:

	Payments due by

		Less than 1	1 to 3	4 to 5
	Total	year	years	years	Thereafter

	(in millions)
Long-term debt, excluding discount and capital leases (Note 6)	$222.4	$—	$200.0	$22.4	$—
Operating leases (Note 10)	48.8	13.9	20.7	8.3	5.9
Capital leases (Note 6)	9.6	3.4	5.8	0.4	—
Data processing agreement obligations (Note 10)	247.2	37.1	65.0	56.2	88.9

Total	$528.0	$54.4	$291.5	$87.3	$94.8

Note: This table excludes other obligations that we may have, such as employee benefit obligations (discussed in Note 9 to the consolidated financial statements), guarantees under our synthetic leases (see Note 10 to the consolidated financial statements), and other current and long-term liabilities reflected in our consolidated balance sheets.
      The following table summarizes Former FIS’s significant contractual obligations and commitments as of December 31, 2005:

	Payments due by

		Less than 1	1 to 3	4 to 5
	Total	year	years	years	Thereafter

	(in millions)
Long-term debt	$2,564.1	$33.7	$60.1	$56.3	$2,414.0
Operating leases	143.6	38.8	58.8	33.4	12.6
Purchase commitment (Covansys)	129.2	44.2	60.0	25.0	—

Total	$2,836.9	$116.7	$178.9	$114.7	$2,426.6

      Off-Balance Sheet Arrangements. Note 10 to the consolidated financial statements also describes certain off-balance sheet arrangements in the form of synthetic leases and the change in accounting for one of the leases that was adopted on December 31, 2003 in accordance with certain provisions of FIN 46. Other than facility leasing arrangements, Certegy has not engaged in off-balance sheet financing activities. See Former FIS’s financial statements included as Exhibit 99.2 to this filing for a description of its off-balance sheet arrangements.
      Related Parties. Prior to the merger transaction, Certegy did not have any material related party transactions. See Former FIS’s financial statements included as Exhibit 99.2 to this filing for a description of its related party transactions.
Critical Accounting Policies
      The preparation of Certegy’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

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
      Reserves for Card Processing and Check Guarantee Losses. We recognize a reserve for estimated losses related to our card issuing and merchant acquiring businesses based on historical experience and other relevant factors. In our card issuing business, we record estimates to accrue for losses resulting from transaction processing errors. We utilize a number of systems and procedures within our card issuing business in order to minimize such transaction processing errors. In our recently sold merchant acquiring business, we were a direct party to contracts with merchants regarding our provision of card processing services for the merchant. If, due to the insolvency or bankruptcy of the merchant or other reasons, we were not able to collect amounts from our merchant customers for billing disputes resolved in favor of the cardholder (referred to as a cardholder “chargeback”), we had to bear the credit risk for the full amount of the cardholder transaction. We required cash deposits and other types of collateral from certain customers to minimize any such risk. In addition, we utilized a number of systems and procedures to manage merchant risk and believe that the diversification of our merchant portfolio among industries and geographic regions minimized our risk of loss. Card processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future. Such factors include the general economy and the credit quality of customers. Once these factors are considered, we assess the reserve adequacy by comparing the recorded reserve to the estimated amount based on an analysis of the current trend changes or specific anticipated future events. Any adjustments are charged to costs of services. These card processing loss reserve amounts are subject to risk that actual losses may be greater than our estimates. We remain at risk for cardholder transactions in the merchant acquiring business conducted prior to the sale of the business. At December 31, 2005 and 2004, we had aggregate card processing loss reserves of $0.7 million and $0.9 million, respectively, which are included in other current liabilities in the consolidated balance sheets.
      In our check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, we reimburse our merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of our check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of our customer volumes, statistical analysis of check fraud trends within our customer volumes, and the quality of returned checks. Once these factors are considered, we establish a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to costs of services. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than our estimates. We had accrued claims payable and accrued claims recoverable balances of $29.5 million and $36.7 million at December 31, 2005 and $36.2 million and $39.3 million at December 31, 2004, respectively.
      Historically, such estimation processes have proven to be materially accurate; however, our projections of probable card processing losses, check guarantee losses, and anticipated recoveries are inherently uncertain, and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. We recorded card processing losses and check guarantee losses, net of anticipated recoveries excluding service fees, of $147.1 million, $170.0 million, and $174.6 million, respectively, for the years ended December 31, 2005, 2004, and 2003. A one percent increase in our card processing losses and check guarantee losses, net of anticipated recoveries excluding service fees, in 2005 would have reduced 2005 net income by approximately $0.9 million after-tax.
      Valuation of Goodwill and Other Long-Lived Assets. Goodwill and certain other intangible assets are tested for impairment at least annually in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), and all other long-lived assets are tested for impairment in accordance with

SFAS 144. We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill and other long-lived assets (property and equipment, other intangible assets, systems development and capitalized contract costs, and other assets) may be impaired or not recoverable. Significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. In evaluating our long-lived assets other than goodwill for possible impairment, management estimates the asset’s future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life. In the opinion of management, goodwill and other long-lived assets are appropriately valued at December 31, 2005 and 2004.
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
      Income Taxes. We record income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that exist between the tax bases and financial reporting bases of our assets and liabilities, based on enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of a deferred tax asset will not be realized. At present, all Brazilian deferred tax assets are fully reserved in our valuation allowance. Brazil currently has approximately $44.6 million of net operating losses that are subject to restrictions on utilization. No provision is made for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.
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
      For the years ended December 31, 2005, 2004, and 2003, management made no material changes in its assumptions regarding the determination of the provision for income taxes. During 2002, we determined that our investments in certain foreign subsidiaries are permanently invested and will not be repatriated to the U.S. in the foreseeable future. U.S. tax consequences on the undistributed earnings of these subsidiaries are no longer considered in the tax provision calculation in accordance with APB Opinion No. 23. At December 31, 2005, there are approximately $57.1 million of undistributed net earnings for which no additional U.S. tax has been provided. In 2004, the U.S. enacted a one-time tax reduction on cash distributions of these undistributed foreign earnings, which by election could apply in 2004. We did not make this election for 2004, but did distribute $0.4 million from foreign subsidiaries in 2005, which had a minimal impact on 2005 tax expense. Any future change in management’s plans regarding reinvestment of these earnings will require us to accrue for the additional tax impact of any amounts no longer permanently reinvested. This accrual would be recorded at the time management determines that these earnings are no longer permanently reinvested.
      During 2005, we incurred M&A costs of $11.2 million associated with the merger with Former FIS and the proposed Brazilian joint venture. A tax benefit for these costs was not recorded because the ultimate tax treatment of these costs cannot be determined with adequate certainty at this time. This resulted in an increase in our 2005 effective tax rate of approximately two percentage points.
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
      For the year ended December 31, 2005, our provision for income taxes from continuing operations was $68.9 million, consisting of $60.6 million for current tax expense and $8.3 million for deferred tax expense. Our pre-tax earnings from continuing operations for financial reporting purposes have historically been higher than taxable income due primarily to tax deductions for amortization of goodwill, amortization of software development, and the special bonus depreciation allowance. Our pre-tax earnings for financial reporting were less than taxable income in 2004 due primarily to accelerated collection of accrued check guarantee claims and an increase in net employee benefit accruals. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. A one percent change in the effective tax rate from 39.5 percent in 2005 to 40.5 percent would have increased the 2005 income tax provision by $1.8 million.
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
      For calculating retirement plan expense, a market-related value of assets is used. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year. While the asset return and interest rate environment have impacted the funded status of our U.S. retirement plan, we do not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. We did not contribute to the plan in 2005 and do not anticipate contributing to the plan in 2006. Information about the expected future employer contributions and benefit payments for our employee benefit plans are detailed in Note 9 to the consolidated financial statements.
      Net periodic benefit cost for our employee retirement and postretirement plans for the years ended December 31, 2005, 2004, and 2003 were $6.2 million, $3.9 million, and $1.4 million, respectively, which includes $4.5 million, $4.4 million, and $4.3 million of expected return on plan assets.
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

Economic and Other Factors
      In FIS’s financial institution processing business, increases in deposit and lending transactions can positively affect our business and thus the condition of the overall economy can have an effect on growth. While this business generally is not significantly affected by the cyclicality of real estate transactions, our ability to expand our mortgage loan processing business is correlated to the total number of mortgage loans outstanding.
      FIS competes for both licensing and outsourcing business, and thus is affected by the decisions of financial institutions to outsource the services FIS provides instead of simply licensing its applications. As a provider of outsourcing solutions, FIS benefits from the greater revenues that result from a financial institution’s decision to outsource its processing to FIS. Generally, financial institutions of all sizes will consider outsourcing information technology and business process services to varying degrees, although smaller financial institutions are more likely to outsource all information technology functions to companies such as FIS since they generally do not have the staff, budget or competencies to implement and operate highly complex technical environments. Larger financial institutions have historically chosen to limit outsourcing to specific application functions or services in connection with a particular product or operation such as mortgage processing. Generally, demand for outsourcing solutions has increased over time as providers such as FIS realize economies of scale and improve their ability to provide services that improve customer efficiencies and reduce costs.
      FIS may be affected by the consolidation trend in the banking industry. This trend may be beneficial or detrimental to the financial institution processing and mortgage loan processing businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core systems to a single platform. When a financial institution client is involved in a consolidation, FIS may benefit by expanding the use of its services if they are chosen to survive the consolidation and support the newly combined entity. Conversely, FIS may lose market share if a customer of FIS is involved in a consolidation and its services are not chosen to survive the consolidation and support the newly combined entity.
      The level of residential real estate activity, which depends in part on the level of interest rates, affects the level of revenues from our loan origination services business. Revenues from loan origination services increase as the amount of mortgage originations, from both home purchases and mortgage refinancings, increases. During the second half of 2000, mortgage interest rates began to decline, causing an increase in refinance activity. This trend continued through the first six months of 2003. The increasing refinance activity, coupled with record levels of residential resale and new home sales, resulted in an exceptionally strong business climate for Former FIS’s mortgage origination services in 2003. Declines in refinancings since 2003 have adversely affected our revenues in 2004 and 2005 from mortgage origination services.
      In contrast to the mortgage origination business, FIS believes that a higher interest rate environment may increase the volume of consumer defaults and thus favorably affect FIS’s default management services business, which provides services relating to residential mortgage loans in default. The overall strength of the economy also affects default revenues.
      The level of residential real estate activity, such as the number of residential resales, new home sales and mortgage originations, also affects revenues derived from many of the services provided by our information services businesses. Former FIS experienced increased residential loan refinancing activity coupled with record levels of residential resale and new home sales during 2000 through 2003. While refinancing activity declined, residential sales remained strong in 2004 and throughout 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Interest rates. Certegy has a synthetic lease obligation that has a variable interest rate and, through the consummation of the merger, an unsecured revolving credit facility that had a variable interest rate; therefore, we have exposure to the impact of interest rate fluctuations. The risk was somewhat mitigated by our ability to fix the base LIBOR rate for periods of up to six months on our revolving credit facility and by using interest rate swap arrangements in relation to our synthetic lease obligation. There were no amounts outstanding under Certegy’s revolving credit facility at December 31, 2005, while the balance on our synthetic lease obligation at December 31, 2005 was $22.4 million. We have performed an interest rate sensitivity analysis assuming a 100 basis point increase in LIBOR for our outstanding synthetic lease obligation and the increase in interest expense would not be material.
      Former FIS is highly leveraged. As of December 31, 2005, it is paying interest on the Term Loan Facilities at a rate of one month LIBOR plus 1.50% to 1.75% (5.86 — 6.11%). At that rate, the annual interest on the remaining $1,854.0 million of debt not swapped into a fixed rate obligation, as described in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, would be $112.8 million. A one percent increase in the LIBOR rate would increase its annual debt service on this portion of the Term Loan Facilities by $18.8 million.
      Foreign currency exchange rates. Approximately 16.4 percent of Certegy’s consolidated revenues for the year ended December 31, 2005 and 38.1 percent of its consolidated assets at December 31, 2005 are associated with operations outside of the U.S. The U.S. dollar balance sheets and statements of income for these businesses are subject to currency fluctuations. We are most vulnerable to fluctuations in the Brazilian real and the British pound against the U.S. dollar. Historically, we have not entered into derivative financial instruments to mitigate this risk, as it has not been cost-effective. The impact of currency fluctuations on profitability has not been significant since both revenues and operating costs of these businesses are denominated in local currency. If the U.S. dollar had a 10 percent higher appreciation against Certegy’s non-U.S. dollar denominated businesses, consolidated revenues and operating income would have been reduced by $16.6 million and $1.2 million, respectively, in 2005, and $14.9 million and $1.3 million, respectively, in 2004. The cumulative translation adjustment, largely related to Certegy’s investment in its Brazilian card processing operation, was a $54.5 million and $58.6 million reduction of shareholders’ equity at December 31, 2005 and 2004, respectively.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Certegy Inc. (now known as Fidelity National Information Services, Inc.)
      We have audited the accompanying consolidated balance sheets of Certegy Inc. (now known as Fidelity National Information Services, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certegy Inc. (now known as Fidelity National Information Services, Inc.) at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for a variable interest entity upon adoption of certain provisions of Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” on December 31, 2003.
      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) applying the modified retrospective method, which resulted in the restatement of all prior periods presented in the consolidated financial statements.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Certegy Inc.’s (now known as Fidelity National Information Services, Inc.) internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Certegy Inc. (now known as Fidelity National Information Services, Inc.)
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Certegy Inc. (now known as Fidelity National Information Services, Inc.) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Certegy Inc.’s (now known as Fidelity National Information Services, Inc.) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Certegy Inc. (now known as Fidelity National Information Services, Inc.) maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Certegy Inc. (now known as Fidelity National Information Services, Inc.) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Certegy Inc. (now known as Fidelity National Information Services, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 10, 2006

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of Certegy Inc. (now known as Fidelity National Information Services, Inc.) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under those rules, internal control over financial reporting is defined as a process designed by, or under the supervision of, Certegy’s principal executive and principal financial officers, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
      Management assessed the effectiveness of Certegy’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on that assessment, management believes that Certegy’s internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of Certegy’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
March 10, 2006

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(in thousands, except par
	values)
ASSETS
Current assets:
Cash and cash equivalents	$137,979	$41,801
Settlement deposits	31,327	44,855
Trade accounts receivable, net of allowance for doubtful accounts of $2,533 and $2,175, respectively	115,825	120,767
Settlement receivables	26,773	49,861
Claims recoverable (Note 2)	36,660	39,316
Other receivables	78,491	48,053
Other current assets (Note 2)	17,847	22,236
Assets held for sale (Note 5)	—	41,828

Total current assets	444,902	408,717
Property and equipment, net (Note 2)	70,346	61,490
Goodwill, net (Note 2)	244,796	232,941
Other intangible assets, net (Note 2)	15,546	25,506
Systems development and capitalized contract costs, net	137,439	123,135
Other assets, net (Note 2)	59,406	70,420

Total Assets	$972,435	$922,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$63,083	$56,764
Settlement payables	58,100	94,716
Claims payable (Note 2)	29,497	36,204
Compensation and benefit liabilities	18,090	19,384
Income taxes payable	19,310	14,398
Other payables	18,629	22,882
Other current liabilities (Note 2)	26,853	28,271
Liabilities related to assets held for sale (Note 5)	—	17,719

Total current liabilities	233,562	290,338
Long-term debt (Note 6)	227,881	273,968
Deferred income taxes (Note 7)	29,112	33,071
Other long-term liabilities	22,610	17,545

Total liabilities	513,165	614,922

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000 shares authorized; 69,272 shares issued and 62,815 and 61,784 shares outstanding in 2005 and 2004, respectively	693	693
Paid-in capital	307,000	290,865
Retained earnings	413,268	295,532
Accumulated other comprehensive loss (Note 2)	(64,177)	(59,194)
Treasury stock, at cost; 6,457 and 7,488 shares in 2005 and 2004, respectively	(197,514)	(220,609)

Total shareholders’ equity	459,270	307,287

Total Liabilities and Shareholders’ Equity	$972,435	$922,209

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenues	$1,117,141	$1,039,506	$921,734

Operating expenses:
Costs of services	791,581	741,331	655,654
Selling, general and administrative	129,443	129,679	115,693
Merger and acquisition costs (Note 3)	11,162	—	—
Other charges (Note 3)	—	—	12,203

	932,186	871,010	783,550

Operating income	184,955	168,496	138,184
Other income, net	2,435	1,207	2,339
Interest expense	(12,832)	(12,914)	(7,950)

Income from continuing operations before income taxes, equity in earnings of unconsolidated entity and cumulative effect of a change in accounting principle	174,558	156,789	132,573
Provision for income taxes	(68,927)	(59,111)	(50,429)
Equity in earnings of unconsolidated entity	(117)	—	—

Income from continuing operations before cumulative effect of a change in accounting principle	105,514	97,678	82,144
Income from discontinued operations, net of taxes of $16,419, $3,595, and $2,288, respectively (Note 5)	24,805	5,934	3,897
Cumulative effect of a change in accounting principle, net of $832 income tax benefit (Note 2)	—	—	(1,335)

Net income	$130,319	$103,612	$84,706

Basic earnings per share (Note 2):
Income from continuing operations before cumulative effect of a change in accounting principle	$1.70	$1.55	$1.26
Income from discontinued operations	0.40	0.09	0.06
Cumulative effect of a change in accounting principle	—	—	(0.02)

Net income	$2.10	$1.65	$1.30

Average shares outstanding	62,011	62,818	65,094

Diluted earnings per share (Note 2):
Income from continuing operations before cumulative effect of a change in accounting principle	$1.66	$1.53	$1.25
Income from discontinued operations	0.39	0.09	0.06
Cumulative effect of a change in accounting principle	—	—	(0.02)

Net income	$2.06	$1.62	$1.29

Average shares outstanding	63,391	63,966	65,870

Dividends declared per share of common stock	$0.20	$0.20	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities:
Net income	$130,319	$103,612	$84,706
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations (Note 5)	(4,352)	(5,934)	(3,897)
Gain on sale of discontinued operations (Note 5)	(45,433)	—	—
Charge for write-down of portfolio of discontinued operations (Note 5)	11,167	—	—
Depreciation and amortization	51,858	47,449	42,030
Amortization of deferred compensation	12,206	16,241	14,589
Income tax benefit from exercise of stock options	2,109	1,430	626
Other non-cash items	12,299	10,628	5,925
Deferred income taxes	1,981	(5,318)	12,096
Cumulative effect of a change in accounting principle	—	—	1,335
Changes in assets and liabilities , excluding effects of acquisitions:
Accounts receivable, net	(27,766)	(22,516)	(1,891)
Current liabilities , excluding settlement and claims payable	2,967	(967)	(4,725)
Claims accounts, net	(4,050)	5,225	(5,092)
Other current assets	(2,191)	4,861	(2,077)
Other long-term liabilities	1,367	3,032	(141)
Other long-term assets	(13,666)	(13,354)	(11,665)

Net cash provided by operating activities	128,815	144,389	131,819

Cash Flows From Investing Activities:
Capital expenditures	(63,566)	(40,908)	(43,747)
Proceeds from sale of business (Note 5)	60,000	—	—
Acquisitions, net of cash acquired (Note 4)	(1,000)	(39,721)	—

Net cash used in investing activities	(4,566)	(80,629)	(43,747)

Cash Flows From Financing Activities:
Net (repayments of) additions to revolving credit facilities	(48,600)	48,600	(214,200)
Proceeds from exercise of stock options	24,911	11,291	5,502
Dividends paid	(12,509)	(12,633)	(3,242)
Treasury stock purchases	—	(96,502)	(73,550)
Proceeds from note issuance, net of discount and payment of debt issuance costs	—	—	196,130
Other	289	(723)	(32)

Net cash used in financing activities	(35,909)	(49,967)	(89,392)

Effect of foreign currency exchange rates on cash	(1,089)	(390)	7,886
Cash provided by discontinued operations (Note 5)	8,927	6,118	1,548

Net cash provided	96,178	19,521	8,114
Cash and cash equivalents, beg inning of year	41,801	22,280	14,166

Cash and cash equivalents, end of year	$137,979	$41,801	$22,280

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other		Total
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’	Comprehensive
	Outstanding	Stock	Capital	Earnings	Loss	Stock	Equity	Income

	(In thousands)
Balance, December 31, 2002	65,999	$692	$259,784	$126,297	$(114,799)	$(69,582)	$202,392	$32,680
2003 changes:
Net income				84,706			84,706	$84,706
Foreign currency translation adjustment					38,291		38,291	38,291
Treasury stock purchased	(2,552)					(73,550)	(73,550)
Dividends declared				(6,459)			(6,459)
Stock options exercised	298		(1,288)			6,790	5,502
Income tax benefit from stock options			626				626
Amortization of deferred compensation			14,589				14,589
Cash flow hedging activities, net of taxes of $417					654		654	654

Balance, December 31, 2003	63,745	692	273,711	204,544	(75,854)	(136,342)	266,751	$123,651

2004 changes:
Net income				103,612			103,612	$103,612
Foreign currency translation adjustment, net of taxes of $992					16,462		16,462	16,462
Treasury stock purchased	(2,657)					(96,502)	(96,502)
Dividends declared				(12,624)			(12,624)
Stock options exercised	559		(553)			11,844	11,291
Issuance of restricted stock	137	1	(392)			391	—
Income tax benefit from stock options			1,858				1,858
Amortization of deferred compensation			16,241				16,241
Cash flow hedging activities, net of taxes of $126					198		198	198

Balance, December 31, 2004	61,784	693	290,865	295,532	(59,194)	(220,609)	307,287	$120,272

2005 changes:
Net income				130,319			130,319	$130,319
Foreign currency translation adjustment					4,133		4,133	4,133
Dividends declared			4	(12,583)			(12,579)
Stock options exercised	936		4,414			20,497	24,911
Issuance of restricted stock and restricted stock units	95		(2,598)			2,598	—
Income tax benefit from stock options			2,109				2,109
Amortization of deferred compensation			12,206				12,206
Minimum pension liability, net of tax benefit of $6,017					(9,451)		(9,451)	(9,451)
Cash flow hedging activities, net of taxes of $214					335		335	335

Balance, December 31, 2005	62,815	$693	$307,000	$413,268	$(64,177)	$(197,514)	$459,270	$125,336

The accompanying notes are an integral part of these consolidated financial statements.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
      On July 7, 2001, Equifax Inc. spun-off its Payment Services division by consolidating all of the assets and liabilities of the businesses that comprised the Payment Services division into Certegy Inc. and distributing all of the outstanding shares of Certegy common stock to Equifax shareholders.
      On February 1, 2006, Fidelity National Information Services, Inc. (“Former FIS”) was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and as a result, the Company changed its name from Certegy to Fidelity National Information Services, Inc. (“FIS”). Although the combination with Former FIS was structured as a merger of Former FIS into a wholly owned subsidiary of Certegy, the stockholders of Former FIS now hold a majority of our outstanding shares of common stock. Accordingly, for accounting and financial reporting purposes, the merger will be treated as a reverse acquisition of Certegy by Former FIS under the purchase method of accounting pursuant to accounting principles generally accepted in the U.S. (“GAAP”). The financial statements of the combined company after the merger will reflect the financial results of Former FIS on a historical basis and will include the results of operations of Certegy from February 1, 2006.
      The accompanying consolidated financial statements include the accounts of Certegy and its majority-owned subsidiaries as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005. The consolidated financial statements have been prepared on the historical cost basis in accordance with GAAP and present the Company’s consolidated financial position, results of operations, changes in shareholders’ equity and cash flows. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
      Unless stated otherwise or the context otherwise requires, all references in these consolidated financial statements and related notes to “Certegy” are to Certegy Inc., and its subsidiaries, prior to the merger; all references to “Former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the merger; all references to “FIS” or the “Company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries; and all references to the “merger” are to the merger on February 1, 2006, of Former FIS into a wholly owned subsidiary of Certegy.
      Historically, Certegy’s business consisted of providing credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services (see Note 12 for segment information). Card Services provided card issuer services in the U.S., the U.K., Brazil, Chile, Australia, New Zealand, Ireland, Thailand, the Caribbean, and Canada. Additionally, Card Services provided merchant processing and e-banking services in the U.S. and card issuer software, support, and consulting services in numerous countries. Check Services provided check risk management services and related processing services in the U.S., the U.K., Canada, France, Ireland, Australia, and New Zealand.
Note 2 — Significant Accounting Policies
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
      Revenue Recognition. Revenues from credit and debit card processing and related services are recognized based on a specified amount per account, per card, or per transaction when processed or as services are rendered.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues for card merchant processing services are recognized in the period the transactions are processed or when the services are performed, based on a percentage of the gross amount charged. Certegy’s merchant processing operations previously consisted of two businesses: (1) merchant acquiring, which has now been sold, where Certegy was a direct party to contracts with merchants regarding its provision of card processing services for the merchant, and Certegy was subject to the associated risk that a cardholder billing dispute would be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, where Certegy provided authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. When Certegy was a direct party to contracts with merchants, revenues collected for services were based primarily on a discount rate, which considered the cost of interchange fees, which are processing fees paid to credit card associations. When the relationship was with the financial institution that contracts directly with the merchant, Certegy collected the interchange fees in addition to transaction fees. In both instances, Certegy was responsible for collecting the interchange fees after settling with the credit card associations and thus, interchange fees are recorded as a component of revenues and costs of services in the consolidated statements of income. As further discussed in Note 5, in September 2004, the Board of Directors approved a plan to sell the merchant acquiring business; therefore, Certegy’s financial statements reflect the results of operations of the merchant acquiring business as discontinued operations. In 2005, Certegy completed the sale of this business. Interchange fees reflected in the consolidated statements of income for 2005, 2004, and 2003 from continuing operations were $87.1 million, $69.0 million, and $62.8 million, respectively.
      Check guarantee is the process of electronically authorizing a check being presented to the merchant customer, through an extensive database, and guaranteeing the face value of the check to the merchant customer. Revenues for check guarantee services are based on a percentage of the face value of each guaranteed check and are recognized when the obligations to the merchant customer are fulfilled. Check verification services are similar to check guarantee services, except Certegy does not guarantee the verified checks, and the risk of loss is retained by the merchant customer. Revenues for check verification services are based on a fixed amount per check and are recognized when the checks are verified.
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
      Reserves for Card Processing and Check Guarantee Losses. Certegy recognizes a reserve for estimated losses related to its card issuing and merchant acquiring businesses based on historical experience and other relevant factors. In the card issuing business, estimates are recorded to accrue for losses resulting from transaction processing errors. A number of systems and procedures are utilized within the card issuing business in order to minimize such transaction processing errors. In the recently sold merchant acquiring business, Certegy was a direct party to contracts with merchants regarding its provision of card processing services for the merchant. If, due to the insolvency or bankruptcy of the merchant or other reasons, Certegy was not able to collect amounts from its merchant customers for billing disputes resolved in favor of the cardholder (referred to as a cardholder “chargeback”), Certegy had to bear the credit risk for the full amount

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the cardholder transaction. Certegy required cash deposits and other types of collateral from certain merchants to minimize any such risk. In addition, Certegy utilized a number of systems and procedures to manage merchant risk and believed that the diversification of its merchant portfolio among industries and geographic regions minimized its risk of loss. These card processing loss reserve amounts are subject to risk that actual losses may be greater than the estimates. The Company remains at risk for cardholder transactions in the merchant acquiring business conducted prior to the sale of the business. At December 31, 2005 and 2004, Certegy had aggregate card processing loss reserves of $0.7 million and $0.9 million, respectively, which are included in other current liabilities in the consolidated balance sheets.
      Effective January 1, 2003, Certegy adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires the recognition of a liability for the amount of the fair value of a guarantee. A liability is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. The adoption of FIN 45 did not have a material impact on the card processing business, as based on historical experience, ongoing credit risk assessments, and the collateral held, the fair value of Certegy’s guarantee for merchant chargebacks approximates the credit loss reserves.
      In the check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses its merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Merchant customers have approximately 60 days from the check date to present claims for dishonored checks to the Company. The Company has a maximum potential liability equal to the value of all checks presented to its merchant customers; however, through historical experience and analysis, the Company is able to reasonably estimate its liability for check returns. The Company recognizes a liability to its merchant customers for estimated check returns (claims payable) and a receivable for amounts the Company estimates it will recover from the check writers (claims recoverable), based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. Certegy had accrued claims payable and accrued claims recoverable balances of $29.5 million and $36.7 million at December 31, 2005 and $36.2 million and $39.3 million at December 31, 2004, respectively.
      As a result of FIN 45, with regards to check guarantee transactions occurring after December 31, 2002, the Company is required to maintain a liability for each guaranteed check equal to the fair value of the guarantee, until the settlement or expiration of the guarantee. As Certegy was already applying similar accounting policies for the recognition of its guarantee obligations and related revenue, the adoption of FIN 45 did not have a material impact on its check guarantee business.
      The Company settles its claim obligations with merchants on average within 14 days. Recoverability of claims from the check writers extends beyond this timeframe, but generally occurs within a one-year timeframe.
      Certegy recorded card processing losses and check guarantee losses, net of anticipated recoveries excluding service fees, of $147.1 million, $170.0 million, and $174.6 million, respectively, for the years ended December 31, 2005, 2004, and 2003. Amounts written-off, or in the case of check guarantee losses, the amounts paid to merchant customers, net of amounts recovered from check writers excluding service fees, were $151.3 million, $165.1 million, and $180.7 million, respectively, for the years ended December 31, 2005, 2004, and 2003.
      Other Charges. It is the Company’s policy to present other charges, such as severance, impairment, or restructuring, if significant for a given reporting period, on a separate line item within operating expenses in the consolidated statements of income. In the normal course of business, it is not unusual for the Company to

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Certegy adopted SFAS 123(R) on January 1, 2005, using the Black-Scholes-Merton option valuation model and the modified retrospective method, restating all prior periods. Prior to January 1, 2005, Certegy accounted for stock option awards using APB 25’s intrinsic value method as permitted by SFAS 123. As such, no compensation cost was recognized in the income statement, as the exercise price equaled the market value of the underlying common stock on the date of grant. Additionally, prior to January 1, 2005, Certegy presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires that the cash retained as a result of excess tax benefits relating to share-based compensation be presented as financing cash flows, with the remaining tax benefits presented as operating cash flows. Prior to the adoption of SFAS 123(R), restricted stock awards were recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of Certegy’s stock on the date of grant. The common or treasury stock balances were adjusted on the date of grant to reflect the issuance of the restricted stock awards. Under the provisions of SFAS 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. Accordingly, SFAS 123(R) requires that compensation cost be recognized over the requisite service period with an offsetting credit to paid-in capital. Refer to Note 8 for additional information regarding Certegy’s share-based compensation awards.
      Equity in Earnings of Unconsolidated Entity. The Company is a minority owner in a financial institution holding company whose objective is to engage in the acquisition and issuing of agent bank Visa and MasterCard credit cards for credit unions and to develop and provide other credit card-related products and services designed specifically for credit unions and their members. The holding company is currently in a start-up phase and is awaiting regulatory approval from the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2005, Certegy had invested approximately $0.5 million of its total anticipated investment of $2.5 million for a 24.99% ownership interest in the entity. Certegy accounts for this investment using the equity method of accounting.
      Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Diluted EPS reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding during the period. Diluted weighted average shares outstanding in 2005, 2004 and 2003 excludes 960 thousand, 37 thousand and 2.0 million weighted average shares, respectively, since these shares were antidilutive.
      A reconciliation of the average outstanding shares used in the basic and diluted EPS calculations for the years ended December 31, 2005, 2004, and 2003 is as follows (in thousands):

	2005	2004	2003

Weighted average shares outstanding — basic	62,011	62,818	65,094
Effect of dilutive securities:
Stock options	931	815	479
Restricted stock and restricted stock units	449	333	297

Weighted average shares outstanding — diluted	63,391	63,966	65,870

      Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.
      Settlement Deposits, Receivables, and Payables. Settlement receivables and payables result from timing differences in Certegy’s settlement process with merchants, financial institutions, and credit card associations related to merchant and card transaction processing and third-party check collections. Cash held by Certegy associated with this settlement process is classified as settlement deposits in the consolidated balance sheets.
      The Company has a $100 million unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. This facility has a term of 364 days and is renewed annually. There were no amounts outstanding under this facility at December 31, 2005 or 2004.
      Trade Accounts Receivable. Provisions for losses on trade accounts receivable were $2.0 million, $1.1 million, and $2.0 million, respectively, and write-offs, net of recoveries, were $1.7 million, $0.8 million, and $2.8 million, respectively, for the years ended December 31, 2005, 2004, and 2003.
      Other Receivables and Other Payables. Other receivables and other payables represent amounts due from consumers and amounts due to merchant customers, respectively, related to the deferred debit processing services offered in Australia and the U.K. Additionally, other receivables include amounts due from various financial institutions for the settlement of credit card, debit card, or ATM transactions generated by consumers to access cash or written payment instruments in the cash access business. Other payables also include amounts due to casinos for written payment instruments issued by Certegy in its cash access business.
      Other Current Assets. Certegy’s other current assets at December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Prepaid expenses	$10,429	$13,395
Current deferred income taxes (Note 7)	1,413	3,768
Inventories and supplies	2,195	2,417
Other	3,810	2,656

	$17,847	$22,236

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property and Equipment. The cost of property and equipment is depreciated on a straight-line basis over estimated useful lives as follows: building — 40 years; leasehold improvements — not to exceed lease terms; data processing equipment — 3 to 5 years; and furniture and other equipment — 3 to 8 years. Maintenance and repairs are charged to expense as incurred.
      Property and equipment at December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Land	$1,500	$1,500
Building and improvements	41,051	38,852
Data processing equipment	85,507	72,014
Furniture and other equipment	70,660	60,283

	$198,718	$172,649
Less accumulated depreciation	(128,372)	(111,159)

	$70,346	$61,490

      Depreciation and amortization expense for property and equipment, including equipment under capital lease, was $20.4 million in 2005, $19.0 million in 2004, and $16.8 million in 2003.
      Equipment under capital lease, which is included in data processing equipment, was $8.1 million and $6.2 million at December 31, 2005 and 2004, respectively. Accumulated depreciation related to these assets totaled $3.0 million and $1.3 million at December 31, 2005 and 2004, respectively.
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
      The Company is the tenant of certain real property located in St. Petersburg, Florida (the “Florida Leased Property”) pursuant to the terms of a synthetic lease agreement entered into on December 30, 1999 (the “Florida Lease”) with an unconsolidated variable interest entity (the “VIE”), as landlord. The term of the Florida Lease expires on September 17, 2009, but can be renewed through September 17, 2014. In order to acquire the Florida Leased Property, third parties have invested capital at risk equal to 3.5% of the assets of the VIE with the remainder being financed through a debt obligation of the VIE. This, and certain other criteria, allowed Certegy to not consolidate the VIE in its financial statements prior to adopting FIN 46. Rather, Certegy accounted for the arrangement as an operating lease. Accordingly, neither the leased facility nor the related debt was recorded in its consolidated balance sheet.
      Upon adoption of certain provisions of FIN 46 on December 31, 2003, Certegy consolidated the VIE and recorded a cumulative effect of accounting change expense of $1.3 million after-tax, or $0.02 per diluted share. Upon consolidation of the VIE, property and equipment increased by $21.0 million, which is net of accumulated depreciation of $2.2 million, long-term notes payable increased by $22.4 million, deferred income tax assets increased by $0.8 million, and a minority interest liability of $0.8 million was recorded, which is included in other long-term liabilities in the consolidated balance sheet.
      The effect on diluted EPS would have been less than $0.01 in 2003 if FIN 46 had been adopted as of the beginning of 2003.
      At December 31, 2005, the value of the property and equipment related to the VIE included in Certegy’s consolidated balance sheet was $19.9 million, which is net of accumulated depreciation of $3.3 million.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) prescribes the method for determining goodwill impairment. First, a determination of the fair value of the reporting unit is made using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to purchase price allocation is made, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. SFAS 142 further requires that reporting unit goodwill be re-evaluated and tested for impairment at least on an annual basis. Accordingly, during 2005, 2004, and 2003, Certegy updated its impairment evaluation and determined that reporting unit goodwill remained unimpaired.
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
      A summary of the changes in the net carrying amount of goodwill by reporting segment for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	Card Svcs	Check Svcs	Total

Balance as of January 1, 2004	$157,968	$29,659	$187,627
Acquisitions	21,916	17,408	39,324
Discontinued operations	(4,005)	—	(4,005)
Foreign currency translation	9,020	975	9,995

Balance as of December 31, 2004	184,899	48,042	232,941
Prior acquisitions	2,366	—	2,366
Foreign currency translation	11,063	(1,574)	9,489

Balance as of December 31, 2005	$198,328	$46,468	$244,796

      During 2004, Certegy completed acquisitions of Game Financial Corporation (“Game Financial”), Crittson Financial Services LLC (“Crittson”), and Caribbean CariCard Services, Inc. (“CariCard”) (Note 4). The goodwill allocated to the merchant acquiring portion of the Crittson acquisition was reclassified to discontinued operations (Note 5).
      During 2005, Certegy recorded certain adjustments to the purchase price allocation of these acquisitions as further discussed in Note 4.
      Other Intangible Assets. Certegy’s acquired intangible assets subject to amortization at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Acquired customer contracts	$21,908	$(9,659)	$27,328	$(5,431)
Other	4,853	(1,556)	4,853	(1,244)

	26,761	(11,215)	32,181	(6,675)

Net book value	$15,546		$25,506

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certegy’s acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period for acquired customer contracts is six years, while the weighted-average amortization period for other acquired intangible assets, which primarily consist of data files and customer lists, is 13 years.
      During 2004, Certegy completed the acquisitions of Game Financial, Crittson, and CariCard, resulting in identifiable intangible assets as further discussed in Note 5. These intangible assets represent the values assigned to acquired customer contracts and are being amortized on a straight-line basis primarily over seven years.
      The change in the carrying amount of other intangible assets from December 31, 2004 to December 31, 2005 was the result of certain adjustments to the purchase price allocation of the Game Financial and CariCard acquisitions (Note 4) and currency translation adjustments.
      Amortization expense associated with Certegy’s acquired intangible assets totaled $4.5 million, $4.0 million, and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for acquired intangible assets for each of the five succeeding fiscal years is as follows: 2006-$4.1 million; 2007-$4.1 million; 2008-$2.1 million; 2009-$1.5 million; and 2010-$1.5 million. However, future amortization amounts will change as a result of purchase accounting that will be applied to Certegy’s net assets in connection with the merger. See Note 13 for further information.
      Certegy had no other intangible assets with indefinite useful lives.
      Systems Development and Capitalized Contract Costs. The Company develops and purchases computer software that is used internally to provide processing services to customers or for internal administrative use, and to a lesser extent, software to be sold or licensed to customers. These systems development costs have been capitalized based on Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” which requires the capitalization of qualifying internal and external costs incurred in connection with the design, coding, installation, and testing of internal use software. Certegy ceased capitalization at the point at which the project was substantially complete and ready for its intended use. Systems development costs were amortized on a straight-line basis generally over five to eight years, as determined by their estimated useful lives.
      Additionally, Certegy capitalized contract acquisition costs related to signing or renewing long-term customer contracts to the extent recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. These costs, primarily consisting of internal conversion costs and cash payments for rights to provide processing services, were amortized on a straight-line basis generally over the terms of the customer contracts.
      Amortization expense for systems development and capitalized contract costs was $27.1 million, $24.4 million, and $23.2 million in 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, accumulated amortization was $142.9 million and $110.9 million, respectively.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other Assets. Other assets, net at December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Cash surrender value of life insurance policies	$15,745	$13,998
Intangible assets related to retirement plans (Note 9)	4,080	4,742
Deferred income taxes (Note 7)	1,535	4,873
Deferred financing costs, net	1,511	2,596
Prepaid pension cost (Note 9)	—	16,656
Other	36,535	27,555

	$59,406	$70,420

      Impairment of Long-Lived Assets. Long-lived assets other than goodwill include property and equipment, other intangible assets, systems development and capitalized contract costs, and other assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, Certegy’s long-lived assets are appropriately valued at December 31, 2005 and 2004.
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
      Other Current Liabilities. Certegy’s other current liabilities at December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Deferred revenue	$9,363	$8,414
Accrued interest	2,799	2,810
Other	14,691	17,047

	$26,853	$28,271

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss at December 31, 2005, 2004, and 2003 consists of the following components (in thousands):

	2005	2004	2003

Cumulative foreign currency translation adjustment	$(54,512)	$(58,645)	$(75,107)
Minimum pension liability, net of tax benefit (Note 9)	(9,451)	—	—
Cumulative loss from cash flow hedging activities	(214)	(549)	(747)

Accumulated other comprehensive loss	$(64,177)	$(59,194)	$(75,854)

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
      Supplemental Cash Flow Information. Supplemental cash flow disclosures for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands):

	2005	2004	2003

Income taxes paid, net of amounts refunded	$78,329	$55,534	$39,163
Interest paid	$11,550	$11,958	$4,536
      Income taxes paid in 2005 increased in large part due to an increase in estimated income tax payments of approximately $20.0 million related to the gain on the sale of the merchant acquiring business during 2005 (Note 5). Under SFAS No. 95, “Statement of Cash Flows,” all income tax payments are included in determining net cash flow from operating activities, but the cash received from the sale of a business, including that portion related to the gain on the sale, must be reported as an investing cash flow.
      Financial Instruments. The Company considers the carrying amounts of its financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued liabilities to approximate their fair market values due to their short maturity. The fair value of Certegy’s long-term unsecured notes was $197.7 million at December 31, 2005, compared to the carrying amount of $199.7 million. The fair value was derived using the discounted value of future cash flows at rates currently available for notes with similar terms. All other debt instruments at December 31, 2005, approximated their fair values given the debt arrangements have variable interest rates that reflect current terms and conditions for similar debt. The fair value of long-term unsecured notes was $204.4 million at December 31, 2004, compared to the carrying amount of $199.5 million.
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. At December 31, 2005, Certegy had an interest rate swap arrangement that, in effect, fixed the interest rate for a related variable rate lease obligation (Note 10). This derivative was designated as a cash flow hedge, was documented as fully effective, and at December 31, 2005 and 2004, was valued as a liability totaling $0.6 million and $1.2 million, respectively. The notional amount of the debt underlying the swap arrangement at the date of the transaction was $10.1 million.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The value of this swap arrangement is included in other current liabilities in the consolidated balance sheets, and the related gains or losses are recorded, net of income tax effects, as a component of other comprehensive income.
Note 3 — Merger and Acquisition Costs and Other Charges
      Merger and Acquisition Costs. On February 1, 2006, Former FIS was merged into a wholly owned subsidiary of Certegy in a tax-free merger. See Note 13 for further information on the merger.
      During 2005, Certegy was selected to exclusively negotiate with two of the largest card issuing banks in Brazil to establish and acquire a majority-ownership interest in a new joint venture company that will provide a wide range of card processing services. Currently, it is anticipated that the card issuing banks will contribute long-term exclusive processing contracts to the joint venture, and the Company will contribute consideration of cash and other capital, which may include part or all of its existing Brazilian operations. The Company cannot, at this time, predict the timing or ultimate outcome of this possible joint venture.
      During 2005, Certegy incurred $11.2 million of investment banking, legal, accounting, and other direct costs (“M&A”) related to these transactions. Merger costs of $8.3 million are included in Corporate expense while $2.9 million in joint venture costs are included in Card Services.
      M&A costs for the year ended December 31, 2005 consist of the following (in thousands):

	2005

	Merger	Joint Venture	Total

Investment banking fees	$3,864	$406	$4,270
Legal fees	2,627	1,025	3,652
Accounting fees	715	440	1,155
Consulting and other costs	1,033	1,052	2,085

	$8,239	$2,923	$11,162

      Other Charges. During 2003, Certegy recorded other charges of $12.2 million ($7.7 million after-tax). These charges included $9.6 million of early termination costs associated with a U.S. data processing contract, $2.7 million of charges related to the downsizing of the Brazilian card operation, and ($0.1) million of market value recoveries on collateral assignment in life insurance policies (the carrying value of the collateral assignment is the lesser of the policies’ cash surrender value or the premiums paid), net of severance charges. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 144.
      Early Termination Costs. In March 2003, Certegy entered into a ten-year agreement with IBM to provide data processing services for its U.S. operations. The Company anticipates that this agreement, which replaces an existing arrangement Certegy had with EDS, will provide cost savings and future operational flexibility to the Company. Certegy recorded a charge of $9.6 million in March 2003 for early contract termination costs under the terms of the existing EDS contract, which included a $6.7 million termination charge and $2.9 million for “wind-down” costs payable to EDS related to the disposal or redeployment of EDS equipment, the placement of EDS personnel, and the termination of third-party agreements. Approximately $8.8 million of this charge was recorded in Card Services, while the remaining $0.8 million was recorded in Check Services. The conversion to IBM was completed during the third quarter of 2003 and all charges were paid as of December 31, 2004.
      Downsizing of Brazilian Card Operation. Due to the loss of a large customer in the Brazilian card operation, which discontinued using Certegy’s card processing services at the beginning of March 2003, and the continued focus on attaining cost efficiencies, Certegy downsized its Brazilian card operation during the

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
first quarter of 2003. In conjunction with this downsizing, Certegy recorded charges of $2.7 million, which included severance charges of approximately $0.7 million, a $0.2 million charge for third-party contract termination costs, and $1.8 million of asset impairment charges related to equipment and capitalized software development costs. The impairment resulted from the downsizing of the operation and management’s strategic focus away from certain development models in order to attain on-going cost efficiencies in its operations. All of the 2003 contract termination costs and severance charges were paid as of December 31, 2004.
Note 4 — Acquisitions
      On March 1, 2004, Certegy completed the purchases of Game Financial, a provider of debit and credit card cash advances, ATM access, and check cashing services in gaming institutions, and Crittson, a full service provider of card and merchant processing services. The acquisition of Game Financial helps position the Company as a leading provider of comprehensive cash access services in the gaming industry and broadens its check risk management product line and customer base, while the acquisition of Crittson further strengthens the Company’s U.S. market share as the leading third party credit card processor for community banks and credit unions. On August 6, 2004, Certegy completed the acquisition of CariCard, a third-party transaction processor in the Caribbean. CariCard provides a wide range of products and services to financial institutions, retailers, and the petroleum industry that service markets in 16 countries throughout the Caribbean.
      These acquisitions had a combined cash purchase price of $45.5 million, net of $24.6 million of cash acquired. During 2005, Certegy paid an additional $1.0 million related to Crittson as a result of the acquired business achieving specified levels of revenue growth during designated periods subsequent to the acquisition. This payment resulted in an increase in goodwill.
      During 2005, Certegy recorded certain purchase price allocation adjustments in connection with the Crittson and CariCard acquisitions. These adjustments included a net decrease in goodwill of $0.6 million to record a reduction in acquisition liabilities. Additional adjustments resulted in a net increase in goodwill of $1.9 million and a net decrease in acquired customer contracts of $0.7 million to adjust deferred tax liabilities on assets acquired.
      During 2005, a customer contract acquired as part of the Game Financial acquisition was terminated by the customer. The purchase agreement for Game Financial provides for a purchase price reduction in the event of the termination of this customer contract. Upon notice of the termination of this customer contract, Certegy recorded a receivable for $4.8 million and a reduction in the value previously assigned to this acquired customer contract (included in other intangible assets). The receivable is included in other receivables in the consolidated balance sheet at December 31, 2005.
      The purchase price allocation, including the purchase price allocation adjustments discussed above, resulted in identifiable intangible assets of $14.9 million at December 31, 2005, which are being amortized primarily over seven years. This intangible asset value was assigned to acquired customer contracts. Goodwill recognized in these acquisitions amounted to $41.7 million at December 31, 2005, which is expected to be fully deductible for tax purposes. Goodwill was assigned to the Card Services and Check Services segments in the amounts of $24.3 million and $17.4 million, respectively.
      In connection with these acquisitions, Certegy recorded acquisition liabilities, net of the $0.6 million discussed above, totaling $7.2 million for early termination costs associated with a data processing contract of one of the acquired businesses, severance and relocation costs for employees of the acquired businesses, and professional fees. These costs were reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. There are no outstanding liabilities related to these acquisitions as of December 31, 2005.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The above acquisitions were accounted for as purchases and their results of operations have been included in the consolidated statements of income from the dates of acquisition. The pro forma effects of these acquisitions on Certegy’s consolidated financial statements were not material.
      Approximately $5.8 million of the Crittson purchase price, which represents merchant acquiring operations, was reclassified to discontinued operations (Note 5), including $4.0 million of goodwill and $1.2 million of identifiable intangible assets. Additionally, during 2003, Certegy acquired a merchant portfolio for $4.5 million in cash, which was being amortized on a straight-line basis over seven years. This acquisition was also reclassified to discontinued operations (Note 5).
Note 5 — Discontinued Operations
      Certegy’s merchant processing operations consisted of two businesses: (1) merchant acquiring, which has now been sold, where Certegy was a direct party to contracts with merchants regarding its provision of card processing services for the merchant, and was subject to the associated risk that a cardholder billing dispute would be resolved in favor of the cardholder (referred to as a cardholder “chargeback”), and (2) institution processing, where Certegy provided authorization, settlement, and customer service to community banks and others that contract directly with merchant customers. Certegy viewed merchant acquiring as a non-strategic business and over the past few years, had operated this business conservatively to reduce exposure to merchant risk, which in the short-term improved overall profitability but limited growth. In September 2004, the Board of Directors approved a plan to sell the merchant acquiring business, at which time, the held for sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” were met.
      During the second quarter of 2005, Certegy sold a majority of the merchant acquiring business for $57.0 million, which resulted in a gain of $45.4 million, or $27.3 million after-tax ($0.43 per diluted share). Also during the quarter, Certegy recorded an $11.2 million, or $6.8 million after-tax ($0.11 per diluted share) write-down of its remaining merchant acquiring portfolio to its estimated net realizable value. In September 2005, Certegy completed the sale of its remaining merchant acquiring portfolio for $3.0 million of cash, which approximated net book value at the date of sale.
      Certegy’s financial statements reflect the merchant acquiring business as a discontinued operation with the related assets and liabilities classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” in the consolidated balance sheet at of December 31, 2004. The results of operations are treated as income from discontinued operations, net of tax, and separately stated in the consolidated statements of income, below income from continuing operations. The merchant acquiring operations were historically included in the Card Services segment.
      The Company plans to continue to operate the institution processing business, which it believes is complementary to its card issuing business.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for discontinued operations for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Revenues	$57,398	$107,194	$93,730
Operating expenses	50,441	97,665	87,545

Income before income taxes	6,957	9,529	6,185
Provision for income taxes	(2,605)	(3,595)	(2,288)

Income from operations	4,352	5,934	3,897
Gain on sale of business, net of tax	27,276	—	—
Write-down of portfolio, net of tax	(6,823)	—	—

Income from discontinued operations, net of tax	$24,805	$5,934	$3,897

      The assets held for sale and liabilities related to assets held for sale as of December 31, 2004 were as follows (in thousands):

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

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized cash flow information associated with discontinued operations for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Income from discontinued operations	$4,352	$5,934	$3,897
Deferred income taxes	(165)	4,994	718
Changes in assets and liabilities:
Accounts receivable, net	5,389	(968)	(1,063)
Current liabilities, excluding settlement and claims payable	(670)	(200)	296
Other current assets	21	(8)	—
Other long-term assets	—	2,327	2,429

	8,927	12,079	6,277

Capital expenditures	—	(161)	(208)
Acquisitions (Note 4)	—	(5,800)	(4,521)

	—	(5,961)	(4,729)

Net cash provided by discontinued ope rations	$8,927	$6,118	$1,548

      The sale of Certegy’s merchant acquiring business in 2005 resulted in proceeds of $60.0 million, which are presented in investing activities in the statement of cash flows. Income taxes paid in 2005 on the gain on the sale were approximately $20.0 million, which are included in operating activities in the statement of cash flows. Cash flows from our discontinued operations, excluding the cash flows related to the sale, are shown separately in the statement of cash flows as cash provided by discontinued operations.
Note 6 — Long-Term Debt
      Long-term debt at December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004

Unsecured notes, 4.75%, due 2008, net of unamortized discount of $0.3 million and $0.5 million in 2005 and 2004, respectively	$199,667	$199,543
Borrowings under revolving credit facility	—	48,600
Notes payable, 4.27% in 2005 and 2.25% in 2004, due 2009	22,364	22,364
Capital lease obligations, less current portion	5,850	3,461

	$227,881	$273,968

      Unsecured Notes. In September 2003, Certegy completed its offering of $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes rank equally with all of the Company’s existing and future unsecured, unsubordinated indebtedness from time to time outstanding. The notes were sold at a discount of $0.6 million, which along with the related note issuance costs, are amortized on a straight-line basis over the term of the notes. Certegy used the net proceeds from the offering to repay the outstanding indebtedness under its $300 million revolving credit facility and for general corporate purposes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15.
      Revolving Credit Facilities. In September 2003, Certegy cancelled its $300 million revolving credit facility and replaced it with a new three-year $200 million revolving credit facility. This facility bore interest at an annual rate of LIBOR plus 100 basis points and contained certain financial covenants related to interest

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
coverage and funded debt to cash flow. Borrowings on this facility were available to meet working capital needs and to fund strategic acquisitions and periodic repurchases of shares when deemed appropriate. This facility was amended in August 2004 to reduce certain restrictions on intercompany loans and cash transfers among subsidiaries. At December 31, 2004, Certegy had outstanding borrowings of $48.6 million, which were repaid in June 2005 with available cash and net proceeds from the sale of the merchant acquiring business (Note 5). This facility had a weighted average interest rate of 3.42% in 2005 and 2.57% in 2004.
      On January 31, 2006 this facility was cancelled in connection with the merger with Former FIS (Note 13), and Certegy entered into a $250 million unsecured interim term loan with a financial institution bearing interest at a rate equal to the higher of the institution’s announced prime lending rate or the federal funds rate plus one-half of one percent. The interim term loan contained customary representations and warranties, and affirmative and negative covenants, which were substantially similar to those contained in the $200 million revolving credit facility. Proceeds from the loan were used to provide the cash necessary to fund the special dividend in connection with the merger (Note 13) and merger-related expenses. The loan was repaid and cancelled on February 1, 2006 using available cash and borrowings under the Former FIS credit facility. Refer to Former FIS’s financial statements included as Exhibit 99.2 to this filing for a description of its credit facility.
      The Company also has an unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with its credit and debit card settlement operations (Note 2). In June 2003, Certegy lowered the borrowing amount from $130 million to $100 million. This facility has a term of 364 days and is renewed annually. Outstanding borrowings on this credit facility are classified as part of Certegy’s settlement payables in the consolidated balance sheets. There were no amounts outstanding under this facility at December 31, 2005 or 2004.
      The Company amended this credit agreement on February 1, 2006 to make certain of its terms consistent with the provisions of the Former FIS credit facility, which amendment also revised the pricing applicable to the obligations under the credit agreement so that loans made thereunder will be made utilizing a variable rate of interest dependent on the senior secured leverage ratio (as it exists from time to time) of the Company and its consolidated subsidiaries with (i) prime rate based borrowings to include an applicable margin above the prime rate ranging from 0.25% to 0.75% per annum, (ii) LIBOR based borrowings to include an applicable margin above LIBOR ranging from 1.25% to 1.75% per annum and (iii) federal funds rate borrowings to include an applicable margin above the federal funds rate ranging from 1.50% to 2.0% per annum. The credit agreement contains various covenants and restrictions, including, among other things, limitations on the ability to incur indebtedness, to grant liens, to undertake certain mergers, to liquidate, to make certain investments and acquisitions, to make certain capital expenditures, to pay dividends and redeem shares, and to dispose of certain assets. The terms of the credit agreement also require the Company to maintain certain senior secured leverage and interest coverage ratios. The borrowings under this facility, which have not been guaranteed by any of the Company’s subsidiaries, are unsecured and rank on parity in right of payment with all other unsecured and unsubordinated indebtedness from time to time outstanding.
      Notes Payable. As described in Note 2, Certegy consolidated its Florida Lease on December 31, 2003, in accordance with certain provisions of FIN 46. As a component of this consolidation, Certegy recorded long-term notes payable of $22.4 million, which are due at the expiration of the lease in September 2009. These notes had a weighted average interest rate of 4.27% in 2005 and 2.25% in 2004.
      The Company amended the Florida Lease on February 1, 2006 to make certain of its terms consistent with the provisions of the Former FIS credit facility, which amendment also: (i) revised the pricing applicable to the Florida Lease to LIBOR plus an applicable margin as existing from time to time under the Former FIS credit facility, plus 0.125% per annum; and (ii) added certain of the Company’s subsidiaries as guarantors.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Capital Lease Obligations. The Company is party to several capital lease agreements for network, data processing, and computer equipment with terms ranging from three to five years. Assets leased under these agreements totaled $8.1 million and $6.2 million at December 31, 2005 and 2004, respectively.
      Future maturities of capital lease obligations, including current portion, as of December 31, 2005 are as follows (in thousands):

2006	$3,366
2007	3,320
2008	2,483
2009	380
2010	29

9,578
Less amounts representing interest	(692)

Present value of minimum lease payments	$8,886

Note 7 — Income Taxes
      The Company files a consolidated U.S. federal income tax return with its domestic subsidiaries. Foreign subsidiaries file separate income tax returns based on each subsidiary’s operations. Where available, the Company does use foreign group relief provisions to reduce taxes payable within the same country tax group.
      The provision for income taxes from continuing operations before cumulative effect of a change in accounting principle and including the effects of adopting SFAS 123(R) consists of the following (in thousands):

	2005	2004	2003

Current:
Federal	$48,999	$51,940	$29,153
State	5,697	6,141	3,755
Foreign	5,877	7,492	5,513

	60,573	65,573	38,421

Deferred:
Federal	3,280	(6,883)	13,378
State	631	(1,015)	815
Foreign	4,443	1,436	(2,185)

	8,354	(6,462)	12,008

	$68,927	$59,111	$50,429

      The provision for income taxes is based on pre-tax income from continuing operations, which includes the effects of adopting SFAS 123(R) as follows (in thousands):

	2005	2004	2003

United States	$156,557	$142,766	$135,382
Foreign	18,001	14,023	(2,809)

	$174,558	$156,789	$132,573

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes from continuing operations before cumulative effect of a change in accounting principle and including the effects of adopting SFAS 123(R) is reconciled with the U.S. federal statutory rate as follows (in thousands):

	2005

			2004

					2003

Provision calculated at federal statutory rate	$61,095	35.0%	$54,876	35.0%	$46,401	35.0%
State and local taxes, net of federal benefit	4,113	2.4	3,332	2.2	3,629	2.7
Foreign tax on U.S. income	431	0.3	982	0.6	367	0.3
Unremitted earnings of foreign subsidiaries	(1,379)	-0.8	(1,096)	-0.7	(528)	-0.4
Incentive stock options	—	—	1,106	0.7	1,302	0.9
M&A costs	3,732	2.1	—	—	—	—
Other	935	0.5	(89)	-0.1	(742)	-0.5

	$68,927	39.5%	$59,111	37.7%	$50,429	38.0%

      The effective tax rate of 39.5% for the year ended December 31, 2005 reflects the impact of not recognizing a tax benefit associated with the M&A costs of $11.2 million incurred during 2005. A tax benefit for these costs was not recorded because the ultimate tax treatment of these costs cannot be determined with adequate certainty at this time.
      During 2002, Certegy determined that its investments in certain foreign subsidiaries are permanently invested and will not be repatriated to the U.S. in the foreseeable future. Future U.S. tax consequences on the undistributed earnings of these subsidiaries are no longer considered in the tax provision calculation in accordance with APB Opinion No. 23, “Accounting for Income Taxes — Special Areas”. At December 31, 2005, there are approximately $57.1 million of undistributed net earnings for which no additional U.S. tax has been provided.
      During 2004, the U.S. enacted legislation that would permit companies with undistributed foreign earnings to repatriate those earnings in either 2004 or 2005 at a preferential rate of approximately 5.25%. To qualify for the preferential rate, the cash dividend must be extraordinary (i.e. greater than the average foreign dividends paid over a test period), cannot be used to fund loans back to controlled foreign subsidiaries, and must be invested in the U.S. pursuant to a domestic reinvestment plan that is approved by the taxpayer’s chief executive officer and its Board of Directors, management committee or similar body.
      Management has determined that the level of cash held by its controlled foreign subsidiaries is required for operations outside of the U.S. As such, Certegy did not make qualifying distributions during 2004, but did approve limited distributions from foreign subsidiaries in 2005. Certegy’s Barbados subsidiary distributed approximately $0.4 million in December 2005.
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

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of Certegy’s deferred income tax assets and liabilities related to continuing operations and including the effects of adopting SFAS 123(R) at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred income tax assets:
Employee compensation and benefit plans	$19,782	$7,788
Net operating loss and foreign tax credit carryovers	18,314	15,458
Reserves and accrued expenses	5,457	5,477
Deferred income	17	1,171
Depreciation	—	9
Other	3,978	3,715

	47,548	33,618

Deferred income tax liabilities:
Intangibles and other assets	(49,452)	(40,646)
Claims recoverable and payable, net	(4,742)	(2,284)
Depreciation	(85)	—
Other	(3,534)	(4,142)

	(57,813)	(47,072)

Valuation allowances	(15,899)	(10,976)

Net deferred income tax liability	$(26,164)	$(24,430)

Current deferred tax asset (included in other current assets)	$1,413	$3,768
Long-term deferred tax asset (included in other assets)	1,535	4,873
Long-term deferred tax liability	(29,112)	(33,071)

	$(26,164)	$(24,430)

      A significant portion of Certegy’s deferred tax assets relate to net operating loss carryovers in countries outside the U.S. The Company considers the need for a valuation allowance on a country-by-country basis taking into account the effects of local tax law. Management believes that there is sufficient evidence to support its conclusion not to record a valuation allowance for deferred tax assets, other than for the U.S. foreign tax credit carryover and all Brazilian deferred tax assets. Many factors are considered in the determination, including whether the losses were generated primarily by accelerated tax deductions for software, whether the operations with significant net operating losses have current year taxable income before net operating loss utilization, and whether the significant net operating losses have an indefinite life.
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

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The deferred tax assets for net operating loss and foreign tax credit carryovers, net of valuation allowances, as of December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Net operating loss for Card Services Brazil (no expiration date)	$15,169	$10,438
Net operating loss for Card Services Australia (no expiration date)	2,555	4,743
Net operating loss for Card Services U.S. — State	340	—
U.S. foreign tax credit carryover at Certegy Inc. (expires 2006)	179	179
Net operating loss for Card Services U.K. (no expiration date)	56	67
Net operating loss for Card Services Chile (no expiration date)	15	10
Net operating loss for Card Services Thailand (expires 2009)	—	21

Net operating loss and foreign tax credit carryovers	18,314	15,458
Valuation allowance for Card Services Brazil	(15,169)	(10,438)
Valuation allowance for Certegy Inc.	(179)	(179)

	$2,966	$4,841

      In addition to the valuation allowances related to net operating loss and foreign tax credit carryovers, Certegy had valuation allowances of $0.5 million and $0.4 million at December 31, 2005 and 2004, respectively, related to reserves and accrued expenses. The change in valuation allowances during 2005 is summarized as follows (in thousands):

Valuation allowances at December 31, 2004	$10,976
Current year change in valuation allowance for Brazil net operating loss	3,256
Current year change in valuation allowance for other Brazil deferred tax assets	141
Foreign currency translation on Brazil valuation allowance	1,526

Valuation allowances at December 31, 2005	$15,899

      As discussed in Notes 3 and 13, on February 1, 2006, Former FIS was merged into a wholly owned subsidiary of Certegy in a tax-free merger.
Note 8 — Shareholders’ Equity
      As discussed in Note 2, Certegy adopted SFAS 123(R) on January 1, 2005, using the Black-Scholes-Merton option valuation model and the modified retrospective method, restating all prior periods. The Company currently awards stock options, restricted stock, and restricted stock units to its employees and members of the Board of Directors, the terms of which are described in further detail below.
      Certain changes were made to Certegy’s share-based compensation plans as a result of the merger. Additionally, vesting of all outstanding Certegy equity incentive awards was accelerated upon closing of the merger. See Note 13 for further information.
      Stock Options. In June 2001, Certegy’s Board of Directors adopted the Certegy Inc. Stock Incentive Plan (the “Employee Stock Plan”), pursuant to which 6.6 million shares of authorized but unissued common stock were reserved. The Employee Stock Plan provides that qualified and nonqualified stock options may be granted to officers and other key employees at exercise prices not less than market value on the date of grant. Options generally vest over a three or four-year period subject to the employee’s continued service and are exercisable for seven to ten years from the date of grant. Options generally provide for accelerated vesting in the event of a change in control. Options generally continue to vest in accordance with the original vesting schedule upon retirement, or upon permanent disability if the optionee is then eligible to retire, subject to the

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
individual being available to perform reasonable services for the Company as a consultant through the vesting date of the grant, and subject to the conditions that the individual does not commence employment with a competitor of the Company, does not engage in solicitation of the Company’s employees, customers or suppliers, and does not disclose the Company’s confidential information or trade secrets.
      Additionally, Certegy adopted the Certegy Inc. Non-Employee Director Stock Option Plan, pursuant to which 200,000 shares of stock were reserved for grant to non-employee directors in the form of stock options.
      At December 31, 2005, there were approximately 0.7 million and 0.2 million shares available for future grants and restricted stock awards under the Employee Stock Plan and the Director Stock Plan, respectively.
      The following is a summary of the stock option activity during 2005, 2004, and 2003 (options in thousands):

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(years)	Value

Balance, January 1, 2003	4,369	$26.26
Granted (at market price)	639	25.58
Exercised	(196)	29.99
Cancelled	(304)	18.89

Balance, December 31, 2003	4,508	$26.49
Granted (at market price)	767	33.77
Exercised	(87)	30.81
Cancelled	(580)	20.75

Balance, December 31, 2004	4,608	$28.34
Granted (at market price)	742	35.44
Exercised	(936)	26.63
Cancelled	(92)	31.76

Balance, December 31, 2005	4,322	$29.86	5.41	$46,251

Exercisable, December 31, 2005	3,022	$28.46	5.09	$36,578

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005 (options in thousands):

	Options Outstanding

		Weighted Average		Options Exercisable
		Remaining
		Contractual Life	Weighted Average		Weighted Average
Range of Exercise Price	Options	in Years	Exercise Price	Options	Exercise Price

$13.27 – $18.97	450	4.49	$18.19	423	$18.14
$19.94 – $23.72	489	4.18	$22.04	489	$22.04
$24.54 – $26.68	468	5.99	$25.28	281	$25.51
$26.92 – $30.09	537	5.09	$29.03	499	$29.04
$30.40 – $33.84	426	4.98	$32.47	312	$32.44
$34.96	921	6.12	$34.96	870	$34.96
$35.09 – $35.24	663	5.78	$35.18	119	$35.09
$35.35 – $38.58	328	6.15	$35.58	12	$36.72
$38.59	20	6.47	$38.59	—	$—
$43.50	20	1.38	$43.50	17	$43.50

	4,322	5.41	$29.86	3,022	$28.46

      The fair value of options granted in 2005, 2004, and 2003 is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions summarized in the following table.

	2005	2004	2003

Dividend yield	0.5%	0.6%	0.6%
Expected volatility	25.0%	39.8%	40.0%
Risk-free interest rate	3.70 – 4.37%	3.6%	3.1%
Expected term (in years )	4.62 – 6.97	4.8	4.8
      Expected volatility and expected term are primarily based on Certegy’s historical data. In computing historical volatility, the Company disregards any identifiable period of time in which its share price is extraordinarily volatile because of events that are not expected to recur during the expected term. In 2005, Certegy began evaluating the expected term based on separate employee groups with similar historical exercise behavior. The range provided in the table above results from certain groups of employees exhibiting different exercise behavior. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term. The dividend yield is calculated based on the anticipated dividends over the expected term.
      The weighted-average grant-date fair value per share of options granted in 2005, 2004, and 2003 under the Employee Stock Plan and the Director Stock Plan is as follows:

	2005	2004	2003

Employee Stock Plan	$12.19	$13.31	$9.07
Director Stock Plan	N/A	N/A	$8.90
      The Company recognizes compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. At December 31, 2005, the unamortized compensation cost related to stock option awards totaled $11.8 million, which was recognized upon the consummation of the merger.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The compensation cost and related tax benefit associated with stock options is summarized below (in thousands):

	2005	2004	2003

Stock option expense	$5,849	$11,158	$10,031
Income tax benefit	(2,066)	(2,960)	(2,335)

	$3,783	$8,198	$7,696

      Restricted Stock. In June 2001, Certegy’s Board of Directors adopted the Certegy Inc. Key Management Long-Term Incentive Plan for officers and other key employees. This plan, in conjunction with the Employee Stock Plan, provides for the issuance of restricted stock awards. Restricted stock generally vests over a specified period subject to the employee’s continued service. Certain restricted stock awards contain performance-accelerated provisions; accordingly, compensation expense associated with these awards can fluctuate each year based on the likelihood that the performance criteria will be met. Restricted stock generally provides for accelerated vesting in the event of a change in control or death. Restricted stock generally continues to vest in accordance with the original vesting schedule upon retirement, or upon permanent disability if the optionee is then eligible to retire, subject to the individual being available to perform reasonable services for the Company as a consultant through the vesting date of the grant, and subject to the conditions that the individual does not commence employment with a competitor of the Company, does not engage in solicitation of the Company’s employees, customers or suppliers, and does not disclose the Company’s confidential information or trade secrets. Employees receive dividends on restricted stock awards and are entitled to vote during the vesting period. Certegy generally recognized compensation cost for restricted stock on a straight-line basis over the vesting period based on the quoted fair market value of the stock on the date of grant.
      The following is a summary of the restricted stock activity during 2005, 2004, and 2003 (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Balance, January 1, 2003	397	$33.18
Granted (at market price)	210	26.82

Balance, December 31, 2003	607	$30.99
Granted (at market price)	147	32.88
Vested	(18)	30.30
Cancelled	(137)	31.69

Balance, December 31, 2004	599	$31.31
Granted (at market price)	166	35.50
Vested	(90)	26.10
Cancelled	(7)	31.64

Balance, December 31, 2005	668	$33.05

Weighted average remaining contractual term (years )		1.78

      The restricted stock awards granted in 2005, 2004, and 2003 become fully vested at the end of vesting periods, which range from 12 to 72 months. At December 31, 2005, the unamortized compensation cost related to restricted stock awards totaled $9.6 million, which was recognized upon the consummation of the merger.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The compensation cost and related tax benefit associated with restricted stock awards is summarized below (in thousands):

	2005	2004	2003

Compensation expense	$5,769	$4,828	$4,558
Income tax benefit	(2,242)	(1,877)	(1,595)

	$3,527	$2,951	$2,963

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
      In July 2004, 13,475 units were awarded with a weighted-average grant-date fair value of $37.80 per unit. The units were fully amortized in the second quarter of 2005, at which time 1,935 shares were issued and the remaining vested units were deferred. In May 2005, 12,997 units were awarded with a weighted-average grant-date fair value of $37.70 per unit. During 2005, a member of Certegy’s Board of Directors resigned. As a result, vesting of his awards was accelerated and 3,801 shares were issued. As of December 31, 2005, the unamortized compensation cost related to restricted stock units totaled $158 thousand, which was recognized upon the consummation of the merger.
      The compensation cost and related tax benefit associated with restricted stock units awards is summarized below (in thousands):

	2005	2004

Compensation expense	$587	$255
Income tax benefit	(228)	(99)

	$359	$156

      Treasury Stock. In May 2004, Certegy’s Board of Directors approved a $100 million share repurchase program, which replaced the prior program. As of December 31, 2005, Certegy had $43.3 million remaining under this program for future share repurchases. When available, the Company uses treasury shares for employee stock option exercises and restricted stock awards. During 2005, Certegy made no share repurchases. During 2004 and 2003, Certegy repurchased 2.7 million and 1.7 million shares of its common stock through open market transactions at an aggregate cost of $96.5 million and $49.6 million, respectively. Additionally, during 2003, Certegy repurchased 0.9 million shares through a private transaction at an aggregate cost of $24.0 million. During 2005, 2004, and 2003, Certegy reissued approximately 1.0 million, 0.7 million, and 0.3 million treasury shares, respectively, in connection with employee stock option exercises and the vesting of restricted stock and restricted stock units.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Dividends. Certegy began declaring cash dividends to common shareholders in the third quarter of 2003. Dividends declared during 2005, 2004, and 2003 are as follows:

	Dividend	Total Dividend
	Per Share	(in millions)

2005
First Quarter	$0.05	$3.1
Second Quarter	$0.05	$3.1
Third Quarter	$0.05	$3.2
Fourth Quarter	$0.05	$3.2
2004
First Quarter	$0.05	$3.2
Second Quarter	$0.05	$3.2
Third Quarter	$0.05	$3.1
Fourth Quarter	$0.05	$3.1
2003
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$0.05	$3.2
Fourth Quarter	$0.05	$3.2
      As part of the merger transaction, Certegy declared a $3.75 per share special cash dividend that was paid to Certegy’s pre-merger shareholders. This dividend, totaling $239.1 million, was paid at the consummation of the merger.
      Effect of Adoption of SFAS 123(R) Adoption. The effect of the adoption of SFAS 123(R) on the consolidated statements of income is as follows (in thousands, except for per share data):

	2005			2004			2003

	Without	SFAS 123(R)	With	Without	SFAS 123(R)	With	Without	SFAS 123(R)	With
	SFAS 123(R)	impact	SFAS 123(R)	SFAS 123(R)	impact	SFAS 123(R)	SFAS 123(R)	impact	SFAS 123(R)

Income from continuing operations before income taxes, equity in earnings of unconsolidated entity and cumulative effect of a change in accounting principle	$180,407	$(5,849)	$174,558	$167,947	$(11,158)	$156,789	$142,604	$(10,031)	$132,573
Provision for income taxes	(70,993)	2,066	(68,927)	(62,071)	2,960	(59,111)	(52,764)	2,335	(50,429)
Income from continuing operations	109,297	(3,783)	105,514	105,876	(8,198)	97,678	89,840	(7,696)	82,144
Net income	134,102	(3,783)	130,319	111,810	(8,198)	103,612	92,402	(7,696)	84,706
Basic earnings per share	$2.16	$(0.06)	$2.10	$1.78	$(0.13)	$1.65	$1.42	$(0.12)	$1.30
Diluted earnings per share	$2.12	$(0.06)	$2.06	$1.75	$(0.13)	$1.62	$1.40	$(0.12)	$1.29
Net cash provided by operating activities	$130,712	$(1,897)	$128,815	$144,817	$(428)	$144,389	$131,819	$—	$131,819
Net cash used in financing activities	(37,806)	1,897	(35,909)	(50,395)	428	(49,967)	(89,392)	—	(89,392)

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Employee Benefits
      In December 2003, Certegy adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revised employers’ disclosures about pension and other postretirement benefit plans. It did not change the measurement or recognition of these plans.
      The Company uses a measurement date of December 31 for the majority of its retirement and postretirement benefit plans.
      See Note 13 for a further discussion of the impact of the merger on the Company’s accounting for its employee benefit plans.
      Retirement Plan. The Company maintains a non-contributory qualified retirement plan covering most U.S. salaried employees (the U.S. Retirement Income Plan, or “USRIP”). Benefits are primarily a function of salary and years of service.
      A reconciliation of the changes in the fair value of plan assets of the USRIP for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

Fair value of plan assets at beginning of year	$52,650	$48,495
Actual return on plan assets	3,383	4,730
Benefits paid	(588)	(575)

Fair value of plan assets at end of year	$55,445	$52,650

      Benefits paid in the above table include only those amounts paid directly from plan assets.
      The asset allocation for the USRIP at the end of 2005 and 2004 and the target allocation for 2006, by asset category, are as follows:

		Percentage of
		Plan Assets at
	Target	Measurement
	Allocation	Date

	2006	2005	2004

Asset Category:
Equity securities	70%	71%	72%
Debt securities	30%	29%	28%

Total	100%	100%	100%

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
      At December 31, 2005, Certegy’s accumulated benefit obligation exceeded the fair value of plan assets, resulting in an additional minimum pension liability of $15.6 million. This additional minimum pension liability exceeded Certegy’s unrecognized prior service cost by $15.5 million and was, therefore, recorded as a

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reduction of equity in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” This item of $9.5 million, net of tax benefits of $6.0 million, is included in accumulated other comprehensive loss in the consolidated balance sheet at December 31, 2005.
      Supplemental Executive Retirement Plan. In November 2003, Certegy established a supplemental executive retirement plan (“SERP”) for certain key officers. The plan, which is unfunded, provides supplemental retirement payments based on salary and years of service. In connection with the establishment of this plan, the Company recorded a $4.4 million intangible asset and additional minimum liability, representing the unfunded accumulated benefit obligation at inception of the plan. The intangible asset and additional minimum liability was $3.9 million and $4.7 million at December 31, 2005 and 2004, respectively. The aggregate projected benefit obligation and accumulated benefit obligation are $7.3 million and $6.1 million, respectively, as of December 31, 2005 and $7.4 million and $5.9 million, respectively, as of December 31, 2004. The plan is unfunded and therefore, has no plan assets.
      Postretirement Benefit Plan. The Company maintains certain healthcare and life insurance benefit plans for eligible retired employees. Substantially all of the Company’s U.S. employees may become eligible for these benefits if they reach retirement age while working for the Company and satisfy certain years of service requirements. Employees hired or rehired after December 31, 1998 have access to the plan’s healthcare benefits but are required to pay 100% of the age-adjusted premiums. The cost of providing these benefits is recognized over the active service period of the employees.
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. In January 2004, the FASB issued FASB Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement permitted a sponsor of a postretirement benefit plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act until authoritative guidance on accounting for the federal subsidy was issued or until certain other events occurred. In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP 106-1. FSP 106-2, which became effective in the third quarter of 2004, provides guidance on accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. To qualify for the subsidy, plan sponsors of Medicare-eligible retirees must provide prescription drug benefits, which are at least as valuable as the benefits that those retirees would be entitled to under Medicare Part D. The Company’s postretirement benefit plan provides a prescription drug benefit. For 2006 (the first year for which the subsidy is available), the Company has decided not to apply for, and will not receive, the subsidy. Although an official actuarial determination has not been made, the Company’s post-retirement prescription drug benefits are not expected to qualify for the subsidy in future years. Thus, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost amounts do not reflect any amount associated with the potential subsidy.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the changes in the benefit obligations for the years ended December 31, 2005 and 2004 is as follows (in thousands):

			Postretirement
	Retirement Plans		Benefit Plan

	2005	2004	2005	2004

Benefit obligations at beginning of year	$59,556	$47,022	$2,630	$1,640
Service cost	4,547	3,753	249	214
Interest cost	3,687	3,257	151	122
Actuarial loss	8,444	6,099	23	666
Benefits paid	(588)	(575)	(13)	(12)

Benefit obligations at end of year	$75,646	$59,556	$3,040	$2,630

Accumulated benefit obligations at end of year	$65,360	$51,128	$3,040	$2,630

      The weighted-average assumptions used to determine benefit obligations at December 31, 2005 and 2004 are as follows:

	Retirement Plans

					Postretirement
	USRIP		SERP		Benefit Plan

	2005	2004	2005	2004	2005	2004

Discount rate	5.87%	6.30%	5.26%	5.26%	5.65%	5.85%
Rate of compensation increase	4.00%	4.00%	5.00%	5.00%	N/A	N/A
      A reconciliation of the changes in the funded status for the years ended December 31, 2005 and 2004 is as follows (in thousands):

			Postretirement
	Retirement Plans		Benefit Plan

	2005	2004	2005	2004

Funded status	$(20,201)	$(6,906)	$(3,040)	$(2,630)
Unrecognized actuarial loss (gain)	24,908	16,966	(286)	(317)
Unrecognized prior service cost (benefit)	4,926	5,439	(109)	(194)

Net amount recognized	$9,633	$15,499	$(3,435)	$(3,141)

      Amounts recognized in the consolidated balance sheets at December 31, 2005 and 2004 are as follows (in thousands):

			Postretirement
	Retirement Plans		Benefit Plan

	2005	2004	2005	2004

Prepaid pension cost (Note 2)	$—	$16,656	$—	$—
Accrued benefit cost	(9,915)	(5,899)	(3,435)	(3,141)
Intangible assets (Note 2)	4,080	4,742	—	—
Minimum pension liability (Note 2)	15,468	—	—	—

Net amount recognized	$9,633	$15,499	$(3,435)	$(3,141)

      Accrued benefit costs for the plans are included in other long-term liabilities in the consolidated balance sheets. The minimum pension liability is included in accumulated other comprehensive loss in the consolidated statement of shareholders’ equity.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic benefit cost for the plans includes the following components for the years ended December 31, 2005, 2004, and 2003 (in thousands):

				Postretirement
	Retirement Plans			Benefit Plan

	2005	2004	2003	2005	2004	2003

Service cost	$4,547	$3,753	$3,191	$249	$214	$184
Interest cost	3,687	3,257	2,431	151	122	92
Expected return on plan assets	(4,539)	(4,424)	(4,316)	—	—	—
Recognized actuarial loss	1,657	665	—	—	—	—
Amortization of net gain	—	—	—	(7)	(56)	(80)
Amortization of prior service cost (benefit)	514	514	108	(85)	(128)	(170)

Net periodic benefit cost	$5,866	$3,765	$1,414	$308	$152	$26

      The weighted-average assumptions used to determine periodic benefit cost for the years ended December 31, 2005, 2004, and 2003 are as follows:

							Postretirement
	USRIP			SERP			Benefit Plan

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	6.30%	6.75%	7.00%	5.26%	6.75%	6.75%	5.85%	6.75%	7.00%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.25%	4.25%	5.00%	5.00%	5.00%	N/A	N/A	N/A
      For measurement purposes, a 13 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5 percent for 2014 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would have had an immaterial effect on the amounts reported for the postretirement benefit plan.
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
      While the asset return and interest rate environment have negatively impacted the funded status of the USRIP, the Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. Certegy did not contribute to the USRIP in 2005 and the Company does not anticipate contributing to the USRIP in 2006.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about the expected future employer contributions and benefit payments for the USRIP, the SERP, and the Postretirement Benefit Plan is as follows (in thousands):

	Retirement	Postretirement
	Plans	Benefit Plan

Employer Contributions:
2006 (expected)	$—	$47
Expected Benefit Payments
2006	$807	47
2007	1,098	75
2008	1,399	113
2009	1,715	167
2010	2,060	231
2011 – 2015	27,763	2,075
      Foreign Retirement Plans. The Company also maintains various defined contribution plans for certain employees in its international locations. Expenses for these plans for the years ended December 31, 2005, 2004, and 2003 were not material.
      Employee Retirement Savings Plan. The Company’s retirement savings plan provides for annual contributions, within specified ranges, determined at the discretion of the Board of Directors for the benefit of eligible employees in the form of the Company’s common stock. Employees may sell their stock, including shares contributed as the Company match, at any time. Certegy’s expense for this plan was $1.8 million in 2005, $1.7 million in 2004, and $1.5 million in 2003.
Note 10 — Commitments and Contingencies
      The Company is currently reviewing Certegy’s lease agreements and vendor arrangements as part of the merger integration, which may result in changes to the following arrangements.
      Operating Leases. The Company’s operating leases principally involve office space and office equipment. Rental expense relating to these leases was $15.0 million in 2005, $11.3 million in 2004, and $11.1 million in 2003.
      Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 2005 (in thousands):

2006	$13,901
2007	11,819
2008	8,899
2009	5,208
2010	3,099
Thereafter	5,916

$48,842

      Data Processing Services Agreements. The Company has agreements with IBM and Proceda, which expire between 2007 and 2014, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements is approximately $247.2 million as of December 31, 2005. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s data processing needs as a result of the merger, acquisitions, or divestitures. Under certain circumstances, such as a change in control of the Company or for the Company’s convenience, the Company may terminate these agreements. However, the agreements provide that the Company must pay a termination charge in the event of such a termination.
      Synthetic Leases. As discussed in Notes 2 and 6, the Company is the tenant of the Florida Leased Property. The original cost to the lessor of the Florida Leased Property when Certegy entered into the Florida Lease was approximately $23.2 million. Subject to the satisfaction of certain conditions, upon the expiration (or any earlier termination) of the Florida Lease, the Company will be obligated to acquire the Florida Leased Property at its original cost.
      Additionally, the February 1, 2006 amendment to the Florida Lease also includes a provision that would require the Company to purchase the Florida Leased Property at its original cost if, by May 1, 2006, the lender financing the Florida Lease has concluded either that: (i) the current value of the Florida Leased Property (as reflected on an appraisal being performed at the direction of the lender) is not sufficient for the original cost of the Florida Leased Property to constitute no more than 70% of the current value (but, instead of being required to purchase the Florida Leased Property, the Company will have the right to repay a sufficient portion of the lessor’s original cost to maintain such 70% limit); or (ii) environmental conditions exist in connection with the Florida Leased Property (other than to the extent previously disclosed by the Company to the lender) that could adversely affect the Florida Leased Property.
      Effective December 31, 2003, Certegy began consolidating this lease arrangement into its consolidated financial statements in accordance with certain provisions of FIN 46.
      The Company also has a synthetic lease arrangement (the “Wisconsin Lease”) with respect to its facilities in Madison, Wisconsin (the “Wisconsin Leased Property”). The Company amended the Wisconsin Lease on February 1, 2006 to make certain of its terms consistent with the provisions of the Former FIS credit facility, which amendment also: (i) revised the pricing applicable to the Wisconsin Lease to LIBOR plus an applicable margin as existing from time to time under the Former FIS credit facility, plus 0.125% per annum; (ii) added certain of the Company’s subsidiaries as guarantors; and (iii) shortened the term of the Wisconsin Lease so that it is scheduled to expire on December 31, 2006 rather than in 2009. The original cost to the lessor of the Wisconsin Leased Property when the Company entered into the Wisconsin Lease was approximately $10.1 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire the Wisconsin Leased Property at its original cost, or to direct the sale of the Wisconsin Leased Property to a third party.
      At the expiration of the term of the Wisconsin Lease, if the Wisconsin Leased Property has not been purchased by the Company or sold to a third party at the direction of the Company, the lessor may elect to sell the Wisconsin Leased Property. If the proceeds of such a sale do not cover a specified percentage of the original cost of the Wisconsin Leased Property, then pursuant to the provisions of a residual value guarantee made by the Company to the lessor and its lender, the Company is obligated to pay any resulting shortfall (but not more than approximately $8.1 million). Based on the current fair market value of the Wisconsin Leased Property, the Company does not expect to be required to make payments under this residual value guarantee.
      At December 31, 2005, Certegy had an interest rate swap arrangement to fix the variable interest rate on the Wisconsin Lease (Note 2).
      Litigation. A number of lawsuits seeking damages are brought against the Company each year in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters, individually or in the aggregate, will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operations.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 22, 2004, a complaint for patent infringement was filed in the matter of USA Payments, Inc. and Global Cash Access, Inc. v. U.S. Bancorp dba U.S. Bank, et al., Case No. CV-S-04-1470-JCM PAL, U.S. District Court, District of Nevada. The complaint named Certegy Inc. and three of its subsidiaries, Certegy Check Services, Inc., Game Financial Corporation, and Game Cash, Inc. as defendants. The plaintiffs were seeking injunctive relief, an unspecified amount of damages (but no less than an unspecified reasonable royalty), a trebling of damages, together with pre-judgment interest, and attorneys’ fees. The parties have reached an oral understanding on the material terms of a settlement, which would not result in any payment by the Company. Negotiations of a definitive agreement are in process.
Note 11 — Quarterly Consolidated Financial Information (Unaudited)
      Quarterly revenues and operating income by reportable segment (Note 12) and other summarized quarterly financial data for 2005 and 2004 are as follows (in thousands, except per share amounts):

	First(1)	Second(1)	Third(1)	Fourth(1)

2005
Revenues:
Card Services	$153,956	$164,100	$166,536	$167,428
Check Services	108,502	111,923	116,238	128,458

	$262,458	$276,023	$282,774	$295,886

Operating income:
Card Services	$31,046	$35,253	$36,688	$41,249
Check Services	14,202	16,246	18,378	27,203

	45,248	51,499	55,066	68,452
General corporate expense	(8,196)	(8,122)	(12,048)	(6,944)

	$37,052	$43,377	$43,018	$61,508

Income from continuing operations	$21,155	$25,391	$22,667	$36,301
Income from discontinued operations, net of tax (Note 5)	2,041	22,153	602	9

Net income	$23,196	$47,544	$23,269	$36,310

Basic earnings per share:
Income from continuing operations	$0.34	$0.41	$0.37	$0.58
Income from discontinued operations	0.03	0.36	0.01	—

Net income	$0.38	$0.77	$0.38	$0.58

Diluted earnings per share:
Income from continuing operations	$0.34	$0.40	$0.36	$0.57
Income from discontinued operations	0.03	0.35	0.01	—

Net income	$0.37	$0.75	$0.37	$0.57

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

(1)	The first , second, third , and fourth quarters of 2005 include M&A costs of $0.3 million , $1.0 million, $7.0 million, and $2.9 million, respectively. See Note 3 for further information on these costs.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth

2004
Revenues:
Card Services	$138,654	$144,928	$149,542	$157,258
Check Services	100,686	110,736	113,118	124,584

	$239,340	$255,664	$262,660	$281,842

Operating income:
Card Services	$29,013	$32,568	$35,767	$38,939
Check Services	8,050	11,633	14,987	24,117

	37,063	44,201	50,754	63,056
General corporate expense	(7,093)	(6,758)	(6,115)	(6,612)

	$29,970	$37,443	$44,639	$56,444

Income from continuing operations	$16,851	$21,283	$25,941	$33,603
Income from discontinued operations, net of tax (Note 5)	1,272	1,536	1,325	1,801

Net income	$18,123	$22,819	$27,266	$35,404

Basic earnings per share:
Income from continuing operations	$0.26	$0.34	$0.41	$0.54
Income from discontinued operations	0.02	0.02	0.02	0.03

Net income	$0.28	$0.36	$0.44	$0.57

Diluted earnings per share:
Income from continuing operations	$0.26	$0.33	$0.41	$0.53
Income from discontinued operations	0.02	0.02	0.02	0.03

Net income	$0.28	$0.36	$0.43	$0.56

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Note 12 — Segment Information
      Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). Prior to the merger, Certegy had two segments: credit and debit card processing (Card Services) and check risk management services (Check Services). Segments were determined based on products and services provided by each segment (Note 1) and represented components about which separate internal financial information was maintained and evaluated by senior management in deciding how to allocate resources and in assessing performance. The accounting policies of the segments were the same as those described in Certegy’s summary of significant accounting policies (Note 2). Certegy evaluated the segment performance based on its operating income. Intersegment sales and transfers, which are not material, have been eliminated.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment information for 2005, 2004, and 2003 is as follows (dollars in thousands):

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Revenues:
Card Services	$652,020	58%	$590,382	57%	$550,733	60%
Check Services	465,121	42	449,124	43	371,001	40

	$1,117,141	100%	$1,039,506	100%	$921,734	100%

Operating income:
Card Services	$144,236	65%	$136,287	70%	$118,363	74%
Check Services	76,029	35	58,787	30	42,540	26

	220,265	100%	195,074	100%	160,903	100%

General corporate expense	(35,310)		(26,578)		(22,719)

	$184,955		$168,496		$138,184

Total assets at December 31:
Card Services	$537,251	55%	$533,304	58%
Check Services	319,421	33	292,936	32
Corporate	115,763	12	54,141	6
Discontinued operations (Note 5)	—	—	41,828	4

	$972,435	100%	$922,209	100%

Depreciation and amortization:
Card Services	$37,549	73%	$34,054	72%	$32,220	77%
Check Services	13,115	25	12,114	25	8,688	21
Corporate	1,194	2	1,281	3	1,122	2

	$51,858	100%	$47,449	100%	$42,030	100%

Capital expenditures:
Card Services	$47,611	75%	$31,660	77%	$29,309	67%
Check Services	15,931	25	8,826	22	13,849	32
Corporate	24	—	422	1	589	1

	$63,566	100%	$40,908	100%	$43,747	100%

      The increase in Corporate assets from December 31, 2004 to December 31, 2005 is primarily attributable to the increase in cash for the proceeds from the sale of Certegy’s merchant acquiring business in 2005.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial information by geographic area is as follows (dollars in thousands):

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Revenues (based on location of customer):
United States	$916,446	82%	$861,903	83%	$754,123	82%
United Kingdom	125,339	11	92,703	9	89,477	10
Brazil	35,631	3	20,718	2	24,889	3
Other	39,725	4	64,182	6	53,245	5

	$1,117,141	100%	$1,039,506	100%	$921,734	100%

Long-lived assets at December 31:
United States	$289,776	55%	$299,938	59%
Brazil	126,463	24	112,784	22
United Kingdom	70,391	13	59,813	12
Other	39,368	8	36,084	7

	$525,998	100%	$508,619	100%

      Revenues from external customers by product and service offering are as follows (dollars in thousands):

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Card Issuer Services	$542,721	48%	$502,596	48%	$462,522	50%
Check Services	465,121	42	449,124	43	371,001	40
Merchant Processing Services	100,345	9	81,774	8	76,618	9
Card Issuer Software and Support	8,954	1	6,012	1	11,593	1

	$1,117,141	100%	$1,039,506	100%	$921,734	100%

Note 13 — Subsequent Events (Unaudited)
      Acquisition. On February 1, 2006, the Company acquired certain assets of FastFunds Financial Corporation (“FastFunds”) and its wholly owned subsidiary Chex Services, Inc. (“Chex Services”) for approximately $14 million, which is net of cash acquired. FastFunds, through Chex Services, provides comprehensive cash access services including check cashing, automated teller machine access, and credit and debit card cash advance services to approximately 50 casinos and gaming establishments in the U.S., Canada, and the Caribbean. Management believes this acquisition further strengthens the Company’s position in the gaming industry and provides new growth opportunities in the Native American and Caribbean markets.
      Merger. On September 14, 2005, Certegy entered into a definitive merger agreement with Fidelity National Financial, Inc. (“FNF”) under which Fidelity National Information Services, Inc. (“Former FIS”), a majority-owned subsidiary of FNF, and Certegy would combine operations to form a single publicly traded company. Former FIS is a leading provider of core financial institution processing, mortgage loan processing, and related information products and outsourcing services to financial institutions, mortgage lenders, and real estate professionals.
      On January 26, 2006, Certegy’s shareholders approved the combination of Certegy with Former FIS, pursuant to a stock-for-stock merger, which was consummated on February 1, 2006. At the time of the merger, the Company changed its name from Certegy to Fidelity National Information Services, Inc.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“FIS”). As a result of the merger, approximately 127.9 million additional shares of Certegy common stock were issued to the shareholders of Former FIS. Additionally, outstanding stock options of Former FIS were converted into approximately 8.9 million stock options of FIS.
      As a result of the merger, the Company constitutes one of the largest providers of processing services to U.S. financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and lending services. It is able to offer a diversified product mix, and management believes that it will benefit from the opportunity to cross-sell products and services across the combined customer base and from the expanded international presence and scale. Management also expects to achieve cost synergies in, among other things, corporate overhead, compensation and benefits, technology, vendor management, and facilities.
      Under the terms of the merger agreement, Former FIS was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all the outstanding stock of Former FIS was converted into common stock of the Company. As a result of the merger:

•	the shareholders of Former FIS, including its then-majority stockholder, FNF, owned approximately 67.4% of the combined company’s outstanding common stock immediately after the merger, while Certegy’s pre-merger shareholders owned approximately 32.6%,

•	FNF itself now owns approximately 50.7% of the combined company’s outstanding common stock, and

•	the combined company’s board of directors was reconstituted so that a majority of the board now consists of directors designated by the stockholders of Former FIS.
      In connection with the merger, Certegy amended its articles of incorporation to increase the number of authorized shares of capital stock from 400 million shares to 800 million shares, with 600 million shares being designated as common stock and 200 million shares being designated as preferred stock. Additionally, Certegy amended its Employee Stock Plan to increase the total number of shares of common stock available for issuance under the current stock incentive plan by an additional 6 million shares, and to increase the limits on the number of options, restricted shares, and other awards that may be granted to any individual in any calendar year. These changes were approved by the shareholders on January 26, 2006.
      As part of the merger transaction, Certegy declared a $3.75 per share special cash dividend that was paid to Certegy’s pre-merger shareholders. This dividend, totaling $239.1 million, was paid subsequent to the consummation of the merger.
      GAAP requires that one of the two companies in the transaction be designated as the acquirer for accounting purposes. Former FIS has been designated as the accounting acquirer because immediately after the merger, its shareholders hold more than 50% of the common stock of the combined company. As a result, the merger of Certegy and Former FIS will be accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, Former FIS will be considered the acquiring entity and Certegy will be considered the acquired entity for financial reporting purposes. The financial statements of the combined company after the merger will reflect the financial results of Former FIS on a historical basis and will include the results of operations of Certegy from February 1, 2006.
      The purchase price was based on the outstanding common stock of Certegy on February 1, 2006, the date of consummation of the merger. The common stock was valued as of February 1, 2006 at a value of $33.38 per share (which is the average of the trading price of Certegy common stock two days before and two days after the announcement of the merger on September 15, 2005 of $37.13, less the $3.75 per share special dividend declared prior to closing). The purchase price also includes an estimated fair value of Certegy’s stock options and restricted stock units outstanding at the transaction date.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated total purchase price is as follows (in millions):

Value of Certegy’s common stock	$2,121.0
Value of Certegy’s stock options and restricted stock units	47.2
Former FIS’ estimated transaction costs	6.7

Total purchase price	$2,174.9

      The purchase price will be allocated to Certegy’s tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of February 1, 2006. Management expects that the fair value of the net assets acquired will be lower than the purchase price, and as a result, goodwill will be recorded for the amount that the purchase price exceeds the fair value of the net assets acquired. The preliminary allocation is as follows (in millions):

Tangible assets	$574.7
Computer software	138.8
Intangible assets	657.5
Goodwill	1,883.4
Liabilities assumed at fair value	(1,079.5)

Total purchase price	$2,174.9

      The completion of the merger of Certegy and Former FIS also triggered the following related transactions:
      Change in Control Agreements. Certegy maintained change in control agreements with each of its executive officers and certain other employees pursuant to which they are eligible to receive severance and other benefits if, during the three-year period following a change in control, such as the merger, the employee’s employment with the combined company is terminated by FIS (other than for “cause” or by reason of the employee’s disability), or by the employee for “good reason.” The closing of the merger and the related transactions under the merger agreement are considered a change in control under these agreements. Consequently, FIS determined that certain of the employees are no longer needed as part of the combined company following the merger, and accordingly terminated such employees without cause, while certain other employees elected to terminate their employment, which entitles them to the change in control benefits. These benefits include severance payments, certain retirement benefits, maintenance of three years of medical coverages, and certain other benefits. Additionally, for benefits that are subject to the excise taxes imposed under Section 4999 of the Internal Revenue Code, the participant is entitled to an additional payment such that he or she was placed in the same after-tax position as if no excise tax had been imposed. Amounts paid for such benefits totaled $27.4 million, which were recorded upon completion of the merger.
      New Employment Agreements. Certain other officers and employees entered into new employment agreements with Certegy, which became effective upon completion of the merger and which cancelled and replaced their previous change in control agreements. In consideration of the cancellation of the prior change in control agreements, these employees were provided cash payments upon completion of the merger. Additionally, for benefits that are subject to the excise taxes imposed under Section 4999 of the Internal Revenue Code, the participant is entitled to an additional payment such that he or she was placed in the same after-tax position as if no excise tax had been imposed. Amounts paid for such benefits totaled $11.6 million, which were recorded upon completion of the merger. Additionally, on February 1, 2006, approximately 1.8 million stock options were awarded to such employees as compensation for their future service with FIS, with vesting periods of three to four years. The estimated value of these stock option grants is $20.7 million.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accelerated Vesting of Share-Based Compensation Awards. Upon closing of the merger, each outstanding stock option, share of restricted stock, and restricted stock unit vested in full in accordance with the terms of the original grants under the Employee Stock Plan and the Director Stock Plan; therefore, upon completion of the merger, the Company recognized all unamortized compensation cost related to these awards, totaling $20.5 million.
      Upon payment of the $3.75 per share special dividend, Certegy’s outstanding stock options and restricted stock units were equitably adjusted to take into account the payment of the $3.75 per share special dividend in respect of each share of Certegy common stock. The purpose of the adjustment was to keep the intrinsic value of the options after the dividend the same as the intrinsic value of the options before the dividend, which was accomplished by dividing the exercise price of each option, and multiplying the number of shares subject to each option, by a ratio obtained by dividing the market price of a share of Certegy common stock before giving effect to the dividend by the market price after giving effect to the dividend. Outstanding restricted stock units were adjusted by issuing whole or fractional restricted stock units to the holders therefore equal to the value of the special dividend that would have been received by a holder if such holder’s units had been actual whole or fractional shares of Certegy common stock.
      SERP. Under this plan, if following a change in control such as the merger, a participant’s employment is terminated by FIS (other than for “cause” or by reason of the participant’s disability) or by the participant for “good reason,” the participant becomes fully vested in his benefit under the plan and is paid his supplemental pension benefit in a lump sum. Amounts paid to terminated participants totaled $1.7 million, which were recorded upon completion of the merger.
      Deferred Compensation Plan. Certegy maintained a deferred compensation plan for certain employees. Upon a change in control such as the merger, employees who previously elected to have their accounts under the plan distributed in a lump sum upon a change in control are entitled to a distribution of their account balance. In addition, Certegy maintained a “rabbi trust” related to this plan. Upon a change in control, the trust became irrevocable and FIS is required to contribute an amount that is sufficient to fund the trust in an amount equal to no less than 100% of the amount necessary to pay each participant whose account is not to be distributed. The trust is currently funded by life insurance policies whose cash value is estimated to be sufficient to fully satisfy all plan obligations.
      Life Insurance Coverages. Certegy provided special life insurance coverages for certain officers and other employees and has established a “rabbi trust” in connection with this plan. Upon a change in control, the Company is required to fully fund the trust in an amount necessary to pay all future required insurance premiums under the split-dollar life insurance programs and to pay all of the “participant interests” as defined in the plan. These amounts were funded into the rabbi trust as of December 31, 2005 in the amount of $3.0 million.
      Other Costs. From December 31, 2005 through the date the merger was consummated, Certegy incurred additional M&A costs totaling $3.0 million for continued legal, accounting, consulting, and other costs (Note 3). Additionally, upon completion of the merger, the Company became obligated to Certegy’s financial advisors for transaction fees of approximately $13.6 million and for a six-year “tail” directors’ and officers’ run-off insurance policy totaling $2.5 million, which were recorded upon completion of the merger.
      Severance. As a result of the merger, the Company determined that certain of the Certegy employees are no longer needed as part of the Company following the merger, and accordingly, has or will be terminating such employees. Severance costs for these employee terminations are expected to approximate $10.0 million.
      Debt Arrangements. As discussed in Notes 6 and 10, Certegy’s $200 million revolving credit facility was cancelled on January 31, 2006 in connection with the merger, and certain terms and conditions of Certegy’s other debt arrangements, including the synthetic leases, were amended.

CERTEGY INC. (NOW KNOWN AS FIDELITY NATIONAL INFORMATION SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Employee Benefit Plans. Management of FIS is currently reviewing Certegy’s employee benefit plans in connection with the Former FIS plans, which may result in changes to the existing plans.
      Lease Agreements and Vendor Arrangements. The Company is still evaluating certain lease agreements and vendor arrangements of Certegy. The results of this evaluation may impact those arrangements and the purchase price allocation. Decisions regarding the closure of duplicate facilities, employee relocation, or vendor contract terminations could result in an increase in the assumed liabilities and an increase in goodwill.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures
      An evaluation of our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(f), was carried out by management, with the participation of the chief executive and chief financial officers, as of the end of the period covered by this Annual Report on Form 10-K. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
      Based on the evaluation discussed above, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Management’s Annual Report on Internal Control Over Financial Reporting
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, is included in Part II, Item 8 of this Annual Report on Form 10-K. That assessment has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is also included in Part II, Item 8.

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Our Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2006 to be filed with the Securities and Exchange Commission, will contain information required by this item relating to our directors and nominees, compliance with Section 16(a) of the Securities Exchange Act of 1934, our audit committee and our audit committee financial experts, and our code of business conduct and ethics applicable to our chief executive, financial and accounting officers, which is incorporated by reference into this report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website, at www.fidelityinfoservices.com.

Item 11.	Executive Compensation.
      Our Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2006 to be filed with the Securities and Exchange Commission, will contain information required by this item relating to director and executive officer compensation, which is incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Our Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2006 to be filed with the Securities and Exchange Commission, will contain information required by this item relating to security ownership of certain beneficial owners and management, which is incorporated by reference into this report.
      Our Proxy Statement will also contain information required by this item relating to our equity compensation plans, which is incorporated by reference into this report.

Item 13.	Certain Relationships and Related Transactions.
      Our Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2006 to be filed with the Securities and Exchange Commission, will contain information required by this item relating to certain relationships and related transactions between us and certain of our directors and executive officers, as well as with FNF and its other subsidiaries, which is incorporated by reference into this report.

Item 14.	Principal Accounting Fees and Services.
      Our Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2006 to be filed with the Securities and Exchange Commission, will contain information required by this item relating to the fees charged and services provided by our principal accountant during the last two fiscal years and our pre-approval policy and procedures for audit and non-audit services, which is incorporated by reference into this report.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) The following documents are filed as part of this report:
           (1) Financial Statements:
                See Financial Statements starting on page 54.
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

Exhibit
No.		Description

2.1		Agreement and Plan of Merger among Certegy Inc., C Co. Merger Sub, LLC and Fidelity National Information Services, Inc. dated as of September 14, 2005, previously filed as Exhibit 2.1 on Form 8-K filed September 15, 2005 (SEC File No. 001-16427) and incorporated by reference.
3.1		Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc., previously filed as Exhibit 3.1 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
3.2		Amended and Restated Bylaws of Fidelity National Information Services, Inc., previously filed as Exhibit 3.2 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
4.1		Indenture, dated September 10, 2003, between Certegy Inc. and SunTrust Bank, as Trustee, previously filed as Exhibit 4.1 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.
4.2		Registration Rights Agreement, dated February 1, 2006, among Fidelity National Information Services, Inc. and the securityholders named therein, previously filed as Exhibit 99.1 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
4.3		Form of 4.75% Note due in 2008 included in Exhibit 4.1 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.
4.4		Form of certificate representing Fidelity National Information Services, Inc. Common Stock, previously filed as Exhibit 4.3 on Form S-3 filed February 6, 2006 (SEC File No. 333-131593) and incorporated by reference.
4.5		Shareholder Agreement dated September 14, 2005 among Certegy Inc. and the other parties thereto previously filed as Exhibit 4.4 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
4.6		Commitment Agreement dated as of September 14, 2005 among Certegy Inc. and the other parties thereto previously filed as Exhibit 10.1 on Form 8-K filed September 16, 2005 (SEC File No. 001-16427) and incorporated by reference.
4.7		Lock-Up Agreement dated September 14, 2005 between Certegy Inc. and Bank of America Capital Investors, L.P. previously filed as Exhibit 4.5 to Form S-3 filed February 6, 2006 (SEC File No. 333-131593) and incorporated by reference.
10.1		Assignment and Assumption of Lease and Other Operative Documents, dated June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank, previously filed as Exhibit 10.3 on Form 10-Q filed August 14, 2001 (SEC File No. 001-16427) and incorporated by reference.
10	.1(a)	Omnibus Amendment to Master Agreement, Lease, Loan Agreement and Definitions Appendix A (Florida) dated as of September 17, 2004, entered into among Certegy Inc., Prefco VI Limited Partnership, and SunTrust Bank, previously filed as Exhibit 10.3(a) on Form 10-Q filed November 9, 2004 (SEC File No. 001-16427) and incorporated by reference.
10.2		Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.3		Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan, previously filed as Exhibit 10.13 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.4		Grantor Trust Agreement, dated July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A., previously filed as Exhibit 10.15 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference.
10	.4(a)	Grantor Trust Agreement, as originally effective July 8, 2001, and amended and restated effective December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A., previously filed as Exhibit 10.15(a) on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.

Exhibit
No.	Description

10.5	Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.5 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.6	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.6 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.7	Certegy Inc. Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.24 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.8	Certegy Inc. Deferred Compensation Plan, previously filed as Exhibit 10.25 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.9	Certegy 2002 Bonus Deferral Program Terms and Conditions, previously filed as Exhibit 10.29 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.10	Certegy Excess Liability Insurance Plan for the Registrant’s executive Officers, previously filed as Exhibit 10.30 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.11	Certegy Inc. Deferred Compensation Plan, previously filed as Exhibit 10.32 on Form 10-K filed February 14, 2003 (SEC File No. 001-16427) and incorporated by reference. (1)
10.12	ICBA Bankcard, Inc. and Certegy Card Services, Inc. 2003 Renewal Service Agreement, previously filed as Exhibit 10.36 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.
10.13	2004 Restated CSCU Card Processing Service Agreement, previously filed as Exhibit 10.37 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.
10.14	Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003, previously filed as Exhibit 10.38 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.15	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003, previously filed as Exhibit 10.39 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.16	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003, previously filed as Exhibit 10.40 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.17	Trust Agreement for the Certegy Inc. Deferred Compensation Plan between Certegy Inc. and SunTrust Bank dated March 4, 2003, previously filed as Exhibit 10.41 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.18	Master Agreement for Operations Support Services between Certegy Inc. and International Business Machines Corporation dated June 29, 2001, previously filed as Exhibit 10.42 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)
10.19	Master Agreement for Operations Support Services Transaction Document #03-01 (United States) between Certegy Inc. and International Business Machines Corporation dated March 5, 2003, previously filed as Exhibit 10.43 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)
10.20	Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement dated June 18, 2004, previously filed as Exhibit 10.44 on Form 10-Q filed August 6, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.21	Certegy Inc. Restricted Stock Units Deferral Election Agreement for 2004, previously filed as Exhibit 10.45 on Form 10-Q filed August 6, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)

Exhibit
No.	Description

10.22	Form of Certegy Inc. Annual Incentive Plan, previously filed as Exhibit 10.46 on Form 8-K filed February 10, 2005 (SEC File No. 001-16427) and incorporated by reference. (1)
10.23	Form of Certegy Inc. Stock Incentive Plan Non-Qualified Stock Option Award Agreement. (1)
10.24	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement. (1)
10.25	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Award Agreement. (1)
10.26	Credit Agreement, dated as of March 9, 2005, among Fidelity National Information Solutions, Inc., Fidelity National Tax Service, Inc., Fidelity National Information Services, Inc., and various financial institutions (the ‘FIS Credit Agreement‘) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Fidelity National Financial, Inc., filed March 15, 2005)
10.27	Amendment No. 1 and Addendum, dated as of September 26, 2005 and effective as of February 1, 2006, to the FIS Credit Agreement
10.28	Amended and Restated License and Services Agreement, dated February 1, 2006 filed as Exhibit 99.16 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.29	Issuing Agency contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Company filed as Exhibit 10.25 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.30	Issuing Agency contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc. filed as Exhibit 10.26 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.31	Issuing Agency contract dated as of July 22, 2004 between Chicago Title Insurance Company and Lender’s Service Title Agency, Inc. filed as Exhibit 10.27 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.32	Issuing Agency contract dated as of August 9, 2004 between Chicago Title Insurance Company and LSI Alabama, LLC filed as Exhibit 10.28 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.33	Issuing Agency contract dated as of February 8, 2005 between Chicago Title Insurance Company and LSI Title Company of Oregon, LLC filed as Exhibit 10.29 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.34	Issuing Agency contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Company filed as Exhibit 10.30 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.35	Issuing Agency contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Agency, Inc. filed as Exhibit 10.31 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.36	Issuing Agency contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and Lender’s Service Title Agency, Inc. filed as Exhibit 10.32 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.37	Issuing Agency contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Alabama, LLC filed as Exhibit 10.33 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.38	Issuing Agency contract dated as of February 24, 2005 between Fidelity National Title Insurance Company and LSI Title Company of Oregon, LLC filed as Exhibit 10.34 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.39	Agreement for Sale of Title Plants dated January 4, 2005 between Ticor Title Company of Oregon and LSI Title Company of Oregon, LLC filed as Exhibit 10.36 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.

Exhibit
No.	Description

10.40	Agreement for Sale of Plant Index and For Use of Computerized Title Plant Services dated as of December 20, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc filed as Exhibit 10.37 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.41	Title Plant Maintenance Agreement dated as of March 4, 2005, among Property Insight, LLC, Security Union Title Insurance Company, Chicago Title Insurance Company and Ticor Title Insurance Company filed as Exhibit 10.38 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.42	Title Plant Management Agreement dated as of May 17, 2005, between Property Insight, LLC and Ticor Title Insurance Company of Florida filed as Exhibit 10.40 to Fidelity National Title Group’s Form S-1 (File No. 333-126402) and incorporated by reference.
10.43	Amended and Restated Master Title Plant Access Agreement, dated as of February 1, 2006, between Rocky Mountain Support Services, Inc. and Property Insight, LLC filed as Exhibit 99.26 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.44	Amended and Restated Title Plant Master Services Agreement, dated as of February 1, 2006, between Rocky Mountain Support Services, Inc. and Property Insight, LLC filed as Exhibit 99.27 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.45	Joinder Agreement, dated as of February 1, 2006, by and between Fidelity National Information Services, Inc. and Bank of America, N.A., under the FIS Credit Agreement filed as Exhibit 99.6 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.46	Fidelity National Information Services, Inc. 2005 Stock Incentive Plan filed as Exhibit 10.84 to the Annual Report on Form 10-K of Fidelity National Financial, Inc. filed March 16, 2005.
10.47	Form of Option Agreement between Fidelity National Information Services, Inc. and Lee Kennedy filed as Exhibit 99.10 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.48	Form of Option Agreement between Fidelity National Information Services, Inc. and Jeffrey S. Carbiener filed as Exhibit 99.11 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.49	FNF Corporate Services Agreement dated as of February 1, 2006 between Fidelity National Financial, Inc. and Fidelity National Information Services, Inc. filed as Exhibit 99.29 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.50	Amended and Restated Corporate Services Agreement dated as of February 1, 2006, between Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc. filed as Exhibit 99.12 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.51	Amended and Restated Employee Matters Agreement dated as of February 1, 2006 among Fidelity National Financial, Inc., Fidelity National Information Services, Inc. and Fidelity National Information Services, LLC filed as Exhibit 99.30 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.52	Amended and Restated Certegy Inc. Stock Incentive Plan, filed as Exhibit 99.8 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.53	Form of Amendment to Change in Control Letter Agreements filed as Exhibit 99.36 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
12.1	Statements re Computation of Ratios.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit
No.	Description

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Selected Financial Data of Fidelity National Information Services, Inc., a Delaware Corporation.
99.2	Financial Statements of Fidelity National Information Services, Inc., a Delaware Corporation.

(1)	Management Contract or Compensatory Plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 15, 2006

Fidelity National Information Services, Inc.

By:	/s/ Lee A. Kennedy

Lee A. Kennedy
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 15, 2006

By:	/s/ William P. Foley, II

William P. Foley, II, Chairman of the Board
Date: March 15, 2006

By:	/s/ Lee A. Kennedy

Lee A. Kennedy President and Chief Executive Officer; Director (Principal Executive Officer)
Date: March 15, 2006

By:	/s/ Jeffrey S. Carbiener

Jeffrey S. Carbiener
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: March 15, 2006

By:	/s/ Thomas M. Hagerty

Thomas M. Hagerty, Director
Date: March 15, 2006

By:	/s/ Marshall Haines

Marshall Haines, Director
Date: March 15, 2006

By:	/s/ Keith W. Hughes

Keith W. Hughes, Director
Date: March 15, 2006

By:	/s/ David K. Hunt

David K. Hunt, Director

Date: March 15, 2006

By:	/s/ Daniel D. Lane

Daniel D. Lane, Director
Date: March 15, 2006

By:	/s/ Phillip B. Lassiter

Phillip B. Lassiter, Director
Date: March 15, 2006

By:	/s/ Cary H. Thompson

Cary H. Thompson, Director

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-K
INDEX TO EXHIBITS
      The following documents are being filed with this Report:

Exhibit
No.	Description

12.1	Statements re Computation of Ratios.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Selected Financial Data of Fidelity National Information Services, Inc., a Delaware corporation
99.2	Financial Statements of Fidelity National Information Services, Inc., a Delaware corporation

(1)	Management Contract or Compensatory Plan.