Form 10-K/A
period 2005-12-31
Fidelity National Information Services, Inc.
filed 2006-05-01
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-16427

Fidelity National Information Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	37-1490331 (I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida 32204 (Address of principal executive offices, including zip code)	(904) 854-8100 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)
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

EXPLANATORY NOTE
Unless stated otherwise or the context otherwise requires, all references in this Form 10-K/A to the registrant, “us,” “we,” “our,” “FIS” or the “Company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries; all references to “Certegy” are to Certegy Inc., and its subsidiaries, prior to the merger; all references to “former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the merger; all references to “FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owns a majority of our outstanding shares; all references to “FNT” are to Fidelity National Title Group, Inc., a Delaware corporation and majority-owned subsidiary of FNF; and all references to the “merger” or the “business combination” are to the merger on February 1, 2006, of Former FIS into a wholly-owned subsidiary of Certegy.
     This Amendment No. 1 on Form 10-K/A is being filed with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006 (the “Form 10-K”). Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 “Certain Relationships and Related Transactions,” and Item 14 “Principal Accountant Fees and Services” of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.
     The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.
i

FORM 10-K/A
ii

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Voting Control of Fidelity and the Shareholders Agreement
     At the time of the merger, we entered into a shareholders agreement with FNF and the other stockholders of former FIS. Under the shareholders agreement, four members of our board were designated by FNF, one member by each of THL and TPG and three members by the former board of directors of Certegy, with the final member to be our chief executive officer. The party designating each of the current members of our board of directors is indicated in the biographical information below.
     Under the shareholders agreement, following the effective time of the merger and the appointment of the new board of directors as described below, the size and composition of our board of directors may be changed as permitted by applicable law and the provisions of our amended and restated articles of incorporation and bylaws, provided that:
•	none of FNF or any of its affiliates will vote its shares of common stock or otherwise act to remove any director designated by Certegy before the end of his respective term other than for cause;

•	the board of directors will include:

•	the individual serving as the Chief Executive Officer of the combined company;

•	the directors designated by FNF, for so long as FNF remains a party to the shareholders agreement;

•	the director designated by THL, for so long as it and certain affiliates collectively own at least one-third of the voting securities that they collectively held immediately after the effective time of the merger;

•	the director designated by TPG, for so long as it and certain affiliates collectively own at least one-third of the voting securities that they collectively held immediately after the effective time of the merger; and

•	at least three directors who are “independent” under NYSE rules and federal securities laws;

•	the Compensation Committee of the board will include one of the directors designated by THL and TPG, until such time as such committee under NYSE rules must be composed entirely of independent directors; and

•	no party will designate a director who has been removed for cause by the board, has ever been convicted of a felony, or is or was, within 10 years prior to the date of his designation, subject to any permanent injunction for violation of any federal or state securities law.
Directors
     The names of our directors and certain biographical information concerning each of them is set forth below:

Nominees for Class I Directors — Term Expiring 2009
     William P. Foley, II (FNF nominee) has served as a director since February 2006 and is our Chairman of the Board. Mr. Foley is the Chief Executive Officer and Chairman of the Board of Directors of FNF, and has served in those capacities since FNF’s formation in 1984. Mr. Foley is also Chairman of the Board of Directors of FNT, a majority-owned subsidiary of FNF, which operates the nation’s largest title insurance business, and has served in that capacity since September 2005. Prior to the merger, Mr. Foley served as Chief Executive Officer and Chairman of the Board of the former FIS. He is 61 years old.
     Thomas M. Hagerty (THL nominee) has served as a director since February 2006 and has served as a director of FNF since January 2005. Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. From July 2000 through April 2001, Mr. Hagerty also served as the Interim Chief Financial Officer of Conseco, Inc. On December 17, 2002, Conseco, Inc. voluntarily commenced a case under Chapter 11 of the United States Code in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division. He has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1988. Prior to joining Thomas H. Lee Partners, L.P., Mr. Hagerty worked in the mergers and acquisitions department of Morgan Stanley & Co, Inc. Mr. Hagerty currently serves as a director of MGIC Investment Corporation. Prior to the merger, Mr. Hagerty served as a director of the former FIS. He is 43 years old.
     Daniel D. (Ron) Lane (FNF nominee) has served as a director since February 2006 and has served as a director of FNF since 1989. Since February 1983, Mr. Lane has been a principal, Chairman and Chief Executive Officer of Lane/ Kuhn Pacific, Inc., a corporation that comprises several community development and home building partnerships, all of which are headquartered in Newport Beach, California. He is on the Board of Directors of CKE Restaurants, Inc. Mr. Lane also is an active member of the Board of Trustees of the University of Southern California. Prior to the merger, Mr. Lane served as a director of the former FIS. He is 71 years old.
     Phillip B. Lassiter (Certegy nominee) has served as a director since September 2002. Mr. Lassiter has served as Chairman of the Board of Ambac Financial Group, Inc., a financial guarantee insurance holding company, since 1991. He retired as Ambac’s Chief Executive Officer on January 26, 2004. Mr. Lassiter currently serves as a director of Diebold, Incorporated, a self-service systems and security systems company. He is 62 years old.
Incumbent Class II Directors — Term Expiring 2008
     Keith W. Hughes (Certegy designee) has served as a director since August 2002. Since April 2001, Mr. Hughes has been a self-employed consultant to domestic and international financial services institutions. From November 2000 to April 2001, he served as Vice Chairman of Citigroup Inc. Mr. Hughes was named to that position in 2000 when Citigroup acquired Associates First Capital Corporation, a leading finance company, where he had served as Chairman and Chief Executive Officer since February 1995. Mr. Hughes joined Associates in 1981 and held several other executive positions during his tenure there, including President from August 1991 to February 1995. Mr. Hughes serves as a director of Texas Industries Inc., a major producer of cement, concrete and structural steel, and Pilgrim’s Pride, the second largest poultry company in the United States. He is 59 years old.
     Lee A. Kennedy (Chief Executive Officer designee) has served as a director and our Chief Executive Officer since March 5, 2001. He served as our Chairman from his appointment to this position in February 2002 until February 2006. Prior to his re-appointment as our President in February 2006, Mr. Kennedy served as our President from March 2001 until May 2004. Prior to that, he served as President, Chief Operating Officer and director of Equifax Inc., a leading provider of consumer credit and other business information, from June 1999 until June 29, 2001. From June 1997 to June 1999, Mr. Kennedy served as Executive Vice President and Group Executive of Equifax. From July 1995 to July 1997 he served as President of Equifax Payment Services, a division of Equifax. Mr. Kennedy currently serves as a director of Equifax. He is 55 years old.

Incumbent Class III Directors — Term Expiring 2007
     David K. Hunt (Certegy designee) has served as a director since June 2001. Mr. Hunt is a private investor. He previously served as the non-executive Chairman of the Board of OnVantage, Inc., a technology provider for the meeting and events industry, from October 2004 until December 2005. Prior to that, he served as the Chairman and Chief Executive Officer of PlanSoft Corporation, an internet-based business-to-business solutions provider in the meeting and convention industry, a position he held from May 1999 to October 2004. From January 1997 to April 1999, he served as President, Chief Executive Officer, and a director of Global Payment Systems, a transaction processing service provider. He is 60 years old.
     Marshall Haines (TPG designee) has served as a director since February 2006. Since March 2004, Mr. Haines has been a principal of Tarrant Partners, L.P., an affiliate of Texas Pacific Group. Prior to joining Tarrant Partners, Mr. Haines worked with Bain Capital for ten years, specializing in leveraged buyout transactions in a variety of industries. Prior to the merger, he served as a director of the former FIS. He is 38 years old.
     Cary H. Thompson (FNF designee) has served as a director since February 2006 and has served as a director of FNF since 1992. Mr. Thompson currently is a Senior Managing Director with Bear Stearns & Co. Inc. and has been since 1999. From 1996 to 1999, Mr. Thompson was a director and Chief Executive Officer of Aames Financial Corporation. Mr. Thompson served as a managing director of Nat West Capital Markets from May 1994 to June 1996. Mr. Thompson also serves on the Board of Directors of SonicWall Corporation. Prior to the merger, he served as a director of the former FIS. He is 49 years old.
Executive Officers
     Set forth below is certain biographical information about the executive officers of FIS as of February 1, 2006. Additional biographical information about Mr. Kennedy, our President and Chief Executive Officer, who also serves as a director, is set forth above. There are no family relationships among the executive officers, directors or nominees for director, except that Messrs. Frank R. and Michael A. Sanchez are brothers. Nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers, except that the shareholders agreement provides that the Chief Executive and Chief Financial Officers of the company may not be hired or fired without the consent of FNF, until such time as FNF and its affiliates no longer beneficially own at least 30% of the voting power of the company.

Name	Age	Position
Lee A. Kennedy.	55	President and Chief Executive Officer
Jeffrey S. Carbiener	43	Executive Vice President and Chief Financial Officer
Brent B. Bickett.	41	Executive Vice President
Hugh R. Harris.	54	Executive Vice President, Mortgage Processing Services
Gary A. Norcross.	40	Executive Vice President, Integrated Financial Solutions
Peter T. Sadowski.	51	Executive Vice President
Frank R. Sanchez.	49	Executive Vice President, Enterprise Banking and Retail Solutions
Michael A. Sanchez.	48	Executive Vice President, International
Ernest D. Smith.	55	Executive Vice President, Lender Information and Outsourcing Services
Alan L. Stinson.	60	Executive Vice President
Michael L. Gravelle	44	Senior Vice President, General Counsel and Assistant Secretary

     Jeffrey S. Carbiener has served as our Executive Vice President and Chief Financial Officer since February 2006, and served as our Executive Vice President and Group Executive—Check Services from June 2001 until February 2006. Mr. Carbiener previously served as Senior Vice President, Equifax Check Solutions, a unit of Equifax Inc., from February 1998 until June 2001. Prior to that, he held various other positions with Equifax business units since 1991.
     Brent B. Bickett has served as an Executive Vice President of FIS since February 2006. Mr. Bickett joined FNF in January 1999 and currently holds the position of President of that company. Mr. Bickett formerly held the position of Executive Vice President — Corporate Finance of FNF, and was responsible for mergers and acquisitions and business development efforts for FNF. Prior to joining FNF, Mr. Bickett was a member of the Investment Banking Division of Bear, Stearns & Co. Inc. from August 1990 until January 1999, serving since 1997 as a Managing Director of that firm’s real estate, gaming, lodging and leisure group.
     Hugh R. Harris has served as Executive Vice President, Mortgage Servicing of FIS since February 2006. Mr. Harris joined former FIS in 2003 and is currently responsible for the technology solutions and services FIS provides to the mortgage services industry. Prior to joining former FIS, he was Chief Executive Officer of HomeSide Lending, Inc. where he was responsible for one of the world’s largest full service mortgage companies with an extensive origination operation and $190 billion servicing portfolio, representing 2.1 million homeowners.
     Gary A. Norcross has served as FIS’s Executive Vice President, Integrated Financial Solutions since February 2006. Prior to that, he held the position of President of Integrated Financial Solutions of former FIS since June 1996. He has served former FIS in various capacities since May 1988.
     Peter T. Sadowski has served as an Executive Vice President of FIS since February 2006. Mr. Sadowski has held the position of Executive Vice President and General Counsel for FNF since 1999, and has also served as Executive Vice President of FNT, another subsidiary of FNF, since October 2005. Mr. Sadowski joined FNF from the law firm of Goldberg, Katz, Sadowski and Stansen, where he had been a partner since 1996. From 1980 to 1996, he was an attorney with the Stolar Partnership, and prior to that, served as Assistant Attorney General of the state of Missouri.
     Frank R. Sanchez has served as our Executive Vice President, Enterprise Banking and Retail Solutions since February 2006. Prior to that, since April 2004, he served as an Executive Vice President of former FIS and President of the Leveraged Product Development division. Prior to joining former FIS, Mr. Sanchez served in many positions at Sanchez Computer Associates, Inc. since 1980, including as Chief Executive Officer. Sanchez Computer Associates, Inc., a Nasdaq listed international bank technology company that specialized in real-time banking systems for the global market, enterprise customer integration systems and complete internet banking outsourcing, was acquired by former FIS in April 2004.
     Michael A. Sanchez has served as our Executive Vice President, International, since February 2006 and is responsible for FIS business globally outside of North America. Prior to that, he was in charge of international business for former FIS. Prior to joining former FIS in April 2004, he was the founder and Chairman of Sanchez Computer Associates, Inc., having served with that company since its inception in 1980.
     Ernie D. Smith has served as FIS’s Executive Vice President, Lender Information and Outsourcing Services since February 2006. Prior to then, he served as President of Real Estate Mortgage Information Services with former FIS, since April 2004. He was also named President of Fidelity Information Services in April 2003. Before joining former FIS, Mr. Smith served as Executive Vice President of FNF since 1995, being named Co-Chief Operating Officer in January 2002. He joined Fidelity National Title Insurance Company, one of the underwriters for FNF’s subsidiary, FNT, in 1987 as president of its San Francisco division.
     Alan L. Stinson has served as an Executive Vice President since February 2006. Mr. Stinson joined FNF in October 1998 as Executive Vice President of Financial Operations, and in June 1999 was appointed Chief Financial Officer. Prior to his employment with FNF, Mr. Stinson was Executive Vice President and Chief Financial Officer of Alamo Title Holding Company from 1994 to 1998. He was employed by Deloitte & Touche, LLP from 1980 to 1994.
     Michael L. Gravelle has served as Senior Vice President and General Counsel of FIS since February 2006. Prior to that, since 2003, he served as Senior Vice President of FNF and as Senior Vice President, General Counsel and Secretary of Fidelity Information Services, Inc., an Arkansas corporation and wholly-owned subsidiary of former FIS. Mr. Gravelle joined FNF and former FIS from Alltel Corporation, which he joined in 1993, and served as Senior Vice President, General Counsel and Secretary of Alltel Information Services, Inc. since 2000.

Corporate Governance and Ethics Information
     The Board’s Corporate Governance Policy, as well as the charters of the Audit, Compensation, and Governance Committees, can be viewed at www.investor.fidelityinfoservices.com/governance.cfm. FIS has adopted a Code of Business Conduct and Ethics, a “code of ethics” as defined by the SEC, applicable to our directors, officers, and employees, which is also available at this website. Any amendment to or waiver of a provision of these codes of ethics that applies to any FIS director or executive officer also will be disclosed there.
Audit Committee
     The Board of Directors of the Company has a standing Audit Committee. The members of the Audit Committee are David K. Hunt (Chair), Keith W. Hughes and Phillip B. Lassiter, each of whom is independent as defined in Section 303A.02 of the NYSE Corporate Governance Standards.
     The Board of Directors has determined that David K. Hunt is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K and is “independent” as such term is used in the rules of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission certain reports of beneficial ownership of the common stock. Based solely on company records and other information, we believe that all applicable Section 16(a) reports were timely filed by our directors, officers, and more than 10% shareholders during the fiscal year ended December 31, 2005, subject to exceptions described next. Messrs. Richard N. Child, Charles T. Doyle, Keith W. Hughes, David K. Hunt, Phillip B. Lassiter, Larry J. Towe, Gerald A. Hines and Richard D. Gapen and Mses. Kathy Brittain White and Mary K. Waggoner were each inadvertently late in reporting one reinvestment of dividends (in Ms. Waggoner’s case, two reinvestments) into common stock units pursuant to the company’s deferred compensation plans. The total share units that were the subject of the late reports did not exceed 296 share units. Mr. Kenneth A. Guenther inadvertently failed to timely report a purchase of the company’s stock. In addition, Messrs. Vincent G. Pavese and Michael E. Sax each inadvertently failed to timely report one grant of restricted stock pursuant to the company’s stock incentive plan.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION
Executive Compensation
     Summary Compensation Table. The following table sets forth in summary form the compensation paid during fiscal years 2005, 2004 and 2003 to our Chief Executive Officer and the four other most highly compensated executive officers during 2005—referred to as the named executive officers.
     Please note that the employment of Messrs. Towe, Vollkommer and Korchun all terminated in connection with the consummation of the merger in February 2006.
Summary Compensation Table

		Annual Compensation				Long-Term Compensation
						Awards			Payouts
						Restricted		Securities
				Other Annual		Stock		Underlying		All Other
Name	Fiscal Year	Salary	Bonus	Compensation		Awards(1)		Options(2)	LTIP Payouts	Compensation
Lee A. Kennedy
President and	2005	$746,923	$463,839	$24,805	(3)	$1,459,958		134,859	—	$43,495	(4)
Chief Executive	2004	731,923	760,000	162,549		1,408,015		175,366	—	381,093
Officer	2003	667,500	279,015	19,759		—		—	$1,200,000	8,901

Larry J. Towe
President and	2005	457,283	213,212	20,625	(3)	669,560		61,849	—	27,618	(4)
Chief Operating	2004	454,731	340,707	67,016		688,465		57,166	—	91,572
Officer	2003	417,000	130,730	15,127		1,170,000	(5)	—	800,000	63,383

Michael T. Vollkommer
Executive Vice President	2005	352,761	142,392	23,444	(3)	449,557		41,527	—	17,954	(4)
and Chief Financial	2004	350,792	227,787	15,332		462,275		38,383	—	9,410
Officer	2003	321,900	87,460	9,957		650,000	(5)	—	440,000	5,682

Jeffrey S. Carbiener
Executive Vice President	2005	305,971	154,989	19,785	(3)	239,139		22,089	—	9,646	(4)
and Chief Financial	2004	294,439	194,977	23,829		245,883		20,416	—	7,640
Officer	2003	259,605	14,388	34,323		780,000	(5)	—	300,000	5,629

Walter N. Korchun
Executive Vice President,	2005	305,971	104,504	16,044	(3)	325,230		30,041	—	40,145	(4)
General Counsel	2004	294,439	177,811	63,394		167,209		13,883	—	89,514
and Secretary	2003	259,606	59,683	18,393		410,087	(5)	—	105,986	9,313

(1)	Dividend income is paid on restricted stock at the same rate as paid to all shareholders. Value of restricted stock is shown in the table is as of the date of award. As of December 31, 2005 total restricted stock awards outstanding and the related fair market values were as follows: Mr. Kennedy — 164,686 shares ($6,679,664); Mr. Towe — 76,151 shares ($3,088,685); Mr. Vollkommer — 71,959 shares ($2,918,657); Mr. Carbiener — 60,340 shares ($2,447,390); and Mr. Korchun — 29,366 shares ($1,191,085). Upon consummation of the merger in February 2006, all outstanding shares of restricted stock and restricted stock awards were fully vested.

(2)	Upon consummation of the merger in February 2006, all outstanding stock options fully vested.

(3)	Other annual compensation includes tax equalization payments, financial counseling fees and club membership dues.

(4)	Includes a 401(k) matching contribution in the maximum amount of $4,200 for each officer. Also includes the portion of premiums paid by Certegy pursuant to the Executive Life and Supplemental Retirement Benefit Plan attributable to term life insurance for the named executive officers in the following amounts: Mr. Kennedy — $39,295; Mr. Towe — $23,418; Mr. Vollkommer — $13,754; Mr. Carbiener — $5,446; and Mr. Korchun — $35,945.

(5)	Includes the following restricted shares awarded for retention purposes: 45,000 shares to Mr. Towe on May 7, 2003, vesting on May 7, 2005; 10,000 shares to Mr. Korchun on May 7, 2003, vesting on May 7, 2005; and an additional 6,116 shares to Mr. Korchun on February 2, 2003, that vested on January 7, 2004.

     Option Awards. A stock option allows an individual to purchase shares of common stock at a fixed price (the exercise price) during a specific period of time. In general, whether exercising stock options is profitable to an option holder depends on the relationship between the common stock market price and the option exercise price. At any given time, vested options can be “in the money” (the exercise price is less than the market price) or “out of the money” (the exercise price is greater than the market price), depending on the current market price of the stock.
     The following table contains information with respect to stock options awarded to the named executive officers during the fiscal year ended December 31, 2005.
Option Awards in Last Fiscal Year

			Potential Realizable
		Percent of Total	Value at Assumed
		Options	Annual Rates of Stock
	Shares	Awarded to	Price Appreciation for Option Term
	Underlying	Employees in
Name	Options(1)	Fiscal Year	5%	10%
Lee A. Kennedy	134,859	18.18%	$1,937,717	$4,508,713
Larry J. Towe	61,849	8.34	887,299	2,067,785
Michael T. Vollkommer	41,527	5.60	595,755	1,388,363
Jeffrey S. Carbiener	22,089	2.98	316,894	738,497
Walter M. Korchun	30,041	4.05	430,975	1,004,354

(1)	All options in the table have an exercise price of $35.24 per share, vesting 25% on the first anniversary of the award with the remainder vesting in three equal annual installments (becoming fully vested on February 4, 2009) and expire on February 4, 2012. All options vested upon the consummation of the merger in February 2006.
     Option Exercises and Year-End Option Values. The following table sets forth certain information with respect to stock option exercises by the named executive officers during fiscal year 2005, and the number and value of stock options held by the named executive officers as of December 31, 2005.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares Acquired		Options at December 31, 2005		December 31, 2005(2)
	on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Lee A. Kennedy	—	$—	661,420	178,700	$7,904,780	$1,068,616
Larry J. Towe	134,505	2,924,514	264,354	79,000	2,533,593	459,524
Michael T. Vollkommer	190,873	2,022,938	9,596	51,122	76,864	297,780
Jeffrey S. Carbiener	—	—	126,039	27,193	1,518,532	158,397
Walter M. Korchun	49,196	483,218	4,671	33,511	36,703	187,613

(1)	Represents aggregate excess of market value of the shares underlying the options exercised, as of the date of exercise, over the exercise price of the options.

(2)	Represents aggregate excess of market value of shares under options as of December 31, 2005 over the exercise price of the options.

Retirement Benefits
     Pension Plan. Our Pension Plan is a tax-qualified retirement plan available to all full-time U.S. employees. The Pension Plan provides benefits based on a participant’s length of service with the company and average earnings (comprised of a participant’s annual salary and bonus) up to a maximum of either 125% of salary or salary plus 75% of other earnings, whichever is greater. Pension Plan benefits are computed by averaging the employee’s earnings for the highest paid thirty-six consecutive months of employment to arrive at final average earnings. However, federal laws place limitations on earnings amounts that may be included in calculating benefits under the Pension Plan. In 2005, only the first $210,000 in eligible earnings can be included in the calculation. Based on this 2005 limitation, the maximum benefit payable under the Pension Plan is $170,000 per year. Subsequent to the consummation of the merger, the Company took action to freeze all Pension Plan benefits and to terminate the Pension Plan effective as of May 31, 2006.
     Supplemental Executive Retirement Plan. The Supplemental Executive Retirement Plan, or SERP, provides certain designated executives an annual benefit at normal retirement (age 60) equal to 50% of average earnings (comprised of a participant’s annual salary and bonus) multiplied by a fraction (not greater than 1) equal to the executive’s years of credited service divided by 30 years. SERP benefits are computed by averaging the executive’s earnings for the highest three calendar years in the ten calendar years preceding retirement to arrive at final average earnings. The benefit under the SERP is reduced by the benefit payable under the Pension Plan and by the benefit, if any, payable on the date of retirement under the Special Supplemental Executive Retirement Plan. Benefits under the SERP are payable as a life annuity, although the executive can elect an optional form of payment (including a lump sum). The following named executive officers participated in the SERP during 2005: Messrs. Kennedy, Towe and Vollkommer. Due to the termination of employment of Messrs. Towe and Vollkommer in February 2006 in connection with the merger, these officers became entitled to SERP benefits as described below under “—Change in Control Arrangements.”
     Executive Life and Supplemental Retirement Benefit Plan and Special Supplemental Executive Retirement Plan. The Company maintains for its executive officers and certain other management employees the Executive Life and Supplemental Retirement Benefit Plan, which is intended to maintain competitiveness of the Company’s benefits. This plan is a company owned life insurance program, under which the participants receive life insurance coverage. The plan was amended in 2003 to eliminate the opportunity for deferred cash accumulation benefits under the life insurance policies for executive officers. In lieu of this, the Special Supplemental Executive Retirement Plan, or Special Plan, was established in 2003 to provide executive officers with a benefit opportunity comparable to the deferred cash accumulation benefit opportunity that would have been available had the split-dollar life insurance program not been amended. If any Special Plan benefits are ultimately payable, they will reduce an executive officer’s SERP benefits. For the named executive officers, the following benefit assets have accrued as of December 31, 2005 under the Special Plan: Mr. Kennedy—$280,623; Mr. Towe—$155,120; Mr. Vollkommer—$75,372; Mr. Carbiener—$38,792 and Mr. Korchun—$0. The policy premiums paid by the Company attributable to term life insurance are included in the “Summary Compensation Table” under the caption “All Other Compensation.” In connection with the merger, the Company deposited certain amounts related to these plans in a rabbi trust as defined below under “—Change in Control Arrangements.”
     The following tables show the annual retirement benefits that would be payable at age 65 or later under the Pension Plan and at age 60 or later under the SERP (for those individuals eligible for the SERP) and various rates of final average earnings and years of service. The SERP benefits reflected in the table would be reduced for Pension Plan benefits and by the benefit, if any, payable on the date of retirement under the Special Supplemental Executive Retirement Plan and are paid without regard to the limitations under Internal Revenue Code Sections 401(a) and 415. Neither Pension Plan nor SERP benefits are reduced for Social Security benefits. The Company has taken action to freeze all Pension Plan benefits and to terminate the Pension Plan effective as of May 31, 2006. Pension Plan benefits will be calculated based on years of service and final average earnings as of May 31, 2006, regardless of whether an individual remains employed after this date.

Pension Plan Benefits

	Years of Service
Final Average Earnings	15	20	25	30	35
$205,000	$39,083	$52,110	$65,138	$78,165	$91,193
400,000	39,083	52,110	65,138	78,165	91,193
600,000	39,083	52,110	65,138	78,165	91,193
800,000	39,083	52,110	65,138	78,165	91,193
1,000,000	39,083	52,110	65,138	78,165	91,193
     The credited years of service for each of the named executive officers as of December 31, 2005 for the Pension Plan were as follows: Mr. Kennedy— 24 years; Mr. Towe— 12 years; Mr. Vollkommer— 6 years; Mr. Carbiener—14 years; and Mr. Korchun— 6 years.
SERP Benefits

	Years of Service
Final Average Earnings	15	20	25	30	35
$205,000	$51,250	$68,333	$85,417	$102,500	$102,500
400,000	100,000	133,333	166,667	200,000	200,000
600,000	150,000	200,000	250,000	300,000	300,000
800,000	200,000	266,667	333,333	400,000	400,000
1,000,000	250,000	333,333	416,667	500,000	500,000
1,200,000	300,000	400,000	500,000	600,000	600,000
1,400,000	350,000	466,667	583,333	700,000	700,000
1,600,000	400,000	533,333	666,667	800,000	800,000
     The credited years of service for each of the named executive officers as of December 31, 2005 for the SERP were as follows: Mr. Kennedy— 33 years; Mr. Towe— 15 years; and Mr. Vollkommer— 6 years.
Change in Control Arrangements
     Change in Control Agreements. Certegy maintained change in control agreements with each of its named executive officers during 2005 pursuant to which the officers were eligible to receive severance benefits if, during the three-year period following a change in control, such as the merger, the executive’s employment with the company was terminated by the company (other than for “cause” or by reason of the executive’s disability), or by the executive for “good reason.” Messrs. Kennedy and Carbiener have entered into new employment agreements which have cancelled and replaced their prior change in control agreements, as described below. Among other benefits, the change in control agreements required the company to provide the executive with the following in the event of a triggering event:
•	a cash severance payment equal to, in the case of the agreements with Messrs. Towe and Vollkommer, three times, and with respect to Mr. Korchun, two times, the sum of (a) the executive’s highest annual base salary for the twelve months prior to the termination, and (b) the executive’s highest annual bonus or target bonus in the three years prior to termination or the partial year ending on the termination date;

•	a pro rata target bonus through the date of termination for the year in which the executive’s termination of employment occurs; and

•	a lump sum retirement benefit equal to the difference between the actuarial equivalent of the retirement benefit accrued under the Pension Plan and the retirement benefit that would be payable under the Pension Plan if: (1) the benefit were 100% vested; (2) the executive were credited with an additional number of years of benefit service and age under the plan equal to the lesser of five or the number of years until the executive would attain age 62; and (3) the “final average annual earnings” for purposes of applying the benefit formula under the plan were determined based on a monthly amount using the highest monthly rate of base salary in effect during the twelve months prior to the termination plus one-twelfth of the executive’s highest annual bonus or target bonus in the three years prior to termination or the partial year ending on the termination date;
     In connection their termination of employment following the merger in February 2006, Messrs. Towe, Vollkommer and Korchun became entitled to benefits under their change-in-control agreements.
     Accelerated Vesting of Equity Compensation Awards. Upon the consummation of the merger in February 2006, each outstanding stock option, share of restricted stock, and restricted stock unit outstanding under the Stock Incentive Plan and the Non-Employee Director Stock Option Plan vested in full and became exercisable or payable. Upon the termination of their employment in connection with the consummation of the merger, Messrs. Towe, Vollkommer and Korchun became entitled to exercise their stock options until the later of the date that is 60 months following their termination of employment or the expiration date of the option (which is generally seven or ten years from the original date of the grant).
     Supplemental Executive Retirement Plan. Messrs. Kennedy, Towe, and Vollkommer participated in the Supplemental Executive Retirement Plan. Under this plan, if following a change in control such as the merger, a participant’s employment is terminated by the company (other than for “cause” or by reason of the participant’s disability) or by the participant for “good reason,” the participant becomes fully vested in his benefit under the plan, and the participant is paid his supplemental pension benefit in a lump sum on the fifth business day following the participant’s termination date. Messrs. Towe and Vollkommer were paid their benefits in accordance with the change in control provision of this plan in connection with the termination of their employment following the consummation of the merger.
     Deferred Compensation Plan. The company maintains a Deferred Compensation Plan for certain employees, including the named executive officers. Messrs. Carbiener and Korchun previously elected to have their accounts distributed to them in a lump sum upon a change in control such as the merger. Such amounts have been or will be distributed in accordance with the timing rules of the Deferred Compensation Plan and the requirements of section 409A of the Internal Revenue Code of 1986, as amended. In addition, following the consummation of the merger, the company contributed assets equal to the full amount of Mr. Towe’s deferred compensation account (who had not elected to receive a lump sum upon a change in control) to an irrevocable rabbi trust. Messrs. Kennedy and Vollkommer did not have any deferred amounts in the Deferred Compensation Plan as of the consummation of the merger.
     Executive Life and Supplemental Retirement Benefit Plan and Special Supplemental Executive Retirement Plan. Pursuant to the terms of these plans, after the execution of the merger agreement related to the merger in September 2005, the company funded a rabbi trust with sufficient monies to pay all future required insurance premiums under the split-dollar life insurance program and to pay all of the “participant interests” as defined in the special SERP, including with respect to Messrs. Vollkommer, Carbiener and Korchun (the amounts necessary to pay the premiums and interests of Messrs. Kennedy and Towe were previously funded).
     Insurance and Indemnification. The merger agreement related to the merger required the company to purchase a six-year “tail” prepaid non-cancelable run-off insurance policy to cover anyone who was a director or officer of the company, including the named executive officers, or its subsidiaries prior to the closing of the merger for events, acts, or omissions occurring on or prior to the closing, including those occurring in connection with the merger and related transactions.
     From and after the consummation of the merger, the Company is obligated under the merger agreement to indemnify and hold harmless anyone who was a director or officer of Certegy or its subsidiaries, including the named executive officers, prior to the closing against any costs or expenses, including reasonable attorneys’ fees, or other loss or liability incurred in connection with any claim or proceeding arising out of matters existing or occurring at or prior to the closing to the fullest extent permitted by applicable law. The Company is also obligated to advance expenses as incurred to the fullest extent permitted under applicable law.
Employment Agreements
     FIS has entered into employment agreements, dated as of September 14, 2005, with Messrs. Kennedy and Carbiener, which became effective upon the consummation of the merger. These employment agreements replace the change in control agreements Messrs. Kennedy and Carbiener had previously entered into with the Company. As consideration for the cancellation of the prior change in control agreements, Messrs. Kennedy and Carbiener agreeing to remain employed with the Company following the merger, to relocate to the Company’s new headquarters and to abide by certain restrictive covenants contained in the employment agreements, Mr. Kennedy was paid $6,250,000 and Mr. Carbiener was paid $500,000 upon the completion of the merger.
     Mr. Kennedy’s agreement provides for an employment term of four years. During the term, Mr. Kennedy will receive an annual base salary of no less than $750,000. In addition, for each fiscal year ending during the term, Mr. Kennedy will be eligible for an annual target bonus of 200% of his base salary. Mr. Kennedy was also granted upon the consummation of the merger stock options to purchase 750,000 shares of common stock, vesting in three annual installments beginning on the first anniversary of the consummation of the merger.
     If, during the term, Mr. Kennedy’s employment is terminated by the Company without “cause” or Mr. Kennedy resigns for “good reason,” Mr. Kennedy will be entitled to receive the following compensation and benefits:
•	a pro rata target bonus for the year in which the termination occurs;

•	a lump-sum payment equal to 300% of the sum of Mr. Kennedy’s annual base salary and the highest annual bonus paid to Mr. Kennedy within the three years preceding his termination of employment or, if higher, the highest target annual bonus opportunity in the year in which the termination occurs;

•	all stock options, restricted stock, and other equity-based incentive awards granted by the Company that were outstanding but not vested as of the date of termination shall become immediately vested and/or payable, as the case may be; and

•	for a three-year period after the date of termination, the Company will provide Mr. Kennedy (and any covered dependents) with life and health insurance benefits substantially similar to those benefits they were receiving immediately prior to the termination.
     Mr. Carbiener’s agreement provides an employment term of three years. During the term, Mr. Carbiener will receive an annual base salary of no less than $400,000. Mr. Carbiener was also granted stock options to purchase 350,000 shares of the Company, vesting in four annual installments beginning on the first anniversary of the consummation of the merger. In addition, for each fiscal year ending during the term, Mr. Carbiener will be eligible for an annual target bonus of 150% of his base salary. If, during the term, Mr. Carbiener’s employment is terminated by the Company without “cause” or Mr. Carbiener terminates his employment following a “change in control,” Mr. Carbiener will be entitled to receive his base salary for the remainder of the term of the agreement and his stock options will become fully vested.
     Messrs. Kennedy and Carbiener are entitled to customary executive benefits under their employment agreements, and are subject to customary post-employment restrictive covenants.
Director Compensation
     Directors who are our salaried employees receive no additional compensation for services as a director or as a member of a committee of our Board. All non-employee directors receive an annual retainer of $30,000, plus $1,500 for each Board or committee meeting he or she attends. The chairperson of each standing committee of our Board receives an additional annual fee of $5,000, payable in quarterly installments. We also reimburse each non-employee director for all reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.
     We have adopted a deferred compensation plan for the benefit of our non-employee directors. Under this plan, a non-employee director may defer and be deemed to invest up to 100% of their director’s fees in either a stock fund representing our common stock or in an interest bearing account. Interest on deferred amounts deemed to be invested in the interest bearing account are credited monthly to our directors’ accounts at the prime rate on the first day of each month as reported in the Wall Street Journal. All deferred fees are held in our general funds and are paid in cash. In general, deferred amounts are not paid until after the director terminates service from our Board, at which time they will be paid either in a lump sum or in annual payments of not more than ten years, as determined by the director.
     In May 2005, each of our non-employee directors received a grant of approximately 1,857 restricted stock units. Although these restricted stock units were scheduled to vest by their terms in May 2006, as a result of the merger all such restricted stock units fully vested in February 2006. Restricted stock units represent the right to receive shares of common stock subject to the fulfillment of the vesting period.
Compensation Committee Interlocks and Insider Participation
     The members of our Compensation Committee during 2005 were Phillip B. Lassiter and Kathy Brittain White. During 2005, no member of the Compensation Committee was a former or current officer or employee of the Company or any of its subsidiaries. In addition, during 2005, no executive officer of the Company served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information regarding beneficial ownership of our common stock, as of February 1, 2006, by:
•	Each shareholder who is known by us to beneficially own 5% or more of the common stock;

•	Each of our directors;

•	Each of our executive officers named in the Summary Compensation Table; and

•	All of our executive officers and directors as a group.
     Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned by that shareholder. The number of shares beneficially owned by each shareholder is determined under rules issued by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option or other right.
Beneficial Ownership Table(1)

	Common Stock		Percent of Shares
Name	Beneficially Owned	Number of Options	Beneficially Owned
Fidelity National Financial, Inc.(2)	97,152,000		50.7%
Thomas H. Lee Advisors LLC(3)	14,390,998		7.5
TPG Partners III, L.P.(4)	14,390,997		7.5
Lee A. Kennedy (5)	256,140	919,472	*
Larry J. Towe (6)	162,298	375,779	*
Michael T. Vollkommer (7)	94,336	55,952	*
Jeffrey S. Carbiener (8)	63,776	167,702	*
Walter M. Korchun (9)	47,179	36,677	*
William P. Foley, II	0	532,966	*
Thomas M. Hagerty	0	0	*
Marshall Haines	0	0	*
Keith W. Hughes(10)	4,806	10,943	*
David K. Hunt (11)	3,806	13,131	*
Daniel D. (Ron) Lane	0	3,411	*
Phillip B. Lassiter(12)	5,806	10,943	*
Cary H. Thompson	0	3,411	*
All directors and executive officers as a group, including those named above (22 persons)(13)	638,147	2,514,335	1.6

*	Represents less than 1% of the outstanding shares of common stock.

(1)	Based on 191,462,141 shares of common stock outstanding as of February 1, 2006.

(2)	As reported in a Schedule 13D filed with the SEC on February 6, 2006, upon consummation business combination, FNF received 95,940,000 shares of our common stock in exchange for its shares of former FIS common stock. As a result of its acquisition of these shares and the 1,212,000 shares of our common stock held directly by FNF at the time of the merger, FNF owns approximately 97,152,000 shares of our common stock, representing approximately 50.7% shares of our common stock. Based on its majority beneficial ownership of our common stock, FNF is considered to be our parent company and its address is 601 Riverside Avenue, Jacksonville, FL 32204.

(3)	As reported in a joint Schedule 13D filed with the SEC on February 7, 2006, on behalf of following persons (collectively, the “Reporting Persons”): (1) Thomas H. Lee Advisors, LLC, a Delaware limited liability company (“Advisors”), (2) THL Equity Advisors V, LLC (“Advisors V”), (3) THL FNIS Holdings, LLC, a Delaware limited liability company (“FNIS Holdings”), (4) Thomas H. Lee Equity (Cayman) Fund V, L.P., a Cayman Islands exempted limited partnership (“Cayman Fund”), (5) Thomas H. Lee Investors Limited Partnership, a Massachusetts Limited Partnership (“Investors”), (6) Putnam Investments Employees’ Securities Company I LLC, a Delaware limited liability company (“Putnam I”), (7) Putnam Investments Employees’ Securities Company II, LLC, a Delaware limited liability company “Putnam II”), (8) Putnam Investment Holdings, LLC, a Delaware limited liability company (“Putnam Holdings” and together with Putnam I and Putnam II, the “Putnam Entities”), and (9) Putnam Investments, LLC (“Putnam”), Advisors has shared voting and dispositive power over 14,390,998 shares; Advisors V has shared voting and dispositive power over 14,080,590 shares; FNIS Holdings has shared voting and dispositive power over 13,928,215 shares; Cayman Fund has shared voting and dispositive power over 152,375 shares; Investors have shared voting and dispositive power over 82,776 shares; Putnam I has shared voting and dispositive power over 74,473 shares; Putnam II has shared voting and dispositive power over 66,494 shares; and Putnam has shared voting and dispositive power over 227,632 shares. Each of FNIS Holdings, Cayman Fund, Investors and the Putnam Entities is principally engaged in the business of investment in securities. Advisors and Advisors V are principally engaged in the business of serving as a general partner of funds investing in securities. Putnam is principally engaged in the business of managing funds investing in securities. On February 1, 2006, upon consummation of the merger, the Reporting Persons received an aggregate of 14,390,998 shares of our common stock in exchange for their shares of former FIS common stock. The address of each of the Reporting Persons is c/o Thomas H. Lee Partners, 100 Federal Street, Boston, Massachusetts 02110.

(4)	As reported in a joint Schedule 13D filed with the SEC on February 7, 2006, on behalf of the following persons (collectively, the “Reporting Persons”): TPG Advisors III, Inc., a Delaware corporation (“Advisors III”), and TPG Advisors IV, Inc., a Delaware corporation (“Advisors IV”), Advisors III is the beneficial owner of 14,390,997 shares and has sole voting and dispositive power as to 1,134,533 of such shares. Advisors IV has shared voting and dispositive power over, and beneficially owns, 13,256,464 of such shares. The principal business of each of the Reporting Persons is serving as the sole general partner of related entities engaged in making investments in securities of public and private corporations. On February 1, 2006, upon consummation of the merger, the Reporting Persons received an aggregate of 14,390,998 shares of our common stock in exchange for their shares of former FIS common stock. The address of each of the Reporting Persons is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(5)	Includes 40,930 shares of common stock owned through our 401(k) plan and 919,472 shares of common stock that may be acquired pursuant to currently exercisable options.

(6)	Includes 7,043 shares of common stock owned through our 401(k) plan and 375,779 shares of common stock that may be acquired pursuant to currently exercisable options. Mr. Towe’s employment with the Company terminated in February 2006 in connection with the merger.

(7)	Includes 3,107 shares of common stock owned through our 401(k) plan and 55,952 shares of common stock that may be acquired pursuant to currently exercisable options. Mr. Vollkommer’s employment with the Company terminated in February 2006 in connection with the merger.

(8)	Includes 1,667 shares of common stock owned through our 401(k) plan, 167,702 shares of common stock that may be acquired pursuant to currently exercisable options, and 137 shares of common stock owned through an IRA account.

(9)	Includes 501 shares of common stock owned through our 401(k) plan and 36,677 shares of common stock that may be acquired pursuant to currently exercisable options. Mr. Korchun’s employment with the Company terminated in February 2006 in connection with the merger.

(10)	Includes 10,943 shares of common stock that may be acquired pursuant to currently exercisable options..

(11)	Includes 13,131 shares of common stock that may be acquired pursuant to currently exercisable options.

(12)	Includes 10,943 shares of common stock that may be acquired pursuant to currently exercisable options.

(13)	Includes 2,514,335 shares of common stock that may be acquired by such directors and executive officers as a group pursuant to currently exercisable options.
Equity Compensation Plan Information
     The following table sets forth aggregate information as of December 31, 2005 about the FIS (historical Certegy) compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

	Number of Securities to be
	Issued Upon Exercise of	Weighted-Average Exercise	Number of Securities Remaining
	Outstanding Options,	Price of Outstanding Options,	Available for Future Issuance
Plan Category	Warrants and Rights	Warrants and Rights	Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders (1)	4,694,091	$27.27	571,421
Equity Compensation Plans Not Approved by Shareholders (2)	37,196	$29.08	179,508

(1)	Includes only our Stock Incentive Plan, which was approved by Certegy’s shareholders in 2002.

(2)	Includes our Non-Employee Director Stock Option Plan, which is not required to be approved by Certegy’s public shareholders. Each director who is not employed by us or any of our affiliates is eligible to participate in this plan. We have reserved 218,892 shares under this plan, of which 179,508 shares remain available for issuance. The plan is a “formula plan” under which grants are automatic. Due to recent changes in the treatment of stock options under U.S. federal tax laws, however, Certegy believes it is currently in the best interests of the company and its shareholders to provide equity compensation to the non-employee directors in the form of restricted shares or restricted stock units, as opposed to stock options—consequently, option grants to non-employee directors under this plan were suspended in 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Arrangements with our Directors
     Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. and Mr. Haines is a principal of Tarrant Partners, L.P., an affiliate of Texas Pacific Group. On December 23, 2004, former FIS entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”), among FNF, former FIS, certain affiliates of Thomas H. Lee Partners, L.P. (the “THL Entities”) certain affiliates of Texas Pacific Group (the “TPG Entities”) and others. The Purchase Agreement provided the terms upon which former FIS agreed to sell a 25 percent minority equity interest in its common stock to the THL Entities, the TPG Entities and the other purchasers under the Purchase Agreement for a purchase price of $500,000,000 (the “Transaction”). The Transaction closed on March 9, 2005 and each of the TPG Entities and the THL Entities acquired 22,500,000 shares of the common stock of former FIS ( or 22.5% of the total shares outstanding) for $450,000,000. In connection with the closing of the Transaction, former FIS entered into a Management Agreement with each of THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P. and TPG GenPar IV, L.P., an affiliate of Texas Pacific Group, under which THL Managers V, LLC and TPG GenPar IV, L.P. provides former FIS with advice and analysis, including advice with respect to debt facilities and arrangements and other matters. In exchange for these services, THL Managers V, LLC and TPG GenPar IV, L.P. each received a one-time fee of $11,718,750 and annual management fees of $1,018,646 during 2005. Former FIS also reimbursed transaction-related expenses of the THL Entities, the TPG Entities and the other investors in the aggregate amount of $54.7 million and paid certain fees to the other investors.
     Mr. Thompson is a Senior Managing Director with Bear Stearns & Co. Inc. During 2005, Bear Stearns provided investment advisory and brokerage services to subsidiaries of the Company, for which Bear Stearns received fees in the amount of approximately $11.2 million.
     In the opinion of management, the terms of these transactions were fair to the Company and substantially the same as could have been obtained in transactions with unaffiliated parties.
Arrangements with our Affiliates
     Prior to the merger, former FIS and its subsidiaries were party to various “intercompany agreements” with its then-majority stockholder, FNF, and with FNT, another majority-owned subsidiary of FNF (and/or FNF’s and FNT’s respective affiliates). On February 1, 2006, in connection with the closing of the merger, many of the intercompany agreements were amended and restated. Some of the original intercompany agreements were not changed. These intercompany agreements are summarized below.
     In addition, in connection with the merger, the Company entered into a shareholders agreement and a registration rights agreement with the former FIS stockholders, including FNF, THL and TPG. The shareholders agreement has been summarized above under “Voting Control of Fidelity and the Shareholders Agreement,” and the registration rights agreement is summarized below.
     The summaries of the material terms of the agreements below are qualified in their entirety by reference to the full text of each of the agreements, which have been filed as exhibits to the company’s periodic reports filed with the Securities and Exchange Commission.
Arrangements with FNT
Amended and Restated Corporate Services Agreements
     The Company is a party to an Amended and Restated Corporate Services Agreement with FNT under which FNT provides corporate and other support services to the company. This agreement governs the provision by FNT to the company of certain corporate support services, which may include:
•	accounting (including statutory accounting services);

•	corporate, legal, and related services;

•	purchasing and procurement services;

•	travel services; and

•	other general administrative and management services.
     As of the effective time of the merger, the Company and FNT also amended and restated their Reverse Corporate Services Agreement under which the Company provides FNT with access to legal services, human resources and employee benefits administration, and access to services with respect to a mainframe computer system.
     The pricing for the services provided by the Company to FNT, and by FNT to the Company, under the corporate services agreements is on a cost-only basis, with each party in effect reimbursing the other for costs and expenses incurred in providing these corporate services to the other party. During 2005, former FIS’s expenses were reduced by $0.9 million related to the provision of these corporate services by FIS to FNT and former FIS’s expenses were increased by $23.4 million related to the provision of these corporate services from FNF and its subsidiaries, including FNT, to FIS. The exact amounts to be paid by the Company to FNT, and by FNT to the Company, under the corporate services agreements are dependent upon the amount of services actually provided in any given year.
Amended and Restated Starters Repository and Back Plant Access Agreements
     The Company is a party to an Amended and Restated Starters Repository Agreement and an Amended and Restated Back Plant Access Agreement with FNT whereby certain subsidiaries of the Company have access and use certain title records owned by FNT’s title company subsidiaries. The subsidiaries of the Company covered by these agreements are granted access to (1) the database of previously issued title policies and title policy information (the “starters repository”), and (2) certain other physical title records and information (the “back plant”), and are permitted to use the retrieved information solely in connection with the issuance of title insurance products that the Company offers as part of its business. The starters repository consists of title records and information used in previously issued title insurance policies. The back plant consists of physical, paper title records that are generally only used in the event that the electronically-stored title information is corrupted or otherwise unavailable or incomplete.
     The Company pays fees to FNT for the access to the starters repository and the back plant and reimburses FNT’s subsidiaries for payment of certain taxes and government charges. There are no fees payable under the Amended and Restated Back Plant Access Agreement, other than reimbursement of costs incurred by FNT in allowing the Company and its subsidiaries to access the back plant. During 2005, former FIS paid less than $100,000 to FNT under the starter repository agreement.

Amended and Restated License and Services Agreement and Cost Sharing Agreement
     FNT and FIS are parties to an Amended and Restated License and Services Agreement dated as of the effective date of the Merger. Under this agreement, FNT conducts business on behalf of FIS’s subsidiaries that operate as title agents in certain limited jurisdictions in which the subsidiaries otherwise lack ready access to title plants, and pay to FIS’s subsidiaries the associated revenues, with the subsidiaries bearing the related costs. This arrangement was originally entered into by FNF when FIS was established and FIS’s title agency businesses, which then operated as divisions of FNT’s title insurers, were transferred to FIS. The agreement calls for FNT to license from FIS the use of certain proprietary business processes and related documentation in certain geographic areas. In addition, under this agreement, FIS provides FNT with oversight and advice in connection with the implementation of these business processes, including responsibility by FIS for maintaining the computer hardware, software systems, telephone and communication equipment as well as sales support services. In exchange for these business processes and documentation and oversight and advisory services, FNT pays fees to FIS equal to the aggregate earnings generated through or as a result of these proprietary business processes and documentation. Fees are billed monthly based on presentation of an invoice schedule showing the revenues generated during the prior month. FIS retains ownership of the proprietary business processes and documentation and is responsible for defending any claims brought by third parties against FNT for infringement based upon the business processes licensed to FNT under the Amended and Restated License and Services Agreement. FNT is responsible for defending any claims brought by third parties against FIS for infringement based upon any services FNT undertakes that relate to the license and services agreement but are outside the agreement’s permitted scope. FIS and FNT each agree to indemnify each other for property damage arising out of any negligence, breach of statutory duty, omission or default in performing our respective obligations under the Amended and Restated License and Services Agreement. With regard to dispute resolution, the agreement includes procedures by which the parties can attempt to resolve disputes amicably, but if those disputes cannot be resolved timely, then arbitration proceedings can be instituted.
     Duration and Termination. Subject to certain early termination provisions, the Amended and Restated License and Services Agreement continues in effect until either (i) FIS acquires its own direct access to title plants in the relevant geographic area or (ii) FNT builds or otherwise acquires title plants for the relevant geographic area and provides access thereto to FIS on terms acceptable to FIS. The Amended and Restated License and Services Agreement may also be terminated as to all or a portion of the relevant geographic area by mutual agreement of the parties or upon five years’ prior written notice given after the fifth anniversary of the effective date of the agreement, except in the case of a default in performance, in which case the agreement may be terminated immediately if the default is not cured within 30 days after notice (with provisions that permit an extension of the 30-day cure period under certain circumstances). The Amended and Restated License and Services Agreement may also be terminated in the event of a change of control of either FNT or FIS (which specifically excludes the Merger).
FNT’s subsidiary CTI is also a party to a transitional cost sharing agreement effective as of March 4, 2005 with certain subsidiaries of FIS that are engaged in its mortgage origination services business, including providing appraisal, title and closing services to residential mortgage originators and providing automated loan servicing (the “lenders services business”). Pursuant to this cost sharing agreement, CTI agrees to share certain costs and facilities relating to these lenders services businesses with various FIS subsidiaries. The costs shared include costs of the employees performing the services related to these businesses as well as the costs and expenses related to various facilities such as data processing, equipment, business property and communication equipment. The cost sharing agreement will terminate (i) as to all parties, upon the transfer of a small title insurance company subsidiary from us to FIS, which transfer is contingent upon receipt of certain regulatory approvals, or (ii) as to CTI, at such time as various subsidiaries of FIS obtain the licenses necessary to enable them to operate all aspects of the lenders services business.
FNT paid $5.9 million to FIS under these agreements in 2005.
Amended and Restated Lease Agreement
     The Company is a party to an Amended and Restated Lease Agreement, dated as of the effective date of the business combination, pursuant to which a subsidiary of the Company leases certain portions of the Company’s Jacksonville, Florida headquarters corporate campus to FNT. This lease arrangement continues until December 31, 2007. Under the lease, FNT pays base rent for the space that it leases, initially approximately 121,146 rentable square feet, at an annual rate of $23.05 per rentable square foot, in equal monthly installments paid in advance on the first day of each calendar month. In addition to paying base rent, for each calendar year, FNT is obligated to pay company, as additional rent, FNT’s share of the landlord’s reasonable estimate of operating expenses for the entire facility that are in excess of the operating expenses (subject to certain exclusions) applicable to the 2004 base year. In the lease, the parties acknowledge that during the term of the lease, there will be reallocations of office space among the Company (including its landlord subsidiary), FNT and certain other entities that are affiliates of FNF.
The amount allocated by the Company to FNT for office space costs at the headquarters building for the portion of the buildings utilized by FNT and FNT’s subsidiaries during 2005 was $3.8 million. It is anticipated that changes in the allocations of rentable square footage will take place during 2006.
Amended and Restated Master Information Technology Services Agreement
     The Company is a party to an Amended and Restated Master Information Technology Services Agreement with FNT, dated as of the effective date of the business combination, pursuant to which the Company and the Company’s subsidiaries provide various services to FNT and FNT’s affiliates, such as IT infrastructure support, data center management, and software sales. Under this agreement, FNT has designated certain services as high priority critical services required for FNT’s business. These include: managed operations, network, email/messaging, network routing, technology center infrastructure, active directory and domains, systems perimeter security, data security, disaster recovery, and business continuity. The Company has agreed to use reasonable best efforts to provide these core services without interruption, except for scheduled maintenance. The Amended and Restated Master Information Technology Services Agreement includes, as part of the agreement, various base services agreements, each of which includes a specific description of the service to be performed as well as the terms, conditions, responsibilities, and delivery schedules that apply to a particular service.
     Under the Amended and Restated Master Information Technology Services Agreement, FNT is obligated to pay the Company for the services that FNT and FNT’s affiliates utilize, calculated under a specific and comprehensive pricing schedule. The amounts included in former FIS’s revenues for information technology services provided to FNT for 2005 was $56.9 million.

Amended and Restated SoftPro Software License Agreement
     A subsidiary of the Company is a party to an Amended and Restated Software License Agreement pursuant to which FNT licenses, for the benefit of FNT’s title insurance subsidiaries, the use of certain proprietary software, related documentation, and object code for a package of software programs and products known as “SoftPro.”
     The SoftPro software is a related series of software programs and products that have historically been used, and continue to be used, in various locations by a number of FNT’s title insurance subsidiaries, including CTI, Fidelity National Title Insurance Company, and Ticor Title Insurance Company. The Company’s subsidiary receives fees from FNT for the use of the SoftPro software based on the number of workstations and the actual number of SoftPro software programs and products used in each location. Former FIS’s revenues from the SoftPro license were $7.7 million in 2005.
Amended and Restated Software License Agreements
     A subsidiary of the Company has licensed proprietary software and provide maintenance services to certain of our subsidiaries for annual fees under individual license agreements. The three software license agreements, for OTS/ OTS Gold, SIMON and TEAM software, all provide our subsidiaries with worldwide nonexclusive, perpetual, irrevocable right to use certain software and documentation. Fees for these licenses are charged on varying bases, including in the case of OTS/ OTS Gold, a flat annual fee, and in the case of SIMON and TEAM, a monthly fee based on the number of servers or the number of users utilizing the licensed software. The terms of the licenses are perpetual and may be terminated by our subsidiaries upon ninety days written notice, disclosure of software or documentation to competitors or if an entity is no longer a subsidiary of the Company.
Our expenses for these items in 2005 were insubstantial and not material, either individually or in the aggregate.
Amended and Restated Cross Conveyance and Software Development and Property Allocation Agreements
     A subsidiary of the Company is a party to an Amended and Restated Cross Conveyance and Joint Ownership Agreement, dated as of the effective date of the business combination, with an FNT subsidiary whereby the parties have conveyed their respective interests in certain proprietary software, known as “eLender,” so that both parties are the joint owners of the software. Under the agreement each party conveys an undivided half interest in the eLender software to the other party. This agreement also sets forth the terms and conditions under which they will have joint ownership of the eLender software.
     A subsidiary of the Company is also a party to an Amended and Restated Software Development Agreement and Property Allocation Agreement with an FNT subsidiary whereby the parties have agreed to further develop the jointly owned eLender software. Each party owns an undivided one-half interest in the developed software. Pursuant to this agreement, through March 31, 2006, the Company’s subsidiary received $500,000 per month from the FNT subsidiary for development services, including maintenance by the FIS subsidiary for the developed software. Former FIS received $6.0 million in service revenues in 2005 relating to this agreement.
     One of the Company’s subsidiaries is a party to a joint software development and ownership agreement with an FNT subsidiary whereby the Company’s subsidiary provides development services for proprietary software, known as “Titlepoint,” to be used in connection with the title plants owned by FNT’s title insurance subsidiaries. Pursuant to this agreement, FNT’s subsidiary pays fees and expenses to the Company’s subsidiary for development services per FNT’s specifications. Upon delivery by the Company’s subsidiary of software that meets acceptance criteria, both parties will jointly own the developed software. Former FIS received $11.2 million in earnings during 2005 related to this agreement.
Agreements Relating to Real Estate Title Information.
     Subsidiaries of the Company are party to several amended and restated agreements with FNT that relate to the maintenance or management of FNT’s title plants and the use of those title plants. These agreements are described below.

     The Company’s Mortgage Information Services segment provides real estate information to FNT’s operations. FIS recorded revenues for these services of $10.9 million in 2005. Although there is no long-term contract, FNT is continuing to purchase information from the Company. The pricing of these purchases was determined on the basis of a discount to market that is believed reasonable based on the volume FNT purchases.
Amended and Restated Title Plant Maintenance Agreement.
     A subsidiary of the Company manages certain title plant assets of title insurance company subsidiaries of FNT. These management services include keeping the title plant assets current and functioning on a daily basis and also include updating, compiling, extracting, manipulating, purging, storing and processing title plant data so that the title plant database is current, accurate and accessible, through an efficient and organized access system. In exchange for its management services, the Company’s subsidiary has perpetual, irrevocable, transferable and nonexclusive worldwide licensed access to the title plants owned by the FNT subsidiaries, together with certain software relating thereto, and it is able to sell this title plant access to third party customers and earn all revenue generated form the use of those assets by third party customers. In addition, the Company’s subsidiary earns fees from providing access to updated and organized title plant databases to FNT’s subsidiaries through the master title plant access agreement described below. In consideration for the licensed access to the title plants and related software, the Company’s subsidiary must pay a royalty to each of FNT’s title insurance company subsidiaries which are parities to the title plant maintenance agreement, in an amount equal to 2.5% to 3.75% of the revenues generated from the licensed access to the title plants and related software that the title insurance company subsidiaries owns.
Amended and Restated Master Title Plant Access Agreement.
     A subsidiary of the Company is a party to an Amended and Restated Master Title Plant Access Agreement, dated as of the effective date of the business combination, with FNT subsidiaries which sets forth the terms under which the Company’s subsidiary will provide access to the title plants that it manages on behalf of various owners to FNT’s subsidiaries in exchange for an access fee and exclusivity arrangement from FNT’s subsidiaries. For access, FNT’s subsidiaries pays the Company’s subsidiary an access fee on a plant-by-plant basis that is generally consistent with current intercompany charges for such access.
     Amended and Restated Title Plant Master Services Agreement. A subsidiary of the Company entered into an Amended and Restated Title Plant Master Services Agreement with a subsidiary of FNT on the effective date of the business combination under which the Company’s subsidiary provides FNT’s subsidiary certain title plant services related to title plant construction in California, Oregon and Washington. The Company’s subsidiary also agrees to perform certain other services requested by the Chairman of FNF and FNT’s subsidiary.
     Former FIS received $29.9 million in revenues related to fees paid by FNT’s subsidiary under these agreements.
     Title Plant Management Agreement. A subsidiary of the Company entered into a management agreement effective May 17, 2005 with a subsidiary of FNT, pursuant to which the Company’s subsidiary manages title plant assets for the FNT subsidiary. These management services include overseeing and supervising the title plant maintenance process (such as updating and purging), but do not include full responsibility for keeping the title plant assets current and functioning on a daily basis. The FNT subsidiary maintains all ownership rights over the title plants and its proprietary systems and methodologies used in the title plant maintenance process. Under this agreement, the Company’s subsidiary’s use of these proprietary systems and methodologies and access to the FNT subsidiary’s title plants is limited to use and access necessary to perform its management obligations under the agreement. The Company’s subsidiary is paid a management fee equal to 20% of the actual costs incurred by the FNT subsidiary for maintaining its title plants. Former FIS received $1.2 million in earnings during 2005 related to this agreement.

Assignment, Assumption and Novation Agreement
     In order to assume the rights and obligations of former FIS under certain agreements that were previously entered into by FNT, the Company entered into an assignment, assumption and novation agreement with former FIS with respect the corporate services agreement and the reverse corporate services agreement. FNT and its relevant subsidiaries have consented to this assignment and assumption arrangement and entered into a novation of each of these agreements with the Company. The consideration for the assumption by the Company of the obligations under the novated corporate services agreements is the assumption by and assignment to the Company of all rights and interests under these agreements and no other consideration will be paid under this agreement.
Title Insurance Agency Agreements
     Five subsidiaries of the Company are parties to separate issuing agency contracts with two subsidiaries of FNT, CTI, and Fidelity National Title Insurance Company, or FNTIC, a California-domiciled title insurer. Under these issuing agency contracts, the subsidiaries act as nonexclusive title agents for CTI and FNTIC in various jurisdictions. For 2005, former FIS’s financial statements reflect related commissions earned of $80.9 million related to these agreements.
Arrangements with FNF
FNF Corporate Services Agreement
     As of the effective date of the business combination, the Company entered into a separate Corporate Services Agreement with FNF, pursuant to which FNF has agreed to provide the Company with corporate and other support services. These services include:
•	senior management services, including the time and attention of its Chief Executive Officer, Chief Financial Officer, and other senior officers;

•	corporate accounting services;

•	corporate finance and mergers and acquisitions services;

•	corporate legal and other related services, including SEC and regulatory reporting, investor relations and communications services;

•	internal auditing services;

•	treasury, cash management, and related services;

•	tax services;

•	risk management and corporate insurance services; and

•	other general administrative and management services.
     The terms and provisions of the FNF Corporate Services Agreement are generally similar to those in the amended and restated corporate services and reverse corporate services agreements between the Company and FNT, except for the services provided by FNF.
Amended and Restated Employee Matters Agreement
     The Amended and Restated Employee Matters Agreement provides for certain employees of the Company to participate in various employee benefit plans and programs sponsored by FNF. Specifically, employees of former FIS, and certain Company employees who are hired after the effective date of the business combination, will be eligible (subject to generally applicable plan limitations and eligibility conditions) to participate in FNF’s 401(k) plan, non-qualified deferred compensation plan, employee stock purchase plan, and its health, dental, disability, and other welfare benefit plans until the Company establishes its own plans. The agreement requires that the Company establish such plans and programs no later than December 31, 2006.
     The agreement requires FNF to provide at least 30 days prior written notice to the Company of any termination or material amendment of the FNF-sponsored plans and precludes FNF from amending the plans in a manner that materially changes the benefits provided to the Company’s employees or the cost of such benefits, without the consent of the Company. The agreement gives the Company the right to terminate the participation of the Company in the FNF-sponsored plans at any time in its discretion upon reasonable notice to FNF.
     Under the Amended and Restated Employee Matters Agreement, as long as the employees of the Company participate in FNF’s plans, the Company will be required to contribute to the plans the cost of its employees’ participation in such plans. Such costs will include, for example, payment of 401(k) matching contributions for the Company’s employees and payment of the employer portion of the cost of health, dental, disability and other welfare benefits provided to the Company’s employees. Contributions by former FIS to FNF’s plans for its employees during the 2005 fiscal year were $82.5 million. The contributions the Company will be required to make in the future to FNF’s plans under the Amended and Restated Employee Matters Agreement depends on factors that cannot be predicted with certainty at this point, such as the level of employee participation and the costs of providing health, dental and other benefits.
Tax Matters Agreement Amendment
     The Tax Matters Agreement provides for the allocation and payment of taxes for periods during which former FIS and FNF were included in the same consolidated group for federal income tax purposes or the same consolidated, combined, or unitary returns for state tax purposes, and various related matters. Under the agreement, former FIS and FNF are limited in their ability to amend returns if the amendment would result in an increase of the tax liability of either party.
     In connection with the business combination, the parties have agreed to amend the Tax Matters Agreement for purposes of clarifying that FNF will indemnify the Company and its subsidiaries (including former FIS) against liability for any taxes allocable to FNF, FNT or any of their respective subsidiaries (other than the Company or any of its subsidiaries) under the Tax Matters Agreement.
Amended and Restated Intellectual Property Cross License Agreement
     Historically, former FIS and its subsidiaries were permitted, as subsidiaries of FNF, to utilize various trademarks, copyrights, trade secrets and know-how, patents, and other intellectual property owned by FNF and its other subsidiaries. Likewise, FNF and its other subsidiaries were permitted to utilize various trademarks, copyrights, trade secrets and know-how, patents and other intellectual property owned by former FIS and its subsidiaries but used by them in the conduct of their business. The cross licenses between the two groups of companies have been preserved in this agreement.
     This agreement governs the respective responsibilities and obligations between the Company and FNF with respect to the applicable intellectual property. The intellectual property licensed by FNF to the Company will include the use of the name “Fidelity National” and the logo widely used by the Company and its subsidiaries. The licenses are also non-exclusive and allow the licensing party to fully utilize its intellectual property, including the granting of licenses to third parties. The licenses to each party are royalty-free with the consideration for each party’s license of its intellectual property being the receipt of a license of the other’s intellectual property. As a result, no payments will be made to the Company or received by the Company under the intellectual property cross license agreement.
Equipment Leases
     We previously leased certain business equipment from FNT. We purchased all of the equipment covered by these leases for $19.4 million on June 1, 2005, and the leases were terminated. In 2005 we paid $5.0 million for these leases prior to their termination.

Registration Rights Agreement with Former FIS Stockholders
     At the closing of the business combination, the Company entered into a registration rights agreement with all of our current shareholders who were stockholders of former FIS immediately prior to the business combination. Under the registration rights agreement, the former FIS stockholders have the right to require the Company to register the shares of Company common stock issued to them in the business combination for resale and the right to participate in registrations that the Company might undertake. The Company will pay all of the former FIS stockholders’ expenses associated with any such registration, except for underwriting discounts or other selling commissions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Billed in Last Two Fiscal Years
     The following table sets forth the fees billed by Ernst & Young for services to the Company in the last two fiscal years.

	Year Ended December 31,
	2004	2005
Audit(1)	$2,003,200	$2,571,742
Audit-Related (2)	173,000	859,180
Tax (3)	62,500	247,790
All Other	—	—

	$2,238,700	$3,678,712

(1)	Audit fees represent fees for professional services provided in connection with the audits of our financial statements and internal control over financial reporting and review of our quarterly financial statements and audit services provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consisted primarily of fees for service auditor reviews, employee benefit plan audits, merger and acquisition due diligence and other accounting consultations.

(3)	Tax fees represent fees for tax planning services, tax advice, foreign income tax compliance services, and acquisition and executive compensation tax consultations.
     On March 13, 2006, the Audit Committee decided to engage KPMG, LLP as FIS’s independent registered public accounting firm for the fiscal year ending December 31, 2006, and chose not to continue the engagement of Ernst & Young after the completion of the audit for the fiscal year ended December 31, 2005.
Approval of Accountants’ Services
     The Audit Committee is responsible for pre-approving all audit and permitted non-audit services provided to Company by its independent registered public accountants. To help fulfill this responsibility, the Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy. Under the policy, all accountants’ services must be pre-approved by the Audit Committee either (1) before the commencement of each service on a case-by-case basis—called “specific pre-approval"—or (2) by the description in sufficient detail in exhibits to the policy of particular services, which the Audit Committee has generally approved, without the need for case-by-case consideration—called “general pre-approval.” Unless a particular service has received general pre-approval, it must receive the specific pre-approval of the Committee, or one of its members to whom the Committee has delegated specific pre-approval authority. The policy describes the audit and audit-related services which have received general pre-approval. These general pre-approvals allow the Company to engage the independent accountants for the enumerated services for individual engagements of no greater than $25,000 in fees. No service other than audit or audit-related services has received general pre-approval. Any engagement of the independent registered public accountants pursuant to a general pre-approval must be reported to the Audit Committee at its next regular meeting. The Audit Committee periodically reviews the services that have received general pre-approval and the associated fee ranges. The policy does not delegate the Audit Committee’s responsibility to pre-approve services performed by the independent registered public accountants to management.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 1, 2006	By:	/s/ Jeffrey S. Carbiener
Jeffrey S. Carbiener
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002