Form 10-Q
period 2006-03-31
Fidelity National Information Services, Inc.
filed 2006-05-10
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-16427

Fidelity National Information Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia	37-1490331
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
601 Riverside Avenue
Jacksonville, Florida	32204
(Address of principal executive offices)	(Zip Code)
(904) 854-8100
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of March 31, 2006, 192,476,015 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2006

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated Balance Sheets
(In thousands)

	March 31, 2006	December 31,
	(Unaudited)	2005
Assets
Current assets:
Cash and cash equivalents	$211,355	$133,152
Trade receivables, net of allowance for doubtful accounts of $27.1 million and $17.9 million, respectively, at March 31, 2006 and December 31, 2005	526,220	427,480
Other receivables	144,210	57,365
Settlement deposits	49,128	—
Settlement receivables	28,671	—
Receivable from related party	—	9,146
Prepaid expenses and other current assets	102,308	58,228
Deferred income taxes	107,258	105,845

Total current assets	1,169,150	791,216

Property and equipment, net of accumulated depreciation and amortization of $211.9 million and $186.8 million, respectively, at March 31, 2006 and December 31, 2005	299,458	220,425
Goodwill	3,710,714	1,787,713
Intangible assets, net of accumulated amortization of $332.5 million and $292.7 million, respectively, at March 31, 2006 and December 31, 2005	1,134,941	508,780
Computer software, net of accumulated amortization of $237.5 million and $208.9 million, respectively, at March 31, 2006 and December 31, 2005	613,626	451,993
Deferred contract costs	212,993	183,263
Investment in common stock and warrants of Covansys	147,540	136,024
Other noncurrent assets	118,360	109,607

Total assets	$7,406,782	$4,189,021

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$452,239	$309,591
Payable to related party	6,387	—
Settlement payables	77,799	—
Current portion of long-term debt	33,590	33,673
Deferred revenues	277,468	254,534

Total current liabilities	847,483	597,798

Deferred revenues	119,451	111,536
Deferred income taxes	413,588	153,193
Long-term debt, excluding current portion	2,894,535	2,530,455
Other long-term liabilities	149,194	88,409

Total liabilities	4,424,251	3,481,391

Minority interest	14,178	13,060

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock $0.01 par value; 600 million shares authorized, 197.4 million and 127.9 million shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,974	1,279
Treasury stock $0.01 par value; 4.95 million shares as of March 31, 2006	(50)	—
Additional paid in capital	2,777,995	545,639
Retained earnings	185,869	156,127
Accumulated other comprehensive earnings (loss)	2,565	(8,475)

Total stockholders’ equity	2,968,353	694,570

Total liabilities and stockholders’ equity	$7,406,782	$4,189,021

See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Earnings
(In thousands, except per share amounts)

	Three month periods ended March 31,
	2006	2005
	(Unaudited)
Processing and services revenues, including $39.4 million and $23.7 million of revenues from related parties for the three month periods ended March 31, 2006 and 2005, respectively	$900,936	$651,580
Cost of revenues, including depreciation and amortization of $83.9 million and $64.8 million for the three month periods ended March 31, 2006 and 2005, respectively, and $0.7 million of expenses to related parties in the three month periods ended March 31, 2006 and 2005	622,337	430,075

Gross profit	278,599	221,505

Selling, general, and administrative expenses, including depreciation and amortization of $12.9 million and $10.9 million, and expenses to related parties of $4.9 million and $13.7 million for the three month periods ended March 31, 2006 and 2005, respectively	145,729	110,556
Research and development costs	28,060	23,936

Operating income	104,810	87,013

Other income (expense):
Interest income	1,891	2,762
Interest expense	(43,268)	(13,421)
Other expense, net	(2,110)	(3,297)

Total other income (expense)	(43,487)	(13,956)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	61,323	73,057
Provision for income taxes	23,487	28,054

Earnings before equity in earnings of unconsolidated entities and minority interest	37,836	45,003
Equity in earnings of unconsolidated entities	1,833	1,238
Minority interest	(311)	(1,645)

Net earnings	$39,358	$44,596

Pro forma net earnings per share — basic	$0.23	$0.35

Pro forma weighted average shares outstanding — basic	169,989	127,920

Pro forma net earnings per share — diluted	$0.23	$0.35

Pro forma weighted average shares outstanding — diluted	172,987	127,920

See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated Statements of Comprehensive Earnings
(In thousands)

	Three month periods
	ended March 31,
	2006	2005
	(Unaudited)
Net earnings	$39,358	$44,596
Other comprehensive earnings (loss):
Unrealized gain on Covansys warrants(1)	7,517	1,266
Unrealized gain on interest rate swaps(2)	2,285	—
Unrealized gain (loss) on foreign currency translation	1,238	(7,645)

Other comprehensive earnings (loss)	11,040	(6,379)

Comprehensive earnings	$50,398	$38,217

(1)	Net of income tax expense of $4.7 million and $0.8 million for the three month periods ended March 31, 2006 and 2005, respectively.

(2)	Net of income tax expense of $1.4 million for the three month periods ended March 31, 2006.
See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

						Accumulated
				Additional		other	Total
	Common	Common	Treasury	Paid in	Retained	comprehensive	Stockholders’
	Shares	Stock	Stock	Capital	Earnings	earnings (loss)	Equity

Balances, December 31, 2005	127,920	$1,279	$—	$545,639	$156,127	$(8,475)	$694,570
Net earnings	—	—	—	—	39,358	—	39,358
Dividends paid	—	—	—	—	(9,616)	—	(9,616)
Exercise of stock options	—	—	10	26,824	—	—	26,834
Tax benefit associated with exercise of stock options	—	—	—	4,263	—	—	4,263
Certegy acquisition	69,507	695	(60)	2,173,311	—	—	2,173,946
Stock-based compensation	—	—	—	27,958	—	—	27,958
Unrealized gain on investments and derivatives, net	—	—	—	—	—	9,802	9,802
Unrealized gain on foreign currency translation	—	—	—	—	—	1,238	1,238

Balances, March 31, 2006	197,427	$1,974	$(50)	$2,777,995	$185,869	$2,565	$2,968,353

See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Cash Flows
(In thousands)

	Three month periods ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$39,358	$44,596
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,795	75,740
Gain on sale of assets	(1,043)	—
Loss on Covansys warrants	—	4,400
Stock-based compensation	27,958	4,022
Deferred income taxes	(6,240)	(14,334)
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in trade receivables	(50,033)	(21,356)
Net decrease in prepaid expenses and other assets	99,898	22,020
Net increase in deferred contract costs	(39,962)	(21,585)
Net decrease in accounts payable, accrued liabilities, deferred revenue, and other liabilities	(68,302)	(15,330)

Net cash provided by operating activities	98,429	78,173

Cash flows from investing activities:
Additions to property and equipment	(27,852)	(9,057)
Additions to capitalized software	(41,412)	(32,955)
Acquisitions, net of cash acquired	125,333	—

Net cash provided by (used in) investing activities	56,069	(42,012)

Cash flows from financing activities:
Borrowings	180,000	2,785,200
Debt service payments	(277,776)	(310,000)
Capitalized debt issuance costs	—	(33,540)
Sale of stock, net of transactions costs	—	454,336
Dividends paid	(9,616)	(2,700,000)
Stock options exercised	26,834	—
Income tax benefit from exercise of stock options	4,263	—
Net distribution to FNF	—	1,271

Net cash (used in) provided by financing activities	(76,295)	197,267

Net increase in cash and cash equivalents	78,203	233,428
Cash and cash equivalents, beginning of year	133,152	190,888

Cash and cash equivalents, end of year	$211,355	$424,316

Cash paid for interest	$47,937	$2,624

Cash paid for taxes	$11,789	$7,329

See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited)
(1) Basis of Presentation
     Fidelity National Information Services, Inc. (“FIS” or the “Company”) is a leading provider of technology solutions, processing services, and information-based services to the financial services industry. The Company’s formation began in early 2004 and was substantially completed on March 8, 2005, when all the entities, assets and liabilities that are included in these Consolidated and Combined Financial Statements were organized under one legal entity. The formation was accomplished through the contribution of entities and operating assets and liabilities to a newly formed subsidiary of Fidelity National Financial, Inc. and subsidiaries (“FNF”). The Consolidated and Combined Financial Statements included herein reflect the historical financial position, results of operations and cash flows of the businesses included in the formation. On February 1, 2006, the Company completed the Merger with Certegy, Inc. (the “Merger”) (note 4) which was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of Certegy. The results of operations are only included since the acquisition date.
     As a result of the Merger, each outstanding share of FIS common stock was exchanged for 0.6396 shares of common stock of Certegy, which has a par value of $0.01 per share. All share and per share amounts disclosed in these financial statements and footnotes for periods prior to February 1, 2006 are presented as converted by the exchange ratio used in the Merger.
     Shortly after consummating the Merger, the Company implemented a new organizational structure, which resulted in the formation of new operating segments beginning with the reporting of results for the first quarter of 2006 (note 16). Effective as of February 1, 2006, the Company’s reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This structure reflects how the businesses are managed consistent with the new operating structure adopted following the Merger. The primary components of the TPS segment, which includes Certegy’s former reportable segments of Card and Check Services and the financial institution processing businesses of FIS’s former Financial Institution Software and Services segment (Enterprise Solutions, Integrated Financial Solutions, and international operations.) The primary components of the LPS segment are Mortgage Processing and Origination Services, which include the mortgage lender processing component of FIS’s former Financial Institution Software and Services segment, and FIS’s former Lender Services, Default Management, and Information Services segments.
     The unaudited financial information included in this report includes the accounts of FIS prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 5 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(2) Summary of Significant Accounting Policies
     The following describes the significant accounting policies of the Company which have been followed in preparing the accompanying Consolidated and Combined Financial Statements.
          (a) Principles of Consolidation and Combination and Basis of Presentation
     Prior to March 9, 2005, the historical financial statements of the Company were presented on a combined basis. Beginning March 9, 2005, after all the assets and liabilities of the Company were formally contributed to the holding company, the historical financial statements of the Company have been presented on a consolidated basis for financial reporting purposes. The accompanying unaudited Consolidated and Combined Financial Statements include those assets, liabilities, revenues, and expenses directly attributable to FIS’s operations and, prior to March 9, 2005, allocations of certain FNF corporate assets, liabilities and expenses to FIS.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     All significant intercompany profits, transactions and balances have been eliminated in consolidation or combination. The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered.
     The Company’s investments in less than 50% owned partnerships and affiliates are accounted for using the equity method of accounting.
     All dollars presented in the accompanying Consolidated and Combined Financial Statements (except per share amounts) are in thousands unless indicated otherwise.
          (b) Transactions with Related Parties
     The Company has historically conducted business with FNF and its majority-owned subsidiary, Fidelity National Title Group, Inc. (“FNT”). In March 2005, in connection with the recapitalization and sale of equity interest (see note 3), the Company entered into various agreements with FNF and FNT under which the Company will continue to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with FNF under which FNF and FNT will continue to provide corporate services to the Company. On February 1, 2006, in connection with the closing of the Certegy Merger (see note 4), many of these agreements were amended and restated. The amended and restated agreements are based substantially on the same versions of the agreements that were originally executed in March 2005. A summary of these agreements is as follows:
•	Agreement to provide data processing services. This arrangement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and FNT. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years with an option to renew for one or two additional years.

•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which the Company will be paid for maintaining, managing and updating title plants owned by FNT’s title underwriters in certain parts of the country. This business requires, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sells property information to title underwriters which are subsidiaries of FNT as well as to various unaffiliated customers. In the case of the maintenance agreement, the Company will be responsible for the costs of keeping the title plant assets current and functioning and in return will receive the revenue generated by those assets. The Company will pay FNT a royalty fee of 2.5% to 3.75% of the revenues received. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter).

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company will be paid for providing software development and services to FNT which consist of developing software for use in the title operations of FNT.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNT, which consist primarily of data services required by the title insurance operations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
•	Agreements by FNF and FNT to provide corporate services to the Company. These agreements provide for FNF and FNT to continue to provide general management, accounting, treasury, tax, finance, legal, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate support to the Company. The pricing of these services will be at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF or FNT in providing such services based on estimates that FNF, FNT and the Company believe to be reasonable.

•	Licensing, leasing and cost sharing agreements. These agreements provide for the reimbursement of certain amounts to FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies by the Company on behalf of title insurance underwriters owned by FNT and subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $18.8 million and $18.3 million for the three month period ended March 31, 2006 and 2005, respectively, representing commissions on title insurance policies written by the Company on behalf of title insurance subsidiaries of FNT. These commissions are equal to 88% of the total title premium from title policies that the Company places with subsidiaries of FNT. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNT issue as part of the foreclosure process on a defaulted loan.
     A detail of related party items included in revenues and expenses is as follows (in millions):

	Three month period ended
	March 31,
	2006	2005
Data processing services revenue	$16.9	$11.6
Title plant information revenue	12.2	6.6
Software revenue	7.4	2.8
Other real-estate related services	2.9	2.7

Total revenue	39.4	23.7

Title plant royalty expense	0.7	0.7
Rent expense	—	2.8
Corporate services	2.4	7.6
Licensing, leasing and cost sharing agreement	2.5	3.3

Total expenses	5.6	14.4

Total net impact of related party transactions	$33.8	$9.3

     The Company believes the amounts earned from or charged by FNF and/or FNT to the Company under each of the foregoing service arrangements are fair and reasonable. Although the 88% commission rate on title insurance policies was set without negotiation, the Company believes it is consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with title plant management, the Company charges FNT title insurers for title information at approximately the same rates it and other similar vendors charge unaffiliated title insurers. The Company’s IT infrastructure support and data center management services to FNF and FNT is priced within the range of prices the Company offers to third parties.
          (c) Cash and Cash Equivalents
     For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
          (d) Fair Value of Financial Instruments
     The fair values of financial instruments, which include trade receivables and long-term debt, approximate their carrying values. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company intends to hold such instruments to maturity. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps, warrants and several put and call options relating to certain majority-owned subsidiaries (see note 2(e)).
          (e) Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended. During 2005, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair value of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in other non-current assets and or other long term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan B facility. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
     The Company also owns warrants to purchase additional shares of common stock of Covansys Corporation. From September 2004 (the date of initial purchase of Covansys stock and warrants) until March 25, 2005, the Company accounted for the warrants under SFAS No. 133. Under the provisions of SFAS No. 133, the warrants were considered derivative instruments and were recorded at a fair value of approximately $23.5 million on the date of acquisition. During the first quarter of 2005, the Company recorded a loss of $4.4 million on the decrease in fair value of the warrants through March 25, 2005 which is reflected in the Consolidated and Combined Statement of Earnings in other income and expense. On March 25, 2005, the terms of the warrants were amended to add a mandatory holding period subsequent to exercise of the warrants and eliminate a cashless exercise option available to the Company such that the accounting for the investment in the warrants is now governed by the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and changes in the fair value of the warrants are recorded in other comprehensive earnings.
          (f) Trade Receivables, net
     A summary of trade receivables, net, at March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Trade receivables — billed	$439,606	$348,031
Trade receivables — unbilled	113,708	97,392

Total trade receivables	553,314	445,423
Allowance for doubtful accounts	(27,094)	(17,943)

Total trade receivables, net	$526,220	$427,480

     Settlement Deposits, Receivables, and Payables. Since the Merger with Certegy on February 1, 2006, the Company records settlement receivables and payables that result from timing differences in the Company’s settlement process with merchants, financial institutions, and credit card associations related to merchant and card transaction processing and third-party check collections. Cash held by FIS associated with this settlement process is classified as settlement deposits in the Consolidated Balance Sheets.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The Company has a $100 million unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. This facility has a term of 364 days and is renewed annually. There were no amounts outstanding under this facility at March 31, 2006.
          (g) Other receivables
     Other receivables represent amounts due from consumers related to deferred debit processing services offered in Australia and the U.K, amounts due from financial institutions for the settlement of transactions in our cash access business, and fees due from financial institutions related to our property exchange facilitation business.
          (h) Goodwill
     Goodwill represents the excess of cost over fair value of identifiable net assets acquired and liabilities assumed in business combinations. SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”) requires that intangible assets with estimable lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No 142 and SFAS No. 144 also provide that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company measures for impairment on an annual basis during the fourth quarter using a September 30th measurement unless circumstances require a more frequent measurement.
          (i) Long-lived Assets
     SFAS No. 144 requires that long-lived assets and intangible assets with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset.
          (j) Intangible Assets
     The Company has intangible assets which consist primarily of customer relationships and are recorded in connection with acquisitions at their fair value based on the results of valuations by third parties. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates up to a ten-year period. Intangible assets with estimated useful lives are reviewed for impairment in accordance with SFAS No. 144 while intangible assets that are determined to have indefinite lives are reviewed for impairment at least annually in accordance with SFAS No. 142.
          (k) Computer Software
     Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over a 3-year period and software acquired in business combinations is recorded at its fair value and amortized using straight-line and accelerated methods over their estimated useful lives, ranging from five to ten years.
     Capitalized software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), or with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), are expensed as incurred. Software development costs are

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
amortized on a product-by-product basis commencing on the date of general release of the products (for SFAS No. 86 software) and the date placed in service for purchased software (for SOP No. 98-1 software). Software development costs (for SFAS No. 86 software) are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life.
          (l) Deferred Contract Costs
     Costs on software sales and outsourced data processing and application management arrangements, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of a contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and are primarily associated with installation of systems/processes and data conversion.
     In the event indications exist that a deferred contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term and compared to the unamortized deferred contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s net realizable value, including any termination fees provided for under the contract, in the period such a determination is made.
          (m) Property and Equipment
     Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method based on the estimated useful lives of the related assets: thirty years for buildings and three to seven years for furniture, fixtures and computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the initial term of the applicable lease or the estimated useful lives of such assets.
          (n) Income Taxes
     Through March 8, 2005, the Company’s operating results were included in FNF’s Consolidated U.S. Federal and State income tax returns. The provision for income taxes in the Consolidated and Combined Statements of Earnings is made at rates consistent with what the Company would have paid as a stand-alone taxable entity in those periods. Beginning on March 9, 2005, The Company became its own tax paying entity. The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, are reflected in the consolidated and combined financial statements in the period enacted.
          (o) Revenue Recognition
     The following describes the Company’s primary types of revenues and its revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers. The Company enters into arrangements with customers to provide services, software and software related services such as post-contract customer support and implementation and training either individually or as part of an integrated offering of multiple products and services. These products and services occasionally include offerings from more than one segment to the same customer. The revenues for services provided under these multiple element arrangements are recognized in accordance with the applicable revenue recognition accounting principles as further described below.
     In its TPS business, the Company recognizes revenues relating to bank processing and credit and debit card processing services along with software licensing and software related services. Several of the Company’s contracts include a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, post-contract customer support and application management. In some cases, these services are offered in combination with one another and in other cases the Company offers them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The substantial majority of the revenues in the TPS business are from outsourced data processing, credit and debit card processing, and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenues and costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. The Company evaluates these deferred contract costs for impairment in the event any indications of impairment exist.
     In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.
     If all of the products and services are software related products and services as determined under AICPA’s SOP 97-2 Software Revenue Recognition (“SOP 97-2”), and SOP 98-9 Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”) the Company applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.
     The Company recognizes software license and post-contract customer support fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP No. 97-2 and SOP No. 98-9. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence (“VSOE”) has been established for each element or for any undelivered elements. The Company determines the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. If the arrangement is subject to accounting under SOP No. 97-2, VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. The Company records deferred revenue for all billings invoiced prior to revenue recognition.
     With respect to a small percentage of revenues, the Company uses contract accounting, as required by SOP No. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in trade receivables. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     In its LPS business, the Company recognizes revenues relating to mortgage processing services, loan facilitation services, default management services, and property data-related services. Mortgage processing arrangements are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Loan facilitation services primarily consist of centralized title agency and closing services for various types of lenders. Default management services assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Property data or data-related services principally include appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenues derived from these services are recognized as the services are performed in accordance with SAB No. 104 as described above. Revenues relating to loan facilitation services are typically recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided.
     In addition, the Company’s flood and tax units provide various services including life-of-loan-monitoring services. Revenue for life-of-loan services is deferred and recognized ratably over the estimated average life of the loan service period, which is determined based on the Company’s historical experience and industry data. The Company evaluates its historical experience on a periodic basis, and adjusts the estimated life of the loan service period prospectively.
     Revenue derived from software and service arrangements included in the lender processing services segment is recognized in accordance with SOP No. 97-2 as discussed above.
          (p) Stock-Based Compensation Plans
     Certain FIS employees are participants in the Fidelity National Information Services, Inc. 2005 Stock Incentive Plan, which provides for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Also, certain FIS employees are participants in FNF’s stock-based compensation plans. Through the acquisition of Certegy, the Company adopted the Certegy stock incentive plans, which also allow for the granting of the stock-based awards. All of the outstanding awards as of January 31, 2006 under Certegy’s plans were vested prior to the Merger.
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). Under the fair-value method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $28.0 million and $4.0 million for the three month periods ended March 31, 2006 and 2005, respectively, which is included in selling, general, and administrative expense in the Consolidated and Combined Statements of Earnings. The period ended March 31, 2006 included stock compensation expense of $24.1 million relating to the FIS performance based options granted on March 9, 2005 for which the performance and market criteria for vesting were met during the quarter. There was no material impact of adopting SFAS No. 123R as all options related to the Company’s employees from FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS 123 or SFAS 123R.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table illustrates the effect on net earnings for the three month period ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards held by FIS employees including those that were issued prior to the adoption of SFAS 123 (in thousands):

Three month periods ended
March 31, 2005

Net earnings, as reported	$44,596
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	2,662
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(2,728)

Pro forma net earnings	$44,530

Earnings per share:
Basic — as reported	$0.35

Basic — pro forma	$0.35

Diluted — as reported	$0.35

Diluted — pro forma	$0.35

          (q) Foreign Currency Translation
     The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statement of Equity and are excluded from net earnings. Realized gains or losses resulting from other foreign currency transactions are included in other income (expense) and are insignificant in the three month periods ended March 31, 2006 and 2005.
          (r) Management Estimates
     The preparation of these Consolidated and Combined Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     Since the Merger with Certegy, the Company recognizes a reserve for estimated losses related to its card issuing business based on historical experience and other relevant factors. The Company records estimates to accrue for losses resulting from transaction processing errors by utilizing a number of systems and procedures in order to minimize such transaction processing errors. Card processing loss reserves are primarily determined by performing a historical analysis of loss experience and considering other factors that could affect that experience in the future. Such factors include the general economy and the credit quality of customers. Once these factors are considered, the Company assesses the reserve adequacy by comparing the recorded reserve to the estimated amount based on an analysis of the current trend changes or specific anticipated future events. Any adjustments are charged to costs of services. These card processing loss reserve amounts are subject to risk that actual losses may be greater than estimates.
     In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of our check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. Once these factors are considered, the Company establishes a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates.
          (s) Unaudited Proforma Net Earnings per Share
     Unaudited pro forma net earnings per share is calculated for all periods presented using the 200 million shares of FIS outstanding following its recapitalization on March 9, 2005, as adjusted by the exchange ratio of 0.6396 (127.9 million shares) for the Merger with Certegy Inc. on February 1, 2006 (see Note 4). The basic weighted average shares and common stock equivalents for the three month periods ended March 31, 2006 only include the shares and options that were previously outstanding at Certegy from February 1, 2006 through March 31, 2006. If these shares and options had been outstanding for the entire quarter, basic weighted average shares outstanding would have been approximately 191.8 million, common stock equivalents would have been 3.3 million and weighted average shares on a diluted basis would have been 195.1 million.

	Three month periods ended
	March 31,
	2006	2005
Basic and diluted net earnings	$39,358	$44,596

Proforma weighted average shares outstanding — basic	169,989	127,920
Plus: Common stock equivalent shares assumed from conversion of options	2,998	—

Proforma weighted average shares outstanding — diluted	172,987	127,920

Proforma basic net earnings per share	$0.23	$0.35

Proforma diluted net earnings per share	$0.23	$0.35

(3) Recapitalization of FIS and Sale of Equity Interest
     On March 9, 2005, the recapitalization of FIS was completed through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”). The Company fully drew upon the entire $2.8 billion in Term Loan Facilities to complete the recapitalization while the Revolver remained undrawn at the closing. The current interest rate on the Term Loan A Facility and the Term Loan B Facility is LIBOR plus 1.50% (6.22% at March 31, 2006) and LIBOR plus 1.75% (6.47% at March 31, 2006). Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders which provided the new senior credit facilities.
     The sale of the equity interest was accomplished through FIS selling a 25 percent equity interest to an investment group led by Thomas H. Lee Partners (THL) and Texas Pacific Group (TPG). The Company issued a total of 32 million shares of common stock of FIS (as converted for the Merger) to the investment group for a total purchase price of $500 million. A new Board of Directors was created at FIS, with William P. Foley, II, current Chairman and Chief Executive Officer of FNF, serving as Chairman and Chief Executive Officer of FIS. FNF appointed four additional members to the FIS Board of Directors, while each of THL and TPG appointed two directors. On February 1, 2006 the Company completed its Merger with Certegy and further changes were made to the Board of Directors and Lee Kennedy was appointed President and CEO of FIS (see note 4). The following steps were undertaken to consummate the recapitalization plan and equity interest sale. On March 8, 2005, the Company declared and paid a $2.7 billion dividend to FNF in the form of a note. On March 9, 2005, the Company borrowed $2.8 billion under its new senior credit facilities and then paid FNF $2.7 billion, plus interest in repayment of the note. The equity interest sale was then closed through the payment of $500 million from the investment group led by THL and TPG to the Company. The Company then repaid approximately $410 million outstanding under its November 8, 2004 credit facility. Finally, the Company paid all expenses related to the transactions. These expenses totaled $79.2 million, consisting of $33.5 million in financing fees and $45.7 million in fees relating to the equity interest sale, including placement fees payable to the investors.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(4) Acquisitions
     The results of operations and financial position of the entities acquired during the three month periods ended March 31, 2006 are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on third party valuations with any excess cost over fair value being allocated to goodwill. There were no significant acquisitions completed during the three month periods ended March 31, 2005.
Certegy Inc.
     On September 14, 2005, the Company entered into a definitive merger agreement with Certegy under which the Company and Certegy combined operations to form a single publicly traded company called Fidelity National Information Services, Inc. (NYSE:FIS). Certegy, prior to the merger, was a payment processing company headquartered in St. Petersburg, Florida. On January 26, 2006, Certegy’s shareholders approved the Merger which was subsequently consummated on February 1, 2006.
     As a result of the Merger, the Company is one of the largest providers of processing services to U.S. financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and lending services. It is able to offer a diversified product mix, and management believes that it will benefit from the opportunity to cross-sell products and services across the combined customer base and from the expanded international presence and scale. Management also expects to achieve cost synergies in, among other things, corporate overhead, compensation and benefits, technology, vendor management and facilities.
     Under the terms of the merger agreement, the Company was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all of the Company’s outstanding stock was converted into Certegy common stock. As a result of the Merger:
•	The Company’s pre-merger shareholders owned approximately 67.4% of the Company’s outstanding common stock immediately after the Merger; while Certegy’s pre-merger shareholders owned approximately 32.6%,

•	FNF itself now owns approximately 50.7% of the Company’s outstanding common stock, and

•	The Company’s board of directors was reconstituted so that a majority of the board now consists of directors designated by the Company’s stockholders.
     In connection with the Merger, Certegy amended its articles of incorporation to increase the number of authorized shares of capital stock from 400 million shares to 800 million shares, with 600 million shares being designated as common stock and 200 million shares being designated as preferred stock. Additionally, Certegy amended its stock incentive plan to increase the total number of shares of common stock available for issuance under the current stock incentive plan by an additional 6 million shares, and to increase the limits on the number of options, restricted shares, and other awards that may be granted to any individual in any calendar year. These changes were approved by Certegy’s shareholders on January 26, 2006.
     As part of the Merger transaction, Certegy declared a $3.75 per share special cash dividend that was paid to Certegy’s pre-merger shareholders. This dividend, totaling $236.6 million, was paid by Certegy at the consummation of the Merger.
     Generally accepted accounting principles in the U.S. require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. The Company has been designated as the accounting acquirer because immediately after the Merger its shareholders held more than 50% of the common stock of the Company. As a result, the Merger has been accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, the Company will be considered the acquiring entity and Certegy will be considered the acquired entity for financial reporting purposes. The financial statements of the combined company after the Merger reflect the Company’s financial results on a historical basis and include the results of operations of Certegy from February 1, 2006.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The purchase price was based on the number of outstanding shares of common stock of Certegy on February 1, 2006, the date of consummation of the Merger, valued at $33.38 per share (which was the average of the trading price of Certegy common stock two days before and two days after the announcement of the Merger on September 15, 2005 of $37.13, less the $3.75 per share special dividend declared prior to closing). The purchase price also included an estimated fair value of Certegy’s stock options and restricted stock units outstanding at the transaction date.
     The total purchase price is as follows (in millions):

Value of Certegy’s common stock	$2,121.0
Value of Certegy’s stock options	54.2
FIS’s estimated transaction costs	5.9

$2,181.1

     The purchase price has been allocated to Certegy’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of February 1, 2006. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation is as follows (in millions):

Cash	$376.3
Trade and other receivables	241.7
Land, buildings, and equipment	73.9
Other assets	142.1
Computer software	143.6
Intangible assets	657.5
Goodwill	1,906.6
Liabilities assumed	(1,360.6)

Total purchase price	$2,181.1

     The allocation of the purchase price to intangible assets, including computer software, is based on studies and valuations that are currently being finalized. Such purchase accounting adjustments may be refined as additional information becomes available.
     The following table summarizes the liabilities assumed in the Merger (in millions):

Notes payable and capital lease obligations	$222.8
Deferred income taxes	281.3
Dividends payable	236.6
Dividend bridge loan	239.0
Liabilities associated with pension, SERP, and postretirement benefit plans	33.5
Estimated severance payments to certain Certegy employees	10.0
Estimated employee relocation and facility closure costs	9.3
Other merger related	28.0
Other operating liabilities	300.1

$1,360.6

     In connection with the Merger, the Company announced that it will terminate and settle the Certegy U.S. Retirement Income Plan (pension plan). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The final settlement will not occur until after an IRS determination has been obtained, which is expected to be received in 2007. In addition to the pension plan obligation, the Company assumed liabilities for Certegy’s Supplemental Executive Retirement Plan (“SERP”) and Postretirement Benefit Plan. The total liability recorded as part of the purchase price allocation related to all three plans, net of the fair value of plan related assets, was $33.5 million.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The Company has evaluated certain lease agreements and vendor arrangements of Certegy. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company. Modification to the amounts recorded related to the closure of duplicate facilities, employee relocation, or vendor contract terminations could result in changes in the assumed liabilities and goodwill in subsequent periods, though any changes are not expected to be significant.
     Also, the Merger triggered the performance criteria relating to FIS’s performance stock option grant made in March 2005 and these awards vested when the trading value of the Company’s stock remained above $31.27 for 45 consecutive trading days following the Merger. As a result, the Company recorded a charge of $24.1 million in the first quarter of 2006 and will record an additional $0.4 million in the second quarter of 2006 relating to these options that became fully vested on April 7, 2006.
Kordoba
     On September 30, 2005, the Company completed a step acquisition and acquired the remaining 25.1% of KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, or Kordoba, a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG (Siemens). The original purchase of the 74.9% was completed September 30, 2004. The total acquisition price was $163.2 million in cash (which includes $39.7 million for the minority interest purchase). The Company recorded the Kordoba acquisition based on its proportional share of the fair value of the assets acquired and liabilities assumed on the purchase date.
     The assets acquired and liabilities assumed in the Kordoba acquisition (including the 25.1% minority interest acquisition) were as follows (in thousands):

Tangible assets	$122,938
Computer software	34,039
Intangible assets	35,372
Goodwill	105,664
Liabilities assumed	(134,767)

Total purchase price	$163,246

     Selected unaudited pro forma combined results of operations for the three month periods ended March 31, 2006 and 2005, assuming the Certegy Merger and the Kordoba minority interest acquisition had occurred as of January 1, 2005, and using actual general and administrative expenses prior to the acquisition are set forth below (in thousands):

	Three month periods ended March 31,
	2006	2005
Total revenue	$993,851	$914,038
Net earnings	$(6,873)	$54,293
Pro forma earnings per share — basic	$(0.04)	$0.29
Pro forma earnings per share — diluted	$(0.04)	$0.28
     The March 31, 2006 pro forma results include pretax merger related costs recorded in January 2006 by Certegy of $79.7 million and a pretax charge of $24.1 million related to FIS performance-based stock compensation.
Other Transactions:
Banco Bradesco S.A. and Banco ABN AMRO Real
     On March 28, 2006, the Company signed a definitive agreement to form a joint venture company with Banco Bradesco S.A. and Banco ABN AMRO Real to provide comprehensive, fully outsourced credit and prepaid card processing services to Brazilian card issuers. This joint venture will position the Company as the leading third-party card processor in Brazil. The Company will make investments of approximately $100 million through 2008, including $25 million in 2006, and will transfer ownership of its existing Brazilian card operation to the new joint

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
venture. The formation of the joint venture will be substantially completed during the second quarter of 2006, after which the Company will hold a 51% majority ownership position. This joint venture is consolidated into the Company’s financial statements in accordance with certain provisions of FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).
     FastFunds
     On February 1, 2006, the Company acquired certain assets of FastFunds, and its wholly-owned subsidiary Chex Services for $14.0 million in cash. FastFunds, through Chex Services, provides comprehensive cash access services including check cashing, automated teller machine access, and credit and debit card cash advance services to approximately 50 casinos in the U.S., Canada and the Caribbean.
(5) Investment in Covansys Corporation
     On September 15, 2004, FNF acquired 11 million shares of common stock and warrants to purchase 4 million additional shares of Covansys Corporation (Covansys), a publicly traded U.S. based provider of application management and offshore outsourcing services with India based operations for $121.0 million in cash. FNF subsequently contributed the common stock and warrants to the Company which resulted in the Company owning approximately 29% of the common stock of Covansys. The Company accounts for the investment in common stock using the equity method of accounting and, until March 24, 2005, accounted for the warrants under SFAS No. 133. Under SFAS No. 133, the warrants were considered derivative instruments and were recorded at a fair value of approximately $23.5 million on the date of acquisition. On March 25, 2005, the terms of the warrants were amended to add a mandatory holding period subsequent to exercise of the warrants and eliminate a cashless exercise option available to the Company. Following these amendments, the accounting for the warrants is now governed by the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and changes in the fair value of the warrants are recorded through equity in other comprehensive earnings.
     An unaudited summary consolidated balance sheet of Covansys for March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Current assets	$210,177	$204,637
Property and equipment	33,954	36,656
Goodwill	22,056	21,893
Other assets	9,913	8,075

Total assets	$276,100	$271,261

Current liabilities	$56,943	$59,727
Other liabilities	3,388	3,674
Shareholders’ equity	215,769	207,860

Total liabilities and shareholders’ equity	$276,100	$271,261

     An unaudited summary income statement for Covansys for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands):

	Three month periods ended March 31,
	2006	2005
Revenue	$109,776	$104,273
Net income	$4,957	$8,057

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(6) Property and Equipment
     Property and equipment as of March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Land	$20,806	$9,235
Buildings	106,024	90,031
Leasehold improvements	45,481	33,779
Computer equipment	264,086	212,790
Furniture, fixtures, and other equipment	74,919	61,435

	511,316	407,270
Accumulated depreciation and amortization	(211,858)	(186,845)

	$299,458	$220,425

     Depreciation and amortization expense on property and equipment amounted to $23.5 million and $15.7 million for the three month periods ended March 31, 2006 and 2005, respectively.
     The Company, through the Merger with Certegy (note 4), is the tenant of certain real property located in St. Petersburg, Florida (the “Florida Leased Property”) pursuant to the terms of a synthetic lease agreement entered into by Certegy on December 30, 1999 (the “Florida Lease”) with a variable interest entity (the “VIE”), as landlord. The term of the Florida Lease expires on September 17, 2009, but can be renewed through September 17, 2014. In accordance with certain provisions of FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), the value of the property, equipment and debt related to the VIE is included in the Company’s consolidated balance sheet at the fair value on the date of acquisition. At March 31, 2006, the value of the property and equipment related to the VIE which is included in the Consolidated Balance Sheet was $27.8 million, net of accumulated depreciation.
(7) Goodwill
     Changes in goodwill, net of purchase accounting adjustments, during the three month periods ended March 31, 2006 are summarized as follows (in thousands):

	Transaction	Lender
	Processing	Processing
	Services	Services	Total
Balance, December 31, 2005	$706,432	$1,081,281	$1,787,713
Goodwill acquired during 2006	1,923,001	—	1,923,001

Balance, March 31, 2006	$2,629,433	$1,081,281	$3,710,714

(8) Intangible Assets
     Intangible assets, as of March 31, 2006, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$1,226,815	$332,462	$894,353
Trademarks	240,588	—	240,588

	$1,467,403	$332,462	$1,134,941

     Intangible assets, as of December 31, 2005, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$756,403	$292,731	$463,672
Trademarks	45,108	—	45,108

	$801,511	$292,731	$508,780

     Amortization expense for intangible assets with definite lives was $39.8 million and $34.8 million for the three month periods ended March 31, 2006 and 2005, respectively. Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(9) Computer Software
     Computer software as of March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Software from business acquisitions	$470,880	$327,346
Capitalized software development costs	305,949	264,537
Purchased software	74,256	69,040

Computer software	851,085	660,923
Accumulated amortization	(237,459)	(208,930)

Computer software, net of accumulated amortization	$613,626	$451,993

     Amortization expense for computer software was $23.3 million and $23.4 million for the three month periods ended March 31, 2006 and 2005, respectively.
(10) Deferred Contract Costs
     A summary of deferred contract costs as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Installations and conversions in progress	$57,665	$48,574
Installations and conversions completed, net	128,250	116,381
Other, net	27,078	18,308

Total deferred contract costs	$212,993	$183,263

     Amortization of deferred contract costs was $10.2 million and $1.8 million for the three month periods ended March 31, 2006 and 2005, respectively.
(11) Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities as of March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Salaries and incentives	$65,572	$96,492
Accrued benefits	31,201	24,346
Trade accounts payable	74,802	43,648
Accrued merger related costs	40,851	—
Accrued foreign trade and sales tax	3,953	25,868
Other accrued liabilities	235,860	119,237

	$452,239	$309,591

(12) Long-Term Debt
     Long-term debt as of March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (6.47% at March 31, 2006), 0.25% quarterly principal amortization, due March 2013	$1,755,000	$1,760,000
Term Loan A Facility, secured, interest payable at LIBOR plus 1.50% (6.22% at March 31, 2006), 0.25% quarterly principal amortization, due March 2011	792,000	794,000
Unsecured notes, net of discount, interest payable semiannually at 4.75%, due September 2008	194,246	—
Revolving credit facility, secured, interest payable at LIBOR plus 1.50% (6.33% at March 31, 2006) unused portion of $250,000	150,000	—
Other promissory notes with various interest rates and maturities	36,879	10,128

	2,928,125	2,564,128
Less current portion	(33,590)	(33,673)

Long-term debt, excluding current portion	$2,894,535	$2,530,455

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     On March 9, 2005, the Company entered into a Credit Agreement with Bank of America, as Administrative Agent and other financial institutions (the “Credit Agreement”).
     The Credit Agreement replaced a $500 million Revolving Credit Agreement, dated as of November 8, 2004, among the Company, as borrower, and Wachovia Bank, National Association, as Administrative Agent and Swing Line Lender, (the “Wachovia Credit Agreement”), which was repaid and terminated on March 9, 2005. On the date of its termination, approximately $410 million was outstanding under the Wachovia Credit Agreement and no early termination penalties were incurred.
     The Credit Agreement provides for an $800 million six-year term facility (“Term A Loans”), a $2.0 billion eight-year term facility (“Term B Loans”) and a $400 million revolving credit facility (“Revolving Credit Facility”) maturing on the sixth anniversary of the closing date. The term facilities were fully drawn on the closing date while the revolving credit facility was undrawn on the closing date. The Company has provided an unconditional guarantee of the full and punctual payment of the obligations under the Credit Agreement and related loan documents.
     Under the terms of the Credit Agreement, the Company has granted a first priority (subject to certain exceptions) security interest in substantially all of its personal property, including shares of stock and other ownership interests.
     Through the Merger with Certegy, the Company has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized on a straight-line basis over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15.
     Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity of the Revolving Credit Facility. The term facilities are subject to quarterly amortization of principal in equal installments of 0.25% of the principal amount with the remaining balance payable at maturity. In addition to the scheduled amortization, and with certain exceptions, the term loans are subject to mandatory prepayment from excess cash flow, issuance of additional equity and debt and certain sales of assets. Voluntary prepayments of both the term loans and revolving loans and commitment reductions of the Revolving Credit Facility under the Credit Agreement are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the Company’s option, either the British Bankers Association LIBOR or a base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the performance of the Company. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the Company’s option, a base rate plus 0.75% per annum.
     The credit facilities contain affirmative, negative, and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments and capital expenditures, a minimum interest coverage ratio, and a maximum secured leverage ratio. The Company’s management believes that the Company is in compliance with all covenants related to credit agreements at March 31, 2006.
     On April 11, 2005, the Company entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350 million of the Term Loan B Facility. The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133. The estimated fair value of the cash flow hedges results in an asset to the Company of $7.5 million and $5.2 million, as of March 31, 2006 and December 31, 2005, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan B Facility. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     Principal maturities for the remaining nine months ending December 31, 2006 and the twelve months of each of the following years and thereafter are as follows (in thousands):

2006	$25,193
2007	52,932
2008	228,000
2009	28,000
2010	28,000
Thereafter	2,566,000

$2,928,125

(13) Commitments and Contingencies
Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies and the current challenging legal environment faced by large corporations.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In the Company’s experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, the Company may experience.

•	The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the Company’s overall financial condition.
     The Company, together with FNF and certain of its employees were named on March 6, 2006 as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”), a Chinese company that formerly acted as a sales agent for Alltel Information Services (“AIS”).
     Grace originally filed a lawsuit in December 2004 in state court in Monterey County, California, alleging that FIS breached the sales agency agreement between Grace and AIS by failing to pay Grace commissions on certain contracts in 2001 and 2003. However, the 2001 contracts were never completed and the 2003 contracts, as to which Grace provided no assistance, were for a different project and were executed one and one-half years after FIS terminated the sales agency agreement with Grace. In addition to its breach of contract claim, Grace also alleged that FNF violated the Foreign Corrupt Practices Act (FCPA) in its dealings with a bank customer in China. FNF denied Grace’s allegations in this California lawsuit.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum, which decision Grace appealed on February 10, 2006. Further, on March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida arising from the same transaction, and added an additional allegation to its complaint that FNF violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. FNF and its subsidiaries intend to defend this case vigorously. On March 7, 2006, FNF filed its motion to dismiss this lawsuit, and on March 27, 2006, FNF filed an answer denying Grace’s underlying allegations and counterclaiming against Grace for tortuous interference and abuse of process.
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
     On July 15, 2004, Sourceprose Corporation (“SP”) filed a complaint in the U.S. District Court, Eastern District of Texas, Marshall Division, against Fidelity National Financial, Inc., (“FNF”) and four of its subsidiaries, Fidelity National Information Solutions, Inc., Fidelity Information Services, Inc., FNIS Flood Services, L.P. (d/b/a LSI Flood Services) and Geotrac, Inc. (collectively, the “Fidelity Defendants”). SP alleged that it is the owner assignee of certain patents covering systems and methods for performing manually assisted flood zone determinations, which have been infringed by the Fidelity Defendants’ use of certain practices within the scope of such patents, including the performance of manually assisted flood zone determinations. On April 12, 2006, SP and the Fidelity defendants entered into a Settlement Agreement resolving the dispute and dismissing the lawsuit.
Indemnifications and Warranties
     The Company often indemnifies its customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of its software through software licensing agreements. Historically, the Company has not made any payments under such indemnifications, but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications. Historically, no costs have been incurred related to software warranties and none are expected in the future, and as such no accruals for warranty costs have been made.
Escrow Arrangements
     In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated and Combined Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances, which amounted to $3.3 billion at March 31, 2006. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2006 related to these arrangements.
Leases
     The Company leases certain of its property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2010, and thereafter in the aggregate, are as follows (in thousands):

2006	$39,488
2007	43,647
2008	34,487
2009	25,528
2010	15,494
Thereafter	18,554

Total	$177,198

     In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $15 million per year which renew on a short-term basis.
     Rent expense incurred under all operating leases during the three month periods ended March 31, 2006 and 2005 was $15.3 million and $17.9 million, respectively.
     Data Processing Services Agreements. The Company, through the Merger with Certegy (Note 4), has agreements with IBM and Proceda, which expire between 2007 and 2014, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements is approximately $642.3 million as of March 31, 2006. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs as a result of the Merger. The Company is in the process of evaluating certain of these agreements and, as part of the integration plans resulting from the Merger, may ultimately terminate some of these agreements. The Company must pay a termination charge in the event of such a termination.
     Synthetic Leases. As discussed in Note 6, the Company is the tenant of the Florida Leased Property. The original cost to the lessor of the Florida Leased Property when Certegy entered into the Florida Lease was approximately $23.2 million. Subject to the satisfaction of certain conditions, upon the expiration (or any earlier termination) of the Florida Lease, the Company will be obligated to acquire the Florida Leased Property at its original cost.
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
     The Company also has a synthetic lease arrangement (the “Wisconsin Lease”) which is not included in the Company’s consolidated balance sheets with respect to its facilities in Madison, Wisconsin (the “Wisconsin Leased Property”). In connection with the Merger, the term of the Wisconsin Lease was amended so that it is scheduled to expire on December 31, 2006. The original cost to the lessor of the Wisconsin Leased Property when Certegy entered into the Wisconsin Lease was approximately $10.1 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire the Wisconsin Leased Property at its original cost, or to direct the sale of the Wisconsin Leased Property to a third party.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(14) Employee Benefit Plans
Stock Option Plans
     In 2005, the Company adopted the Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (the “Plan”). As of March 31, 2006, there were 8,770,172 options outstanding under this plan at a strike price of $15.63 per share (as adjusted for the .6396 exchange ratio in the Certegy transaction). These stock options were granted at the fair value of the Company’s stock on the grant date based on the price for which the Company sold 32 million shares (a 25% interest) to the financial sponsors in the recapitalization transaction on March 9, 2005. The Plan provides for the grant of stock options and restricted stock, representing up to 10,371,892 shares. The options granted thus far under this plan have a term of 10 years and vest over either a 4 or 5 year period (the “time-based options”) on a quarterly basis or based on specific performance criteria (the “performance-based options”). The time-based options vest with respect to 1/16 or 1/20 of the total number of shares subject to such time-based options on the last day of each fiscal quarter. The performance-based options vest for certain key employees in the event of a change in control or after an initial public offering solely if one of the following targets shall be met: (a) 50% of the total number of shares subject to such performance based options vest if the public trading value of a share of common stock equals at least $27.36 and (b) 100% of the total number of shares subject to such performance based options will vest if the public trading value of a share of common stock equals at least $31.27, provided the optionee’s service has not terminated prior to the applicable vesting date. For the remaining employees, vesting of the performance-based options occurs in the event of a change in control or an initial public offering and if the public trading value of common stock equals at least $31.27 provided the optionee’s service with FIS has not terminated prior to the applicable vesting date.
     Through the Merger with Certegy, the Company assumed the Certegy Inc. Stock Incentive Plan that provides for the issuance of qualified and non-qualified stock options to officers and other key employees at exercise prices not less than market on the date of grant. All options and awards outstanding prior to the Merger under the Certegy Plan were fully vested as of the Merger date. As part of the Merger, the Certegy shareholders approved amendments to the plan and approved an additional 6 million shares to be made available under the plan. During the period from February 1, 2006 through March 31, 2006, the Company has granted 1,852,500 options under this plan. There were 5,417,183 options outstanding under this plan at March 31, 2006.
     Certain FIS employees are participants in FNF’s stock-based compensation plans, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under these plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. There were no FNF options granted to FIS employees in the three month periods ended March 31, 2006 and 2005. The Company recorded expense relating to FNF options of $0.9 million and $3.5 million in the three month periods ended March 31, 2006 and 2005 relating to FNF options granted prior to 2005.
     The following schedule summarizes the stock option activity for the quarter ended March 31, 2006:

		Weighted
		Average
	Shares	Exercise Price
Balance, December 31, 2005	8,985,421	$15.63
Assumed in Certegy Merger	4,419,788	27.23
Granted	1,852,500	38.62
Former Certegy Options Exercised	(855,105)	28.66
FIS Options Exercised	(151,117)	15.63
Cancelled	(64,132)	15.63

Balance, March 31, 2006	14,187,355	$21.57

     The intrinsic value of options exercised during the quarter ended March 31, 2006 was $12.2 million. There were no options exercised during the quarter ended March 31, 2005.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes information related to stock options outstanding and exercisable as of March 31, 2006:

Outstanding Options					Exercisable Options
		Weighted		Intrinsic		Weighted		Intrinsic
		Average	Weighted	Value at		Average	Weighted	Value at
	Number	Remaining	Average	March 31,	Number	Remaining	Average	March 31,
	of	Contractual	Exercise	2006 (in	of	Contractual	Exercise	2006 (in
Range of Exercise Price	Options	Life	Price	thousands)	Options	Life	Price	thousands)
$15.63-$15.63	8,770,172	9.00	$15.63	$218,553	1,183,077	9.00	$15.63	$29,482
$16.03-$18.22	614,262	4.13	17.14	14,380	614,262	4.13	17.14	14,380
$19.20-$22.74	534,678	5.44	21.90	9,972	534,678	5.44	21.90	9,972
$22.81-$27.50	553,851	4.27	26.02	8,047	553,851	4.27	26.02	8,047
$27.78-$30.56	332,188	4.65	29.65	3,621	332,188	4.65	29.65	3,621
$31.94-$31.94	715,495	5.87	31.94	6,160	715,495	5.87	31.94	6,160
$32.06-$32.44	764,786	5.75	32.25	6,348	764,786	5.75	32.25	6,348
$32.82-$35.25	15,650	6.13	33.70	107	15,650	6.13	33.70	107
$35.25-$35.26	11,889	6.22	35.26	63	11,889	6.22	35.26	63
$39.48-$39.48	1,812,500	6.84	39.48	1,939	—	—	—	—
$39.49-39.80	61,884	4.92	39.78	48	21,884	1.13	39.75	18
$15.63 –$39.80	14,187,355	5.67	$21.57	$269,276	4,747,760	5.67	$24.07	$78,243
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective as of January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $28.0 million and $4.0 million for the three month periods ended March 31, 2006 and 2005, respectively, which is included in selling, general, and administrative expenses in the Consolidated and Combined Statements of Earnings. The period ended March 31, 2006 included stock compensation expense of $24.1 million relating to the FIS performance-based options granted on March 9, 2005 for which the performance and market criteria for vesting were met during the quarter. There was no material impact of adopting SFAS No. 123R as all options related to the Company’s employees from FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS 123 or SFAS 123R.
     The fair value relating to the time-based options granted by the Company in 2005 was estimated using a Black-Scholes option-pricing model, while the fair value relating to the performance-based options was estimated using a Monte-Carlo option pricing model due to the vesting characteristics of those options, as discussed above. The following assumptions were used for the 4,798,747 time-based options granted in 2005; the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and weighted average expected life was 5 years. The fair value of each time-based option was $6.79. Since the Company was not publicly traded when the majority of the FIS options were issued, the Company relied on industry peer data to determine the volatility assumption and for the expected life assumption, the Company used an average of several methods, including FNF’s historical exercise history, peer firm data, publicly available industry data and the Safe Harbor approach as stated in the SEC Staff Accounting Bulletin 107. The following assumptions were used for the valuation of the 4,199,466 performance-based options granted in 2005: the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and the objective time to exercise was 4.7 years with an objective in the money assumption of 2.95 years. It was also expected that the initial public offering assumption would occur within a 9 month period from grant date. The fair value of the performance-based options was calculated to be $5.85. The fair value for FIS options granted in 2006 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during the first quarter of 2006 was 4.54%. A volatility factor for the expected market price of the common stock of 30% was used for options granted in the first quarter of 2006. The expected dividend yield used for the first quarter of 2006 was 0.5%. A weighted average expected life of 6 years was used for the first quarter of 2006. The weighted average fair value of each option granted during the first quarter of 2006 was $14.44.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     At March 31, 2006, the total unrecognized compensation cost related to non-vested stock option grants is $49.3 million, which is expected to be recognized in pre-tax income over a weighted average period of 2.4 years.
     The Company intends to limit dilution caused by option exercises by repurchasing shares on the open market or in privately negotiated transactions. Subsequent to March 31, 2006, the Company has repurchased 859,600 shares at an average price of $38.47 under this program. Under the current plan approved by the Company’s Board of Directors, 2,140,400 shares remain available for repurchase.
Defined Benefit Plans
     In connection with the Kordoba acquisition, the Company assumed Kordoba’s unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to Kordoba’s employees upon retirement. Also, in connection with the Certegy acquisition, the Company assumed additional defined benefit obligations related to retirement income (pension) and postretirement healthcare and life insurance plans (see Note 4). The Company has initiated a termination and settlement of the Certegy pension plan obligations and, therefore, the impact of service and other costs related to the pension plan is insignificant.
     The total benefit costs for the three month periods ended March 31, 2006 and 2005 for these plans were as follows (in thousands):

	2006	2005
Service cost	$461	$315
Interest cost	253	225

Total benefit costs	$714	$540

(15) Concentration of Risk
     The Company generates a significant amount of revenue from large customers, however, no customers accounted for more than 10% of total revenue or total segment revenue in the three month periods ended March 31, 2006 and 2005.
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables.
     The Company places its cash equivalents with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Investments in commercial paper of industrial firms and financial institutions are rated investment grade by nationally recognized rating agencies.
     Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade receivables credit risk. The Company controls credit risk through monitoring procedures.
(16) Segment Information
     Upon completion of the Certegy Merger, the Company implemented a new organizational structure, which resulted in a new operating segment structure beginning with the reporting of first quarter 2006 results. Effective as of February 1, 2006, the Company’s operating segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This structure reflects how the businesses are operated and managed. The primary components of the TPS segment, which includes Certegy’s Card and Check Services and the financial institution processing component of the former Financial Institution Software and Services segment of FIS, are our Enterprise Solutions and Integrated Financial Solutions businesses. The primary components of the LPS segment are our Mortgage Processing and Origination Services businesses, which include the mortgage lender processing component of the former Financial Institution Software and Services segment of FIS, and the former Lender Services, Default Management, and Information Services segments of FIS.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     Summarized financial information concerning the Company’s segments is shown in the following tables.
     As of and for the three month periods ended March 31, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$501,548	$400,500	$(1,112)	$900,936
Cost of revenues	387,816	234,521	—	622,337

Gross profit	113,732	165,979	(1,112)	278,599
Selling, general and administrative expenses	39,516	59,063	47,150	145,729
Research development costs	19,077	8,983	—	28,060

Operating income	55,139	97,933	(48,262)	104,810

Depreciation and amortization	$59,594	$36,120	$1,081	$96,795

Total assets	$4,518,650	$2,054,866	$833,266	$7,406,782

Goodwill	$2,629,433	$1,081,281	$—	$3,710,714

     As of and for the three month periods ended March 31, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$297,826	$354,867	$(1,113)	$651,580
Cost of revenues	226,295	203,780	—	430,075

Gross profit	71,531	151,087	(1,113)	221,505
Selling, general and administrative expenses	28,506	62,821	19,229	110,556
Research development costs	19,461	4,475	—	23,936

Operating income	23,564	83,791	(20,342)	87,013

Depreciation and amortization	$37,039	$38,502	$199	$75,740

Total assets	$1,705,915	$2,244,565	$210,217	$4,160,697

Goodwill	$679,502	$1,088,505	$—	$1,768,007

Transaction Processing Services
     The Transaction Processing Services segment focuses on filling the processing needs of large financial institutions, commercial lenders, independent community banks, credit unions and retailers. The primary applications are software applications that function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software which banks use to maintain the primary records of their customer accounts. This segment also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the segment’s financial institution customers and their clients. In addition, this segment includes credit card, debit card, and other transaction processing and check risk management services. Included in this segment were $81.8 million and $46.9 million in sales to non-U.S. based customers in the three month periods ended March 31, 2006 and 2005, respectively.
Lender Processing Services
     The Lender Processing Services segment provides a comprehensive range of products and services related to the mortgage life cycle. The primary applications include core mortgage processing which banks use to process and service mortgage loans as well as other products and services including origination, data gathering, risk management, servicing, default management and property disposition services to lenders and other real estate professionals.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs, including interest costs that are not allocated to any operating segments.
(17) Subsequent Events
     On April 27, 2006 FNF announced that its Board of Directors approved pursuing a plan for the elimination of its holding company structure, which would result in the transfer of certain of FNF’s assets and liabilities to FNT and the distribution of FNF’s ownership stakes in FNT to FNF shareholders. Following the distribution of its FNT shares, FNF would merge into FIS and FNF stockholders would receive FIS stock for their FNF shares. Under the plan, after the transaction is complete, FNT, which will consist of FNF’s current specialty insurance and Sedgwick business lines in addition to its current title insurance business, will be renamed Fidelity National Financial (“New FNF”) and will trade under the symbol FNF. FNT and FIS have established special committees of their respective boards of directors to evaluate and negotiate a formal proposal if and when made by FNF. Current FNF Chairman and CEO William P. Foley, II, would assume the same positions in the New FNF and serve as executive Chairman of FIS, and other key members of FNF senior management would also agree to continue their involvement in both New FNF and FIS in executive capacities, pursuant to employment agreements. Completion of the transaction will be subject to a number of conditions, including but not limited to: preparation of a proposal for the transactions and negotiation of definitive agreements; approval of the boards of directors and shareholders of each of FNF, FNT and FIS; the receipt of a private letter ruling from the Internal Revenue Service; the clearance of proxy statements and registration statements by the SEC; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to FNT and for the spin-off of FNF ownership in FNT; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and any other conditions set forth in the definitive agreements for the transactions, once completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated and Combined Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that are based upon the Company’s current expectations and are subject to uncertainty and changes in circumstances. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties which forward-looking statements are subject to include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the risk that the recent merger with Certegy may fail to achieve beneficial synergies or that it may take longer than expected to do so; the effects of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries; failures to adapt our services to changes in technology or in the marketplace; adverse changes in the level of real estate activity, which would adversely affect certain of our businesses; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating divisions face; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
Overview
     FIS is a leading provider of core processing services, item processing services, card issuer and transaction processing services, check risk management services, mortgage loan processing, mortgage-related information products, and outsourcing services to a wide variety of financial institutions, retailers, mortgage lenders and mortgage loan servicers, and real estate professionals. FIS has two reporting segments, Transaction Processing Services and Lender Processing Services, which produced 56% and 44%, respectively, of FIS’s revenues in the three month periods ended March 31, 2006.
•	Transaction Processing Services. This segment focuses on servicing processing and risk management needs of financial institutions and retailers. FIS’s primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. FIS also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between FIS’s financial institution customers and their clients. FIS offers its applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition FIS provides check guarantee and verification services to retailers.

•	Lender Processing Services. This segment offers core mortgage processing software, which banks use to process and service mortgage loans, as well as customized outsourced business processes and information solutions primarily to national lenders and loan servicers. These loan facilitation services consist primarily of centralized, customized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. This segment also offers property data and real estate-related services. Included in these services are appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services.
     FIS also has a corporate segment that consists primarily of costs relating to corporate overhead.
Factors Affecting Comparability
     FIS’s Consolidated and Combined Financial Statements included in this report present the financial condition and operating results of the businesses that comprise FIS and reflect the following significant transactions:
•	On February 1, 2006, FIS merged into a wholly-owned subsidiary of Certegy Inc. The transaction resulted in a reverse acquisition with a total purchase price of approximately $2.2 billion. Certegy provided credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services.

•	On March 9, 2005, the recapitalization of FIS was completed through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”). The Company fully drew upon the entire $2.8 billion in Term Loan Facilities to complete the recapitalization while the Revolver remained undrawn at the closing. The sale of the equity interest was accomplished through FIS selling a 25 percent equity interest to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”).
     The Consolidated and Combined Financial Statements present the results of operations of Certegy and the effects of the recapitalization, in each case effective as of the date of the acquisition or recapitalization. As a result of these transactions, the results of operations in the periods covered by the Consolidated and Combined Financial Statements may not be directly comparable.
Related Party Transactions
     FIS has historically conducted business with FNF and FNT. In March 2005, in connection with the recapitalization and sale of equity interest, FIS entered into various agreements with FNF and FNT under which the Company will continue to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with FNF under which FNF and FNT will continue to provide corporate services. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were amended and restated. The amended and restated agreements are based substantially on the same versions of the agreements that were originally executed in March 2005. A summary of these agreements is as follows:
•	Agreement to provide data processing services. This arrangement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and FNT. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years with an option to renew for one or two additional years.

•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which the Company will be paid for maintaining, managing and updating title plants owned by FNT’s title underwriters in certain parts of the country. This business requires, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sells property information to title underwriters which are subsidiaries of FNT as well as to various unaffiliated customers. In the case of the maintenance agreement, the Company will be responsible for the costs of keeping the title plant assets current and functioning and in return will receive the revenue generated by those assets. The Company will pay FNT a royalty fee of 2.5% to 3.75% of the revenues received. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter).

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company will be paid for providing software development and services to FNT which consist of developing software for use in the title operations of FNT.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNT, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF and FNT to provide corporate services to the Company. These agreements provide for FNF and FNT to continue to provide general management, accounting, treasury, tax, finance, legal, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate support to the Company. The pricing of these services will be at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF or FNT in providing such services based on estimates that FNF, FNT and the Company believe to be reasonable.

•	Licensing, leasing and cost sharing agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies by the Company on behalf of title insurance underwriters owned by FNT and subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $18.8 million and $18.3 million for the three month period ended March 31, 2006 and 2005, respectively, representing commissions on title insurance policies written by the Company on behalf of title insurance subsidiaries of FNT. These commissions are equal to 88% of the total title premium from title policies that the Company places with subsidiaries of FNT. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNT issue as part of the foreclosure process on a defaulted loan.
     A detail of related party items included in revenues and expenses is as follows (in millions):

	Three month periods ended
	March 31,
	2006	2005
Data processing and services revenue	$16.9	$11.6
Title plant information revenue	12.2	6.6
Software revenue	7.4	2.8
Other real-estate related services	2.9	2.7

Total revenue	39.4	23.7

Royalty expense	0.7	0.7
Rent expense	—	2.8
Corporate services allocated	2.4	7.6
Licensing, leasing and cost sharing agreement	2.5	3.3

Total expenses	5.6	14.4

Total net impact of related party transactions	$33.8	$9.3

     The Company believes the amounts earned from or charged by FNF to the Company under each of the foregoing service arrangements are fair and reasonable. Although the 88% commission rate on title insurance policies was set without negotiation, the Company believes it is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with title plant management, the Company charges FNF title insurers for title information at approximately the same rates it and other similar vendors charge unaffiliated title insurers. The Company’s IT infrastructure support and data center management services to FNF and FNT is priced within the range of prices the Company offers to third parties
Recent Developments
Combination with FNF
     On April 27, 2006 FNF announced that its Board of Directors approved pursuing a plan for the elimination of its holding company structure, which would result in the transfer of certain of FNF’s assets and liabilities to FNT and the distribution of FNF’s ownership stakes in FNT to FNF shareholders. Following the distribution of its FNT shares, FNF would merge into FIS and FNF stockholders would receive FIS stock for their FNF shares. Under the plan, after the transaction is complete, FNT, which will consist of FNF’s current specialty insurance and Sedgwick business lines in addition to its current title insurance business, will be renamed Fidelity National Financial (“New FNF”) and will trade under the symbol FNF. FNT and FIS have established special committees of their respective boards of directors to evaluate and negotiate a formal proposal if and when made by FNF. Current FNF Chairman and CEO William P. Foley, II, would assume the same positions in the New FNF and serve as executive Chairman of FIS, and other key members of FNF senior management would also agree to continue their involvement in both New FNF and FIS in executive capacities, pursuant to employment agreements. Completion of the transaction will be subject to a number of conditions, including but not limited to: preparation of a proposal for the transactions and negotiation of definitive agreements; approval of the boards of directors and shareholders of each of FNF, FNT and FIS; the receipt of a private letter ruling from the Internal Revenue Service; the clearance of proxy statements and registration statements by the SEC; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to FNT and for the spin-off of FNF ownership of FNT; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and any other conditions set forth in the definitive agreements for the transactions, once completed.
Merger with Certegy, Inc.
     On September 14, 2005, the Company entered into a definitive merger agreement with Certegy under which the Company and Certegy would combine operations to form a single publicly traded company. On January 26, 2006, Certegy’s shareholders approved the Merger which was consummated on February 1, 2006.
     As a result of the Merger, the Company is one of the largest providers of processing services to U.S. financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and lender outsourcing services. The Company offers a diversified product mix, and management believes that it will benefit from the opportunity to cross-sell products and services across the combined customer base and from the expanded international presence and scale. Management also expects to achieve cost synergies in, among other things, corporate overhead, compensation and benefits, technology, vendor management and facilities.
Banco Bradesco S.A. and Banco ABN AMRO Real
     On March 28, 2006, the Company signed a definitive agreement to form a joint venture company with Banco Bradesco S.A. and Banco ABN AMRO Real to provide comprehensive, fully outsourced credit and prepaid card processing services to Brazilian card issuers. This joint venture will position the Company as the leading third-party card processor in Brazil. The Company will make investments of approximately $100 million through 2008, including $25 million in 2006, and will transfer ownership of its existing Brazilian card operation to the new joint venture. The formation of the joint venture will be substantially completed during the second quarter of 2006, after which the Company will hold a 51% majority ownership position. This joint venture will be consolidated into the Company’s financial statements in accordance with certain provisions of FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).
FastFunds
     On February 1, 2006, the Company acquired certain assets of FastFunds, and its wholly-owned subsidiary Chex Services for $14.0 million in cash. FastFunds, through Chex Services, provides comprehensive cash access services including check cashing, automated teller machine access, and credit and debit card cash advance services to approximately 50 casinos in the U.S., Canada, and the Caribbean.
     FIS’s Recapitalization and Minority Interest Sale
     In March 2005, FIS completed two significant transactions, a recapitalization and the sale of a 25% minority interest in the company. The recapitalization was accomplished through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility and a $400 million revolving credit facility. FIS fully drew upon the entire $2.8 billion in term loan facilities to consummate the recapitalization while the Revolver remained undrawn at the closing of the recapitalization. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders providing the new senior credit facilities.
     The minority equity interest sale was accomplished through FIS selling a 25% interest in its common stock to an investment group consisting of Thomas H. Lee Partners, or THL, Texas Pacific Group, or TPG, Evercore METC Capital Partners II, L.P. and Banc of America Capital Investors, L.P. FIS issued a total of 32 million shares (adjusted for Certegy Merger) of its common stock to the investment group for a total purchase price of $500 million. A new board of directors was created with William P. Foley, II, current chairman and chief executive officer of FNF, serving as FIS’s chairman and chief executive officer. FNF appointed four additional members to the board of directors, while each of THL and TPG appointed two new directors.

     The following steps were undertaken to consummate the recapitalization plan and the minority equity interest sale. On March 8, 2005, FIS issued a $2.7 billion note to FNF as a dividend. On March 9, 2005, FIS borrowed $2.8 billion under new senior credit facilities. FIS then paid FNF $2.7 billion, plus interest, to repay the $2.7 billion note issued on March 8, 2005. The minority equity interest sale was then closed through the payment of $500 million from the investment group to FIS. FIS then repaid approximately $410 million outstanding under its former credit facility. Finally, FIS paid all expenses related to the transactions, amounting to $79.2 million. All remaining proceeds will be utilized for other general corporate purposes.
Business Trends and Conditions
     Transaction Processing Services
     In the transaction processing services business, increases in deposit and card transactions can positively affect FIS’s business and thus the condition of the overall economy can have an effect on growth.
     In this segment, FIS competes for both licensing and outsourcing business, and thus is affected by the decisions of financial institutions to outsource the services FIS provides instead of simply licensing its applications. As a provider of outsourcing solutions, FIS benefits from the greater revenues that result from a financial institution’s decision to outsource its processing to FIS. Generally, financial institutions of all sizes will consider outsourcing information technology and business process services to varying degrees, although smaller financial institutions are more likely to outsource all information technology functions to companies such as FIS since they generally do not have the staff, budget or expertise to implement and operate highly complex technical environments. Larger financial institutions have historically chosen to limit outsourcing to specific application functions or services in connection with a particular product or operation. Generally, demand for outsourcing solutions has increased over time as providers such as FIS realize economies of scale and improve their ability to provide services that improve customer efficiencies and reduce costs.
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
     FIS may be affected by the consolidation trend in the banking industry. This trend may be beneficial or detrimental to the Transaction Processing Services businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core systems to a single platform. When a financial institution processing client is involved in a consolidation, FIS may benefit by expanding the use of its services if they are chosen to survive the consolidation and support the newly combined entity. Conversely, FIS may lose market share if a customer of FIS is involved in a consolidation and its services are not chosen to survive the consolidation and support the newly combined entity.
     Lender Processing Services
     The level of residential real estate activity, which depends in part on the level of interest rates, affects the level of revenues from the Lender Processing Services segment. Revenues from mortgage loan processing and loan facilitation services increase as the amount of mortgage originations from home purchases and mortgage refinancings increases.
     While prevailing mortgage interest rates have declined to record lows in recent years and the volume of real estate transactions has experienced record highs, FIS does not expect these trends to continue. The current MBA forecast is for $2.5 trillion of mortgage originations in 2006 as compared to $2.9 trillion in 2005. Relatively higher interest rates are also likely to result in seasonal effects having more influence on real estate activity. Traditionally, the greatest volume of real estate activity, particularly residential resale transactions, has occurred in the spring and summer months.
     In contrast, FIS believes that a higher interest rate environment may increase the volume of consumer defaults and thus favorably affect FIS’s default management services, which provides services relating to residential mortgage loans in default. The overall strength of the economy also affects default revenues.

Critical Accounting Policies
     The accounting policies described below are those FIS considers critical in preparing its Consolidated and Combined Financial Statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 2 of Notes to the Consolidated and Combined Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing FIS’s Consolidated and Combined Financial Statements.
     Revenue Recognition
     The following describes the Company’s primary types of revenues and its revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers. The Company enters into arrangements with customers to provide services, software and software related services such as post-contract customer support and implementation and training either individually or as part of an integrated offering of multiple products and services. These products and services occasionally include offerings from more than one segment to the same customer. The revenues for services provided under these multiple element arrangements are recognized in accordance with the applicable revenue recognition accounting principles as further described below.
     In its TPS business, the Company recognizes revenues relating to bank processing and credit and debit card processing services along with software licensing and software related services. Several of the Company’s contracts include a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, post-contract customer support and application management. In some cases, these services are offered in combination with one another and in other cases the Company offers them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.
     The substantial majority of the revenues in the transaction processing services business are from outsourced data processing, credit and debit card processing, and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenues and costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. The Company evaluates these deferred contract costs for impairment in the event any indications of impairment exist.
     In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.
     If all of the products and services are software related products and services as determined under AICPA’s SOP 97-2 Software Revenue Recognition (“SOP 97-2”), and SOP 98-9 Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”) the Company applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.
     The Company recognizes software license and post-contract customer support fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP No. 97-2 and SOP No. 98-9. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence (“VSOE”) has been established for each element or for any undelivered elements. The Company determines the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. If the arrangement is subject to accounting under SOP No. 97-2, VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. The Company records deferred revenue for all billings invoiced prior to revenue recognition.
     With respect to a small percentage of revenues, the Company uses contract accounting, as required by SOP No. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in trade receivables. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.
     In its lender processing services business, the Company recognizes revenues relating to mortgage processing services, loan facilitation services, default management services, and property data-related services. Mortgage processing arrangements are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Loan facilitation services primarily consist of centralized title agency and closing services for various types of lenders. Default management services assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Property data or data-related services principally include appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenues derived from these services are recognized as the services are performed in accordance with SAB No. 104 as described above. Revenues relating to loan facilitation services are typically recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided.
     In addition, the Company’s flood and tax units provide various services including life-of-loan-monitoring services. Revenue for life-of-loan services is deferred and recognized ratably over the estimated average life of the loan service period, which is determined based on the Company’s historical experience and industry data. The Company evaluates its historical experience on a periodic basis, and adjusts the estimated life of the loan service period prospectively.
     Revenue derived from software and service arrangements included in the lender processing services segment is recognized in accordance with SOP No. 97-2 as discussed above.
     Reserves for Card Processing and Check Guarantee Losses.
     Since the Merger with Certegy, the Company recognizes a reserve for estimated losses related to our card issuing business based on historical experience and other relevant factors. In our card issuing business, we record estimates to accrue for losses resulting from transaction processing errors. We utilize a number of systems and procedures within our card issuing business in order to minimize such transaction processing errors. Card processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future. Such factors include the general economy and the credit quality of customers. Once these factors are considered, we assess the reserve adequacy by comparing the recorded reserve to the estimated amount based on an analysis of the current trend changes or specific anticipated future events. Any adjustments are charged to costs of services. These card processing loss reserve amounts are subject to risk that actual losses may be greater than our estimates. We remain at risk for cardholder transactions in the former Certegy merchant acquiring business which was sold prior to the Merger.
     In the check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses our merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of the check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of our customer volumes, statistical analysis of check fraud trends within our customer volumes, and the quality of returned checks. Once these factors are considered, a rate is established for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than our estimates.
     Computer Software
     Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight line method over a 3 year period and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over their estimated useful lives, ranging from 5 to 10 years.
     Capitalized software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS No. 86), or with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), are expensed as incurred. Software development costs are amortized on a product by product basis commencing on the date of general release of the products (for SFAS No. 86 software) and the date placed in service for purchased software (for SOP No. 98-1 software). Software development costs (for SFAS No. 86 software) are amortized using the greater of (1) the straight line method over its estimated useful life, which ranges from three to seven years or (2) the ratio of current revenues to total anticipated revenue over its useful life.
     Goodwill and Other Intangible Assets
     FIS has significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets require significant judgment and may affect the amount of future amortization on the intangible assets other than goodwill.
     As of March 31, 2006 and December 31, 2005, goodwill was $3.7 billion and $1.8 billion, respectively. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, FIS performs an annual goodwill impairment test on its reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. FIS completed its annual goodwill impairment test on its reporting units as of December 31, 2005 and determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of FIS’s goodwill.

     As of March 31, 2006 and December 31, 2005, intangible assets was $1,134.9 million and $508.8 million respectively, which consists of software, purchased customer relationships and contracts. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized using the straight-line method over their contractual life. During 2005, FIS recorded an impairment of $9.3 million to write off the carrying value of customer relationships at one subsidiary in its Lender Processing Services segment which were terminated.
     Long-Lived Assets
     FIS reviews long-lived assets, primarily computer software, property and equipment and other intangibles, such as customer relationships and contracts, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, FIS estimates the future net cash flows expected to be generated from the use of those assets and their eventual disposal. FIS would recognize an impairment loss if the aggregate future net cash flows were less than the carrying amount. As a result, the carrying values of these assets could be significantly affected by the accuracy of its estimates of future net cash flows, which are not capable of being made with certainty.
     Accounting for Income Taxes
     Through March 9, 2005, FIS’s operating results have been included in FNF’s consolidated U.S. Federal and certain consolidated and/or combined State income tax returns. The provision for income taxes in the Consolidated and Combined statements of earnings is made at rates consistent with what FIS would have provided for as a stand-alone taxable entity. Subsequent to the recapitalization transaction and sale of minority interest, FIS became a stand-alone taxpayer. As part of the process of preparing the Consolidated and Combined financial statements, FIS was required to determine its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. FIS must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. To the extent FIS established a valuation allowance or increases this allowance in a period, it must reflect this increase as an expense within income tax expense in the statement of earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period.
     Derivatives and Hedging
     FIS utilizes interest rate swaps to hedge its exposure on its variable rate debt obligations. FIS has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All relationships between the hedging instruments and hedged items are documented at the inception of the hedge transaction, as well as the risk-management objective and strategy for undertaking each hedge transaction. FIS carries the fair value of the interest rate swaps as an asset or a liability on the balance sheet at each reporting date, with a corresponding amount recorded in other comprehensive earnings within stockholders’ equity. Amounts are reclassified from other comprehensive earnings to the income statement in the periods that the hedged transaction affects earnings. A formal assessment is performed at the hedge’s inception and on a regular basis thereafter to determine whether the hedge has been highly effective in offsetting changes in the cash flows of the hedged transaction and whether they are expected to be highly effective in the future.
     FIS’s existing cash flow hedges have been highly effective and there has been no impact on earnings due to hedge ineffectiveness. As of March 31, 2006, the estimated fair value of cash flow hedges results in an asset of $7.5 million, which is included in the accompanying Consolidated Balance Sheet in prepaid and other current assets with a corresponding amount recorded as a component of accumulated other comprehensive earnings, net of deferred taxes.

Comparisons of three month periods ended March 31, 2006 and 2005
     Consolidated and Combined Results of Operations
     (in thousands, except per share amounts)

	Three month periods
	ended March 31,
	2006	2005
	(unaudited)
Processing and services revenues	$900,936	$651,580
Cost of Revenues	622,337	430,075

Gross Profit	278,599	221,505

Selling, general and administrative expenses	145,729	110,556
Research and development costs	28,060	23,936

Operating income	104,810	87,013

Other Income (expense):
Interest income	1,891	2,762
Interest expense	(43,268)	(13,421)
Other expense, net	(2,110)	(3,297)

Total other income (expense)	(43,487)	(13,956)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	61,323	73,057
Income tax expense	23,487	28,054
Equity in earnings of unconsolidated entities	1,833	1,238
Minority interest	(311)	(1,645)

Net earnings	$39,358	$44,596

Pro forma net earnings per share — basic	$0.23	$0.35

Pro forma weighted average shares outstanding — basic	169,989	127,920

Pro forma net earnings per share — diluted	$0.23	$0.35

Pro forma weighted average shares outstanding — diluted	172,987	127,920

     Revenues
     Total revenues were $900.9 million and $651.6 million in the three month periods ended March 31, 2006 and 2005, respectively. The increase of $249.3 million or 38.3% was due primarily to the inclusion of revenues from the Merger with Certegy. The Transaction Processing Services segment contributed $203.7 million of the increase in revenues in the three month period. Excluding the revenues relating to the Merger with Certegy, total revenues were $697.2 million and $651.6 million in the three month periods ended March 31, 2006 and 2005, respectively, an increase of 7.0%.
     Cost of Revenues
     Cost of revenues were $622.3 million and $430.1 million for the three month periods ended March 31, 2006 and 2005, respectively. The increase of $192.2 million is primarily the result of the Merger with Certegy which contributed $145.2 million to the increase. Included in total cost of revenues for the three month periods ended March 31, 2006 and 2005 were depreciation and amortization costs of $83.9 million and $64.8 million, respectively. This increase is partially due to the additional amortization expense related to the Merger.

     Gross Profit
     Gross profit as a percentage of revenues was 30.9% and 34.0% for the three month periods ended March 31, 2006 and 2005, respectively. The decrease in profit margin is due to the inclusion of Certegy which typically has lower margins than that of historical FIS and the additional amortization expense relating to the purchase accounting.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $145.7 million and $110.6 million for the three month periods ended March 31, 2006 and 2005, respectively. The increase of $35.1 million primarily relates to the increase in stock based compensation expense which increased from $4.0 million in the three month periods ended March 31, 2005 to $28.0 million in the three month periods ended March 31, 2006. This increase in stock-based compensation is primarily attributable to the $24.1 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria was met during the first quarter of 2006. Included in total selling, general and administrative expenses for the three month periods ended March 31, 2006 and 2005 were depreciation and amortization costs of $12.9 million and $10.9 million, respectively.
     Research and Development Costs
     Research and development costs were $28.1 million and $23.9 million for the three month periods ended March 31, 2006 and 2005, respectively. The majority of the $4.2 million increase is in the Lender Processing Services segment.
     Operating Income
     Operating income totaled $104.8 million and $87.0 million for the three month periods ended March 31, 2006 and 2005, respectively. Operating income was 11.6% and 13.4% of total revenue in each of the three month periods reflecting the increase in selling, general and administrative expenses.
     Interest expense
     Interest expense was $43.3 million and $13.4 million for the three month periods ended March 31, 2006 and 2005, respectively. The increase in the current period relates to an increase in average borrowings and interest rates compared to the prior year due to the recapitalization that occurred late in the prior year quarter.
     Income Tax Expense
     FIS recorded income tax expense of $23.5 million and $28.1 million for the three month periods ended March 31, 2006 and 2005, respectively. This resulted in an effective tax rate in the historical financial results of 38.3% and 38.4% for the 2006 and 2005 periods, respectively.
     Minority Interest
     Minority interest expense was $0.3 million and $1.6 million for the three month periods ended March 31, 2006 and 2005, respectively. Minority interest expense decreased as a result of the Company’s purchase of the remaining 25.1% interest in Kordoba on September 30, 2005.
     Net Earnings
     Net earnings were $39.4 million and $44.6 million for the three month periods ended March 31, 2006 and 2005, respectively and were $0.23 and $0.35 per diluted share in those periods.

     Segment Results of Operations
     Transaction Processing Services

	Transaction Processing Services
	Three month periods ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Processing and services revenues	$501,548	$297,826
Cost of revenues	387,816	226,295

Gross profit	113,732	71,531
Selling, general and administrative expenses	39,516	28,506
Research and development costs	19,077	19,461

Operating income	$55,139	$23,564

     Revenues in the Transaction Processing Services segment are from two main lines of business, Enterprise Solutions and Integrated Financial Solutions. Revenues from the Transaction Processing Services were $501.5 million and $297.8 million for the three month periods ended March 31, 2006 and 2005, respectively. The increase of $203.7 million in the three month periods ended March 31, 2006, as compared to the three month periods ended March 31, 2005, was primarily attributable to the Merger with Certegy which attributed $183.8 million to the increase. The remaining increase related primarily to organic growth in the Integrated Financial Solutions business.
     Cost of revenues relating to the Transaction Processing Services segment were $387.8 million and $226.3 million for the three month periods ended March 31, 2006 and 2005, respectively. The $161.5 million increase in the 2006 period is also primarily attributable to the Merger with Certegy which contributed $145.2 million to the increase. Gross profit as a percentage of revenues was 22.7% and 24.0% for the three month periods ending March 31, 2006 and 2005, respectively, and decreased due to the inclusion of Certegy for two months which have typically lower margins than that of the historical FIS businesses and the inclusion of additional amortization expense relating to the purchase accounting relating to Certegy. Included in cost of revenues for the three month periods ended March 31, 2006 and 2005 was depreciation and amortization of $57.4 million and $35.2 million, respectively.
     Selling, general and administrative expenses in the Transaction Processing Services segment for the three month periods ended March 31, 2006 and 2005 were $39.5 million and $28.5 million, respectively. The increase in the 2006 period is also primarily attributable to the Merger with Certegy. Included in selling, general and administrative expenses for the three month periods ended March 31, 2006 and 2005 was depreciation and amortization of $2.2 million and $1.8 million, respectively.
     Research and development costs in the Transaction Processing Services segment for the three month periods ended March 31, 2006 and 2005 were $19.1 million and $19.5 million, respectively.
     Operating income from the Transaction Processing Services segment was $55.1 million and $23.6 million in the three month periods ended March 31, 2006 and 2005, respectively, and was approximately 11.0% of total revenues in the 2006 period and 7.9% in the 2005 period. The increase in operating margin resulted from revenue growth in IFS.
     Lender Processing Services

	Lender Processing Services
	Three month periods ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Processing and services revenues	$400,500	$354,867
Cost of revenues	234,521	203,780

Gross profit	165,979	151,087
Selling, general and administrative expenses	59,063	62,821
Research and development costs	8,983	4,475

Operating income	$97,933	$83,791

     Revenues from the Lender Processing Services segment were $400.5 million and $354.9 million in the three month periods ended March 31, 2006 and 2005, respectively an increase of $45.6 million or 12.9%. The increase in revenues in the 2006 period is primarily related to increases of $8.3 million in mortgage processing, of $19.6 million in our information services businesses from our appraisal and tax services, $10.4 million in default management services and of $7.6 million in origination services.
     Cost of revenues for the Lender Processing Services segment in the three month periods ended March 31, 2006 and 2005 was $234.5 million and $203.8 million, respectively. Gross profit as a percentage of revenues was 41.4% and 42.6% for the respective three months periods ended March 31, 2006 and 2005. Included in cost of revenues for the three month periods ended March 31, 2006 and 2005 was depreciation and amortization of $26.5 million and $29.6 million, respectively.
     Selling, general and administrative expenses relating to the Lender Processing Services segment for the three month periods ended March 31, 2006 and 2005 were $59.1 million and $62.8 million, respectively. Included in selling, general and administrative expenses for the three month periods ended March 31, 2006 and 2005 was depreciation and amortization of $9.6 million and $8.9 million, respectively.
     Operating income for the Lender Processing Services segment was $97.9 million and $83.8 million for the three month periods ended March 31, 2006 and 2005, respectively. Operating income was 24.5% and 23.6% of revenues for the 2006 and 2005 periods, respectively.
     Corporate and Other
     Selling, general and administrative expenses from the Corporate and Other segment consist of corporate overhead costs that have been allocated from FNF or incurred directly by FIS. Selling, general and administrative expenses were $47.2 million and $19.2 million in the three month periods ended March 31, 2006 and 2005, respectively. The increase of $28.0 million primarily relates to the increase in stock based compensation expense which increased from $4.0 million in the three month period ended March 31, 2005 to $28.0 million in the three month period ended March 31, 2006. This increase in stock based compensation primarily related to the $24.1 million in expense recorded for the vesting of the FIS performance based options granted in March of 2005 for which the performance criteria were met during the quarter ended March 31, 2006.
     Pro forma Segment Information
     Summarized pro forma financial information concerning the Company’s reportable segments is shown in the following tables. The results below have been adjusted on a pro forma basis to reflect a January 1, 2005, effective date for the Merger with Certegy and the March 2005 recapitalization and sale of minority interests by FIS.
     As of and for the three month periods ended March 31, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other		Total
Processing and services revenues	$592,511	$400,500	$840		$993,851
Cost of revenues	467,890	234,521	—		702,411

Gross profit	124,621	165,979	840		291,440
Selling, general and administrative expenses	43,926	59,063	129,630	(a)	232,619
Research development costs	19,077	8,983	—		28,060

Operating income	$61,618	$97,933	$(128,790)		$30,761

(a)	Corporate and Other includes merger related costs at Certegy of $79.7 million incurred previous to the acquisition date and a $24.1 million charge relating to the vesting of performance based options at FIS triggered by the closing of the merger.

     As of and for the three month periods ended March 31, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$560,284	$354,867	$(1,113)	$914,038
Cost of revenues	437,462	203,780	—	641,242

Gross profit	122,822	151,087	(1,113)	272,796
Selling, general and administrative expenses	52,334	62,821	28,906	144,061
Research development costs	19,461	4,475	—	23,936

Operating income	$51,027	$83,791	$(30,019)	$104,799

Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At March 31, 2006, we have cash on hand of $211.4 million and long-term debt including the current portion of approximately $2.9 billion. We expect cash flows from operations over the twelve months following the Merger will be sufficient to fund operating cash requirements, repay debt under the Revolver and replenish the Company’s cash on hand, absent any unusual circumstances such as acquisitions or adverse changes in the business environment.
     FIS currently pays quarterly dividends to its shareholders of $0.05 per share and is expected to continue to do so in the future. Upon completion of the Merger, FIS’s loan facilities were amended to limit the amount of dividends the combined company can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on the common stock may not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment.
     The Company intends to limit dilution caused by option exercises by repurchasing shares on the open market or in privately negotiated transactions. Subsequent to March 31, 2006, the Company has repurchased 859,600 shares at an average price of $38.47 under this program. Under the current plan approved by the Company’s Board of Directors, 2,140,400 shares remain available for repurchase.
     Capital Expenditures
     FIS’s principal capital expenditures are for computer software and additions to property and equipment. In 2004, FIS began the development work to implement changes required to be competitive within the marketplace and meet the requirements of its customers. FIS expects to spend an incremental $16 million in 2006 on the development of its mortgage servicing platform. With respect to the core banking software, FIS expects to spend approximately $57 million in 2006 on development, enhancements and integration projects relating to core banking software. FIS expects to capitalize a portion of those expenditures.
     Financing
     On November 8, 2004, FIS entered into a credit agreement providing for a $500 million, 5-year revolving credit facility due November 8, 2009. The facility provided an option to increase the size of the credit facility an additional $100 million. This credit agreement bore interest at a variable rate based on leverage and was unsecured. The interest rate under this credit agreement during the time it was outstanding was LIBOR plus 0.50%. In addition, FIS was required to pay a 0.15% commitment fee on the entire facility. On November 8, 2004, FIS drew down approximately $410 million to fund the acquisition of InterCept. On March 9, 2005, FIS repaid this facility with a portion of the net proceeds from its sale of a minority interest in FIS to a group of investors and terminated the agreement.
     On March 9, 2005, FIS completed a recapitalization. FIS entered into $3.2 billion in senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, The “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously issued as a dividend to FNF. The remainder will be used for general corporate purposes. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which is, at FIS’s option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of FIS. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at FIS’s option, a base rate plus 0.75% per annum. FIS may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period, provided for LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March, 2011, the Term Loan B in March, 2013, and the Revolver in March, 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of .25% of the original principal amount with the remaining balance payable at maturity. As a result of these scheduled and other repayments, the aggregate principal balance of the Term Loan Facilities is now $2.5 billion. In addition to the scheduled amortization, and with certain exceptions, the Term Loan Facilities are subject to mandatory prepayment from excess cash flow, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements and payment of any LIBOR breakage charges if applicable.
     The new credit facilities contain affirmative, negative, and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments and capital expenditures, a minimum interest coverage ratio, and a maximum secured leverage ratio. These financial covenants in the credit agreement include restrictions on the amount of indebtedness that FIS is allowed to incur during the existence of the credit facilities. Except in specified circumstances, subordinated and permitted senior indebtedness are not to exceed an aggregate amount of $100 million. FIS is also required to keep its senior secured leverage ratio at stated ratios for each fiscal quarter beginning with 5.35:1 in the third quarter of 2005 and eventually being reduced to 2.75:1 by the fourth quarter of 2012. The credit facility also calls for FIS to have interest coverage ratios for each fiscal quarter that are not less than 2.75:1 in the third quarter of 2005 and eventually rising to 4.25:1 by the fourth quarter of 2012. FIS is also restricted in the amount of capital expenditures that it can make for any fiscal year. Capital expenditures cannot exceed $260 million for the fiscal year ending in 2006, with the amount allowed eventually rising to $350 million by the fiscal year ending in 2012, excluding additional investments in our announced Brazil joint venture. If FIS does not spend $200 million in capital expenditures in any given fiscal year, the amount of difference may be carried forward and used over the next two fiscal years. The credit agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Upon completion of the Merger, Certegy became a co-borrower and certain of its material subsidiaries became guarantors under these credit facilities. As a result, the combined company is subject to the covenants under those facilities.
     On March 9, 2005, FIS used proceeds from the Term Loans to repay all outstanding principal and interest on a $2.7 billion principal amount promissory note that it distributed to FNF as a dividend on March 8, 2005. On March 9, 2005, FIS also completed its minority interest sale, in which it issued common shares representing a 25% interest in FIS to an investor group for $500 million. FIS used the proceeds of that issuance and the remaining Term Loan proceeds to retire its former revolving credit facility, as described below, and pay expenses relating to the recapitalization and the minority interest sale. These expenses totaled $79.2 million, and included certain fees and expenses of the investor group totaling approximately $41 million. The remaining proceeds from the Term Loans and minority interest sale were retained to use for general corporate purposes.
     In connection with the Merger with Certegy, the Company has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in September 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized on a straight-line basis over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15.

     The Company has a $100 million unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. This facility has a term of 364 days and is renewed annually. There were no amounts outstanding under this facility at March 31, 2006.
     Contractual Obligations
     FIS’s long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’s significant contractual obligations and commitments as of December 31 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Long- term debt (note 12)	$25,193	$52,932	$228,000	$28,000	$28,000	$2,566,000	$2,928,125
Operating leases (note 13)	39,488	43,647	34,487	25,528	15,494	18,554	177,198
Purchase commitment	49,945	50,000	25,000	—	—	—	124,945
Investment commitment	27,100	22,300	60,200	—	—	—	109,600
Data processing agreement obligations (note 13)	30,723	49,232	59,903	63,220	64,887	374,346	642,311

Total	$172,449	$218,111	$407,590	$116,748	$108,381	$2,958,900	$3,982,179

     Off-Balance Sheet Arrangements
     FIS does not have any material off-balance sheet arrangements other than the Wisconsin operating leases disclosed in Note 13 to the Consolidated and Combined Financial Statements and discussed below.
     The Company also has a synthetic lease arrangement (the “Wisconsin Lease”) which is not included in the Company’s consolidated balance sheets with respect to its facilities in Madison, Wisconsin (the “Wisconsin Leased Property”). In connection with the Merger, the term of the Wisconsin Lease was amended so that it is scheduled to expire on December 31, 2006. The original cost to the lessor of the Wisconsin Leased Property when Certegy entered into the Wisconsin Lease was approximately $10.1 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire the Wisconsin Leased Property at its original cost, or to direct the sale of the Wisconsin Leased Property to a third party.
Recent Accounting Pronouncements
     In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which requires that compensation cost relating to share-based payments to be recognized in the financial statements. During 2003, FIS adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. FIS had elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. Since SFAS No. 123 was adopted in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is not significant as all options accounted for under other methods were fully vested as of December 31, 2005.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     FIS is highly leveraged. As of March 31, 2006, it was paying interest on the Term Loan Facilities at a rate of one month LIBOR plus 1.5 to 1.75%, or (6.22-6.47%). At that rate, the annual interest on the remaining $1,847.0 million of debt not swapped into a fixed rate as noted below would be $119.2 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $18.8 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB+.

     On April 11, 2005, FIS entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset of FIS of $7.5 million as of March 31, 2006, which is included in the accompanying consolidated balance sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.
     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies and the current challenging legal environment faced by large corporations.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In the Company’s experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, the Company may experience.

•	The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the Company’s overall financial condition.
     The Company, together with FNF and certain of its employees were named on March 6, 2006 as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”), a Chinese company that formerly acted as a sales agent for Alltel Information Services (“AIS”).
     Grace originally filed a lawsuit in December 2004 in state court in Monterey County, California, alleging that FIS breached the sales agency agreement between Grace and AIS by failing to pay Grace commissions on certain contracts in 2001 and 2003. However, the 2001 contracts were never completed and the 2003 contracts, as to which Grace provided no assistance, were for a different project and were executed one and one-half years after FIS terminated the sales agency agreement with Grace. In addition to its breach of contract claim, Grace also alleged that FNF violated the Foreign Corrupt Practices Act (FCPA) in its dealings with a bank customer in China. FNF denied Grace’s allegations in this California lawsuit.
     In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum, which decision Grace appealed on February 10, 2006. Further, on March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida arising from the same transaction, and added an additional allegation to its complaint that FNF violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. FNF and its subsidiaries intend to defend this case vigorously. On March 7, 2006, FNF filed its motion to dismiss this lawsuit, and on March 27, 2006, FNF filed an answer denying Grace’s underlying allegations and counterclaiming against Grace for tortuous interference and abuse of process.
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
     On July 15, 2004, Sourceprose Corporation (“SP”) filed a complaint in the U.S. District Court, Eastern District of Texas, Marshall Division, against Fidelity National Financial, Inc., (“FNF”) and four of its subsidiaries, Fidelity National Information Solutions, Inc., Fidelity Information Services, Inc., FNIS Flood Services, L.P. (d/b/a LSI Flood Services) and Geotrac, Inc. (collectively, the “Fidelity Defendants”). SP alleged that it is the owner assignee of certain patents covering systems and methods for performing manually assisted flood zone determinations, which have been infringed by the Fidelity Defendants’ use of certain practices within the scope of such patents, including the performance of manually assisted flood zone determinations. On April 12, 2006, SP and the Fidelity defendants entered into a Settlement Agreement resolving the dispute and dismissing the lawsuit.
Item 6. Exhibits
     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006	Fidelity National Information Services, Inc.
	By:	/s/ Jeffrey S. Carbiener
Jeffrey S. Carbiener
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
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