Form 10-Q
period 2006-06-30
Fidelity National Information Services, Inc.
filed 2006-08-09
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of June 30, 2006, 191,408,014 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2006

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated Balance Sheets
(In thousands)

	June 30, 2006	December 31,
	(Unaudited)	2005
Assets
Current assets:
Cash and cash equivalents	$143,694	$133,152
Trade receivables, net of allowance for doubtful accounts of $28.5 million and $17.9 million, respectively, at June 30, 2006 and December 31, 2005	541,782	427,480
Other receivables	148,281	57,365
Settlement deposits	47,826	—
Settlement receivables	32,371	—
Receivable from related party	14,195	9,146
Prepaid expenses and other current assets	118,044	58,228
Deferred income taxes	93,692	105,845

Total current assets	1,139,885	791,216

Property and equipment, net of accumulated depreciation and amortization of $235.4 million and $186.8 million, respectively, at June 30, 2006 and December 31, 2005	300,256	220,425
Goodwill	3,697,900	1,787,713
Intangible assets, net of accumulated amortization of $376.5 million and $292.7 million, respectively, at June 30, 2006 and December 31, 2005	1,092,810	508,780
Computer software, net of accumulated amortization of $273.0 million and $208.9 million, respectively, at June 30, 2006 and December 31, 2005	633,719	451,993
Deferred contract costs	230,143	183,263
Investment in common stock and warrants of Covansys	134,252	136,024
Other noncurrent assets	113,820	109,607

Total assets	$7,342,785	$4,189,021

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$407,700	$309,591
Settlement payables	80,197	—
Current portion of long-term debt	15,629	33,673
Deferred revenues	273,425	254,534

Total current liabilities	776,951	597,798

Deferred revenues	111,927	111,536
Deferred income taxes	399,786	153,193
Long-term debt, excluding current portion	2,863,684	2,530,455
Other long-term liabilities	176,564	88,409

Total liabilities	4,328,912	3,481,391

Minority interest	17,712	13,060

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock $0.01 par value; 600 million shares authorized, 197.4 million and 127.9 million shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,974	1,279
Treasury stock $0.01 par value; 6.0 million shares as of June 30, 2006	(65,086)	—
Additional paid in capital	2,808,242	545,639
Retained earnings	242,358	156,127
Accumulated other comprehensive earnings (loss)	8,673	(8,475)

Total stockholders’ equity	2,996,161	694,570

Total liabilities and stockholders’ equity	$7,342,785	$4,189,021

See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Earnings
(In thousands, except per share amounts)

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Processing and services revenues, including $36.8 million and $27.7 million of revenues from related parties for the three month periods and $69.6 million and $51.4 million of revenues from related parties for the six month periods ended June 30, 2006 and 2005, respectively	$1,021,946	$708,713	$1,922,882	$1,360,293
Cost of revenues, including depreciation and amortization of $97.9 million and $63.6 million for the three month periods and $181.8 million and $128.4 million for the six month periods ended June 30, 2006 and 2005, respectively, and $1.1 million and $0.7 million of expenses to related parties in the three month periods and $1.8 million and $1.4 million for the six month periods ended June 30, 2006 and 2005, respectively	719,718	453,504	1,342,055	883,579

Gross profit	302,228	255,209	580,827	476,714

Selling, general, and administrative expenses, including depreciation and amortization of $12.5 million and $11.8 million, and expenses to related parties of $5.6 million and $12.6 million for the three month periods ended June 30, 2006 and 2005, respectively, and depreciation and amortization of $25.4 million and $22.7 million, and expenses to related parties of $10.5 million and $26.3 million for the six month periods ended June 30, 2006 and 2005, respectively	125,866	109,318	271,595	219,874
Research and development costs	23,646	28,303	51,706	52,239

Operating income	152,716	117,588	257,526	204,601

Other income (expense):
Interest income	1,533	274	3,424	3,036
Interest expense	(49,033)	(36,388)	(92,301)	(49,809)
Other expense, net	866	85	(1,244)	(3,212)

Total other income (expense)	(46,634)	(36,029)	(90,121)	(49,985)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	106,082	81,559	167,405	154,616
Provision for income taxes	40,629	31,380	64,116	59,434

Earnings before equity in earnings of unconsolidated entities and minority interest	65,453	50,179	103,289	95,182
Equity in earnings of unconsolidated entities	259	1,006	2,092	2,244
Minority interest	(317)	2,609	(6)	4,254

Net earnings	$66,029	$48,576	$105,387	$93,172

Net earnings per share — basic	$0.34	$0.38	$0.58	$0.73

Weighted average shares outstanding — basic	192,224	127,920	181,168	127,920

Net earnings per share — diluted	$0.34	$0.38	$0.57	$0.73

Weighted average shares outstanding — diluted	195,374	127,920	184,242	127,920

See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Comprehensive Earnings
(In thousands)

	Three month periods		Six month periods
	ended June 30,		ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net earnings	$66,029	$48,576	$105,387	$93,172
Other comprehensive earnings (loss):
Unrealized loss on Covansys warrants(1)	(8,742)	(11,503)	(1,225)	(10,237)
Unrealized gain (loss) on interest rate swaps(2)	955	(3,772)	3,240	(3,772)
Unrealized gain (loss) on foreign currency translation	13,895	(6,678)	15,133	(14,323)

Other comprehensive earnings (loss)	6,108	(21,953)	17,148	(28,332)

Comprehensive earnings	$72,137	$26,623	$122,535	$64,840

(1)	Net of income tax benefit of $5.4 million and $7.2 million for the three month periods and $0.7 million and $6.4 million for the six month periods ended June 30, 2006 and 2005, respectively.

(2)	Net of income tax expense (benefit) of $0.6 million and $(2.3) million for the three month periods and $2.0 million and $(2.3) million for the six month periods ended June 30, 2006 and 2005, respectively.
See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

							Accumulated
					Additional		other	Total
	Common	Common	Treasury	Treasury	Paid in	Retained	comprehensive	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	earnings (loss)	Equity
Balances, December 31, 2005	127,920	$1,279	—	$—	$545,639	$156,127	$(8,475)	$694,570
Net earnings	—	—	—	—	—	105,387	—	105,387
Dividends paid	—	—	—	—	—	(19,156)	—	(19,156)

Certegy acquisition	69,507	695	(5,964)	(60)	2,173,311	—	—	2,173,946
Exercise of stock options	—	—	1,673	17	37,446	—	—	37,463
Tax benefit associated with exercise of stock options	—	—	—	—	8,314	—	—	8,314
Stock-based compensation	—	—	—	—	32,788	—	—	32,788

Purchases of treasury stock			(1,728)	(65,043)				(65,043)
National NY contribution from FNF			—		10,744			10,744
Unrealized gain on investments and derivatives, net	—	—	—	—	—	—	2,015	2,015
Unrealized gain on foreign currency translation	—	—	—	—	—	—	15,133	15,133

Balances, June 30, 2006	197,427	$1,974	(6,019)	$(65,086)	$2,808,242	$242,358	$8,673	$2,996,161

See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Cash Flows
(In thousands)

	Six month periods ended
	June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$105,387	$93,172
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	207,169	151,103
Gain on sale of assets	(1,244)	—
Stock-based compensation	32,788	11,454
Deferred income taxes	(33,065)	30,714
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade receivables	78,347	(1,588)
Net increase in prepaid expenses and other assets	(39,211)	(6,386)
Net increase in deferred revenue	13,782	30,196
Net increase in deferred contract costs	(73,894)	(36,010)
Net decrease in accounts payable, accrued liabilities and other liabilities	(65,521)	(56,236)

Net cash provided by operating activities	224,538	216,419

Cash flows from investing activities:
Additions to property and equipment	(55,898)	(44,460)
Additions to capitalized software	(93,522)	(61,435)
Other investing activities	(227)	7,695
Acquisitions, net of cash acquired	122,512	—

Net cash used in investing activities	(27,135)	(98,200)

Cash flows from financing activities:
Borrowings	208,000	2,885,200
Debt service payments	(352,776)	(660,168)
Capitalized debt issuance costs	(5,059)	(33,540)
Sale of stock, net of transactions costs	—	454,336
Dividends paid	(19,156)	(2,700,000)
Income tax benefit from exercise of stock options	8,314	—
Stock options exercised	37,463	—
Treasury stock purchases	(65,043)	—
Net contribution from FNF	1,396	—

Net cash used in financing activities	(186,861)	(54,172)

Net increase in cash and cash equivalents	10,542	64,047
Cash and cash equivalents, beginning of year	133,152	190,888

Cash and cash equivalents, end of year	$143,694	$254,935

Cash paid for interest	$91,908	$38,036

Cash paid for taxes	$42,895	$11,918

See accompanying notes to the consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)—Continued
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
(1) Basis of Presentation
     Fidelity National Information Services, Inc. (“FIS” or the “Company”) is a leading provider of technology solutions, processing services, and information-based services to the financial services industry. The Company’s formation began in early 2004 and was substantially completed on March 8, 2005, when all the entities, assets and liabilities that are included in these Consolidated and Combined Financial Statements were organized under one legal entity, except Certegy Inc. (as discussed below). The formation was accomplished through the contribution of entities and operating assets and liabilities to a newly formed subsidiary of Fidelity National Financial, Inc. (“FNF”). The Consolidated and Combined Financial Statements included herein reflect the historical financial position, results of operations and cash flows of the businesses included in the formation. On February 1, 2006, the Company completed the Merger with Certegy Inc. (“Certegy”) (the “Merger”) (note 5) which was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of Certegy. The results of operations of Certegy are only included since the acquisition date.
     As a result of the Merger, each outstanding share of FIS common stock was exchanged for 0.6396 shares of common stock of Certegy, which has a par value of $0.01 per share. All share and per share amounts disclosed in these financial statements and footnotes for periods prior to February 1, 2006 are presented as converted by the exchange ratio used in the Merger.
     Shortly after consummating the Merger, the Company implemented a new organizational structure, which resulted in the formation of new operating segments beginning with the reporting of results for the first quarter of 2006 (note 17). Effective as of February 1, 2006, the Company’s reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This structure reflects how the businesses are managed consistent with the new operating structure adopted following the Merger. The primary components of the TPS segment are Certegy’s former reportable segments of Card and Check Services and the financial institution processing businesses of FIS’s former Financial Institution Software and Services segment (Enterprise Solutions, Integrated Financial Solutions, and International operations). The primary components of the LPS segment are Mortgage Processing and Information Services, which include the mortgage lender processing component of FIS’s former Financial Institution Software and Services segment, and FIS’s former Lender Services, Default Management, and Information Services segments.
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
(2) Combination with FNF
     As previously announced, the Company entered into an agreement and plan of merger with FNF on June 25, 2006 (the “ Merger Agreement”). This merger is one step in a plan that will eliminate FNF’s holding company structure and majority ownership of FIS. Pursuant to the Merger Agreement, FNF will merge with and into FIS (the “FNF Merger”), with FIS continuing as the surviving corporation following the consummation of the FNF Merger. In consideration for the FNF Merger, FNF stockholders will receive FIS stock for their FNF shares following the transfer of certain of FNF’s assets and liabilities to FNT and the distribution of FNF’s ownership stake in FNT to FNF stockholders (collectively the “Proposed Transactions”). Also, on June 25, 2006, FNF entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with FNT, providing for the completion of the Proposed Transactions. Pursuant to the SEDA and after the completion of all of the transactions, FNT, which will consist of FNF’s current specialty insurance and Sedgwick business lines in addition to FNT’s current title insurance business, will be renamed Fidelity National Financial, Inc. (“New FNF”) and will trade under the symbol FNF. Current FNF Chairman and CEO William P. Foley, II, will assume the same positions in New FNF and serve as Executive Chairman of FIS, and other key members of FNF senior management will continue their involvement in both New FNF and FIS in executive capacities. Completion of the transaction will be subject to a number of conditions, including but not limited to: the receipt of a private letter ruling from the Internal Revenue Service and a tax opinion from FNF’s tax advisor; the receipt of all necessary shareholder approvals; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)—Continued
FNT and for the spin-off of FNF’s ownership in FNT; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and other conditions set forth in the definitive agreements for the transactions. FIS expects the FNF Merger and the other related transactions to close late in the third quarter or early in the fourth quarter of 2006.
     U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, Financial Accounting Standards Board Technical Bulletin 85-5, “Issues Relating to Accounting for Business Combinations” provides that if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the proposed FNF Merger, the minority interest of FIS does not change and, in substance, the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest has not taken place, the exchange should be accounted for based on the carrying amounts of FIS’s assets and liabilities.
(3) Summary of Significant Accounting Policies
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
     All dollar amounts presented in these notes and in the accompanying Consolidated and Combined Financial Statements (except per share amounts) are in thousands unless indicated otherwise.
          (b) Transactions with Related Parties
     The Company has historically conducted business with FNF and its majority-owned subsidiary, Fidelity National Title Group, Inc. (“FNT”). In March 2005, in connection with the recapitalization and sale of equity interest (see note 4), the Company entered into various agreements with FNF and FNT under which the Company will continue to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with FNF under which FNF and FNT will continue to provide corporate services to the Company. On February 1, 2006, in connection with the closing of the Certegy Merger (see note 5), many of these agreements were amended and restated. The amended and restated agreements are based substantially on the same versions of the agreements that were originally executed in March 2005. These agreements are being evaluated in relation to the merger agreement with FNF mentioned previously, but the economic terms of such agreements will not change significantly. A summary of these agreements is as follows:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)—Continued
•	Agreement to provide data processing services. This arrangement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and FNT. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years with an option to renew for one or two additional years.

•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which the Company will be paid for maintaining, managing and updating title plants owned by FNT’s title underwriters in certain parts of the country. This business requires, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sells property information to title underwriters which are subsidiaries of FNT as well as to various unaffiliated customers. In the case of the maintenance agreement, the Company is responsible for the costs of keeping the title plant assets current and functioning and in return receives the revenue generated by those assets. The Company will pay FNT a royalty fee of 2.5% to 3.75% of the revenues received. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter).

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company will be paid for providing software development and services to FNT which consist of developing software for use in the title operations of FNT.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNT, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF and FNT to provide corporate services to the Company. These agreements provide for FNF and FNT to continue to provide general management, accounting, treasury, tax, finance, legal, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate support to the Company. The pricing of these services will be at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF or FNT in providing such services based on estimates that FNF, FNT and the Company believe to be reasonable.

•	Licensing, leasing and cost sharing agreements. These agreements provide for the reimbursement of certain amounts to FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies by the Company on behalf of title insurance underwriters owned by FNT and subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $18.2 million and $19.1 million for the three month periods and $36.9 million and $38.1 million for the six month periods ended June 30, 2006 and 2005, respectively, representing commissions on title insurance policies written by the Company on behalf of title insurance subsidiaries of FNT. These commissions are equal to 88% of the total title premium from title policies that the Company places with subsidiaries of FNT. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNT issue as part of the foreclosure process on a defaulted loan.
A detail of related party items included in revenues and expenses is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)—Continued

	Three month period ended		Six month period ended
	June 30,		June 30,
	2006	2005	2006	2005
Data processing services revenue	$17.7	$13.1	$34.6	$24.7
Title plant information revenue	6.2	7.6	11.8	14.2
Software revenue	9.9	3.8	17.3	6.6
Other real-estate related services	3.0	3.2	5.9	5.9

Total revenues	$36.8	$27.7	$69.6	$51.4

These amounts represent revenues from FNF and/or FNT for which we earn margins that are comparable to what FIS earns from other third parties.

	Three month period ended		Six month period ended
	June 30,		June 30,
	2006	2005	2006	2005
Title plant royalty expense	$1.1	$0.7	$1.8	$1.4
Rent expense	—	2.2	—	5.0
Corporate services	2.1	6.3	4.5	13.9
Licensing, leasing and cost sharing agreement	3.5	4.1	6.0	7.4

Total expenses	$6.7	$13.3	$12.3	$27.7

These amounts represent expenses from FNF and/or FNT that are comparable to what FIS pays to other third parties.
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
          (d) Fair Value of Financial Instruments
     The fair values of financial instruments, which include trade receivables and long-term debt, approximate their carrying values. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company intends to hold such instruments to maturity. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps, warrants and several put and call options relating to certain majority-owned subsidiaries (see note 3(e)).
          (e) Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended. During 2005 and 2006, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)—Continued
value of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in other non-current assets and or other long term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan B facility. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
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
          (f) Trade Receivables, net
     A summary of trade receivables, net, at June 30, 2006 and December 31, 2005 is as follows (in thousands):

	June 30,	December 31,
	2006	2005
Trade receivables — billed	$463,534	$348,031
Trade receivables — unbilled	106,709	97,392

Total trade receivables	570,243	445,423
Allowance for doubtful accounts	(28,461)	(17,943)

Total trade receivables, net	$541,782	$427,480

     Settlement Deposits, Receivables, and Payables. The Company records settlement receivables and payables that result from timing differences in the Company’s settlement process with merchants, financial institutions, and credit card associations related to merchant and card transaction processing and third-party check collections. Cash held by FIS associated with this settlement process is classified as settlement deposits in the Consolidated Balance Sheets.
     The Company has a $100 million unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. This facility has a term of 364 days and is renewed annually. There were no amounts outstanding under this facility at June 30, 2006.
          (g) Other receivables
     Other receivables represent amounts due from consumers related to deferred debit processing services offered in Australia and the U.K, amounts due from financial institutions for the settlement of transactions in our cash access business, fees due from financial institutions related to our property exchange facilitation business, and income taxes receivable. The carrying value for these receivables approximates their fair value.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)—Continued
indefinite useful lives should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company measures for impairment on an annual basis during the fourth quarter using a September 30th measurement unless circumstances require a more frequent measurement.
          (i) Long-lived Assets
     SFAS No. 144 requires that long-lived assets and intangible assets with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset.
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
     Capitalized software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), or with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release of the products (for SFAS No. 86 software) and the date placed in service for purchased software (for SOP No. 98-1 software). Software development costs (for SFAS No. 86 software) are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life.
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
     If the products and services are software related products and services as determined under AICPA’s SOP 97-2 Software Revenue Recognition (“SOP 97-2”), and SOP 98-9 Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”) the Company applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.
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
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). Under the fair-value method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $4.8 million and $7.1 million for the three month periods and $32.8 million and $11.5 million for the six month periods ended June 30, 2006 and 2005, respectively, which is included in selling, general, and administrative expense in the Consolidated and Combined Statements of Earnings. The six month period ended June 30, 2006 included stock compensation expense of $24.5 million relating to the FIS performance based options granted on March 9, 2005 for which the performance and market based criteria for vesting were met during the period. There was no material impact of adopting SFAS No. 123R as all options related to the Company’s employees from FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS 123 or SFAS 123R.
     The following table illustrates the effect on net earnings for the three and six months period ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards held by FIS employees, including those that were issued prior to the adoption of SFAS 123 (in thousands):

	Three month period ended	Six month period ended
	June 30, 2005	June 30, 2005
Net earnings, as reported	$48,576	$93,172
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	4,418	7,080
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(4,572)	(7,300)

Pro forma net earnings	$48,422	$92,952

Earnings per share:
Basic and Diluted— as reported and pro forma	$0.38	$0.73

          (q) Foreign Currency Translation
     The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statement of Stockholders’ Equity and are excluded from net earnings. Realized gains or losses resulting from other foreign currency transactions are included in other income (expense) and are insignificant in the six month periods ended June 30, 2006 and 2005.
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
          (s) Unaudited Net Earnings per Share
     Unaudited net earnings per share is calculated for all periods presented using the 200 million shares of FIS outstanding following its recapitalization on March 9, 2005, as adjusted by the exchange ratio of 0.6396 (127.9 million shares) for the Merger with Certegy Inc. on February 1, 2006 (see Note 5). The basic weighted average shares and common stock equivalents for the six month period ended June 30, 2006 only include the shares and options that were previously outstanding at Certegy from February 1, 2006 through June 30, 2006. If these shares and options had been outstanding for the entire six months of 2006, basic weighted average shares outstanding would have been approximately 192.0 million, common stock equivalents would have been 3.2 million and weighted average shares on a diluted basis would have been 195.2 million.

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic and diluted net earnings	$66,029	$48,576	$105,387	$93,172
Weighted average shares outstanding — basic	192,224	127,920	181,168	127,920
Plus: Common stock equivalent shares assumed from conversion of options	3,150	—	3,074	—

Weighted average shares outstanding — diluted	195,374	127,920	184,242	127,920

Basic net earnings per share	$0.34	$0.38	$0.58	$0.73

Diluted net earnings per share	$0.34	$0.38	$0.57	$0.73

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(4) Recapitalization of FIS and Sale of Equity Interest
     On March 9, 2005, the recapitalization of FIS was completed through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”). The Company fully drew upon the entire $2.8 billion in Term Loan Facilities to complete the recapitalization while the Revolver remained undrawn at the closing. The current interest rate on the Term Loan A Facility and the Term Loan B Facility is LIBOR plus 1.25% (6.42% at June 30, 2006) and LIBOR plus 1.75% (6.92% at June 30, 2006), respectively. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders which provided the new senior credit facilities.
     Concurrently, FIS sold a 25 percent equity interest to an investment group led by Thomas H. Lee Partners (THL) and Texas Pacific Group (TPG). The Company issued a total of 32 million shares of common stock of FIS (as converted for the Merger) to the investment group for a total purchase price of $500 million. A new Board of Directors was created at FIS, with William P. Foley, II, current Chairman and Chief Executive Officer of FNF, serving as Chairman and Chief Executive Officer of FIS. FNF appointed four additional members to the FIS Board of Directors, while each of THL and TPG appointed two directors. On February 1, 2006 the Company completed its Merger with Certegy and further changes were made to the Board of Directors and Lee Kennedy was appointed President and CEO of FIS (see note 5). The following steps were undertaken to consummate the recapitalization plan and equity interest sale. On March 8, 2005, the Company declared and paid a $2.7 billion dividend to FNF in the form of a note. On March 9, 2005, the Company borrowed $2.8 billion under its new senior credit facilities and then paid FNF $2.7 billion, plus interest in repayment of the note. The equity interest sale was then closed through the payment of $500 million from the investment group led by THL and TPG to the Company. The Company then repaid approximately $410 million outstanding under its November 8, 2004 credit facility. Finally, the Company paid all expenses related to the transactions. These expenses totaled $79.2 million, consisting of $33.5 million in financing fees and $45.7 million in fees relating to the equity interest sale, including placement fees payable to the investors.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(5) Acquisitions
     The results of operations and financial position of the entities acquired during the six month period ended June 30, 2006 are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on third party valuations with any excess cost over fair value being allocated to goodwill. There were no significant acquisitions completed during the six month period ended June 30, 2005.
  Certegy Inc.
     On September 14, 2005, the Company entered into a definitive merger agreement with Certegy under which the Company and Certegy combined operations to form a single publicly traded company called Fidelity National Information Services, Inc. (NYSE:FIS). Certegy was a payment processing company headquartered in St. Petersburg, Florida. On January 26, 2006, Certegy’s shareholders approved the Merger which was subsequently consummated on February 1, 2006.
     Under the terms of the merger agreement, the Company was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all of the Company’s outstanding stock was converted into Certegy common stock. As a result of the Merger:
•	The Company’s pre-merger shareholders owned approximately 67.4% of the Company’s outstanding common stock immediately after the Merger, while Certegy’s pre-merger shareholders owned approximately 32.6%;

•	FNF and its subsidiaries now own approximately 51.0% of the Company’s outstanding common stock; and

•	The Company’s board of directors was reconstituted so that a majority of the board now consists of directors designated by the Company’s shareholders.
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
     The purchase price was based on the number of outstanding shares of common stock of Certegy on February 1, 2006, the date of consummation of the Merger, valued at $33.38 per share (which was the average of the trading price of Certegy common stock two days before and two days after the announcement of the Merger on September 15, 2005 of $37.13, less the $3.75 per share special dividend declared prior to closing). The purchase price also included the estimated fair value of Certegy’s stock options and restricted stock units outstanding at the transaction date.

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

$2,181.1

     The purchase price has been allocated to Certegy’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of February 1, 2006. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation is as follows (in millions):

Cash	$376.3
Trade and other receivables	241.2
Land, buildings, and equipment	72.4
Other assets	139.8
Computer software	143.6
Intangible assets	657.5
Goodwill	1,888.9
Liabilities assumed	(1,338.6)

Total purchase price	$2,181.1

     The allocation of the purchase price to intangible assets, including computer software, is based on studies and valuations that are currently being finalized. Such purchase accounting adjustments may be refined as additional information becomes available.
     The following table summarizes the liabilities assumed in the Merger (in millions):

Notes payable and capital lease obligations	$222.8
Deferred income taxes	260.4
Dividends payable	236.6
Dividend bridge loan	239.0
Liabilities associated with pension, SERP, and postretirement benefit plans	32.6
Estimated severance payments to certain Certegy employees	10.0
Estimated employee relocation and facility closure costs	9.5
Other merger related	28.5
Other operating liabilities	299.2

$1,338.6

     In connection with the Merger, the Company announced that it will terminate and settle the Certegy U.S. Retirement Income Plan (pension plan). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The final settlement will not occur until after an IRS determination has been obtained, which is expected to be received in 2007. In addition to the pension plan obligation, the Company assumed liabilities for Certegy’s Supplemental Executive Retirement Plan (“SERP”) and Postretirement Benefit Plan. The total liability recorded as part of the purchase price allocation related to all three plans, net of the fair value of plan related assets, was $32.6 million.
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
     Also, the Merger triggered the performance criteria relating to FIS’s performance stock option grant made in March 2005 and these awards vested when the trading value of the Company’s stock remained above $31.27 for 45 consecutive trading days following the Merger. As a result, the Company recorded a charge of $24.1 million in the first quarter of 2006 and recorded an additional $0.4 million in the second quarter of 2006 relating to these options that became fully vested on April 7, 2006.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
  Kordoba
     On September 30, 2005, the Company completed a step acquisition and acquired the remaining 25.1% of KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, or Kordoba, a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG (Siemens). The original purchase of 74.9% was completed September 30, 2004. The total acquisition price was $163.2 million in cash (which includes $39.7 million for the minority interest purchase). The Company recorded the Kordoba acquisition based on its proportional share of the fair value of the assets acquired and liabilities assumed on the respective purchase dates.
     The assets acquired and liabilities assumed in the Kordoba acquisition (including the 25.1% minority interest acquisition) were as follows (in thousands):

Tangible assets	$122,938
Computer software	34,039
Intangible assets	35,372
Goodwill	105,664
Liabilities assumed	(134,767)

Total purchase price	$163,246

     Selected unaudited pro forma combined results of operations for the six month periods ended June 30, 2006 and 2005, assuming the Certegy Merger and the Kordoba minority interest acquisition had occurred as of January 1, 2005, and using actual general and administrative expenses prior to the acquisition are set forth below (in thousands):

	Six month periods ended
	June 30,
	2006	2005
Total revenue	$2,015,797	$1,898,774
Net earnings	$59,156	$104,379
Pro forma earnings per share — basic	$0.30	$0.55
Pro forma earnings per share — diluted	$0.30	$0.55
     The June 30, 2006 pro forma results include pretax merger related costs recorded in January 2006 by Certegy of $79.7 million and a pretax charge of $24.5 million related to FIS performance-based stock compensation.
Other Transactions:
  Banco Bradesco S.A. and Banco ABN AMRO Real
     On March 28, 2006, the Company signed a definitive agreement to form a venture with Banco Bradesco S.A. and Banco ABN AMRO Real to provide comprehensive, fully outsourced credit and prepaid card processing services to Brazilian card issuers. This venture will position the Company as the leading third-party card processor in Brazil. The Company will make investments of approximately $100 million through 2008, including $25 million in 2006, and will transfer ownership of its existing Brazilian card operation to the new venture. This venture is consolidated into the Company’s financial statements based on the Company’s controlling interest in the venture.
  FastFunds
     On February 1, 2006, the Company acquired certain assets of FastFunds, and its wholly-owned subsidiary Chex Services, for $14.0 million in cash. FastFunds, through Chex Services, provides comprehensive cash access services including check cashing, automated teller machine access, and credit and debit card cash advance services to approximately 50 casinos in the U.S., Canada and the Caribbean.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(6) Investment in Covansys Corporation
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
     An unaudited summary consolidated balance sheet of Covansys for June 30, 2006 and December 31, 2005 is as follows (in thousands):

	June 30,	December 31,
	2006	2005
Current assets	$212,793	$204,637
Property and equipment	34,292	36,656
Goodwill	22,454	21,893
Other assets	8,695	8,075

Total assets	$278,234	$271,261

Current liabilities	$59,607	$59,727
Other liabilities	5,042	3,674
Shareholders’ equity	213,585	207,860

Total liabilities and shareholders’ equity	$278,234	$271,261

     An unaudited summary income statement for Covansys for the three and six month periods ended June 30, 2006 and 2005 is as follows (in thousands):

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$117,981	$108,708	$227,758	$212,981
Net income	$10,339	$11,248	$15,296	$19,305

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(7) Property and Equipment
     Property and equipment as of June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land	$20,731	$9,235
Buildings	107,207	90,031
Leasehold improvements	46,186	33,779
Computer equipment	274,121	212,790
Furniture, fixtures, and other equipment	87,415	61,435

	535,660	407,270
Accumulated depreciation and amortization	(235,404)	(186,845)

	$300,256	$220,425

     Depreciation and amortization expense on property and equipment amounted to $25.1 million and $15.3 million for the three month periods and $48.6 million and $31.0 million for the six month periods ended June 30, 2006 and 2005, respectively.
     The Company, through the Merger with Certegy (note 5), is the tenant of certain real property located in St. Petersburg, Florida (the “Florida Leased Property”) pursuant to the terms of a synthetic lease agreement entered into by Certegy on December 30, 1999 (the “Florida Lease”) with a variable interest entity (the “VIE”), as landlord. The term of the Florida Lease expires on September 17, 2009, but can be renewed through September 17, 2014. In accordance with certain provisions of FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), the value of the property, equipment and debt related to the VIE is included in the Company’s consolidated balance sheet at the fair value on the date of acquisition. At June 30, 2006, the book value of the land, building and leasehold improvements related to the VIE which is included in the Consolidated Balance Sheet was $28.3 million, net of accumulated depreciation.
(8) Goodwill
     Changes in goodwill, net of purchase accounting adjustments, during the six month periods ended June 30, 2006 are summarized as follows (in thousands):

	Transaction	Lender
	Processing	Processing
	Services	Services	Total
Balance, December 31, 2005	$706,432	$1,081,281	$1,787,713
Goodwill acquired during 2006	1,910,187	—	1,910,187

Balance, June 30, 2006	$2,616,619	$1,081,281	$3,697,900

(9) Intangible Assets
     Intangible assets, as of June 30, 2006, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$1,227,899	$376,548	$851,351
Trademarks	241,459	—	241,459

	$1,469,358	$376,548	$1,092,810

     Intangible assets, as of December 31, 2005, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$756,403	$292,731	$463,672
Trademarks	45,108	—	45,108

	$801,511	$292,731	$508,780

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     Amortization expense for intangible assets with definite lives was $44.0 million and $33.4 million for the three month periods and $83.8 million and $68.2 million for the six month periods ended June 30, 2006 and 2005, respectively. Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods.
(10) Computer Software
     Computer software as of June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Software from business acquisitions	$470,880	$327,346
Capitalized software development costs	358,059	264,537
Purchased software	77,774	69,040

Computer software	906,713	660,923
Accumulated amortization	(272,994)	(208,930)

Computer software, net of accumulated amortization	$633,719	$451,993

     Amortization expense for computer software was $35.2 million and $21.7 million for the three month periods and $64.1 million and $45.1 million for the six month periods ended June 30, 2006 and 2005, respectively.
(11) Deferred Contract Costs
     A summary of deferred contract costs as of June 30, 2006 and December 31, 2005 is as follows (in thousands):

	June 30,	December 31,
	2006	2005
Installations and conversions in progress	$64,323	$48,574
Installations and conversions completed, net	135,634	116,381
Other, net	30,186	18,308

Total deferred contract costs	$230,143	$183,263

     Amortization of deferred contract costs was $6.1 million and $4.9 million for the three month periods and $10.7 million and $6.8 million for the six month periods ended June 30, 2006 and 2005, respectively.
(12) Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities as of June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Salaries and incentives	$79,376	$96,492
Accrued benefits	35,473	24,346
Trade accounts payable	78,175	43,648
Accrued merger related costs	26,851	—
Other accrued liabilities	187,825	145,105

	$407,700	$309,591

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(13) Long-Term Debt
     Long-term debt as of June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (6.92% at June 30, 2006), 0.25% quarterly principal amortization, due March 2013	$1,730,000	$1,760,000
Term Loan A Facility, secured, interest payable at LIBOR plus 1.25% (6.42% at June 30, 2006), 0.25% quarterly principal amortization, due March 2011	790,000	794,000
Unsecured notes, net of discount, interest payable semiannually at 4.75%, due September 2008	194,779	—
Revolving credit facility, secured, interest payable at LIBOR plus 1.25% (Eurodollar borrowings) and Prime plus 0.25% (Base Rate borrowings), (6.57% and 8.50% at June 30, 2006) unused portion of $270,000 at June 30, 2006, maturing March 2011	130,000	—
Other promissory notes with various interest rates and maturities	34,534	10,128

	2,879,313	2,564,128
Less current portion	(15,629)	(33,673)

Long-term debt, excluding current portion	$2,863,684	$2,530,455

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
     Through the Merger with Certegy, the Company has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15.
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
     The credit facilities contain affirmative, negative, and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments and capital expenditures, a minimum interest coverage ratio, and a maximum secured leverage ratio. The Company’s management believes that the Company is in compliance with all covenants related to the credit agreements at June 30, 2006.
     On April 11, 2005, the Company entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350 million of the Term Loan B Facility. The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133. The estimated fair value of the cash flow hedges results in an asset to the Company of $10.6 million and $5.2 million, as of June 30, 2006 and December 31, 2005, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan B Facility. The Company’s existing cash flow hedges are highly effective and there is no

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
     Principal maturities for the remaining six months ending December 31, 2006 and the twelve months of each of the following years and thereafter are as follows (in thousands):

2006	$11,630
2007	22,540
2008	222,779
2009	50,364
2010	28,000
Thereafter	2,544,000

Total	$2,879,313

(14) Commitments and Contingencies
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
     The Company, together with FNF and certain of its employees, were named on March 6, 2006 as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”), a Chinese company that formerly acted as a sales agent for Alltel Information Services (“AIS”).
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
     In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum. Further, on March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida arising from the same transaction, and added an additional allegation to its complaint that FNF violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. FNF and its subsidiaries intend to defend this case vigorously. On March 7, 2006, FNF filed its motion to dismiss this lawsuit, and on March 27, 2006, FNF filed an answer denying Grace’s underlying allegations and counterclaiming against Grace for tortious interference with contract and abuse of process. These motions have all been fully briefed and are pending before the Court. A pretrial management order has been entered providing for discovery, pretrial motion deadlines, and, if necessary, a trial in the later part of 2007.
     FNF and its counsel have investigated these allegations and, based on the results of the investigations, FNF does not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on FNF’s or any of its subsidiaries’ financial position, results of operations or cash flows. FNF and its subsidiaries, including FIS, have fully cooperated with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.
     On July 15, 2004, Sourceprose Corporation (“SP”) filed a complaint in the U.S. District Court, Eastern District of Texas, Marshall Division, against FNF and four of the Company’s subsidiaries, Fidelity National Information Solutions, Inc., Fidelity Information Services, Inc., FNIS Flood Services, L.P. (d/b/a LSI Flood Services) and Geotrac, Inc. (collectively, the “Fidelity Defendants”). SP alleged that it is the owner assignee of certain patents covering systems and methods for performing manually assisted flood zone determinations, which have been infringed by the Fidelity Defendants’ use of certain practices within the scope of such patents, including the performance of manually assisted flood zone determinations. On April 12, 2006, SP and the Fidelity defendants entered into a Settlement Agreement resolving the dispute and dismissing the lawsuit.
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
  Escrow Arrangements
     In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated and Combined Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances, which amounted to $2.7 billion at June 30, 2006. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2006 related to these arrangements.
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
     Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2010, and thereafter in the aggregate, are as follows (in thousands):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued

2006	$26,325
2007	43,647
2008	34,487
2009	25,528
2010	15,494
Thereafter	18,554

Total	$164,035

     In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $15 million per year which renew on a short-term basis.
     Rent expense incurred under all operating leases during the three and six month periods ended June 30, 2006 and 2005 was $15.9 million and $14.7 million, and $31.2 million and $32.6 million, respectively.
     Data Processing Services Agreements. The Company, through the Merger with Certegy (Note 5), has agreements with IBM and Proceda, which expire between 2007 and 2017, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements is approximately $637.7 million as of June 30, 2006. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs as a result of the Merger. The Company is in the process of evaluating certain of these agreements and, as part of the integration plans resulting from the Merger, may ultimately terminate some of these agreements. The Company must pay a termination charge in the event of such a termination.
     Synthetic Leases. As discussed in Note 7, the Company is the tenant of the Florida Leased Property. The original cost to the lessor of the Florida Leased Property when Certegy entered into the Florida Lease was approximately $23.2 million. Subject to the satisfaction of certain conditions, upon the expiration (or any earlier termination) of the Florida Lease, the Company will be obligated to acquire the Florida Leased Property at its original cost.
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
     The Florida Lease was subsequently amended on April 28, 2006 to (i) provide the lender with the right to obtain appraisals on the Florida Leased property in the future; and (ii) if the current value of the Florida Leased Property (as reflected in the most recently obtained appraisal) is not sufficient for the original cost of the Florida Leased Property to constitute no more than 70% of the current value, provide the Lender with the right to demand that the Company (at the Company’s election) either prepay the lease balance or provide cash collateral so that after giving effect to such prepayment or cash collateral the current value of the Florida Lease Property (as reflected in such appraisal) is sufficient for the original cost of the Florida Leased Property to constitute no more than 70% of the current value.
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
(15) Employee Benefit Plans
  Stock Option Plans
     In 2005, the Company adopted the Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (the “Plan”). As of June 30, 2006, there were 8,154,745 options outstanding under this plan at a strike price of $15.63 per share (as adjusted for the .6396 exchange ratio in the Certegy transaction). These stock options were granted at the fair value of the Company’s stock on the grant date based on the price for which the Company sold 32 million shares (a 25% interest) to the financial sponsors in the recapitalization transaction on March 9, 2005. The Plan provides for the grant of stock options and restricted stock, representing up to 10,371,892 shares. The options granted thus far under this plan have a term of 10 years and vest over either a 4 or 5 year period (the “time-based options”) on a quarterly basis or based on specific performance criteria (the “performance-based options”). The time-based options vest with respect to 1/16 or 1/20 of the total number of shares subject to such time-based options on the last day of each fiscal quarter. The performance-based options vest for certain key employees in the event of a change in control or after an initial public offering solely if one of the following targets shall be met: (a) 50% of the total number of shares subject to such performance based options vest if the public trading value of a share of common stock equals at least $27.36 and (b) 100% of the total number of shares subject to such performance based options will vest if the public trading value of a share of common stock equals at least $31.27, provided the optionee’s service has not terminated prior to the applicable vesting date. For the remaining employees, vesting of the performance-based options occurs in the event of a change in control or an initial public offering and if the public trading value of common stock equals at least $31.27 provided the optionee’s service with FIS has not terminated prior to the applicable vesting date.
     Through the Merger with Certegy, the Company assumed the Certegy Inc. Stock Incentive Plan that provides for the issuance of qualified and non-qualified stock options to officers and other key employees at exercise prices not less than market on the date of grant. All options and awards outstanding prior to the Merger under the Certegy Plan were fully vested as of the Merger date. As part of the Merger, the Certegy shareholders approved amendments to the plan and approved an additional 6 million shares to be made available under the plan. During the period from February 1, 2006 through June 30, 2006, the Company has granted 1,912,500 options under this plan. There were 5,417,449 options outstanding under this plan at June 30, 2006.
     Certain FIS employees are participants in FNF’s stock-based compensation plans, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under these plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. There were no FNF options granted to FIS employees in the six month periods ended June 30, 2006 and 2005. The Company recorded expense relating to FNF options of $0.6 million and $3.6 million in the three month periods and $1.5 million and $7.4 million in the six month periods ended June 30, 2006 and 2005, respectively, relating to FNF options granted prior to 2005.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following schedule summarizes the stock option activity for the six months ended June 30, 2006:

		Weighted
		Average
	Shares	Exercise Price
Balance, December 31, 2005	8,985,421	$15.63
Assumed in Certegy Merger	4,419,788	27.23
Granted	1,912,500	38.60
Former Certegy Options Exercised	(902,097)	28.39
FIS Options Exercised	(765,264)	15.63
Cancelled	(78,154)	18.26

Balance, June 30, 2006	13,572,194	$21.78

     The intrinsic value of options exercised during the six months ended June 30, 2006 was $27.1 million. There were no options exercised during the six months ended June 30, 2005.
     The following table summarizes information related to stock options outstanding and exercisable as of June 30, 2006:

Outstanding Options					Exercisable Options
		Weighted		Intrinsic		Weighted		Intrinsic
		Average	Weighted	Value at		Average	Weighted	Value at
	Number	Remaining	Average	June 30,	Number	Remaining	Average	June 30,
	of	Contractual	Exercise	2006 (in	of	Contractual	Exercise	2006 (in
Range of Exercise Price	Options	Life	Price	thousands)	Options	Life	Price	thousands)
$15.63-$15.63	8,154,745	8.75	$15.63	$161,219	4,994,766	8.75	$15.63	$98,747
$16.03-$18.22	608,284	3.86	17.13	11,111	608,284	3.86	17.13	11,111
$19.20-$22.99	545,247	5.08	21.99	7,310	545,247	5.08	21.99	7,310
$24.09-$29.38	538,468	4.12	26.32	4,890	538,468	4.12	26.32	4,890
$29.74-$30.56	296,926	4.47	29.77	1,673	296,926	4.47	29.77	1,673
$31.94-$31.94	712,365	5.62	31.94	2,463	712,365	5.62	31.94	2,463
$32.06-$32.44	754,236	5.75	32.25	2,379	754,236	5.75	32.25	2,379
$32.82-$35.25	15,650	6.13	33.70	27	15,650	6.13	33.70	27
$35.25-$35.26	11,889	6.22	35.26	2	11,889	6.22	35.26	2
$37.31-$39.48	1,912,500	6.59	38.60	—	—	—	—	—
$39.75-$39.75	21,884	0.88	39.75	—	21,884	0.88	39.75	—

$15.63 –$39.75	13,572,194	5.67	$21.78	$191,074	8,499,715	5.67	$20.28	$128,602
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective as of January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $4.8 million, $7.1 million, $32.8 million and $11.5 million for the three and six month periods ended June 30, 2006 and 2005, respectively, which is included in selling, general, and administrative expenses in the Consolidated and Combined Statements of Earnings. The six month period ended June 30, 2006 included stock compensation expense of $24.5 million relating to the FIS performance-based options granted on March 9, 2005 for which the performance and market criteria for vesting were met during the quarter. There was no material impact of adopting SFAS No. 123R as all options related to the Company’s employees from FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS 123 or SFAS 123R.
     The fair value relating to the time-based options granted by the Company in 2005 was estimated using a Black-Scholes option-pricing model, while the fair value relating to the performance-based options was estimated using a Monte-Carlo option pricing model due to the vesting characteristics of those options, as discussed above. The following assumptions were used for the 4,798,747 time-based options granted in 2005; the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and weighted average expected life was 5 years. The fair value of each time-based option was $6.79. Since the Company was not publicly traded when the majority of the FIS options were issued, the Company relied on industry peer data to determine the volatility assumption and for the expected life assumption, the Company used an average of several

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
methods, including FNF’s historical exercise history, peer firm data, publicly available industry data and the Safe Harbor approach as stated in the SEC Staff Accounting Bulletin 107. The following assumptions were used for the valuation of the 4,199,466 performance-based options granted in 2005: the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and the objective time to exercise was 4.7 years with an objective in the money assumption of 2.95 years. It was also expected that the initial public offering assumption would occur within a 9 month period from grant date. The fair value of the performance-based options was calculated to be $5.85. The fair value for FIS options granted in 2006 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during the first six months of 2006 was 4.54%. A volatility factor for the expected market price of the common stock of 30% was used for options granted in the first six months of 2006. The expected dividend yield used for the first six months of 2006 was 0.5%. A weighted average expected life of 6 years was used for the first six months of 2006. The weighted average fair value of each option granted during the first six months of 2006 was $14.41.
     At June 30, 2006, the total unrecognized compensation cost related to non-vested stock option grants is $46.3 million, which is expected to be recognized in pre-tax income over a weighted average period of 2.0 years.
     The Company intends to limit dilution caused by option exercises by repurchasing shares on the open market or in privately negotiated transactions. During the six month period ended June 30, 2006, the Company repurchased 1,727,600 shares at an average price of $37.63 under this program. Subsequent to June 30, 2006, the Company repurchased another 1,101,600 shares at an average price of $35.20. Under the current plan approved by the Company’s Board of Directors, 170,800 shares remain available for repurchase.
  Defined Benefit Plans
     In connection with the Kordoba acquisition, the Company assumed Kordoba’s unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to Kordoba’s employees upon retirement. Also, in connection with the Certegy acquisition, the Company assumed additional defined benefit obligations related to retirement income (pension) and postretirement healthcare and life insurance plans (see Note 5). The Company has initiated a termination and settlement of the Certegy pension plan obligations and, therefore, the impact of service and other costs related to the pension plan is insignificant.
     The total benefit costs for the six month periods ended June 30, 2006 and 2005 for these plans were as follows (in thousands):

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$393	$315	$854	$630
Interest cost	217	225	470	450

Total benefit costs	$610	$540	$1,324	$1,080

(16) Concentration of Risk
     The Company generates a significant amount of revenue from large customers, however, no customers accounted for more than 10% of total revenue or total segment revenue in the six month periods ended June 30, 2006 and 2005.
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
(17) Segment Information
     Upon completion of the Certegy Merger, the Company implemented a new organizational structure, which resulted in a new operating segment structure beginning with the reporting of first quarter 2006 results. Effective as of February 1, 2006, the Company’s operating segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This structure reflects how the businesses are operated and managed. The primary components of the TPS segment, which includes Certegy’s Card and Check Services and the financial institution processing component of the former Financial Institution Software and Services segment of FIS, are our Enterprise Solutions and Integrated Financial Solutions and International businesses. The primary components of the LPS segment are our Mortgage Processing and Origination Services businesses, which include the mortgage lender processing component of the former Financial Institution Software and Services segment of FIS, and the former Lender Services, Default Management, and Information Services segments of FIS.
     Summarized financial information concerning the Company’s segments is shown in the following tables.
     As of and for the three month periods ended June 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$612,076	$408,081	$1,789	$1,021,946
Cost of revenues	474,648	245,070	—	719,718

Gross profit	137,428	163,011	1,789	302,228
Selling, general and administrative expenses	51,088	50,173	24,605	125,866
Research development costs	15,268	8,378	—	23,646

Operating income	71,072	104,460	(22,816)	152,716

Depreciation and amortization	$72,906	$35,104	$2,364	$110,374

Total assets	$5,177,886	$1,875,069	$289,830	$7,342,785

Goodwill	$2,615,398	$1,082,502	$—	$3,697,900

     As of and for the three month periods ended June 30, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$320,673	$388,390	$(350)	$708,713
Cost of revenues	228,806	224,698	—	453,504

Gross profit	91,867	163,692	(350)	255,209
Selling, general and administrative expenses	29,198	53,079	27,041	109,318
Research development costs	20,775	7,528	—	28,303

Operating income	41,894	103,085	(27,391)	117,588

Depreciation and amortization	$36,929	$36,399	$2,035	$75,363

Total assets	$1,796,636	$1,885,436	$386,687	$4,068,759

Goodwill	$658,151	$1,088,505	$—	$1,746,656

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     Summarized financial information concerning the Company’s segments is shown in the following tables.
     As of and for the six month periods ended June 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,113,624	$808,581	$677	$1,922,882
Cost of revenues	862,464	479,591	—	1,342,055

Gross profit	251,160	328,990	677	580,827
Selling, general and administrative expenses	90,604	109,236	71,755	271,595
Research development costs	34,345	17,361	—	51,706

Operating income	126,211	202,393	(71,078)	257,526

Depreciation and amortization	$126,375	$77,349	$3,445	$207,169

     As of and for the six month periods ended June 30, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$618,499	$743,257	$(1,463)	$1,360,293
Cost of revenues	455,101	428,478	—	883,579

Gross profit	163,398	314,779	(1,463)	476,714
Selling, general and administrative expenses	57,704	115,900	46,270	219,874
Research development costs	40,236	12,003	—	52,239

Operating income	65,458	186,876	(47,733)	204,601

Depreciation and amortization	$73,968	$74,901	$2,234	$151,103

  Transaction Processing Services
     The Transaction Processing Services segment focuses on filling the processing needs of large financial institutions, commercial lenders, independent community banks, credit unions and retailers. The primary applications are software applications that function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software which banks use to maintain the primary records of their customer accounts. This segment also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the segment’s financial institution customers and their clients. In addition, this segment includes credit card, debit card, and other transaction processing and check risk management services. Included in this segment were $105.2 million and $49.5 million in sales to non-U.S. based customers in three month periods and $187.1 million and $96.4 million in sales to non-U.S. based customers in the six month periods ended June 30, 2006 and 2005, respectively.
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
  Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs that are not allocated to any operating segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(18) Subsequent Event- Acquisition of Proservvi Empreendimentos e Servicos Ltda.
     On July, 17, 2006, the Company acquired Proservvi Empreendimentos e Servicos Ltda.(“Proservvi”) for $2.8 million cash and the assumption of $13.3 million in debt. The Company will rename the operation Fidelity BPO Brazil Ltda., which will provide a full range of back office processing and support services. The company expects to invest an additional $13.6 million to support the working capital needs of the new operation.

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
Overview
     FIS is a leading provider of core processing services, item processing services, card issuer and transaction processing services, check risk management services, mortgage loan processing, mortgage-related information products, and outsourcing services to a wide variety of financial institutions, retailers, mortgage lenders and mortgage loan servicers, and real estate professionals. FIS has two reporting segments, Transaction Processing Services and Lender Processing Services, which produced 57.9% and 42.1%, respectively, of FIS’s revenues in the six month period ended June 30, 2006.
•	Transaction Processing Services. This segment focuses on serving processing and risk management needs of financial institutions and retailers. FIS’s primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. FIS also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between FIS’s financial institution customers and their clients. FIS offers its applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition FIS provides check guarantee and verification services to retailers.

•	Lender Processing Services. This segment offers core mortgage processing software, which banks use to process and service mortgage loans, as well as customized outsourced business processes and information solutions primarily to national lenders and loan servicers. These loan facilitation services consist primarily of centralized, customized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. This segment also offers property data and real estate-related services. Included in these services are appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services.

     FIS also has a corporate segment that consists primarily of costs relating to corporate overhead.
Factors Affecting Comparability
     FIS’s Consolidated and Combined Financial Statements included in this report present the financial condition and operating results of the businesses that comprise FIS and reflect the following significant transactions:
•	On February 1, 2006, FIS merged into a wholly-owned subsidiary of Certegy Inc. The transaction resulted in a reverse acquisition with a total purchase price of approximately $2.2 billion. Certegy provided credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services.

•	On March 9, 2005, the recapitalization of FIS was completed through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”). The Company fully drew upon the entire $2.8 billion in Term Loan Facilities to complete the recapitalization while the Revolver remained undrawn at the closing. At the same time, FIS also sold a 25 percent equity interest to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”).
     The Consolidated and Combined Financial Statements present the results of operations of Certegy and the effects of the recapitalization, in each case effective as of the date of the acquisition or recapitalization. As a result of these transactions, the results of operations in the periods covered by the Consolidated and Combined Financial Statements may not be directly comparable.
Related Party Transactions
     FIS has historically conducted business with FNF and FNT. In March 2005, in connection with the recapitalization and sale of equity interest, FIS entered into various agreements with FNF and FNT under which the Company will continue to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with FNF under which FNF and FNT will continue to provide corporate services. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were amended and restated. The amended and restated agreements are based substantially on the same versions of the agreements that were originally executed in March 2005. These agreements are being evaluated in relation to the merger agreement with FNF mentioned previously, but the economic terms of such agreements will not change significantly. A summary of these agreements is as follows:
•	Agreement to provide data processing services. This arrangement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and FNT. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years with an option to renew for one or two additional years.

•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which the Company will be paid for maintaining, managing and updating title plants owned by FNT’s title underwriters in certain parts of the country. This business requires, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sells property information to title underwriters which are subsidiaries of FNT as well as to various unaffiliated customers. In the case of the maintenance agreement, the Company is responsible for the costs of keeping the title plant assets current and functioning and in return receives the revenue generated by those assets. The Company will pay FNT a royalty fee of 2.5% to 3.75% of the revenues received. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter).

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company will be paid for providing software development and services to FNT which consist of developing software for use in the title operations of FNT.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNT, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF and FNT to provide corporate services to the Company. These agreements provide for FNF and FNT to continue to provide general management, accounting, treasury, tax, finance, legal, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate support to the Company. The pricing of these services will be at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF or FNT in providing such services based on estimates that FNF, FNT and the Company believe to be reasonable.

•	Licensing, leasing and cost sharing agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements.

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies by the Company on behalf of title insurance underwriters owned by FNT and subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $18.2 million and $19.1 million for the three month periods and $36.9 million and $38.1 million for the six month periods ended June 30, 2006 and 2005, respectively, representing commissions on title insurance policies written by the Company on behalf of title insurance subsidiaries of FNT. These commissions are equal to 88% of the total title premium from title policies that the Company places with subsidiaries of FNT. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNT issue as part of the foreclosure process on a defaulted loan.
     A detail of related party items included in revenues and expenses is as follows (in millions):

	Three month period ended		Six month period ended
	June 30,		June 30,
	2006	2005	2006	2005
Data processing services revenue	$17.7	$13.1	$34.6	$24.7
Title plant information revenue	6.2	7.6	11.8	14.2
Software revenue	9.9	3.8	17.3	6.6
Other real-estate related services	3.0	3.2	5.9	5.9

Total revenues	$36.8	$27.7	$69.6	$51.4

     These amounts represent revenues from FNF and/or FNT for which we earn margins that are comparable to what FIS earns from other third parties.

	Three month period ended		Six month period ended
	June 30,		June 30,
	2006	2005	2006	2005
Title plant royalty expense	$1.1	$0.7	$1.8	$1.4
Rent expense	—	2.2	—	5.0
Corporate services	2.1	6.3	4.5	13.9
Licensing, leasing and cost sharing agreement	3.5	4.1	6.0	7.4

Total expenses	$6.7	$13.3	$12.3	$27.7

These amounts represent expenses from FNF and/or FNT that are comparable to what FIS pays to other third parties.
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
     Acquisition of Proservvi Empreendimentos e Servicos Ltda.
          On July, 17, 2006, the Company acquired Proservvi Empreendimentos e Servicos Ltda.(“Proservvi”) for $2.8 million cash and the assumption of $13.3 million in debt. The Company will rename the operation Fidelity BPO Brazil Ltda., which will provide a full range of back office processing and support services. The company expects to invest an additional $13.6 million to support the working capital needs of the new operation.
     Combination with FNF
     As previously announced, the Company entered into an agreement and plan of merger with FNF on June 25, 2006 (the “ Merger Agreement”). This merger is one step in a plan that will eliminate FNF’s holding company structure and majority ownership of FIS. Pursuant to the Merger Agreement, FNF will merge with and into FIS (the “FNF Merger”), with FIS continuing as the surviving corporation following the consummation of the FNF Merger. In consideration for the FNF Merger, FNF stockholders will receive FIS stock for their FNF shares following the transfer of certain of FNF’s assets and liabilities to FNT and the distribution of FNF’s ownership stake in FNT to FNF stockholders (collectively the “Proposed Transactions”). Also, on June 25, 2006, FNF entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with FNT, providing for the completion of the Proposed Transactions. Pursuant to the SEDA and after the completion of all of the transactions, FNT, which will consist of FNF’s current specialty insurance and Sedgwick business lines in addition to FNT’s current title insurance business, will be renamed Fidelity National Financial, Inc. (“New FNF”) and will trade under the symbol FNF. Current FNF Chairman and CEO William P. Foley, II, will assume the same positions in New FNF and serve as Executive Chairman of FIS, and other key members of FNF senior management will continue their involvement in both New FNF and FIS in executive capacities. Completion of the transaction will be subject to a number of conditions, including but not limited to: the receipt of a private letter ruling from the Internal Revenue Service and a tax opinion form FNF’s tax advisor; the receipt of all necessary shareholder approvals; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to FNT and for the spin-off of FNF’s ownership in FNT; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and other conditions set forth in the definitive agreements for the transactions. FIS expects the FNF Merger and the other related transactions to close late in the third quarter or early in the fourth quarter of 2006.
     U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, Financial Accounting Standards Board Technical Bulletin 85-5, “Issues Relating to Accounting for Business Combinations” provides that if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the proposed FNF Merger, the minority interest of FIS does not change and, in substance, the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest has not taken place, the exchange should be accounted for based on the carrying amounts of FIS’s assets and liabilities.
  Merger with Certegy Inc.
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
  Banco Bradesco S.A. and Banco ABN AMRO Real
     On March 28, 2006, the Company signed a definitive agreement to form a venture with Banco Bradesco S.A. and Banco ABN AMRO Real to provide comprehensive, fully outsourced credit and prepaid card processing services to Brazilian card issuers. This venture will position the Company as the leading third-party card processor in Brazil. The Company will make investments of approximately $100 million through 2008, including $25 million in 2006, and will transfer ownership of its existing Brazilian card operation to the new venture. This venture will be consolidated into the Company’s financial statements based on the Company’s controlling interest.
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
     While prevailing mortgage interest rates have declined to record lows in recent years and the volume of real estate transactions has experienced record highs, 2006 has seen rates increase and a slow down in the refinancing market. The current MBA forecast is for $2.4 trillion of mortgage originations in 2006 as compared to $2.9 trillion in 2005. Relatively higher interest rates are also likely to result in seasonal effects having more influence on real estate activity. Traditionally, the greatest volume of real estate activity, particularly residential resale transactions, has occurred in the spring and summer months.
     In contrast, FIS believes that a higher interest rate environment may increase the volume of consumer defaults and thus favorably affect FIS’s default management services, which provides services relating to residential mortgage loans in default. The overall strength of the economy also affects default revenues.
Critical Accounting Policies
     The accounting policies described below are those FIS considers critical in preparing its Consolidated and Combined Financial Statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 3 of Notes to the Consolidated and Combined Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing FIS’s Consolidated and Combined Financial Statements.
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
     If the products and services are software related products and services as determined under AICPA’s SOP 97-2 Software Revenue Recognition (“SOP 97-2”), and SOP 98-9 Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”) the Company applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.
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
     As of June 30, 2006 and December 31, 2005, goodwill was $3.7 billion and $1.8 billion, respectively. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, FIS performs an annual goodwill impairment test on its reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. FIS completed its annual goodwill impairment test on its reporting units as of December 31, 2005 and determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of FIS’s goodwill.
     As of June 30, 2006 and December 31, 2005, intangible assets were $1.1 billion and $508.8 million respectively, which consists of software, purchased customer relationships and trademarks. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. All trademarks have been determined to have indefinite lives and are not amortized, but are reviewed for impairment at least annually in accordance with SFAS No. 142. During 2005, FIS recorded an impairment of $9.3 million to write off the carrying value of customer relationships at one subsidiary in its Lender Processing Services segment which were terminated.

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
     FIS’s existing cash flow hedges have been highly effective and there has been no impact on earnings due to hedge ineffectiveness. As of June 30, 2006, the estimated fair value of cash flow hedges results in an asset of $10.6 million, which is included in the accompanying Consolidated Balance Sheet in prepaid and other current assets with a corresponding amount recorded as a component of accumulated other comprehensive earnings, net of deferred taxes.

Comparisons of three and six month periods ended June 30, 2006 and 2005
Consolidated and Combined Results of Operations
(in thousands, except per share amounts)

	Three month periods		Six month periods
	ended June 30,		ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Processing and services revenues	$1,021,946	$708,713	$1,922,882	$1,360,293
Cost of Revenues	719,718	453,504	1,342,055	883,579

Gross Profit	302,228	255,209	580,827	476,714

Selling, general and administrative expenses	125,866	109,318	271,595	219,874
Research and development costs	23,646	28,303	51,706	52,239

Operating income	152,716	117,588	257,526	204,601

Other Income (expense):
Interest income	1,533	274	3,424	3,036
Interest expense	(49,033)	(36,388)	(92,301)	(49,809)
Other expense, net	866	85	(1,244)	(3,212)

Total other income (expense)	(46,634)	(36,029)	(90,121)	(49,985)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	106,082	81,559	167,405	154,616
Income tax expense	40,629	31,380	64,116	59,434
Equity in earnings of unconsolidated entities	259	1,006	2,092	2,244
Minority interest	(317)	2,609	(6)	4,254

Net earnings	$66,029	$48,576	$105,387	$93,172

Net earnings per share — basic	$0.34	$0.38	$0.58	$0.73

Weighted average shares outstanding — basic	192,224	127,920	181,168	127,920

Net earnings per share — diluted	$0.34	$0.38	$0.57	$0.73

Weighted average shares outstanding — diluted	195,374	127,920	184,242	127,920

     Revenues
     Total revenues were $1.0 billion and $708.7 million in the three month periods and $1.9 billion and $1.4 billion in the six month periods ended June 30, 2006 and 2005, respectively. The increase in the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005 of $313.2 million or 44.2% was due primarily to the inclusion of revenues in the Transaction Processing Services Segment from the February 1, 2006 merger with Certegy which contributed $287.6 million in revenue to the overall increase within that segment of $291.4 million. The Lender Processing Services segment contributed $19.7 million of the increase in revenues in the three month period. Excluding the revenues relating to the Merger with Certegy, total revenues were $733.0 million and $708.7 million in the respective three month periods. For the six month periods ended June 30, 2006, the increase of $562.6 million was made up primarily of the inclusion of $471.4 million relating to the February 1, 2006 merger with Certegy along with increases in the historically owned Transaction Processing Segment and Lender Processing Segment businesses of $20.7 million and $65.4 million, respectively in the six month period.
     Cost of Revenues
     Cost of revenues were $719.7 million and $453.5 million for the three month periods and $1.3 billion and $883.6 million for the six month periods ended June 30, 2006 and 2005, respectively. The increase in cost of revenues of $266.2 million in the three month period ended June 30, 2006 as compared to the same three month period in the prior year is primarily the result of the merger with Certegy which contributed $229.6 million to the increase. Included in total cost of revenues were depreciation and amortization costs of $97.9 million and $63.6 million for the three month periods and $181.8 million and $128.4 million for the six month periods ended June 30, 2006 and 2005, respectively. This increase in the three and six month periods is primarily due to the additional amortization expense related to the merger. The increase in cost of revenues of $458.5 million in the six month period ended June 30, 2006 compared with the six month period ended June 30, 2005 was also primarily the result of the inclusion of Certegy which contributed $374.8 million of the increase.

Gross Profit
Gross profit as a percentage of revenues was 29.6% and 36.0% for three month periods and 30.2% and 35.0% for the six month periods ended June 30, 2006 and 2005, respectively. The decrease in profit margin is due to the inclusion of the Certegy businesses which typically have lower margins than those of historically owned FIS businesses and the additional amortization expense relating to the purchase accounting for the merger with Certegy.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $125.9 million and $109.3 million for three month periods and $271.6 million and $219.9 million for the six month periods ended June 30, 2006 and 2005, respectively. The increase of $16.6 million for the three months ended June 30, 2006 as compared to June 30, 2005 primarily relates to selling, general and administrative expenses relating to the Certegy merger. Included in total selling, general and administrative expenses were depreciation and amortization costs of $12.5 million and $11.8 million for the three month periods and $25.4 million and $22.7 million for the six month periods ended June 30, 2006 and 2005, respectively. The increase of $51.7 million for the six month period ended June 30, 2006 as compared to June 30, 2005 partially relates to the increase in stock based compensation expense which increased from $11.5 million in the six month periods ended June 30, 2005 to $32.8 million in the six month periods ended June 30, 2006. This increase in stock-based compensation is primarily attributable to the $24.5 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria was met during the first quarter of 2006. The remainder of the increase is primarily attributable to the February 1, 2006 merger with Certegy.
     Research and Development Costs
     Research and development costs were $23.6 million and $28.3 million for three month periods and $51.7 million and $52.2 million for the six month periods ended June 30, 2006 and 2005, respectively.
     Operating Income
     Operating income totaled $152.7 million and $117.6 million for the three month periods and $257.5 million and $204.6 million for the six month periods ended June 30, 2006 and 2005, respectively. Operating Income was 14.9% and 16.6% of total revenue for the three month periods ending June 30, 2006 and 2005, respectively and 13.4% and 15.0% of total revenue in the six month periods ending June 30, 2006 and 2005, respectively, with the decrease in the 2006 periods reflecting increased amortization costs and the lower gross profit percentage associated with the Certegy product lines as noted above.
     Interest expense
     Interest expense was $49.0 million and $36.4 million for three month periods and $92.3 million and $49.8 million for the six month periods ended June 30, 2006 and 2005, respectively. The increase in the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005 relates to an increase in interest rates. The increase for the six month period was primarily due to the recapitalization that occurred late in the first quarter of 2005.
     Income Tax Expense
     FIS recorded income tax expense of $40.6 million and $31.4 million for three month periods and $64.1 million and $59.4 million for the six month periods ended June 30, 2006 and 2005, respectively. This resulted in an effective tax rate in the financial results of 38.3% for the three and six month periods ended June 30, 2006 and 38.5% and 38.4% for the three and six month periods ended June 30, 2005, respectively.
     Minority Interest
     Minority interest expense decreased primarily as a result of the Company’s purchase of the remaining 25.1% interest in Kordoba on September 30, 2005.

     Net Earnings
     Net earnings were $66.0 million and $48.6 million for three month periods and $105.4 million and $93.2 million for the six month periods ended June 30, 2006 and 2005, respectively and were $0.34 and $0.38 per diluted share for the three month periods and $0.57 and $0.73 per diluted share for the six month periods ended June 30, 2006 and 2005, respectively.
     Segment Results of Operations
     Transaction Processing Services

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Processing and services revenues	$612,076	$320,673	$1,113,624	$618,499
Cost of revenues	474,648	228,806	862,464	455,101

Gross profit	137,428	91,867	251,160	163,398
Selling, general and administrative expenses	51,088	29,198	90,604	57,704
Research and development costs	15,268	20,775	34,345	40,236

Operating income	$71,072	$41,894	$126,211	$65,458

     Revenues in the Transaction Processing Services segment are derived from three main revenue channels, Enterprise Solutions, Integrated Financial Solutions and International. Revenues from the Transaction Processing Services were $612.1 million and $320.7 million for three month periods and $1.1 billion and $618.5 million for the six month periods ended June 30, 2006 and 2005, respectively. The overall segment increase of $291.4 million in the three month periods ended June 30, 2006, as compared to the three month period ended June 30, 2005, was primarily attributable to the merger with Certegy which contributed $287.6 million to the overall increase. Also, organic growth within the historically owned Integrated Financial Solutions and International businesses, offset by a decrease in Enterprise Solutions business driven primarily by a large termination fee being included in the prior year results relating to the loss of a customer which was acquired. Enterprise Solutions contributed $239.8 million, Integrated Financial Solutions contributed $275.9 million and International contributed $99.3 million of revenue in the three month period ended June 30, 2006 and $160.3 million, $124.8 million and $45.0 million in the three months ended June 30, 2005, respectively. The increase in revenue was primarily driven by the inclusion of revenues from Certegy in the 2006 period. The increase in overall revenues for the six month period ended June 30, 2006 was also primarily due to the inclusion of Certegy’s revenues which were $471.4 million of the $495.2 million increase. The majority of the remaining growth is atrtibutable to the Integrated Financial Solutions and International revenue channels.
     Cost of revenues relating to the Transaction Processing Services segment were $474.6 million and $228.8 million for three month periods and $862.5 million and $455.1 million for the six month periods ended June 30, 2006 and 2005, respectively. The $245.8 million increase in the three month period ending June 30, 2006 is also primarily attributable to the Merger with Certegy which contributed $229.6 million to the increase. Gross profit as a percentage of revenues was 22.5% and 28.6% for three month periods and 22.6% and 26.4% for the six month periods ending June 30, 2006 and 2005, respectively. The decrease was primarily attributed to the inclusion of Certegy’s businesses since its acquisition on February 1, 2006, which typically have lower margins than that of the historical FIS businesses and the inclusion of additional amortization expense associated with the purchase accounting relating to Certegy. Included in cost of revenues was depreciation and amortization of $70.7 million and $33.8 million for the three month periods and $122.0 million and $69.0 million for the six month periods ended June 30, 2006 and 2005, respectively.
     Selling, general and administrative expenses in the Transaction Processing Services segment for the three month periods were $51.1 million and $27.6 million, and for the six month periods ended June 30, 2006 and 2005 were $90.6 million and $56.1 million, respectively. The increase in the 2006 period is also primarily attributable to the merger with Certegy. Included in selling, general and administrative expenses was depreciation and amortization of $2.2 million and $3.2 million for the three month periods and $4.4 million and $5.0 million for the six month periods ended June 30, 2006 and 2005, respectively.
     Research and development costs in the Transaction Processing Services segment for the three month periods were $15.3 million and $20.8 million, and for the six month periods ended June 30, 2006 and 2005 were $34.3 million and $40.2 million, respectively.
     Operating income from the Transaction Processing Services segment was $71.1 million and $41.9 million in the three month periods and $126.2 million and $65.5 million in the six month periods ended June 30, 2006 and 2005, respectively. The operating margin was approximately 11.6% and 13.1% of total revenues for the three month periods ended June 30, 2006 and 2005, respectively, and 11.3% and 10.6% of total revenues in the six months periods ended June 30, 2006 and 2005, respectively. The decrease in the margin for the three months ended June 30, 2006 as compared to the three month period ended June 30, 2005 was the increase in amortization costs and lower gross profit relating to the acquisition of Certegy in 2006 mentioned above.
     Lender Processing Services

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Processing and services revenues	$408,081	$388,390	$808,581	$743,257
Cost of revenues	245,070	224,698	479,591	428,478

Gross profit	163,011	163,692	328,990	314,779
Selling, general and administrative expenses	50,173	53,079	109,236	115,900
Research and development costs	8,378	7,528	17,361	12,003

Operating income	$104,460	$103,085	$202,393	$186,876

     Revenues from the Lender Processing Services segment were $408.1 million and $388.4 million in the three month periods and $808.6 million and $743.3 million in the six month periods ended June 30, 2006 and 2005, respectively. The increase in revenues in the three month 2006 period of $19.7 million or 5.1% is primarily related to increases of $3.7 million in mortgage processing driven by growth in the number of loans processed and $16.3 million in our information services businesses. The $16.3 million increase in information services comes primarily from an increase in default management services business line. The increase of $65.4 million or 8.8% in the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005 was primarily the result of strong first quarter revenues in our appraisal and tax services business along with growth in our default management businesses over the entire six month period.
     Cost of revenues for the Lender Processing Services segment in the three month periods was $245.1 million and $224.7 million, and in the six month periods ended June 30, 2006 and 2005 was $479.6 million and $428.5 million, respectively. Gross profit as a percentage of revenues was 39.9% and 42.1% for the three month periods and 40.7% and 42.4% for the six months periods ended June 30, 2006 and 2005, respectively. The decrease in gross profit percentage relates primarily to growth in lower margin product lines including default and appraisal services along with declining margins in our tax services due to the lengthening of the service period. Included in cost of revenues for the three month periods was depreciation and amortization of $27.2 million and $29.9 million and for the six month periods ended June 30, 2006 and 2005 of $59.9 million and $59.5 million, respectively
     Selling, general and administrative expenses relating to the Lender Processing Services segment for the three month periods were $50.2 million and $53.1 million , and for the six month periods ended June 30, 2006 and 2005 were $109.2 million and $115.9 million, respectively. Included in selling, general and administrative expenses was depreciation and amortization of $7.9 million and $6.5 million for the three month periods and $17.4 million and $15.4 million for the six month periods ended June 30, 2006 and 2005, respectively.
     Operating income for the Lender Processing Services segment was $104.5 million and $103.1 million for the three month periods and was $202.4 million and $186.9 million for the six month periods ended June 30, 2006 and 2005, respectively. Operating income was 25.6% and 26.5% of revenues for the three month periods and 25.0% and 25.1% of revenues for the six month periods ended June 30, 2006 and 2005, respectively.

     Corporate and Other
     Selling, general and administrative expenses from the Corporate and Other segment consist of corporate overhead costs that have been allocated from FNF and incurred directly by FIS. Selling, general and administrative expenses were $24.6 million and $27.0 million in the three month periods and $71.8 million and $46.3 million in the six month periods ended June 30, 2006 and 2005, respectively. The increase in the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005 of $25.5 million primarily relates to the increase in stock based compensation expense which increased from $11.5 million in the six month period ended June 30, 2005 to $32.8 million in the six month period ended June 30, 2006. This increase in stock based compensation primarily related to the $24.5 million in expense recorded for the vesting of the FIS performance based options granted in March of 2005 for which the performance criteria were met during the six months ended June 30, 2006.
     Pro forma Segment Information
     Summarized pro forma financial information concerning the Company’s reportable segments is shown in the following tables. The results below have been adjusted on a pro forma basis to reflect a January 1, 2005, effective date for the merger with Certegy, purchase of minority interests of Kordoba, and the March 2005 recapitalization and sale of minority interests by FIS.
     For the three month periods ended June 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$612,076	$408,081	$1,789	$1,021,946
Cost of revenues	474,648	245,070	—	719,718

Gross profit	137,428	163,011	1,789	302,228
Selling, general and administrative expenses	51,089	50,173	24,604	125,866
Research development costs	15,268	8,378	—	23,646

Operating income	$71,071	$104,460	$(22,815)	$152,716

     For the three month periods ended June 30, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$596,696	$388,390	$(350)	$984,736
Cost of revenues	446,143	224,698	—	670,841

Gross profit	150,553	163,692	(350)	313,895
Selling, general and administrative expenses	53,969	53,079	36,148	143,196
Research development costs	20,775	7,528	—	28,303

Operating income	$75,809	$103,085	$(36,498)	$142,396

     For the six month periods ended June 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,204,587	$808,581	$2,629	$2,015,797
Cost of revenues	942,538	479,591	—	1,422,129

Gross profit	262,049	328,990	2,629	593,668
Selling, general and administrative expenses	95,015	109,236	154,234	358,485
Research development costs	34,345	17,361	—	51,706

Operating income	$132,689	$202,393	$(151,605)	$183,477

(a)	Corporate and Other includes merger related costs at Certegy of $79.7 million incurred prior to the acquisition date and a $24.1 million charge relating to the vesting of performance based options at FIS triggered by the closing of the merger.
     For the six month periods ended June 30, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,156,980	$743,257	$(1,463)	$1,898,774
Cost of revenues	883,605	428,478	—	1,312,083

Gross profit	273,375	314,779	(1,463)	586,691
Selling, general and administrative expenses	106,303	115,900	65,054	287,257
Research development costs	40,236	12,003	—	52,239

Operating income	$126,836	$186,876	$(66,517)	$247,195

Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At June 30, 2006, we have cash on hand of $143.7 million and long-term debt including the current portion of approximately $2.9 billion. We expect cash flows from operations over the twelve months following the merger will be sufficient to fund operating cash requirements, and repay debt under the Revolver (as defined below) absent any unusual circumstances such as acquisitions or adverse changes in the business environment.
     We currently pay quarterly dividends to its shareholders of $0.05 per share and is expected to continue to do so in the future, although the payment of any future dividends is at the discretion of our Board of Directors. Upon completion of the Merger, FIS’s loan facilities were amended to limit the amount of dividends the combined company can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on the common stock may not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment.
     The Company intends to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. During the six months ended June 30, 2006, the Company repurchased 1,727,600 shares at an average price of $37.63 under this program. Subsequent to June 30, 2006, the Company repurchased another 1,101,600 shares at an average price of $35.20. Under the current plan approved by the Company’s Board of Directors, 170,800 shares remain available for repurchase.

     Capital Expenditures
     FIS’s principal capital expenditures are for computer software and additions to property and equipment. In 2004, FIS began the development work to implement changes required to be competitive within the marketplace and meet the requirements of its customers. FIS expects to spend an incremental $10 million in 2006 on the development of its mortgage servicing platform. With respect to the core banking software, FIS expects to spend approximately $27 million in the remainder of 2006 on development, enhancements and integration projects. FIS expects to capitalize a portion of those expenditures.
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
     On March 9, 2005, FIS completed a recapitalization. FIS entered into $3.2 billion in senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, The “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously issued as a dividend to FNF. The remainder will be used for general corporate purposes. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which is, at FIS’s option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of FIS. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at FIS’s option, a base rate plus 0.75% per annum. FIS may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period, although for LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March, 2011, the Term Loan B in March, 2013, and the Revolver in March, 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of .25% of the original principal amount with the remaining balance payable at maturity. As a result of these scheduled and other repayments, the aggregate principal balance of the Term Loan Facilities is now $2.5 billion. In addition to the scheduled amortization, and with certain exceptions, the Term Loan Facilities are subject to mandatory prepayment from excess cash flow, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements and payment of any LIBOR breakage charges if applicable.
     The new credit facilities contain affirmative, negative, and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments and capital expenditures, a minimum interest coverage ratio, and a maximum secured leverage ratio. These financial covenants in the credit agreement include restrictions on the amount of indebtedness that FIS is allowed to incur during the existence of the credit facilities. Except in specified circumstances, subordinated and permitted senior indebtedness are not to exceed an aggregate amount of $100 million. FIS is also required to keep its senior secured leverage ratio at stated ratios for each fiscal quarter beginning with 5.35:1 in the third quarter of 2005 and eventually being reduced to 2.75:1 by the fourth quarter of 2012. The credit facility also calls for FIS to have interest coverage ratios for each fiscal quarter that are not less than 2.75:1 in the third quarter of 2005 and eventually rising to 4.25:1 by the fourth quarter of 2012. FIS is also restricted in the amount of capital expenditures that it can make for any fiscal year. Capital expenditures cannot exceed $260 million for the fiscal year ending in 2006, with the amount allowed eventually rising to $350 million by the fiscal year ending in 2012, excluding additional investments in our announced Brazil joint venture. If FIS does not spend the amount set forth on capital expenditures in any given fiscal year, the amount of difference may be carried forward and used over the next two fiscal years. The credit agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Upon completion of the Merger, Certegy became a co-borrower and certain of its material subsidiaries became guarantors under these credit facilities. As a result, the combined company is subject to the covenants under those facilities.
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
     The Company has a $100 million unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. This facility has a term of 364 days and is renewed annually. There were no amounts outstanding under this facility at June 30, 2006.
     Contractual Obligations
     FIS’s long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’s significant contractual obligations and commitments as of December 31 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Long- term debt (note 13)	$11,630	$22,540	$222,779	$50,364	$28,000	$2,544,000	$2,879,313
Operating leases (note 14)	26,325	43,647	34,487	25,528	15,494	18,554	164,035
Purchase commitment	49,945	50,000	25,000	—	—	—	124,945
Investment commitment	27,100	22,300	60,200	—	—	—	109,600
Data processing agreement obligations (note 14)	21,896	49,733	60,419	63,744	65,393	376,520	637,705

Total	$136,896	$188,220	$402,885	$139,636	$108,887	$2,939,074	$3,915,598

     Off-Balance Sheet Arrangements
     FIS does not have any material off-balance sheet arrangements, other than the Wisconsin operating leases disclosed below and in Note 14 to the Consolidated and Combined Financial Statements.
     The Company has a synthetic lease arrangement (the “Wisconsin Lease”) which is not included in the Company’s consolidated balance sheets with respect to its facilities in Madison, Wisconsin (the “Wisconsin Leased Property”). In connection with the Merger, the term of the Wisconsin Lease was amended so that it is scheduled to expire on December 31, 2006. The original cost to the lessor of the Wisconsin Leased Property when Certegy entered into the Wisconsin Lease was approximately $10.1 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire the Wisconsin Leased Property at its original cost, or to direct the sale of the Wisconsin Leased Property to a third party.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be derecognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact on the Company’s statements of financial position or operations.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     FIS is highly leveraged. As of June 30, 2006, it was paying interest on the Term Loan Facilities at a rate of one month LIBOR plus 1.25 to 1.75%, or (6.42-6.92%). At those rates, the annual interest on the remaining $1.8 billion of debt not swapped into a fixed rate as noted below would be $122.0 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $18.2 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB+.
     On April 11, 2005, FIS entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset of FIS of $10.6 million as of June 30, 2006, which is included in the accompanying consolidated balance sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes.
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

On March 7, 2006, FNF filed its motion to dismiss this lawsuit, and on March 27, 2006, FNF filed an answer denying Grace’s underlying allegations and counterclaiming against Grace for tortious interference and abuse of process. These motions have all been fully briefed and are pending before the Court. A pretrial management order has been entered providing for discovery, pretrial motion deadlines, and, if necessary, a trial in the later part of 2007.
     FNF and its counsel have investigated these allegations and, based on the results of the investigations, FNF does not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on FNF’s or any of its subsidiaries’ financial position, results of operations or cash flows. FNF and its subsidiaries, including FIS, have fully cooperated with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following tables summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2006:

			(c) Total
			Number of	(d) Approximate
			Shares	Dollar Value
			(or Units)	of Shares that May
	(a) Total		Purchased as	Yet Be
	Number		Part of Publicly	Purchased Under the
	of Shares (or	(b) Average	Announced	Plans or
	Units)	Price Paid per	Plans or	Programs (in
Period	Purchased (1)	Share (or Unit)	Programs (2)	millions) (3)
4/1/06 - 4/30/06	—	$—	—	$114.0
5/1/06 – 5/30/06	1,389,600	38.07	1,389,600	59.2
6/1/06 - 6/30/06	338,000	35.82	338,000	45.0

Total	1,727,600	$37.63	1,727,600	$218.2

(1)	For the quarter ended March 31, 2006, there were no shares purchased as part of publicly announced plans or programs.

(2)	In April 2006, our Board of Directors approved a 3,000,000 share repurchase authorization. There is no termination date in connection with this authorization.

(3)	As of the last day of the applicable month.
The Company intends to limit dilution caused by option exercises (including anticipated exercises) by repurchasing shares in the open market or in privately negotiated transactions.

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

Date: August 9, 2006	Fidelity National Information Services, Inc.

	By:	/s/ Jeffrey S. Carbiener

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