Form 10-Q
period 2006-09-30
Fidelity National Information Services, Inc.
filed 2006-11-09
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of September 30, 2006, 190,449,921 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2006

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$174,690	$133,152
Trade receivables, net of allowance for doubtful accounts of $29.7 million and $17.9 million, respectively, at September 30, 2006 and December 31, 2005	567,885	427,480
Other receivables	138,102	57,365
Settlement deposits	42,609	—
Settlement receivables	22,563	—
Receivable from related party	4,725	9,146
Prepaid expenses and other current assets	125,960	58,228
Deferred income taxes	90,415	105,845

Total current assets	1,166,949	791,216

Property and equipment, net of accumulated depreciation and amortization of $247.4 million and $186.8 million, respectively, at September 30, 2006 and December 31, 2005	299,267	220,425
Goodwill	3,782,225	1,787,713
Intangible assets, net of accumulated amortization of $420.5 million and $292.7 million, respectively, at September 30, 2006 and December 31, 2005	1,054,065	508,780
Computer software, net of accumulated amortization of $306.3 million and $208.9 million, respectively, at September 30, 2006 and December 31, 2005	626,637	451,993
Deferred contract costs	231,452	183,263
Investment in common stock and warrants of Covansys	149,227	136,024
Other noncurrent assets	122,297	109,607

Total assets	$7,432,119	$4,189,021

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$494,166	$309,591
Settlement payables	65,172	—
Current portion of long-term debt	24,140	33,673
Deferred revenues	263,386	254,534

Total current liabilities	846,864	597,798

Deferred revenues	105,052	111,536
Deferred income taxes	389,263	153,193
Long-term debt, excluding current portion	2,844,651	2,530,455
Other long-term liabilities	187,222	88,409

Total liabilities	4,373,052	3,481,391

Minority interest	12,706	13,060

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock $0.01 par value; 600 million shares authorized, 197.4 million and 127.9 million shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,974	1,279
Treasury stock $0.01 par value; 7.0 million shares as of September 30, 2006	(103,878)	—
Additional paid in capital	2,823,384	545,639
Retained earnings	311,465	156,127
Accumulated other comprehensive earnings (loss)	13,416	(8,475)

Total stockholders’ equity	3,046,361	694,570

Total liabilities and stockholders’ equity	$7,432,119	$4,189,021

See accompanying notes to the consolidated and combined financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Earnings
(In thousands, except per share amounts)

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Processing and services revenues, including $37.8 million and $33.8 million of revenues from related parties for the three month periods and $105.9 million and $85.0 million of revenues from related parties for the nine month periods ended September 30, 2006 and 2005, respectively	$1,080,651	$698,109	$3,003,533	$2,058,402
Cost of revenues, including depreciation and amortization of $96.6 million and $58.4 million for the three month periods and $278.5 million and $185.4 million for the nine month periods ended September 30, 2006 and 2005, respectively, and $0.6 million and $0.7 million of expenses to related parties for the three month periods and $2.4 million and $2.1 million for the nine month periods ended September 30, 2006 and 2005, respectively	772,580	447,794	2,114,635	1,331,373

Gross profit	308,071	250,315	888,898	727,029

Selling, general, and administrative expenses, including depreciation and amortization of $14.5 million and $12.4 million, and expenses to related parties of $6.3 million and $10.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and depreciation and amortization of $39.8 million and $36.4 million, and expenses to related parties of $18.6 million and $37.0 million for the nine month periods ended September 30, 2006 and 2005, respectively	112,724	93,047	384,319	312,921
Research and development costs	25,855	33,545	77,561	85,784

Operating income	169,492	123,723	427,018	328,324

Other income (expense):
Interest income	477	1,790	3,901	4,826
Interest expense	(49,717)	(37,548)	(142,018)	(87,357)
Other expense, net	(593)	821	(1,837)	(2,391)

Total other income (expense)	(49,833)	(34,937)	(139,954)	(84,922)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	119,659	88,786	287,064	243,402
Provision for income taxes	42,799	31,112	106,915	90,546

Earnings before equity in earnings of unconsolidated entities and minority interest	76,860	57,674	180,149	152,856
Equity in earnings of unconsolidated entities	1,686	2,135	3,778	4,379
Minority interest	(34)	1,917	(40)	6,171

Net earnings	$78,580	$57,892	$183,967	$151,064

Net earnings per share — basic	$0.41	$0.45	$1.00	$1.18

Weighted average shares outstanding — basic	190,680	127,920	184,373	127,920

Net earnings per share — diluted	$0.41	$0.45	$0.98	$1.18

Weighted average shares outstanding — diluted	193,626	127,920	187,405	127,920

See accompanying notes to the consolidated and combined financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Comprehensive Earnings
(In thousands)

	Three month periods		Nine month periods
	ended September 30,		ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net earnings	$78,580	$57,892	$183,967	$151,064
Other comprehensive earnings (loss):
Unrealized gain (loss) on Covansys warrants(1)	7,659	5,462	6,434	(4,775)
Unrealized gain (loss) on interest rate swaps(2)	(2,788)	5,078	452	1,306
Unrealized gain (loss) on foreign currency translation	(128)	6,663	15,005	(7,660)

Other comprehensive earnings (loss)	4,743	17,203	21,891	(11,129)

Comprehensive earnings	$83,323	$75,095	$205,858	$139,935

(1)	Net of income tax expense (benefit) of $4.8 million and $3.4 million for the three month periods and $4.0 million and $(3.0)million for the nine month periods ended September 30, 2006 and 2005, respectively.

(2)	Net of income tax expense (benefit) of $(1.8) million and $3.2 million for the three month periods and $0.3 million and $0.8 million for the nine month periods ended September 30, 2006 and 2005, respectively.
See accompanying notes to the consolidated and combined financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

							Accumulated
					Additional		other	Total
	Common	Common	Treasury	Treasury	Paid in	Retained	comprehensive	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	earnings (loss)	Equity
Balances, December 31, 2005	127,920	$1,279	—	$—	$545,639	$156,127	$(8,475)	$694,570
Net earnings	—	—	—	—	—	183,967	—	183,967
Dividends paid	—	—	—	—	—	(28,629)	—	(28,629)

Certegy acquisition	69,507	695	(5,964)	(60)	2,170,619	—	—	2,171,254
Exercise of stock options	—	—	1,817	19	40,497	—	—	40,516
Tax benefit associated with exercise of stock options	—	—	—	—	18,663	—	—	18,663
Stock-based compensation	—	—	—	—	37,222	—	—	37,222

Purchases of treasury stock	—	—	(2,830)	(103,837)	—	—	—	(103,837)
National NY contribution from FNF	—	—	—	—	10,744	—	—	10,744
Unrealized gain on investments and derivatives, net	—	—	—	—	—	—	6,886	6,886
Unrealized gain on foreign currency translation	—	—	—	—	—	—	15,005	15,005

Balances, September 30, 2006	197,427	$1,974	(6,977)	$(103,878)	$2,823,384	$311,465	$13,416	$3,046,361

See accompanying notes to the consolidated and combined financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Cash Flows
(In thousands)

	Nine month periods ended
	September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$183,967	$151,064
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	318,304	221,885
Gain on sale of assets	(1,837)	(2,391)
Stock-based compensation	37,222	16,016
Deferred income taxes	29,898	39,455
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	65,225	21,045
Net (increase) decrease in prepaid expenses and other assets	(41,682)	4,438
Net decrease in deferred revenue	(5,506)	(37,892)
Net increase in deferred contract costs	(70,594)	(73,120)
Net (decrease) increase in accounts payable, accrued liabilities and other liabilities	(142,019)	64,048

Net cash provided by operating activities	372,978	404,548

Cash flows from investing activities:
Additions to property and equipment	(79,078)	(63,981)
Additions to capitalized software	(137,456)	(116,516)
Acquisitions, net of cash acquired	122,621	(51,174)

Net cash used in investing activities	(93,913)	(231,671)

Cash flows from financing activities:
Borrowings	208,000	2,800,000
Debt service payments	(368,576)	(703,133)
Capitalized debt issuance costs	(5,059)	(33,540)
Sale of stock, net of transactions costs	—	454,336
Dividends paid	(28,629)	(2,700,000)
Income tax benefit from exercise of stock options	18,663	—
Stock options exercised	40,516	—
Treasury stock purchases	(103,837)	—
Net contribution from FNF	1,395	—

Net cash used in financing activities	(237,527)	(182,337)

Net increase in cash and cash equivalents	41,538	(9,460)
Cash and cash equivalents, beginning of year	133,152	190,888

Cash and cash equivalents, end of year	$174,690	$181,428

Cash paid for interest	$141,447	$73,036

Cash paid for taxes	$48,808	$48,424

Non-cash contribution of capital-National NY	$9,349	$—

See accompanying notes to the consolidated and combined financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
(1) Basis of Presentation
     Fidelity National Information Services, Inc. (“FIS” or the “Company”) is a leading provider of technology solutions, processing services, and information-based services to the financial services industry. The Company’s formation began in early 2004 and was substantially completed on March 8, 2005, when all the entities, assets and liabilities that are included in these Consolidated and Combined Financial Statements as of March 8, 2005 were organized under one legal entity. (as discussed below). The formation was accomplished through the contribution of entities and operating assets and liabilities to a newly formed subsidiary of Fidelity National Financial, Inc. (“FNF”). The Consolidated and Combined Financial Statements included herein reflect the historical financial position, results of operations and cash flows of the businesses included in the formation. On February 1, 2006, the Company completed the Merger with Certegy Inc. (“Certegy”) (the “Merger”) (note 5) which was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of Certegy. In form, Certegy was the legal acquirer in the Merger and the continuing registrant for SEC reporting purposes. However, due to the majority ownership in the combined entity held by FIS shareholders, FIS was designated the acquirer for accounting purposes and, effective on Merger date, the historic financial statements of FIS became the historical financial statements of the continuing registrant for all periods prior to the Merger. The results of operations of Certegy are only included in these historical financial statements for periods subsequent to the Merger. Immediately after the Merger, the name of the SEC registrant was changed to Fidelity National Information Services, Inc.
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
     The unaudited financial information included in this report includes the accounts of FIS prepared in accordance with generally accepted accounting principles in the United States and the instructions to Form 10-Q and Article 5 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(2) Combination with FNF
     On June 25, 2006, the Company entered into an agreement and plan of merger (the “ Merger Agreement”) with FNF (amended September 18, 2006). This merger was one step in a plan that eliminated FNF’s holding company structure and majority ownership of FIS. In connection with this plan, FNF also entered into a securities exchange and distribution agreement (the “SEDA”) with its subsidiary Fidelity National Title Group, Inc. (“FNT”). Under the SEDA, FNF agreed that, prior to the merger, FNF would transfer substantially all its assets and liabilities to FNT, in exchange for shares of FNT common stock. FNF then would spin-off all shares of FNT stock it held to the stockholders of FNF in a tax-free distribution. Pursuant to the Merger Agreement, on November 9, 2006 FNF merged with and into FIS (the “FNF Merger”), with FIS continuing as the surviving corporation. In consideration for the FNF Merger, FNF stockholders received an aggregate of 96,521,877 shares of FIS stock for their FNF shares. In addition, in connection with the merger FIS will issue options to purchase FIS common stock and shares of FIS restricted stock in exchange for FNF options and restricted stock outstanding at the time of the merger. The merger followed the completion on October 24, 2006, of FNT’s acquisition under the SEDA of substantially all of the assets and liabilities of FNF (other than FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small subsidiary which merged into FIS in a separate transaction) in exchange for 45,265,956 shares of FNT’s Class A common stock and the subsequent spin-off of FNT shares. The assets transferred included FNF’s specialty insurance

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
business, its interest in certain claims management operations, certain timber and real estate holdings and certain smaller operations, together with all cash and certain investment assets held by FNF as of October 24, 2006. Pursuant to the SEDA and after the completion of all of the transactions, FNT will be renamed Fidelity National Financial, Inc. (“New FNF”) and will trade under the symbol FNF. Current FNF Chairman and CEO William P. Foley, II, assumed the same positions in New FNF and now serves as Executive Chairman of FIS, and other key members of FNF senior management will continue their involvement in both New FNF and FIS in executive capacities.
     U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, Financial Accounting Standards Board Technical Bulletin 85-5, “Issues Relating to Accounting for Business Combinations” provides that if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the FNF Merger, the minority interest of FIS does not change and, in substance, the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest has not taken place, the exchange will be accounted for based on the carrying amounts of FIS’s assets and liabilities.
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
          (b) Transactions with Related Parties
Related Party Transactions
     FIS has historically conducted business with FNF and FNT. In March 2005, in connection with the recapitalization and sale of equity interest, FIS entered into various agreements with FNF under which it has continued to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with FNF under which FNF continued to provide corporate services. In September 2005, when FNT was formed and the title insurance business was consolidated under FNT, many of these agreements were amended and restated to take into account the services that would be performed for and by FNT rather than FNF. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were further amended and restated to reflect certain changes in the parties’ relationships. Certain of

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
these agreements were amended or terminated in connection with the merger with FNF and related transactions, as described in FIS’s current report on Form 8-K filed with the SEC on October 27, 2006. A summary of these agreements as in effect through September 30, 2006 is as follows:
•	Agreement to provide data processing services. This agreement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and FNT. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years.

•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which the Company is paid for maintaining, managing and updating title plants owned by FNT’s title underwriters in certain parts of the country. The title plant maintenance agreement requires, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sells property information to title underwriters which are subsidiaries of FNT as well as to various unaffiliated customers. The Company pays FNT a royalty fee of 2.5% to 3.75% of the revenues received. In the case of the maintenance agreement, the Company is responsible for the costs of keeping the title plant assets current and functioning and in return receives the revenue generated by those assets. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement in May 2005 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter).

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company is paid for providing software development and services to FNT which consist of developing software for use in the title operations of FNT.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNT, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF and FNT to provide corporate services to the Company. These agreements provide for FNF and FNT to provide general management, accounting, treasury, tax, finance, legal, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate and administrative support to the Company. The pricing of these services is at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF or FNT in providing such services based on estimates that FNF, FNT and the Company believe to be reasonable.

•	Licensing, leasing and cost sharing agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or FNT (or their subsidiaries) in connection with the Company’s use of certain intellectual property or other assets of or services by FNF or FNT.

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies by the Company on behalf of title insurance underwriters owned by FNT and subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement ranging from July 2004 through September 2006 for various agreements (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $21.6 million and $24.0 million for the three month periods and $58.7 million and

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
$61.3 million for the nine month periods ended September 30, 2006 and 2005, respectively, representing commissions on title insurance policies written by the Company on behalf of title insurance subsidiaries of FNT. These commissions are equal to 88% of the total title premium from title policies that the Company places with subsidiaries of FNT. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNT issue as part of the foreclosure process on a defaulted loan.
     A detail of related party items included in revenues is as follows (in millions):

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2006	2005	2006	2005
Data processing services revenue	$20.4	$16.7	$55.0	$41.4
Title plant information revenue	5.9	7.7	17.7	21.8
Software revenue	7.9	4.5	24.7	11.0
Other real-estate related services	3.6	4.9	8.5	10.8

Total revenues	$37.8	$33.8	$105.9	$85.0

     A detail of related party items included in operating expenses is as follows (in millions):

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2006	2005	2006	2005
Title plant royalty expense	$0.6	$0.7	$2.4	$2.1
Rent expense	—	—	—	5.0
Corporate services	2.7	6.5	7.6	20.4
Licensing, leasing and cost sharing agreement	3.6	4.2	11.0	11.6

Total expenses	$6.9	$11.4	$21.0	$39.1

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
          (e) Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended. During 2005 and 2006, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
accompanying Consolidated Balance Sheets in other non-current assets and or other long term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan B facility. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
     The Company also owns warrants to purchase additional shares of common stock of Covansys Corporation. From September 2004 (the date of initial purchase of Covansys stock and warrants) until March 25, 2005, the Company accounted for the warrants under SFAS No. 133. Under the provisions of SFAS No. 133, the warrants were considered derivative instruments and were recorded at a fair value of approximately $23.5 million on the date of acquisition. During the first quarter of 2005, the Company recorded a loss of $4.4 million on the decrease in fair value of the warrants through March 25, 2005 which is reflected in the Consolidated and Combined Statement of Earnings in other income and expense. On March 25, 2005, the terms of the warrants were amended to add a mandatory holding period subsequent to exercise of the warrants and eliminate a cashless exercise option available to the Company such that the accounting for the investment in the warrants is now governed by the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and changes in the fair value of the warrants are recorded in other comprehensive earnings. The fair value of the Company’s investment in Covansys warrants at September 30, 2006 and December 31, 2005 is $36.3 million and $29.5 million , respectively.
          (f) Trade Receivables, net
     A summary of trade receivables, net, at September 30, 2006 and December 31, 2005 is as follows (in thousands):

	September 30,	December 31,
	2006	2005
Trade receivables — billed	$481,226	$348,031
Trade receivables — unbilled	116,408	97,392

Total trade receivables	597,634	445,423
Allowance for doubtful accounts	(29,749)	(17,943)

Total trade receivables, net	$567,885	$427,480

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
     The Company has a $100 million unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. This facility has a term of 364 days and is renewed annually. There were no amounts outstanding under this facility at September 30, 2006.
          (g) Other receivables
     Other receivables represent amounts due from consumers related to deferred debit processing services offered in Australia and the U.K., amounts due from financial institutions for the settlement of transactions in our cash access business, fees due from financial institutions related to our property exchange facilitation business, and income taxes receivable. The carrying value for these receivables approximates their fair value.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
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
     (i) Long-lived Assets
     SFAS No. 144 requires that long-lived assets and intangible assets with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceed the fair value of the asset.
          (j) Intangible Assets
     The Company has intangible assets which consist primarily of customer relationships that are recorded in connection with acquisitions at their fair value based on the results of valuations by third parties. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates up to a ten-year period. Intangible assets with estimated useful lives are reviewed for impairment in accordance with SFAS No. 144 while intangible assets that are determined to have indefinite lives are reviewed for impairment at least annually in accordance with SFAS No. 142.
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
          (l) Deferred Contract Costs
     Cost of software sales and outsourced data processing and application management arrangements, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of a contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and are primarily associated with installation of systems/processes and data conversion.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
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
     On November 9, 2006, as part of the closing of the Merger with FNF, the Company will assume certain options and restricted stock grants that the Company’s employees and directors held in FNF. The Company estimates that it will assume approximately 2.7 million options to replace 5.0 million outstanding FNF options per the merger agreement. The Company will also assume 0.1 million shares of restricted stock. Also, on November 9, 2006, the Company will grant approximately 1.4 options to certain executive officers and the board of directors.
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). Under the fair-value method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $4.4 million and $4.6 million for the three month periods and $37.2 million and $16.0 million for the nine month periods ended September 30, 2006 and 2005, respectively, which is included in selling, general, and administrative expense in the Consolidated and Combined Statements of Earnings. The nine month period ended September 30, 2006 included stock compensation expense of $24.5 million relating to the FIS performance based options granted on March 9, 2005 for which the performance and market based criteria for vesting were met during the period. There was no material impact of adopting SFAS No. 123R as all options related to the Company’s employees from FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS 123 or SFAS 123R.
     The following table illustrates the effect on net earnings for the three and nine month period ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards held by FIS employees, including those that were issued prior to the adoption of SFAS 123 (in thousands):

	Three month period ended	Nine month period ended
	September 30, 2005	September 30, 2005
Net earnings, as reported	$57,892	$151,064
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	2,799	9,879
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(2,923)	(10,223)

Pro forma net earnings	$57,768	$150,720

Earnings per share:
Basic and Diluted — as reported and pro forma	$0.45	$1.18

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
          (q) Foreign Currency Translation
     The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statement of Stockholders’ Equity and are excluded from net earnings. Realized gains or losses resulting from other foreign currency transactions are included in other income (expense) and are insignificant in the nine month periods ended September 30, 2006 and 2005.
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
          (s) Unaudited Net Earnings per Share
     Unaudited net earnings per share is calculated for all periods presented using the 200 million shares of FIS outstanding following its recapitalization on March 9, 2005, as adjusted by the exchange ratio of 0.6396 (127.9 million shares) for the Merger with Certegy Inc. on February 1, 2006 (Note 5). The basic weighted average shares and common stock equivalents for the nine month period ended September 30, 2006 only include the shares and options that were previously outstanding at Certegy from February 1, 2006 through September 30, 2006. If these shares and options had been outstanding for the entire nine months of 2006, basic weighted average shares outstanding would have been approximately 191.6 million, common stock equivalents would have been 3.1 million and weighted average shares on a diluted basis would have been 194.7 million.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic and diluted net earnings	$78,580	$57,892	$183,967	$151,064
Weighted average shares outstanding — basic	190,680	127,920	184,373	127,920
Plus: Common stock equivalent shares assumed from conversion of options	2,946	—	3,032	—

Weighted average shares outstanding — diluted	193,626	127,920	187,405	127,920

Basic net earnings per share	$0.41	$0.45	$1.00	$1.18

Diluted net earnings per share	$0.41	$0.45	$0.98	$1.18

          (t) Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 are effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. Management does not believe that the adoption of this standard will have a material impact on the Company’s statements of financial position and operations.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management is currently evaluating the impact of SAB 108 on the Company’s statements of financial position and operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be reversed as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
(4) Recapitalization of FIS and Sale of Equity Interest
     On March 9, 2005, the recapitalization of FIS was completed through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”). The Company fully drew upon the entire $2.8 billion in Term Loan Facilities to complete the recapitalization while the Revolver remained undrawn at the closing. The current interest rate on the Term Loan A Facility and the Term Loan B Facility is LIBOR plus 1.25% (6.58% at September 30, 2006) and LIBOR plus 1.75% (7.08% at September 30, 2006), respectively. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders which provided the new senior credit facilities.
     Concurrently, FIS sold a 25 percent equity interest to an investment group led by Thomas H. Lee Partners (THL) and Texas Pacific Group (TPG). The Company issued a total of 32 million shares of common stock of FIS (as converted for the Merger) to the investment group for a total purchase price of $500 million. A new Board of Directors was created at FIS, with William P. Foley, II, then current Chairman and Chief Executive Officer of FNF, serving as Chairman and Chief Executive Officer of FIS. FNF appointed four additional members to the FIS Board of Directors, while each of THL and TPG appointed two directors. On February 1, 2006 the Company completed its Merger with Certegy and further changes were made to the Board of Directors and Lee Kennedy was appointed President and CEO of FIS ( note 5). The following steps were undertaken to consummate the recapitalization plan and equity interest sale. On March 8, 2005, the Company declared and paid a $2.7 billion dividend to FNF in the form of a note. On March 9, 2005, the Company borrowed $2.8 billion under its new senior credit facilities and then paid FNF $2.7 billion, plus interest in repayment of the note. The equity interest sale was then closed through the payment of $500 million from the investment group led by THL and TPG to the Company. The Company then repaid approximately $410 million outstanding under its November 8, 2004 credit facility. Finally, the Company paid all expenses related to the transactions. These expenses totaled $79.2 million, consisting of $33.5 million in financing fees and $45.7 million in fees relating to the equity interest sale, including placement fees payable to the investors.
     On November 2, 2006, the Company announced that it has engaged J.P. Morgan Securities Inc., Banc of America Securities LLC and Wachovia Securities LLC to act as lead arrangers in connection with the refinancing of the Term Loans and Revolver. The new $3.1 billion of facilities, if successfully completed, are expected to consist of a $1.0 billion 5-year unsecured revolving credit facility and a $2.1 billion 5-year unsecured amortizing term loan facility.
(5) Acquisitions
     The results of operations and financial position of the entities acquired during the nine month period ended September 30, 2006 are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on third party valuations with any excess cost over fair value being allocated to goodwill. There were no significant acquisitions completed during the nine month period ended September 30, 2005.
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
     Under the terms of the merger agreement, the Company was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all of the Company’s outstanding stock was converted into Certegy common stock. As a result of the Merger:
•	The Company’s pre-merger shareholders owned approximately 67.4% of the Company’s outstanding common stock immediately after the Merger, while Certegy’s pre-merger shareholders owned approximately 32.6%;

•	Immediately after the merger, FNF and its subsidiaries owned approximately 51.0% of the Company’s outstanding common stock; and

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
•	The Company’s board of directors was reconstituted so that a majority of the board consisted of directors designated by the Company’s shareholders.
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
     Generally accepted accounting principles in the U.S. require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. The Company has been designated as the accounting acquirer because immediately after the Merger its shareholders held more than 50% of the common stock of the Company. As a result, the Merger has been accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, the Company is considered the acquiring entity and Certegy is considered the acquired entity for financial reporting purposes. The financial statements of the combined company after the Merger reflect the Company’s financial results on a historical basis and include the results of operations of Certegy from February 1, 2006.
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
     The total purchase price was as follows (in millions):

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

$2,181.1

     The purchase price has been allocated to Certegy’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of February 1, 2006. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation is as follows (in millions):

Cash	$376.3
Trade and other receivables	241.2
Land, buildings, and equipment	72.4
Other assets	136.9
Computer software	131.6
Intangible assets	653.5
Goodwill	1,951.7
Liabilities assumed	(1,382.5)

Total purchase price	$2,181.1

The allocation of the purchase price to intangible assets, including computer software, is based on studies and valuations that were finalized as of September 30, 2006. As a

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
result, during the quarter ended September 30, 2006, the Company has adjusted its initial purchase accounting to reflect revalued customer contracts, computer software, deferred income taxes and assumed liabilities which resulted in a net adjustment to goodwill of $ 56.9 million.
     The following table summarizes the liabilities assumed in the Merger (in millions):

Notes payable and capital lease obligations	$222.8
Deferred income taxes	224.4
Dividends payable	236.6
Dividend bridge loan	239.0
Liabilities associated with pension, SERP, and postretirement benefit plans	32.6
Estimated severance payments to certain Certegy employees	10.0
Estimated employee relocation and facility closure costs	9.5
Other merger related	28.5
Other operating liabilities	379.1

$1,382.5

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
     The Company has evaluated the various lease agreements, vendor arrangements, and customer contracts of Certegy. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The assets acquired and liabilities assumed in the Kordoba acquisition (including the 25.1% minority interest acquisition) were as follows (in thousands):

Tangible assets	$122,938
Computer software	34,039
Intangible assets	35,372
Goodwill	105,664
Liabilities assumed	(134,767)

Total purchase price	$163,246

     Selected unaudited pro forma combined results of operations for the nine month periods ended September 30, 2006 and 2005, assuming the Certegy Merger and the Kordoba minority interest acquisition had occurred as of January 1, 2005, and using actual general and administrative expenses prior to the acquisition are set forth below (in thousands):

	Nine month periods ended
	September 30,
	2006	2005
Total revenue	$3,096,448	$2,879,657
Net earnings	$137,736	$177,796
Pro forma earnings per share — basic	$0.72	$0.94
Pro forma earnings per share — diluted	$0.71	$0.93
     The September 30, 2006 pro forma results include pretax merger related costs recorded in January 2006 by Certegy of $79.7 million and a pretax charge of $24.5 million related to FIS performance-based stock compensation.
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
  Proservvi Empreendimentos e Servicos Ltda.
     On July 17, 2006, the Company acquired Proservvi Empreendimentos e Servicos Ltda.(“Proservvi”) for $2.8 million cash and the assumption of $13.3 million in debt. The Company has renamed the operation Fidelity BPO Brazil Ltda., which will provide a full range of back office processing and support services. The company expects to invest an additional $13.6 million to support the working capital needs of the new operation.
  Watterson Prime, LLC
     On November 2, 2006, the Company acquired certain assets of Watterson Prime, LLC, a leading provider of due diligence services to financial institutions worldwide for approximately $8.5 million in cash and certain earn-out incentives.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
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
     The Company recorded equity earnings (net of tax) relating to its investment in Covansys of $1.7 million and $2.1 million for the three months ended September 30, 2006 and 2005, respectively and equity earnings (net of tax) of $3.8 million and $4.4 million for the nine month periods ended September 30, 2006 and 2005, respectively. Equity earnings are recorded based on the best information available to management.
(7) Property and Equipment
     Property and equipment as of September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land	$20,731	$9,235
Buildings	110,065	90,031
Leasehold improvements	48,409	33,779
Computer equipment	280,572	212,790
Furniture, fixtures, and other equipment	86,870	61,435

	546,647	407,270
Accumulated depreciation and amortization	(247,380)	(186,845)

	$299,267	$220,425

     Depreciation and amortization expense on property and equipment amounted to $23.1 million and $18.6 million for the three month periods and $70.7 million and $49.6 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     The Company, through the Merger with Certegy (note 5), is the tenant of certain real property located in St. Petersburg, Florida (the “Florida Leased Property”) pursuant to the terms of a synthetic lease agreement entered into by Certegy on December 30, 1999 (the “Florida Lease”) with a variable interest entity (the “VIE”), as landlord. The term of the Florida Lease expires on September 17, 2009, but can be renewed through September 17, 2014. In accordance with certain provisions of FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), the value of the property, equipment and debt related to the VIE is included in the Company’s consolidated balance sheet at the fair value on the date of acquisition. At September 30, 2006, the book value of the land, building and leasehold improvements related to the VIE which is included in the Consolidated Balance Sheet was $28.2 million, net of accumulated depreciation.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(8) Goodwill
     Changes in goodwill, net of purchase accounting adjustments, during the nine month period ended September 30, 2006 are summarized as follows (in thousands):

	Transaction	Lender
	Processing	Processing
	Services	Services	Total
Balance, December 31, 2005	$706,432	$1,081,281	$1,787,713
Goodwill acquired during 2006	1,992,692	1,820	1,994,512

Balance, September 30, 2006	$2,699,124	$1,083,101	$3,782,225

(9) Intangible Assets
     Intangible assets, as of September 30, 2006, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$1,233,188	$420,462	$812,726
Trademarks	241,339	—	241,339

	$1,474,527	$420,462	$1,054,065

     Intangible assets, as of December 31, 2005, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$756,403	$292,731	$463,672
Trademarks	45,108	—	45,108

	$801,511	$292,731	$508,780

     Amortization expense for intangible assets with definite lives was $45.6 million and $28.6 million for the three month periods and $131.7 million and $96.9 million for the nine month periods ended September 30, 2006 and 2005, respectively. Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods.
(10) Computer Software
     Computer software as of September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Software from business acquisitions	$460,686	$327,346
Capitalized software development costs	385,202	264,537
Purchased software	87,052	69,040

Computer software	932,940	660,923
Accumulated amortization	(306,303)	(208,930)

Computer software, net of accumulated amortization	$626,637	$451,993

     Amortization expense for computer software was $33.4 million and $22.0 million for the three month periods and $96.2 million and $67.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(11) Deferred Contract Costs
     A summary of deferred contract costs as of September 30, 2006 and December 31, 2005 is as follows (in thousands):

	September 30,	December 31,
	2006	2005
Installations and conversions in progress	$67,918	$48,574
Installations and conversions completed, net	129,292	116,381
Other, net	34,242	18,308

Total deferred contract costs	$231,452	$183,263

     Amortization of deferred contract costs was $9.0 million and $1.6 million for the three month periods and $19.7 million and $8.3 million for the nine month periods ended September 30, 2006 and 2005, respectively.
(12) Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities as of September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Salaries and incentives	$91,405	$96,492
Accrued benefits	35,474	24,346
Trade accounts payable	88,612	43,648
Accrued merger related costs	10,823	—
Other accrued liabilities	267,852	145,105

	$494,166	$309,591

(13) Long-Term Debt
     Long-term debt as of September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (7.08% at September 30, 2006), 0.25% quarterly principal amortization, due March 2013	$1,730,000	$1,760,000
Term Loan A Facility, secured, interest payable at LIBOR plus 1.25% (6.58% at September 30, 2006), 0.25% quarterly principal amortization, due March 2011	788,000	794,000
Unsecured notes, net of discount, interest payable semiannually at 4.75%, due September 2008	195,343	—
Revolving credit facility, secured, interest payable at LIBOR plus 1.25% (Eurodollar borrowings) or Prime plus 0.25% (Base Rate borrowings), (6.58% or 8.50%, respectively at September 30, 2006) unused portion of $285,800 at September 30, 2006, maturing March 2011	114,200	—
Other promissory notes with various interest rates and maturities	41,248	10,128

	2,868,791	2,564,128
Less current portion	(24,140)	(33,673)

Long-term debt, excluding current portion	$2,844,651	$2,530,455

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

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
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
     The credit facilities contain affirmative, negative, and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments and capital expenditures, a minimum interest coverage ratio, and a maximum secured leverage ratio. The Company’s management believes that the Company is in compliance with all covenants related to the credit agreements at September 30, 2006.
     On November 2, 2006, the Company announced that it has engaged J.P. Morgan Securities Inc., Banc of America Securities LLC and Wachovia Securities LLC to act as lead arrangers in connection with the refinancing of the Term Loans and Revolver. The new $3.1 billion of facilities, if successfully completed, are expected to consist of a $1.0 billion 5-year unsecured revolving credit facility and a $2.1 billion 5-year unsecured amortizing term loan facility.
     On April 11, 2005, the Company entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350 million of the Term Loan B Facility. The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133. The estimated fair value of the cash flow hedges results in an asset to the Company of $6.0 million and $5.2 million, as of September 30, 2006 and December 31, 2005, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan B Facility. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
     Principal maturities for the remaining three months ending December 31, 2006 and the twelve months of each of the following years and thereafter are as follows (in thousands):

2006	$13,140
2007	25,743
2008	223,343
2009	50,364
2010	28,000
Thereafter	2,528,201

Total	$2,868,791

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
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
     FNF and its counsel have investigated these allegations and, based on the results of the investigations, FNF and the Company do not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on FNF’s or any of its

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
subsidiaries’ financial position, results of operations or cash flows. FNF and its subsidiaries, including FIS, have fully cooperated with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.
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
     Escrow Arrangements
     In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated and Combined Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances, which amounted to $2.5 billion at September 30, 2006. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2006 related to these arrangements.
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

2006	$13,163
2007	43,647
2008	34,487
2009	25,528
2010	15,494
Thereafter	18,554

Total	$150,873

     In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $15 million per year which renew on a short-term basis.
     Rent expense incurred under all operating leases during the three and nine month periods ended September 30, 2006 and 2005 was $17.6 million and $17.1 million, and $48.8 million and $49.7 million, respectively.
     Data Processing Services Agreements. The Company, through the Merger with Certegy (Note 5), has agreements with IBM and Proceda, which expire between 2007 and 2017, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements is approximately $629.7 million as of September 30, 2006. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs as a result of the Merger. The Company is in the process of

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
evaluating certain of these agreements and, as part of the integration plans resulting from the Merger, may ultimately terminate some of these agreements. The Company must pay a termination charge in the event of such a termination.
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
(15) Employee Benefit Plans
Stock Option Plans
     In 2005, the Company adopted the Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (the “Plan”). As of September 30, 2006, there were 8,075,775 options outstanding under this plan at a strike price of $15.63 per share (as adjusted for the .6396 exchange ratio in the Certegy transaction). These stock options were granted at the fair value of the Company’s stock on the grant date based on the price for which the Company sold 32 million shares (a 25% interest) to the financial sponsors in the recapitalization transaction on March 9, 2005. The Plan provides for the grant of stock options and restricted stock, representing up to 10,371,892 shares. The options granted thus far under this plan have a term of 10 years and vest over either a 4 or 5 year period (the “time-based options”) on a quarterly basis or based on specific performance criteria (the “performance-based options”). The time-based options vest with respect to 1/16 or 1/20 of the total number of shares subject to such time-based options on the last day of each fiscal quarter. The performance-based options vest for certain key employees in the event of a

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
change in control or after an initial public offering solely if one of the following targets shall be met: (a) 50% of the total number of shares subject to such performance based options vest if the public trading value of a share of common stock equals at least $27.36 and (b) 100% of the total number of shares subject to such performance based options will vest if the public trading value of a share of common stock equals at least $31.27, provided the optionee’s service has not terminated prior to the applicable vesting date. For the remaining employees, vesting of the performance-based options occurs in the event of a change in control or an initial public offering and if the public trading value of common stock equals at least $31.27 provided the optionee’s service with FIS has not terminated prior to the applicable vesting date.
     Through the Merger with Certegy, the Company assumed the Certegy Inc. Stock Incentive Plan that provides for the issuance of qualified and non-qualified stock options to officers and other key employees at exercise prices not less than market on the date of grant. All options and awards outstanding prior to the Merger under the Certegy Plan were fully vested as of the Merger date. As part of the Merger, the Certegy shareholders approved amendments to the plan and approved an additional 6 million shares to be made available under the plan. During the period from February 1, 2006 through September 30, 2006, the Company has granted 2,077,500 options under this plan. There were 5,509,727 options outstanding under this plan at September 30, 2006.
     Certain FIS employees are participants in FNF’s stock-based compensation plans, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under these plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. There were no FNF options granted to FIS employees in the nine month periods ended September 30, 2006 and 2005. The Company recorded expense relating to FNF options of $.6 million and $2.8 million in the three month periods and $2.0 million and $10.0 million in the nine month periods ended September 30, 2006 and 2005, respectively, relating to FNF options granted prior to 2005.
     The following schedule summarizes the stock option activity for the nine months ended September 30, 2006:

		Weighted
		Average
	Shares	Exercise Price
Balance, December 31, 2005	8,985,421	$15.63
Assumed in Certegy Merger	4,419,788	27.23
Granted	2,077,500	38.39
Former Certegy Options Exercised	(972,004)	28.31
FIS Options Exercised	(838,264)	15.63
Cancelled	(86,939)	18.36

Balance, September 30, 2006	13,585,502	$22.08

     The intrinsic value of options exercised during the nine months ended September 30, 2006 was $29.2 million. There were no options exercised during the nine months ended September 30, 2005.
     The following table summarizes information related to stock options outstanding and exercisable as of September 30, 2006:

Outstanding Options					Exercisable Options
		Weighted		Intrinsic		Weighted		Intrinsic
		Average	Weighted	Value at		Average	Weighted	Value at
	Number	Remaining	Average	September 30,	Number	Remaining	Average	September 30,
	of	Contractual	Exercise	2006 (in	of	Contractual	Exercise	2006 (in
Range of Exercise Price	Options	Life	Price	thousands)	Options	Life	Price	thousands)
$15.63-$15.63	8,075,775	8.50	$15.63	$172,579	5,188,001	8.50	$15.63	$110,868
$16.03-$18.22	607,157	3.61	17.13	12,062	607,157	3.61	17.13	12,062
$19.20-$24.09	534,586	4.82	22.05	7,992	534,586	4.82	22.05	7,992
$24.09-$29.74	792,350	4.09	27.57	7,473	792,350	4.09	27.57	7,473
$29.74-$30.56	10,942	.91	30.40	72	10,942	.91	30.40	72
$30.56-$31.94	706,921	5.37	31.94	3,575	706,921	5.37	31.94	3,575
$31.94-$32.44	730,848	5.26	32.25	3,474	730,848	5.26	32.25	3,474
$32.44-$35.25	15,650	5.63	33.70	51	15,650	5.63	33.70	52
$35.25-$35.26	11,889	5.72	35.26	21	11,889	5.72	35.26	21
$37.26-$39.48	2,077,500	6.34	39.16	—	—	—	—	—
$39.48-$39.75	21,884	0.63	39.75	—	21,884	0.63	39.75	—

$15.63-$39.75	13,585,502	7.17	$22.08	$202,753	8,620,228	7.19	$20.12	$145,529

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective as of January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $4.4 million, $4.6 million, $37.2 million and $16.0 million for the three and nine month periods ended September 30, 2006 and 2005, respectively, which is included in selling, general, and administrative expenses in the Consolidated and Combined Statements of Earnings. The nine month period ended September 30, 2006 included stock compensation expense of $24.5 million relating to the FIS performance-based options granted on March 9, 2005 for which the performance and market criteria for vesting were met during the first six months of 2006. There was no material impact of adopting SFAS No. 123R as all options related to the Company’s employees from FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS 123 or SFAS 123R.
     The fair value relating to the time-based options granted by the Company in 2005 was estimated using a Black-Scholes option-pricing model, while the fair value relating to the performance-based options was estimated using a Monte-Carlo option pricing model due to the vesting characteristics of those options, as discussed above. The following assumptions were used for the 4,798,747 time-based options granted in 2005; the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and weighted average expected life was 5 years. The fair value of each time-based option was $6.79. Since the Company was not publicly traded when the majority of the FIS options were issued, the Company relied on industry peer data to determine the volatility assumption and for the expected life assumption, the Company used an average of several methods, including FNF’s historical exercise history, peer firm data, publicly available industry data and the Safe Harbor approach as stated in the SEC Staff Accounting Bulletin 107. The following assumptions were used for the valuation of the 4,199,466 performance-based options granted in 2005: the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and the objective time to exercise was 4.7 years with an objective in the money assumption of 2.95 years. It was also expected that the initial public offering assumption would occur within a 9 month period from grant date. The fair value of the performance-based options was calculated to be $5.85. The fair value for FIS options granted in 2006 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during the first nine months of 2006 was 4.54%. A volatility factor for the expected market price of the common stock of 30% was used for options granted in the first nine months of 2006. The expected dividend yield used for the first nine months of 2006 was 0.5%. A weighted average expected life of 6 years was used for the first nine months of 2006. The weighted average fair value of each option granted during the first nine months of 2006 was $14.41.
     At September 30, 2006, the total unrecognized compensation cost related to non-vested stock option grants is $44.6 million, which is expected to be recognized in pre-tax income over a weighted average period of 2.2 years.
     The Company intends to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. During the nine months ended September 30, 2006, the Company repurchased 2,829,200 shares at an average price of $36.69 under this program. On October 23, 2006, the Company repurchased another 1,432,000 shares at a price of $39.40 under the terms of the SEDA transaction. On October 25, 2006, the Company’s Board of Directors approved a plan authorizing the repurchase of up to $200 million worth of the Company’s common stock.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
initiated a termination and settlement of the Certegy pension plan obligations and, therefore, the impact of service and other costs related to the pension plan is insignificant.
     The total benefit costs for the three and nine month periods ended September 30, 2006 and 2005 for these plans were as follows (in thousands):

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$396	$315	$1,251	$945
Interest cost	218	225	688	675

Total benefit costs	$614	$540	$1,939	$1,620

(16) Concentration of Risk
     The Company generates a significant amount of revenue from large customers, however, no customers accounted for more than 10% of total revenue or total segment revenue in the nine month periods ended September 30, 2006 and 2005.
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
(17) Segment Information
     Upon completion of the Certegy Merger, the Company implemented a new organizational structure, which resulted in a new operating segment structure beginning with the reporting of first quarter 2006 results. Effective as of February 1, 2006, the Company’s operating segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This structure reflects how the businesses are operated and managed. The primary components of the TPS segment, which includes Certegy’s Card and Check Services and the financial institution processing component of the former Financial Institution Software and Services segment of FIS, are our Enterprise Solutions, Integrated Financial Solutions and International businesses. The primary components of the LPS segment are our Mortgage Processing and Origination Services businesses, which include the mortgage lender processing component of the former Financial Institution Software and Services segment of FIS, and the former Lender Services, Default Management, and Information Services segments of FIS.
     Summarized financial information concerning the Company’s segments is shown in the following tables.
     As of and for the three month period ended September 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$650,406	$432,891	$(2,646)	$1,080,651
Cost of revenues	514,390	258,190	—	772,580

Gross profit	136,016	174,701	(2,646)	308,071
Selling, general and administrative expenses	39,736	52,338	20,650	112,724
Research development costs	17,838	8,017	—	25,855

Operating income	78,442	114,346	(23,296)	169,492

Depreciation and amortization	$75,158	$33,658	$2,319	$111,135

Total assets	$5,256,848	$1,889,459	$285,812	$7,432,119

Goodwill	$2,699,124	$1,083,101	$—	$3,782,225

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the three month period ended September 30, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$287,241	$413,591	$(2,723)	$698,109
Cost of revenues	216,615	231,179	—	447,794

Gross profit	70,626	182,412	(2,723)	250,315
Selling, general and administrative expenses	13,312	55,693	24,042	93,047
Research development costs	26,294	7,251	—	33,545

Operating income	31,020	119,468	(26,765)	123,723

Depreciation and amortization	$34,360	$34,334	$2,089	$70,783

Total assets	$1,795,116	$1,844,574	$423,281	$4,062,971

Goodwill	$726,895	$1,045,747	$—	$1,772,642

     Summarized financial information concerning the Company’s segments is shown in the following tables.
     As of and for the nine month period ended September 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,764,030	$1,241,472	$(1,969)	$3,003,533
Cost of revenues	1,376,854	737,781	—	2,114,635

Gross profit	387,176	503,691	(1,969)	888,898
Selling, general and administrative expenses	130,341	161,574	92,404	384,319
Research development costs	52,183	25,378	—	77,561

Operating income	204,652	316,739	(94,373)	427,018

Depreciation and amortization	$207,658	$104,882	$5,764	$318,304

     As of and for the nine month period ended September 30, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$905,740	$1,156,848	$(4,186)	$2,058,402
Cost of revenues	671,716	659,657	—	1,331,373

Gross profit	234,024	497,191	(4,186)	727,029
Selling, general and administrative expenses	71,016	171,593	70,312	312,921
Research development costs	66,530	19,254	—	85,784

Operating income	96,478	306,344	(74,498)	328,324

Depreciation and amortization	$108,328	$109,235	$4,323	$221,886

Transaction Processing Services
     The Transaction Processing Services segment focuses on filling the processing needs of large financial institutions, commercial lenders, independent community banks, credit unions and retailers. The primary applications are software applications that function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software which banks use to maintain the primary records of their customer accounts. This segment also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the segment’s financial institution customers and their clients. In addition, this segment includes credit card, debit card, and other transaction processing and check risk management services. Included in this segment were $123.6 million and $45.1 million in sales to non-U.S. based customers in the three month periods and $310.7 million and $141.5 million in sales to non-U.S. based customers in the nine month periods ended September 30, 2006 and 2005, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated and Combined Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that are based upon the Company’s current expectations and are subject to uncertainty and changes in circumstances. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties which forward-looking statements are subject to include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the risk that the recent merger with Certegy may fail to achieve beneficial synergies or that it may take longer than expected to do so; the effects of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries; failures to adapt our services to changes in technology or in the marketplace; adverse changes in the level of real estate activity, which would adversely affect certain of our businesses; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating divisions face; and other risks detailed in the “Risk Factors” and other sections of this Form 10-Q and in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
Overview
     FIS is a leading provider of core processing services, item processing services, card issuer and transaction processing services, check risk management services, mortgage loan processing, mortgage-related information products, and outsourcing services to a wide variety of financial institutions, retailers, mortgage lenders and mortgage loan servicers, and real estate professionals. FIS has two reporting segments, Transaction Processing Services and Lender Processing Services, which produced approximately 59% and 41%, respectively, of FIS’s revenues in the nine month period ended September 30, 2006.
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
Combination with FNF
     On June 25, 2006, the Company entered into an agreement and plan of merger (the “ Merger Agreement”) with FNF (amended September 18, 2006). This merger was one step in a plan that eliminated FNF’s holding company structure and majority ownership of FIS. In connection with this plan, FNF also entered into a securities exchange and distribution agreement (the “SEDA”) with its subsidiary Fidelity National Title Group, Inc. (“FNT”). Under the SEDA, FNF agreed that, prior to the merger, FNF would transfer substantially all its assets and liabilities to FNT, in exchange for shares of FNT common stock. FNF then would spin-off all shares of FNT stock it held to the stockholders of FNF in a tax-free distribution. Pursuant to the Merger Agreement, on November 9, 2006 FNF merged with and into FIS (the “FNF Merger”), with FIS continuing as the surviving corporation. In consideration for the FNF Merger, FNF stockholders received an aggregate of 96,521,877 shares of FIS stock for their FNF shares. In addition, in connection with the merger FIS will issue options to purchase FIS common stock and shares of FIS restricted stock in exchange for FNF options and restricted stock outstanding at the time of the merger. The merger followed the completion on October 24, 2006, of FNT’s acquisition under the SEDA of substantially all of the assets and liabilities of FNF (other than FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small subsidiary which merged into FIS in a separate transaction) in exchange for 45,265,956 shares of FNT’s Class A common stock and the subsequent spin-off of FNT shares. The assets transferred included FNF’s specialty insurance business, its interest in certain claims management operations, certain timber and real estate holdings and certain smaller operations, together with all cash and certain investment assets held by FNF as of October 24, 2006. Pursuant to the SEDA and after the completion of all of the transactions, FNT will be renamed Fidelity National Financial, Inc. (“New FNF”) and will trade under the symbol FNF. Current FNF Chairman and CEO William P. Foley, II, assumed the same positions in New FNF and now serves as Executive Chairman of FIS, and other key members of FNF senior management will continue their involvement in both New FNF and FIS in executive capacities.
     U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, Financial Accounting Standards Board Technical Bulletin 85-5, “Issues Relating to Accounting for Business Combinations” provides that if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the FNF Merger, the minority interest of FIS does not change and, in substance, the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest has not taken place, the exchange will be accounted for based on the carrying amounts of FIS’s assets and liabilities.

Related Party Transactions
     FIS has historically conducted business with FNF and FNT. In March 2005, in connection with the recapitalization and sale of equity interest, FIS entered into various agreements with FNF under which we have continued to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with FNF under which FNF continued to provide corporate services. In September 2005, when FNT was formed and the title insurance business was consolidated under FNT, many of these agreements were amended and restated to take into account the services that would be performed for and by FNT rather than FNF. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were further amended and restated to reflect certain changes in the parties’ relationships. Certain of these agreements were amended or terminated in connection with the merger with FNF and related transactions, as described in FIS’s current report on Form 8-K filed with the SEC on October 27, 2006. A summary of these agreements as in effect through September 30, 2006 is as follows:
•	Agreement to provide data processing services. This agreement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and FNT. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years.

•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which the Company is paid for maintaining, managing and updating title plants owned by FNT’s title underwriters in certain parts of the country. The title plant maintenance agreement requires, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sells property information to title underwriters which are subsidiaries of FNT as well as to various unaffiliated customers. The Company pays FNT a royalty fee of 2.5% to 3.75% of the revenues received. In the case of the maintenance agreement, the Company is responsible for the costs of keeping the title plant assets current and functioning and in return receives the revenue generated by those assets. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement in May 2005 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter).

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company is paid for providing software development and services to FNT which consist of developing software for use in the title operations of FNT.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNT, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF and FNT to provide corporate services to the Company. These agreements provide for FNF and FNT to provide general management, accounting, treasury, tax, finance, legal, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate and administrative support to the Company. The pricing of these services is at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF or FNT in providing such services based on estimates that FNF, FNT and the Company believe to be reasonable.

•	Licensing, leasing and cost sharing agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or FNT (or their subsidiaries) in connection with the Company’s use of certain intellectual property or other assets of or services by FNF or FNT.

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies by the Company on behalf of title insurance underwriters owned by FNT and subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement ranging from July 2004 through September 2006 for various agreements (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $21.6 million and $24.0 million for the three month periods and $58.7 million and $61.3 million for the nine month periods ended September 30, 2006 and 2005, respectively, representing commissions on title insurance policies written by the Company on behalf of title insurance subsidiaries of FNT. These commissions are equal to 88% of the total title premium from title policies that the Company places with subsidiaries of FNT. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNT issue as part of the foreclosure process on a defaulted loan.
     A detail of related party items included in revenues is as follows (in millions):

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2006	2005	2006	2005
Data processing services revenue	$20.4	$16.7	$55.0	$41.4
Title plant information revenue	5.9	7.7	17.7	21.8
Software revenue	7.9	4.5	24.7	11.0
Other real-estate related services	3.6	4.9	8.5	10.8

Total revenues	$37.8	$33.8	$105.9	$85.0

     A detail of related party items included in operating expenses is as follows (in millions):

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2006	2005	2006	2005
Title plant royalty expense	$0.6	$0.7	$2.4	$2.1
Rent expense	—	—	—	5.0
Corporate services	2.7	6.5	7.6	20.4
Licensing, leasing and cost sharing agreement	3.6	4.2	11.0	11.6

Total expenses	$6.9	$11.4	$21.0	$39.1

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

Recent Developments
     In addition to the merger with FNF:
Merger with Certegy Inc.
     On September 14, 2005, the Company entered into a definitive merger agreement with Certegy under which the Company and Certegy would combine operations to form a single publicly traded company. On January 26, 2006, Certegy’s shareholders approved the merger which was consummated on February 1, 2006.
     As a result of the merger, the Company is one of the largest providers of processing services to U.S. financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and lender outsourcing services. The Company offers a diversified product mix, and management believes that it will benefit from the opportunity to cross-sell products and services across the combined customer base and from its expanded international presence and scale. Management also expects to achieve cost synergies in, among other things, corporate overhead, compensation and benefits, technology, vendor management and facilities.
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
Proservvi Empreendimentos e Servicos Ltda.
     On July 17, 2006, the Company acquired Proservvi Empreendimentos e Servicos Ltda.(“Proservvi”) for $2.8 million cash and the assumption of $13.3 million in debt. The Company has renamed the operation Fidelity BPO Brazil Ltda., which will provide a full range of back office processing and support services. The company expects to invest an additional $13.6 million to support the working capital needs of the new operation.
Watterson Prime, LLC
     On November 2, 2006, the Company acquired certain assets of Watterson Prime, LLC, a leading provider of due diligence services to financial institutions worldwide for approximately $10.5 million in cash and certain earn-out incentives.
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
     As of September 30, 2006 and December 31, 2005, goodwill was $3.8 billion and $1.8 billion, respectively. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, FIS performs an annual goodwill impairment test on its reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. FIS completed its annual goodwill impairment test on its reporting units as of December 31, 2005 and determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of FIS’s goodwill.
     As of September 30, 2006 and December 31, 2005, intangible assets were $1.1 billion and $508.8 million respectively, which consists of software, purchased customer relationships and trademarks. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. All trademarks have been determined to have indefinite lives and are not amortized, but are reviewed for impairment at least annually in accordance with SFAS No. 142. During 2005, FIS recorded an impairment of $9.3 million to write off the carrying value of customer relationships at one subsidiary in its Lender Processing Services segment which were terminated.

Also during the three months ended September 30, 2006, we adjusted the purchase accounting allocations related to the merger with Certegy (See Note 5).
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
     FIS’s existing cash flow hedges have been highly effective and there has been no impact on earnings due to hedge ineffectiveness. As of September 30, 2006, the estimated fair value of cash flow hedges results in an asset of $6.0 million, which is included in the accompanying Consolidated Balance Sheet in prepaid and other current assets with a corresponding amount recorded as a component of accumulated other comprehensive earnings, net of deferred taxes.

Comparisons of three and nine month periods ended September 30, 2006 and 2005
Consolidated and Combined Results of Operations
(in thousands, except per share amounts)

	Three month periods		Nine month periods
	ended September 30,		ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Processing and services revenues	$1,080,651	$698,109	$3,003,533	$2,058,402
Cost of Revenues	772,580	447,794	2,114,635	1,331,373

Gross Profit	308,071	250,315	888,898	727,029

Selling, general and administrative expenses	112,724	93,047	384,319	312,921
Research and development costs	25,855	33,545	77,561	85,784

Operating income	169,492	123,723	427,018	328,324

Other Income (expense):
Interest income	477	1,790	3,901	4,826
Interest expense	(49,717)	(37,548)	(142,018)	(87,357)
Other expense, net	(593)	821	(1,837)	(2,391)

Total other income (expense)	(49,833)	(34,937)	(139,954)	(84,922)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	119,659	88,786	287,064	243,402
Income tax expense	42,799	31,112	106,915	90,546
Equity in earnings of unconsolidated entities	1,686	2,135	3,778	4,379
Minority interest	(34)	1,917	(40)	6,171

Net earnings	$78,580	$57,892	$183,967	$151,064

Net earnings per share — basic	$0.41	$0.45	$1.00	$1.18

Weighted average shares outstanding — basic	190,680	127,920	184,373	127,920

Net earnings per share — diluted	$0.41	$0.45	$0.98	$1.18

Weighted average shares outstanding — diluted	193,626	127,920	187,405	127,920

     Processing and Services Revenues
     Processing and services revenues totaled $1.1 billion and $698.1 million during the three month periods and $3.0 billion and $2.1 billion during the nine month periods ended September 30, 2006 and 2005, respectively. The increase in revenue during the three and nine month periods ended September 30, 2006 as compared to the same periods in prior year was primarily due to incremental revenues from the February 1, 2006 merger with Certegy, which contributed $290.3 million and $761.9 million, respectively, to the overall increase.
     Cost of Revenues
     Cost of revenues totaled $772.6 million and $447.8 million during the three month periods and $2.1 billion and $1.3 billion during the nine month periods ended September 30, 2006 and 2005, respectively. The increase in cost of revenues during the three and nine month periods ended September 30, 2006 as compared to the same periods in prior year was primarily due to incremental cost of revenues from the February 1, 2006 merger with Certegy which contributed $238.1 million and $612.5 million, respectively, to the overall increase. Additionally, an increase in depreciation and amortization costs to $96.6 million from $58.4 million during the three month periods and to $278.5 million from $185.4 million during the nine month periods ended September 30, 2006 and 2005, respectively,primarily due to the additional amortization expense related to the merger, also contributed to the year-over-year increase.
     Gross Profit
     Gross profit as a percentage of revenues (“gross margin”) was 28.5% and 35.9% during the three month periods and 29.6% and 35.3% during the nine month periods ended September 30, 2006 and 2005, respectively. The decrease in gross margin is primarily due to the February 1, 2006 merger with Certegy, which businesses typically have lower margins than those of the historically owned FIS businesses. Additionally, incremental purchase accounting amortization relating to the merger with Certegy also contributed to the decrease in gross margin..
Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $112.7 million and $93.0 million during the three month periods and $384.3 million and $312.9 million during the nine month periods ended September 30, 2006 and 2005, respectively. The increase in selling, general and administrative expenses during the three and nine month periods ended September 30, 2006 as compared to same periods in prior year primarily relates to incremental selling, general and administrative expenses from the February 1, 2006 merger with Certegy which contributed $16.3 million and $55.9 million, respectively, to the overall increase. Additionally, the increase during the nine months ended September 30, 2006 was also due to an increase in stock based compensation expense which increased from $16.0 million during the nine months ended September 30, 2005 to $37.2 million during the nine months ended September 30, 2006. This increase in stock-based compensation is primarily attributable to the $24.5 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria was met during the first quarter of 2006. The remainder of the increase is primarily attributable to the February 1, 2006 merger with Certegy. Also included in selling, general and administrative expenses are $14.5 million, $12.4 million , $39.8 million and $36.5 million in depreciation and amortization costs for the three month periods ended September 30, 2006 and 2005 and the nine month periods ended September 30, 2006 and 2005, respectively.
     Research and Development Costs
     Research and development costs totaled $25.9 million and $33.5 million during three month periods and $77.6 million and $85.8 million during the nine month periods ended September 30, 2006 and 2005, respectively.

     Operating Income
     Operating income totaled $169.5 million and $123.7 million during the three month periods and $427.0 million and $328.3 million during the nine month periods ended September 30, 2006 and 2005, respectively. Operating income as a percentage of revenue (“operating margin”) was 15.7% and 17.7% during the three month periods and 14.2% and 16.0% during the nine month periods ending September 30, 2006 and 2005, respectively. The year-over-year decrease in operating margin is primarily due to incremental purchase accounting amortization relating to the merger with Certegy, as well as relatively lower gross profit percentage associated with the Certegy product lines, as noted above.
     Interest expense
     Interest expense totaled $49.7 million and $37.5 million during the three month periods and $142.0 million and $87.4 million during the nine month periods ended September 30, 2006 and 2005, respectively. The increase in interest expense during the three months ended September 30, 2006 as compared to the same period in prior year primarily relates to an increase in interest rates and higher average borrowings. The increase in interest expense during for the nine months ended September 30, 2006 was primarily due to the recapitalization that occurred late in the first quarter of 2005.
     Income Tax Expense
     Income tax expense totaled $42.8 million and $31.1 million during the three month periods and $106.9 million and $90.5 million during the nine month periods ended September 30, 2006 and 2005, respectively. This resulted in an effective tax rate of 35.8% and 35.0% for the three month periods and 37.2% and 37.2%for the nine month periods ended September 30, 2006 and September 30, 2005, respectively.
     Minority Interest
     Minority interest expense, which was negligible during the three months ended September 30, 2006 and 2005, totaled $1.9 million and $6.2 million during the nine months ended September 30, 2006 and 2005. The decrease during the nine months ended September 30, 2006 as compared to the same period in prior year was primarily due to the Company’s purchase of the remaining 25.1% interest in Kordoba on September 30, 2005.
     Net Earnings
     Net earnings totaled $78.6 million and $57.9 million during the three month periods and $184.0 million and $151.0 million during the nine month periods ended September 30, 2006 and 2005, respectively, or $0.41 and $0.45 per diluted share during the three month periods and $0.98 and $1.18 per diluted share during the nine month periods ended September 30, 2006 and 2005, respectively.
Segment Results of Operations
Transaction Processing Services
(in thousands)

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Processing and services revenues	$650,406	$287,241	$1,764,030	$905,740
Cost of revenues	514,390	216,615	1,376,854	671,716

Gross profit	136,016	70,626	387,176	234,024
Selling, general and administrative expenses	39,736	13,312	130,341	71,016
Research and development costs	17,838	26,294	52,183	66,530

Operating income	$78,442	$31,020	$204,652	$96,478

     Revenues for the Transaction Processing Services segment are derived from three main revenue channels; Enterprise Solutions, Integrated Financial Solutions and International. Revenues from Transaction Processing Services totaled $650.4 million and $287.2 million for three month periods and $1.8 billion and $905.7 million for the nine month periods ended September 30, 2006 and 2005, respectively. The overall segment increase of $363.2 million during the three months ended September 30, 2006, as compared to the same period in prior year was primarily attributable to the merger with Certegy which contributed $290.3 million to the overall increase. Organic growth within the historically owned Integrated Financial Solutions and International businesses also contributed to the increase. The overall segment increase of $858.3 million during the nine months ended September 30, 2006, as compared to the same period in prior year was primarily attributable to the merger with Certegy which contributed $761.9 million to the overall increase. The majority of the remaining growth is attributable to the Integrated Financial Solutions and International revenue channels.
     Cost of revenues for the Transaction Processing Services segment totaled $514.4 million and $216.6 million for three month periods and $1.4 billion and $671.7 million for the nine month periods ended September 30, 2006 and 2005, respectively. The overall segment increase of $297.8 million during the three months ended September 30, 2006 as compared to the same periond in prior year was primarily attributable to the merger with Certegy which contributed $238.1 million to the increase. Gross profit as a percentage of revenues (“gross margin”) was 20.9% and 24.6% for three month periods and 21.9% and 25.8% for the nine month periods ending September 30, 2006 and 2005, respectively. The decrease in gross margin is primarily due to the February 1, 2006 merger with Certegy, which businesses typically have lower margins than those of the historically owned FIS businesses. Additionally, incremental purchase accounting amortization relating to the merger with Certegy also contributed to the decrease in gross margin. Included in cost of revenues was depreciation and amortization of $72.6 million and $31.4 million for the three month periods and $200.7 million and $100.3 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     Selling, general and administrative expenses totaled $39.7 million and $13.3 million for the three month periods and $130.3 million and $71.0 million for the nine month periods ended September 30, 2006 and 2005, respectively. The increase in both the three and nine month periods ended September 30, 2006 as compared to the same periods in prior year is primarily attributable to the merger with Certegy. Included in selling, general and administrative expenses was depreciation and amortization of $2.6 million and $2.9 million for the three month periods and $7.0 million and $8.0 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     Research and development costs totaled $17.8 million and $26.3 million for the three month periods and $52.2 million and $66.5 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     Operating income totaled $78.4 million and $31.0 million for the three month periods and $204.7 million and $96.5 million for the nine month periods ended September 30, 2006 and 2005, respectively. Operating margin was approximately 12.1% and 10.8% for the three month periods and 11.6% and 10.7% for the nine month periods ended September 30, 2006 and 2005, respectively.
Lender Processing Services
(in thousands)

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Processing and services revenues	$432,891	$413,591	$1,241,472	$1,156,848
Cost of revenues	258,190	231,179	737,781	659,657

Gross profit	174,701	182,412	503,691	497,191
Selling, general and administrative expenses	52,338	55,693	161,574	171,593
Research and development costs	8,017	7,251	25,378	19,254

Operating income	$114,346	$119,468	$316,739	$306,344

     Revenues for the Lender Processing Services segment totaled $432.9 million and $413.6 million for the three month periods and $1.24 billion and $1.16 billion for the nine month periods ended September 30, 2006 and 2005, respectively. The overall segment increase of $19.3 million, or 4.7%, during the three months ended September 30, 2006 as compared to the same period in prior year was primarily related to increases in mortgage processing and information services of $2.5 million and $16.8 million, respectively. The increase in information services comes primarily from an increase in default management services . The overall segment increase of $84.6 million, or 7.3%, during the nine months ended September 30, 2006 as compared to the same period in prior year was primarily the result of a strong first quarter demand for our appraisal and tax services along with growth in our default management businesses.
     Cost of revenues for the Lender Processing Services segment totaled $258.2 million and $231.2 million for the three month periods and $737.8 million and $659.7 million for the nine month periods ended September 30, 2006 and 2005, respectively. Gross margin was 40.4% and 44.1% for the three month periods and 40.6% and 43.0% for the nine months periods ended September 30, 2006 and 2005, respectively. The decrease in gross margin is primarily due to growth in lower margin product lines including default and appraisal services along with declining margins in our tax services due to the lengthening of the service period. Included in cost of revenues for the three month periods was depreciation and amortization of $24.0 million and $27.4 million and for the nine month periods ended September 30, 2006 and 2005 of $77.8 million and $86.9 million, respectively.
     Selling, general and administrative expenses for the Lender Processing Services segment totaled $52.3 million and $55.7 million for the three month periods and $161.6 million and $171.6 million for the nine month periods ended September 30, 2006 and 2005, respectively. Included in selling, general and administrative expenses was depreciation and amortization of $9.7 million and $6.9 million for the three month periods and $27.1 million and $22.3 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     Research and development costs for the Lender Processing Services segment totaled $8.0 million and $7.3 million for the three month periods and $25.4 million and $19.3 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     Operating income for the Lender Processing Services segment totaled $114.3 million and $119.5 million for the three month periods and was $316.7 million and $306.3 million for the nine month periods ended September 30, 2006 and 2005, respectively. Operating margin was 26.4% and 28.9% for the three month periods and 25.5% and 26.5% for the nine month periods ended September 30, 2006 and 2005, respectively.
     Corporate and Other
     Selling, general and administrative expenses from the Corporate and Other segment consist of corporate overhead costs that have been allocated from FNF and incurred directly by FIS, including stock based compensation. Selling, general and administrative expenses were $20.7 million and $24.0 million in the three month periods and $92.4 million and $70.3 million in the nine month periods ended September 30, 2006 and 2005, respectively. The increase in the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005 of $22.1 million primarily relates to the increase in stock based compensation expense which increased from $16.0 million in the nine month period ended September 30, 2005 to $37.2 million in the nine month period ended September 30, 2006. This increase in stock based compensation primarily related to the $24.5 million in expense recorded for the vesting of the FIS performance based options granted in March of 2005 for which the performance criteria were met during the nine months ended September 30, 2006.
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

     For the three month period ended September 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$650,406	$432,891	$(2,646)	$1,080,651
Cost of revenues	514,390	258,190	—	772,580

Gross profit	136,016	174,701	(2,646)	308,071
Selling, general and administrative expenses	39,736	52,338	20,650	112,724
Research development costs	17,838	8,017	—	25,855

Operating income	$78,442	$114,346	$(23,296)	$169,492

     For the three month period ended September 30, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$570,015	$413,591	$(2,723)	$980,883
Cost of revenues	439,483	231,179	—	670,662

Gross profit	130,532	182,412	(2,723)	310,221
Selling, general and administrative expenses	35,315	55,693	31,478	122,486
Research development costs	26,294	7,251	—	33,545

Operating income	$68,923	$119,468	$(34,201)	$154,190

     For the nine month period ended September 30, 2006 (in thousands)(a):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,854,993	$1,241,472	$(17)	$3,096,448
Cost of revenues	1,456,928	737,781	—	2,194,709

Gross profit	398,065	503,691	(17)	901,739
Selling, general and administrative expenses	134,751	161,574	174,884	471,209
Research development costs	52,183	25,378	—	77,561

Operating income	$211,131	$316,739	$(174,901)	$352,969

(a)	Corporate and Other includes merger related costs at Certegy of $79.7 million incurred prior to the acquisition date and a $24.1 million charge relating to the vesting of performance based options at FIS triggered by the closing of the merger.
     For the nine month period ended September 30, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,726,995	$1,156,848	$(4,186)	$2,879,657
Cost of revenues	1,323,088	659,657	—	1,982,745

Gross profit	403,907	497,191	(4,186)	896,912
Selling, general and administrative expenses	141,618	171,593	96,532	409,743
Research development costs	66,530	19,254	—	85,784

Operating income	$195,759	$306,344	$(100,718)	$401,385

Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At September 30, 2006, we have cash on hand of $174.7 million and long-term debt including the current portion of approximately $2.9 billion. We expect cash flows from operations over the twelve months following the merger will be sufficient to fund operating cash requirements, and repay debt under the Revolver (as defined below) absent any unusual circumstances such as acquisitions or adverse changes in the business environment.

     We currently pay quarterly dividends to our shareholders of $0.05 per share and expect to continue to do so in the future, although the payment of any future dividends is at the discretion of our Board of Directors. Upon completion of the Merger, FIS’s loan facilities were amended to limit the amount of dividends the combined company can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on the common stock may not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment.
     The Company intends to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. During the nine months ended September 30, 2006, the Company repurchased 2,829,200 shares at an average price of $36.69 under this program. On October 23, 2006, the Company repurchased another 1,432,000 shares at a price of $39.40 under the terms of the SEDA transaction. On October 25, 2006, the Company’s Board of Directors approved a plan authorizing repurchases up to $200 million worth of the Company’s common stock.
     Capital Expenditures
     FIS’s principal capital expenditures are for computer software and additions to property and equipment. In 2004, FIS began the development work to implement changes required to be competitive within the marketplace and meet the requirements of its customers. FIS expects to spend an incremental $16 million in 2006 on the development of its mortgage servicing platform. With respect to the core banking software, FIS expects to spend approximately $54 million in 2006 on development, enhancements and integration projects. FIS expects to capitalize a portion of those expenditures.
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
     On March 9, 2005, FIS completed a recapitalization. FIS entered into $3.2 billion in senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously issued as a dividend to FNF. The remainder was used for general corporate purposes. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which is, at FIS’s option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of FIS. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at FIS’s option, a base rate plus 0.75% per annum. FIS may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period, although for LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March, 2011, the Term Loan B in March, 2013, and the Revolver in March, 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of .25% of the original principal amount with the remaining balance payable at maturity. As a result of these scheduled and other repayments, the aggregate principal balance of the Term Loan Facilities is now $2.5 billion. In addition to the scheduled amortization, and with certain exceptions, the Term Loan Facilities are subject to mandatory prepayment from excess cash flow, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements and payment of any LIBOR breakage charges if applicable.

     The new credit facilities contain affirmative, negative, and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments and capital expenditures, a minimum interest coverage ratio, and a maximum secured leverage ratio. These financial covenants in the credit agreement include restrictions on the amount of indebtedness that FIS is allowed to incur during the existence of the credit facilities. Except in specified circumstances, subordinated and permitted senior indebtedness are not to exceed an aggregate amount of $100 million. FIS is also required to keep its senior secured leverage ratio at stated ratios for each fiscal quarter beginning with 5.35:1 in the third quarter of 2005 and eventually being reduced to 2.75:1 by the fourth quarter of 2012. The credit facility also calls for FIS to have interest coverage ratios for each fiscal quarter that are not less than 2.75:1 in the third quarter of 2005 and eventually rising to 4.25:1 by the fourth quarter of 2012. FIS is also restricted in the amount of capital expenditures that it can make for any fiscal year. Capital expenditures cannot exceed $260 million for the fiscal year ending in 2006, with the amount allowed eventually rising to $350 million by the fiscal year ending in 2012, excluding additional investments in our announced Brazil joint venture. Although we have a limit of $260 million for 2006, we have available to us carryover capabilities common in this type of debt financing. If FIS does not spend the amount set forth on capital expenditures in any given fiscal year, the amount of difference may be carried forward and used over the next two fiscal years. The credit agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Upon completion of the Merger, Certegy became a co-borrower and certain of its material subsidiaries became guarantors under these credit facilities. As a result, the combined company is subject to the covenants under those facilities.
     On March 9, 2005, FIS used proceeds from the Term Loans to repay all outstanding principal and interest on a $2.7 billion principal amount promissory note that it distributed to FNF as a dividend on March 8, 2005. On March 9, 2005, FIS also completed its minority interest sale, in which it issued common shares representing a 25% interest in FIS to an investor group for $500 million. FIS used the proceeds of that issuance and the remaining Term Loan proceeds to retire its former revolving credit facility, as described above, and pay expenses relating to the recapitalization and the minority interest sale. These expenses totaled $79.2 million, and included certain fees and expenses of the investor group totaling approximately $45.7 million. The remaining proceeds from the Term Loans and minority interest sale were retained to use for general corporate purposes.
          On November 2, 2006, we announced that we have engaged J.P. Morgan Securities Inc., Banc of America Securities LLC and Wachovia Securities LLC to act as lead arrangers in connection with the refinancing of our Term Loans and Revolver. The new $3.1 billion of facilities, if successfully completed, are expected to consist of a $1.0 billion 5-year unsecured revolving credit facility and a $2.1 billion 5-year unsecured amortizing term loan facility.
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
     The Company has a $100 million unsecured revolving credit facility that it uses to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations. Amounts borrowed are typically repaid within one to two business days, as customers fund the shortfalls. This facility has a term of 364 days and is renewed annually. There were no amounts outstanding under this facility at September 30, 2006.

     Contractual Obligations
     FIS’s long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’s significant contractual obligations and commitments as of September 30, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Long- term debt (note 13)	$13,140	$25,743	$223,343	$50,364	$28,000	$2,528,201	$2,868,791
Operating leases (note 14)	13,163	43,647	34,487	25,528	15,494	18,554	150,873
Purchase commitment	49,945	50,000	25,000	—	—	—	124,945
Investment commitment	27,100	22,300	60,200	—	—	—	109,600
Data processing agreement obligations (note 14)	13,896	49,733	60,419	63,744	65,393	376,520	629,705

Total	$117,244	$191,423	$403,449	$139,636	$108,887	$2,923,275	$3,883,914

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 are effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. Management does not believe that the adoption of this standard will have a material impact on the Company’s statements of financial position and operations.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management is currently evaluating the impact of SAB 108 on the Company’s statements of financial position and operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be reversed as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
     In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which requires that compensation cost relating to share-based payments be recognized in the financial statements. During 2003, FIS adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. FIS had elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. Since SFAS No. 123 was adopted in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is not significant as all options accounted for under other methods were fully vested as of December 31, 2005.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     FIS is highly leveraged. As of September 30, 2006, it was paying interest on the Term Loan Facilities at a rate of one month LIBOR plus 1.25 to 1.75%, or (6.58-7.08%). At those rates, the annual interest on the remaining $1.8 billion of debt not swapped into a fixed rate as noted below would be $124.8 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $18.2 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB+.
     On April 11, 2005, FIS entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset of FIS of $6.0 million as of September 30, 2006, which is included in the accompanying consolidated balance sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes.
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
     The Company, FNF and certain of its employees were named on March 6, 2006 as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”), a Chinese company that formerly acted as a sales agent for Alltel Information Services (“AIS”).
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
     FNF and its counsel have investigated these allegations and, based on the results of the investigations, FNF and the Company do not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on FNF’s or any of its subsidiaries’ financial position, results of operations or cash flows. FNF and its subsidiaries, including FIS, have fully cooperated with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.
Item 1A. Risk Factors
     Our business faces a number of risks. The risks described below update the risk factors described in our 2005 Form 10-K and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and the 2005 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, results of operations, or financial condition could be materially affected and the trading price of our common stock could decline.

The anticipated benefits of combining our company and FNF may not be realized and the transactions may have adverse effects on our company.
     We and FNF entered into the merger agreement with the expectation that the merger would result in various benefits including, among other things, increasing our long-term ability to issue stock to fund acquisitions, increasing our long-term ability to use equity incentives for management, increasing our trading liquidity by increasing our traded float and facilitating our inclusion in additional market indices. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including the possibility that we will not be able to find suitable acquisitions or that acquisitions we make do not increase value for stockholders, or that the increased liquidity does not result in any improvement in the trading price of our common stock.
     In addition, the transactions under the merger agreement and the SEDA may have unexpected adverse effects on us. For example, it is possible that some current and potential future customers’ perception of us has been favorably influenced by our affiliation with a large, financially strong parent company. Some customers have required performance guarantees from FNF supporting our contractual obligations. Our relationships with these current and potential future customers, and our results of operations, could be adversely affected by the loss of this affiliation with FNF.
After the merger, we could have conflicts with FNT, and the executive chairman of our board of directors and other officers and directors could have conflicts of interest due to their relationships with FNT.
     Conflicts may arise between FNT and our subsidiaries, on the one hand, and us and our subsidiaries, on the other, as a result of our ongoing agreements and the nature of our respective businesses. Among other things, we and certain of our subsidiaries are parties to a variety of intercompany agreements with FNT or FNT’s subsidiaries that are expected to continue after the merger. Certain of our executive officers and directors will be subject to conflicts of interest with respect to such intercompany agreements and other matters due to their relationships with FNT or its respective subsidiaries.
     Some of the FNF executive officers and directors who became executive officers and directors of our company in connection with the merger own substantial amounts of FNT stock and stock options because of their relationships with FNF and FNT prior to the merger. Such ownership could create or appear to create potential conflicts of interest when our directors and officers are faced with decisions that involve FNT or any of its respective subsidiaries. William P. Foley, II, Alan L. Stinson and Brent B. Bickett each became executive officers of FIS in connection with the merger. Each of these individuals beneficially owns shares of FNT common stock.
     Mr. Foley, who became our Executive Chairman in connection with the merger, is currently the Chief Executive Officer and Chairman of the board of directors of FNT. Mr. Stinson and Mr. Bickett also became officers of FNT. As an officer and director of these companies, each of these individuals has obligations to us as well as to FNT and will have conflicts of interest with respect to matters potentially or actually involving or affecting us or our subsidiaries and FNT or its subsidiaries.
     Matters that could give rise to conflicts between us or our subsidiaries and FNT or its subsidiaries include, among other things.
•	our past and ongoing relationships with FNT and its subsidiaries, including intercompany agreements and other arrangements with respect to the administration of tax matters, employee benefits, indemnification, and other matters;

•	the quality and pricing of services that we have agreed to provide to FNT subsidiaries or that those entities have agreed to provide to us; and

•	business opportunities arising for either us or FNT or our respective subsidiaries, that could be pursued by either us or by FNT, or one or more of our respective subsidiaries.
     After the merger, we will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with FNT and its respective subsidiaries and through oversight by independent members of our board of directors. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts with FNT, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.

We may lack adequate oversight since the chairman of the board of directors and chief executive officer of FNT is also our executive chairman.
     In connection with the proposed transactions, Mr. Foley became executive chairman of our board of directors. Mr. Foley is also the chairman of the board of directors and chief executive officer of FNT. As an officer and director of each of these companies, he will have obligations to us as well as FNT and may have conflicts of time with respect to matters potentially or actually involving or affecting us. As executive chairman, it is expected that Mr. Foley will devote no more than one-half of his time to matters relating to us. If Mr. Foley’s duties as executive chairman of our board of directors require more time than he is able to allot, then his oversight of the activities of our company could be diminished and the effective management of our company could be adversely affected.
If FNF stockholders who receive our common stock in the merger sell that stock immediately, it could cause a decline in the market price of our common stock.
     All of the shares of our common stock to be issued in the merger will be immediately available for resale in the public market, except with respect to shares issued in the merger to certain affiliates (as that term is defined in Rule 405 of the Securities Act). The number of shares of our common stock to be issued to FNF stockholders in connection with the merger and immediately available for resale will be substantial compared to the number of shares of our common stock currently in the public market. FNF stockholders who are not affiliates of our company or FNF may elect to sell the FIS shares they receive immediately after the merger. Affiliates may immediately resell the FIS shares they receive under Rule 144 of the Securities Act under certain conditions, one of which limits the amount of shares to the greater of 1% of the outstanding shares or the average weekly volume of trading of our stock for the four weeks prior to their proposed sale. As a result of future sales of such common stock, or the perception that these sales could occur, the market price of our common stock may decline.
We may be affected by significant restrictions following the merger with respect to certain actions that could jeopardize the tax-free status of the spin-off or the merger. We could be adversely affected if we do not achieve the expected accounting treatment for the merger.
     In order to preserve the tax-free treatment of the spin-off, a tax disaffiliation agreement entered into by FNF, FNT and us prior to the closing under the merger agreement restricts us, for two years after the spin-off, from taking certain actions within our control that could cause the spin-off to be taxable without first obtaining a consent of certain officers of FNT or obtaining an opinion from a nationally recognized law firm or accounting firm that such action will not cause the spin-off to be taxable to FNF under Section 355(e) of the Code. In general, such actions would include engaging in certain transactions involving (i) the acquisition of our stock or (ii) the issuance of shares of our stock.
     Because of these restrictions, we may be limited in the amount of stock that we can issue to make acquisitions or raise additional capital in the two years subsequent to the spin-off and the merger.
     We believe that the merger is not the type of transaction that would require purchase accounting under U.S. generally accepted accounting principles. If purchase accounting is subsequently determined to be applicable to the merger, our results of operations and share price may be adversely affected.
Decreased lending and real estate activity may reduce demand for certain of our services and adversely affect our results of operations.
     Revenues from our information services and lender services operations are closely related to the general level of real estate transactions, such as real estate sales and mortgage refinancings. Real estate sales are affected by a number of factors, including mortgage interest rates, the availability of funds to finance purchases and general economic conditions. The volume of refinancing transactions in particular and mortgage originations in general declined in 2004, in 2005 and to date in 2006 from 2003 levels, resulting in reduction of revenues in some of our businesses. These trends appear likely to continue. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2006:

(c) Total
			Number of	(d) Approximate
			Shares	Dollar Value
			(or Units)	of Shares that May
	(a) Total		Purchased as	Yet Be
	Number		Part of Publicly	Purchased Under the
	of Shares (or	(b) Average	Announced	Plans or
	Units)	Price Paid per	Plans or	Programs (in
Period	Purchased	Share (or Unit)	Programs (1)	millions) (2)
7/1/06–7/31/06	462,000	$35.25	462,000	$45.0
8/1/06–8/31/06	639,600	35.17	639,600	22.5
9/1/06–9/30/06	—	—	—	—

Total	1,101,600	$35.20	1,101,600	$22.5

(1)	In April 2006, our Board of Directors approved a 3,000,000 share repurchase authorization. There is no termination date in connection with this authorization. In October 2006, our Board of Directors authorized additional purchases up to $200 million worth of Company stock.

(2)	As of the last day of the applicable month.
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

Date: November 9, 2006	Fidelity National Information Services, Inc.
	By:	/S/ Jeffrey S. Carbiener
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