Form 10-K
period 2006-12-31
Fidelity National Information Services, Inc.
filed 2007-03-01
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-16427

Fidelity National Information Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia	37-1490331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida (Address of principal executive offices)	32204 (Zip Code)

(904) 854-8100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $0.01 per share	New York Stock Exchange

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

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $2,175,304,441 based on the closing sale price of $35.40 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 191,509,231 as of February 1, 2007.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2006 FORM 10-K ANNUAL REPORT

i

Unless stated otherwise or the context otherwise requires, all references in this Form 10-K to the registrant, “us,” “we,” “our”, the “Company” or “FIS” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries; all references to “Certegy” are to Certegy Inc., and its subsidiaries, prior to the Certegy merger described below; all references to “Former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the merger; and all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of our shares through November 9, 2006: and all references to FNF are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.

PART I

Item 1.	Business.

General Development of the Business

FIS constitutes one of the largest global providers of processing services to financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and lender processing services in the U.S. We serve customers in over 60 countries throughout the world. We offer a diversified product mix, and we believe that we will continue to benefit from the opportunity to cross-sell products and services across our broad customer base, and from our expanded international presence and scale.

Our business operations and organizational structure result from the February 1, 2006, business combination of Certegy and Former FIS (the Certegy Merger), pursuant to which Former FIS was merged into a wholly-owned subsidiary of Certegy. Immediately after the Certegy Merger, the stockholders of Former FIS, including its then-majority stockholder Old FNF owned approximately 67.4% of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, the Certegy Merger was treated as a reverse acquisition of Certegy by Former FIS under the purchase method of accounting pursuant to U.S. generally accepted accounting principles and a tax free merger under IRC§368(a). Also, as a result of the Certegy Merger, our name changed from “Certegy Inc.” to “Fidelity National Information Services, Inc.” and our New York Stock Exchange trading symbol from “CEY” to “FIS”. Our board of directors was reconstituted so that a majority of the board now consists of directors designated by the stockholders of Former FIS. On November 9, 2006, Old FNF (after other transactions in which it distributed all of its assets other than its ownership in FIS) merged with and into FIS (the FNF Merger). Upon completion of the FNF Merger, FIS became an independent publicly traded company, and Old FNF ceased to exist as an independent publicly traded company. The assets distributed by Old FNF prior to the FNF Merger included its ownership in Fidelity National Title Group, Inc., which following the FNF Merger renamed itself Fidelity National Financial, Inc.

Certegy was incorporated on March 2, 2001, under the laws of the State of Georgia as a wholly-owned subsidiary of Equifax Inc. (Equifax). Equifax contributed its payment services division to Certegy and “spun off” Certegy on July 7, 2001, through a tax-free dividend of all of Certegy’s outstanding shares of common stock to Equifax’s shareholders. As a result of the spin-off, Certegy became an independent publicly traded company. Certegy established itself as a leading provider of card issuer services to community financial institutions and as a leading provider of check risk management services to large national retailers. During the past decade, the company expanded its card and check operations internationally to serve customers in over 25 countries. Also during that time, the company broadened its domestic product lines to include eBanking services to financial institutions and cash access services to the gaming industry.

Former FIS was incorporated under the laws of the State of Delaware on May 20, 2004, as a wholly-owned subsidiary of Old FNF, our former parent company. From November 2004 through March 2005, Old FNF contributed a number of business entities to Former FIS, including certain real estate-related information services and loan default management businesses developed by Old FNF in the 1990s, and a series of over 25 acquisitions completed by Old FNF between 2001 and 2005. Although many of these acquisitions added important applications and services to the offerings of Former FIS, the recent growth of Former FIS has been driven primarily by the acquisitions of companies that provide core processing services to financial institutions including:

•	The financial services division of ALLTEL Information Services, Inc., a provider of core banking and mortgage processing services;

•	Aurum Technology, a provider of software and outsourcing solutions to community banks and credit unions;

•	Kordoba, a provider of information technology solutions for the financial services industry with a focus on services and solutions for the German banking market;

•	Sanchez Computer Associates, Inc., or Sanchez, a provider of software and outsourcing solutions to banks and other financial institutions; and

•	InterCept, Inc., or InterCept, a provider of outsourced and in-house core banking solutions, as well as item processing and check imaging services.

Financial Information About Operating Segments and Geographic Areas

Shortly after the February 1, 2006 merger of Certegy and FIS, we implemented a new organizational structure and we began reporting under a new operating segment structure effective with first quarter 2006 results. The new reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This reporting structure is consistent with the management and the operating structure adopted following the Certegy Merger. The primary components of the TPS segment are Integrated Financial Solutions, Enterprise Banking Solutions, and International. The TPS segment includes Certegy’s former Card and Check Services segments and the financial institution processing component of the Financial Institution Software and Services segment of Former FIS. The primary components of the Lender Processing, or LPS segment, are Mortgage Processing Services, which includes the Mortgage Processing component of the Financial Institution Software and Services segment of Former FIS, and Information Services, which includes the Lender Services, Default Management, and Information Services segments of Former FIS.

Revenues in our Transaction Processing, or TPS, segment are generated predominantly from the development, implementation, management, support and maintenance of core processing software and systems used by financial institutions to maintain the primary records of their customer accounts. We also provide a comprehensive range of credit card processing and cardholder support services to our financial institution customers. Additionally, revenues in this segment are generated by providing check risk management services to large national and regional retail chains. Our Integrated Financial Solutions customers are comprised primarily of community banks, credit unions and savings banks based in the U.S., while our Enterprise Banking Solutions customers are comprised of large and mid-tier financial institutions and retailers in the U.S. Our International customer base consists primarily of large and mid-tier financial institutions and retailers outside of North America.

Revenues in our Lender Processing, or LPS, segment are generated from products and services that span the entire mortgage loan life cycle, from origination through closing, refinancing, default, foreclosure and resale. Included among these services are property appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and certification, and mortgage processing and default management services. Also included are loan facilitation services, consisting of centralized, customized title agency, and closing services, that allow financial institutions to outsource their title and loan closing requirements in accordance with pre-selected criteria, regardless of the geographic location of the borrower or property. We provide these services to U.S. based mortgage lenders, mortgage servicers, investors and real estate professionals to assist them in the completion of real estate transactions.

Narrative Description of the Business

Overview

FIS provides a comprehensive range of core processing services, check services, card issuer and transaction processing services, risk management services, mortgage loan processing, mortgage-related information products, and outsourcing services to a wide variety of financial institutions, retailers, mortgage lenders and mortgage loan servicers, and real estate professionals. We serve customers in more than 60 countries worldwide, and have processing and technology relationships with 35 of the top 50 global banks, including nine of the top ten. Approximately 50 percent of all U.S. residential mortgages are processed using our mortgage processing platform.

The customers cited in the following discussion provide a representative cross-section of our customers based on size, geographic location, type of institution and the services that they use.

Our Transaction Processing Services Operating Segment

Integrated Financial Solutions

The primary focus of our Integrated Financial Solutions business is to serve the processing needs of independent community banks, credit unions, and savings banks in the United States. Processing solutions include core processing, branch automation, back office support systems, compliance, credit and debit card issuing, image item processing, print and mail, ATM/EFT, retail internet banking and bill payment services, commercial cash management and voice response services. Over 8,000 commercial banks, savings institutions and credit unions utilize one or more of these solutions.

Of these 8,000 institutions, over 1,200 institutions utilize one of our core processing solutions. Customers of this segment typically seek a fully integrated and broad suite of applications. As a result, our core processing services sold in this market have various add-on modules or applications that integrate into our core processing applications, providing a broad processing solution. Examples of our customers in this sector include Hudson City Savings Bank, Sterling Bank, and VyStar Credit Union.

Over 6,000 institutions utilize our card issuer services which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, and other electronic payment cards for use by both consumer and business accounts. The majority of our card issuer programs are full service, including most of the operations and support necessary for an issuer to operate a credit and debit card program. We do not make credit decisions for our card issuing customers, nor do we fund their card receivables. We provide our card issuer services primarily through our longstanding contractual alliances with two associations representing independent community banks and credit unions in the U.S., the Independent Community Bankers of America, or ICBA, and Card Services for Credit Unions, or CSCU. These organizations offer our products and services to their respective members with our company as the provider. Our alliances with the ICBA and CSCU provide us with an efficient and effective means of marketing our products and services to individual credit unions and community banks.

Our item processing and imaging services are utilized by more than 1,100 institutions. The services provide our customers with a wide range of outsourcing services relating to the imaging and processing of checks, statements, remittances, and other transaction records, which are performed at one of our 52 processing centers located throughout the U.S. or on-site at a customer location.

We provide a full range of eBanking capabilities, including electronic funds transfer, or EFT, processing solutions, ranging from automated teller machine, or ATM, and debit card services to card production and distribution to stored-value gift cards and payroll cards. Our eBanking services are utilized by more than 850 financial institutions and enable them to offer Internet banking and bill payment services to consumers and businesses.

Enterprise Banking Solutions

Our Enterprise Banking Solutions division focuses on serving the processing needs of large U.S. financial institutions, automotive financing companies, and commercial lenders. We also provide check risk management and related processing products and services to businesses accepting or cashing checks at the point-of-sale, and provide comprehensive cash access services in the gaming industry. Primary service offerings include:

•	Core Processing Applications for Financial Institutions. Our core processing software applications are designed to run critical banking processes for our financial institution customers. These critical banking processes include deposit and lending systems, customer systems, and most other core banking systems that a bank must utilize to manage the products it provides to its customers.

•	Retail Delivery Applications for Financial Institutions. Our retail delivery applications facilitate direct interactions between a bank and its customers through applications that allow for the delivery of services to these customers. Our retail delivery applications include TouchPoint, an application suite that supports call centers, branch and teller environments, and retail and commercial Internet channels.

•	Integration Applications for Financial Institutions. Our integration applications access data across both our internal and third-party core processing systems and transport information to our customers’ retail delivery channels. Our integration applications provide transaction routing and settlement. These applications facilitate tightly integrated systems and efficient software delivery that reduces technology costs for our customers.

•	Syndicated Loan Applications. Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination and management.

•	Automotive Finance Applications. Our primary applications include an application suite that assists automotive finance institutions in evaluating loan applications and credit risk, and allow automotive finance institutions to manage their loan and lease portfolios.

•	Check Risk Management Services for Retailers. Our check risk management services utilize our proprietary risk management services and data sources to manage check acceptance risk for retailers at the point-of-sale. Our services, which can be tailored to meet the specific needs of our customers, include check guarantee, check verification and check collection services.

•	Cash Access Services to Casinos. Our comprehensive product suite, which includes credit card cash advance services, ATM cash disbursements, and check cashing services, can be fully integrated into our customers’ cage operations or operated by us on an outsourced basis.

The processing needs of our customers vary significantly across the sizes and types of entities we serve. These entities include:

•	Large Financial Institutions. We define the large financial institution market as banks and other financial institutions in North America with assets in excess of $5 billion. Of the 100 largest U.S. banks as of December 31, 2006, our customers included 15 banks that use our real-time, integrated loan and deposit applications, 41 banks that use our deposit-related core processing applications, 36 banks that use our lending-related core processing applications and 32 banks that use our various retail delivery applications. Our customers in this market include JP Morgan Chase, Bank of America, ING/Direct, Charles Schwab Bank, and Citizens Bank of Rhode Island.

•	Automotive Finance Institutions. Our automotive finance processing services include integrated loan and lease servicing solutions for the global automotive finance industry. As of December 2006, over 18 million automotive loans and leases in North America and Europe were processed on our automotive finance applications. We also offer origination, e-contract hosting, dealer wholesale finance, and other ancillary services, providing an end-to-end automotive finance solution. Three of the top five captive automotive finance companies in the U.S., as ranked at the end of 2005, utilize our applications and services.

•	Commercial Lenders. We also provide business solutions that allow clients to automate and manage their entire commercial lending and loan trading businesses. Our customers include more than 91 financial institutions, including 9 of the top 10 and 27 of the top 50 as ranked by capital as of December 31, 2006. Our customers include Bank of America, JP Morgan Chase, Barclays Capital, Bank of Scotland, and Rabobank.

•	Retailers. A significant portion of our revenues from check risk management services is generated from large national retail chains including Sears, Best Buy, Marmaxx and Albertson’s. Other customers of our check risk management products and services include regional merchants such as hotels, automotive dealers, telecommunication companies, supermarkets, gaming establishments, mail order houses and other businesses.

We have developed several models of providing our customers with applications and services. We typically deliver the highest value to our customers when we combine our software applications and deliver them in one of several types of outsourcing arrangements, such as an application service provider, facilities management processing or application management arrangement. We are also able to deliver individual applications through a software licensing arrangement. Finally, using our expertise gained in the foregoing types of arrangements, we also have clients for whom we manage their IT operations, without providing any of our proprietary software.

International

We offer core banking applications, item processing, card services, and check risk management solutions to financial institutions, card issuers, and retailers in approximately 60 countries outside the United States. Our international operation leverages existing domestic applications and provides services for the specific business needs of our customers in targeted international markets. Our service offering includes a comprehensive range of full-service outsourced solutions, including core banking applications and transaction processing and call center services. We also provide application management, facilities management, consulting services, and software licensing and maintenance. Our international customers include CitiBank, Bradesco, ABN AMRO/Banco Real, ING Group, Krung Thai Bank, China Construction Bank, National Australia Bank, and a number of other mid-tier and regional financial institutions, card issuers, and retailers.

Our Lender Processing Services Operating Segment

Mortgage Processing Services

We offer the most widely used mortgage loan servicing system (known as MSP) in the U.S. As of December 31, 2006, our mortgage loan servicing platforms, including MSP, were used to process over 50% of all residential mortgages by dollar volume in the U.S. representing balances exceeding $4.0 trillion. Our mortgage loan processing customers include Bank of America, Wells Fargo, National City Mortgage, and U.S. Bank Home Mortgage. Our customer relationships are typically long-term relationships that generally provide relatively consistent annual revenues based on the number of mortgages processed on our platform.

While our mortgage servicing applications can be purchased on a stand-alone, licensed basis, the substantial majority of our MSP customers by both number of customers and loan volume choose to use us as their processing partner and engage us to perform all data processing functions in our technology center located in Jacksonville, Florida. Customers determine whether to process their loan portfolio data under an application service provider arrangement in which multiple clients share the same computing and personnel resources or to have their own dedicated resources within our facility.

The primary applications and services of this business include:

•	MSP. Our Mortgage Servicing Platform, or MSP, automates all areas of loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market, and federal regulatory reporting. MSP processes a wide range of loan products, including fixed-rate mortgages, adjustable-rate mortgages, construction loans, equity lines of credit, and daily simple interest loans.

•	Empower! Empower! is a mortgage loan origination software system used by banks, savings & loans, mortgage bankers, and sub-prime lenders. This application fully automates every phase of making loans, providing seamless credit bureau access and interfacing with automated underwriting systems used by Freddie Mac and Fannie Mae, as well as with vendors providing servicing, flood certifications, appraisals, and title insurance.

Mortgage Information Services

We offer a comprehensive suite of services spanning the entire mortgage loan life cycle, from loan origination through closing, refinancing, foreclosure and resale. A significant number of our customers use a combination of our mortgage information, mortgage origination and default management services. Our client base includes mortgage lenders such as ABN Amro, U.S. Bancorp, Bank of America, Freddie Mac, New Century Mortgage and

Washington Mutual, as well as investors and real estate professionals. Our primary product lines are described below:

•	Valuation and Appraisal Services. We provide a broad suite of valuation applications, which include automated valuation models, traditional appraisals, broker price opinions, collateral scores, and appraisal reviews. We have developed innovative new hybrid valuation offerings such as collateral valuation insurance, which combine a traditional valuation with an insurance policy issued by an unaffiliated third party that guarantees the accuracy of a valuation within certain parameters.

•	Real Estate Tax Services. We offer lenders a monitoring service that will notify them of any change in tax status during the life of a loan. We also provide complete outsourcing of tax escrow services, including the establishment of a tax escrow account that is integrated with the lender’s mortgage servicing system and the processing of tax payments to taxing authorities.

•	Flood Zone Certifications. We offer flood zone certifications through a proprietary automated system that accesses and interprets Federal Emergency Management Agency, or FEMA, flood maps and certifies whether a property is in a federally designated flood zone. Additionally, we offer lenders a life-of-loan flood zone determination service that monitors previously issued certificates for any changes, such as FEMA flood map revisions, for as long as that loan is outstanding.

•	1031 Exchange Intermediary Services. We act as a qualified exchange intermediary for those customers who seek to engage in qualified exchanges under Section 1031 of the Internal Revenue Code, which allows capital gains tax deferral on the sale of certain real estate investment assets.

•	Mortgage Origination Services. We provide centralized title and closing services to financial institutions in the first mortgage, refinance, home equity and sub-prime lending markets. Our client base includes Wells Fargo, Washington Mutual, and Bank of America. Our centralized financial institution title agency services include arranging for the issuance of a title insurance policy by a title insurer. We offer these services on a national basis, both in the traditional manner and through our centralized production facilities that incorporate automated processes, which can help expedite the delivery of services. Our closing management services cover a variety of types of closings, including purchases and refinancings, and provide a variety of types of services. We maintain a network of independent closing agents who are trained to close loans in accordance with the lender’s instructions.

•	Credit Reporting. We provide credit information reports and related services to meet the needs of the mortgage industry and help commercial banks, mortgage companies, and consumer lenders make loan decisions. Our services include providing a merged credit report that contains credit history data on individual or joint credit applicants acquired from the combined databases of three credit bureaus (Experian, Trans Union and Equifax) for national coverage. We consolidate and organize information from these credit bureaus and deliver a concise report to our customers.

•	Default Management Services. We primarily provide our default management services to national mortgage lenders and loan servicers, many of which previously performed this function in-house. We currently provide default management services to 22 of the top 25 residential mortgage servicers, 13 of the top 25 sub-prime servicers, and 24 of the top 25 subservicers. Washington Mutual and Bank of America are two of our largest customers. Our Default Management Services enable mortgage lenders and loan servicers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. We work with customers to identify specific parameters regarding the type and quality of services they require and provide a single point of contact for these services. As a result, our customers are able to use our outsourcing services in a manner that we believe provides a greater level of consistency in services, pricing, and quality than if these customers were to obtain these services from separate providers. For example, we can offer default management services to our MSP mortgage processing customers. We use our own resources and networks that we have established with independent contractors to provide these default management outsourcing solutions.

Sales and Marketing

Sales Force

Our sales and marketing efforts are primarily organized around our lines of business, and by customer market segment and distribution channel. In our Transaction Processing Services segment, we have a sales force that markets our core processing services to our large national bank customers. A separate sales group focuses on community based institutions. Specialized sales teams have been established to promote our products to national and regional retailers and the automotive and gaming industries. In addition, we have a sales force responsible for marketing our services outside the United States. We also market certain products and services of our Transaction Processing Services segment through indirect sales channels, such as ICBA and CSCU, independent sales organizations, marketing alliances, and financial institutions.

In our Lender Processing Segment, sales teams are assigned to national banks, credit unions, thrifts, and mortgage companies based on institution size. Other teams focus on more highly specialized lending and servicing companies. We endeavor to increase market share by attracting new customers as well as further penetrating our customer base by selling additional mortgage related product services including origination, default management, tax and appraisal services, to existing mortgage processing clients and vice versa.

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

In addition to our traditional sales force, we have established a core team of senior managers to lead strategic account management for the full range of our services to existing and potential top-tier financial institution customers. The individuals who participate in this effort, which we coordinate through our Office of the Enterprise, spend a significant amount of their time on sales and marketing efforts as well as working with our business units to develop solutions based upon strategic issues impacting customers’ businesses.

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

Our primary competitors include internal technology departments within banks, data processing or software development departments of large companies or large computer manufacturers, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services, and companies that market software for the electronic payment industry. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors for applications and services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our financial institution industry expertise, combined with our ability to offer multiple applications and services to individual customers, enhances our competitiveness against competitors with more limited application offerings.

We compete with vendors that offer similar core processing applications and services to financial institutions, including Fiserv, Inc., Jack Henry and Associates, Inc., Metavante Corporation, Open Solutions, IBM and Accenture. In certain non-U.S. markets, we compete with regional providers including Alnova, I-Flex, and Temenos.

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

The markets for our mortgage information services are also highly competitive. Key competitive factors include quality of the service, convenience, speed of delivery, customer service, and price. We do not believe that there is a competitor currently offering the scope of services and market coverage that we provide in our mortgage information services business. However, there are a number of competitors in specific lines, some of which have substantial resources. First American and Land America are significant competitors in a majority of our Mortgage Information Services, including tax, flood, appraisal and default.

Research and Development

Our research and development activities have related primarily to the design and development of our processing systems and related software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our outsourcing infrastructure. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels.

As part of our research and development process, we evaluate current and emerging technology for applicability to our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity type functions within a technology platform environment. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In the years ended December 31, 2006, 2005 and 2004 we recorded expense of approximately $105.6 million, $113.5 million and $74.2 million, respectively on research and development efforts.

With respect to our outsourcing of software development, we are transferring costs from our U.S. and Western European-based development centers to Covansys Corporation (Covansys), in which FIS holds an equity investment, and other lower cost off-shore facilities. We are using our relationship with Covansys and with other facilities to lower our internal development costs over time by outsourcing certain programming, development and maintenance functions.

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

The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender and prohibit fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. RESPA and related regulations may to some extent restrict our real estate-related businesses from entering into certain preferred alliance arrangements. The U.S. Department of Housing and Urban Development is responsible for enforcing RESPA.

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

The title agency and related services we provide are conducted through an underwritten title company, title agencies, and individual escrow officers. The regulation of an underwritten title company in California is generally limited to requirements to maintain specified levels of net worth and working capital, and to obtain and maintain a license in each of the counties in California in which it operates. The title agencies and individual escrow officers are also subject to regulation by the insurance or banking regulators in many jurisdictions. These regulators generally require, among other items, that agents and individuals obtain and maintain a license and be appointed by a title insurer. We also own a small title insurer which issues policies generated by our agency operations in relatively limited circumstances. This insurer is domiciled in New York and is therefore subject to regulation by the insurance regulatory authorities of that state. Among other things, no person may acquire 10% or more of our common stock without the approval of the New York insurance regulators.

The California Department of Insurance has recently proposed implementing rate reductions in the title insurance industry in California. New York, Colorado, Florida, Nevada, Texas and other insurance regulators have also announced reviews of title insurance rates and other states could follow. At this stage, we are unable to predict what the outcome will be of these or any similar processes.

Given that we conduct business in international markets as well as in the U.S., we are subject to laws and regulations in jurisdictions outside the U.S. that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.

The IRS has proposed regulations under Section 468B regarding the taxation of the income earned on escrow accounts, trusts and other funds used during deferred exchanges of like-kind property and under Section 7872 regarding below-market loans to facilitators of these exchanges. The proposed regulations affect taxpayers that engage in like-kind exchanges and escrow holders, trustees, qualified intermediaries, and others that hold funds during like-kind exchanges. We currently do not know what effect these changes will have on our 1031 exchange businesses.

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

Employees

As of December 31, 2006, we had approximately 24,871 employees, including approximately 7,706 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

Available Information

Our Internet website address is www.fidelityinfoservices.com. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. Our Corporate Governance Policy and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any shareholder who mails a request to the Corporate Secretary, Fidelity National Information Services, Inc., 601 Riverside Avenue, Jacksonville, FL 32204 USA. Other corporate governance-related documents can be found at our website as well. However, the information found on our website is not part of this or any other report.

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

As of December 31, 2006, we had total debt of approximately $3.0 billion. This high level of debt could have important consequences to us, including the following:

•	the debt level makes us more vulnerable to economic downturns and adverse developments in our business, may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and will limit our ability to pursue other business opportunities and implement certain business strategies;

•	we need to use a large portion of the money we earn to pay principal and interest on our senior credit facilities, which reduces the amount of money available to finance operations, acquisitions and other business activities, repay other indebtedness and pay shareholder dividends;

•	some of the debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	we have a higher level of debt than certain of our competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

In addition, the terms of our senior credit facilities may restrict us from taking actions, such as making significant acquisitions or dispositions or entering into certain agreements that we might believe to be advantageous to us.

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

Revenues from our information services and lender services operations are closely related to the general level of real estate transactions, such as real estate sales and mortgage refinancings. Real estate sales are affected by a number of factors, including mortgage interest rates, the availability of funds to finance purchases and general economic conditions. The volume of refinancing transactions in particular and mortgage originations in general declined in 2004, 2005 and 2006 from 2003 levels, resulting in reduction of revenues in some of our businesses. In addition, rising mortgage delinquency and default rates have negatively impacted some of our mortgage lending customers, particularly within the subprime lending market. These trends appear likely to continue. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

We could have conflicts with FNF, and the executive chairman of our board of directors and other officers and directors could have conflicts of interest due to their relationships with FNF.

Conflicts may arise between FNF and us as a result of our ongoing agreements and the nature of our respective businesses. Among other things, we and certain of our subsidiaries are parties to a variety of intercompany agreements with FNF. Certain of our executive officers and directors will be subject to conflicts of interest with respect to such intercompany agreements and other matters due to their relationships with FNF.

Some of the FNF executive officers and directors who became executive officers and directors of our company in connection with the FNF Merger, including William P. Foley, II, Alan L. Stinson and Brent B. Bickett, own substantial amounts of FNF stock and stock options because of their relationships with FNF and Old FNF prior to the FNF Merger. Such ownership could create or appear to create potential conflicts of interest when our directors and officers are faced with decisions that involve FNF or any of its respective subsidiaries.

Mr. Foley, who became our Executive Chairman in connection with the FNF Merger, is currently the Chief Executive Officer and Chairman of the board of directors of FNF. Mr. Stinson and Mr. Bickett also became officers of our company and FNF. As a result, each of these individuals has obligations to us as well as to FNF and will have conflicts of interest with respect to matters potentially or actually involving or affecting us and FNF.

Matters that could give rise to conflicts between us and FNF include, among other things.

•	our past and ongoing relationships with FNF, including intercompany agreements and other arrangements with respect to the administration of tax matters, employee benefits, indemnification, and other matters;

•	the quality and pricing of services that we have agreed to provide to FNF or that it has agreed to provide to us; and

•	business opportunities arising for either us or FNF, that could be pursued by either us or by FNF.

We will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with FNF and through oversight by independent members of our board of directors. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts with FNF, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.

We may lack adequate oversight since the chairman of the board of directors and chief executive officer of FNF is also our executive chairman.

Mr. Foley is executive chairman of our board of directors. Mr. Foley is also the chairman of the board of directors and chief executive officer of FNF. As a result of his roles, he has obligations to us as well as FNF and may have conflicts of time with respect to matters potentially or actually involving or affecting us. As executive chairman, it is expected that Mr. Foley will devote no more than one-half of his time to matters relating to us. If Mr. Foley’s duties as executive chairman of our board of directors require more time than he is able to allot, then his oversight of the activities of our company could be diminished and the effective management of our company could be adversely affected.

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

If Old FNF’s 2006 spin-off of FNF does not constitute a tax free distribution under Section 355(e) of the Internal Revenue Code or if our merger with Old FNF does not constitute a tax free reorganization under Section 368(a), then we may suffer losses resulting from payment of taxes and tax-related losses.

Under a tax disaffiliation agreement, which we were required to enter into with Old FNF and FNF as a condition to the closing under our merger agreement with Old FNF, FNF is required to indemnify us for taxes and tax-related losses (including stockholder suits) if Old FNF’s 2006 spin-off of FNF (the “2006 Distribution”) were determined to be taxable either to Old FNF (and us as its successor) or the FNF stockholders or both, unless such adverse determination were the result of a breach by us of our agreement not to take any action within our control that would cause the 2006 Distribution to be taxable or the result of an acquisition of FIS stock within the control of us or a subsidiary. In such an event, Old FNF estimated that the amount of tax on the transfer of FNF’s stock in the distribution could be in the range of $150 million and possibly greater depending on, among other things, the value of FNF’s stock at the time of the 2006 Distribution. In addition, FNF is required under the tax disaffiliation agreement to indemnify Old FNF (and us as its successor) for taxes and tax-related losses (including stockholder suits) in the event the Old FNF-FIS merger were determined to be taxable. Old FNF estimated that the amount of tax on Old FNF’s transfer and retirement of its FIS stock in the merger could be in the range of $1 billion and possibly greater depending on, among other things, the value of our stock at the time of the merger.

Even if the 2006 Distribution otherwise qualifies as a spin-off under Section 355 of the Code, the distribution of FNF common stock to the Old FNF stockholders in connection with the 2006 Distribution would not qualify as tax-free to Old FNF (or us as its successor) under Section 355(e) of the Code if 50% or more of the stock of Old FNF (including us as successor to Old FNF) or FNF is acquired as part of a plan or series of related transactions that includes the 2006 Distribution. As a result of our merger with Old FNF, approximately 49% of our stock would be treated as having been acquired pursuant to a plan that includes the 2006 Distribution for purposes of Section 355(e) of the Code.

There is no guaranty that FNF will have financial resources to satisfy any such indemnification obligation described above. If the tax-free status is lost because of any action taken by us or any of our subsidiaries after the time of the 2006 Distribution (except for certain actions specifically identified in the tax disaffiliation agreement), we would be required to pay the taxes described above ourself and would be required to indemnify FNF for all tax-related losses.

We may be affected by significant restrictions following the FNF Merger with respect to certain actions that could jeopardize the tax-free status of the spin-off by Old FNF of Fidelity National Title Group or the FNF Merger.

In order to preserve the tax-free treatment of the spin-off by Old FNF of Fidelity National Title Group, a tax disaffiliation agreement entered into by FNF and us prior to the closing under the FNF Merger agreement restricts us, for two years after the spin-off, from taking certain actions within our control that could cause the spin-off to be taxable without first obtaining a consent of certain officers of FNF or obtaining an opinion from a nationally recognized law firm or accounting firm that such action will not cause the spin-off to be taxable to FNF under Section 355(e) of the Code. In general, such actions would include engaging in certain transactions involving (i) the acquisition of our stock or (ii) the issuance of shares of our stock.

Because of these restrictions, we may be limited in the amount of stock that we can issue to make acquisitions or raise additional capital in the two years subsequent to the spin-off and the FNF Merger and in our ability to repurchase shares of our common stock.

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

Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of operations

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

In 2006, sales outside of the U.S. represented approximately 10.9% of our revenues. We believe there are additional opportunities to expand our international operations, and we expect to commit significant resources to expand our international sales and marketing activities. However, overall we are less well-known internationally than in the United States and have less experience with local business conditions. In addition, we will face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance, and we will be increasingly subject to a number of other risks and potential costs, including:

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

There can be no assurance that we will be able to compete successfully against current or future international competitors.

Sales of our shares by large shareholders could adversely affect the trading price of our shares.

In connection with the 2005 minority interest sale in Former FIS, we entered into a registration rights agreement with certain of our stockholders requiring us to register the shares of our common stock that are beneficially owned by them. Consequently, we have to date registered for resale from time to time shares which collectively account for approximately 12.8% of our shares outstanding. Sales of these shares, or the possibility that sales of these shares may occur in unlimited amounts and without prior notice, could adversely affect the trading price of our shares.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	general political, economic, and business conditions, including the possibility of intensified international hostilities, acts of terrorism, and general volatility in the capital markets;

•	failures to adapt our services to changes in technology or in the marketplace;

•	consolidation in the mortgage lending or banking industry;

•	security breaches of our systems and computer viruses affecting our software;

•	a decrease in the volume of real estate transactions such as real estate sales and mortgage refinancings, which can be caused by high or increasing interest rates, a shortage of mortgage funding, or a weak United States economy;

•	the impact of competitive products and pricing;

•	the ability to identify suitable acquisition candidates and the ability to finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price;

•	our ability to integrate any acquired business’ operations, products, clients, and personnel;

•	the effect of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business;

•	changes in, or the failure to comply with, government regulations, including privacy regulations; and

•	other risks detailed elsewhere in this Risk Factors section and in our other filings with the Securities and Exchange Commission.

We are not under any obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the possibility that actual results may differ materially from our forward-looking statements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in Jacksonville, Florida, in an owned facility. FNF occupies and pays us rent for approximately 121,000 square feet in this facility. We lease office space as follows:

Number of
State	Locations(1)

California	57
Florida	26
Georgia	22
Texas	19
Minnesota, New York	9
Illinois, Ohio, Maryland	8
Pennsylvania	7
Other	63

(1)	Represents the number of locations in each state listed.

We also lease approximately 81 locations outside the United States. We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings.

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:

•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	We review these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

The Company and certain of its employees were named on March 6, 2006 as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”), a Chinese company that formerly acted as a sales agent for Alltel Information Services (“AIS”).

Grace originally filed suit in December 2004 in state court in Monterey County, California, alleging that the Company breached a sales agency agreement by failing to pay commissions associated with sales contracts signed in 2001 and 2003. The 2001 contracts were never completed. The 2003 contracts, as to which Grace provided no assistance, were for a different project and were executed one and one-half years after Grace’s sales agency agreement was terminated. In addition to its breach of contract claim, Grace also alleged that the Company violated the Foreign Corrupt Practices Act (FCPA) in its dealings with a bank customer in China. The Company denied Grace’s allegations in this California lawsuit.

In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum, which decision Grace appealed on February 10, 2006. That appeal was subsequently dismissed voluntarily by Grace. On March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida seeking the recovery of over $50 million in damages arising from the same transaction, and added an additional allegation to its complaint that the Company violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. We intend to defend this case vigorously. On March 7, 2006, the Company filed its motion to dismiss this lawsuit, and on March 27, 2006, we filed an answer denying Grace’s underlying allegations and counterclaiming against Grace for tortious interference and abuse of process. These motions have all been fully briefed and are pending before the Court. A pretrial management order was entered providing for discovery, pretrial motion deadlines, and, if necessary, a trial in the later part of 2007.

We and our counsel have investigated these allegations and, based on the results of the investigations, we do not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on our financial position, results of operations or cash flows. We are fully cooperating with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on October 23, 2006. The results of matters submitted to a vote were as follows:

The proposal to approve the issuance of FIS common stock to the stockholders of Old FNF in connection with the agreement and plan of merger, dated as of June 25, 2006, as amended and restated as of September 18, 2006, between FIS and Old FNF, which agreement provides for the merger of Old FNF with and into FIS with FIS being the surviving corporation received the following votes:

	Votes	Percentage

Shares Voted “For”	97,646,500	100.0%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

The proposal to approve the adoption of an amendment to the Certegy Inc. Stock Incentive Plan, which among other things, increased the total number of shares of common stock available for issuance under the plan by an additional 4,000,000 shares and increased the limits on the number of individual awards that may be granted under the plan, received the following votes:

	Votes	Percentage

Shares Voted “For”	97,646,500	100.0%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

The proposal to approve the FIS Employee Stock Purchase Plan received the following votes:

	Votes	Percentage

Shares Voted “For”	97,646,500	100.0%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

The proposal to approve the adoption of the FIS Annual Incentive Plan received the following votes:

	Votes	Percentage

Shares Voted “For”	97,646,500	100.0%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

Nominees for Class 1 directors to serve until the 2009 FIS Annual Meeting of Shareholders were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”

William P. Foley	97,646,500	0
Thomas M. Hagerty	97,646,500	0
Robert M. Clements	97,646,500	0
Daniel D. Lane	97,646,500	0

Directors whose term of office as a director continued after the meeting are as follows: Lee A. Kennedy, David K. Hunt, Cary H. Thompson, Keith W. Hughes, Marshall Haines and James K. Hunt. Additionally, upon the closing of the securities exchange and distribution agreement between FNF and FNT, Richard N. Massey became a director of the Company.

The proposal to approve the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for FIS for 2006 received the following votes:

	Votes	Percentage

Shares Voted “For”	97,646,500	100.0%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS.” The table set forth below provides the high and low sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2006 and 2005.

	High	Low	Dividend

2006
First Quarter(a)	$40.60	$36.57	$0.05
Second Quarter	$40.16	$35.15	$0.05
Third Quarter	$37.58	$33.74	$0.05
Fourth Quarter	$42.46	$36.66	$0.05
2005
First Quarter	$37.00	$33.73	$0.05
Second Quarter	$39.02	$32.35	$0.05
Third Quarter	$41.01	$33.05	$0.05
Fourth Quarter	$41.29	$36.42	$0.05

(a)	As part of the merger transaction, Certegy declared a $3.75 per share special cash dividend that was paid to its pre-merger shareholders at the consummation of the Certegy Merger. As of February 1, 2007, there were approximately 7,000 shareholders of record of our common stock.

Certegy, as the predecessor registrant, began declaring cash dividends to common shareholders in the third quarter of 2003. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $.05 per common share is payable March 28, 2007 to shareholders on record as of the close of business on March 14, 2007.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

The Company intends to limit dilution caused by option exercises (including anticipated exercises) by repurchasing shares in the open market or in privately negotiated transactions.

The following table summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2006:

				(c) Total
				Number of	(d) Approximate
				Shares	Dollar Value
				(or Units)	of Shares That
	(a) Total			Purchased as	May Yet Be
	Number		(b) Average	Part of Publicly	Purchased Under
	of Shares		Price Paid	Announced	the Plans or
	(or Units)		per Share	Plans or	Programs
Period	Purchased		(or Unit)	Programs(1)	(in millions)(2)

10/1/06 – 10/31/06	1,432,000	(3)	$39.40	—	$207.1
11/1/06 – 11/30/06	—		—	—	206.8
12/1/06 – 12/31/06	—		—	—	206.8
Total	1,432,000		$39.40	—	$206.8

(1)	In April 2006, our Board of Directors approved a 3,000,000 share repurchase authorization. There is no termination date in connection with this authorization. In October 2006, our Board of Directors authorized additional purchases up to $200 million worth of Company stock.

(2)	As of the last day of the applicable month.

(3)	Repurchased as part of the closing conditions of the FNF Merger.

Item 6.	Selected Financial Data.

The selected financial data set forth below constitutes historical financial data of Fidelity National Information Services, Inc. and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included elsewhere in this report.

On February 1, 2006, Former FIS was merged into a wholly owned subsidiary of Certegy in a tax-free merger. For accounting and financial reporting purposes, the merger was treated as a reverse acquisition of Certegy by Former FIS under the purchase method of accounting pursuant to accounting principles generally accepted in the U.S. Accordingly, our historical financial information for periods prior to the Certegy Merger are the historical financial information of Former FIS.

	Year Ended December 31,
	2006(1)(2)	2005(2)	2004(2)	2003(2)	2002

Statement of Earnings Data:
Processing and services revenues	$4,132,602	$2,766,085	$2,331,527	$1,830,924	$619,723
Cost of revenues	2,929,567	1,793,285	1,525,174	1,101,569	379,508

Gross profit	1,203,035	972,800	806,353	729,355	240,215

Selling, general and administrative expenses	505,528	422,623	432,310	331,751	144,761
Research and development costs	105,580	113,498	74,214	38,345	—

Operating income	591,927	436,679	299,829	359,259	95,454
Other income (expense)	(188,297)	(124,623)	14,911	(3,654)	10,149

Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	403,630	312,056	314,740	355,605	105,603
Income tax expense	150,150	116,085	118,343	137,975	39,390
Equity in earnings (loss) of unconsolidated entities	5,792	5,029	(3,308)	(55)	—
Minority interest	(185)	(4,450)	(3,673)	(14,518)	(8,359)

Net earnings	$259,087	$196,550	$189,416	$203,057	$57,854

Net earnings per share — basic(3)	$1.39	$1.54	$1.48	$1.59	$.45

Weighted average shares — basic	185,926	127,920	127,920	127,920	127,920

Net earnings per share — diluted(3)	$1.37	$1.53	$1.48	$1.59	$.45

Weighted average shares — diluted	189,196	128,354	127,920	127,920	127,920

(1)	Certegy’s results of operations are included in earnings from February 1, 2006, the Certegy Merger date.

(2)	Effective January 1, 2006, FIS adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” using the prospective method of adoption. Effective January 1, 2003, FIS adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the prospective method of adoption in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and as a result recorded stock compensation expense of $50.1 million, $20.4 million, $15.4 million and $3.8 million for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

(3)	Net earnings per share are calculated, for all periods prior to 2006, using the shares outstanding following FIS’s formation as a holding company, adjusted as converted by the exchange ratio (.6396) in the Certegy Merger.

	As of December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data (at end of period):
Cash and cash equivalents	$211,753	$133,152	$190,888	$92,049	$55,674
Total assets	7,630,560	4,189,021	4,002,856	2,327,085	530,647
Total long-term debt	3,009,501	2,564,128	431,205	13,789	17,129
Minority interest	12,970	13,060	13,615	12,130	63,272
Total stockholders’ equity	3,142,744	694,570	2,754,844	1,890,797	286,487

Selected Quarterly Financial Data

Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2006
Processing and services revenues	$900,936	$1,021,946	$1,080,651	$1,129,069
Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	61,323	106,082	119,659	116,566
Net earnings	39,358	66,029	78,580	75,120
Basic earnings per share	$.23	$.34	$.41	$.39
Diluted earnings per share	$.23	$.34	$.41	$.39
2005
Processing and services revenues	$651,580	$708,713	$698,109	$707,683
Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	73,057	81,559	88,786	68,654
Net earnings	44,596	48,576	57,892	45,486
Basic earnings per share	$.35	$.38	$.45	$.36
Diluted earnings per share	$.35	$.38	$.45	$.35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest global providers of processing services to financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and certain other lender processing services in the U.S., serving customers in over 60 countries throughout the world. We offer a diversified product mix, and we believe that we will continue to benefit from the opportunity to cross-sell products and services across our broad customer base, and from our expanded international presence and scale. We have two reporting segments, Transaction Processing Services and Lender Processing Services, which produced approximately 59% and 41%, respectively, of our revenues for the year ended December 31, 2006.

•	Transaction Processing Services. This segment focuses on serving the processing and risk management needs of financial institutions and retailers. Our primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between our financial institution customers and their clients. We offer our applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition we provide check guarantee and verification services to retailers.

•	Lender Processing Services. This segment offers core mortgage processing software, which banks use to process and service mortgage loans, as well as customized outsourced business processes and information solutions primarily to national lenders and loan servicers. These loan facilitation services consist primarily of centralized, customized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. This segment also offers property data and real estate-related services. Included in these services are appraisal and valuation services, property records information, real estate tax services, and borrower credit and flood zone information.

We also have a corporate segment that consists primarily of costs relating to corporate overhead.

Business Trends and Conditions

Transaction Processing Services

In the transaction processing services business, increases in deposit and card transactions can positively affect our business and thus the condition of the overall economy can have an effect on growth.

In this segment, we compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to utilize our services under an outsourced arrangement or to process in-house under a software license and maintenance agreement. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams. Generally, financial institutions of all sizes will consider outsourcing information technology and business process services to varying degrees, although smaller financial institutions are more likely to outsource all information technology functions to companies such as us since they generally do not have the staff, budget or expertise to implement and operate highly complex technical environments. Larger financial institutions have historically chosen to limit outsourcing to specific application functions or services in connection with a particular product or operation. Generally, demand for outsourcing solutions has increased over time as providers such as us realize economies of scale and improve their ability to provide services that improve customer efficiencies and reduce costs.

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

We may be affected by the consolidation trend in the banking industry. This trend may be beneficial or detrimental to the Transaction Processing Services businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity.

Lender Processing Services

Our mortgage processing services business, driven by MSP, is largely subject to the same types of factors as affect our financial institutions core processing business, described above. The level of residential real estate activity, which depends in part on the level of interest rates, affects the level of revenues from many of the other businesses in the Lender Processing Services segment.

The increase in interest rates in 2006 has resulted in a reduction in new loan origination and refinancing activity. The current MBA forecast is for $2.4 trillion of mortgage originations in 2007 as compared to $2.5 trillion in 2006. Relatively higher interest rates are also likely to result in seasonal effects having more influence on real estate activity. Traditionally, the greatest volume of real estate activity, particularly residential resale transactions, has occurred in the spring and summer months.

In contrast, we believe that a rising interest rate environment may increase the volume of consumer mortgage defaults and thus favorably affect our default management services, which provide services relating to residential mortgage loans in default. The overall strength of the economy also affects default revenues.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our Consolidated and Combined Financial Statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 3 of Notes to the Consolidated and Combined Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing our Consolidated and Combined Financial Statements.

Revenue Recognition

The following describes our primary types of revenues and our revenue recognition policies as they pertain to the types of transactions we enter into with our customers. We enter into arrangements with customers to provide services, software and software related services such as post-contract customer support and implementation and training either individually or as part of an integrated offering of multiple products and services. These products and services occasionally include offerings from more than one segment to the same customer. The revenues for services provided under these multiple element arrangements are recognized in accordance with the applicable revenue recognition accounting principles as further described below.

In our TPS business, we recognize revenues relating to bank processing and credit and debit card processing services along with software licensing and software related services. Several of our contracts include a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, post-contract customer support and application management. In some cases, these services are offered in combination with one another and in other cases we offer them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.

The substantial majority of the revenues in the transaction processing services business are from outsourced data processing, credit and debit card processing, and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition” and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenues and costs related to implementation, conversion and programming services associated with our data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. We evaluate these deferred contract costs for impairment in the event any indications of impairment exist. A portion of credit card processing revenue is generated from our merchant institution processing business, where our relationship is with the financial institution that contracts directly with the merchant. In this business, we are responsible for collecting and settling interchange fees with the credit card associations, thus interchange fees are included as a component of revenue and costs of revenue.

In the event that arrangements with our customers include more than one product or service, we determine whether the individual revenue elements can be recognized separately in accordance with Financial Accounting

Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

If the products and services are software related products and services as determined under AICPA’s SOP 97-2 “Software Revenue Recognition” (“SOP 97-2”), and SOP 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”) we apply these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.

We recognize software license and post-contract customer support fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP No. 97-2 and SOP No. 98-9. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence (“VSOE”) has been established for each element or for any undelivered elements. We determine the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. If the arrangement is subject to accounting under SOP No. 97-2, VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. We record deferred revenue for all billings invoiced prior to revenue recognition.

With respect to a small percentage of revenues, we use contract accounting, as required by SOP No. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts”, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in trade receivables. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When our estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

In our LPS business, we recognize revenues relating to mortgage processing services, loan facilitation services, default management services, and property data-related services. Mortgage processing arrangements are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Revenue derived from software and service arrangements included in the lender processing services segment is recognized in accordance with SOP No. 97-2 as discussed above. Loan facilitation services primarily consist of centralized title agency and closing services for various types of lenders. Revenues relating to loan facilitation services are typically recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default management services assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Property data or data-related services principally include appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenues derived from these services are recognized as the services are performed in accordance with SAB No. 104 as described above.

In addition, our flood and tax units provide various services including life-of-loan-monitoring services. Revenue for life-of-loan services is deferred and recognized ratably over the estimated average life of the loan service period, which is determined based on our historical experience and industry data. We evaluate our historical experience on a periodic basis, and adjust the estimated life of the loan service period prospectively.

Reserves for Card Processing and Check Guarantee Losses

We recognize a reserve for estimated losses related to our card issuing business based on historical experience and other relevant factors. In our card issuing business, we record estimates to accrue for losses resulting from transaction processing errors. We utilize a number of systems and procedures within our card issuing business in order to minimize such transaction processing errors. Card processing loss reserves are primarily determined by performing a historical analysis of our loss experience and considering other factors that could affect that experience in the future. Such factors include the general economy and the credit quality of customers. Once these factors are considered, we assess the reserve adequacy by comparing the recorded reserve to the estimated amount based on an analysis of the current trend changes or specific anticipated future events. Any adjustments are charged to costs of services. These card processing loss reserve amounts are subject to risk that actual losses may be different than our estimates.

In the check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, we reimburse our merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of the check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of our customer volumes, statistical analysis of check fraud trends within our customer volumes, and the quality of returned checks. Once these factors are considered, a rate is established for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different from our estimates.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over their estimated useful lives, ranging from 3 to 10 years.

Capitalized software development costs are accounted for in accordance with either SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (SFAS No. 86), or with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), are expensed as incurred. Software development costs are amortized on a product by product basis commencing on the date of general release of the products (for SFAS No. 86 software) and the date placed in service for purchased software (for SOP No. 98-1 software). Software development costs (for SFAS No. 86 software) are amortized using the greater of (1) the straight line method over its estimated useful life, which ranges from five to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life.

Goodwill and Other Intangible Assets

We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets require significant judgment and may affect the amount of future amortization on the intangible assets other than goodwill.

As of December 31, 2006 and December 31, 2005, goodwill was $3.7 billion and $1.8 billion, respectively. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. We completed our annual goodwill impairment test on our reporting units as of December 31, 2006 and determined that each of our reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.

As of December 31, 2006 and December 31, 2005, intangible assets were $1.0 billion and $0.5 billion respectively, which consist primarily of purchased customer relationships and trademarks. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. All trademarks have been determined to have indefinite lives and are not amortized, but are reviewed for impairment at least annually in accordance with SFAS No. 142. During 2005, we recorded an impairment of $9.3 million to write off the carrying value of customer relationships at one subsidiary in the Lender Processing Services segment which were terminated.

Long-Lived Assets

We review long-lived assets, primarily computer software, property and equipment and other intangibles, such as customer relationships and contracts, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, we estimate the future net cash flows expected to be generated from the use of those assets and their eventual disposal. We would recognize an impairment loss if the aggregate future net cash flows were less than the carrying amount. As a result, the carrying values of these assets could be significantly affected by the accuracy of the estimates of future net cash flows, which are not capable of being made with certainty.

Accounting for Income Taxes

Through March 9, 2005, our operating results have been included in Old FNF’s consolidated U.S. Federal and certain consolidated and/or combined State income tax returns. The provision for income taxes in the Consolidated and Combined statements of earnings is made at rates consistent with what we would have provided for as a stand-alone taxable entity. Subsequent to the recapitalization transaction and sale of minority interest, we became a stand-alone taxpayer. As part of the process of preparing the Consolidated and Combined financial statements, we were required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we established a valuation allowance or increased this allowance in a period, we must reflect this increase as an expense within income tax expense in the statement of earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period.

Derivatives and Hedging

We utilize interest rate swaps to hedge our exposure on our variable rate debt obligations. We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. All relationships between the hedging instruments and hedged items are documented at the inception of the hedge transaction, as well as the risk-management objective and strategy for undertaking each hedge transaction. We carry the fair value of the interest rate swaps as an asset or a liability on the balance sheet at each reporting date, with a corresponding amount recorded in other comprehensive earnings within stockholders’ equity. Amounts are reclassified from other comprehensive earnings to the income statement in the periods that the hedged transaction affects earnings. A formal assessment is performed at the hedge’s inception and on a regular basis thereafter to determine whether the hedge has been highly effective in offsetting changes in the cash flows of the hedged transaction and whether it is expected to be highly effective in the future.

Our existing cash flow hedges have been highly effective and there has been no impact on earnings due to hedge ineffectiveness. As of December 31, 2006 and 2005, the estimated fair value of cash flow hedges results in an asset of $4.9 million and $5.2 million, which is included in the accompanying Consolidated Balance Sheets in other assets with a corresponding amount recorded as a component of accumulated other comprehensive earnings, net of deferred taxes.

Related Party Transactions

Transactions with FNF

We have historically conducted business with Old FNF and its subsidiaries. In March 2005, in connection with the recapitalization and sale of equity interest, we entered into various agreements with Old FNF under which we continued to provide title agency services, title plant management, and IT services. Further, we also entered into service agreements with Old FNF under which Old FNF continued to provide us with corporate services. In September 2005, when Fidelity National Title Group, Inc. (“FNT”) was formed and the title insurance business was consolidated under FNT, many of these agreements were amended and restated to take into account the services that would be performed for and by FNT rather than Old FNF. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were further amended and restated to reflect certain changes in the parties’ relationships. Certain of these agreements were amended or terminated in connection with the FNF merger and related transactions, as described in our current report on Form 8-K filed with the SEC on October 27, 2006. A summary of these agreements as in effect through December 31, 2006 is as follows:

•	Agreement to provide data processing services. This agreement governs the revenues to be earned by us for providing IT support services and software, primarily infrastructure support and data center management, to FNF. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years.

•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which we are paid for maintaining, managing and updating title plants owned by FNF’s title underwriters in certain parts of the country. The title plant maintenance agreement requires, among other things, that we gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. We sell property information to title underwriters which are subsidiaries of FNF as well as to various unaffiliated customers. We pay FNF a royalty fee of 2.5% to 3.75% of the revenues received. In the case of the maintenance agreement, we are responsible for the costs of keeping the title plant assets current and functioning and in return receive the revenue generated by those assets. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement in May 2005 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter).

•	Agreements to provide software development and services. These agreements govern the fee structure under which we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other real estate related services. Under these arrangements we are paid for providing other real estate related services to FNF, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF to provide corporate services to us. These agreements provide for FNF to provide general management, accounting, treasury, tax, finance, legal, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate and administrative support FIS. The pricing of these services is at cost for services which are either directly attributable to us, or in certain circumstances, an allocation of our share of the total costs incurred by FNF in providing such services based on estimates that FNF and FIS believe to be reasonable.

•	Licensing, leasing and cost sharing agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by us to FNF (or their subsidiaries) in connection with our use of certain intellectual property or other assets of or services by FNF.

•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves FIS providing title agency services which result in the issuance of title policies by FIS on behalf of title insurance underwriters owned by FNF and subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement ranging from July 2004 through September 2006 for various agreements (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $83.9 million, $80.9 million and $92.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, representing commissions on title insurance policies written by us on behalf of title insurance subsidiaries of FNF. These commissions are equal to 88% of the total title premium from title policies that we place with subsidiaries of FNF. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

A detail of related party items included in revenues is as follows (in millions):

	2006	2005	2004

Data processing services revenue	$82.2	$56.9	$56.6
Title plant information revenue	41.4	31.1	28.9
Software revenue	25.9	18.9	5.8
Other real-estate related services	12.7	10.9	9.9

Total revenues	$162.2	$117.8	$101.2

A detail of related party items included in operating expenses is as follows (in millions):

	2006	2005	2004

Title plant royalty expense	$2.4	$3.0	$2.8
Rent expense	—	5.0	8.4
Corporate services	9.5	29.0	75.1
Licensing, leasing and cost sharing agreement	(12.9)	(15.7)	(15.6)

Total expenses	$(1.0)	$21.3	$70.7

We believe the amounts earned from or charged by FNF to us under each of the foregoing service arrangements are fair and reasonable. Although the 88% commission rate on title insurance policies was set without negotiation, we believe it is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with title plant management, we charge FNF title insurers for title information at approximately the same rates we and other similar vendors charge unaffiliated title insurers. Our IT infrastructure support and data center management services to FNF are priced within the range of prices we offer to third parties.

We also provide data processing services to Sedgwick CMS, a company in which FNF has held an approximately 40% equity interest since February 1, 2006. We recorded $17.3 million in revenue relating to this arrangement with Sedgwick in 2006.

Other transactions with FNF:

Contribution of National New York

During the second quarter of 2006, Old FNF contributed the stock of National Title Insurance of New York, Inc. (“National New York”), a title insurance company, to us, in connection with the recapitalization transaction in March 2005. This transaction was reflected as a contribution of capital from Old FNF in the amount of Old FNF’s historical basis in National New York of approximately $10.7 million.

Merger with FNF Capital

On October 26, 2006, we completed a merger with FNF Capital, Inc. (“FNF Capital”) a leasing subsidiary of Old FNF. We issued 279,000 shares of our common stock to Old FNF in exchange for a majority ownership in FNF Capital. The transaction was recorded at Old FNF’s historical basis in FNF Capital of approximately $2.3 million and we purchased the minority ownership shortly thereafter for $3.8 million in cash.

The contribution of National New York and the merger with FNF Capital were completed between entities under common control and their results of operations and account balances have been included in our results of operations and statement of financial position since the date of the relevant transactions. Had we included the results of operations and balance sheets for all periods presented in our Combined and Consolidated Financial Statements, net earnings would have been adjusted by $0.5 million, ($0.2) million and ($0.7) million for 2006, 2005 and 2004, respectively, and total assets would have increased $82.2 million as of December 31, 2005.

Investment by FNF in Fidelity National Real Estate Solutions, Inc.

On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc.(“FNRES”), our subsidiary, for approximately 61% of the outstanding shares of FNRES. As a result, as of December 31, 2006, we no longer consolidate FNRES, but record our remaining 39% interest as an equity investment in the amount of $33.5 million. The results of FNRES are included in the Consolidated and Combined Statements of Earnings for all periods presented.

Transactions with Covansys

In 2004, we entered into a master service provider agreement with Covansys, an entity in which we hold a 29% equity interest, which requires that we purchase a minimum of $150 million in services over a five year period expiring June 30, 2009 or be subject to certain penalties if defined spending thresholds are not met. We do not believe any future penalties will be incurred under the agreement. During 2006, 2005, and 2004, we spent $35.7 million, $17.6 million and $5.0 million purchasing professional services from Covansys and its subsidiaries.

Transactions with Banco Bradesco S.A. and ABN AMRO Real

In 2006, we recorded revenues of $22.8 million from ABN AMRO Real and $20.4 million from Banco Bradesco S.A., which are venture partners in our Brazilian Card business.

Recent Developments

Combination with Old FNF

On June 25, 2006, we entered into an agreement and plan of merger (the “FNF Merger Agreement”) with Old FNF (amended September 18, 2006) (the “FNF Merger”). This FNF Merger was one step in a plan that eliminated Old FNF’s holding company structure and majority ownership in FIS. In connection with this plan, Old FNF also entered into a securities exchange and distribution agreement (the “SEDA”) with its subsidiary FNT. Under the SEDA, Old FNF agreed that, prior to the merger, Old FNF would transfer substantially all its assets and liabilities to FNT, in exchange for shares of FNT common stock. Old FNF then would spin-off all shares of FNT stock it held to the stockholders of Old FNF in a tax-free distribution. Pursuant to the FNF Merger Agreement, on November 9, 2006 Old FNF merged with and into FIS, with FIS continuing as the surviving corporation. In consideration for the FNF Merger, Old FNF stockholders received an aggregate of 96,521,877 shares of our stock for their Old FNF shares. In addition, in connection with the FNF Merger we issued options to purchase our common stock and shares of our restricted stock in exchange for Old FNF options and restricted stock outstanding at the time of the FNF Merger. After the completion of all of the transactions, FNT was renamed Fidelity National Financial, Inc. (“FNF”) and trades under the symbol FNF. Former Old FNF Chairman and CEO William P. Foley, II, assumed the same position in FNF and now serves as Executive Chairman of FIS, and other key members of Old FNF senior management continue their involvement in both FNF and FIS in executive capacities.

U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, Financial Accounting Standards Board Technical Bulletin 85-5, “Issues Relating to Accounting for Business Combinations” provides that if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the FNF Merger, the minority interest in FIS has not changed and, in substance, the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest has not taken place, the exchange has been accounted for based on the carrying amounts of our assets and liabilities.

Factors Affecting Comparability

Our Consolidated and Combined Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:

•	On February 1, 2006, Former FIS merged into a wholly-owned subsidiary of Certegy. The transaction resulted in a reverse acquisition with a total purchase price of approximately $2.2 billion. Certegy provided credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services.

•	On March 9, 2005, our recapitalization was completed through $2.8 billion in borrowings under senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”). We fully drew upon the entire $2.8 billion in Term Loan Facilities to complete the recapitalization while the Revolver remained undrawn at the closing. At the same time, we also sold a 25 percent equity interest to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”).

•	During 2004, we acquired Aurum Technology (Aurum), Sanchez Computer Associates, Inc. (Sanchez), Kordoba and InterCept Inc. (InterCept) which added significant revenues to our TPS segment.

The Consolidated and Combined Financial Statements present the results of operations of Certegy, the effects of the recapitalization and results of operations of the 2004 acquisitions, in each case, effective as of the date of the acquisition or recapitalization. As a result of these transactions, the results of operations in the periods covered by the Consolidated and Combined Financial Statements may not be directly comparable.

Consolidated and Combined Results of Operations
(in thousands, except per share amounts)

	2006	2005	2004

Processing and services revenues	$4,132,602	$2,766,085	$2,331,527
Cost of revenues	2,929,567	1,793,285	1,525,174

Gross profit	1,203,035	972,800	806,353

Selling, general, and administrative expenses	505,528	422,623	432,310
Research and development costs	105,580	113,498	74,214

Operating income	591,927	436,679	299,829

Other income (expense):
Interest income	4,746	6,392	1,232
Interest expense	(192,819)	(126,778)	(4,496)
Other income (expense)	(224)	(4,237)	18,175

Total other income (expense)	(188,297)	(124,623)	14,911

Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	403,630	312,056	314,740
Provision for income taxes	150,150	116,085	118,343

Earnings before equity in earnings (loss) of unconsolidated entities and minority interest	253,480	195,971	196,397
Equity in earnings (loss) of unconsolidated entities	5,792	5,029	(3,308)
Minority interest	(185)	(4,450)	(3,673)

Net earnings	$259,087	$196,550	$189,416

Pro forma net earnings per share — basic	$1.39	$1.54	$1.48

Pro forma weighted average shares outstanding — basic	185,926	127,920	127,920

Pro forma net earnings per share — diluted	$1.37	$1.53	$1.48

Pro forma weighted average shares outstanding — diluted	189,196	128,354	127,920

Processing and Services Revenues

Processing and services revenues totaled $4,132.6 million, $2,766.1 million and $2,331.5 million in 2006, 2005 and 2004, respectively. The increase in revenue in 2006 of $1,366.5 million as compared to 2005 is primarily due to incremental revenues from the February 1, 2006 Certegy Merger, which contributed $1,067.2 million to the overall increase. The remaining 2006 increase is attributable to growth across both segments, including 15.2% growth in Transaction Processing Services, excluding the impact of Certegy, and 7.5% growth in Lender Processing Services. The growth in Transaction Processing Services was driven by strong new sales within Integrated Financial Solutions and International, while the growth in Lender Processing Services was driven by market share gains in default and appraisal services. The increase in revenue in 2005 of $434.6 million as compared to 2004 is primarily attributable to an increase of $316.4 million, or 35.5%, from our Transaction Processing Services segment which is the result of including a full year of results for the 2004 acquisitions of Aurum, Sanchez, Kordoba, and InterCept which contributed $301.1 million of the increase. The remaining 2005 increase is primarily due to organic growth across the company.

Cost of Revenues

Cost of revenues totaled $2,929.6 million, $1,793.3 million and $1,525.2 million in 2006, 2005 and 2004 respectively. The increase in cost of revenues in 2006 as compared to 2005 of $1,136.3 million was primarily due to incremental cost of revenues from the February 1, 2006 Certegy Merger which contributed $848.2 million to the overall increase. An increase in depreciation and amortization expense to $383.0 million in 2006 from $252.5 million in 2005 resulting from additional intangible amortization related to the Certegy Merger also contributed to the year-over-year increase. The increase in cost of revenues of $268.1 million in 2005 as compared to 2004 is primarily attributable to including a full year of results for the 2004 acquisitions of Aurum, Sanchez, Kordoba, and InterCept including the amortization of intangibles related to each acquisition.

Gross Profit

Gross profit as a percentage of revenues (“gross margin”) was 29.1%, 35.2% and 34.6% in 2006, 2005 and 2004, respectively. The decrease in gross margin is primarily due to the February 1, 2006 Certegy Merger, which businesses typically have lower margins than those of the historically owned FIS businesses. Incremental intangible amortization expense relating to the Certegy Merger also contributed to the decrease in gross margin in 2006. The increase in gross margin in 2005 as compared to 2004 resulted from the full year of results for the 2004 acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $505.5 million, $422.6 million and $432.3 million for 2006, 2005 and 2004, respectively. The increase of $82.9 million in selling, general and administrative expenses for 2006 as compared to 2005 primarily relates to incremental selling, general and administrative expenses from the February 1, 2006 Certegy Merger which contributed $73.7 million to the overall increase. Additionally, the increase was also due to an increase in stock based compensation expense which increased from $20.4 million during 2005 to $50.1 million for 2006. This increase in stock-based compensation is primarily attributable to the $24.5 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria was met during the first quarter of 2006 and an acceleration charge of $6.1 million recorded in the fourth quarter relating to the FNF Merger. The decrease of $9.7 million in 2005 as compared to 2004 primarily results from cost control measures implemented in 2005 related to the 2004 acquisitions. Also included in selling, general and administrative expenses are $50.5 million, $47.1 million, and $40.5 million in depreciation and amortization costs in 2006, 2005 and 2004, respectively.

Research and Development Costs

Research and development costs totaled $105.6 million, $113.5 million and $74.2 for 2006, 2005 and 2004, respectively. The increase of $39.3 million in 2005 as compared to 2004 reflects an increase in research and development activity surrounding the acquired technology assets associated with the 2004 acquisitions of Aurum, Sanchez, Bankware, Kordoba, and InterCept.

Operating Income

Operating income totaled $591.9 million, $436.7 million and $299.8 million for 2006, 2005 and 2004, respectively. Operating income as a percentage of revenue (“operating margin”) was 14.3%, 15.8% and 12.9% for 2006, 2005 and 2004, respectively. The year-over-year decrease in operating margin for 2006 is primarily due to incremental intangible asset amortization relating to the Certegy Merger, increased stock based compensation costs, other merger related costs, as well as relatively lower gross profit percentage associated with the Certegy product lines, as noted above. The increase in operating margin for 2005 as compared to 2004 is primarily attributable to the higher revenues associated with 2004 acquisitions, for which there was a full year of results in 2005. The addition of these acquisitions resulted in a higher revenue base for spreading more stable administrative costs.

Interest Expense

Interest expense totaled $192.8 million, $126.8 million and $4.5 million for 2006, 2005 and 2004, respectively. The increase in interest expense in 2006 as compared to 2005 primarily relates to an increase in interest rates and higher average borrowings. Additionally, the recapitalization that occurred late in the first quarter of 2005 resulted in a full year of interest in 2006 as compared to approximately ten months in 2005. The increase in interest expense in 2005 as compared to 2004 also resulted from the recapitalization in 2005.

Income Tax Expense

Income tax expense totaled $150.2 million, $116.1 million and $118.3 million for 2006, 2005 and 2004, respectively. This resulted in an effective tax rate of 37.2%, 37.2% and 37.6% for 2006, 2005 and 2004, respectively.

Net Earnings

Net earnings totaled $259.1 million, $196.6 and $189.4 million for 2006, 2005 and 2004, respectively, or $1.37, $1.53 and $1.48 per diluted share, respectively.

Segment Results of Operations

Transaction Processing Services
(in thousands)

	2006	2005	2004

Processing and services revenues	$2,458,777	$1,208,430	$892,033
Cost of revenues	1,914,148	904,124	667,078

Gross profit	544,629	304,306	224,955
Selling, general and administrative expenses	171,106	94,889	99,581
Research and development costs	70,879	85,702	54,038

Operating income	$302,644	$123,715	$71,336

Revenues for the Transaction Processing Services segment are derived from three main revenue channels; Enterprise Solutions, Integrated Financial Solutions and International. Revenues from Transaction Processing Services totaled $2,458.8 million, $1,208.4 and $892.0 million for 2006, 2005 and 2004, respectively. The overall segment increase of $1,250.4 million during 2006, as compared to 2005 was primarily attributable to the Certegy Merger which contributed $1,067.2 million to the overall increase. The majority of the remaining 2006 growth is attributable to organic growth within the historically owned Integrated Financial Solutions and International revenue channels, with International including $31.9 million related to the newly formed business process outsourcing operation in Brazil. The overall segment increase of $316.4 in 2005 as compared to 2004 results from the inclusion of a full year of results for the 2004 acquisitions of Aurum, Sanchez, Kordoba, and InterCept, which contributed $301.1 million of the increase.

Cost of revenues for the Transaction Processing Services segment totaled $1,914.1 million, $904.1 million and $667.1 million for 2006, 2005 and 2004, respectively. The overall segment increase of $1,010.0 million during 2006 as compared to 2005 was primarily attributable to the Certegy Merger which contributed $848.2 million to the increase. Gross profit as a percentage of revenues (“gross margin”) was 22.2%, 25.2% and 25.2% for 2006, 2005 and 2004, respectively. The decrease in gross profit in 2006 as compared to 2005 is primarily due to the February 1, 2006 Certegy Merger, which businesses typically have lower margins than those of the historically owned FIS businesses. Incremental intangible asset amortization relating to the Certegy Merger also contributed to the decrease in gross margin. Included in cost of revenues was depreciation and amortization of $272.4 million, $139.8 million, and $94.6 million for 2006, 2005 and 2004, respectively.

Selling, general and administrative expenses totaled $171.1 million, $94.9 million and $99.6 million for 2006, 2005 and 2004, respectively. The increase in 2006 compared to 2005 is primarily attributable to the Certegy Merger which contributed $73.7 million to the overall increase of $76.2 million. The decrease of $4.7 million in 2005 as compared to 2004 is primarily attributable to the effect of acquisition related costs in 2004. Included in selling, general and administrative expenses was depreciation and amortization of $11.0 million, $9.1 million and $2.3 million for 2006, 2005 and 2004, respectively.

Research and development costs totaled $70.9 million, $85.7 million and $54.0 million for 2006, 2005 and 2004, respectively. The increase of $31.7 million in 2005 as compared to 2004 reflects an increase in research and development activity surrounding the acquired technology assets associated with the 2004 acquisitions of Aurum, Sanchez, Bankware, Kordoba, and Intercept.

Operating income totaled $302.6 million, $123.7 million and $71.3 million for 2006, 2005 and 2004, respectively. Operating margin was approximately 12.3%, 10.2% and 8.0% for 2006, 2005 and 2004, respectively.

The increase in operating margin for 2006 as compared to 2005 resulted from a decrease, as a percentage of revenue, of 0.9% in selling, general and administrative expenses and 4.2% in research and development costs, partially offset by a decrease in gross margin as discussed above. The increase in 2005, as compared to 2004, primarily results from the relative stability of selling, general and administrative expenses against a larger revenue base due to the inclusion of a full year of results for the 2004 acquisitions.

Lender Processing Services
(in thousands)

	2006	2005	2004

Processing and services revenues	$1,678,606	$1,562,161	$1,445,008
Cost of revenues	1,015,419	889,161	858,186

Gross profit	663,187	673,000	586,822
Selling, general and administrative expenses	208,698	234,655	261,045
Research and development costs	34,701	27,796	20,176

Operating income	$419,788	$410,549	$305,601

Revenues for the Lender Processing Services segment totaled $1,678.6 million, $1,562.2 million and $1,445.0 million for 2006, 2005 and 2004, respectively. The overall segment increase of $116.4 million during 2006 as compared to 2005 was the result of growth across most of the business lines, but primarily due to increased demand for our appraisal services along with growth in our default management businesses.

Cost of revenues for the Lender Processing Services segment totaled $1,015.4 million, $889.2 million and $858.2 million for 2006, 2005 and 2004, respectively. Gross margin was 39.5%, 43.1% and 40.6% for 2006, 2005 and 2004, respectively. The decrease in gross margin is primarily due to growth in lower margin product lines including default and appraisal services along with declining margins in our tax services due to the lengthening of the service period. Included in cost of revenues was depreciation and amortization of $110.6 million, $112.8 million and $103.3 million for 2006, 2005 and 2004, respectively.

Selling, general and administrative expenses for the Lender Processing Services segment totaled $208.7 million, $234.7 million and $261.0 million for 2006, 2005 and 2004, respectively. The decreasing trend is primarily the result of cost control measures and the increased revenue base in the Transaction Processing Services segment for allocating certain combined selling and administrative expenses. Included in selling, general and administrative expenses was depreciation and amortization of $29.2 million, $31.8 million, and $35.1 million for 2006, 2005 and 2004, respectively.

Research and development costs for the Lender Processing Services segment totaled $34.7 million, $27.8 million, and $20.2 million for 2006, 2005 and 2004, respectively. The increasing trend relates primarily to additional activities surrounding our mortgage processing and loan origination software lines.

Operating income for the Lender Processing Services segment totaled $419.8 million, $410.5 million, and $305.6 million for 2006, 2005 and 2004, respectively. Operating margin was 25.0%, 26.3% and 21.1% for 2006, 2005 and 2004, respectively.

Corporate and Other

Selling, general and administrative expenses from the Corporate and Other segment consist of corporate overhead costs that have been allocated from FNF prior to the merger with FNF and other amounts incurred directly by FIS, including stock based compensation. Selling, general and administrative expenses were $125.7 million, $93.1 million and $71.7 million in 2006, 2005 and 2004, respectively. The increase in 2006 as compared to 2005 of $32.6 million primarily relates to an increase in stock based compensation expense which increased from $20.4 million in 2005 to $50.1 million in 2006, as well as an increase in merger and merger related integration costs. The increase in stock based compensation primarily related to the $24.5 million in expense recorded in the first quarter of 2006 for the vesting of the FIS performance based options granted in March of 2005 for which the performance criteria were met during 2006 and a $6.1 million charge related to the acceleration of vesting of stock options recorded in the fourth quarter relating to the FNF merger.

Pro forma Segment Information

Summarized pro forma financial information for 2006 and 2005 concerning the Company’s reportable segments is shown in the following tables. The results below have been adjusted on a pro forma basis to reflect a January 1, 2005, effective date for the Certegy Merger, purchase of minority interests of Kordoba, and the March 2005 recapitalization and sale of minority interests by FIS.

For the year ended December 31, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total

Processing and services revenues	$2,549,740	$1,678,606	$(2,829)	$4,225,517
Cost of revenues	1,994,222	1,015,419	—	3,009,641

Gross profit	555,518	663,187	(2,829)	1,215,876
Selling, general and administrative expenses	175,516	208,698	208,204	592,418
Research and development costs	70,879	34,701	—	105,580

Operating income	$309,123	$419,788	$(211,033)	$517,878

For the year ended December 31, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total

Processing and services revenues	$2,325,571	$1,562,161	$(4,506)	$3,883,226
Cost of revenues	1,778,630	889,161	—	2,667,791

Gross profit	546,941	673,000	(4,506)	1,215,435
Selling, general and administrative expenses	186,098	234,655	126,074	546,827
Research and development costs	85,702	27,796	—	113,498

Operating income	$275,141	$410,549	$(130,580)	$555,110

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.

At December 31, 2006, we have cash on hand of $211.8 million and long-term debt including the current portion of approximately $3.0 billion. We expect cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.

We currently pay quarterly dividends to our shareholders of $0.05 per share and expect to continue to do so in the future, although the payment of any future dividends is at the discretion of our Board of Directors and subject to any limits in our debt or other agreements.

We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. During 2006, we repurchased 4,261,200 shares at an average price of $37.60 under this program. On October 25, 2006, our Board of Directors approved a plan authorizing repurchases up to an additional $200 million worth of our common stock.

Capital Expenditures

Our principal capital expenditures are for computer software and additions to property and equipment. In 2006, we spent approximately $300.2 million on capital expenditures and in 2007, we expect to spend approximately $300 million, primarily on equipment, purchased software and internally developed software.

Financing

On March 9, 2005, FIS completed a recapitalization. FIS entered into $3.2 billion in senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously issued as a dividend to FNF. Revolving credit borrowings and Term A and B Loans bore interest at a floating rate and as a result of scheduled and other repayments, the aggregate principal balance of the Term Loan Facilities at December 31, 2006 was $2.5 billion. These credit facilities were paid in full as a result of the refinancing transaction completed on January 18, 2007 as described below.

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

On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaces the Bank of America Term Loan and Revolver as well as the $100 million Wachovia Settlement Facility. The Credit Agreement, which is unsecured, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “JPM Term Loan”) and a committed $900 million revolving credit facility (the “JPM Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The JPM Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement provides for an uncommitted incremental loan facility in the uncommitted maximum principal amount of $600 million, which will be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by FIS.

The JPM Term Loan was fully drawn on the closing date and a total of $557 million was borrowed under the JPM Revolving Loan on the closing date. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by substantially all of the domestic subsidiaries of the Company.

FIS may borrow, repay and re-borrow amounts under the JPM Revolving Loan from time to time until the maturity of the JPM Revolving Loan. FIS must make quarterly principal payments under the JPM Term Loan in scheduled installments of: (a) $13,125,000 per quarter from March 31, 2007 through December 31, 2008; (b) $26,250,000 per quarter from March 31, 2009 through December 31, 2009; and (c) $52,500,000 per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1,522,500,000 payable on the Maturity Date.

In addition to the scheduled principal payments, the JPM Term Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets. Voluntary prepayments of the Loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the JPM Revolving Loan are also permitted at any time without fee upon proper notice. The JPM Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.

The outstanding balance of the Loans bear interest at a floating rate, which is at our option, either (a) the eurocurrency rate plus an applicable margin and mandatory cost or (b) a base rate plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio (total indebtedness to EBITDA of the Company and its consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, the Company has the ability to request the lenders to submit competitive bids for one or more advances under the JPM Revolving Loan (“Bid Rate Advances”).

The Credit Agreement provides procedures for lenders to submit bids for Bid Rate Advances and for the Company to accept or reject them. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants.

The foregoing does not constitute a complete summary of the terms of the Credit Agreement and reference is made to the complete text of the agreement, which was filed as Exhibit 10.1 to Form 8-K dated January 19, 2007.

In connection with the new Credit Agreement, the Company terminated the Bank of America Term Loan and Revolver on January 18, 2007 and repaid it in full before its final scheduled expiration date of March 9, 2013. The final payment was approximately $2.64 billion, including principal, interest and fees. The Company incurred no early termination penalties in terminating the Bank of America credit agreement.

In connection with the Certegy Merger, the Company has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in September 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized on a straight-line basis over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15.

The Company had a $100 million unsecured revolving credit facility that it used to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations (“Settlement Facility”). Amounts borrowed were typically repaid within one to two business days, as customers funded the shortfalls. This facility had a term of 364 days and was renewed annually. There were no amounts outstanding under this facility at December 31, 2006. The Settlement Facility was terminated on January 18, 2007.

Contractual Obligations

FIS’s long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’s significant contractual obligations and commitments as of December 31, 2006, after giving effect to the debt refinancing completed on January 18, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt (note 13)	$96,161	$282,041	$145,129	$215,586	$165,455	$2,105,129	$3,009,501
Operating leases (note 15)	50,687	42,785	33,609	21,479	10,616	16,543	175,719
Investment commitment	22,300	44,800	—	—	—	—	67,100
Purchase commitments	60,000	25,000	—	—	—	—	85,000
Data processing agreement obligations (note 15)	37,538	45,733	49,171	50,951	50,721	284,993	519,107

Total	$266,686	$440,359	$227,909	$288,016	$226,792	$2,406,665	$3,856,427

Off-Balance Sheet Arrangements

FIS does not have any material off-balance sheet arrangements, other than the Wisconsin operating leases disclosed below and in Note 15 to the Consolidated and Combined Financial Statements.

The Company has a synthetic lease arrangement (the “Wisconsin Lease”) which is not included in the Company’s consolidated balance sheets with respect to its facilities in Madison, Wisconsin (the “Wisconsin Leased Property”). In connection with the Certegy Merger, the term of the Wisconsin Lease was amended so that it was scheduled to expire on December 31, 2006. The term of the Wisconsin Lease has since been further amended so that it now expires on June 30, 2007. The original cost to the lessor of the Wisconsin Leased Property when Certegy entered into the Wisconsin Lease was approximately $10.1 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire the Wisconsin Leased Property at its original cost, or to direct the sale of the Wisconsin Leased Property to a third party.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 are effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. Adoption of this standard resulted in the Company recording a $6.9 million pre-tax adjustment to other long-term liabilities and other comprehensive income.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Adoption of this standard had no effect on the Company’s statements of financial position and operations.

In June 2006, The Financial Accounting Standards Board issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement Number 109, Accounting for Income Taxes. The interpretation outlines recognition thresholds and measurement attributes to determine the amount, if any, of a tax benefit to be recognized in an enterprise’s financial statements. The Interpretation also provides guidance on subsequent recognition, de-recognition, measurement, recognition of interest and penalties, classification and disclosure. The Company has reviewed FIN 48 and has determined that its implementation will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which requires that compensation cost relating to share-based payments be recognized in the financial statements. During 2003, FIS adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. FIS had elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. Since SFAS No. 123 was adopted in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is not significant as all options accounted for under other methods were fully vested as of December 31, 2005.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

FIS is highly leveraged. As of December 31, 2006, it was paying interest on the Term Loan Facilities and Revolver at a rate of LIBOR plus 1.25 to 1.75%, or (6.60-7.10%). As of January 18, 2007, FIS was paying interest on the new Credit Agreement at LIBOR plus 1.00%. A one percent increase in the LIBOR rate would increase its annual debt service on the Credit Agreement by $22.6 million (based on amounts outstanding at December 31, 2006). The credit rating assigned to FIS by Standard & Poor’s is currently BB+ with a positive outlook.

On April 11, 2005, FIS entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 5.4% through April 2008 on $350 million of the term loan facilities and at approximately 5.2% through April 2007 on an additional $350 million of the term loan facilities. The estimated fair value of the cash flow hedges results in an asset of FIS of $4.9 million as of December 31, 2006, which is included in the accompanying consolidated balance sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes.

Item 8.	Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

INDEX TO FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fidelity National Information Services, Inc. and subsidiaries and affiliates (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Information Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Fidelity National Information Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Fidelity National Information Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries and affiliates as of December 31, 2006 and 2005, and the related consolidated and combined statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/  KPMG LLP

March 1, 2007
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries and affiliates (the Company) as of December 31, 2006 and 2005, and the related consolidated and combined statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries and affiliates as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Fidelity National Information Services, Inc. and subsidiaries and affiliates’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 5 to the consolidated and combined financial statements, the Company completed a merger with Certegy Inc. on February 1, 2006.

/s/  KPMG LLP

March 1, 2007
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$211,753	$133,152
Settlement deposits	25,488	—
Trade receivables, net of allowance for doubtful accounts of $31.5 million and $17.9 million, respectively, at December 31, 2006 and 2005	623,065	427,480
Settlement receivables	18,442	—
Other receivables	159,584	57,365
Receivable from related party	5,208	9,146
Prepaid expenses and other current assets	148,601	58,228
Deferred income taxes	108,398	105,845

Total current assets	1,300,539	791,216

Property and equipment, net of accumulated depreciation of $261.7 million and $186.8 million, respectively, at December 31, 2006 and 2005	345,799	220,425
Goodwill	3,737,540	1,787,713
Intangible assets, net of accumulated amortization of $449.5 million and $292.7 million, respectively, at December 31, 2006 and 2005	1,009,978	508,780
Computer software, net of accumulated amortization of $324.2 million and $208.9 million, respectively, at December 31, 2006 and 2005	640,815	451,993
Deferred contract costs	233,996	183,263
Investment in unconsolidated entities	195,739	136,024
Long term lease receivables	52,702	—
Other noncurrent assets	113,452	109,607

Total assets	$7,630,560	$4,189,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$520,016	$309,591
Settlement payables	43,930	—
Current portion of long-term debt	61,661	33,673
Deferred revenues	254,908	254,534

Total current liabilities	880,515	597,798

Deferred revenues	104,479	111,536
Deferred income taxes	396,263	153,193
Long-term debt, excluding current portion	2,947,840	2,530,455
Other long-term liabilities	145,749	88,409

Total liabilities	4,474,846	3,481,391

Minority interest	12,970	13,060

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock $0.01 par value; 600 million shares authorized, 197.4 million and 127.9 million shares issued and outstanding at December 31, 2006 and 2005, respectively	1,974	1,279
Additional paid in capital	2,879,271	545,639
Retained earnings	376,961	156,127
Accumulated other comprehensive earnings (loss)	45,009	(8,475)
Treasury stock, $0.01 par value, 6.4 million shares outstanding at December 31, 2006 at cost	(160,471)	—

Total stockholders’ equity	3,142,744	694,570

Total liabilities and stockholders’ equity	$7,630,560	$4,189,021

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Earnings
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share amounts)

Processing and services revenues, including $162.2 million, $117.8 million and $101.2 million of revenues from related parties for the years ended December 31, 2006, 2005 and 2004, respectively	$4,132,602	$2,766,085	$2,331,527
Cost of revenues, including $2.4 million, $3.0 million and $2.8 million of expenses to related parties for the years ended December 31, 2006, 2005 and 2004, respectively	2,929,567	1,793,285	1,525,174

Gross profit	1,203,035	972,800	806,353

Selling, general, and administrative expenses, including $(3.4) million, $18.3 million and $67.9 million of expenses to related parties for the years ended December 31, 2006, 2005 and 2004, respectively	505,528	422,623	432,310
Research and development costs	105,580	113,498	74,214

Operating income	591,927	436,679	299,829

Other income (expense):
Interest income	4,746	6,392	1,232
Interest expense	(192,819)	(126,778)	(4,496)
Other income (expense)	(224)	(4,237)	18,175

Total other income (expense)	(188,297)	(124,623)	14,911

Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	403,630	312,056	314,740
Provision for income taxes	150,150	116,085	118,343

Earnings before equity in earnings (loss) of unconsolidated entities and minority interest	253,480	195,971	196,397
Equity in earnings (loss) of unconsolidated entities	5,792	5,029	(3,308)
Minority interest	(185)	(4,450)	(3,673)

Net earnings	$259,087	$196,550	$189,416

Net earnings per share — basic	$1.39	$1.54	$1.48

Weighted average shares outstanding — basic	185,926	127,920	127,920

Net earnings per share — diluted	$1.37	$1.53	$1.48

Weighted average shares outstanding — diluted	189,196	128,354	127,920

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Comprehensive Earnings
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Net earnings	$259,087	$196,550	$189,416
Other comprehensive (loss) earnings:
Unrealized gain (loss) on Covansys warrants(1)	12,551	(3,704)	—
Unrealized gain (loss) on interest rate swaps(2)	(227)	3,192	—
Unrealized gain (loss) on other investments	75	(4)	265
Unrealized gain (loss) on foreign currency translation	29,503	(19,488)	14,534
Pension liability adjustment(3)	11,582	(4,804)	—

Other comprehensive (loss) earnings	53,484	(24,808)	14,799

Comprehensive earnings	$312,571	$171,742	$204,215

(1)	Net of income tax expense (benefit) of $6.5 million and $(2.2) million in 2006 and 2005, respectively

(2)	Net of income tax (benefit) expense of $(0.1) million and $2.0 million in 2006 and 2005, respectively

(3)	Net of income tax benefit of $(2.8) million and $(0.9) million in 2006 and 2005, respectively

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004

						Accumulated
						Other
				Additional		Comprehensive			Total
	Common	Common	Net Investment	Paid In	Retained	Earnings	Treasury	Treasury	Stockholders’
	Shares	Stock	by FNF	Capital	Earnings	(Loss)	Shares	Stock	Equity
	(In thousands)

Balances, December 31, 2003	—	$—	$1,889,263	$—	$—	$1,534	—	$—	$1,890,797
Unrealized gain on other investments, net	—	—	—	—	—	265	—	—	265
Unrealized gain on foreign currency translation	—	—	—	—	—	14,534	—	—	14,534
Contribution of capital, net	—	—	659,832	—	—	—	—	—	659,832
Net earnings	—	—	189,416	—	—	—	—	—	189,416

Balances, December 31, 2004	—	—	2,738,511	—	—	16,333	—	—	2,754,844
Net earnings from January 1, 2005 through March 8, 2005	—	—	40,423	—	—	—	—	—	40,423
Dividends paid	—	—	(2,700,000)	—	—	—	—	—	(2,700,000)
Net distribution to parent	—	—	(6,719)	—	—	—	—	—	(6,719)
Capitalization of holding company	95,940	959	(72,215)	71,256	—	—	—	—	—
Sale of minority interest, net of offering costs	31,980	320	—	454,016	—	—	—	—	454,336
Stock-based compensation	—	—	—	20,367	—	—	—	—	20,367
Net earnings from March 9, 2005 to December 31, 2005	—	—	—	—	156,127	—	—	—	156,127
Unrealized loss on investments and derivatives, net	—	—	—	—	—	(516)	—	—	(516)
Unrealized loss on foreign currency translation	—	—	—	—	—	(19,488)	—	—	(19,488)
Minimum pension liability adjustment	—	—	—	—	—	(4,804)	—	—	(4,804)

Balances, December 31, 2005	127,920	$1,279	$—	$545,639	$156,127	$(8,475)	—	$—	$694,570

Net Earnings	—	—	—	—	259,087	—	—	—	259,087
Pension liability adjustment		—	—	—	—	11,582	—	—	11,582
Certegy acquisition	69,507	695	—	2,173,311	—	—	(5,964)	(60)	2,173,946
Exercise of stock options	—	—	—	70,364	—	—	3,511	39	70,403
Tax benefit associated with exercise of stock options	—	—	—	26,859	—	—	—	—	26,859
Stock-based compensation	—	—	—	50,076	—	—	—	—	50,076
Cash dividends declared	—	—	—	—	(38,253)	—	—	—	(38,253)
National NY contribution from FNF	—	—	—	10,744	—	—	—	—	10,744
FNF Capital merger	—	—	—	2,278	—	—	279	3	2,281
Purchases of treasury stock	—	—	—	—	—	—	(4,262)	(160,453)	(160,453)
Unrealized loss on investments and derivatives, net	—	—	—	—	—	12,399	—	—	12,399
Unrealized loss on foreign currency translation	—	—	—	—	—	29,503	—	—	29,503

Balances, December 31, 2006	197,427	$1,974	$—	$2,879,271	$376,961	$45,009	(6,436)	$(160,471)	$3,142,744

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings	$259,087	$196,550	$189,416
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	433,550	299,637	238,400
Loss (gain) on Covansys warrants	—	4,400	(15,800)
Stock-based compensation	50,076	20,367	15,436
Deferred income taxes	18,842	41,557	(11,003)
Equity in (earnings) loss of unconsolidated entities	(5,792)	(5,029)	3,308
Minority interest	185	4,450	3,673
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade receivables	32,045	(39,011)	(27,795)
Net (increase) decrease in prepaid expenses and other assets	(73,669)	(91,831)	120,553
Net increase in deferred contract costs	(88,902)	(100,293)	(48,311)
Net increase (decrease) in deferred revenue	(13,500)	42,840	159,058
Net (decrease) increase in accounts payable, accrued liabilities, and other liabilities	(117,209)	52,339	(123,189)

Net cash provided by operating activities	494,713	425,976	503,746

Cash flows from investing activities:
Additions to property and equipment	(122,363)	(79,567)	(72,947)
Additions to capitalized software	(177,834)	(159,098)	(104,555)
Acquisitions, net of cash acquired	110,953	(48,389)	(423,170)

Net cash used in investing activities	(189,244)	(287,054)	(600,672)

Cash flows from financing activities:
Borrowings	245,130	2,800,000	410,000
Debt service payments	(368,576)	(711,037)	(19,839)
Capitalized debt issuance costs	(5,059)	(33,540)	—
Sale of stock, net of transactions costs	—	454,336	—
Income tax benefits from sale of stock options	26,859	—	—
Stock options exercised	70,403	—	—
Treasury stock purchases	(160,453)	—	—
Dividends paid	(38,253)	(2,700,000)	—
Net contribution by (distribution to) FNF	1,396	(7,013)	(195,007)

Net cash (used in) provided by financing activities	(228,553)	(197,254)	195,154

Effect of foreign currency exchange rates on cash	1,685	596	611
Net (decrease) increase in cash and cash equivalents	78,601	(57,736)	98,839
Cash and cash equivalents, beginning of year	133,152	190,888	92,049

Cash and cash equivalents, end of year	$211,753	$133,152	$190,888

Noncash contributions by FNF	$11,629	$294	$854,839

Cash paid for interest	$185,879	$112,935	$3,615

Cash paid for taxes	$79,968	$83,829	$13,782

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1)  Basis of Presentation

Fidelity National Information Services, Inc. (“FIS” or the “Company”) is a leading provider of technology solutions, processing services, and information-based services to the financial services industry. The Company’s formation began in early 2004 and was substantially completed on March 8, 2005, when all the entities, assets and liabilities that are included in these Consolidated and Combined Financial Statements as of March 8, 2005 were organized under one legal entity (as discussed below). The formation was accomplished through the contribution of entities and operating assets and liabilities to a newly formed subsidiary of Fidelity National Financial, Inc. (“FNF”). The Consolidated and Combined Financial Statements included herein reflect the historical financial position, results of operations and cash flows of the businesses included in the formation. On February 1, 2006, the Company completed a merger with Certegy Inc. (“Certegy”) (the “Certegy Merger”) (note 5) which was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of Certegy. In form, Certegy was the legal acquirer in the Certegy Merger and the continuing registrant for SEC reporting purposes. However, due to the majority ownership in the combined entity held by FIS shareholders, FIS was designated the acquirer for accounting purposes and, effective on the Certegy Merger date, the historical financial statements of FIS became the historical financial statements of the continuing registrant for all periods prior to the Certegy Merger. The results of operations of Certegy are only included in these historical financial statements for periods subsequent to the Certegy Merger. Immediately after the Certegy Merger, the name of the SEC registrant was changed to Fidelity National Information Services, Inc.

As a result of the Certegy Merger, each outstanding share of FIS common stock was exchanged for 0.6396 shares of common stock of Certegy, which has a par value of $0.01 per share. All share and per share amounts disclosed in these financial statements and footnotes for periods prior to February 1, 2006 are presented as converted by the exchange ratio used in the Certegy Merger.

Shortly after consummating the Certegy Merger, the Company implemented a new organizational structure, which resulted in the formation of new operating segments beginning with the reporting of results for the first quarter of 2006 (note 18). Effective as of February 1, 2006, the Company’s reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This structure reflects how the businesses are managed consistent with the new operating structure adopted following the Certegy Merger. The primary components of the TPS segment are Certegy’s former reportable segments of Card and Check Services and the financial institution processing businesses of FIS’s former Financial Institution Software and Services segment (Enterprise Solutions, Integrated Financial Solutions, and International operations). The primary components of the LPS segment are Mortgage Processing and Information Services, which includes the mortgage lender processing component of FIS’s former Financial Institution Software and Services segment, and FIS’s former Lender Services, Default Management, and Information Services segments.

(2)	Combination with FNF

On June 25, 2006, the Company entered into an agreement and plan of merger (the “FNF Merger Agreement”) with FNF (amended September 18, 2006) (the FNF Merger). The FNF Merger was one step in a plan that eliminated FNF’s holding company structure and majority ownership of FIS. In connection with this plan, FNF also entered into a securities exchange and distribution agreement (the “SEDA”) with its subsidiary Fidelity National Title Group, Inc. (“FNT”). Under the SEDA, FNF agreed that, prior to the merger, FNF would transfer substantially all its assets and liabilities to FNT, in exchange for shares of FNT common stock. FNF then would spin-off all shares of FNT stock it held to the stockholders of FNF in a tax-free distribution. Pursuant to the FNF Merger Agreement, on November 9, 2006 FNF merged with and into FIS, with FIS continuing as the surviving corporation. In consideration for the FNF Merger, FNF stockholders received an aggregate of 96,521,877 shares of FIS stock for their FNF shares. In addition, in connection with the FNF Merger FIS issued options to purchase FIS common stock and shares of FIS restricted stock in exchange for FNF options and restricted stock outstanding at the time of the

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

FNF Merger. The FNF Merger followed the completion on October 24, 2006, of FNT’s acquisition under the SEDA of substantially all of the assets and liabilities of FNF (other than FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small subsidiary which merged into FIS in a separate transaction) in exchange for 45,265,956 shares of FNT’s Class A common stock and the subsequent spin-off of FNT shares (the FNT Distribution”). Pursuant to the SEDA and after the completion of all of the transactions, FNT was renamed Fidelity National Financial, Inc. (“New FNF”) and now trades under the symbol FNF. Former FNF Chairman and CEO William P. Foley, II, assumed a similar position in New FNF and now serves as Executive Chairman of FIS, and other key members of FNF senior management continued their involvement in both New FNF and FIS in executive capacities.

U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, Financial Accounting Standards Board Technical Bulletin 85-5, “Issues Relating to Accounting for Business Combinations” provides that if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the FNF Merger, the minority interest of FIS has not changed and the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest did not take place, the exchange has been accounted for based on the carrying amounts of FIS’s assets and liabilities.

(3)	Summary of Significant Accounting Policies

The following describes the significant accounting policies of the Company which have been followed in preparing the accompanying Consolidated and Combined Financial Statements.

(a)	Principles of Consolidation and Combination and Basis of Presentation

Prior to March 9, 2005, the historical financial statements of the Company were presented on a combined basis. Beginning March 9, 2005, after all the assets and liabilities of the Company were formally contributed to the holding company, the historical financial statements of the Company have been presented on a consolidated basis for financial reporting purposes. The accompanying Consolidated and Combined Financial Statements include those assets, liabilities, revenues, and expenses directly attributable to FIS’s operations and, prior to March 9, 2005, allocations of certain FNF corporate assets, liabilities, and expenses to FIS.

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

FIS has historically conducted business with FNF and its subsidiaries. In March 2005, in connection with the recapitalization and sale of equity interest (note 4), FIS entered into various agreements with FNF under which it has continued to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with FNF under which FNF continued to provide corporate services. In September 2005, when FNT was formed and the title insurance business was consolidated under FNT, many of these agreements were amended and restated to take into account the services that would be performed for and by FNT rather than FNF. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were further amended and restated to reflect changes in the parties’ relationships. Certain of these

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

agreements were further amended or terminated in connection with the FNF Merger and related transactions. A summary of these agreements as in effect through December 31, 2006 is as follows:

•	Agreement to provide data processing services. This agreement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and its subsidiaries. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years.

•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which the Company is paid for maintaining, managing and updating title plants owned by FNF’s title underwriters in certain parts of the country. The title plant maintenance agreement requires, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sells property information to title underwriters which are subsidiaries of FNF as well as to various unaffiliated customers. The Company pays FNF a royalty fee of 2.5% to 3.75% of the revenues received. In the case of the maintenance agreement, the Company is responsible for the costs of keeping the title plant assets current and functioning and in return receives the revenue generated by those assets. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement in May 2005 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter).

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company is paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNF, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF to provide corporate services to the Company. These agreements provide for FNF to provide general management, accounting, treasury, tax, finance, legal, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate and administrative support to the Company. The pricing of these services is at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF in providing such services based on estimates that FNF and the Company believe to be reasonable.

•	Licensing, leasing and cost sharing agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with the Company’s use of certain intellectual property or other assets of or services by FNF.

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies by the Company on behalf of title insurance underwriters owned by FNF and subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement ranging from July 2004 through September 2006 for various agreements (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

revenues from unaffiliated third parties of $83.9 million, $80.9 million and $92.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, representing commissions on title insurance policies written by the Company on behalf of title insurance subsidiaries of FNF. These commissions are equal to 88% of the total title premium from title policies that the Company places with subsidiaries of FNF. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

A detail of related party items included in revenues is as follows (in millions):

	2006	2005	2004

Data processing services revenue	$82.2	$56.9	$56.6
Title plant information revenue	41.4	31.1	28.9
Software revenue	25.9	18.9	5.8
Other real-estate related services	12.7	10.9	9.9

Total revenues	$162.2	$117.8	$101.2

A detail of related party items included in operating expenses is as follows (in millions):

	2006	2005	2004

Title plant royalty expense	$2.4	$3.0	$2.8
Rent expense	—	5.0	8.4
Corporate services	9.5	29.0	75.1
Licensing, leasing and cost sharing agreement	(12.9)	(15.7)	(15.6)

Total expenses	$(1.0)	$21.3	$70.7

The Company believes the amounts earned from or charged by FNF to the Company under each of the foregoing service arrangements are fair and reasonable. Although the 88% commission rate on title insurance policies was set without negotiation, the Company believes it is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with title plant management, the Company charges FNF title insurers for title information at approximately the same rates the Company and other similar vendors charge unaffiliated title insurers. The Company’s IT infrastructure support and data center management services to FNF are priced within the range of prices the Company offers to third parties.

The Company also provides data processing services to Sedgwick CMS, a Company in which FNF has held an approximately 40% equity interest since February 1, 2006. The Company recorded $17.3 million in revenue relating to this arrangement with Sedgwick in 2006.

Other transactions with FNF:

Contribution of National New York

During the second quarter of 2006, FNF contributed the stock of National Title Insurance of New York, Inc. (“National New York”), a title insurance company, to the Company, in connection with the recapitalization transaction in March 2005. This transaction was reflected as a contribution of capital from FNF in the amount of FNF’s historical basis in National New York of approximately $10.7 million.

Merger with FNF Capital

On October 26, 2006, the Company completed a merger with FNF Capital, Inc. (“FNF Capital”) a leasing subsidiary of FNF. The Company issued 279,000 shares of the Company’s common stock to FNF in exchange for a

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

majority ownership in FNF Capital. The transaction was recorded at FNF’s historical basis in FNF Capital of approximately $2.3 million and the Company purchased the minority ownership shortly thereafter for $3.8 million in cash.

The contribution of National New York and the merger with FNF Capital were completed between entities under common control and their results of operations and account balances have been included in the Company’s results of operations and statement of financial position since the date of the relevant transactions. Had the Company included the results of operations and balance sheets for all periods presented in these Combined and Consolidated Financial Statements, net earnings would have been adjusted $0.5 million, $(0.2) million and $(0.7) million for 2006, 2005 and 2004, respectively and total assets would have increased $82.2 million as of December 31, 2005.

Investment by FNF in Fidelity National Real Estate Solutions, Inc.

On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc.(“FNRES”), a subsidiary of the Company, for approximately 61% of the outstanding shares of FNRES. As a result, as of December 31, 2006, the Company no longer consolidates FNRES, but records its remaining 39% interest as an equity investment in the amount of $33.5 million. The results of FNRES are included in the Consolidated and Combined Statement of earnings for all periods presented.

Transactions with Covansys

The Company also entered into a master service provider agreement with Covansys, an entity in which the Company holds a 29% equity interest, which requires the Company to purchase a minimum of $150 million in services over a five year period expiring June 30, 2009 or be subject to certain penalties if defined spending thresholds are not met. The Company does not believe any future penalties will be incurred under the agreement. During 2006, 2005, and 2004, the Company spent $35.7 million, $17.6 million and $5.0 million purchasing professional services from Covansys and its subsidiaries.

Transactions with Banco Bradesco S.A. and ABN AMRO Real

In 2006, the Company recorded revenues of $22.8 million from ABN AMRO Real and $20.4 million from Banco Bradesco which are venture partners in the Company’s Brazilian card business.

(c)	Cash and Cash Equivalents

For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

(d)	Fair Value of Financial Instruments

The fair values of financial instruments, which include trade receivables and long-term debt, approximate their carrying values. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps, warrants and several put and call options relating to certain majority-owned subsidiaries (note 3(e)).

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(e)	Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No. 133”) as amended. During 2005 and 2006, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in other non-current assets and or other long term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded as interest expense as a yield adjustment as interest payments are made on the term loan. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

The Company also owns warrants to purchase additional shares of common stock of Covansys Corporation. From September 2004 (the date of initial purchase of Covansys stock and warrants) until March 25, 2005, the Company accounted for the warrants under SFAS No. 133. Under the provisions of SFAS No. 133, the warrants were considered derivative instruments and were recorded at a fair value of approximately $23.5 million on the date of acquisition. During the first quarter of 2005, the Company recorded a loss of $4.4 million on the decrease in fair value of the warrants through March 25, 2005 which is reflected in the Consolidated and Combined Statement of Earnings in other income and expense. On March 25, 2005, the terms of the warrants were amended to add a mandatory holding period subsequent to exercise of the warrants and eliminate a cashless exercise option available to the Company such that the accounting for the investment in the warrants is now governed by the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and changes in the fair value of the warrants are recorded in other comprehensive earnings. The fair value of the Company’s investment in Covansys warrants at December 31, 2006 and 2005 is $46.3 million and $29.5 million, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(f)	Trade Receivables, net

A summary of trade receivables, net, at December 31, 2006 and December 31, 2005 is as follows (in thousands):

	December 31,	December 31,
	2006	2005

Trade receivables — billed	$496,837	$348,031
Trade receivables — unbilled	157,680	97,392

Total trade receivables	654,517	445,423
Allowance for doubtful accounts	(31,452)	(17,943)

Total trade receivables, net	$623,065	$427,480

A roll forward of our allowance for doubtful accounts is as follows: (in thousands):
Allowance for doubtful accounts as of December 31, 2003	$(19,422)

Bad debt expense	(4,562)
Transfers and acquisitions	(2,481)
Write offs	6,199

Allowance for doubtful accounts as of December 31, 2004	(20,266)

Bad debt expense	(8,793)
Transfers and acquisitions	616
Write offs	10,500

Allowance for doubtful accounts as of December 31, 2005	(17,943)
Bad debt expense	(20,600)
Transfers and acquisitions	(7,516)
Write offs	14,607

Allowance for doubtful accounts as of December 31, 2006	$(31,452)

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

The Company had a $100 million unsecured revolving credit facility that it used to finance its customers’ shortfalls in the daily funding requirements associated with the Company’s credit and debit card settlement operations (the “Settlement Facility”). Amounts borrowed were typically repaid within one to two business days, as customers funded the shortfalls. This facility had a term of 364 days and was renewed annually. There were no amounts outstanding under this facility at December 31, 2006. The Settlement Facility was terminated on January 18, 2007.

(g)	Other receivables

Other receivables represent amounts due from consumers related to deferred debit processing services offered in Australia and the U.K., amounts due from financial institutions for the settlement of transactions in the Company’s cash access business, fees due from financial institutions related to the Company’s property exchange

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

facilitation business, certain lease receivables and income taxes receivable. The carrying value for these receivables approximates their fair value.

(h)	Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired and liabilities assumed in business combinations. SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No 142 and SFAS No. 144 also provide that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company measures for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement.

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

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years.

Capitalized software development costs are accounted for in accordance with either SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), or with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release of the products (for

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

SFAS No. 86 software) and the date placed in service for purchased software (for SOP No. 98-1 software). Software development costs (for SFAS No. 86 software) are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life.

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

Through March 8, 2005, the Company’s operating results were included in FNF’s Consolidated U.S. Federal and State income tax returns. The provision for income taxes in the Consolidated and Combined Statements of Earnings is made at rates consistent with what the Company would have paid as a stand-alone taxable entity in those periods. Beginning on March 9, 2005, the Company became its own tax paying entity. The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the Consolidated and Combined Financial Statements in the period enacted.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

The substantial majority of the revenues in the TPS business are from outsourced data processing, credit and debit card processing, and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition” and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenues and costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. The Company evaluates these deferred contract costs for impairment in the event any indications of impairment exist. A relatively small percentage of credit card processing revenue is generated from the merchant institution processing business, where the relationship is with the financial institution that contracts directly with the merchant. In this business, the Company is responsible for collecting and settling interchange fees with the credit card associations, thus interchange fees are included as a component of revenue and costs of revenue.

In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

If the products and services are software related products and services as determined under AICPA’s SOP 97-2 “Software Revenue Recognition” (“SOP 97-2”), and SOP 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”) the Company applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. The Company records deferred revenue for all billings invoiced prior to revenue recognition.

With respect to a small percentage of revenues, the Company uses contract accounting, as required by SOP No. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts”, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in trade receivables. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

In its LPS business, the Company recognizes revenues relating to mortgage processing services, loan facilitation services, default management services, and property data-related services. Mortgage processing arrangements are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Revenue derived from software and service arrangements included in the lender processing services segment is recognized in accordance with SOP No. 97-2 as discussed above. Loan facilitation services primarily consist of centralized title agency and closing services for various types of lenders. Revenues relating to loan facilitation services are typically recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default management services assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Property data or data-related services principally include appraisal and valuation services, property records information, real estate tax services and borrower credit and flood zone information. Revenues derived from these services are recognized as the services are performed in accordance with SAB No. 104 as described above.

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

Certain FIS employees are participants in the Fidelity National Information Services, Inc. 2005 Stock Incentive Plan, which provides for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards to officers and key employees. Also, certain FIS employees are participants in FNF’s stock-based compensation plans. Through the acquisition of Certegy, the Company adopted the Certegy stock incentive plans, which also allow for the granting of stock-based awards. All of the outstanding awards as of January 31, 2006 under Certegy’s plans were vested prior to the Certegy Merger.

On November 9, 2006, as part of the closing of the FNF Merger, the Company assumed certain options and restricted stock grants that the Company’s employees and directors held under various FNF stock-based compensation plans. The Company assumed approximately 2.7 million options to replace 4.9 million outstanding FNF options per the FNF Merger Agreement. The Company also assumed 0.1 million shares of restricted stock.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under the fair-value method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $50.1 million, $20.4 million and $15.4 million for 2006, 2005 and 2004, respectively, which is included in selling, general, and administrative expense in the Consolidated and Combined Statements of Earnings. The year ended 2006 included stock compensation expense of $24.5 million relating to the FIS performance based options granted on March 9, 2005 for which the performance and market based criteria for vesting were met during the period and a $6.1 million charge relating to the acceleration of option vesting in connection with the FNF Merger. There was no material impact of adopting SFAS No. 123R as all options issued to the Company’s employees under FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS 123 or SFAS 123R.

The following table illustrates the effect on net earnings for the year ended December 31, 2005, and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards held by FIS employees, including those that were issued prior to the adoption of SFAS 123 (in thousands):

	2005	2004

Net earnings, as reported	$196,550	$189,416
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	12,589	9,569
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(12,995)	(10,206)

Pro forma net earnings	$196,144	$188,779

Earnings per share:
Basic — as reported and pro forma	$1.54	$1.48

Diluted — as reported and pro forma	$1.53	$1.48

(q)	Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statements of Stockholders’ Equity and are excluded from net earnings. Realized gains or losses resulting from other foreign currency transactions are included in other income (expense) and are insignificant for the years ended December 31, 2006, 2005, and 2004.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of our check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. Once these factors are considered, the Company establishes a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable and accrued claims recoverable balances of $30.0 million and $39.4 million at December 31, 2006 related to these estimations. In addition, the Company recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $102.9 million for the year ended December 31, 2006. The amounts paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $107.9 million for the year ended December 31, 2006. As the check guarantee business was acquired as part of the Certegy Merger (see Note 5), there are no amounts related to this activity in the years ended December 31, 2005 and 2004.

(s)	Net Earnings per Share

The basic weighted average shares and common stock equivalents for the year ended December 31, 2006 only include the shares and options that were previously outstanding at Certegy from February 1, 2006 through December 31, 2006. If these shares and options had been outstanding for the entire twelve months of 2006, basic weighted average shares outstanding would have been approximately 191.3 million, common stock equivalents would have been 3.3 million and weighted average shares on a diluted basis would have been 194.6 million.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005	2004

Net earnings	$259,087	$196,550	$189,416
Weighted average shares outstanding — basic	185,926	127,920	127,920
Plus: Common stock equivalent shares assumed from conversion of options	3,270	434	—

Weighted average shares outstanding — diluted	189,196	128,354	127,920

Basic net earnings per share	$1.39	$1.54	$1.48

Diluted net earnings per share	$1.37	$1.53	$1.48

(t)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 are effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. Adoption of this standard resulted in the Company recording a $6.9 million pre-tax adjustment to other long-term liabilities and other comprehensive income.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Adoption of this standard had no effect on the Company’s statements of financial position and operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation outlines recognition thresholds and measurement attributes to determine the amount, if any, of a tax benefit to be recognized in an enterprise’s financial statements. The Interpretation also provides guidance on subsequent recognition, de-recognition, measurement, recognition of interest and penalties, classification and disclosure. The company has reviewed FIN 48 and has determined that its implementation will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which requires that compensation cost relating to share-based payments be recognized in the financial statements. During 2003, FIS adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. FIS had elected to use the prospective method of transition, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. Since SFAS No. 123 was adopted in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is not significant as all options accounted for under other methods were fully vested as of December 31, 2005.

(u)	Certain Reclassifications

Certain reclassifications have been made in the 2005 and 2004 Consolidated Financial Statements to conform to the classifications used in 2006.

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

Concurrently, FIS sold a 25 percent equity interest to an investment group led by Thomas H. Lee Partners (THL) and Texas Pacific Group (TPG). The Company issued a total of 32 million shares of common stock of FIS (as converted for the Certegy Merger) to the investment group for a total purchase price of $500 million. A new Board of Directors was created at FIS, with William P. Foley, II, then current Chairman and Chief Executive Officer of FNF, serving as Chairman and Chief Executive Officer of FIS. FNF appointed four additional members to the FIS Board of Directors, while each of THL and TPG appointed two directors. On February 1, 2006 the Company completed its Certegy Merger and further changes were made to the Board of Directors and Lee Kennedy was appointed President and CEO of FIS (note 5). The following steps were undertaken to consummate the recapitalization plan and equity interest sale. On March 8, 2005, the Company declared and paid a $2.7 billion dividend to FNF in the form of a note. On March 9, 2005, the Company borrowed $2.8 billion under its new senior credit facilities and then paid FNF $2.7 billion, plus interest in repayment of the note. The equity interest sale was then closed through the payment of $500 million from the investment group led by THL and TPG to the Company. The Company then repaid approximately $410 million outstanding under its November 8, 2004 credit facility. Finally, the Company paid all expenses related to the transactions. These expenses totaled $79.2 million, consisting of $33.5 million in financing fees and $45.7 million in fees relating to the equity interest sale, including placement fees payable to the investors.

(5)  Acquisitions

The results of operations and financial position of the entities acquired during the years ended December 31, 2006, 2005, and 2004 are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. The acquisitions prior to 2006 were made by the Company or FNF and then contributed to FIS by FNF. The acquisitions made by FNF and contributed to FIS are included in the related Consolidated and Combined Financial Statements as capital contributions. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on third party valuations with any excess cost over fair value being allocated to goodwill.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Certegy

On September 14, 2005, the Company entered into a definitive merger agreement with Certegy under which the Company and Certegy combined operations to form a single publicly traded company called Fidelity National Information Services, Inc. (NYSE:FIS). Certegy was a payment processing company headquartered in St. Petersburg, Florida. On January 26, 2006, Certegy’s shareholders approved the Certegy Merger which was subsequently consummated on February 1, 2006.

Under the terms of the Certegy Merger agreement, the Company was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all of the Company’s outstanding stock was converted into Certegy common stock. As a result of the Certegy Merger:

•	The Company’s pre-merger shareholders owned approximately 67.4% of the Company’s outstanding common stock immediately after the Certegy Merger, while Certegy’s pre-merger shareholders owned approximately 32.6%;

•	Immediately after the Certegy Merger, FNF and its subsidiaries owned approximately 51.0% of the Company’s outstanding common stock; and

•	The Company’s board of directors was reconstituted so that a majority of the board consisted of directors designated by the Company’s shareholders.

In connection with the Certegy Merger, Certegy amended its articles of incorporation to increase the number of authorized shares of capital stock from 400 million shares to 800 million shares, with 600 million shares being designated as common stock and 200 million shares being designated as preferred stock. Additionally, Certegy amended its stock incentive plan to increase the total number of shares of common stock available for issuance under the current stock incentive plan by an additional 6 million shares, and to increase the limits on the number of options, restricted shares, and other awards that may be granted to any individual in any calendar year. These changes were approved by Certegy’s shareholders on January 26, 2006.

As part of the Certegy Merger transaction, Certegy declared a $3.75 per share special cash dividend that was paid to Certegy’s pre-merger shareholders. This dividend, totaling $236.6 million, was paid by Certegy at the consummation of the Certegy Merger.

Generally accepted accounting principles in the U.S. require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. The Company has been designated as the accounting acquirer because immediately after the Certegy Merger its shareholders held more than 50% of the common stock of the Company. As a result, the Certegy Merger has been accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, the Company is considered the acquiring entity and Certegy is considered the acquired entity for financial reporting purposes. The financial statements of the combined company after the Certegy Merger reflect the Company’s financial results on a historical basis and include the results of operations of Certegy from February 1, 2006.

The purchase price was based on the number of outstanding shares of common stock of Certegy on February 1, 2006, the date of consummation of the Certegy Merger, valued at $33.38 per share (which was the average of the trading price of Certegy common stock two days before and two days after the announcement of the Certegy Merger on September 15, 2005 of $37.13, less the $3.75 per share special dividend declared prior to closing). The purchase price also included the estimated fair value of Certegy’s stock options and restricted stock units outstanding at the transaction date.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

The allocation of the purchase price to intangible assets, including computer software, is based on studies and valuations that were finalized as of September 30, 2006. As a result, during the quarter ended September 30, 2006, the Company has adjusted its initial purchase accounting to reflect revalued customer contracts, computer software, deferred income taxes and assumed liabilities which resulted in a net adjustment to goodwill of $56.9 million.

The following table summarizes the liabilities assumed in the Certegy Merger (in millions):

Notes payable and capital lease obligations	$222.8
Deferred income taxes	224.4
Dividends payable	236.6
Dividend bridge loan	239.0
Liabilities associated with pension, SERP, and postretirement benefit plans	32.6
Estimated severance payments to certain Certegy employees	10.0
Estimated employee relocation and facility closure costs	9.5
Other merger related	28.5
Other operating liabilities	379.1

$1,382.5

In connection with the Certegy Merger, the Company announced that it will terminate and settle the Certegy U.S. Retirement Income Plan (pension plan). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The final settlement will not occur until after an IRS determination has been obtained, which is expected to be received in 2007. In addition to the pension plan obligation, the Company assumed liabilities for Certegy’s Supplemental Executive Retirement Plan (“SERP”) and Postretirement Benefit Plan. The total liability

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

recorded as part of the purchase price allocation related to all three plans, net of the fair value of plan related assets, was $32.6 million.

The Company has evaluated the various lease agreements, vendor arrangements, and customer contracts of Certegy. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company.

Also, the Certegy Merger triggered the performance criteria relating to FIS’s performance stock option grant made in March 2005 and these awards vested when the trading value of the Company’s stock remained above $31.27 for 45 consecutive trading days following the Certegy Merger. As a result, the Company recorded a charge of $24.1 million in the first quarter of 2006 and recorded an additional $0.4 million in the second quarter of 2006 relating to these options that became fully vested on April 7, 2006.

Significant 2005 acquisitions:

Kordoba

On September 30, 2005, the Company completed a step acquisition and acquired the remaining 25.1% of KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, or Kordoba, a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG (Siemens). The original purchase of 74.9% was completed September 30, 2004. The total acquisition price was $163.2 million in cash (which includes $39.7 million for the subsequent purchase of the 25.1% minority interest). The Company recorded the Kordoba acquisition based on its proportional share of the fair value of the assets acquired and liabilities assumed on the respective purchase dates.

The assets acquired and liabilities assumed in the Kordoba acquisition (including the 25.1% minority interest acquisition) were as follows (in thousands):

Tangible assets	$122,938
Computer software	34,039
Intangible assets	35,372
Goodwill	105,664
Liabilities assumed	(134,767)

Total purchase price	$163,246

Selected unaudited pro forma combined results of operations for the year ended December 31, 2006 and 2005, assuming the Certegy Merger and the Kordoba minority interest acquisition had occurred as of January 1, 2005, and using actual general and administrative expenses prior to the acquisition are set forth below (in thousands):

	Year Ended December 31,
	2006	2005

Total revenue	$4,225,517	$3,883,226
Net earnings	$212,856	$249,448
Pro forma earnings per share — basic	$1.11	$1.31
Pro forma earnings per share — diluted	$1.09	$1.30

The December 31, 2006 pro forma results include pretax merger related costs recorded in January 2006 by Certegy of $79.7 million and a pretax charge of $24.5 million related to FIS performance-based stock compensation.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Significant 2004 acquisitions:

Aurum Technology, Inc.

On March 11, 2004, FNF acquired Aurum Technology, Inc. (Aurum) for $306.4 million, comprised of $185.0 million in cash and FNF common stock valued at $121.4 million. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets. The assets acquired and liabilities assumed in the Aurum acquisition were as follows (in thousands):

Tangible assets	$39,373
Computer software	24,928
Intangible assets	44,803
Goodwill	255,399
Liabilities assumed	(58,134)

Total purchase price	$306,369

Sanchez Computer Associates, Inc.

On April 14, 2004, FNF acquired Sanchez Computer Associates, Inc. (Sanchez) for $183.7 million, comprised of $88.1 million in cash and FNF common stock valued at $88.1 million with the remaining purchase price of $7.5 million relating to the issuance of FNF stock options for vested Sanchez stock options. Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in several countries. Sanchez’ primary application offering is Sanchez Profiletm, a real-time, multi-currency, strategic core banking deposit and loan processing system that can be utilized on both an outsourced and in-house basis.

The assets acquired and liabilities assumed in the Sanchez acquisition were as follows (in thousands):

Tangible assets	$28,662
Computer software	29,331
Intangible assets	19,638
Goodwill	127,630
Liabilities assumed	(21,591)

Total purchase price	$183,670

InterCept, Inc.

On November 8, 2004, the Company acquired all of the outstanding stock of InterCept, Inc. (InterCept) for $18.90 per share. The total purchase price was approximately $419.4 million which included $407.3 million of cash with the remaining purchase price relating to the issuance of FNF options for vested InterCept options. InterCept provides both outsourced and in-house, fully integrated core-banking solutions for community banks, including loan and deposit processing and general ledger and financial accounting operations. InterCept also operates significant item processing and check imaging operations, providing imaging for customer statements, clearing and settlement, reconciliation and automated exception processing in both outsourced and in-house relationships for customers.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The assets acquired and liabilities assumed in the InterCept acquisition were as follows (in thousands):

Tangible assets	$70,833
Computer software	12,700
Intangible assets	125,795
Goodwill	267,079
Liabilities assumed	(57,048)

Total purchase price	$419,359

Other acquisitions:

The following transactions with acquisition prices between $10 million and $100 million were acquired by the Company, or by FNF and subsequently contributed to the Company, during the period from January 1, 2004 through December 31, 2006:

Name of Company Acquired	Date Acquired	Purchase Price

Fast Funds	February 1, 2006	$14.0 million
Proservvi Empreendimentos e Servicos Ltda.	July 17, 2006	$16.2 million
Watterson Prime, LLC	November 2, 2006	$10.4 million
Hansen Quality Loan Services, LLC(i)	February 27, 2004	$34.0 million
Bankware	April 7, 2004	$55.7 million
Geotrac, Inc.	July 2, 2004	$40.0 million
ClearPar LLC	December 13, 2004	$33.1 million

(i)	Represents purchase by FNF of the remaining 45% interest not already owned by the Company.

Consolidated joint venture:

Banco Bradesco S.A. and Banco ABN AMRO Real

On March 28, 2006, the Company signed a definitive agreement to form a venture with Banco Bradesco S.A. and Banco ABN AMRO Real to provide comprehensive, fully outsourced credit and prepaid card processing services to Brazilian card issuers. This venture will position the Company as the leading third-party card processor in Brazil. The Company will make investments of approximately $109 million through 2008, including $42 million in 2006, and will transfer ownership of its existing Brazilian card operation to the new venture. This venture is consolidated into the Company’s financial statements based on the Company’s controlling interest in the venture.

(6)  Investment in Covansys Corporation

On September 15, 2004, FNF acquired 11 million shares of common stock and warrants to purchase 4 million additional shares of Covansys Corporation (Covansys), a publicly traded U.S. based provider of application management and offshore outsourcing services with India based operations for $121.0 million in cash. FNF subsequently contributed the common stock and warrants to the Company which resulted in the Company owning approximately 29% of the common stock of Covansys. The Company accounts for the investment in common stock using the equity method of accounting and, until March 24, 2005, accounted for the warrants under SFAS No. 133. Under SFAS No. 133, the warrants were considered derivative instruments and were recorded at a fair value of approximately $23.5 million on the date of acquisition. On March 25, 2005, the terms of the warrants were amended to add a mandatory holding period subsequent to exercise of the warrants and eliminate a cashless exercise option available to the Company. Following these amendments, the accounting for the warrants is now governed by the

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and changes in the fair value of the warrants are recorded through equity in other comprehensive earnings. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $5.8 million, $5.0 million and $2.0 million, respectively in equity earnings (net of tax) from its investment in Covansys.

(7)  Property and Equipment

Property and equipment as of December 31, 2006 and December 31, 2005 consists of the following (in thousands):

	December 31,	December 31,
	2006	2005

Land	$20,735	$9,235
Buildings	110,999	90,031
Leasehold improvements	52,932	33,779
Computer equipment	320,365	212,790
Furniture, fixtures, and other equipment	102,458	61,435

	607,489	407,270
Accumulated depreciation and amortization	(261,690)	(186,845)

	$345,799	$220,425

Depreciation and amortization expense on property and equipment amounted to $97.7 million, $68.4 million and $58.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company, through the Certegy Merger (note 5), is the tenant of certain real property located in St. Petersburg, Florida (the “Florida Leased Property”) pursuant to the terms of a synthetic lease agreement entered into by Certegy on December 30, 1999 (the “Florida Lease”) with a variable interest entity (the “VIE”), as landlord. The term of the Florida Lease expires on September 17, 2009, but can be renewed through September 17, 2014. In accordance with certain provisions of FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), the value of the property, equipment and debt related to the VIE is included in the Company’s Consolidated Balance Sheet at the fair value on the date of acquisition. At December 31, 2006, the book value of the land, building and leasehold improvements related to the VIE which is included in the Consolidated Balance Sheet was $28.2 million, net of accumulated depreciation.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(8)  Goodwill

Changes in goodwill, net of purchase accounting adjustments, during the years ended December 31, 2006 and 2005 are summarized as follows (in thousands):

	Transaction	Lender
	Processing	Processing
	Services	Services	Total

Balance, December 31, 2004	$680,212	$1,077,545	$1,757,757
Goodwill acquired during 2005	26,220	3,736	29,956

Balance, December 31, 2005	706,432	1,081,281	1,787,713
Goodwill removed due to deconsolidation of FNRES	—	(20,339)	(20,339)
Goodwill acquired during 2006	1,969,956	210	1,970,166

Balance, December 31, 2006	$2,676,388	$1,061,152	$3,737,540

(9)  Intangible Assets

Intangible assets, as of December 31, 2006, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$1,217,603	$449,540	$768,063
Trademarks	241,915	—	241,915

	$1,459,518	$449,540	$1,009,978

Intangible assets, as of December 31, 2005, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$756,403	$292,731	$463,672
Trademarks	45,108	—	45,108

	$801,511	$292,731	$508,780

Amortization expense for intangible assets with definite lives was $175.6 million, $125.4 million and $104.9 million for the years ended December 31, 2006, 2005 and 2004 respectively. Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. Estimated amortization expense for the next five years is $151.1 million for 2007, $133.6 million for 2008, $114.2 million for 2009, $96.2 million for 2010, and $74.2 million for 2011.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(10)  Computer Software

Computer software as of December 31, 2006 and December 31, 2005 consists of the following (in thousands):

	December 31,	December 31,
	2006	2005

Software from business acquisitions	$461,535	$327,346
Capitalized software development costs	421,231	264,537
Purchased software	82,264	69,040

Computer software	965,030	660,923
Accumulated amortization	(324,215)	(208,930)

Computer software, net of accumulated amortization	$640,815	$451,993

Amortization expense for computer software was $130.2 million, $91.7 million and $69.9 million for the years ended December 31, 2006, 2005 and 2004 respectively.

(11)  Deferred Contract Costs

A summary of deferred contract costs as of December 31, 2006 and December 31, 2005 is as follows (in thousands):

	December 31,	December 31,
	2006	2005

Installations and conversions in progress	$74,280	$48,574
Installations and conversions completed, net	120,901	116,381
Other, net	38,815	18,308

Total deferred contract costs	$233,996	$183,263

Amortization of deferred contract costs was $30.1 million, $14.2 million and $5.4 million for the years ended December 31, 2006, 2005 and 2004 respectively.

(12)  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2006 and December 31, 2005 consist of the following (in thousands):

	December 31,	December 31,
	2006	2005

Salaries and incentives	$95,681	$96,492
Accrued benefits	25,264	24,346
Trade accounts payable	96,554	43,648
Other accrued liabilities	302,517	145,105

	$520,016	$309,591

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(13)  Long-Term Debt

Long-term debt as of December 31, 2006 and December 31, 2005 consists of the following (in thousands):

	December 31,	December 31,
	2006	2005

Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (7.10% at December 31, 2006), 0.25% quarterly principal amortization, repaid January 18, 2007	$1,730,000	$1,760,000
Term Loan A Facility, secured, interest payable at LIBOR plus 1.25% (6.60% at December 31, 2006), 0.25% quarterly principal amortization, repaid January 18, 2007	786,000	794,000
Unsecured notes, net of discount, interest payable semiannually at 4.75%, due September 2008	195,893	—
Revolving credit facility, secured, interest payable at LIBOR plus 1.25% (Eurodollar borrowings) or Prime plus 0.25% (Base Rate borrowings), (6.60% or 8.50%, respectively at December 31, 2006) unused portion of $240,080 at December 31, 2006, repaid January 18, 2007	159,920	—
Other promissory notes with various interest rates and maturities (at December 31, 2006 includes $89.9 million of non-recourse debt of FNF Capital)	137,688	10,128

	3,009,501	2,564,128
Less current portion	(61,661)	(33,673)

Long-term debt, excluding current portion	$2,947,840	$2,530,455

On March 9, 2005, the Company entered into a Credit Agreement with Bank of America, as Administrative Agent and other financial institutions (the “BOA Credit Agreement”). The BOA Credit Agreement provided for an $800 million six-year term facility (“Term A Loans”), a $2.0 billion eight-year term facility (“Term B Loans”) (collectively the “Term Loan Facilities”) and a $400 million revolving credit facility (the “Revolver”) maturing on the sixth anniversary of the closing date. The Term Loan Facilities were fully drawn on the closing date while the Revolver was undrawn on the closing date. The Company had provided an unconditional guarantee of the full and punctual payment of the obligations under the BOA Credit Agreement and related loan documents.

The BOA Credit Agreement contained affirmative, negative, and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments and capital expenditures, a minimum interest coverage ratio, and a maximum secured leverage ratio. The Company’s management believes that the Company was in compliance with all covenants related to the BOA Credit Agreements at December 31, 2006.

In connection with the new Credit Agreement disclosed below, the Company terminated the Bank of America Term Loan and Revolver on January 18, 2007 and repaid it in full before its final scheduled expiration date of March 9, 2013. The final payment was approximately $2.64 billion, including principal, interest and fees. The Company incurred no early termination penalties in terminating the BOA Credit Agreement.

On January 18, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaces the Bank of America Term Loan and Revolver as well as the $100 million Settlement Facility. The Credit Agreement, which is

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

unsecured, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “JPM Term Loan”) and a committed $900 million revolving credit facility (the “JPM Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The JPM Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement provides for an uncommitted incremental loan facility in the uncommitted maximum principal amount of $600 million, which will be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by the Company.

The JPM Term Loan was fully drawn on the closing date and a total of $557 million was borrowed under the JPM Revolving Loan on the closing date. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by substantially all of the domestic subsidiaries of the Company.

The Company may borrow, repay and re-borrow amounts under the JPM Revolving Loan from time to time until the maturity of the JPM Revolving Loan. The Company must make quarterly principal payments under the JPM Term Loan in scheduled installments of: (a) $13,125,000 per quarter from March 31, 2007 through December 31, 2008; (b) $26,250,000 per quarter from March 31, 2009 through December 31, 2009; and (c) $52,500,000 per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1,522,500,000 payable on the Maturity Date.

In addition to the scheduled principal payments, the JPM Term Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets. Voluntary prepayments of the Loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the JPM Revolving Loan are also permitted at any time without fee upon proper notice. The JPM Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.

The outstanding balance of the Loans bear interest at a floating rate, which is at Company’s option, either (a) the eurocurrency rate plus an applicable margin and mandatory cost or (b) a base rate plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio (total indebtedness to EBITDA of the Company and its consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, the Company has the ability to request the lenders to submit competitive bids for one or more advances under the JPM Revolving Loan (“Bid Rate Advances”).

The Credit Agreement provides procedures for lenders to submit bids for Bid Rate Advances and for the Company to accept or reject them. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. The Company’s management believes that the Company was in compliance with all covenants related to the Credit Agreement at December 31, 2006.

The foregoing does not constitute a complete summary of the terms of the Credit Agreement and reference is made to the complete text of the agreement, which was filed as Exhibit 10.1 to Form 8-K dated January 19, 2007.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Through the Certegy Merger, the Company has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15.

On April 11, 2005, FIS entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 5.4% through April 2008 on $350 million of the Term Loan Facilities (or its replacement debt) and at approximately 5.2% through April 2007 on an additional $350 million of the term loan. The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133. The estimated fair value of the cash flow hedges results in an asset to the Company of $4.9 million and $5.2 million, as of December 31, 2006 and December 31, 2005, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan Facilities. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

Principal maturities at December 31, 2006 (and at December 31, 2006 after giving effect to the debt refinancing completed on January 18, 2007) for the next five years and thereafter are as follows (in thousands):

	December 31,	January 18, 2007
	2006	Refinancing

2007	$61,661	$96,161
2008	257,541	282,041
2009	68,129	145,129
2010	33,586	215,586
2011	941,875	165,455
Thereafter	1,646,709	2,105,129

Total	$3,009,501	$3,009,501

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(14)  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 consists of the following (in thousands):

	2006	2005	2004

Current provision (benefit):
Federal	$112,237	$70,669	$105,682
State	21,389	12,973	17,656
Foreign	4,922	(9,114)	6,008

Total current provision	$138,548	$74,528	$129,346

Deferred provision (benefit):
Federal	$8,421	$22,827	$(11,242)
State	765	3,172	239
Foreign	2,416	15,558	—

Total deferred provision	11,602	41,557	(11,003)

Total provision for income taxes	$150,150	$116,085	$118,343

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows (in thousands):

	2006	2005	2004

United States	$379,307	$305,199	$309,030
Foreign	24,323	6,857	5,710

Total	$403,630	$312,056	$314,740

Total income tax expense for the years ended December 31 was allocated as follows (in thousands):

	2006	2005	2004

Tax expense per statements of earnings	$150,150	$116,085	$118,343

Unrealized gain (loss) on Covansys Warrants	6,457	(2,200)	—
Unrealized gain (loss) on interest rate swaps	(111)	2,000	—
Unrealized (loss) gain on other investments	—	—	100
Unrealized (loss) gain on foreign currency translation	(21)	—	—
Minimum pension liability adjustment	(2,757)	(920)	—

Total income tax expense (benefit) allocated to other comprehensive income	3,568	(1,120)	100
Tax benefit from exercise of stock options	(31,212)	—	—

Total income tax expense	$122,506	$114,965	$118,443

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	5.7	5.6	5.9
Federal benefit of state taxes	(2.1)	(2.1)	(2.1)
Change in valuation allowance	0.0	0.0	(0.9)
Other	(1.4)	(1.3)	(0.3)

Effective income tax rate	37.2%	37.2%	37.6%

The significant components of deferred income tax assets and liabilities at December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Deferred income tax assets:
Deferred revenue	$78,322	$88,272
Net operating loss carryforwards	42,085	44,083
Allowance for doubtful accounts	10,562	5,637
Employee benefit accruals	63,333	26,996
Accruals and Reserves	29,448	6,269
Foreign tax credit carryforwards	12,746	11,052
Other	6,661	7,359

Total gross deferred income tax assets	243,157	189,668
Less valuation allowance	(8,296)	(9,203)

Total deferred income tax assets	234,861	180,465

Deferred income tax liabilities:
Deferred contract costs	65,544	55,538
Amortization of goodwill and intangible assets	381,052	126,879
Depreciation	50,518	36,044
Investment	23,230	3,748
Other	2,382	5,604

Total deferred income tax liabilities	522,726	227,813

Net deferred income tax liability	$287,865	$47,348

Deferred income taxes have been classified in the Consolidated Balance Sheets as of December 31, 2006 and 2005 as follows (in thousands):

	2006	2005

Current assets	$108,398	$105,845
Noncurrent liabilities	396,263	153,193

Net deferred income tax liability	$287,865	$47,348

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset that management believes it is more likely than not that the Company will not be able to realize the benefits of such deferred income tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred income tax asset that is realizable.

At December 31, 2006 and December 31, 2005, the Company has federal net operating loss carryforwards of $45.6 million and $91.8 million, respectively which expire between 2019 and 2024. The Company also has foreign net operating losses in Canada, Brazil, Germany and the United Kingdom. The Company considers the need for a valuation allowance on a country-by-country basis taking into account the effects of local tax law. Management believes that there is sufficient evidence to support its conclusion not to record a valuation allowance for the net operating loss carryovers except for $15.5 million of Canadian net operating loss carryover which are not deemed realizable. The total Canadian net operating loss carryforwards as of December 31, 2006 are $20.5 million which will begin to expire in 2006 unless the Company is able to implement a tax planning strategy to utilize the net operating losses. As of December 31, 2006, the Company has a valuation allowance against $15.5 million of the Canadian net operating losses that Company’s management believes it is more likely than not that it will not realize any benefits. At December 31, 2006 and December 31, 2005, the company had foreign tax credit carryovers of $12.3 million and $11 million, respectively, which expire between 2010 and 2025. As of December 31, 2006, the Company has a valuation allowance against $2.3 million of foreign tax credits that the Company’s management believes it is more likely than not that it will not realize the benefit.

As of January 1, 2005, the Internal Revenue Service selected the Company to participate in the Compliance Assurance Program (CAP) which is a real-time audit for 2005 and future years. The Internal Revenue Service has completed its review for years 2002-2005 which resulted in an immaterial adjustment for tax year 2004 related to a temporary difference and no changes to any other tax year. Tax year 2006 is currently under audit by the IRS. Currently Management believes the ultimate resolution of the 2006 examination will not result in a material adverse effect to the Company’s financial position or results of operations.

The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. At December 31, 2006, the cumulative earnings on which United States taxes have not been provided for were $90 million. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the federal tax liability associated with the foreign dividend.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation outlines recognition thresholds and measurement attributes to determine the amount, if any, of a tax benefit to be recognized in an enterprise’s financial statements. The Interpretation also provides guidance on subsequent recognition, de-recognition, measurement, recognition of interest and penalties, classification and disclosure. The Company has reviewed FIN 48 and has determined that its implementation will not have a material impact on the Company’s financial statements.

(15)  Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

believes that no actions, other than the matters listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:

•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

The Company and certain of its employees, were named on March 6, 2006 as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”), a Chinese company that formerly acted as a sales agent for Alltel Information Services (“AIS”).

Grace originally filed a lawsuit in December 2004 in state court in Monterey County, California, alleging that the Company breached the sales agency agreement by failing to pay Grace commissions associated with sales contracts signed in 2001 and 2003. The 2001 contracts were never completed. The 2003 contracts, as to which Grace provided no assistance, were for a different project and were executed one and one-half years after Grace’s sales agency agreement was terminated. In addition to its breach of contract claim, Grace also alleged that the Company violated the Foreign Corrupt Practices Act (FCPA) in its dealings with a bank customer in China. The Company denied Grace’s allegations in this California lawsuit.

In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum, which decision Grace appealed on February 10, 2006. That appeal was subsequently dismissed voluntarily by Grace. On March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida seeking the recovery of over $50 million in damages arising from the same transaction, and added an additional allegation to its complaint that the Company violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. The Company intends to defend this case vigorously. On March 7, 2006, the Company filed its motion to dismiss this lawsuit, and on March 27, 2006, the Company filed an answer denying Grace’s underlying allegations and counterclaiming against Grace for tortious interference with contract and abuse of process. These motions have all been fully briefed and are pending before the Court. A pretrial management order has been entered providing for discovery, pretrial motion deadlines, and, if necessary, a trial in the later part of 2007.

The Company and its counsel have investigated these allegations and, based on the results of the investigations, do not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on the Company’s financial position, results of operations or cash flows. The Company is fully cooperating with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As a condition to the FNT Distribution, FNF received a ruling from the Internal Revenue Service and an opinion from a nationally recognized accounting firm, together to the effect that the FNT Distribution would be tax free for both FNF and the stockholders of FNF under Section 355 and related provisions of the Internal Revenue Code. The FNT Distribution would become taxable to FNF (and to the Company, its successor after the FNF merger) pursuant to Section 355(e) of the Internal Revenue Code if 50% or more of the shares of either FNF common stock (taking into account the Company’s common stock, as successor to FNF after the merger) or 50% or more of the FNT common stock were acquired, directly or indirectly, as part of a plan or series of related transactions that included the FNT Distribution. Because the FNF stockholders owned more than 50% of the Company’s common stock following the FNF Merger, the merger, standing alone, would not cause the distribution to be taxable to FNF under Section 355(e). However, if the Internal Revenue Service successfully asserted that acquisitions of FNF common stock or the Company’s common stock, either before or after the distribution, were part of a plan or series of related transactions that included the FNT Distribution, such determination likely would result in the recognition of gain by FNF under Section 355(e) taking into account that the merger resulted in an acquisition of approximately 49% of the stock of the Company pursuant to a plan that includes the FNT Distribution. Under tax disaffiliation agreements executed by the parties, FNT would generally be required to indemnify the Company (as successor to FNF after the merger) against tax-related losses to the Company that arise if the distribution were to become taxable under Section 355(e). However, the Company would be required to indemnify FNT if the Company had taken certain actions within its control that caused the FNT Distribution to be taxable. If Section 355(e) were to cause the FNT Distribution to be taxable to FNF and indemnifiable by FNT or the Company, the FNT Distribution would remain tax free to FNF’s stockholders, assuming the other requirements of Section 355 were otherwise satisfied.

Escrow Arrangements

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances, which amounted to $2.2 billion at December 31, 2006. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2006 related to these arrangements.

Leases

The Company leases certain of its property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2011, and thereafter in the aggregate, are as follows (in thousands):

2007	$50,687
2008	42,785
2009	33,609
2010	21,479
2011	10,616
Thereafter	16,543

Total	$175,719

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $16 million per year which renew on a short-term basis.

Rent expense incurred under all operating leases during the years ended December 31, 2006, 2005 and 2004 was $81.5 million, $61.1 million and $52.6 million, respectively.

Data Processing Services Agreements.  The Company, through the Certegy Merger (note 5), has agreements with IBM and Proceda, which expire between 2007 and 2017, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements is approximately $519.1 million as of December 31, 2006. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs. The Company is still in the process of evaluating certain of these agreements and, as part of the integration plans resulting from the Certegy Merger, has decided to terminate one of these plans and may ultimately terminate additional agreements. The Company must pay a termination charge for the agreement that has been cancelled and will have to pay additional charges in the event of further terminations.

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

Additionally, a February 1, 2006 amendment to the Florida Lease included a provision that would require the Company to purchase the Florida Leased Property at its original cost if, by May 1, 2006, the lender financing the Florida Lease had concluded either that: (i) the current value of the Florida Leased Property (as reflected on an appraisal being performed at the direction of the lender) was not sufficient for the original cost of the Florida Leased Property to constitute no more than 70% of the current value (but, instead of being required to purchase the Florida Leased Property, the Company would have the right to repay a sufficient portion of the lessor’s original cost to maintain such 70% limit); or (ii) environmental conditions existed in connection with the Florida Leased Property (other than to the extent previously disclosed by the Company to the lender) that could adversely affect the Florida Leased Property.

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

The Company also has a synthetic lease arrangement (the “Wisconsin Lease”) which is not included in the Company’s Consolidated Balance Sheet with respect to its facilities in Madison, Wisconsin (the “Wisconsin Leased Property”). In connection with the Certegy Merger, the term of the Wisconsin Lease was amended so that it was scheduled to expire on December 31, 2006. The term of the Wisconsin Lease has since been further amended to extend the expiration date to June 30, 2007. The original cost to the lessor of the Wisconsin Leased Property when Certegy entered into the Wisconsin Lease was approximately $10.1 million. Subject to the satisfaction of certain conditions, the Company has the option to acquire the Wisconsin Leased Property at its original cost, or to direct the sale of the Wisconsin Leased Property to a third party.

At the expiration of the term of the Wisconsin Lease, if the Wisconsin Leased Property has not been purchased by the Company or sold to a third party at the direction of the Company, the lessor may elect to sell the Wisconsin

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

(16)  Employee Benefit Plans

Stock Purchase Plan

Prior to the Certegy Merger (note 5), FIS employees participated in the Fidelity National Financial, Inc. Employee Stock Purchase Plan (ESPP). Subsequent to the Certegy Merger, the Company instituted its own plan with the same terms as the Fidelity National Financial, Inc. plan. Under the terms of both plans and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of FNF’s (prior to the FNF merger) or FIS’s (post FNF merger) common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees, based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded an expense of $13.1 million, $11.1 million, and $8.1 million, respectively, for the years ended December 31, 2006, 2005 and 2004 relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plan

The Company’s employees are covered by a qualified 401(k) plan. Prior to the Certegy Merger, this plan was sponsored by FNF. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded $19.0 million, $15.7 million and $12.7 million, respectively, for the years ended December 31, 2006, 2005 and 2004 relating to the participation of FIS employees in the 401(k) plan.

Stock Option Plans

In 2005, the Company adopted the FIS 2005 Stock Incentive Plan (the “Plan”). As of December 31, 2006 and 2005, there were 6,726,667 and 8,985,421 options outstanding under this plan, respectively, at a strike price of $15.63 per share (as adjusted for the .6396 exchange ratio in the Certegy transaction). These stock options were granted at the fair value of the Company’s stock on the grant date based on the price for which the Company sold 32 million shares (a 25% interest) to the financial sponsors in the recapitalization transaction on March 9, 2005. The Plan provides for the grant of stock options and restricted stock, representing up to 10,371,892 shares. The options granted thus far under this plan have a term of 10 years and vest over either a 4 or 5 year period (the “time-based options”) on a quarterly basis or based on specific performance criteria (the “performance-based options”). The time-based options vest with respect to 1/16 or 1/20 of the total number of shares subject to such time-based options on the last day of each fiscal quarter. The performance-based options vest for certain key employees in the event of a change in control or after an initial public offering solely if one of the following targets shall be met: (a) 50% of the total number of shares subject to such performance based options vest if the public trading value of a share of common stock equals at least $27.36 and (b) 100% of the total number of shares subject to such performance based options will vest if the public trading value of a share of common stock equals at least $31.27, provided the optionee’s service has not terminated prior to the applicable vesting date. For the remaining employees, vesting of the performance-based options occurs in the event of a change in control or an initial public offering and if the public trading value of common stock equals at least $31.27 provided the optionee’s service with FIS has not terminated prior to the applicable vesting date.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Through the Certegy Merger, the Company assumed the Certegy Inc. Stock Incentive Plan that provides for the issuance of qualified and non-qualified stock options to officers and other key employees at exercise prices not less than market on the date of grant. All options and awards outstanding prior to the Certegy Merger under the Certegy Plan were fully vested as of the Certegy Merger date. As part of the Certegy Merger, the Certegy shareholders approved amendments to the plan and approved an additional 6 million shares to be made available under the plan. During the period from February 1, 2006 through December 31, 2006, the Company has granted 4,693,000 options under this plan. There were 7,773,588 options outstanding under this plan at December 31, 2006.

On November 9, 2006, as part of the closing of the FNF Merger, the Company assumed certain options and restricted stock grants that the Company’s employees and directors held in FNF in certain FNF stock option plans. The Company assumed 2,731,770 options to replace approximately 4.9 million outstanding FNF options per the FNF Merger Agreement. The Company also assumed 0.1 million shares of restricted stock.

Certain FIS employees are participants in FNF’s stock-based compensation plans, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under these plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. There were no FNF options granted to FIS employees in the year ended December 31, 2006 and 2005. The Company recorded expense relating to FNF options of $3.8 million $15.4 million and $3.8 million in the years ended December 31, 2006, 2005 and 2004, respectively. All FNF options and restricted stock for which the Company now records expense were converted into FIS options and restricted stock in the FNF Merger noted above.

The following schedule summarizes the stock option activity for the years ended December 31, 2006 and 2005:

		Weighted
		Average
	Shares	Exercise Price

Balance, December 31, 2004	—	$—
Granted	8,998,213	15.63
Exercised	—	—
Cancelled	(12,792)	15.63

Balance, December 31, 2005	8,985,421	$15.63

Assumed in Certegy Merger	4,419,788	27.23
Assumed in the FNF Merger	2,731,770	25.72
Granted	4,693,000	39.75
Exercised	(3,511,075)	20.05
Cancelled	(241,283)	15.89

Balance, December 31, 2006	17,077,621	$26.02

The intrinsic value of options exercised during the year ended December 31, 2006 was $68.1 million. There were no options exercised during the year ended December 31, 2005.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2006:

Outstanding Options					Exercisable Options
		Weighted				Weighted
		Average	Weighted	Intrinsic		Average	Weighted	Intrinsic
	Number	Remaining	Average	Value at	Number	Remaining	Average	Value at
	of	Contractual	Exercise	December 31,	of	Contractual	Exercise	December 31,
Range of Exercise Price	Options	Life	Price	2006	Options	Life	Price	2006
				(In thousands)				(In thousands)

$ 3.11 - $18.22	7,655,832	7.53	$15.45	$188,671	5,209,303	7.27	$15.36	$128,841
$18.23 - $24.37	1,227,650	5.01	22.36	21,769	882,881	4.68	22.34	15,668
$24.38 - $29.74	1,431,716	4.70	28.34	16,820	1,223,440	4.51	28.20	14,548
$29.75 - $30.56	21,443	3.62	30.45	207	21,443	3.62	30.45	207
$30.57 - $31.94	1,002,381	6.21	31.62	8,490	718,050	5.24	31.87	5,903
$31.95 - $32.44	665,385	4.87	32.24	5,223	665,385	4.87	32.24	5,223
$32.45 - $35.25	9,294	5.71	34.02	57	9,294	5.71	34.02	57
$35.26 - $35.26	11,889	5.47	35.26	58	11,889	5.47	35.26	58
$35.27 - $39.48	2,186,606	6.49	39.08	2,217	92,538	5.18	38.71	128
$39.49 - $151.91	2,865,425	7.99	41.21	—	209,925	3.79	46.07	—

$ 3.11 - $151.91	17,077,621	6.87	$26.02	$243,512	9,044,148	6.19	$21.36	$170,633

The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective as of January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $50.1 million, $20.4 million and $15.4 million for 2006, 2005 and 2004, respectively, which is included in selling, general, and administrative expense in the Consolidated and Combined Statements of Earnings. The year ended 2006 included stock compensation expense of $24.5 million relating to the FIS performance based options granted on March 9, 2005 for which the performance and market based criteria for vesting were met during the period and a $6.1 million charge relating to the acceleration of option vesting per the FNF Merger Agreement. There was no material impact of adopting SFAS No. 123R as all options related to the Company’s employees from FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS 123 or SFAS 123R.

The fair value relating to the time-based options granted by the Company in 2005 was estimated using a Black-Scholes option-pricing model, while the fair value relating to the performance-based options was estimated using a Monte-Carlo option pricing model due to the vesting characteristics of those options, as discussed above. The following assumptions were used for the 4,798,747 time-based options granted in 2005; the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and weighted average expected life was 5 years. The fair value of each time-based option was $6.79. Since the Company was not publicly traded when these FIS options were issued, the Company relied on industry peer data to determine the volatility assumption and for the expected life assumption, the Company used an average of several methods, including FNF’s historical exercise history, peer firm data, publicly available industry data and the Safe Harbor approach as stated in the SEC Staff Accounting Bulletin 107. The following assumptions were used

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

for the valuation of the 4,199,466 performance-based options granted in 2005: the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and the objective time to exercise was 4.7 years with an objective in the money assumption of 2.95 years. It was also expected that the initial public offering assumption would occur within a 9 month period from grant date. The fair value of the performance-based options was calculated to be $5.85.

The fair value for FIS options granted in 2006 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during 2006 was 4.9%. A volatility factor for the expected market price of the common stock of 30% was used for options granted in 2006. The expected dividend yield used for 2006 was 0.5%. A weighted average expected life of 6.4 years was used for 2006. The weighted average fair value of each option granted during 2006 was $15.52.

At December 31, 2006, the total unrecognized compensation cost related to non-vested stock option grants is $86.1 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.9 years.

The Company intends to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. During 2006, the Company repurchased 4,261,200 shares at an average price of $37.60. On October 25, 2006, the Company’s Board of Directors approved a plan authorizing the repurchase of up to an additional $200 million worth of the Company’s common stock.

Defined Benefit Plans

Certegy Pension Plan

In connection with the Certegy Merger, the Company announced that it will terminate and settle the Certegy U.S. Retirement Income Plan (USRIP). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The final settlement will not occur until after an IRS determination has been obtained, which is expected to be received in 2007. In addition to the net pension plan obligation of $21.6 million, the Company assumed liabilities of $8.0 million for Certegy’s Supplemental Executive Retirement Plan (“SERP”) and $3.0 million for a Postretirement Benefit Plan.

A reconciliation of the changes in the fair value of plan assets of the USRIP for the period from February 1, 2006 through December 31, 2006 is as follows (in thousands):

2006

Fair value of plan assets at acquisition date	$57,369
Actual return on plan assets	8,200
Benefits paid	(797)

Fair value of plan assets at end of year	$64,772

Benefits paid in the above table include only those amounts paid directly from plan assets.

As of December 31, 2006 and for 2007 through the pay out of the pension liability, the assets are being invested in U.S. Treasury bonds due to the short duration until final payment.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the changes in the benefit obligations under the USRIP and SERP for the year ended December 31, 2006 is as follows (in thousands):

Retirement Plans
2006

Benefit obligations as of acquisition date	$87,142
Service cost	131
Interest cost	3,826
Actuarial loss	(3,130)
Benefits paid	(2,498)

Benefit obligations at end of year	$85,471

Accumulated benefit obligations at end of year	$84,509

The funded status of the plans at December 31, 2006 was a liability of $20.7 million. The Company recorded a pre-tax adjustment to other long-term liabilities and other comprehensive income of $6.9 million relating to the adoption of SFAS 158 relating to the USRIP and SERP.

The weighted-average assumptions used to determine benefit obligations at December 31, 2006 are as follows:

	Retirement Plans
	USRIP	SERP
	2006	2006

Discount rate	4.69%	5.45%
Rate of compensation increase	N/A	5.00%

Net periodic benefit cost for the plans includes the following components for the year ended December 31, 2006 (in thousands):

Retirement Plans
2006

Service cost	$131
Interest cost	3,423
Expected return on plan assets	(4,440)

Net periodic benefit cost	$886

The weighted-average assumptions used to determine periodic benefit cost for the year ended December 31, 2006 are as follows:

	USRIP	SERP
	2006	2006

Discount rate	4.75%	5.40%
Expected long-term return on plan assets	8.5%	N/A
Rate of compensation increase	N/A	5.00%

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Information about the expected future employer contributions and benefit payments for the USRIP and the SERP is as follows (in thousands):

Retirement
Plans

Benefit Payments:
2007 Payout of the USRIP	$78,332
2013 Payout of the SERP	$9,266

The Company expects to contribute approximately $14.0 million to the USRIP during 2007 in order to fully settle and liquidate all plan liabilities. The payout of the SERP plan is expected to be when its only participant retires which is assumed to be 2013.

Kordoba

In connection with the Kordoba acquisition, the Company assumed Kordoba’s unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to Kordoba’s employees upon retirement. On December 31, 2006, 2005 and 2004, the benefit obligation is as follows (in thousands):

Benefit obligation as of September 30, 2004	$15,171
Service costs	243
Interest costs	199
Actuarial adjustment and foreign currency loss, net	2,343

Benefit obligation as of December 31, 2004	17,956

Service costs	1,196
Interest costs	853
Benefit payments	(148)
Actuarial adjustment and foreign currency loss, net	3,805

Benefit obligation as of December 31, 2005	23,662

Service costs	2,188
Interest costs	1,070
Benefit payments	(136)
Actuarial adjustment and foreign currency loss, net	1,035

Benefit obligation as of December 31, 2006	$27,819

The accumulated benefit obligation at December 31, 2006, 2005 and 2004 was $26.7 million, $22.6 million and $17.1 million, respectively.

The total benefit costs for the years ended December 31, 2006, 2005 and 2004 for these plans were as follows (in thousands):

	2006	2005	2004

Service cost	$2,188	$1,196	$243
Interest cost	1,070	853	199

Total benefit costs	$3,258	$2,049	$442

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The assumptions used to determine benefit obligations at December 31, 2006, 2005 and 2004 and the periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Discount rate	4.50%	4.25%	5.25%
Salary projection rate	2.50%	2.25%	2.25%

Projected payments relating to these liabilities for the next five years ending December 31, 2011 and the period from 2012 to 2016 are as follows (in thousands):

2007	$487
2008	775
2009	746
2010	785
2011	945
2012 - 2016	7,145

(17)  Concentration of Risk

The Company generates a significant amount of revenue from large customers, however, no customers accounted for more than 10% of total revenue or total segment revenue in the years ended December 31, 2006, 2005 and 2004.

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

(18)  Segment Information

Upon completion of the Certegy Merger, the Company implemented a new organizational structure, which resulted in a new operating segment structure beginning with the reporting of first quarter 2006 results. Effective as of February 1, 2006, the Company’s operating segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. This structure reflects how the businesses are operated and managed. The primary components of the TPS segment, which includes Certegy’s Card and Check Services and the financial institution processing component of the former Financial Institution Software and Services segment of FIS, are Enterprise Solutions, Integrated Financial Solutions and International businesses. The primary components of the LPS segment are Mortgage Information Services businesses, which includes the mortgage lender processing component of the former Financial Institution Software and Services segment of FIS, and the former Lender Services, Default Management, and Information Services segments of FIS.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s segments is shown in the following tables.

As of and for the year ended December 31, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total

Processing and services revenues	$2,458,777	$1,678,606	$(4,781)	$4,132,602
Cost of revenues	1,914,148	1,015,419	—	2,929,567

Gross profit	544,629	663,187	(4,781)	1,203,035
Selling, general and administrative expenses	171,106	208,698	125,724	505,528
Research and development costs	70,879	34,701	—	105,580

Operating income	302,644	419,788	(130,505)	591,927

Depreciation and amortization	$283,354	$139,815	$10,381	$433,550

Total assets	$5,071,453	$1,858,348	$700,759	$7,630,560

Goodwill	$2,676,388	$1,061,152	$—	$3,737,540

As of and for year ended December 31, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total

Processing and services revenues	$1,208,430	$1,562,161	$(4,506)	$2,766,085
Cost of revenues	904,124	889,161	—	1,793,285

Gross profit	304,306	673,000	(4,506)	972,800
Selling, general and administrative expenses	94,889	234,655	93,079	422,623
Research and development costs	85,702	27,796	—	113,498

Operating income	123,715	410,549	(97,585)	436,679

Depreciation and amortization	$148,850	$144,593	$6,194	$299,637

Total assets	$1,899,522	$1,881,932	$407,567	$4,189,021

Goodwill	$706,432	$1,081,281	$—	$1,787,713

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES AND AFFILIATES
CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s segments is shown in the following tables.

As of and for the year ended December 31, 2004 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total

Processing and services revenues	$892,033	$1,445,008	$(5,514)	$2,331,527
Cost of revenues	667,078	858,186	(90)	1,525,174

Gross profit	224,955	586,822	(5,424)	806,353
Selling, general and administrative expenses	99,581	261,045	71,684	432,310
Research and development costs	54,038	20,176	—	74,214

Operating income	71,336	305,601	(77,108)	299,829

Depreciation and amortization	$96,879	$138,392	$3,129	$238,400

Total assets	$1,722,118	$1,929,180	$351,558	$4,002,856

Goodwill	$680,212	$1,077,545	$—	$1,757,757

Transaction Processing Services

The Transaction Processing Services segment focuses on filling the processing needs of large financial institutions, commercial lenders, independent community banks, credit unions and retailers. The primary applications are software applications that function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software which banks use to maintain the primary records of their customer accounts. This segment also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the segment’s financial institution customers and their clients. In addition, this segment includes credit card, debit card, and other transaction processing and check risk management services. Included in this segment were $450.0 million, $184.3 million and $132.8 million in sales to non-U.S. based customers in the years ended December 31, 2006, 2005 and 2004, respectively. Also included in this segment are net assets, excluding Goodwill and Other Intangible assets, located outside of the United States totaling $296.5 million at December 31, 2006. As of December 31, 2005 and 2004, the amount of net assets located outside of the United States was immaterial. These assets are predominately located in Germany and South America.

Lender Processing Services

The Lender Processing Services segment provides a comprehensive range of products and services related to the mortgage life cycle. The primary applications include core mortgage processing which banks use to process and service mortgage loans as well as other products and services including origination, title agency, data gathering, risk management, servicing, default management and property disposition services to lenders and other real estate professionals.

Corporate and Other

The Corporate and Other segment consists of the corporate overhead costs that are not allocated to any operating segments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15 (e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to provide reasonable assurance that its disclosure controls and procedures will timely alert them to material information required to be included in the Company’s periodic SEC reports.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting, and the effectiveness of our internal control over financial reporting, as of December 31, 2006 have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information.

None.

PART III

Items 10-14.

Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the matters required by these items.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes to the statements.

(2) Exhibits:

The following is a complete list of exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

Exhibit
No.		Description

2.1		Agreement and Plan of Merger among Certegy Inc., C Co. Merger Sub, LLC and Fidelity National Information Services, Inc. (‘FIS‘) dated as of September 14, 2005, previously filed as Exhibit 2.1 on Form 8-K filed September 15, 2005 (SEC File No. 001-16427) and incorporated by reference.
2.2		Amended and Restated Agreement and Plan of Merger, dated as of June 25, 2006, as amended and restated as of September 18, 2006, by and between Fidelity National Financial, Inc. and FIS (incorporated by reference to Exhibit 2.1 to Registrant’s Amendment No. 1 to Form S-4 filed on September 19, 2006).
3.1		Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc., previously filed as Exhibit 3.1 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
3.2		Amended and Restated Bylaws of Fidelity National Information Services, Inc., previously filed as Exhibit 3.2 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
4.1		Indenture, dated September 10, 2003, between Certegy Inc. and SunTrust Bank, as Trustee, previously filed as Exhibit 4.1 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156) and incorporated by reference.
4.2		Registration Rights Agreement, dated February 1, 2006, among Fidelity National Information Services, Inc. and the securityholders named therein, previously filed as Exhibit 99.1 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
4.3		Form of 4.75% Note due in 2008 included in Exhibit 4.1 on Form S-4 filed September 26, 2003 (SEC File No. 333-109156)and incorporated by reference.
4.4		Form of certificate representing Fidelity National Information Services, Inc. Common Stock, previously filed as Exhibit 4.3 on Form S-3 filed February 6, 2006 (SEC File No. 333-131593) and incorporated by reference.
10.1		Assignment and Assumption of Lease and Other Operative Documents, dated June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank, previously filed as Exhibit 10.3 on Form 10-Q filed August 14, 2001 (SEC File No.001-16427) and incorporated by reference.
10	.1(a)	Omnibus Amendment to Master Agreement, Lease, Loan Agreement and Definitions Appendix A (Florida) dated as of September 17, 2004, entered into among Certegy Inc., Prefco VI Limited Partnership, and SunTrust Bank, previously filed as Exhibit 10.3(a) on Form 10-Q filed November 9, 2004 (SEC File No. 001-16427) and incorporated by reference.
10.2		Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.1 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.3		Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan, previously filed as Exhibit 10.13 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.4		Grantor Trust Agreement, dated July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A., previously filed as Exhibit 10.15 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference.
10	.4(a)	Grantor Trust Agreement, as originally effective July 8, 2001, and amended and restated effective December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A., previously filed as Exhibit 10.15(a) on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.
10.5		Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.5 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.

Exhibit
No.	Description

10.6	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc., previously filed as Exhibit 99.6 on Form 8-K filed July 20, 2001 (SEC File No. 001-16427) and incorporated by reference.
10.7	Certegy Inc. Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.24 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.8	Certegy Inc. Deferred Compensation Plan, previously filed as Exhibit 10.25 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.9	Certegy 2002 Bonus Deferral Program Terms and Conditions, previously filed as Exhibit 10.29 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.10	Certegy Excess Liability Insurance Plan for the Registrant’s executive Officers, previously filed as Exhibit 10.30 on Form 10-K filed March 25, 2002 (SEC File No. 001-16427) and incorporated by reference. (1)
10.11	Certegy Inc. Deferred Compensation Plan, previously filed as Exhibit 10.32 on Form 10-K filed February 14, 2003 (SEC File No. 001-16427) and incorporated by reference. (1)
10.12	ICBA Bankcard, Inc. and Certegy Card Services, Inc. 2003 Renewal Service Agreement, previously filed as Exhibit 10.36 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.
10.13	2004 Restated CSCU Card Processing Service Agreement, previously filed as Exhibit 10.37 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference.
10.14	Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003, previously filed as Exhibit 10.38 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.15	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003, previously filed as Exhibit 10.39 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.16	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003, previously filed as Exhibit 10.40 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.17	Trust Agreement for the Certegy Inc. Deferred Compensation Plan between Certegy Inc. and SunTrust Bank dated March 4, 2003, previously filed as Exhibit 10.41 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.18	Master Agreement for Operations Support Services between Certegy Inc. and International Business Machines Corporation dated June 29, 2001, previously filed as Exhibit 10.42 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427)and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)
10.19	Master Agreement for Operations Support Services Transaction Document #03-01 (United States) between Certegy Inc. and International Business Machines Corporation dated March 5,2003, previously filed as Exhibit 10.43 on Form 10-K filed February 17, 2004 (SEC File No. 001-16427) and incorporated by reference. (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)
10.20	Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement dated June 18, 2004, previously filed as Exhibit 10.44 on Form 10-Q filed August 6, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.21	Certegy Inc. Restricted Stock Units Deferral Election Agreement for 2004, previously filed as Exhibit 10.45 on Form 10-Q filed August 6, 2004 (SEC File No. 001-16427) and incorporated by reference. (1)
10.22	Form of Certegy Inc. Annual Incentive Plan, previously filed as Exhibit 10.46 on Form 8-K filed February 10, 2005 (SEC File No. 001-16427) and incorporated by reference. (1)
10.23	Form of Certegy Inc. Stock Incentive Plan Non-Qualified Stock Option Award Agreement. Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated by reference. (1)

Exhibit
No.	Description

10.24	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement. Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated by reference. (1)
10.25	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Award Agreement. Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated by reference. (1)
10.26	Credit Agreement, dated as of March 9, 2005, among Fidelity National Information Solutions, Inc., Fidelity National Tax Service, Inc., Fidelity National Information Services, Inc., and various financial institutions (the ’FIS Credit Agreement’) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Fidelity National Financial, Inc., filed March 15, 2005)
10.27	Amendment No. 1 and Addendum, dated as of September 26, 2005 and effective as of February 1, 2006, to the FIS Credit Agreement Filed as Exhibit 99.5 to the Registrant’s Form 8-K filed February 6, 2006 and incorporated by reference.
10.28	Joinder Agreement, dated as of February 1, 2006, by and between Fidelity National Information Services, Inc. and Bank of America, N.A., under the FIS Credit Agreement filed as Exhibit 99.6 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference.
10.29	Credit Agreement, dated as of January 18, 2007, by and among Fidelity National Information Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., Bank of America, N.A., and other financial institutions party thereto filed as Exhibit 10.1 to Form 8-K filed January 19, 2007 (SEC File No. 001-16427) and incorporated by reference.
10.30	Fidelity National Information Services, Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.84 to the Annual Report on Form 10-K of Fidelity National Financial, Inc. filed March 16, 2005. (1)
10.31	Form of Option Agreement between Fidelity National Information Services, Inc. and Lee Kennedy filed as Exhibit 99.10 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference. (1)
10.32	Form of Option Agreement between Fidelity National Information Services, Inc. and Jeffrey S. Carbiener filed as Exhibit 99.11 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference. (1)
10.33	Amended and Restated Certegy Inc. Stock Incentive Plan, filed as Exhibit 2.1 to Form S-4 filed September 19, 2006 (SEC File No. 333-135845) and incorporated by reference. (1)
10.34	Form of Amendment to Change in Control Letter Agreements filed as Exhibit 99.36 on Form 8-K filed February 6, 2006 (SEC File No. 001-16427) and incorporated by reference. (1)
10.35	Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229. (1)
10.36	Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111. (1)
10.37	Fidelity National Financial, Inc. Second Amended and Restated 1998 Stock Incentive Plan, approved by FNF’s stockholders on December 16, 2004 and incorporated by reference from FNF’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004.
10.38	Fidelity National Financial, Inc. Second Amended and Restated 2001 Stock Incentive Plan, approved by FNF’s stockholders on December 16, 2004 and incorporated by reference from FNF’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004.
10.39	Fidelity National Information Solutions 2001 Stock Incentive Plan, Vista Information Solutions, Inc., 1999 Stock Option Plan, Micro General Corporation 1999 Stock Incentive Plan and Micro General Corporation 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 333-109415. (1)
10.40	Vista Environmental Information, Inc. 1993 Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-09417. (1)
10.41	DataMap, Inc. 1995 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 333-09471. (1)

Exhibit
No.	Description

10.42	Form of Option Agreement under the FNIS 2005 Plan, incorporated by reference to FNF’s Current Report on Form 8-K dated March 21, 2005. (1)
10.43	Sanchez Computer Associates, Inc. Amended and Restated 1995 Equity Compensation Plan, incorporated by reference from Form S-8 Registration No. 333-114482. (1)
10.44	InterCept Group Inc. Amended and Restated 1996 Stock Option Plan and InterCept, Inc. 2002 Stock Option Plan, incorporated by reference from Form S-8 Registration No. 333-120720. (1)
10.45	Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, approved by the stockholders of FNF on December 16, 2004 and incorporated by reference from FNF’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004. (1)
10.46	Form of Option Grant agreement under 2004 Omnibus Incentive Plan, incorporated by reference from Current Report on Form 8-K, dated August 25, 2005.
10.47	Employment Agreement dated as of September 14, 2005 by and between Certegy Inc. and Lee A. Kennedy, previously filed as Exhibit 10.2 to Form 8-K filed September 16, 2005 (SEC File No. 0001-16427) and incorporated by reference. (1)
10.48	Employment Agreement dated as of September 14, 2005 by and between Certegy Inc. and Jeffrey S. Carbiener, previously filed as Exhibit 10.2 to Form 8-K filed September 16, 2005 (SEC File No. 0001-16427) and incorporated by reference. (1)
10.49	FIS Employee Stock Purchase Plan, incorporated by reference to Registrant’s Amendment No. 1 to Form S-4 filed on September 19, 2006. (1)
10.50	FIS Annual Incentive Plan (incorporated by reference to Exhibit 2.1 to Registrant’s Amendment No. 1 to Form S-4 filed on September 19, 2006).
10.51	Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among FNF, FNT and FIS (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed October 27, 2006).
10.52	Cross Indemnity Agreement, dated as of October 23, 2006, by and between FNT and FIS (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed October 27, 2006).
10.53	Employment Agreement effective as of October 24, 2006 between FIS and William P. Foley, II. (1)
10.54	Employment Agreement effective as of October 24, 2006 between FIS and Alan L. Stinson. (1)
10.55	Employment Agreement effective as of October 24, 2006 between FIS and Brent B. Bickett. (1)
10.56	Form of Fidelity National Information Services (f/k/a Certegy Inc.) Stock Incentive Plan Non-Qualified Option Award Agreement. (1)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007	Fidelity National Information Services, Inc.

	By:	/s/ Lee A. Kennedy

Lee A. Kennedy President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2007	By:	/s/ William P. Foley, II

William P. Foley, II, Chairman of the Board

Date: March 1, 2007	By:	/s/ Lee A. Kennedy

Lee A. Kennedy President and Chief Executive Officer; Director (Principal Executive Officer)

Date: March 1, 2007	By:	/s/ Jeffrey S. Carbiener

Jeffrey S. Carbiener Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 1, 2007	By:	/s/ Thomas M. Hagerty

Thomas M. Hagerty, Director

Date: March 1, 2007	By:	/s/ MArshall Haines

Marshall Haines, Director

Date: March 1, 2007	By:	/s/ Keith W. Hughes

Keith W. Hughes, Director

Date: March 1, 2007	By:	/s/ David K. Hunt

David K. Hunt, Director

Date: March 1, 2007	By:	/s/ Daniel D. Lane

Daniel D. Lane, Director

Date: March 1, 2007	By:	/s/ James K. Hunt

James K. Hunt, Director

Date: March 1, 2007	By:	/s/ Robert M. Clements

Robert M. Clements, Director

Date: March 1, 2007	By:	/s/ Richard N. Massey

Richard N. Massey, Director

Date: March 1, 2007	By:	/s/ Cary H. Thompson

Cary H. Thompson, Director

FIDELITY NATIONAL INFORMATION SERVICES, INC.

FORM 10-K

INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit
No.	Description

10.53	Employment Agreement effective as of October 24, 2006 between FIS and William P. Foley, II. (1)
10.54	Employment Agreement effective as of October 24, 2006 between FIS and Alan L. Stinson. (1)
10.55	Employment Agreement effective as of October 24, 2006 between FIS and Brent B. Bickett. (1)
10.56	Form of Fidelity National Information Services (f/k/a Certegy Inc.) Stock Incentive Plan Non-Qualified Option Award Agreement. (1)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.