Form 10-Q
period 2007-03-31
Fidelity National Information Services, Inc.
filed 2007-05-08
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of March 31, 2007, 192,460,824 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2007

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$222,004	$211,753
Trade receivables, net of allowance for doubtful accounts of $34.0 million and $31.5 million, respectively, at March 31, 2007 and December 31, 2006	688,456	623,065
Other receivables	156,389	159,584
Settlement deposits	29,131	25,488
Settlement receivables	21,703	18,442
Receivable from related party	31,323	5,208
Prepaid expenses and other current assets	142,932	148,601
Deferred income taxes	81,237	108,398

Total current assets	1,373,175	1,300,539

Property and equipment, net of accumulated depreciation and amortization of $264.6 million and $261.7 million, respectively, at March 31, 2007 and December 31, 2006	348,149	345,799
Goodwill	3,746,347	3,737,540
Intangible assets, net of accumulated amortization of $489.5 million and $449.5 million, respectively, at March 31, 2007 and December 31, 2006	977,726	1,009,978
Computer software, net of accumulated amortization of $353.7 million and $324.2 million, respectively, at March 31, 2007 and December 31, 2006	654,562	640,815
Deferred contract costs	234,821	233,996
Investment in unconsolidated entities	197,907	195,739
Long term lease receivables	58,826	52,702
Other noncurrent assets	96,954	113,452

Total assets	$7,688,467	$7,630,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$464,983	$520,016
Settlement payables	50,834	43,930
Current portion of long-term debt	97,557	61,661
Deferred revenues	257,194	254,908

Total current liabilities	870,568	880,515

Deferred revenues	103,842	104,479
Deferred income taxes	379,330	396,263
Long-term debt, including a note payable to FNF of $13.4 million and $13.9 million at March 31, 2007 and December 31, 2006, excluding current portion	2,931,723	2,947,840
Other long-term liabilities	143,245	145,749

Total liabilities	4,428,708	4,474,846

Minority interest	11,719	12,970

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock $0.01 par value; 600 million shares authorized, 197.4 million shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,974	1,974
Additional paid in capital	2,931,654	2,879,271
Retained earnings	426,843	376,961
Accumulated other comprehensive earnings	48,025	45,009
Treasury stock $0.01 par value; 5.0 million and 6.4 million shares at March 31, 2007 and December 31, 2006, respectively	(160,456)	(160,471)

Total stockholders’ equity	3,248,040	3,142,744

Total liabilities and stockholders’ equity	$7,688,467	$7,630,560

See accompanying notes to the consolidated financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share amounts)

	Three month periods ended
	March 31,
	2007	2006
	(Unaudited)
Processing and services revenues, including $41.2 million and $39.4 million of revenues from related parties for the three month periods ended March 31, 2007 and 2006, respectively	$1,124,066	$900,936
Cost of revenues, including expenses to related parties of $0.5 million and $0.7 million for the three month periods ended March 31, 2007 and 2006, respectively	813,316	622,337

Gross profit	310,750	278,599

Selling, general, and administrative expenses, including benefits from related parties of $(1.2) million and $(0.1) million for the three month periods ended March 31, 2007 and 2006, respectively	119,483	145,729
Research and development costs	27,109	28,060

Operating income	164,158	104,810

Other income (expense):
Interest income	689	1,891
Interest expense	(72,115)	(43,268)
Other income (expense), net	668	(2,110)

Total other expense	(70,758)	(43,487)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	93,400	61,323
Provision for income taxes	34,745	23,487

Earnings before equity in earnings of unconsolidated entities and minority interest	58,655	37,836
Equity in earnings of unconsolidated entities	936	1,833
Minority interest	(88)	(311)

Net earnings	$59,503	$39,358

Net earnings per share — basic	$0.31	$0.23

Weighted average shares outstanding — basic	191,898	169,989

Net earnings per share — diluted	$0.30	$0.23

Weighted average shares outstanding — diluted	195,807	172,987

See accompanying notes to the consolidated financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In thousands)

	Three month periods
	ended March 31,
	2007	2006
	(Unaudited)
Net earnings	$59,503	$39,358
Other comprehensive earnings (loss):
Unrealized gain on Covansys warrants (1)	278	7,517
Unrealized (loss) gain on interest rate swaps (2)	(1,142)	2,285
Unrealized gain on other investments	23	—
Unrealized gain on foreign currency translation	3,857	1,238

Other comprehensive earnings	3,016	11,040

Comprehensive earnings	$62,519	$50,398

(1)	Net of income tax expense of $0.1 million and $4.7 million for the three month periods ended March 31, 2007 and 2006, respectively.

(2)	Net of income tax benefit of $0.7 million and income tax expense of $1.4 million for the three month periods ended March 31, 2007 and 2006, respectively.

See accompanying notes to the consolidated financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		other			Total
	Common	Common	Paid in	Retained	comprehensive	Treasury	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	earnings (loss)	Shares	Stock	Equity
Balances, December 31, 2006	197,427	$1,974	$2,879,271	$376,961	$45,009	(6,436)	$(160,471)	$3,142,744
Net earnings	—	—	—	59,503	—	—	—	59,503
Dividends declared	—	—	—	(9,621)	—	—	—	(9,621)
Exercise of stock options	—	—	33,142	—	—	1,470	15	33,157
Tax benefit associated with exercise of stock options	—	—	10,752	—	—	—	—	10,752
Stock-based compensation	—	—	8,489	—	—	—	—	8,489
Unrealized loss on investments and derivatives, net	—	—	—	—	(841)	—	—	(841)
Unrealized gain on foreign currency translation	—	—	—	—	3,857	—	—	3,857

Balances, March 31, 2007	197,427	$1,974	$2,931,654	$426,843	$48,025	(4,966)	$(160,456)	$3,248,040

See accompanying notes to the consolidated financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three month periods ended
	March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net earnings	$59,503	$39,358
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110,612	96,795
Amortization of debt issuance costs	28,324	1,087
Stock-based compensation	8,489	27,958
Deferred income taxes	8,950	(6,240)
Equity in earnings of unconsolidated entities	(936)	(1,833)
Minority interest	88	311
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in trade receivables	(65,348)	(50,033)
Net (increase) decrease in prepaid expenses and other assets	(19,813)	98,811
Net increase in deferred contract costs	(8,095)	(39,962)
Net increase in deferred revenue	1,504	24,407
Net decrease in accounts payable, accrued liabilities, and other liabilities	(50,848)	(92,763)

Net cash provided by operating activities	72,430	97,896

Cash flows from investing activities:
Additions to property and equipment	(27,410)	(27,852)
Additions to capitalized software	(46,706)	(41,412)
Acquisitions, net of cash acquired	(21,196)	125,333

Net cash (used in) provided by investing activities	(95,312)	56,069

Cash flows from financing activities:
Borrowings	2,700,300	180,000
Debt service payments	(2,689,045)	(277,776)
Capitalized debt issuance costs	(12,573)	—
Dividends paid	(9,621)	(9,616)
Stock options exercised	33,157	26,834
Income tax benefit from exercise of stock options	10,752	4,263

Net cash provided by (used in) financing activities	32,970	(76,295)

Effect of foreign currency exchange rates on cash	163	533
Net increase in cash and cash equivalents	10,251	78,203
Cash and cash equivalents, beginning of period	211,753	133,152

Cash and cash equivalents, end of period	$222,004	$211,355

Cash paid for interest	$51,148	$47,937

Cash paid for taxes	$22,765	$11,789

See accompanying notes to the consolidated financial statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Unless stated otherwise or the context otherwise requires, all references in this Form 10-Q to the registrant, “us,” “we,” “our”, the “Company” or “FIS” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries; all references to “Certegy” are to Certegy Inc., and its subsidiaries, prior to the Certegy merger described below; all references to “Former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the merger; and all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of our shares through November 9, 2006: and all references to "FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of Fidelity National Information Services, Inc. and its subsidiaries prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     FIS is a leading provider of technology solutions, processing services, and information-based services to the financial services industry. On February 1, 2006, the Company completed a merger with Certegy (the “Certegy Merger”) (Note 5) which was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of Certegy. In form, Certegy was the legal acquirer in the Certegy Merger and the continuing registrant for SEC reporting purposes. However, due to the majority ownership in the combined entity held by FIS shareholders, FIS was designated the acquirer for accounting purposes and, effective on the Certegy Merger date, the historical financial statements of FIS became the historical financial statements of the continuing registrant for all periods prior to the Certegy Merger. The results of operations of Certegy are only included in these historical financial statements for periods subsequent to the Certegy Merger. Immediately after the Certegy Merger, the name of the SEC registrant was changed to Fidelity National Information Services, Inc.
     Shortly after consummating the Certegy Merger, the Company implemented a new organizational structure, which resulted in the formation of new operating segments beginning with the reporting of results for the first quarter of 2006 (Note 12). Effective as of February 1, 2006, the Company’s reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS.
•	Transaction Processing Services. This segment focuses on serving the processing and risk management needs of financial institutions and retailers. The primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. The Company also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between financial institution customers and their clients. The Company offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition the Company provides check guarantee and verification services to retailers.

•	Lender Processing Services. This segment offers core mortgage processing software, which banks use to process and service mortgage loans, as well as customized outsourced business processes and information solutions primarily to national lenders and loan servicers. These processes include centralized, customized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. This segment’s information solutions include property data and real estate-related services. Included in these services are appraisal and valuation services, property records information, real estate tax services, and borrower credit and flood zone information.

The Company also has a corporate segment that consists of the corporate overhead and other operations that are not included in the other segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(2) Combination with FNF
     On June 25, 2006, the Company entered into an agreement and plan of merger (the “FNF Merger Agreement”) with FNF (amended September 18, 2006) (the “FNF Merger”). The FNF Merger was one step in a plan that eliminated FNF’s holding company structure and majority ownership of FIS. In connection with this plan, FNF also entered into a securities exchange and distribution agreement (the “SEDA”) with its subsidiary Fidelity National Title Group, Inc. (“FNT”). Under the SEDA, FNF agreed that, prior to the merger, FNF would transfer substantially all its assets and liabilities to FNT, in exchange for shares of FNT common stock. FNF then would spin-off all shares of FNT stock it held to the stockholders of FNF in a tax-free distribution. Pursuant to the FNF Merger Agreement, on November 9, 2006 FNF merged with and into FIS, with FIS continuing as the surviving corporation. In consideration for the FNF Merger, FNF stockholders received an aggregate of 96,521,877 shares of FIS stock for their FNF shares. In addition, in connection with the FNF Merger FIS issued options to purchase FIS common stock and shares of FIS restricted stock in exchange for FNF options and restricted stock outstanding at the time of the FNF Merger. The FNF Merger followed the completion on October 24, 2006, of FNT’s acquisition under the SEDA of substantially all of the assets and liabilities of FNF (other than FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small subsidiary which merged into FIS in a separate transaction) in exchange for 45,265,956 shares of FNT’s Class A common stock, and FNF’s subsequent spin-off of FNT shares (the “FNT Distribution”). Pursuant to the SEDA and after the completion of all of the transactions, FNT was renamed Fidelity National Financial, Inc. (“New FNF”) and now trades under the symbol FNF. Former FNF Chairman and CEO William P. Foley, II, assumed a similar position in New FNF and now serves as Executive Chairman of FIS, and other key members of FNF senior management continued their involvement in both New FNF and FIS in executive capacities.
     U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations provides that if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the FNF Merger, the minority interest of FIS has not changed and the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest did not take place, the exchange has been accounted for based on the carrying amounts of our assets and liabilities.
(3) Transactions with Related Parties
     The Company has historically conducted business with FNF and its subsidiaries. In March 2005, in connection with the recapitalization of, and sale of a minority equity interest in the Company, FIS entered into various agreements with FNF under which it has continued to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with FNF under which FNF continued to provide corporate services. In September 2005, when FNT was formed and the title insurance business was consolidated under FNT, many of these agreements were amended and restated to take into account the services that would be performed for and by FNT rather than FNF. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were further amended and restated to reflect changes in the parties’ relationships. Certain of these agreements were further amended or terminated in connection with the FNF Merger and related transactions. A summary of these agreements in effect through March 31, 2007 is as follows:
•	Agreement to provide data processing services. This agreement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and its subsidiaries. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which the Company is paid for maintaining, managing and updating title plants owned by FNF’s title underwriters in certain parts of the country. The title plant maintenance agreement requires, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sells property information to title underwriters which are subsidiaries of FNF as well as to various unaffiliated customers. The Company pays FNF a royalty fee of 2.5% to 3.75% of the revenues received. In the case of the maintenance agreement, the Company is responsible for the costs of keeping the title plant assets current and functioning and in return receives the revenue generated by those assets. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement in May 2005 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter).

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company is paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNF, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF to provide corporate services to the Company. Through November 9, 2006, these agreements provided for FNF to provide general management, accounting, treasury, tax, finance, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate and administrative support to the Company. Since November 9, 2006, these charges only relate to certain less significant activities performed or recorded by FNF on behalf of the Company. The pricing of these services is at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF in providing such services based on estimates that FNF and the Company believe to be reasonable

•	Licensing, leasing, cost sharing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with the Company’s use of certain intellectual property or other assets of or services by FNF.

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies by the Company on behalf of title insurance underwriters owned by FNF and subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement ranging from July 2004 through September 2006 for various agreements (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $32.2 million and $18.8 million for the three months ended March 31, 2007 and 2006, respectively, representing commissions on title insurance policies placed by the Company on behalf of title insurance subsidiaries of FNF. These commissions in aggregate are equal to approximately 88% of the total title premium from title policies that the Company places with subsidiaries of FNF. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
A detail of related party items included in revenues, for the three month periods ending March 31, 2007 and March 31, 2006, is as follows (in millions):

	2007	2006
Data processing services revenue	$12.0	$16.9
Title plant information, maintenance, and management revenue	12.7	12.2
Software development and services revenue	13.2	7.4
Other real estate related services	3.3	2.9

Total revenues	$41.2	$39.4

A detail of related party items included in operating expenses, for the three month periods ending March 31, 2007 and March 31, 2006, is as follows (in millions):

	2007	2006
Title plant information, maintenance, and management expense	$0.5	$0.7
Corporate services	0.9	2.4
Licensing, leasing, cost sharing, and other services	(2.1)	(2.5)

Total expenses	$(0.7)	$0.6

     The Company believes the amounts earned from or charged by FNF to the Company under each of the foregoing service arrangements are fair and reasonable. Although the approximate 88% aggregate commission rate on title insurance policies was set without negotiation, the Company believes it is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with title plant management, the Company charges FNF title insurers for title information at approximately the same rates the Company and other similar vendors charge unaffiliated title insurers. The Company’s IT infrastructure support and data center management services to FNF are priced within the range of prices the Company offers to third parties. These transactions between the Company and FNF are subject to constant review for performance and pricing.
     The Company also provides data processing services to Sedgwick CMS, a company in which FNF has held an approximately 40% equity interest since February 1, 2006. The Company recorded $8.3 million in revenue relating to this arrangement with Sedgwick during the three months ended March 31, 2007. The Company received no revenue during the three months ended March 31, 2006.
     Other related party transactions:
     Contribution of National New York
     During the second quarter of 2006, FNF contributed the stock of National Title Insurance of New York, Inc. (“National New York”), a title insurance company, to the Company. This transaction was reflected as a contribution of capital from FNF in the amount of FNF’s historical basis in National New York of approximately $10.7 million.
     Merger with FNF Capital
     On October 26, 2006, the Company completed a merger with FNF Capital, Inc. (“FNF Capital”), a leasing subsidiary of FNF. The Company issued 279,000 shares of the Company’s common stock to FNF in exchange for a majority ownership in FNF Capital. The transaction was recorded at FNF’s historical basis in FNF Capital of approximately $2.3 million and the Company purchased the minority ownership shortly thereafter for $3.8 million in cash. Through the merger, the Company assumed a note payable to FNF of $13.9 million, and the Company recorded $0.2 million of interest expense related to this note during the three months ended March 31, 2007.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The contribution of National New York and the merger with FNF Capital were completed between entities under common control and their results of operations and account balances have been included in the Company’s results of operations and statement of financial position since the date of the relevant transactions. Had the Company included the results of operations and balance sheets for all periods presented in the Consolidated Financial Statements, net earnings would have increased $0.2 million for the three months ended March 31, 2006.
     Investment by FNF in Fidelity National Real Estate Solutions, Inc.
     On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc. (“FNRES”), a subsidiary of the Company, for approximately 61% of the outstanding shares of FNRES. As a result, since December 31, 2006, the Company no longer consolidates FNRES, but has recorded its remaining 39% interest as an equity investment in the amount of $32.7 million and $33.5 million as of March 31, 2007 and December 31, 2006, respectively. The Company recorded $0.5 million in equity losses (net of tax), from its investment in FNRES, for the three months ended March 31, 2007.
     Master Services Agreement with Covansys
     The Company also entered into a master service provider agreement with Covansys, an entity in which the Company holds a 29% equity interest (see Note 6), which requires the Company to purchase a minimum of $150 million in services over a five year period expiring June 30, 2009 or be subject to certain penalties if defined spending thresholds are not met. The Company does not believe any future penalties will be incurred under the agreement. For the three month periods ended March 31, 2007 and March 31, 2006 the Company spent $10.6 million and $6.1 million, respectively, purchasing services from Covansys and its subsidiaries.
     Transactions with Banco Bradesco S.A. and ABN AMRO Real
     During the three month periods ended March 31, 2007 and March 31, 2006, the Company recorded revenues of $13.2 million and $0.1 million, respectively, from ABN AMRO Real and $8.6 million and $1.3 million, respectively, from Banco Bradesco, which are venture partners in the Company’s Brazilian card business.
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the quarters ended March 31, 2007 and 2006 are computed in accordance with FASB Statement 128, Earnings per Share, using the treasury stock method.
     The following table summarizes the earnings per share, for the three month periods ending March 31, 2007 and March 31, 2006 (in thousands, except per share amounts):

	2007	2006
Net earnings	$59,503	$39,358

Weighted average shares outstanding — basic	191,898	169,989
Plus: Common stock equivalent shares assumed from conversion of options	3,909	2,998

Weighted average shares outstanding — diluted	195,807	172,987

Basic net earnings per share	$0.31	$0.23

Diluted net earnings per share	$0.30	$0.23

     The basic weighted average shares and common stock equivalents for the quarter ended March 31, 2006 only include the shares and options that were previously outstanding at Certegy from February 1, 2006 through March 31, 2006. If these shares and options had been outstanding for the entire three month period, basic weighted average shares outstanding would have been approximately 191.8 million, common stock equivalents would have been 3.3 million and weighted average shares on a diluted basis would have been 195.1 million.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Options to purchase approximately 4.8 million shares and 1.9 million shares of the Company’s common stock for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(5) Acquisitions
     The results of operations and financial position of the entities acquired during the three month period ended March 31, 2007 and during 2006 are included in the Consolidated Financial Statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed with any excess cost over fair value being allocated to goodwill. Third party valuations are obtained for significant acquisitions.
     Certegy
     On September 14, 2005, the Company entered into a definitive merger agreement with Certegy under which the Company and Certegy combined operations to form a single publicly traded company called Fidelity National Information Services, Inc. (NYSE:FIS). Certegy was a payment processing company headquartered in St. Petersburg, Florida. On January 26, 2006, Certegy’s shareholders approved the Certegy Merger, which was subsequently consummated on February 1, 2006.
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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
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

$2,181.1

     The purchase price has been allocated to Certegy’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of February 1, 2006. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation is as follows (in millions):

Cash	$376.3
Trade and other receivables	241.2
Land, buildings, and equipment	72.4
Other assets	136.9
Computer software	131.6
Intangible assets	653.5
Goodwill	1,939.8
Liabilities assumed	1,370.6

Total purchase price	$2,181.1

     The allocation of the purchase price to intangible assets, including computer software, is based on studies and valuations that were finalized as of September 30, 2006.
     The following table summarizes the liabilities assumed in the Certegy Merger (in millions):

Notes payable and capital lease obligations	$222.8
Deferred income taxes	210.5
Dividends payable	236.6
Dividend bridge loan	239.0
Liabilities associated with pension, SERP, and postretirement benefit plans	31.1
Estimated severance payments to certain Certegy employees	10.0
Estimated employee relocation and facility closure costs	11.6
Other merger related	28.5
Other operating liabilities	380.5

$1,370.6

     In connection with the Certegy Merger, the Company announced that it will terminate and settle the Certegy U.S. Retirement Income Plan (pension plan). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The final settlement will not occur until after an IRS determination has been obtained, which is

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
expected to be received in 2007. In addition to the pension plan obligation, the Company assumed liabilities for Certegy’s Supplemental Executive Retirement Plan (the “SERP”) and Postretirement Benefit Plan. The total liability recorded as part of the purchase price allocation related to all three plans, net of the fair value of plan related assets, was $31.1 million.
     The Company has evaluated the various lease agreements, vendor arrangements, and customer contracts of Certegy. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company.
     Also, the Certegy Merger triggered the performance criteria relating to our performance stock option grant made in March 2005 and these awards vested when the trading value of the Company’s stock remained above $31.27 for 45 consecutive trading days following the Certegy Merger. As a result, the Company recorded a charge of $24.1 million in the first quarter of 2006 and recorded an additional $0.4 million in the second quarter of 2006 relating to these options that became fully vested on April 7, 2006.
     Selected unaudited pro forma combined results of operations for the three month periods ended March 31, 2007 and 2006, assuming the Certegy Merger had occurred as of January 1, 2006, and using actual general and administrative expenses prior to the acquisition are set forth below (in thousands):

	Three month periods ended
	March 31,
	2007	2006
Total revenue	$1,124,066	$993,851
Net earnings	$59,503	$(6,873)
Pro forma earnings per share — basic	$0.31	$(0.04)
Pro forma earnings per share — diluted	$0.30	$(0.04)
     The March 31, 2006 pro forma results include pretax merger related costs recorded in January 2006 by Certegy of $79.7 million and a pretax charge of $24.1 million related to FIS performance-based stock compensation.
Other acquisitions:
     The following transactions with acquisition prices between $10 million and $100 million were completed by the Company during the period from January 1, 2006 through March 31, 2007. Purchase prices reflected in the table are net of cash acquired:

Name of Company Acquired	Date Acquired	Purchase Price
Fast Funds	February 1, 2006	$14.0 million
Proservvi Empreendimentos e Servicos Ltda.	July 17, 2006	$16.2 million
Watterson Prime, LLC	November 2, 2006	$10.4 million
Second Foundation, Inc.	February 15, 2007	$18.9 million
(6) Investment in Covansys Corporation
     On September 15, 2004, FNF acquired 11 million shares of common stock and warrants to purchase 4 million additional shares of Covansys Corporation (“Covansys”), a publicly traded U.S. based provider of application management and offshore outsourcing services with India based operations for $121.0 million in cash. FNF subsequently contributed the common stock and warrants to the Company which resulted in the Company owning approximately 29% of the common stock of Covansys. The Company accounts for the investment in common stock using the equity method of accounting and, until March 24, 2005, accounted for the warrants under SFAS No. 133. Under SFAS No. 133, the warrants were considered derivative instruments and were recorded at a fair value of approximately $23.5 million on the date of acquisition. On March 25, 2005, the terms of the warrants were amended to add a mandatory holding period subsequent to exercise of the warrants and eliminate a cashless exercise option available to the Company. Following these amendments, the accounting for the warrants is now governed by the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and changes in the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
fair value of the warrants are recorded through equity in other comprehensive earnings. For the quarters ended March 31, 2007 and 2006, the Company recorded $1.4 million and $1.8 million, respectively, in equity earnings (net of tax) from its investment in Covansys.
     On April 25, 2007, the board of directors of Covansys entered into an agreement with Computer Sciences Corporation (“CSC”) under which CSC will acquire Covansys for $34.00 per share in an all-cash transaction. Based on the stated per share price, the Company will receive gross proceeds of approximately $433.0 million. The merger is subject to approval by the shareholders of Covansys.
(7) Long-Term Debt
     Long-term debt as of March 31, 2007 and December 31, 2006 consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Term Loan, unsecured, interest payable at LIBOR plus 1.00% (6.33% at March 31, 2007), quarterly principal amortization, maturing January 2012	$2,086,875	$—
Revolving Loan, unsecured, interest payable at LIBOR plus 0.80% (Eurocurrency Borrowings), Fed-funds plus 0.80% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.20% facility fee (6.12%, 6.10% or 8.45% respectively at March 31, 2007) unused portion of $299,700 at March 31, 2007, maturing January 2012	600,300	—
Term Loan B Facility, repaid January 18, 2007	—	1,730,000
Term Loan A Facility, repaid January 18, 2007	—	786,000
Unsecured notes, net of discount, interest payable semiannually at 4.75%, due September 2008	196,474	195,893
Revolving credit facility, repaid January 18, 2007	—	159,920
Other promissory notes with various interest rates and maturities (at March 31, 2007 and December 31, 2006 includes $91.7 million and $89.9 million, respectively, of non-recourse debt of FNF Capital)	145,631	137,688

	3,029,280	3,009,501
Less current portion	(97,557)	(61,661)

Long-term debt, excluding current portion	$2,931,723	$2,947,840

     On January 18, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Line of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced the Bank of America Term Loan and Revolver as well as the $100 million Settlement Facility. As a result of the new credit agreement, the Company repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which is unsecured, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement provides for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which will be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by the Company.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The Term Loan was fully drawn on the closing date and a total of $600.3 million was outstanding under the Revolving Loan as of March 31, 2007. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by substantially all of the domestic subsidiaries of the Company.
     The Company may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. The Company must make quarterly principal payments under the Term Loan in scheduled installments of: (a) $13.1 million per quarter from March 31, 2007 through December 31, 2008; (b) $26.3 million per quarter from March 31, 2009 through December 31, 2009; and (c) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date.
     In addition to the scheduled principal payments, the Term Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets. Voluntary prepayments of the Loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
     The outstanding balance of the Loans bears interest at a floating rate, which is at the Company’s option, either (a) the eurocurrency rate plus an applicable margin and mandatory cost or (b) a base rate plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio (total indebtedness to EBITDA of the Company and its consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, the Company has the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan (the “Bid Rate Advances”).
     The Credit Agreement provides procedures for lenders to submit bids for Bid Rate Advances and for the Company to accept or reject them. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. The Company’s management believes that the Company was in compliance with all covenants related to the Credit Agreement at March 31, 2007.
     On April 11, 2005, the Company entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 5.4% until April 11, 2008 on $350 million of its term loan facilities (or its replacement debt) and at approximately 5.2% until April 11, 2007 on an additional $350 million of the Term Loan. The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133. The estimated fair value of the cash flow hedges results in an asset to the Company of $3.0 million and $4.9 million, as of March 31, 2007 and December 31, 2006, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the term loan facilities.
     On April 11, 2007, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate at approximately 5.9% until April 11, 2010, on $850 million of the Term Loan Facilities. The swap agreement replaces the $350 million swap agreement, discussed above, that expired on April 11, 2007. The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133.
     The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(8) Income Taxes
     The 2007 calendar year is the first year the Company is required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Interest and penalties on accrued but unpaid taxes are classified in the consolidated financial statements as income tax expense.
     At the beginning of 2007, the Company had approximately $13.3 million of total gross unrecognized tax benefits. Of this total, $3.5 million (net of the federal benefit on state issues) would favorably affect the effective tax rate. The remaining amounts, if recognized, would result in an adjustment to goodwill. The increase in the amount of gross unrecognized tax benefits as a result of positions taken in the current quarter is $1.5 million.
     The total amount of interest recognized in the consolidated statement of earnings is $0.2 million ($0.1 million after tax benefit). The total amount of interest and penalties recognized in the consolidated balance sheet is $1.8 million at March 31, 2007. Interest and penalties on accrued but unpaid taxes are classified in the financial statements as income taxes.
     Due to the potential expiration of various statutes of limitation in the next twelve months, an estimated $1.4 million of unrecognized tax benefits may be recognized during that twelve month period.
     The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has been audited by the Internal Revenue Service (the “IRS”) over the recent years and all years prior to 2006 have been closed or the statutes have expired. The company is currently under IRS audit for the 2006 and 2007 tax years. Substantially all material foreign income tax return matters have been concluded through 1999. Substantially all state income tax returns have been concluded through 2002.
(9) Commitments and Contingencies
   Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matters listed below, depart from customary litigation incidental to the business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	The Company reviews these matters on an on going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals.
     The Company and certain of its employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. in June of 2001. In March of 2002 Grace’s contract was terminated because Grace was no longer providing sales agent services. In May of 2004 Grace asserted a claim for unpaid sales commissions, and filed suit later that same year in Monterey County, California. The case was subsequently re-filed in the United States District Court for the Middle District of Florida in March of 2006. In the lawsuit, Grace alleged damages resulting from breach of contract, violation of the Racketeer Influenced and Corrupt Organizations (the “RICO”) Act and violation of the Foreign Corrupt Practices Act (the “FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the Securities and Exchange Commission and the U.S. Department of Justice. The Company and its legal counsel investigated Grace’s RICO and FCPA allegations and concluded that no violations had occurred. The Company vigorously defended the civil lawsuit, and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court- ordered mediation in April of 2007. The Company continues to fully cooperate with the Securities and Exchange Commission and the U.S. Department of Justice in response to their inquiries.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(10) Stock Option Plans
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment effective as of January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation which the Company adopted on January 1, 2003 under the prospective method as permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $8.5 million and $28.0 million for the three month periods ended March 31, 2007 and 2006, respectively, which is included in selling, general, and administrative expenses in the Consolidated Statements of Earnings. The period ended March 31, 2006 included stock compensation expense of $24.1 million, relating to the FIS performance-based options granted on March 9, 2005 for which the performance and market criteria for vesting were met during the quarter.
(11) Defined Benefit Plans
     In connection with the Kordoba acquisition, the Company assumed Kordoba’s unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to Kordoba’s employees upon retirement. Also, in connection with the Certegy acquisition, the Company assumed additional defined benefit obligations related to retirement income (pension) and postretirement healthcare and life insurance plans (see Note 5). The Company has initiated a termination and settlement of the Certegy pension plan obligations and, in addition, the impact of the service and interest costs related to the pension plan are insignificant for the three month periods ended March 31, 2007 and 2006. During both the three month periods ended March 31, 2007 and 2006 the Company recorded $0.8 million, in total benefit costs relating to these plans.
(12) Segment Information
     Summarized financial information concerning the Company’s segments is shown in the following tables.
     As of and for the three month periods ended March 31, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$680,545	$440,389	$3,132	$1,124,066
Cost of revenues	530,051	283,265	—	813,316

Gross profit	150,494	157,124	3,132	310,750
Selling, general and administrative expenses	43,039	46,956	29,488	119,483
Research and development costs	17,518	9,591	—	27,109

Operating income (loss)	89,937	100,577	(26,356)	164,158

Depreciation and amortization	$70,768	$33,756	$6,088	$110,612

Total assets	$5,079,455	$1,858,071	$750,941	$7,688,467

Goodwill	$2,683,493	$1,060,082	$2,772	$3,746,347

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the three month periods ended March 31, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$501,548	$400,500	$(1,112)	$900,936
Cost of revenues	387,816	234,521	—	622,337

Gross profit (loss)	113,732	165,979	(1,112)	278,599
Selling, general and administrative expenses	39,516	59,063	47,150	145,729
Research and development costs	19,077	8,983	—	28,060

Operating income (loss)	55,139	97,933	(48,262)	104,810

Depreciation and amortization	$59,594	$36,120	$1,081	$96,795

Total assets	$4,518,650	$2,054,866	$833,266	$7,406,782

Goodwill	$2,629,433	$1,081,281	$—	$3,710,714

  Transaction Processing Services
     The Transaction Processing Services segment focuses on filling the processing needs of large financial institutions, commercial lenders, independent community banks, credit unions and retailers. The primary applications are software applications that function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software which banks use to maintain the primary records of their customer accounts. This segment also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the segment’s financial institution customers and their clients. In addition, this segment includes credit card, debit card, and other transaction processing and check risk management services. Included in this segment were $139.5 million and $81.8 million in sales to non-U.S. based customers in the three month periods ended March 31, 2007 and 2006, respectively.
  Lender Processing Services
     The Lender Processing Services segment provides a comprehensive range of products and services related to the mortgage life cycle. The primary applications include core mortgage processing applications and services which banks use to process and service mortgage loans as well as other services including origination, data gathering, risk management, servicing, default management and property disposition services to lenders and other real estate professionals.
  Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs and other operations that are not included in the other segments.
(13) Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of the beginning of January 1, 2008 for calendar year entities. Management is currently evaluating the potential impact of adopting SFAS 159 on the Company’s statements of financial position and operations.

     Unless stated otherwise or the context otherwise requires, all references in this Form 10-Q to the registrant, “us,” “we,” “our”, the “Company” or “FIS” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries; all references to “Certegy” are to Certegy Inc., and its subsidiaries, prior to the Certegy merger described below; all references to “Former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the merger; and all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of our shares through November 9, 2006: and all references to FNF are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statement. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties which forward-looking statements are subject to include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries; failure to adapt our services to changes in technology or in the marketplace; adverse changes in the level of real estate activity, which would adversely affect certain of our businesses; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; and other risks detailed in the “Risk Factors” and other sections of this Form 10-Q and in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our most recent Form 10-K and other filings with the Securities and Exchange Commission.
Overview
     We are one of the largest global providers of processing services to financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and certain other lender processing services in the U.S., serving customers in over 60 countries throughout the world. We offer a diversified product mix, and we believe that we will continue to benefit from the opportunity to cross-sell products and services across our broad customer base, and from our expanded international presence and scale. We have two reporting segments, Transaction Processing Services and Lender Processing Services, which produced approximately 61% and 39%, respectively, of our revenues for the three months ended March 31, 2007.
•	Transaction Processing Services. This segment focuses on serving the processing and risk management needs of financial institutions and retailers. Our primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between our financial institution customers and their clients. We offer our applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition we provide check guarantee and verification services to retailers.

•	Lender Processing Services. This segment offers core mortgage processing software, which banks use to process and service mortgage loans, as well as customized outsourced business processes and information solutions primarily to national lenders and loan servicers. These processes include centralized, customized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. This segment’s information solutions include property data and real estate-related services. Included in these services are appraisal and valuation services, property records information, real estate tax services, and borrower credit and flood zone information.
     The Corporate and Other segment consists of the corporate overhead costs and other operations that are not included in the other segments.
Critical Accounting Policies
     There have been no significant changes to our accounting policies since our Form 10-K was filed on March 1, 2007.
Transactions with Related Parties
     We have historically conducted business with FNF and its subsidiaries, and other related parties. Please see Note 3 to the Notes to Consolidated Financial Statements for a detailed description of all the related party transactions.
Factors Affecting Comparability
     Our Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transaction:
•	On February 1, 2006, we merged into a wholly-owned subsidiary of Certegy Inc. The transaction resulted in a reverse acquisition with a total purchase price of approximately $2.2 billion. Certegy provided credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services.
     Although the legal entity that survived the merger was Certegy (which has since been renamed Fidelity National Information Services, Inc.), for accounting purposes our historical financial statements are those of Former FIS. The Consolidated Financial Statements include the results of operations of Certegy, effective as of the date of the acquisition. As a result of the transaction, the results of operations in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Comparisons of three month periods ended March 31, 2007 and 2006
Consolidated Results of Operations
(in thousands, except per share amounts)

	Three month periods
	ended March 31,
	2007	2006
	(unaudited)
Processing and services revenues	$1,124,066	$900,936
Cost of revenues	813,316	622,337

Gross profit	310,075	278,599

Selling, general and administrative expenses	119,483	145,729
Research and development costs	27,109	28,060

Operating income	164,158	104,810

Other income (expense):
Interest income	689	1,891
Interest expense	(72,115)	(43,268)
Other income (expense), net	668	(2,110)

Total other expense	(70,758)	(43,487)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	93,400	61,323
Income tax expense	34,745	23,487
Equity in earnings of unconsolidated entities	936	1,833
Minority interest	(88)	(311)

Net earnings	$59,503	$39,358

Pro forma net earnings per share — basic	$0.31	$0.23

Pro forma weighted average shares outstanding — basic	191,898	169,989

Pro forma net earnings per share — diluted	$0.30	$0.23

Pro forma weighted average shares outstanding — diluted	195,807	172,987

     Processing and Services Revenues
     Processing and services revenues totaled $1,124.1 million and $900.9 million in the three month periods ended March 31, 2007 and 2006, respectively. The increase in revenue of $223.1 million is due to the inclusion of three months of activity from Certegy in 2007 as compared to two months in 2006, as well as growth across both segments of the company. Certegy was acquired on February 1, 2006 and thus is only included in our 2006 results from the acquisition date forward. The impact of the Certegy Merger contributed approximately $96.4 million to the overall increase in revenues. The net impact of other smaller acquisitions and the deconsolidation of FNRES was insignificant, thus the remaining increase is primarily attributable to growth across both segments. The growth in Transaction Processing Services was driven by strong new sales across the entire segment, particularly in our international operations, while the growth in Lender Processing Services was driven primarily by increased demand and market share gains in our default and appraisal services.
     Cost of Revenues
     Cost of revenues totaled $813.3 million and $622.3 million for the three months ended March 31, 2007 and 2006, respectively. Consistent with the change in revenues, the increase in cost of revenues of $191.0 million was driven by the Certegy acquisition and growth across both segments. The impact of including a full quarter of Certegy cost of revenues versus only two months in 2006 added approximately $76.0 million to the overall increase, while the remaining increase is attributable to new activities and growth.
     Gross Profit
     Gross profit as a percentage of revenues was 27.6% and 30.9% for the three months ended March 31, 2007 and 2006, respectively. The decrease in gross profit is primarily attributable to the Lender Processing Services segment, and more specifically relates to growth in lower margin product lines, in particular appraisal services, along with declining margins in our tax and property exchange services due to the general slowing of the real estate market.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $119.5 million and $145.7 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $26.2 million primarily relates to the decrease in stock based compensation expense, which decreased from $28.0 million in 2006 to $8.5 million in 2007. This decrease in stock-based compensation is primarily attributable to the $24.1 million in expense recorded in the prior year period for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria was met during the first quarter of 2006.
     Research and Development Costs
     Research and development costs totaled $27.1 million and $28.0 million for the three months ended March 31, 2007 and 2006, respectively.
     Operating Income
     Operating income totaled $164.2 million and $104.8 million for the three months ended March 31, 2007 and 2006, respectively. Operating income as a percentage of revenue was 14.6% and 11.6% respectively, reflecting the reduction in selling, general and administrative expenses, partially offset by the lower gross profit in the Lender Processing Services segment as noted above.
     Interest expense
     Interest expense totaled $72.1 million and $43.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $28.8 million is primarily due to the inclusion of a $27.2 million charge during the three month period ended March 31, 2007, to record the write-off of capitalized debt issuance costs relating to our prior credit facility.
     Income Tax Expense
     Income tax expense totaled $34.7 million and $23.5 million for the three months ended March 31, 2007 and 2006, respectively. This resulted in a effective tax rate of 37.2% and 38.3%, respectively.
     Net Earnings
     Net earnings totaled $59.5 million and $39.4 million for the three months ended March 31, 2007 and 2006, respectively, or $.30 and $.23 per diluted share, respectively.
     Segment Results of Operations
     Transaction Processing Services

	Three month periods ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)
Processing and services revenues	$680,545	$501,548
Cost of revenues	530,051	387,816

Gross profit	150,494	113,732
Selling, general and administrative expenses	43,039	39,516
Research and development costs	17,518	19,077

Operating income	$89,937	$55,139

     Revenues for the Transaction Processing Services segment are derived from three main revenue channels: Enterprise Solutions, Integrated Financial Solutions and International. Revenues from Transaction Processing Services totaled $680.5 million and $501.5 million for the three months ended March 31, 2007 and 2006, respectively. The overall segment increase of $179.0 million, or 35.7%, for the period was partially attributable to the one month of incremental revenues from the February 1, 2006 Certegy Merger, which contributed approximately $96.4 million to the increase. The remaining increase is attributable to strong revenue growth in the International channel, including $17.4 million related to the newly formed business process outsourcing operation in Brazil, as well as expansion in the other two revenue channels.
     Cost of revenues for the Transaction Processing Services segment totaled $530.1 million and $387.8 million for the three months ended March 31, 2007 and 2006, respectively. Of the overall segment increase of $142.3 million, the incremental month of Certegy cost of revenues from the February 1, 2006 merger contributed approximately $76.0 million. Gross profit as a percentage of revenues was 22.1% and 22.7%, respectively. The decrease in gross profit is primarily due to one month of incremental intangible asset amortization relating to the Certegy Merger.
     Selling, general and administrative expenses for the Transaction Processing Services segment totaled $43.0 million and $39.5 million for the three months ended March 31, 2007 and 2006, respectively. The increase in the 2007 period is primarily attributable to the additional month of Certegy results as well as incremental costs associated with the Brazilian business process outsourcing operation, partially offset by the impact of cost cutting initiatives implemented in the second half of 2006.
     Research and development costs totaled $17.5 million and $19.1 million for the three months ended March 31, 2007 and 2006, respectively.
     Operating income totaled $89.9 and $55.1 million for the three months ended March 31, 2007 and 2006, respectively. Operating margin was approximately 13.2% and 10.9%, reflecting the impact of relatively stable selling, general and administrative expenses and an expanding revenue base.
     Lender Processing Services

	Three month periods ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)
Processing and services revenues	$440,389	$400,500
Cost of revenues	283,265	234,521

Gross profit	157,124	165,979
Selling, general and administrative expenses	46,956	59,063
Research and development costs	9,591	8,983

Operating income	$100,577	$97,933

     Revenues for the Lender Processing Services segment totaled $440.4 million and $400.5 million for the three months ended March 31, 2007 and 2006, respectively. The overall segment increase of $39.9 million for the period was primarily the result of increased demand for our appraisal services, growth in our default management businesses, and an increase in revenues earned from FNF. These were partially offset by reductions in some of our businesses that are more prone to weakness in the overall real estate market, including our tax and property exchange services.
     Cost of revenues for the Lender Processing Services segment totaled $283.3 million and $234.5 million for the three months ended March 31, 2007 and 2006, respectively. Gross profit was 35.7% and 41.4% respectively. The decrease in gross margin is primarily due to growth in lower margin product lines, in particular our appraisal services, along with declining margins in tax and property exchange services due to the general slowing of the real estate market.
     Selling, general and administrative expenses for the Lender Processing Services segment totaled $47.0 million and $59.1 million for the three months ended March 31, 2007 and 2006, respectively. The decrease is primarily the result of cost control measures. Also, selling, general and administrative costs decreased approximately $6.4 million due to the exclusion of costs from Fidelity National Real Estate Solutions, Inc. (“FNRES”). FNRES became an equity investment on December 31, 2006 and, therefore, its expenses are no longer included in our consolidated results on a line-item basis.
     Research and development costs for the Lender Processing Services segment totaled $9.6 million and $9.0 million for the three months ended March 31, 2007 and 2006, respectively.
     Operating income for the Lender Processing Services segment totaled $100.6 million and $97.9 million for the three months ended March 31, 2007 and 2006, respectively. Operating margin was 22.8% and 24.4%, respectively.
     Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs and additional small operations that are not included in the other segments. Corporate costs are primarily incurred directly by us, however, prior year includes some amounts that were allocated from FNF prior to the merger with Old FNF, including stock based compensation. Selling, general and administrative expenses were $29.5 million and $47.2 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in the current period of $17.7 million primarily relates to a decrease in stock based compensation expense which decreased from $28.0 million in 2006 to $8.5 million in 2007. This decrease is primarily attributable to the $24.1 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria was met during the first quarter of 2006.
     Pro forma Segment Information
     Summarized pro forma financial information concerning our reportable segments is shown in the following tables. For comparative reasons the 2007 historical results below have been included, while the 2006 results below have been adjusted on a pro forma basis to reflect a January 1, 2006, effective date for the Merger with Certegy.
     As of and for the three month periods ended March 31, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$680,545	$440,389	$3,132	$1,124,066
Cost of revenues	530,051	283,265	—	813,316

Gross profit	150,494	157,124	3,132	310,750
Selling, general and administrative expenses	43,039	46,956	29,488	119,483
Research and development costs	17,518	9,591	—	27,109

Operating income	$89,937	$100,577	$(26,356)	$164,158

     As of and for the three month periods ended March 31, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other (a)	Total
Processing and services revenues	$592,511	$400,500	$840	$993,851
Cost of revenues	467,890	234,521	—	702,411

Gross profit	124,621	165,979	840	291,440
Selling, general and administrative expenses	43,926	59,063	129,630	232,619
Research development costs	19,077	8,983	—	28,060

Operating income	$61,618	$97,933	$(128,790)	$30,761

(a)	Corporate and Other includes merger related costs at Certegy of $79.7 million incurred previous to the acquisition date and a $24.1 million charge relating to the vesting of performance based options at FIS triggered by the closing of the merger.

Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At March 31, 2007, we have cash on hand of $222.0 million and long-term debt of approximately $3.0 billion, including the current portion. We expect cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.
     We currently pay quarterly dividends to our shareholders of $0.05 per share and expect to continue to do so in the future, although the payment of any future dividends is at the discretion of our Board of Directors and subject to any limits in our debt or other agreements.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. During 2006, we repurchased 4,261,200 shares at an average price of $37.60 under this program. On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to an additional $200 million worth of our common stock.
     Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. In 2006, we spent approximately $300.2 million on capital expenditures. During the three month period ended March 31, 2007, we spent $74.1 million. We expect to spend approximately $300.0 million by the end of the year, primarily on equipment, purchased software and internally developed software.
     Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Line of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions thereto (the “Credit Agreement”). The Credit Agreement replaces the Bank of America Term Loan and Revolver as well as the $100 million Wachovia Settlement Facility. As a result of the new credit agreement, the Company repaid the old credit agreement and recorded a charge of $27.2 million to write-off capitalized debt issuance costs. The Credit Agreement, which is unsecured, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances, and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement provides for an uncommitted incremental loan facility in the uncommitted maximum principal amount of $600 million, which will be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by FIS.
     The Term Loan was fully drawn on the closing date and a total of $600.3 million was outstanding under the Revolving Loan as of March 31, 2007. The obligations under the Credit Agreement have been jointly and severally unconditionally guaranteed by substantially all of the domestic subsidiaries of our company.

     We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan in scheduled installments of: (a) $13.1 million per quarter from March 31, 2007 through December 31, 2008; (b) $26.3 million per quarter from March 31, 2009 through December 31, 2009; and (c) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date.
     In addition to the scheduled principal payments, the Term Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets. Voluntary prepayments of the Loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
     The outstanding balance of the Loans bears interest at a floating rate, which is at our option, either (a) the eurocurrency rate plus an applicable margin and mandatory cost or (b) a base rate plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio (total indebtedness to EBITDA, as further defined in the Credit Agreement). Alternatively, we have the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan (the “Bid Rate Advances”).
     The Credit Agreement provides procedures for lenders to submit bids for Bid Rate Advances and for us to accept or reject them. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants.
     In connection with the new Credit Agreement, we terminated the Bank of America Term Loan and Revolver on January 18, 2007 and repaid it in full before its final scheduled expiration date of March 9, 2013. The final payment was approximately $2.64 billion, including principal, interest and fees. We incurred no early termination penalties in terminating the Bank of America credit agreement.
     We also had a $100 million unsecured revolving credit facility that we used to finance our customers’ shortfalls in the daily funding requirements associated with our credit and debit card settlement operations (the “Settlement Facility”). Amounts borrowed were typically repaid within one to two business days, as customers funded the shortfalls. This facility had a term of 364 days and was renewed annually. There were no amounts outstanding under this facility at December 31, 2006. The Settlement Facility was terminated on January 18, 2007.
     Contractual Obligations
     Our long-term contractual obligations generally include our long-term debt and operating lease payments on certain of our property and equipment. Our long-term contractual obligations have not changed materially since the 10-K was filed on March 1, 2007.
     Off-Balance Sheet Arrangements
     FIS does not have any material off-balance sheet arrangements other than the Wisconsin lease discussed below.
     We have a synthetic lease arrangement (the “Wisconsin Lease”) which is not included in our consolidated balance sheets with respect to our facilities in Madison, Wisconsin (the “Wisconsin Leased Property”). In connection with the Certegy Merger, the term of the Wisconsin Lease was amended so that it was scheduled to expire on December 31, 2006. The term of the Wisconsin Lease has since been further amended so that it now expires on June 30, 2007. The original cost to the lessor of the Wisconsin Leased Property when Certegy entered into the Wisconsin Lease was approximately $10.1 million. Subject to the satisfaction of certain conditions, we have the option to acquire the Wisconsin Leased Property at its original cost, or to direct the sale of the Wisconsin Leased Property to a third party.

     Escrow Arrangements
     In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in trust in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances, which amounted to $2.2 billion at March 31, 2007 and December 31, 2006, respectively. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2007 and December 31, 2006 related to these arrangements.
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of the beginning of January 1, 2008 for calendar year entities. Management is currently evaluating the potential impact of adopting SFAS 159 on our statements of financial position and operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     As of March 31, 2007, we are paying interest on the new Credit Agreement at LIBOR plus 1.00%, or 6.33%. A one percent increase in the LIBOR rate would increase our annual debt service on the Credit Agreement by $15.1 million (based on principal amounts outstanding at March 31, 2007, net of interest rate swaps as of April 11, 2007). The credit rating assigned to FIS by Standard & Poor’s is currently BB+ with a positive outlook.
     On April 11, 2005, we entered into interest rate swap agreements, which effectively fixed the interest rate at approximately 5.4% through April 2008 on $350 million of the Term Loan Facilities (or its replacement debt) and at approximately 5.2% through April 2007 on an additional $350 million of the term loan. We designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133. The estimated fair value of the cash flow hedges results in an asset of $3.0 million and $4.9 million, as of March 31, 2007 and December 31, 2006, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan Facilities.
     On April 11, 2007, we entered into interest rate swap agreements, which effectively fixed the interest rate at approximately 5.9% through April 2010 on $850 million of the Term Loan Facilities. The swap agreement replaces the $350 million swap agreement, discussed above, that expired on April 11, 2007. We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133.
     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance of timely alerts to material information required to be included in our periodic SEC reports.

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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	We review these matters on an on going basis and follow the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, (“SFAS 5”) when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.
     We and certain of our employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. in June of 2001. In March of 2002 Grace’s contract was terminated because Grace was no longer providing sales agent services. In May of 2004 Grace asserted a claim for unpaid sales commissions, and filed suit later that same year in Monterey County, California. The case was subsequently re-filed in the United States District Court for the Middle District of Florida in March of 2006. In the lawsuit, Grace alleged damages resulting from breach of contract, violation of the Racketeer Influenced and Corrupt Organizations (the “RICO”) Act and violation of the Foreign Corrupt Practices Act (the “FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the Securities and Exchange Commission and the U.S. Department of Justice. We and our legal counsel investigated Grace’s RICO and FCPA allegations and concluded that no violations had occurred. We vigorously defended the civil lawsuit, and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. We subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. We continue to fully cooperate with the Securities and Exchange Commission and the U.S. Department of Justice in response to their inquiries.
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

Date: May 8, 2007	Fidelity National Information Services, Inc.

	By:	/s/ Jeffrey S. Carbiener

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