Form 10-Q
period 2007-06-30
Fidelity National Information Services, Inc.
filed 2007-08-09
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of June 30, 2007, 193,053,151 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2007
See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$220,890	$211,753
Trade receivables, net of allowance for doubtful accounts of $36.6 million and $31.5 million, respectively, at June 30, 2007 and December 31, 2006	736,939	623,065
Other receivables	169,750	159,584
Settlement deposits	33,838	25,488
Settlement receivables	21,591	18,442
Receivable from related party	20,201	5,208
Prepaid expenses and other current assets	163,378	148,601
Deferred income taxes	92,239	108,398

Total current assets	1,458,826	1,300,539

Property and equipment, net of accumulated depreciation and amortization of $275.9 million and $261.7 million, respectively, at June 30, 2007 and December 31, 2006	352,973	345,799
Goodwill	3,781,367	3,737,540
Intangible assets, net of accumulated amortization of $527.5 million and $449.5 million, respectively, at June 30, 2007 and December 31, 2006	943,560	1,009,978
Computer software, net of accumulated amortization of $257.5 million and $324.2 million, respectively, at June 30, 2007 and December 31, 2006	674,708	640,815
Deferred contract costs	244,500	233,996
Investment in unconsolidated entities	166,534	195,739
Long term lease receivables	63,860	52,702
Other noncurrent assets	108,888	113,452

Total assets	$7,795,216	$7,630,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$548,840	$520,016
Settlement payables	55,429	43,930
Current portion of long-term debt	113,621	61,661
Deferred revenues	262,017	254,908

Total current liabilities	979,907	880,515

Deferred revenues	104,231	104,479
Deferred income taxes	381,558	396,263
Long-term debt, including a note payable to FNF of $13.0 million and $13.9 million at June 30, 2007 and December 31, 2006, respectively, excluding current portion	2,738,803	2,947,840
Other long-term liabilities	138,240	145,749

Total liabilities	4,342,739	4,474,846

Minority interest	12,458	12,970

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock $0.01 par value; 600 million shares authorized, 197.5 million and 197.4 million shares issued and 193.0 million and 191.0 million outstanding at June 30, 2007 and December 31, 2006, respectively	1,975	1,974
Additional paid in capital	2,956,845	2,879,271
Retained earnings	565,201	376,961
Accumulated other comprehensive earnings	76,449	45,009
Treasury stock $0.01 par value; 4.5 million and 6.4 million shares at June 30, 2007 and December 31, 2006, respectively	(160,451)	(160,471)

Total stockholders’ equity	3,440,019	3,142,744

Total liabilities and stockholders’ equity	$7,795,216	$7,630,560

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share amounts)

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Processing and services revenues, including $42.4 million and $36.8 million of revenues from related parties for the three month periods and $83.6 million and $69.6 million of revenues from related parties for the six month periods ended June 30, 2007 and 2006, respectively	$1,176,238	$1,021,946	$2,300,304	$1,922,882
Cost of revenues, including related party expenses of $0.5 million and $1.1 million in the three month periods and $1.1 million and $1.8 million for the six month periods ended June 30, 2007 and 2006, respectively	842,946	719,718	1,656,262	1,342,055

Gross profit	333,292	302,228	644,042	580,827

Selling, general, and administrative expenses, net of expense reimbursement from related parties of $2.9 million and $1.4 million in the three month periods and $4.2 million and $1.5 million for the six month periods ended June 30, 2007 and 2006, respectively	125,770	125,866	245,253	271,595
Research and development costs	23,588	23,646	50,697	51,706

Operating income	183,934	152,716	348,092	257,526

Other income (expense):
Interest income	578	1,533	1,267	3,424
Interest expense	(42,991)	(49,033)	(115,106)	(92,301)
Gain on sale of Covansys stock	92,044	—	92,044	—
Other income (expense), net	812	866	1,480	(1,244)

Total other income (expense)	50,443	(46,634)	(20,315)	(90,121)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	234,377	106,082	327,777	167,405
Provision for income taxes	86,533	40,629	121,278	64,116

Earnings before equity in earnings of unconsolidated entities and minority interest	147,844	65,453	206,499	103,289
Equity in earnings of unconsolidated entities	736	259	1,672	2,092
Minority interest	576	(317)	664	(6)

Net earnings	$148,004	$66,029	$207,507	$105,387

Net earnings per share — basic	$0.77	$0.34	$1.08	$0.58

Weighted average shares outstanding — basic	192,743	192,224	192,323	181,168

Net earnings per share — diluted	$0.75	$0.34	$1.06	$0.57

Weighted average shares outstanding — diluted	196,977	195,374	196,395	184,242

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In thousands)

	Three month periods		Six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net earnings	$148,004	$66,029	$207,507	$105,387
Other comprehensive earnings:
Unrealized gain (loss) on Covansys warrants(1)	7,369	(8,742)	7,647	(1,225)
Unrealized gain on interest rate swaps(2)	5,211	955	4,069	3,240
Unrealized loss on other investments	(69)	—	(46)	—
Unrealized gain on foreign currency translation	15,913	13,895	19,770	15,133

Other comprehensive earnings	28,424	6,108	31,440	17,148

Comprehensive earnings	$176,428	$72,137	$238,947	$122,535

(1)	Net of income tax expense (benefit) of $4.7 million and $(5.4) million for the three month periods and $4.8 million and $(0.7) million for the six month periods ended June 30, 2007 and 2006, respectively.

(2)	Net of income tax expense of $3.2 million and $0.6 million for the three month periods and $2.5 million and $2.0 million for the six month periods ended June 30, 2007 and 2006, respectively.
See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid in	Retained	Comprehensive	Treasury	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	Earnings	Shares	Stock	Equity
Balances, December 31, 2006	197,427	$1,974	$2,879,271	$376,961	$45,009	(6,436)	$(160,471)	$3,142,744
Net earnings	—	—	—	207,507	—	—	—	207,507
Dividends paid	—	—	—	(19,267)	—	—	—	(19,267)
Exercise of stock options	—	—	43,174	—	—	1,953	20	43,194
Tax benefit associated with exercise of stock options	—	—	11,161	—	—	—	—	11,161
Stock-based compensation	—	—	17,240	—	—	—	—	17,240
Espiel, Inc. acquisition	119	1	5,999	—	—	—	—	6,000
Unrealized gain on investments and derivatives, net	—	—	—	—	11,670	—	—	11,670
Unrealized gain on foreign currency translation, net	—	—	—	—	19,770	—	—	19,770

Balances, June 30, 2007	197,546	$1,975	$2,956,845	$565,201	$76,449	(4,483)	$(160,451)	$3,440,019

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six month periods ended
	June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net earnings	$207,507	$105,387
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	224,504	207,169
Gain on sale of Covansys stock and other assets	(92,044)	(1,244)
Amortization of debt issuance costs	28,436	2,496
Stock-based compensation	17,240	32,788
Deferred income taxes	3,551	(33,065)
Equity in earnings of unconsolidated entities	(1,672)	(2,092)
Minority interest	664	(6)
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in trade receivables	(119,223)	78,347
Net increase in prepaid expenses and other assets	(45,890)	(41,707)
Net increase in deferred contract costs	(25,741)	(73,894)
Net increase in deferred revenue	4,389	13,782
Net increase (decrease) in accounts payable, accrued liabilities, and other liabilities	41,366	(64,601)

Net cash provided by operating activities	243,087	223,360

Cash flows from investing activities:
Additions to property and equipment	(60,202)	(55,898)
Additions to capitalized software	(93,808)	(93,522)
Cash received from sale of Covansys stock	136,338	—
Acquisitions, net of cash acquired	(65,750)	122,285

Net cash used in investing activities	(83,422)	(27,135)

Cash flows from financing activities:
Borrowings	2,700,300	208,000
Debt service payments	(2,874,198)	(352,776)
Capitalized debt issuance costs	(12,577)	(5,059)
Dividends paid	(19,267)	(19,156)
Stock options exercised	43,194	37,463
Income tax benefit from exercise of stock options	11,161	8,314
Treasury stock purchases	—	(65,043)
Net contribution from FNF	—	1,396

Net cash used in financing activities	(151,387)	(186,861)

Effect of foreign currency exchange rates on cash	859	1,178
Net increase in cash and cash equivalents	9,137	10,542
Cash and cash equivalents, beginning of period	211,753	133,152

Cash and cash equivalents, end of period	$220,890	$143,694

Cash paid for interest	$92,208	$91,908

Cash paid for taxes	$55,455	$42,895

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Unless stated otherwise or the context otherwise requires, all references in this Form 10-Q to the registrant, “us,” “we,” “our,” the “Company” or “FIS” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries since the Certegy merger described in Note 5 and to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the Certegy merger; all references to “Certegy” are to Certegy Inc., and its subsidiaries, prior to the Certegy merger described in Note 5; all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of our shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
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
     In the Form 10-K for the year ended December 31, 2006, the Company improperly presented the impact of adopting Statement of Financial Accounting Standards (“SFAS”) No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) in the Statement of Comprehensive Earnings for 2006. The Company included the $6.9 million ($4.3 million, net of tax) impact of adopting SFAS 158 with the minimum pension liability adjustment in other comprehensive earnings for the year ended December 31, 2006. If the Company had properly excluded the SFAS 158 adjustment, the resulting amount of other comprehensive earnings would have been $49.2 million, net of tax. The Company will correct the 2006 amount reported in the Statement of Comprehensive Earnings in the Form 10-K for the year ended December 31, 2007. The correction will have no impact on the Statement of Stockholders’ Equity for the year ended December 31, 2006.
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
     Shortly after consummating the Certegy Merger, the Company implemented a new organizational structure, which resulted in the formation of new operating segments beginning with the reporting of results for the first quarter of 2006 (see Note 11). Effective as of February 1, 2006, the Company’s reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS.
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
(2) Combination with Old FNF
     On June 25, 2006, the Company entered into an agreement and plan of merger (the “FNF Merger Agreement”) with Old FNF (amended September 18, 2006) (the “FNF Merger”). The FNF Merger was one step in a plan that eliminated Old FNF’s holding company structure and majority ownership of FIS. In connection with this plan, Old FNF also entered into a securities exchange and distribution agreement (the “SEDA”) with its subsidiary Fidelity National Title Group, Inc. (“FNT”). Under the SEDA, Old FNF agreed that, prior to the merger, Old FNF would transfer substantially all its assets and liabilities to FNT, in exchange for shares of FNT common stock. Old FNF then would spin-off all shares of FNT stock it held to the stockholders of Old FNF in a tax-free distribution. Pursuant to the FNF Merger Agreement, on November 9, 2006 Old FNF merged with and into FIS, with FIS continuing as the surviving corporation. In consideration for the FNF Merger, Old FNF stockholders received an aggregate of 96,521,877 shares of FIS stock for their Old FNF shares. In addition, in connection with the FNF Merger, FIS issued options to purchase FIS common stock and shares of FIS restricted stock in exchange for Old FNF options and restricted stock outstanding at the time of the FNF Merger. The FNF Merger followed the completion, on October 24, 2006, of FNT’s acquisition under the SEDA of substantially all of the assets and liabilities of Old FNF (other than Old FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small subsidiary which merged into FIS in a separate transaction) in exchange for 45,265,956 shares of FNT’s Class A common stock, and Old FNF’s subsequent spin-off of FNT shares (the “FNT Distribution”). Pursuant to the SEDA and after the completion of all of the transactions, FNT was renamed Fidelity National Financial, Inc. (“FNF”) and now trades under the symbol FNF. Old FNF Chairman and CEO William P. Foley, II, assumed a similar position in FNF and now serves as Executive Chairman of FIS, and other key members of Old FNF senior management continued their involvement in both FNF and FIS in executive capacities.
     U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations provides that if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the FNF Merger, the minority interest of FIS has not changed and the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest did not take place, the FNF Merger has been accounted for based on the carrying amounts of FIS’s assets and liabilities.
(3) Transactions with Related Parties
     The Company has historically conducted business with Old FNF and its subsidiaries, including FNF. In March 2005, in connection with the recapitalization of and sale of a minority equity interest in the Company, FIS entered into various agreements with Old FNF under which it has continued to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with Old FNF under which Old FNF continued to provide corporate services. In September 2005, when FNT was formed and the title insurance business was consolidated under FNT, many of these agreements were amended and restated to take into account the services that would be performed for and by FNT rather than Old FNF. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were further amended and restated to

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
reflect changes in the parties’ relationships. Certain of these agreements were further amended or terminated in connection with the FNF Merger and related transactions. A summary of these agreements in effect through June 30, 2007 is as follows:
•	Agreement to provide data processing services. This agreement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and its subsidiaries. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years.

•	Agreements to provide title plant information, maintenance and management. These agreements govern the fee structure under which the Company is paid for maintaining, managing and updating title plants owned by FNF’s title underwriters in certain parts of the country. The title plant maintenance agreement requires, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sells property information to title underwriters which are subsidiaries of FNF as well as to various unaffiliated customers. The Company pays FNF a royalty fee of 2.5% to 3.75% of the revenues received. In the case of the maintenance agreement, the Company is responsible for the costs of keeping the title plant assets current and functioning, and, in return, receives the revenue generated by those assets. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement in May 2005 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter) . The Company announced the sale of the subsidiary providing these services to FNF subsequent to the end of the quarter. See Note 14 of the Notes to Consolidated Financial Statements for a description of the sale agreement.

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company is paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNF, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF to provide corporate services to the Company. Through November 9, 2006, these agreements provided for FNF to provide general management, accounting, treasury, tax, finance, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate and administrative support to the Company. Since November 9, 2006, these charges only relate to certain less significant activities performed or recorded by FNF on behalf of the Company. The pricing of these services is at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF in providing such services based on estimates that FNF and the Company believe to be reasonable.

•	Licensing, leasing, cost sharing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with the Company’s use of certain intellectual property or other assets of or services by FNF.

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $36.1 million and $18.2 million for the three months ended, and $68.4 million and $36.9 million for the six months ended June 30, 2007 and 2006, respectively, representing commissions on title insurance policies placed by the Company on behalf of title insurance subsidiaries of FNF. These commissions in aggregate are equal to approximately 89% of the total title premium from title policies that the Company places with subsidiaries of FNF. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.
     A detail of related party items included in revenues and expenses, for the three month periods ending June 30, 2007 and 2006, and for the six month periods ending June 30, 2007 and 2006, is as follows (in millions):

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2007	2006	2007	2006
Data processing services revenue	$12.7	$17.7	$24.6	$34.6
Title plant information, maintenance, and management revenue	10.4	6.2	23.1	11.8
Software and services revenue	15.3	9.9	28.6	17.3
Other real-estate related services	4.0	3.0	7.3	5.9

Total revenues	$42.4	$36.8	$83.6	$69.6

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2007	2006	2007	2006
Title plant information, maintenance, and management expense	$0.5	$1.1	$1.1	$1.8
Corporate services	0.6	2.1	1.5	4.5
Licensing, leasing, cost sharing, and other services	(3.5)	(3.5)	(5.7)	(6.0)

Total expenses	$(2.4)	$(0.3)	$(3.1)	$0.3

     The Company believes the amounts earned from or charged by FNF to the Company under each of the foregoing service arrangements are fair and reasonable. Although the approximate 88% aggregate commission rate on title insurance policies was set without negotiation, the Company believes it is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with title plant management, the Company charges FNF title insurers for title information at approximately the same rates the Company and other similar vendors charge unaffiliated title insurers. The Company’s information technology infrastructure support and data center management services to FNF are priced within the range of prices the Company offers to third parties. These transactions between the Company and FNF are subject to review for performance and pricing.
     The Company also provides data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF holds an approximate 40% equity interest. The Company recorded $10.3 million and $18.6 million in revenue relating to this arrangement with Sedgwick during the three and six months ended June 30, 2007, respectively. The Company received no revenue from Sedgwick for the three or six months ended June 30, 2006.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Merger with FNF Capital
     On October 26, 2006, the Company completed a merger with FNF Capital, Inc. (“FNF Capital”), a leasing subsidiary of Old FNF. The Company issued 279,000 shares of the Company’s common stock to Old FNF in exchange for a majority ownership in FNF Capital. The transaction was recorded at Old FNF’s historical basis in FNF Capital of approximately $2.3 million and the Company purchased the minority ownership shortly thereafter for $3.8 million in cash. Through the merger, the Company assumed a note payable to Old FNF of $13.9 million, and the Company recorded interest expense related to this note of $0.2 million and $0.4 million during the three and six months ended June 30, 2007, respectively.
     The contribution of National New York and the merger with FNF Capital were completed between entities under common control and their results of operations and account balances have been included in the Company’s results of operations and statement of financial position since the dates of the relevant transactions. Had the Company included the results of operations for all periods presented in the Consolidated Financial Statements, net earnings would have increased $0.6 million and $0.9 million during the three and six months ended June 30, 2006, respectively.
     Investment by FNF in Fidelity National Real Estate Solutions, Inc.
     On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc. (“FNRES”), a subsidiary of the Company, for approximately 61% of the outstanding shares of FNRES. As a result, since December 31, 2006, the Company no longer consolidates FNRES, but has recorded its remaining 39% interest as an equity investment in the amount of $31.8 million and $33.5 million as of June 30, 2007 and December 31, 2006, respectively. The Company recorded equity losses (net of tax), from its investment in FNRES, of $0.6 million and $1.1 million during the three and six months ended June 30, 2007, respectively.
     Master Services Agreement with Covansys
     In 2004, the Company entered into a master service provider agreement (the “Original Agreement”) with Covansys, an entity in which the Company held an equity interest until July 2, 2007 (see Note 6). On August 2, 2007, the agreement was amended (the “Amended Agreement”) to require the Company to engage a specified number of full time employees of Covansys to perform services on the Company’s behalf each business day through 2008, or to pay the monetary equivalent if there is a shortfall. The Company does not believe any future material penalties will result from lack of performance under the Amended Agreement. The Company is no longer obligated, under the Original Agreement, to purchase $150 million in services over a five year period expiring June 30, 2009. Under the Original Agreement, the Company spent $9.8 million and $9.8 million for the three month periods, and $20.3 million and $15.9 million for the six month periods ended June 30, 2007 and June 30, 2006, respectively, for services provided by Covansys and its subsidiaries.
     Transactions with ABN AMRO Real and Banco Bradesco S.A.
     The Company recorded revenues of $15.5 million and $11.3 million for the three month periods and $28.6 million and $20.7 million for the six month periods ended June 30, 2007 and 2006, respectively, from ABN AMRO Real (“ABN”). The Company recorded revenues of $12.0 million and $5.4 million for the three month periods and $20.5 million and $9.9 million for the six month periods ended June 30, 2007 and 2006, respectively, from Banco Bradesco (“Bradesco”). Both ABN and Bradesco are venture partners in the Company’s Brazilian card business.
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2007 and 2006 are computed in accordance with SFAS 128, Earnings per Share, using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes the earnings per share for the three and six month periods ending June 30, 2007 and June 30, 2006 (in thousands, except per share amounts):

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$148,004	$66,029	$207,507	$105,387
Weighted average shares outstanding — basic	192,743	192,224	192,323	181,168
Plus: Common stock equivalent shares assumed from conversion of options	4,234	3,150	4,072	3,074

Weighted average shares outstanding — diluted	196,977	195,374	196,395	184,242

Basic net earnings per share	$0.77	$0.34	$1.08	$0.58

Diluted net earnings per share	$0.75	$0.34	$1.06	$0.57

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
     Options to purchase shares of the Company’s common stock of approximately 2.7 million and 1.8 million for the three month periods and 3.8 million and 1.8 million for the six month periods ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(5) Acquisitions
     The results of operations and financial position of the entities acquired during the six month period ended June 30, 2007 and during 2006 are included in the Consolidated Financial Statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed with any excess cost over fair value being allocated to goodwill. Third party valuations are obtained for significant acquisitions.
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
     Under the terms of the Certegy Merger agreement, the Company was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all of the Company’s outstanding stock was converted into Certegy common stock. As a result of the Certegy Merger:
•	The Company’s pre-merger shareholders owned approximately 67.4% of the Company’s outstanding common stock immediately after the Certegy Merger, while Certegy’s pre-merger shareholders owned approximately 32.6%;

•	Immediately after the Certegy Merger, Old FNF and its subsidiaries owned approximately 51.0% of the Company’s outstanding common stock; and

•	The Company’s board of directors was reconstituted so that a majority of the board consisted of directors designated by the Company’s shareholders.
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
     Generally accepted accounting principles in the U.S. require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. The Company has been designated as the accounting acquirer because immediately after the Certegy Merger its shareholders held more than 50% of the common stock of the combined company. As a result, the Certegy Merger has been accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, the Company is considered the acquiring entity and Certegy is considered the acquired entity for financial reporting purposes. The financial statements of the combined company after the Certegy Merger reflect the Company’s financial results on a historical basis and include the results of operations of Certegy from February 1, 2006.
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

$2,181.1

     The purchase price has been allocated to Certegy’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of February 1, 2006. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation is as follows (in millions):

Cash	$376.3
Trade and other receivables	241.2
Land, buildings, and equipment	72.4
Other assets	136.9
Computer software	131.6
Intangible assets	653.5
Goodwill	1,939.8
Liabilities assumed	(1,370.6)

Total purchase price	$2,181.1

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

$1,370.6

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     In connection with the Certegy Merger, the Company announced that it will terminate and settle the Certegy U.S. Retirement Income Plan (pension plan). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The Company received an IRS determination letter, dated July 26, 2007, and expects to finalize the settlement by the end of 2007. In addition to the pension plan obligation, the Company assumed liabilities for Certegy’s Supplemental Executive Retirement Plan (the “SERP”) and Postretirement Benefit Plan. The total liability recorded as part of the purchase price allocation related to all three plans, net of the fair value of plan related assets, was $31.1 million.
     The Company has evaluated the various lease agreements, vendor arrangements, and customer contracts of Certegy. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company.
     Also, the Certegy Merger triggered the performance criteria relating to performance stock option grants made in March 2005 and these awards vested when the trading value of the Company’s stock remained above $31.27 for 45 consecutive trading days following the Certegy Merger. As a result, the Company recorded a charge of $24.1 million in the first quarter of 2006 and recorded an additional $0.4 million in the second quarter of 2006 relating to these options that became fully vested on April 7, 2006.
     Selected unaudited pro forma results of operations for the six month period ended June 30, 2006, assuming the Certegy Merger had occurred as of January 1, 2006, and using actual general and administrative expenses prior to the acquisition are set forth below, together with actual results for the six month period ended June 30, 2007, that are presented for comparative purposes (in thousands):

	2007	2006
Total revenues	$2,300,304	$2,015,797
Net earnings	$207,507	$59,156
Pro forma earnings per share — basic	$1.08	$0.30
Pro forma earnings per share — diluted	$1.06	$0.30
     The June 30, 2006 pro forma results include pretax merger related costs recorded in January 2006 by Certegy of $79.7 million and a pretax charge of $24.5 million related to FIS performance-based stock compensation.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Other acquisitions:
     The following transactions with acquisition prices between $10 million and $100 million were completed by the Company during the period from January 1, 2006 through June 30, 2007. Purchase prices reflected in the table are net of cash acquired:

Name of Company Acquired	Date Acquired	Purchase Price
FastFunds Financial Corporation	February 1, 2006	$14.0 million
Proservvi Empreendimentos e Servicos Ltda.	July 17, 2006	$16.2 million
Watterson Prime, LLC	November 2, 2006	$10.4 million
Second Foundation, Inc.	February 15, 2007	$18.9 million
Espiel, Inc. and Financial Systems Integrators, Inc.	June 8, 2007	$43.3 million
     In addition, see Note 13 of the Notes to Consolidated Financial Statements for a description of the Company’s pending acquisition of eFunds Corporation (“EFD”).
(6) Investment in Covansys Corporation
     On September 15, 2004, Old FNF acquired 11 million shares of common stock, and warrants to purchase 4 million additional shares of Covansys Corporation (“Covansys”) common stock, a publicly traded U.S. based provider of application management and offshore outsourcing services with India-based operations, for $121.0 million in cash. Old FNF subsequently contributed the common stock and warrants to the Company which resulted in the Company owning approximately 29% of the common stock of Covansys. As of the end of the second quarter, the Company owned approximately 20% of the common stock of Covansys. The Company accounts for the investment in common stock, as of June 30, 2007, using the equity method of accounting. The accounting for the warrants, as of June 30, 2007, is governed by the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and changes in the fair value of the warrants are recorded through equity in other comprehensive earnings. The Company recorded equity earnings (net of tax) of $1.3 million and $0.3 million for the three month periods and $2.7 million and $2.1 million for the six month periods ended June 30, 2007 and 2006, respectively, from its investment in Covansys.
     On April 25, 2007, the board of directors of Covansys entered into an agreement with Computer Sciences Corporation (“CSC”) under which CSC agreed to acquire Covansys for $34.00 per share in an all-cash transaction. Prior to the merger closing, the Company sold 4.1 million shares of Covansys stock. The Company realized a gain on the sale of stock of $92.0 million during the second quarter. The merger closed on July 3, 2007, and the Company exchanged 6.9 million shares of stock for cash, and 4.0 million warrants for cash, per the terms of the merger agreement. The Company realized an additional pre-tax gain of $182.4 million, which will be recorded in the third quarter of 2007.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(7) Long-Term Debt
     Long-term debt as of June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Term Loan, unsecured, interest payable at LIBOR plus 0.875% (6.195% at June 30, 2007), quarterly principal amortization, maturing January 2012	$2,073,750	$—
Revolving Loan, unsecured, interest payable at LIBOR plus 0.70% (Eurocurrency Borrowings), Fed-funds plus 0.70% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.175% facility fee (6.195%, 6.185% or 8.425% respectively at June 30, 2007), maturing January 2012. Total of $469.5 million unused as of June 30, 2007	430,500	—
Term Loan B Facility, repaid January 18, 2007	—	1,730,000
Term Loan A Facility, repaid January 18, 2007	—	786,000
Unsecured notes, net of discount, interest payable semiannually at 4.75%, due September 2008	197,040	195,893
Revolving credit facility, repaid January 18, 2007	—	159,920
Other promissory notes with various interest rates and maturities (at June 30, 2007 and December 31, 2006 includes $94.9 million and $89.9 million, respectively, of non-recourse debt of Fidelity National Capital, Inc.)	151,134	137,688

	2,852,424	3,009,501
Less current portion	(113,621)	(61,661)

Long-term debt, excluding current portion	$2,738,803	$2,947,840

     On January 18, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, the Company repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which is unsecured, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement provides for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which will be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by the Company.
     The Term Loan balance was $2.1 billion and a total of $430.5 million was outstanding under the Revolving Loan as of June 30, 2007. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by substantially all of the domestic subsidiaries of the Company.
     The Company may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. The Company must make quarterly principal payments under the Term Loan in scheduled installments of: (a) $13.1 million per quarter from June 30, 2007 through December 31, 2008; (b) $26.3 million per quarter from March 31, 2009 through December 31, 2009; and (c) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date.
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
     The outstanding balance of the Loans bears interest at a floating rate, which is at the Company’s option, either (a) the Eurocurrency (LIBOR) rate plus an applicable margin or (b) either (i) the federal funds rate plus an applicable margin or (ii) the prime rate. The applicable margin is subject to adjustment based on a leverage ratio (total indebtedness to EBITDA of the Company and its consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, the Company has the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan (the “Bid Rate Advances”).
     The Credit Agreement provides procedures for lenders to submit bids for Bid Rate Advances and for the Company to accept or reject them. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. The Company’s management believes that the Company was in compliance with all covenants related to the Credit Agreement at June 30, 2007.
     On June 26, 2007, the Company received a commitment letter from J.P. Morgan Securities, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., and Banc of America Securities, LLC, to provide a new $1.6 billion tranche of term loans. The proceeds of the new tranche of term loans will be used to finance the EFD acquisition, and pay related fees and expenses. On July 16, 2007 the commitment letter was amended to add Wachovia Capital Markets, LLC, and Wachovia Bank, N.A. to the commitment parties. On July 30, 2007, the Company also executed an amendment to its existing Credit Agreement, to facilitate the purchase of EFD. See Note 13 of the Notes to Consolidated Financial Statements for a description of the amendment and related EFD acquisition.
     In April 2005, the Company entered into interest rate swap agreements in connection with its prior term loans (or any replacement debt, including the Term Loan). Under these agreements, the Company receives a LIBOR rate of interest in exchange for paying a fixed rate of approximately 4.38% until April 2008 on $350 million of notional principal amount. In April 2007, the Company entered into a further interest rate swap agreement. Under this agreement, the Company receives a LIBOR rate of interest in exchange for paying a fixed rate of 4.92% until April 2010, on $850 million of notional principal amount. The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in an asset of $11.5 million and $4.9 million, as of June 30, 2007 and December 31, 2006, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan.
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
     At the beginning of 2007, the Company had approximately $13.3 million of total gross unrecognized tax benefits. Of this total, $3.5 million (net of the federal benefit on state issues) would favorably affect the effective tax rate. The remaining amounts, if recognized, would result in an adjustment to goodwill. The increase in the amount of gross unrecognized tax benefits as a result of positions taken was $0.7 million and $2.2 million for the three and six months ended June 30, 2007, respectively.
     The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $0.4 million ($0.3 million after tax benefit) and $0.6 million ($0.4 million after tax benefit) for the three and six months ended June 30, 2007, respectively. The total amount of interest and penalties recognized in the consolidated balance sheet is $1.8 million at June 30, 2007. Interest and penalties on accrued but unpaid taxes are classified in the financial statements as income taxes.
     Due to the potential expiration of various statutes of limitation in the next twelve months, an estimated $1.4 million of gross unrecognized tax benefits may be recognized during that twelve month period.
     The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has been audited by the Internal Revenue Service (the “IRS”) over recent years and examinations for all years prior to 2006 have been closed or the statutes have expired. The Company is currently under IRS audit for the 2006 and 2007 tax years. Substantially all material foreign income tax return matters have been concluded through 1999. Substantially all state income tax returns have been concluded through 2002.
(9) Commitments and Contingencies
 Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matters listed below, depart from customary litigation incidental to the business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, Accounting for Contingencies (“SFAS 5”), when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals.
     The Company and certain of its employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. (“AIS”) in June of 2001. In March of 2002 (before AIS was acquired by Fidelity National Financial, Inc.), Grace’s contract was terminated because Grace was no longer providing sales agent services. In May of 2004, Grace asserted a claim for unpaid sales commissions, and filed suit against the Company later that same year in Monterey County, California. The case was subsequently re-filed in the United States District Court for the Middle District of Florida in March of 2006. In the lawsuit, Grace alleged damages caused by breach of contract, violation of the Racketeer Influenced and Corrupt Organizations (the “RICO”) Act and violation of the Foreign Corrupt Practices Act (the “FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the Securities and Exchange Commission and the U.S. Department of Justice. The Company’s legal counsel investigated Grace’s

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
RICO and FCPA allegations and concluded that no violations had occurred. The Company vigorously defended the civil lawsuit, and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. The Company continues to fully cooperate with the Securities and Exchange Commission and the U.S. Department of Justice.
 Employee Data Theft
     On July 3, 2007, the Company announced that management of its subsidiary, Certegy Check Services, Inc., had learned of the misappropriation of consumer information by a former employee.
     The Company’s investigation into this matter is still on-going. To date, after elimination of duplicate consumer records and invalid data, the Company has determined that approximately 8.5 million consumer records were stolen. Some of these records contained only identifying information (i.e., name, address, telephone number and in some cases, date of birth). However, approximately 5.7 million of the records included checking account information and approximately 1.5 million included credit card information. Because the investigation is continuing, it is possible that more records may be identified in the future. To date, the Company has seen no evidence of the stolen information being used for anything other than marketing purposes.
     Although the Company does not believe that it faces any significant liability for consumer or financial fraud, there can be no assurance this matter will not result in fines or other charges or adversely affect the Company’s relationships with the VISA and MasterCard issuing organizations, customers or regulators.
(10) Stock Option Plans
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment effective as of January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which the Company adopted on January 1, 2003 under the prospective method as permitted by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $8.8 million and $4.8 million for the three month periods and $17.2 million and $32.8 million for the six month periods ended June 30, 2007 and 2006, respectively, which is included in selling, general, and administrative expenses in the Consolidated Statements of Earnings. The six month period ended June 30, 2006 included stock compensation expense of $24.5 million relating to the FIS performance-based options granted on March 9, 2005 for which the performance and market criteria for vesting were met during the quarter.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(11) Segment Information
     Summarized financial information concerning the Company’s segments is shown in the following tables.
     As of and for the three month period ended June 30, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$709,724	$462,493	$4,021	$1,176,238
Cost of revenues	550,691	292,255	—	842,946

Gross profit	159,033	170,238	4,021	333,292
Selling, general and administrative expenses	45,989	48,110	31,671	125,770
Research and development costs	14,905	8,683	—	23,588

Operating income (loss)	98,139	113,445	(27,650)	183,934

Depreciation and amortization	$73,397	$33,796	$6,698	$113,891

Capital expenditures	$50,537	$19,692	$9,665	$79,894

Total assets	$5,156,369	$1,937,544	$701,303	$7,795,216

Goodwill	$2,687,329	$1,091,266	$2,772	$3,781,367

     As of and for the three month period ended June 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$612,076	$408,081	$1,789	$1,021,946
Cost of revenues	474,648	245,070	—	719,718

Gross profit	137,428	163,011	1,789	302,228
Selling, general and administrative expenses	51,088	50,173	24,605	125,866
Research and development costs	15,268	8,378	—	23,646

Operating income (loss)	71,072	104,460	(22,816)	152,716

Depreciation and amortization	$72,906	$35,104	$2,364	$110,374

Capital expenditures	$43,807	$30,301	$6,048	$80,156

Total assets	$5,177,886	$1,875,069	$289,830	$7,342,785

Goodwill	$2,615,398	$1,082,502	$—	$3,697,900

     For the six month period ended June 30, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,390,269	$902,882	$7,153	$2,300,304
Cost of revenues	1,080,742	575,520	—	1,656,262

Gross profit	309,527	327,362	7,153	644,042
Selling, general and administrative expenses	89,028	95,066	61,159	245,253
Research and development costs	32,423	18,274	—	50,697

Operating income (loss)	188,076	214,022	(54,006)	348,092

Depreciation and amortization	$144,165	$67,552	$12,787	$224,504

Capital expenditures	$76,140	$55,937	$21,933	$154,010

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     For the six month period ended June 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,113,624	$808,581	$677	$1,922,882
Cost of revenues	862,464	479,591	—	1,342,055

Gross profit	251,160	328,990	677	580,827
Selling, general and administrative expenses	90,604	109,236	71,755	271,595
Research and development costs	34,345	17,361	—	51,706

Operating income (loss)	126,211	202,393	(71,078)	257,526

Depreciation and amortization	$126,375	$77,349	$3,445	$207,169

Capital expenditures	$78,238	$60,536	$10,646	$149,420

 Transaction Processing Services
     The Transaction Processing Services segment focuses on filling the processing and risk management needs of large financial institutions, commercial lenders, independent community banks, credit unions and retailers. The primary applications are software applications that function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software which banks use to maintain the primary records of their customer accounts. This segment also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the segment’s financial institution customers and their clients. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, this segment provides check guarantee and verification services to retailers. Included in this segment was $153.0 million and $105.2 million in revenue from non-U.S. based customers in the three month periods and $292.4 million and $187.1 million in revenue from non-U.S. based customers in the six month periods ended June 30, 2007 and 2006, respectively.
 Lender Processing Services
     The Lender Processing Services segment provides a comprehensive range of products and services related to the mortgage life cycle. The primary applications include core mortgage processing applications and services which banks use to process and service mortgage loans as well as other services, including origination, data gathering, risk management, servicing, default management and property disposition services to lenders and other real estate professionals.
 Corporate and Other
     The Corporate and Other segment consists of operations and corporate overhead costs that are not included in, or allocated to, the Transaction Processing Services segment or Lender Processing Services segment.
(12) Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of the beginning of January 1, 2008 for calendar year entities. Management is currently evaluating the decision to elect SFAS 159, and the potential impact of adopting SFAS 159 on the Company’s statements of financial position and operations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(13) Acquisition of eFunds Corporation
     On June 27, 2007, the Company announced that it had entered into a definitive agreement whereby FIS will acquire EFD in an all cash transaction valued at approximately $1.8 billion. EFD is a leading provider of risk management, electronic funds transfer services, prepaid card processing, and global outsourcing solutions to more than 10,000 financial services companies in more than 80 countries. EFD also provides point-of-sale fraud prevention solutions to retailers and electronic benefits processing services to government entities. In 2006, EFD generated total revenue of $552.4 million and net income of $54.5 million.
     FIS plans to fund the $1.8 billion purchase price with a combination of cash on hand and recently secured long-term debt commitments. On July 30, 2007, the Company, along with the requisite lenders, executed an amendment to its existing Credit Agreement to facilitate its acquisition of EFD. The amendment permits the issuance of up to $2.1 billion in additional loans, of which a new $1.6 billion tranche of term loans will be funded to finance the acquisition of EFD. The amendment becomes effective upon satisfaction of certain conditions, including the closing of the EFD acquisition. The EFD acquisition is expected to be completed before the end of the third quarter of 2007, subject to approval by EFD shareholders and customary closing conditions.
     As a result of the additional leverage expected to be incurred in connection with the EFD acquisition, the applicable margin with respect to the Company’s loans under its current Credit Agreement is expected to increase by 37.5 basis points. The applicable margin under the new tranche of term loans to be used to finance the EFD acquisition is expected to be higher than the revised applicable margin under the Company’s current Credit Agreement.
(14) Subsequent Events
 Sale of Property Insight, LLC
     On August 2, 2007 the Company announced the sale of one of its subsidiaries, Property Insight, LLC (“Property Insight”), to FNF, for $95.0 million in cash. As of June 30, 2007, Property Insight had approximately $14.8 million in net assets with working capital of $12.4 million. Property Insight is a leading provider of title plant services for FNF, as well as to various national and regional title insurance underwriters. Property Insight primarily manages, maintains, and updates the title insurance plants that are owned by FNF. Additionally, Property Insight manages potential title plant construction activities for FNF. The sale is expected to be completed by the end of the third quarter of 2007, subject to certain regulatory approvals and customary closing conditions.
 Evaluation of Check Services Business
     On August 2, 2007, the Company announced that its management will evaluate strategic alternatives for the Company’s U.S. and Australian check services businesses. The Company’s Board of Directors authorized the plan, allowing management to investigate strategic alternatives. Check Services is a leading provider of retail point-of-sale check risk management solutions, as well as of cash access services to the gaming industry. There can be no assurance that any transaction will result from this review.
 Stock Repurchase
     Subsequent to June 30, 2007, the Company repurchased 949,000 shares of FIS stock for $47.4 million, at an average price per share of $49.93.

     Unless stated otherwise or the context otherwise requires, all references in this Form 10-Q to the registrant, “us,” “we,” “our,” the “Company” or “FIS” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries since the Certegy merger described in Note 5 and to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the Certegy merger; all references to “Certegy” are to Certegy Inc., and its subsidiaries, prior to the Certegy merger described in Note 5; all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of our shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties which forward-looking statements are subject to include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries; failure to adapt our services to changes in technology or in the marketplace; adverse changes in the level of real estate activity, which would adversely affect certain of our businesses; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; the risks and uncertainties related to our recently announced data theft, which continues to be investigated, and which includes the potential for fines, increased operating costs and loss of business; the possibility that our future acquisition of EFD/eFunds, which is subject to regulatory and EFD shareholder approval, may not be completed or may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers or other factors; and other risks detailed in the “Risk Factors” and other sections of this Form 10-Q and in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our most recent Form 10-K and other filings with the Securities and Exchange Commission.
Overview
     We are one of the largest global providers of processing services to financial institutions, and are among the market leaders in core processing, card issuing services, check risk management, mortgage processing, and certain other lender processing services in the U.S., serving customers in over 60 countries throughout the world. We offer a diversified product mix, and we believe that we will continue to benefit from the opportunity to cross-sell products and services across our broad customer base, and from our expanded international presence and scale. We have two reporting segments, Transaction Processing Services and Lender Processing Services, which produced approximately 61% and 39%, respectively, of our revenues for the six months ended June 30, 2007.
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

cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide check guarantee and verification services to retailers.
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
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Form 10-K was filed on March 1, 2007.
Transactions with Related Parties
     We have historically conducted business with FNF and its subsidiaries, and other related parties. See Note 3 of the Notes to Consolidated Financial Statements for a detailed description of all the related party transactions.
Factors Affecting Comparability
     The Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transaction:
•	On February 1, 2006, we merged into a wholly-owned subsidiary of Certegy. The transaction resulted in a reverse acquisition with a total purchase price of approximately $2.2 billion. Certegy provided credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services.
     Although the legal entity that survived the merger was Certegy (which has since been renamed Fidelity National Information Services, Inc.), for accounting purposes, our historical financial statements are those FIS. Our Consolidated Financial Statements include the results of operations of Certegy, effective as of the date of the acquisition. As a result of the transaction, the results of operations in the periods covered by the Consolidated Financial Statements may not be directly comparable.
Recent Developments
     Acquisition of eFunds Corporation
     On June 27, 2007, we announced that we entered into a definitive agreement whereby we will acquire eFunds Corporation (“EFD”) in an all cash transaction valued at approximately $1.8 billion. EFD is a leading provider of risk management, electronic funds transfer services, prepaid card processing, and global outsourcing solutions to more than 10,000 financial services companies in more than 80 countries. EFD also provides point-of-sale fraud prevention solutions to retailers and electronic benefits processing services to government entities. In 2006, EFD generated total revenue of $552.4 million and net income of $54.5 million.

     We plan to fund the $1.8 billion purchase price with a combination of cash on hand and recently secured long-term debt commitments. On July 30, 2007, we, along with the requisite lenders, executed an amendment to our existing Credit Agreement to facilitate our acquisition of EFD. The amendment permits the issuance of up to $2.1 billion in additional loans, of which a new $1.6 billion tranche of term loans will be funded to finance the acquisition of EFD. The amendment becomes effective upon satisfaction of certain conditions, including the closing of the EFD acquisition. The EFD acquisition is expected to be completed before the end of the third quarter of 2007, subject to approval by EFD shareholders and customary closing conditions.
Comparisons of three and six month periods ended June 30, 2007 and 2006
Consolidated Results of Operations
(in thousands, except per share amounts)

	Three month periods		Six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Processing and services revenues	$1,176,238	$1,021,946	$2,300,304	$1,922,882
Cost of revenues	842,946	719,718	1,656,262	1,342,055

Gross profit	333,292	302,228	644,042	580,827

Selling, general and administrative expenses	125,770	125,866	245,253	271,595
Research and development costs	23,588	23,646	50,697	51,706

Operating income	183,934	152,716	348,092	257,526

Other income (expense):
Interest income	578	1,533	1,267	3,424
Interest expense	(42,991)	(49,033)	(115,106)	(92,301)
Gain on sale of Covansys stock	92,044	—	92,044	—
Other income (expense), net	812	866	1,480	(1,244)

Total other income (expense)	50,443	(46,634)	(20,315)	(90,121)

Earnings before income taxes, equity in earnings of unconsolidated entities and minority interest	234,377	106,082	327,777	167,405
Income tax expense	86,533	40,629	121,278	64,116
Equity in earnings of unconsolidated entities	736	259	1,672	2,092
Minority interest	576	(317)	664	(6)

Net earnings	$148,004	$66,029	$207,507	$105,387

Net earnings per share — basic	$0.77	$0.34	$1.08	$0.58

Weighted average shares outstanding — basic	192,743	192,224	192,323	181,168

Net earnings per share — diluted	$0.75	$0.34	$1.06	$0.57

Weighted average shares outstanding — diluted	196,977	195,374	196,395	184,242

     Processing and Services Revenues
     Processing and services revenues totaled $1.2 billion and $1.0 billion in the three months and $2.3 billion and $1.9 billion in the six months ended June 30, 2007 and 2006, respectively. The increase in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 of $154.3 million, or 15.1%, was primarily due to organic growth across both segments. Growth in the Transaction Processing Services segment was driven by strong new sales, particularly in our international operations. The growth in the Lender Processing Services segment is primarily attributable to continuing increased demand for our default related services and market share gains in our appraisal services. The net impact of several small acquisitions and the deconsolidation of Fidelity National Real Estate Solutions, Inc. (“FNRES”) were insignificant. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, the increase of $377.4 million was due primarily to the same growth trends discussed above, with the impact of the Certegy Merger (see Note 5) contributing one additional month in the current year, or approximately $96.4 million of the total increase.
     Cost of Revenues
     Cost of revenues totaled $842.9 million and $719.7 million for the three months and $1.7 billion and $1.3 billion for the six months ended June 30, 2007 and 2006, respectively. The increase in cost of revenues of $123.2 million in the three months ended June 30, 2007 as compared to the same three months in the prior year is primarily the result of increased costs associated with the increased revenues. The increase in cost of revenues of $314.2 million in the six months ended June 30, 2007 compared with the six months ended June 30, 2006 is attributable to the growth trends across both segments and the impact of one additional month of Certegy in the current year, which contributed approximately $76.0 million of the total increase.
     Gross Profit
     Gross profit as a percentage of revenues was 28.3% and 29.6% for three months and 28.0% and 30.2% for the six months ended June 30, 2007 and 2006, respectively. The decrease in gross profit margin is due primarily to the Lender Processing Services segment which has been experiencing growth in lower margin product lines, particularly our appraisal services, along with declining margins in our tax and property exchange services due to the overall slowing of the real estate market. The impact of declining margins in these business lines is greater for the six month period comparison than for the most current three months due to the offsetting effect of targeted expense reductions made as a result of the lower volumes.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $125.8 million and $125.9 million for three months and $245.3 million and $271.6 million for the six months ended June 30, 2007 and 2006, respectively. While there is no significant change in the three month period comparison, the decrease of $26.3 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily relates to the decrease in stock based compensation expense. Stock based compensation decreased from $32.8 million in the six months ended June 30, 2006 to $17.2 million in the six months ended June 30, 2007, or $15.6 million. The decrease in stock-based compensation is attributable to the $24.5 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria was met during the first quarter of 2006. After the impact of stock compensation, the remaining decrease results from achieving current year cost reductions associated with further integration of the Certegy merger, partially offset by the impact of additional costs associated with the newly formed Brazilian business process outsourcing operation.
     Research and Development Costs
     Research and development costs totaled $23.6 million and $23.6 million for three months and $50.7 million and $51.7 million for the six months ended June 30, 2007 and 2006, respectively.
     Operating Income
     Operating income totaled $183.9 million and $152.7 million for the three months and $348.1 million and $257.5 million for the six months ended June 30, 2007 and 2006, respectively. Operating income was 15.6% and 14.9% of total revenue for the three months, and 15.1% and 13.4% of total revenue in the six months ended June 30, 2007 and 2006, respectively. The increase in 2007 reflects the factors discussed above.
     Interest expense
     Interest expense totaled $43.0 million and $49.0 million for three months and $115.1 million and $92.3 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in the three month period ended June 30, 2007 as compared to the three month period ended June 30, 2006 results from more favorable interest rates under our new credit facility as well as a lower outstanding long-term debt balance. The increase for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 results primarily from the inclusion of a $27.2 million charge to write-off of capitalized debt issuance costs relating to our prior credit facility, partially offset by the impact of lower interest rates and the lower long-term debt balance.
     Income Tax Expense
     FIS recorded income tax expense of $86.5 million and $40.6 million for the three months and $121.3 million and $64.1 million for the six months ended June 30, 2007 and 2006, respectively. This resulted in an effective tax rate of 36.9% and 37.0% for the three and six months ended June 30, 2007, respectively, and 38.3% for the three and six months ended June 30, 2006. The increase in tax expense is attributable to increased operating income and the gain on sale of Covansys common stock. The decrease in the overall effective tax rate for the three month period is due to the increase in foreign pre-tax income, which is taxed at reduced rates.
     Net Earnings
     Net earnings were $148.0 million and $66.0 million for the three months and $207.5 million and $105.4 million for the six months ended June 30, 2007 and 2006, respectively, and diluted earnings per share totaled $0.75 and $0.34 for the three months and $1.06 and $0.57 for the six months ended June 30, 2007 and 2006, respectively. Included in net earnings for the three and six months ended June 30, 2007 is an after tax gain of $58.0 million from the sale of Covansys stock.
     Segment Results of Operations
     Transaction Processing Services

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Processing and services revenues	$709,724	$612,076	$1,390,269	$1,113,624
Cost of revenues	550,691	474,648	1,080,742	862,464

Gross profit	159,033	137,428	309,527	251,160
Selling, general and administrative expenses	45,989	51,088	89,028	90,604
Research and development costs	14,905	15,268	32,423	34,345

Operating income	$98,139	$71,072	$188,076	$126,211

     Revenues for the Transaction Processing Services segment are derived from three main revenue channels; Enterprise Solutions, Integrated Financial Solutions and International. Revenues from the Transaction Processing Services segment totaled $709.7 million and $612.1 million for three months and $1.4 billion and $1.1 billion for the six months ended June 30, 2007 and 2006, respectively. The overall segment increase of $97.6 million in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was attributable to strong organic growth across all three revenue channels. The International channel contributed $44.0 million to the overall increase, with $21.9 million coming from the newly formed business process outsourcing operation in Brazil. In total, Enterprise Solutions contributed $270.1 million, Integrated Financial Solutions contributed $297.1 million and International contributed $143.3 million of revenue in the three months ended June 30, 2007 compared to $239.8 million, $275.9 million and $99.3 million in the three months ended June 30, 2006, respectively. The increase in overall revenues for the six month period ended June 30, 2007 of $276.6 million results from the previously mentioned growth, including $39.3 million in the Brazilian outsourcing operation, combined with the impact of one additional month of Certegy revenues which totaled $96.4 million. The expansion of revenues across all three channels is driven by both new customers and increased cross selling of products and services to existing customers.
     Cost of revenues for the Transaction Processing Services segment totaled $550.7 million and $474.6 million for the three months and $1.1 billion and $862.5 million for the six months ended June 30, 2007 and 2006, respectively. The $76.1 million increase in the three months ending June 30, 2007, as compared to the three months ended June 30, 2006, was primarily attributable to increased labor and other variable costs attributable to the increased revenues. Gross profit as a percentage of revenues was 22.4% and 22.5% for the three months and 22.3% and 22.6% for the six months ending June 30, 2007 and 2006, respectively.
     Selling, general and administrative expenses for the Transaction Processing Services segment totaled $46.0 million and $51.1 million for the three months and $89.0 million and $90.6 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in 2007 is primarily attributable to reduced management and administrative expenses due to targeted expense reductions, offset by one additional month of Certegy and the impact of the new Brazilian outsourcing operation.

     Research and development costs totaled $14.9 million and $15.3 million for the three months and $32.4 million and $34.3 million for the six months ended June 30, 2007 and 2006, respectively.
     Operating income totaled $98.1 million and $71.1 million for the three months and $188.1 million and $126.2 million for the six months ended June 30, 2007 and 2006, respectively. Operating margin was approximately 13.8% and 11.6% of total revenues for the three months and 13.5% and 11.3% of total revenues for the six months ended June 30, 2007 and 2006, respectively. The increase in the operating margin for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is attributable to the increase in gross profit, combined with the slight decline in selling, general, and administrative expenses.
     Lender Processing Services

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Processing and services revenues	$462,493	$408,081	$902,882	$808,581
Cost of revenues	292,255	245,070	575,520	479,591

Gross profit	170,238	163,011	327,362	328,990
Selling, general and administrative expenses	48,110	50,173	95,066	109,236
Research and development costs	8,683	8,378	18,274	17,361

Operating income	$113,445	$104,460	$214,022	$202,393

     Revenues from the Lender Processing Services segment totaled $462.5 million and $408.1 million for the three months and $902.9 million and $808.6 million for the six months ended June 30, 2007 and 2006, respectively. The overall segment increase of $54.4 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was primarily attributable to increased demand for our appraisal services, continued growth in our default management services, and an increase in revenues earned from FNF. These increases are partially offset by reductions in some of our businesses that are more prone to cyclicality in the real estate market, and deconsolidation of FNRES.
     Cost of revenues for the Lender Processing Services segment totaled $292.3 million and $245.1 million for the three months and $575.5 million and $479.6 million for the six months ended June 30, 2007 and 2006, respectively. The $47.2 million increase in the three months ending June 30, 2007, as compared to the three months ended June 30, 2006, was primarily attributable to increased personnel, data processing, and other variable costs as a result of increased sales. Gross profit as a percentage of revenues was 36.8% and 39.9% for the three months and 36.3% and 40.7% for the six months ended June 30, 2007 and 2006, respectively. The decrease in gross profit percentage relates primarily to growth in lower margin product lines, in particular appraisal and other professional services, along with the decline in tax and property exchange services, which typically have higher margins, due to the slowing of the real estate market.
     Selling, general and administrative expenses relating to the Lender Processing Services segment totaled $48.1 million and $50.2 million for the three months and $95.1 million and $109.2 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in 2007 is primarily attributable to the deconsolidation of FNRES.
     Research and development costs totaled $8.7 million and $8.4 million for the three months and $18.3 million and $17.4 million for the six months ended June 30, 2007 and 2006, respectively.
     Operating income for the Lender Processing Services segment totaled $113.4 million and $104.5 million for the three months and $214.0 million and $202.4 million for the six months ended June 30, 2007 and 2006, respectively. Operating income was 24.5% and 25.6% of revenues for the three months and 23.7% and 25.0% of revenues for the six months ended June 30, 2007 and 2006, respectively.

     Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs and additional small operations that are not included in the other segments. Corporate costs are primarily incurred directly by us, however, the prior year includes some amounts that were allocated from FNF prior to the merger with Old FNF, including stock based compensation. Selling, general and administrative expenses were $31.7 million and $24.6 million for the three months and $61.2 million and $71.8 million for the six months ended June 30, 2007 and 2006, respectively. The increase of $7.1 million for the three months ended June 30, 2007 compared to the same period in 2006 is primarily attributable to increased benefit costs including stock compensation and other plans. The decrease in the six month period ended June 30, 2007 primarily relates to a decrease in stock based compensation expense which decreased from $32.8 million in 2006 to $17.2 million in 2007. This decrease is primarily attributable to the $24.5 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria were met during the first quarter of 2006.
     Pro forma Segment Information
     Summarized pro forma financial information concerning our reportable segments is shown in the following tables. For comparative reasons the 2007 historical results below have been included, while the 2006 results below have been adjusted on a pro forma basis to reflect a January 1, 2006, effective date for the Merger with Certegy.
     For the six month period ended June 30, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,390,269	$902,882	$7,153	$2,300,304
Cost of revenues	1,080,742	575,520	—	1,656,262

Gross profit	309,527	327,362	7,153	644,042
Selling, general and administrative expenses	89,028	95,066	61,159	245,253
Research and development costs	32,423	18,274	—	50,697

Operating income (loss)	$188,076	$214,022	$(54,006)	$348,092

     For the six month period ended June 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other (a)	Total
Processing and services revenues	$1,204,587	$808,581	$2,629	$2,015,797
Cost of revenues	942,538	479,591	—	1,422,129

Gross profit	262,049	328,990	2,629	593,668
Selling, general and administrative expenses	95,015	109,236	154,234	358,485
Research and development costs	34,345	17,361	—	51,706

Operating income (loss)	$132,689	$202,393	$(151,605)	$183,477

(a)	Corporate and Other, for the six months ended June 30, 2006, includes merger related costs at Certegy of $79.7 million incurred prior to the acquisition date and a $24.5 million charge relating to the vesting of performance based options at FIS triggered by the closing of the merger.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At June 30, 2007, we have cash on hand of $220.9 million and debt of approximately $2.9 billion, including the current portion. We expect cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment. We plan to fund the $1.8 billion purchase of eFunds with a combination of cash on hand and recently secured long- term debt commitments.
     We currently pay quarterly dividends to our shareholders of $0.05 per share and expect to continue to do so in the future, although the payment of any future dividends is at the discretion of our Board of Directors and subject to any limits in our debt or other agreements.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. During 2006, we repurchased 4,261,200 shares at an average price of $37.60 under this program. On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to an additional $200 million worth of our common stock. Subsequent to June 30, 2007, we repurchased approximately 949,000 shares of our stock for $47.4 million, at an average price per share of $49.93.
     Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. In 2006, we spent approximately $300.2 million on capital expenditures. We spent $154.0 million during the six months ended June 30, 2007. We expect to spend approximately $300.0 million by the end of the year, primarily on equipment, purchased software and internally developed software.
     Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Line of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions thereto (the “Credit Agreement”). The Credit Agreement replaced our prior term loans and revolver as well as our prior $100 million Settlement Facility (as defined below). As a result of the new Credit Agreement, the Company repaid the old credit agreement and recorded a charge of $27.2 million to write-off capitalized debt issuance costs. The Credit Agreement, which is unsecured, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances, and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement provides for an uncommitted incremental loan facility in the uncommitted maximum principal amount of $600 million, which will be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by us.
     The Term Loan balance was $2.1 billion and a total of $430.5 million was outstanding under the Revolving Loan as of June 30, 2007. The obligations under the Credit Agreement have been jointly and severally unconditionally guaranteed by substantially all of the domestic subsidiaries of our company.
     We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan in scheduled installments of: (a) $13.1 million per quarter from June 30, 2007 through December 31, 2008; (b) $26.3 million per quarter from March 31, 2009 through December 31, 2009; and (c) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date.
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

     The outstanding balance of the Loans bears interest at a floating rate, which is at our option, either (a) the eurocurrency rate plus an applicable margin and mandatory cost or (b) either (i) the federal funds rate plus an applicable margin or (ii) the prime rate. The applicable margin is subject to adjustment based on a leverage ratio (total indebtedness to EBITDA, as further defined in the Credit Agreement). Alternatively, we have the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan (the “Bid Rate Advances”).
     The Credit Agreement provides procedures for lenders to submit bids for Bid Rate Advances and for us to accept or reject them. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. We believe that we are in compliance with all covenants related to the Credit Agreement at June 30, 2007.
     In connection with the new Credit Agreement, we terminated our prior credit agreement on January 18, 2007 and repaid it in full before its final scheduled expiration date of March 9, 2013. The final payment was approximately $2.64 billion, including principal, interest and fees. We incurred no early termination penalties in terminating the this credit agreement.
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
     On June 26, 2007, we received a commitment letter from J.P. Morgan Securities, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., and Banc of America Securities, LLC, to provide a new $1.6 billion tranche of term loans. The proceeds of the new tranche of term loans will be used to finance the EFD acquisition, and pay related fees and expenses. Subsequent to quarter end, on July 16, 2007 the commitment letter was amended to add Wachovia Capital Markets, LLC, and Wachovia Bank, N.A. to the commitment parties.
     As a result of the additional leverage expected to be incurred in connection with the EFD acquisition, the applicable margin with respect to our loans under our current Credit Agreement is expected to increase by 37.5 basis points. The applicable margin under the new tranche of term loans to be used to finance the EFD acquisition is expected to be higher than the revised applicable margin under our current Credit Agreement.
     Contractual Obligations
     Our long-term contractual obligations generally include our long-term debt and operating lease payments on certain of our property and equipment. The 5-year schedule as of June 30, 2007 is as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (Note 7) (1)	$65,669	$294,743	$153,944	$218,846	$166,209	$1,953,013	$2,852,424
Interest (1)	85,277	163,474	149,908	140,675	128,011	5,713	673,058
Operating leases	24,171	46,667	37,164	25,675	14,201	18,665	166,543
Investment commitments	32,943	37,094	—	—	—	—	70,037
Purchase commitments (2)	31,705	25,000	—	—	—	—	56,705
Data processing agreement obligations	20,901	50,278	53,900	55,990	55,645	325,213	561,927

Total	$260,666	$617,256	$394,916	$441,186	$364,066	$2,302,604	$4,380,694

(1)	The long-term debt and interest projections do not include any additional borrowings that will be made in connection with the closing of the EFD transaction.

(2)	These represent amounts committed to Covansys under our original Master Services Agreement and do not reflect adjustments relating to the amended agreement (Note 3). Under the amended agreement the projected minimum payments are $18.8 million for the remainder of 2007 and $33.3 million in 2008.

     Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than the Wisconsin lease discussed below.
     We have a synthetic lease arrangement (the “Wisconsin Lease”) which is not included in our consolidated balance sheets with respect to our facilities in Madison, Wisconsin (the “Wisconsin Leased Property”). In connection with the Certegy Merger, the term of the Wisconsin Lease was amended so that it was scheduled to expire on December 31, 2006. The term of the Wisconsin Lease has since been further amended so that it now expires on December 31, 2007. The original cost to the lessor of the Wisconsin Leased Property when Certegy entered into the Wisconsin Lease was approximately $10.1 million. Subject to the satisfaction of certain conditions, we have the option to acquire the Wisconsin Leased Property at its original cost, or to direct the sale of the Wisconsin Leased Property to a third party.
     Escrow Arrangements
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances, which amounted to $1.8 billion at June 30, 2007. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2007, related to these arrangements.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     As of June 30, 2007, we are paying interest on the Credit Agreement at LIBOR plus 0.875%, or 6.195%. A one percent increase in the LIBOR rate would increase our annual debt service on the Credit Agreement by $14.0 million (based on principal amounts outstanding at June 30, 2007, net of interest rate swaps as of April 11, 2007). The credit rating assigned to FIS by Standard & Poor’s was BB+ at June 30, 2007.
     In April 2005, we entered into interest rate swap agreements in connection with our prior term loans (or any replacement debt, including the Term Loan). Under these agreements, we receive a LIBOR rate of interest in exchange for paying a fixed rate of approximately 4.38% until April 2008 on $350 million of notional principal amount. In April 2007, we entered into a further interest rate swap agreement. Under this agreement, we receive a LIBOR rate of interest in exchange for paying a fixed rate of 4.92% until April 2010, on $850 million of notional principal amount. We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in an asset of $11.5 million and $4.9 million, as of June 30, 2007 and December 31, 2006, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to the business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	We review these matters on an ongoing basis and follow the provisions of SFAS No. 5, Accounting for Contingencies (“SFAS 5”), when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base decisions on the assessment of the ultimate outcome following all appeals.
     We and certain of our employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. (“AIS”) in June of 2001. In March of 2002 (before AIS was acquired by Fidelity National Financial, Inc.), Grace’s contract was terminated because Grace was no longer providing sales agent services. In May of 2004, Grace asserted a claim for unpaid sales commissions, and filed suit against us later that same year in Monterey County, California. The case was subsequently re-filed in the United States District Court for the Middle District of Florida in March of 2006. In the lawsuit, Grace alleged damages caused by breach of contract, violation of the Racketeer Influenced and Corrupt Organizations (the “RICO”) Act and violation of the Foreign Corrupt Practices Act (the “FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the Securities and Exchange Commission and the U.S. Department of Justice. Our legal counsel investigated Grace’s RICO and FCPA allegations and concluded that no violations had occurred. We vigorously defended the civil lawsuit, and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. We continue to fully cooperate with the Securities and Exchange Commission and the U.S. Department of Justice.

Item 1A. Risk Factors
     The following is in addition to the matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2006.
     Misappropriation of consumer data by a former employee could materially adversely affect our relationship with governing organizations, customers or regulators.
     On July 3, 2007, we announced the misappropriation of consumer information by one of our former employees. Our investigation into this matter is on-going. To date, after elimination of duplications and invalid data, we have determined that approximately 8.5 million consumer records were stolen. Some of these records contained only identifying information (i.e., name, address, telephone number and in some cases, date of birth). However, approximately 5.7 million of the records included checking account information and approximately 1.5 million included credit card information. Although the substantial majority of this information was from our check authorization and gaming operations businesses, we have also determined that a portion of the stolen credit card information was derived from our credit card issuance business. Because the investigation is continuing, it is possible that more records may be identified in the future. To date, we have seen no evidence of the stolen information being used for anything other than marketing purposes. Although we do not anticipate significant liability to consumers or for financial fraud, there can be no assurance that this matter will not result in fines or other consequences that adversely impact us or our relationship with governing organizations (such as the VISA and MasterCard issuing organizations), customers or regulators.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 8, 2007, we acquired Espiel, Inc. and Financial Systems Integrators, Inc. (“Espiel”) for approximately $43.3 million, consisting of approximately $39.0 million in cash and the issuance of approximately 119,000 shares of our common stock. The shares of our common stock that were issued to Espiel shareholders in this acquisition were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Rule 506 of Regulation D promulgated thereunder. We believe that the Espiel private offering qualified for exemption from registration pursuant to Rule 506 of Regulation D because the shares of our common stock issued were issued solely to “accredited investors”, as that term is defined in Rule 501 of Regulation D.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 23, 2007. The results of matters submitted to a vote were as follows:
     Nominees for Class 1 directors to serve until the 2010 FIS Annual Meeting of Shareholders were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”
Lee A. Kennedy	163,641,278	5,247,218
Keith W. Hughes	160,595,259	8,293,237
James K. Hunt	162,438,307	6,450,189
Richard N. Massey	163,431,539	5,456,957
     Directors whose term of office as a director continued after the meeting are as follows: William P. Foley, II, Thomas M. Hagerty, Daniel D. Lane, David K. Hunt, Cary H. Thompson, Marshall Haines and Robert M. Clements.

     The proposal to approve the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for FIS for 2007 received the following votes:

	Votes	Percentage
Shares Voted “For”	167,018,469	98.9%
Shares Voted “Against”	1,027,466	0.6%
Shares Voted “Abstain”	842,559	0.5%
Item 6. Exhibits
(a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	Fidelity National Information Services, Inc.
	By:	/s/ Jeffrey S. Carbiener
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