Form 10-Q
period 2007-09-30
Fidelity National Information Services, Inc.
filed 2007-11-09
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of September 30, 2007, 193,964,594 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2007
See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$279,076	$211,753
Trade receivables, net of allowance for doubtful accounts of $35.2 million and $31.5 million, respectively, at September 30, 2007 and December 31, 2006	759,311	623,065
Other receivables	187,172	159,584
Settlement deposits	35,239	25,488
Settlement receivables	46,267	18,442
Receivable from related party	32,618	5,208
Prepaid expenses and other current assets	163,386	148,601
Deferred income taxes	76,854	108,398

Total current assets	1,579,923	1,300,539

Property and equipment, net of accumulated depreciation and amortization of $257.6 million and $261.7 million, respectively, at September 30, 2007 and December 31, 2006	399,633	345,799
Goodwill	5,111,670	3,737,540
Intangible assets, net of accumulated amortization of $561.8 million and $449.5 million, respectively, at September 30, 2007 and December 31, 2006	1,221,487	1,009,978
Computer software, net of accumulated amortization of $284.5 million and $324.2 million, respectively, at September 30, 2007 and December 31, 2006	871,975	640,815
Deferred contract costs	249,652	233,996
Investment in unconsolidated entities	31,018	195,739
Long term note receivable from FNF	6,459	—
Long term lease receivables	—	52,702
Other noncurrent assets	121,940	113,452

Total assets	$9,593,757	$7,630,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$555,823	$520,016
Settlement payables	80,884	43,930
Current portion of long-term debt	272,719	61,661
Deferred revenues	246,303	254,908

Total current liabilities	1,155,729	880,515

Deferred revenues	110,158	104,479
Deferred income taxes	428,495	396,263
Long-term debt, including a related party note payable of $13.9 million at December 31, 2006, excluding current portion	4,048,157	2,947,840
Other long-term liabilities	167,285	145,749

Total liabilities	5,909,824	4,474,846

Minority interest	13,592	12,970

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock $0.01 par value; 600 million shares authorized, 199.0 million and 197.4 million shares issued at September 30, 2007 and December 31, 2006, respectively	1,990	1,974
Additional paid in capital	3,030,346	2,879,271
Retained earnings	800,841	376,961
Accumulated other comprehensive earnings	73,005	45,009
Treasury stock $0.01 par value; 5.0 million and 6.4 million shares at September 30, 2007 and December 31, 2006, respectively	(235,841)	(160,471)

Total stockholders’ equity	3,670,341	3,142,744

Total liabilities and stockholders’ equity	$9,593,757	$7,630,560

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share amounts)

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Processing and services revenues, including $36.7 million and $37.8 million of revenues from related parties for the three month periods and $120.2 million and $105.9 million of revenues from related parties for the nine month periods ended September 30, 2007 and 2006, respectively	$1,168,067	$1,058,197	$3,427,602	$2,933,641

Cost of revenues, including related party expenses of $0.4 million and $0.6 million in the three month periods and $1.4 million and $2.4 million for the nine month periods ended September 30, 2007 and 2006, respectively	838,912	758,813	2,470,143	2,072,464

Gross profit	329,155	299,384	957,459	861,177

Selling, general, and administrative expenses, including expense incurred (reimbursement) from related parties of $0.4 million and $(0.9) million in the three month periods and $(3.7) million and $(3.4) million for the nine month periods ended September 30, 2007 and 2006, respectively	123,802	111,014	363,922	379,278
Research and development costs	26,456	25,855	77,153	77,561

Operating income	178,897	162,515	516,384	404,338

Other income (expense):
Interest income	1,073	444	2,255	3,559
Interest expense	(44,370)	(49,717)	(159,454)	(142,018)
Gain on sale of investment in Covansys	182,444	—	274,488	—
Other income (expense), net	3,332	(593)	4,812	(1,682)

Total other income (expense)	142,479	(49,866)	122,101	(140,141)

Earnings before income taxes, equity in earnings of unconsolidated entities, minority interest, and discontinued operations	321,376	112,649	638,485	264,197
Provision for income taxes	118,909	40,207	236,240	98,266

Earnings before equity in earnings of unconsolidated entities, minority interest, and discontinued operations	202,467	72,442	402,245	165,931
Equity in (losses) earnings of unconsolidated entities	(406)	1,686	1,266	3,778
Minority interest (expense) income	(799)	34	(1,463)	40

Net earnings from continuing operations	201,262	74,162	402,048	169,749
Earnings from discontinued operations, net of tax	1,918	4,418	8,639	14,218
Gain on disposition of discontinued operations, net of tax	42,124	—	42,124	—

Net earnings	$245,304	$78,580	$452,811	$183,967

Net earnings per share — basic from continuing operations	$1.04	$0.39	$2.09	$0.92
Net earnings per share — basic from discontinued operations	0.23	0.02	0.26	0.08

Net earnings per share — basic	$1.27	$0.41	$2.35	$1.00

Weighted average shares outstanding — basic	193,171	190,680	192,609	184,373

Net earnings per share — diluted from continuing operations	$1.02	$0.39	$2.04	$0.90
Net earnings per share — diluted from discontinued operations	0.23	0.02	0.26	0.08

Net earnings per share — diluted	$1.25	$0.41	$2.30	$0.98

Weighted average shares outstanding — diluted	196,649	193,626	196,480	187,405

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In thousands)

	Three month periods		Nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net earnings	$245,304	$78,580	$452,811	$183,967
Other comprehensive earnings:
Unrealized gain on Covansys warrants(1)	—	7,659	7,647	6,434
Unrealized (loss) gain on interest rate swaps(2)	(10,504)	(2,788)	(6,435)	452
Unrealized gain on other investments	115	—	69	—
Unrealized gain (loss) on foreign currency translation	21,264	(128)	41,034	15,005
Reclassification adjustments for realized gains on Covansys warrants included in net earnings (3)	(14,319)	—	(14,319)	—

Other comprehensive (loss) earnings	(3,444)	4,743	27,996	21,891

Comprehensive earnings	$241,860	$83,323	$480,807	$205,858

(1)	Net of income tax expense of $0.0 million and $4.8 million for the three month periods and $4.8 million and $4.0 million for the nine month periods ended September 30, 2007 and 2006, respectively.

(2)	Net of income tax benefit (expense) of $6.1 million and $1.8 million for the three month periods and $3.6 million and $(0.3) million for the nine month periods ended September 30, 2007 and 2006, respectively.

(3)	Net of income tax expense of $9.0 million for the three month period and $9.0 million for the nine month period ended September 30, 2007.
See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid in	Retained	Comprehensive	Treasury	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	Earnings	Shares	Stock	Equity
Balances, December 31, 2006	197,427	$1,974	$2,879,271	$376,961	$45,009	(6,436)	$(160,471)	$3,142,744
Net earnings	—	—	—	452,811	—	—	—	452,811
Dividends paid	—	—	—	(28,931)	—	—	—	(28,931)
Exercise of stock options	1,460	15	39,976	—	—	3,029	4,969	44,960
Tax benefit associated with exercise of stock options	—	—	44,243	—	—	—	—	44,243
Stock—based compensation	—	—	27,130	—	—	—	—	27,130
Purchase of treasury stock	—	—	—	—	—	(1,634)	(80,339)	(80,339)
Issuance of stock-based awards in eFunds acquisition	—	—	33,727	—	—	—	—	33,727
Espiel, Inc. acquisition	119	1	5,999	—	—	—	—	6,000
Unrealized loss on investments and derivatives, net	—	—	—	—	(13,038)	—	—	(13,038)
Unrealized gain on foreign currency translation, net	—	—	—	—	41,034	—	—	41,034

Balances, September 30, 2007	199,006	$1,990	$3,030,346	$800,841	$73,005	(5,041)	$(235,841)	$3,670,341

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Nine month periods ended
	September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net earnings	$452,811	$183,967
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	358,943	318,304
Gain on sale of Covansys stock	(274,488)	—
Gain on sale of discontinued operations	(66,863)	—
Gain on sale of other assets	(4,812)	1,837
Amortization of debt issuance costs	29,224	3,976
Stock-based compensation	27,130	37,222
Deferred income taxes	(26,713)	29,898
Income tax benefit from exercise of stock options	(44,243)	(18,663)
Equity in earnings of unconsolidated entities	(1,266)	(3,778)
Minority interest	1,463	(40)
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in trade receivables	(115,811)	65,225
Net increase in prepaid expenses and other assets	(41,571)	(45,658)
Net increase in deferred contract costs	(41,335)	(70,594)
Net decrease in deferred revenue	(11,630)	(5,506)
Net increase (decrease) in accounts payable, accrued liabilities, and other liabilities	15,567	(124,668)

Net cash provided by operating activities	256,406	371,522

Cash flows from investing activities: Additions to property and equipment	(85,386)	(79,078)
Additions to capitalized software	(159,285)	(137,456)
Proceeds from sale of Covansys stock	430,157	—
Proceeds from sale of discontinued operations	95,720	—
Proceeds from sale of other assets, net of cash transferred out	(14,485)	—
Acquisitions, net of cash acquired	(1,722,257)	122,621

Net cash used in investing activities	(1,455,536)	(93,913)

Cash flows from financing activities:
Borrowings	4,300,300	208,000
Debt service payments	(2,987,160)	(368,576)
Capitalized debt issuance costs	(28,052)	(5,059)
Dividends paid	(28,931)	(28,629)
Stock options exercised	44,960	40,516
Income tax benefit from exercise of stock options	44,243	18,663
Treasury stock purchases	(80,339)	(103,837)
Net contribution from parent	—	1,395

Net cash provided by (used in) financing activities	1,265,021	(237,527)

Effect of foreign currency exchange rates on cash	1,432	1,456
Net increase in cash and cash equivalents	67,323	41,538
Cash and cash equivalents, beginning of period	211,753	133,152

Cash and cash equivalents, end of period	$279,076	$174,690

Cash paid for interest	$136,483	$141,447

Cash paid for taxes	$227,812	$48,808

Non-cash contribution of capital – National NY	$—	$9,349

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Unless stated otherwise or the context otherwise requires, all references in this Form 10-Q to the registrant, “us,” “we,” “our,” the “Company” or “FIS” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries with respect to periods since the Certegy merger described in Note 5 and to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the Certegy merger; all references to “Certegy” are to Certegy Inc., and its subsidiaries, with respect to periods prior to the Certegy merger described in Note 5; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS; all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of the Company’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of Fidelity National Information Services, Inc. and its subsidiaries prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
     Shortly after consummating the Certegy Merger, the Company implemented a new organizational structure, which resulted in the formation of new operating segments beginning with the reporting of results for the first quarter of 2006 (Note 11). Effective as of February 1, 2006, the Company’s reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition the Company provides risk management services to retailers and financial institutions.

•	Lender Processing Services. This segment offers core mortgage processing software, which banks use to process and service mortgage loans, as well as customized outsourced business processes and information solutions primarily to national lenders and loan servicers. These processes include centralized, customized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. This segment’s information solutions include property data and real estate-related services. Included in these services are appraisal and valuation services, property records information, real estate tax services, and borrower credit and flood zone information. On October 25, 2007, the Company announced that the Board of Directors of FIS has approved a plan to pursue a spin-off of the LPS division into a separate publicly traded company (Note 14).
     The Company also has a corporate segment that consists of the corporate overhead and other operations that are not included in the other segments.
     On September 12, 2007, the Company purchased eFunds ( the “eFunds Acquisition”) (Note 5) in an all cash transaction with purchase accounting applied to the acquired assets and assumed liabilities of eFunds. The results of operations of eFunds are only included in these historical financial statements for periods subsequent to the eFunds Acquisition. The eFunds business units will operate within the TPS segment of the Company.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(3) Transactions with Related Parties
     The Company has historically conducted business with Old FNF and its subsidiaries, including FNF. In March 2005, in connection with the recapitalization of and sale of a minority equity interest in the Company, FIS entered into various agreements with Old FNF under which it has continued to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with Old FNF under which Old FNF continued to provide corporate services. In September 2005, when FNT was formed and the title insurance business was consolidated under FNT, many of these agreements were amended and restated to take into account the services that would be performed for and by FNT rather than Old FNF. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were further amended and restated to reflect changes in the parties’ relationships. Certain of these agreements were further amended or terminated in connection with the FNF Merger and related transactions. A summary of these agreements in effect through September 30, 2007 is as follows:
•	Agreement to provide data processing services. This agreement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and its subsidiaries. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years.

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company is paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNF, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF to provide corporate services to the Company. Through November 9, 2006, these agreements provided for FNF to provide general management, accounting, treasury, tax, finance, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate and administrative support to the Company. Since November 9, 2006, these charges only relate to certain less significant activities performed or recorded by FNF on behalf of the Company. The pricing of these services is at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF in providing such services based on estimates that FNF and the Company believe to be reasonable.

•	Licensing, leasing, cost sharing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with the Company’s use of certain intellectual property or other assets of or services by FNF.

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the Company providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $34.6 million and $21.6 million for the three months ended, and $103.0 million and $58.7 million for the nine months ended September 30, 2007 and 2006, respectively, representing commissions on title insurance policies placed by the Company on behalf of title insurance subsidiaries of FNF. These commissions in aggregate are equal to approximately 88% of the total title premium from title policies that the Company places with subsidiaries of FNF. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Sale of Property Insight, LLC
     On August 31, 2007 the Company completed the sale of one of its subsidiaries, Property Insight, LLC (“Property Insight”), to FNF, for $95.0 million in cash, realizing a pre-tax gain of $66.9 million ($42.1 million after-tax), based on net assets of $28.1 million. Property Insight is reported as a discontinued operation in the consolidated statements of earnings for the three and nine month periods ended September 30, 2007 in accordance with SFAS No. 144. The net earnings from Property Insight has also been reclassified on each statement of earnings presented in accordance with SFAS No. 144. Property Insight had revenues of $11.8 million and $22.5 million for the three month periods and $52.6 million and $69.9 million for the nine month periods ended September 30, 2007 and 2006, respectively. Property Insight had pretax profit of $3.0 million and $7.0 million for the three month periods and $13.7 million and $22.9 million for the nine month periods ended September 30, 2007 and 2006, respectively. Property Insight was a part of the LPS segment and was a leading provider of title plant services to FNF, as well as to various national and regional title insurance underwriters. Property Insight primarily managed, maintained, and updated the title insurance plants that are owned by FNF. As a result of the transaction, FIS received related party revenues from FNF through August 31, 2007, but will incur related party expenses relating to FIS’ title agency operation’s access to Property Insight’s data going forward. The prior agreements between FNF and FIS governed the fee structure under which the Company was paid for maintaining, managing and updating title plants owned by FNF’s title underwriters in certain parts of the country. The title plant maintenance agreement required, among other things, that the Company gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sold property information to title underwriters which are subsidiaries of FNF as well as to various unaffiliated customers. The Company paid FNF a royalty fee of 2.5% to 3.75% of the revenues received. In the case of the maintenance agreement, the Company was responsible for the costs of keeping the title plant assets current and functioning, and, in return, received the revenue generated by those assets
     A detail of related party items included in revenues and expenses, for the three month periods ending September 30, 2007 and 2006, and for the nine month periods ending September 30, 2007 and 2006, is as follows (in millions):

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2007	2006	2007	2006
Data processing services revenue	$11.1	$20.4	$35.7	$55.0
Title plant information, maintenance, and management revenue	6.6	5.9	29.6	17.7
Software and services revenue	15.8	7.9	44.4	24.7
Other real-estate related services	3.2	3.6	10.5	8.5

Total revenues	$36.7	$37.8	$120.2	$105.9

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2007	2006	2007	2006
Title plant information, maintenance, and management expense	$0.4	$0.6	$1.4	$2.4
Corporate services	0.5	2.7	2.1	7.6
Licensing, leasing, cost sharing, and other services	(0.1)	(3.6)	(5.8)	(11.0)

Total expenses	$0.8	$(0.3)	$(2.3)	$(1.0)

     The Company believes the amounts earned from or charged by FNF to the Company under each of the foregoing service arrangements are fair and reasonable. The Company believes that the approximate 88% aggregate commission rate on title insurance policies is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The Company’s information technology

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
infrastructure support and data center management services to FNF are priced within the range of prices the Company offers to third parties. These transactions between the Company and FNF are subject to review for performance and pricing.
     The Company also provides data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF holds an approximate 40% equity interest. The Company recorded revenue relating to the Sedgwick arrangement of $9.5 million and $7.8 during the three months and $28.1 million and $7.8 million during the nine months ended September 30, 2007 and 2006, respectively.
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
     Merger with FNF Capital
     On October 26, 2006, the Company completed a merger with FNF Capital, Inc. (“FNF Capital”), a leasing subsidiary of Old FNF. The Company issued 279,000 shares of the Company’s common stock to Old FNF in exchange for a majority ownership in FNF Capital. The transaction was recorded at Old FNF’s historical basis in FNF Capital of approximately $2.3 million and the Company purchased the minority ownership shortly thereafter for $3.8 million in cash. Through the merger, the Company assumed a note payable to Old FNF of $13.9 million, and the Company recorded interest expense related to this note of $0.2 million and $0.6 million during the three and nine months ended September 30, 2007, respectively. On September 30, 2007, the Company sold certain leasing assets back to FNF for $15.0 million and FNF assumed the aforementioned note payable and other liabilities. The Company also recorded a $7.3 million note receivable from FNF relating to the transaction.
     The contribution of National New York and the merger with FNF Capital were completed between entities under common control (at the time of such contributions) and their results of operations and account balances have been included in the Company’s results of operations and statement of financial position since the dates of the relevant transactions. Had the Company included the results of operations for all periods presented in the Consolidated Financial Statements, net earnings would have decreased (increased) $0.6 million and ($0.3) million during the three and nine months ended September 30, 2006, respectively.
     Investment by FNF in Fidelity National Real Estate Solutions, Inc.
     On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc. (“FNRES”), a subsidiary of the Company, for approximately 61% of the outstanding shares of FNRES. As a result, since December 31, 2006, the Company no longer consolidates FNRES, but has recorded its remaining 39% interest as an equity investment in the amount of $31.0 million and $33.5 million as of September 30, 2007 and December 31, 2006, respectively. The Company recorded equity losses (net of tax), from its investment in FNRES, of $0.5 million and $1.6 million during the three and nine months ended September 30, 2007, respectively.
     Transactions with ABN AMRO Real and Banco Bradesco S.A.
     The Company recorded revenues of $10.7 million and $12.3 million for the three month periods and $39.5 million and $33.0 million for the nine month periods ended September 30, 2007 and 2006, respectively, from ABN AMRO Real (“ABN”). The Company recorded revenues of $15.1 million and $6.3 million for the three month periods and $35.4 million and $16.2 million for the nine month periods ended September 30, 2007 and 2006, respectively, from Banco Bradesco (“Bradesco”). Both ABN and Bradesco are venture partners in the Company’s Brazilian card business.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2007 and 2006 are computed in accordance with SFAS 128, Earnings per Share, using the treasury stock method.
     The following table summarizes the earnings per share for the three and nine month periods ending September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings from continuing operations	$201,262	$74,162	$402,048	$169,749
Net earnings from discontinued operations	1,918	4,418	8,639	14,218
Gain on disposition of discontinued operations	42,124	—	42,124	—

Net earnings	$245,304	$78,580	$452,811	$183,967

Weighted average shares outstanding — basic	193,171	190,680	192,609	184,373
Plus: Common stock equivalent shares assumed from conversion of options	3,478	2,946	3,871	3,032

Weighted average shares outstanding — diluted	196,649	193,626	196,480	187,405

Net earnings per share — basic from continuing operations	$1.04	$0.39	$2.09	$0.92
Net earnings per share — basic from discontinued operations	0.23	0.02	0.26	0.08

Net earnings per share — basic	$1.27	$0.41	$2.35	$1.00

Net earnings per share — diluted from continuing operations	$1.02	$0.39	$2.04	$0.90
Net earnings per share — diluted from discontinued operations	0.23	0.02	0.26	0.08

Net earnings per share — diluted	$1.25	$0.41	$2.30	$0.98

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
     Options to purchase shares of the Company’s common stock of approximately 2.7 million and 2.0 million for the three month periods and 3.4 million and 1.7 million for the nine month periods ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(5) Acquisitions
     The results of operations and financial position of the entities acquired during the nine month period ended September 30, 2007 and during 2006 are included in the Consolidated Financial Statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed with any excess cost over fair value being allocated to goodwill. Third party valuations are obtained for significant acquisitions.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     eFunds Corporation
     On September 12, 2007, the Company completed its acquisition of eFunds. This acquisition expands the Company’s presence in risk management services, EFT services, prepaid card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. Pursuant to the Agreement and Plan of Merger (the “eFunds Merger Agreement”) dated as of June 26, 2007, eFunds became a wholly-owned subsidiary of FIS. The issued and outstanding shares of eFunds common stock, par value $0.01 per share were converted into the right to receive $36.50 per share in cash from FIS.

     The total purchase price was as follows (in millions):

Cash paid for eFunds’ common stock	$1,744.9
Value of eFunds’ stock awards	33.7
Estimated transaction costs	8.3

$1,786.9

     The purchase price has been initially allocated to eFunds’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of September 12, 2007. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The initial purchase price allocation is as follows (in millions):

Cash	$99.3
Trade and other receivables	126.2
Land, buildings, and equipment	74.3
Other assets	17.1
Computer software	175.2
Intangible assets	317.5
Goodwill	1,332.4
Liabilities assumed	(355.1)

Total purchase price	$1,786.9

     The allocation of the purchase price to intangible assets, including computer software, is based on preliminary valuations. The Company is still assessing the economic characteristics of certain software projects and customer relationships. The Company expects to substantially complete this assessment during the fourth quarter of 2007 and will adjust the amounts recorded as of September 30, 2007 to reflect our revised evaluations.
     The following table summarizes the liabilities assumed in the eFunds Acquisition (in millions):

Notes payable and capital lease obligations	$101.6
Deferred income taxes	106.2
Estimated severance payments	34.0
Estimated employee relocation and facility closure costs	10.4
Other merger related costs	10.9
Other operating liabilities	92.0

$355.1

     The Company is currently evaluating the various employment agreements, lease agreements, vendor arrangements, and customer contracts of eFunds. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company. The Company expects to substantially complete this evaluation during the fourth quarter of 2007 and will adjust the amounts recorded as of September 30, 2007 to reflect our revised evaluations.
     In connection with the eFunds Acquisition, the Company also adopted eFunds’ stock option plans and has registered approximately 2.2 million options and 0.2 million restricted stock units in replacement of similar

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
outstanding awards held by eFunds employees. The amounts attributable to vested options are included as an adjustment to purchase price and the amounts attributable to unvested options and restricted stock units will be expensed based on a valuation at the date of closing over the remaining vesting period.
     FIS funded the $1.8 billion purchase price with a combination of cash on hand and long-term debt in the form of a new $1.6 billion tranche of term loans denominated in U.S. dollars (“Term Loan B”) added to the existing credit facility of FIS under the Credit Agreement dated as of January 18, 2007 (Note 7).
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

$1,370.6

     In connection with the Certegy Merger, the Company announced that it intends to terminate and settle the Certegy U.S. Retirement Income Plan (pension plan). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The Company received an Internal Revenue Service (the “IRS”) determination letter, dated July 26, 2007, and expects to finalize the settlement by the end of 2007. In addition to the pension plan obligation, the Company assumed liabilities for Certegy’s Supplemental Executive Retirement Plan (the “SERP”) and Postretirement Benefit Plan. The total liability recorded as part of the purchase price allocation related to all three plans, net of the fair value of plan related assets, was $31.1 million.
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
     Pro Forma Results
     Selected unaudited pro forma results of operations for the nine month periods ended September 30, 2007 and September 30, 2006, assuming the eFunds Acquisition and Certegy Merger had occurred as of January 1, 2006, and using actual general and administrative expenses prior to the acquisition and merger, are presented for comparative purposes below (in thousands):

	2007	2006
Total revenues	$3,813,301	$3,438,060
Net earnings from continuing operations	$297,125	$71,996
Pro forma earnings per share — basic from continuing operations	$1.54	$0.38
Pro forma earnings per share — diluted from continuing operations	$1.51	$0.37
     The September 30, 2006 pro forma results include pre-tax merger related costs recorded in January 2006 by Certegy of $79.7 million and a pre-tax charge of $24.5 million related to FIS performance-based stock compensation. The September 30, 2007 pro forma results include a pre-tax gain of $274.5 million on the sale of the investment in Covansys, and eFunds merger related costs of approximately $91.4 million.
Other acquisitions:
     The following transactions with acquisition prices between $10 million and $100 million were completed by the Company during the period from January 1, 2006 through September 30, 2007. Purchase prices reflected in the table are net of cash acquired:

Name of Company Acquired	Date Acquired	Purchase Price
FastFunds Financial Corporation	February 1, 2006	$14.0 million
Proservvi Empreendimentos e Servicos Ltda.	July 17, 2006	$16.2 million
Watterson Prime, LLC	November 2, 2006	$10.4 million
Second Foundation, Inc.	February 15, 2007	$18.9 million
Espiel, Inc. and Financial Systems Integrators, Inc.	June 8, 2007	$43.3 million
(6) Investment in Covansys Corporation
     On September 15, 2004, Old FNF acquired 11 million shares of common stock, and warrants to purchase 4 million additional shares of Covansys Corporation (“Covansys”) common stock, a publicly traded U.S. based provider of application management and offshore outsourcing services with India-based operations, for $121.0 million in cash. Old FNF subsequently contributed the common stock and warrants to the Company which resulted in the Company owning approximately 29% of the common stock of Covansys. The Company accounted for the investment in common stock using the equity method of accounting. The accounting for the warrants was governed by the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and changes in the fair value of the warrants were recorded through equity in other comprehensive earnings.
     On April 25, 2007, the board of directors of Covansys entered into an agreement with Computer Sciences Corporation (“CSC”) under which CSC agreed to acquire Covansys for $34.00 per share in an all-cash transaction. The merger closed on July 3, 2007, and the Company exchanged its remaining 6.9 million shares of stock for cash, and 4.0 million warrants for cash, per the terms of the merger agreement. The Company received cash proceeds totaling $430.2 million and realized a pre-tax gain on sales of Covansys securities of $274.5 million in 2007, of which $182.4 million was recorded in the three month period ended September 30, 2007.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(7) Long-Term Debt
     Long-term debt as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Term Loan A, secured, interest payable at LIBOR plus 1.25% (6.37% at September 30, 2007), quarterly principal amortization, maturing January 2012	$2,060,625	$—
Term Loan B, secured, interest payable at LIBOR plus 1.75% (6.87% at September 30, 2007), quarterly principal amortization, maturing January 2014	1,600,000	—
Revolving Loan, secured, interest payable at LIBOR plus 1.00% (Eurocurrency Borrowings), Fed-funds plus 1.00% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.25% facility fee (6.37%, 5.83% or 8.00% respectively at September 30, 2007), maturing January 2012. Total of $567.8 million unused as of September 30, 2007	332,200	—
Term Loan B Facility, repaid January 18, 2007	—	1,730,000
Term Loan A Facility, repaid January 18, 2007	—	786,000
Secured notes, net of discount, interest payable semiannually at 4.75%, due September 2008	197,638	195,893
Revolving credit facility, repaid January 18, 2007	—	159,920
Unsecured notes, interest payable semiannually at 5.39%, due September 2012	98,226	—
Other promissory notes with various interest rates and maturities	32,187	137,688

	4,320,876	3,009,501
Less current portion	(272,719)	(61,661)

Long-term debt, excluding current portion	$4,048,157	$2,947,840

     On January 18, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, the Company repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by the Company. On July 30, 2007, the Company, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate the Company’s acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, an increase from the foregoing $600 million. The amendment became effective September 12, 2007. On September 12, 2007, the Company entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds acquisition, and pay related fees and expenses. The Term Loan B will mature on January 18, 2014.
     As of September 30, 2007, the Term Loan A balance was $2.1 billion, the Term Loan B balance was $1.6 billion and a total of $332.2 million was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain domestic subsidiaries of the Company. Additionally, the Company and certain subsidiary guarantors other than eFunds pledged certain equity interests they held in other entities (including certain of the direct and indirect subsidiaries of the Company) as

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
collateral security for their obligations under the credit facility and the guarantee. The pledge also serves to equally and ratably secure the obligations of the Company under the outstanding 4.75% notes due 2008.
     The Company may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. The Company must make quarterly principal payments under the Term Loan A in scheduled installments of: (a) $13.1 million per quarter from June 30, 2007 through December 31, 2008; (b) $26.3 million per quarter from March 31, 2009 through December 31, 2009; and (c) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date. The Company must make quarterly principal payments under the Term Loan B in scheduled installments of $4.0 million per quarter from December 31, 2007 through September 30, 2013 with the remaining balance of approximately $1.5 billion payable on January 18, 2014.
     In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from a percentage of excess cash flow (as defined in the Credit Facility) between zero and fifty percent commencing with the cash flow for year ended December 31, 2008. Voluntary prepayments of the Loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
     The outstanding balance of the Loans bears interest at a floating rate, which is an applicable margin plus, at the Company’s option, either (a) the Eurocurrency (LIBOR) rate or (b) either (i) the federal funds rate or (ii) the prime rate. The applicable margin is subject to adjustment based on a leverage ratio (total indebtedness to EBITDA of the Company and its consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, the Company has the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan (the “Bid Rate Advances”).
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. The Company was in compliance with all covenants related to the Credit Agreement at September 30, 2007.
     In April 2005, the Company entered into interest rate swap agreements in connection with its prior term loans (or any replacement debt, including the Term Loans). Under these agreements, the Company receives a LIBOR rate of interest in exchange for paying a fixed rate of approximately 4.38% until April 2008 on $350 million of notional principal amount. In April 2007, the Company entered into a further interest rate swap agreement. Under this agreement, the Company receives a LIBOR rate of interest in exchange for paying a fixed rate of 4.92% until April 2010, on $850 million of notional principal amount. Subsequent to quarter end, in October 2007, the Company entered into an additional interest rate swap agreement. Under this agreement, the Company receives a LIBOR rate of interest in exchange for paying a fixed rate of 4.73% until October 11, 2009 on $1.0 billion of notional principal amount. The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $5.2 million and an asset of $4.9 million, as of September 30, 2007 and December 31, 2006, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Principal maturities at September 30, 2007 for the next five years and thereafter are as follows (in thousands):

2007	$26,584
2008	266,502
2009	143,364
2010	226,000
2011	173,500
Thereafter	3,484,926

Total	$4,320,876

(8) Income Taxes
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.
     At the beginning of 2007, the Company had approximately $11.6 million of total gross unrecognized tax benefits. Of this total, $3.5 million (net of the federal benefit on state issues) would favorably affect the effective tax rate. The remaining amounts, if recognized, would result in an adjustment to goodwill. The increase in the amount of gross unrecognized tax benefits as a result of positions taken was $6.7 million and $9.1 million for the three and nine months ended September 30, 2007, respectively. Of these amounts, $6.9 million relates to the gross unrecognized tax benefits related to the eFunds operations.
     The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $0.2 million ($0.1 million after tax benefit) and $0.8 million ($0.5 million after tax benefit) for the three and nine months ended September 30, 2007, respectively. The total amount of interest and penalties recognized in the consolidated balance sheet is $3.0 million at September 30, 2007. Interest and penalties on accrued but unpaid taxes are classified in the consolidated financial statements as income tax expense.
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
     Due to the potential expiration of various statutes of limitation in the next twelve months, an estimated $1.1 million of gross unrecognized tax benefits may be recognized during that twelve month period. Due to the expiration of various statutes of limitation in the nine month period ending September 30, 2007, $0.3 million of gross unrecognized tax benefits have been reversed against goodwill.
(9) Commitments and Contingencies
     Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matters listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Grace & Digital Information Technology Co., Ltd.
     The Company and certain of its employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. (“AIS”) in June of 2001. In March of 2002 (before AIS was acquired by Fidelity National Financial, Inc.), Grace’s contract was terminated because Grace was no longer providing sales agent services. In May of 2004, Grace asserted a claim for unpaid sales commissions, and filed suit against the Company later that same year in Monterey County, California. The case was subsequently re-filed in the United States District Court for the Middle District of Florida in March of 2006. In the lawsuit, Grace alleged damages caused by breach of contract, violation of the Racketeer Influenced and Corrupt Organizations (the “RICO”) Act and violation of the Foreign Corrupt Practices Act (the “FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice. The Company’s legal counsel investigated Grace’s RICO and FCPA allegations and concluded that no violations had occurred. The Company vigorously defended the civil lawsuit and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. The Company continues to fully cooperate with the SEC and the U.S. Department of Justice.
     Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al, is pending against eFunds and eight other non-related parties in the U.S. District Court for the Southern District of Florida. The complaint alleges that eFunds purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek statutory damages of not less than $2,500 for each affected member of the putative class, plus costs and attorney’s fees. The plaintiffs also seek injunctive relief to prevent further alleged violations of the DPPA. In March 2004, eFunds joined in a motion to dismiss the case filed by a co-defendant and eFunds filed its own further motion to dismiss as well as a motion for summary judgment in June 2004. These motions are pending. Six of the other eight defendants, as well as eFunds, have agreed to a proposed settlement which would result in a release from all class members of the DPPA claims and related state law claims and the entry of an order for injunctive relief intended to enhance data management practices. Counsel to the plaintiffs would receive up to $25 million in attorney’s fees, as determined by the court. The settling parties have submitted documentation regarding the proposed settlement to the Court and the Court has preliminarily approved the settlement over the objections of the two non-settling defendants and a group of Texas drivers and motor vehicle record holders. The latter group has filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. (Cause No. 2-07CV-018) (“Biometric”) and Sharon Taylor, et al. v. Acxiom et al. (Civil Action No. 2:07CV-01) in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging similar violations of the DPPA against eFunds as well as its affiliates ChexSystems, Inc. (“ChexSystems”) and Certegy Check Services, Inc. (“Check Services”) in January 2007. The Texas group has moved to intervene in the Florida litigation, oppose the proposed settlement as to the nationwide class and to stay the Florida litigation in favor of the Texas action as to the claims asserted in the Texas action. The plaintiffs in the Florida case and the settling defendants have opposed these motions. The Florida Court has denied the motions without prejudice, preliminarily approved the proposed settlement and conducted a fairness hearing on the proposed settlement on October 24, 2007. The court has not yet rendered its ruling. The Texas group has filed an interlocutory appeal of the Florida Court’s order with the Eleventh Circuit and the parties have briefed the issues. ChexSystems and the other defendants have filed to dismiss or stay the complaints filed by the Texas group and the Texas court has granted a stay pending resolution of the motion for final approval of the class action settlement before the Florida court. The Texas group sought a stay of the Florida action in the Florida court and before the Eleventh Circuit to allow the interlocutory appeal to be decided by the Eleventh Circuit; however, the Florida district court and the Eleventh Circuit have both denied that motion. The Company will continue to pursue the approval of the proposed settlement in Florida and will vigorously oppose the Texas DPPA actions (as to the settling defendants) on the grounds that these lawsuits are subject to the proposed nationwide settlement in Florida. The Company cannot predict whether the proposed settlement of the various DPPA claims will be approved in Florida on a nationwide basis, or at all. Check Services (a defendant in the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Biometric lawsuit) filed a motion to dismiss the Biometric complaint on March 26, 2007 for failure to state a cause of action. Check Services believes that the DPPA and applicable Texas law allows Certegy to obtain the records for certain permissible purposes as outlined in Certegy’s contract with the State of Texas. The court has not yet ruled on this motion.
     Employee Data Theft
     On July 3, 2007, the Company announced that it experienced a misappropriation of consumer information by a former employee. The Company’s investigation into this matter is still on-going. To date, after elimination of duplicates and invalid data, the Company has determined that approximately 7.4 million consumer records were stolen. Some of these records contained only identifying information (i.e., name, address, telephone number and in some cases, date of birth). However, approximately 5.0 million of the records included checking account information and approximately 1.0 million included credit card information. Because the investigation is on-going, it is possible that these numbers may change in the future. To date, the Company has seen no evidence of the stolen information being used for anything other than marketing purposes. Nevertheless, multiple putative class action lawsuits have been filed alleging damage as a consequence of the theft. In addition, the company’s public disclosure of the theft prompted an inquiry by the Federal Trade Commission. Although the Company does not believe that it faces any material liability, there can be no assurance that this matter will not result in fines or other charges or adversely impact the Company’s relationships with VISA and MasterCard issuing organizations, customers or regulators.
(10) Stock Option Plans
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment effective as of January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which the Company adopted on January 1, 2003 under the prospective method as permitted by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $9.3 million and $4.4 million for the three month periods and $27.1 million and $37.2 million for the nine month periods ended September 30, 2007 and 2006, respectively, which is included in selling, general, and administrative expenses in the Consolidated Statements of Earnings. The nine month period ended September 30, 2006 included stock compensation expense of $24.5 million relating to the FIS performance-based options granted on March 9, 2005 for which the performance and market criteria for vesting were met during the quarter.
(11) Segment Information
     Summarized financial information concerning the Company’s segments is shown in the following tables.
     As of and for the three month period ended September 30, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$719,541	$444,183	$4,343	$1,168,067
Cost of revenues	569,436	269,476	—	838,912

Gross profit	150,105	174,707	4,343	329,155
Selling, general and administrative expenses	46,638	48,168	28,996	123,802
Research and development costs	17,579	8,877	—	26,456

Operating income (loss)	85,888	117,662	(24,653)	178,897

Depreciation and amortization	$96,150	$32,427	$5,718	$134,295

Capital expenditures	$56,151	$34,510	$—	$90,661

Total assets	$7,436,291	$1,914,051	$243,415	$9,593,757

Goodwill	$4,033,520	$1,078,150	—	$5,111,670

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the three month period ended September 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$650,406	$409,431	$(1,640)	$1,058,197
Cost of revenues	514,390	244,423	—	758,813

Gross profit	136,016	165,008	(1,640)	299,384
Selling, general and administrative expenses	39,736	49,622	21,656	111,014
Research and development costs	17,838	8,017	—	25,855

Operating income (loss)	78,442	107,369	(23,296)	162,515

Depreciation and amortization	$75,158	$33,343	$2,319	$110,820

Capital expenditures	$46,811	$20,303	$—	$67,114

Total assets	$5,256,848	$1,878,755	$285,812	$7,421,415

Goodwill	$2,699,124	$1,083,066	$—	$3,782,190

     For the nine month period ended September 30, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$2,109,810	$1,306,296	$11,496	$3,427,602
Cost of revenues	1,650,178	819,965	—	2,470,143

Gross profit	459,632	486,331	11,496	957,459
Selling, general and administrative expenses	135,666	138,099	90,157	363,922
Research and development costs	50,002	27,151	—	77,153

Operating income (loss)	273,964	321,081	(78,661)	516,384

Depreciation and amortization	$240,315	$98,808	$18,504	$357,627

Capital expenditures	$132,291	$90,447	$21,933	$244,671

     For the nine month period ended September 30, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,764,030	$1,170,575	$(964)	$2,933,641
Cost of revenues	1,376,854	695,610	—	2,072,464

Gross profit	387,176	474,965	(964)	861,177
Selling, general and administrative expenses	130,341	155,528	93,409	379,278
Research and development costs	52,183	25,378	—	77,561

Operating income (loss)	204,652	294,059	(94,373)	404,338

Depreciation and amortization	$207,658	$103,929	$5,764	$317,351

Capital expenditures	$125,000	$80,888	$10,646	$216,534

Transaction Processing Services
     The Transaction Processing Services segment focuses on serving the processing and risk management needs of financial institutions and retailers. The primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. The Company also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between financial institution customers and their clients. The Company offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition the Company provides risk management services to retailers and financial institutions. Included in this segment was $167.0 million and $123.6 million in revenue from non-U.S.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
based customers in the three month periods and $373.5 million and $310.7 million in revenue from non-U.S. based customers in the nine month periods ended September 30, 2007 and 2006, respectively.
Lender Processing Services
     The Lender Processing Services segment offers core mortgage processing software, which banks use to process and service mortgage loans, as well as customized outsourced business processes and information solutions primarily to national lenders and loan servicers. These processes include centralized, customized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. This segment’s information solutions include property data and real estate-related services. Included in these services are appraisal and valuation services, property records information, real estate tax services, and borrower credit and flood zone information.
Corporate and Other
     The Corporate and Other segment consists of the corporate overhead and other operations that are not included in the other segments.
(12) Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of the beginning of January 1, 2008 for calendar year entities. Management is currently evaluating the impact of adopting SFAS 159 on the Company’s statements of financial position and operations.
(13) Capital Stock Transactions
     During the third quarter, the Company repurchased 1,633,911 shares of FIS stock for $80.3 million, at an average price per share of $49.15.
     During the quarter ended September 30, 2007, approximately 2.6 million options to purchase common stock of the Company were exercised through the tender of shares in satisfaction of the strike price of $15.63 per option.
(14) Subsequent Events
     Lender Processing Services Spin Off
     On October 25, 2007, the Company announced that the Board of Directors of FIS has approved pursuing a plan to spin-off its LPS division into a separate publicly traded company. As currently contemplated, FIS will contribute the assets of LPS into a newly formed subsidiary (the “Newco”) in exchange for 100% of the Newco common stock and approximately $1.6 billion of Newco debt securities. Following receipt of necessary SEC approvals and a tax-free ruling from the IRS, FIS will distribute 100% of the Newco common stock to FIS shareholders in a tax-free spin off. Immediately following the spin-off, FIS will exchange the Newco debt securities it owns for a like amount of existing FIS debt through a debt-for-debt exchange that is tax-free to FIS. FIS would then retire the FIS debt that is exchanged for the Newco debt securities. Completion of the possible spin-off is expected to occur in mid-2008. Management and directors of FIS and Newco have not yet been determined.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     FIS expects to file a ruling request with the IRS regarding the tax-free nature of the LPS spin-off within approximately 60 days and a preliminary Form 10 Registration Statement with the SEC in the first quarter of 2008. Completion of the spin-off is contingent upon the satisfaction or waiver of a variety of conditions, including final FIS Board of Directors approval. The completion of the proposed spin-off is also subject to risks and uncertainties including but not limited to those associated with the ability of FIS to contribute the LPS assets and liabilities to Newco, risks associated with the ability of Newco to obtain debt on acceptable terms and of FIS to complete the debt exchange in the manner and on the terms currently contemplated as described above, the possibility that necessary governmental approvals or actions (from the IRS, the SEC or other authorities) will not be obtained, and market conditions for the spin-off.

     Unless stated otherwise or the context otherwise requires, all references in this Form 10-Q to the registrant, “us,” “we,” “our,” the “Company” or “FIS” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries with respect to periods since the Certegy merger described in Note 5 and to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the Certegy merger; all references to “Certegy” are to Certegy Inc., and its subsidiaries, with respect to periods prior to the Certegy merger described in Note 5; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS; all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of our shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties which forward-looking statements are subject to include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries; failures to adapt our services to changes in technology or in the marketplace; adverse changes in the level of real estate activity, which would adversely affect certain of our businesses; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; the risks and uncertainties related to our recently announced data theft, which continues to be investigated, and which includes the potential for fines, increased operating costs and loss of business; the possibility that our acquisition of eFunds may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”).
Overview
     We are one of the largest global providers of processing services to financial institutions, serving customers in over 80 countries throughout the world, and are among the market leaders in core processing, card issuing services, check risk management, mortgage processing, and certain other lender processing services in the U.S. We offer a diversified product mix, and benefit from the opportunity to cross-sell products and services across our broad customer base, and from our expanded international presence and scale. We have two reporting segments, Transaction Processing Services and Lender Processing Services, which produced approximately 62% and 38%, respectively, of our revenues for the nine months ended September 30, 2007.
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

which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide risk management services to retailers and financial institutions.

•	Lender Processing Services. This segment offers core mortgage processing software, which banks use to process and service mortgage loans, as well as customized outsourced business processes and information solutions primarily to national lenders and loan servicers. These processes include centralized, customized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. This segment’s information solutions include property data and real estate-related services. Included in these services are appraisal and valuation services, property records information, real estate tax services, and borrower credit and flood zone information. On October 25, 2007, we announced that our Board of Directors has approved a plan to pursue a spin-off our LPS division into a separate publicly traded company.
     The Corporate and Other segment consists of the corporate overhead costs and other operations that are not included in the other segments.
     On September 12, 2007, we purchased eFunds ( the “eFunds Acquisition”) (Note 5) in an all cash transaction with purchase accounting applied to the acquired assets and assumed liabilities of eFunds. The results of operations of eFunds are only included in these historical financial statements for periods subsequent to the eFunds Acquisition. The eFunds business units will operate within our TPS segment.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Form 10-K was filed on March 1, 2007.
Transactions with Related Parties
     We have historically conducted business with FNF and its subsidiaries, and other related parties. See Notes to Consolidated Financial Statements for a detailed description of all the related party transactions (Note 3).
Factors Affecting Comparability
     The Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:
•	On September 12, 2007, we acquired eFunds. eFunds provides risk management, EFT services, prepaid card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. In connection with this acquisition, we borrowed an additional $1.6 billion under bank credit facilities.

•	On August 31, 2007, we completed the sale of one of our subsidiaries, Property Insight, to FNF, for $95.0 million in cash, realizing a pre-tax gain of $66.9 million ($42.1 million after-tax) which is reported as a discontinued operation in the consolidated statements of earnings for the three and nine month periods ended September 30, 2007 in accordance with SFAS No. 144. The net earnings from Property Insight have also been reclassified on each statement of earnings presented in accordance with SFAS No. 144. Property Insight was a leading provider of title plant services to FNF, as well as to various national and regional title insurance underwriters. Property Insight primarily managed, maintained, and updated the title insurance plants that are owned by FNF. As a result of the transaction, we received related party revenues from FNF through August 31, 2007, but will incur related party expenses relating to our title agency operation’s access to Property Insight’s data going forward.

•	On April 25, 2007, the board of directors of Covansys entered into an agreement with Computer Sciences Corporation (“CSC”) under which CSC agreed to acquire Covansys for $34.00 per share in an all-cash transaction. The merger closed on July 3, 2007, and we exchanged our remaining 6.9 million shares of stock for cash, and 4.0 million warrants for cash, per the terms of the merger agreement. We realized a pre-tax gain on sales of Covansys securities of $274.5 million in 2007, of which $182.4 million was recorded in the three month period ended September 30, 2007.

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
     Although the legal entity that survived the Certegy Merger was Certegy (which has since been renamed Fidelity National Information Services, Inc.), for accounting purposes, our historical financial statements are those of FIS. Our Consolidated Financial Statements include the results of operations of Certegy, from the date of the acquisition. As a result of this transaction, the results of operations in the periods covered by the Consolidated Financial Statements may not be directly comparable.
Recent Developments
     Evaluation of Check Services Business
     On August 2, 2007, we announced that our management is evaluating strategic alternatives for our U.S. and Australian check services businesses. Our Board of Directors authorized the plan, allowing management to investigate strategic alternatives. Check Services is a leading provider of retail point-of-sale check risk management solutions, as well as of cash access services to the gaming industry. There can be no assurance that any transaction will result from this review.
     Lender Processing Services Spin Off
     On October 25, 2007, we announced that our Board of Directors has approved pursuing a plan to spin-off our LPS division into a separate publicly traded company. As currently contemplated, we will contribute the assets of LPS into a newly formed subsidiary (the “Newco”) in exchange for 100% of the Newco common stock and approximately $1.6 billion of the Newco debt securities. Following receipt of necessary SEC approvals and a tax-free ruling from the IRS, we will distribute 100% of Newco common stock to our shareholders in a tax-free spin off. Immediately following the spin-off, we will exchange the Newco debt securities for a like amount of our existing debt through a debt-for-debt exchange that is tax-free to us. We would then retire our debt that is exchanged for the Newco debt securities. Completion of the possible spin-off is expected to occur in mid-2008. Management and directors of our company and Newco have not yet been determined.
     We expect to file a ruling request with the IRS regarding the tax-free nature of the LPS spin-off within approximately 60 days and a preliminary Form 10 Registration Statement with the SEC in the first quarter of 2008. Completion of the spin-off is contingent upon the satisfaction or waiver of a variety of conditions, including final approval of our Board of Directors. The completion of the proposed spin-off is also subject to risks and uncertainties including but not limited to those associated with our ability to contribute the LPS assets and liabilities to Newco, risks associated with the ability of Newco to obtain debt on acceptable terms and with our ability to complete the debt exchange in the manner and on the terms currently contemplated as described above, the possibility that necessary governmental approvals or actions (from the IRS, the SEC or other authorities) will not be obtained, and market conditions for the spin-off.

Comparisons of three and nine month periods ended September 30, 2007 and 2006
     Consolidated Results of Operations
     (in thousands, except per share amounts)

	Three month periods		Nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Processing and services revenues	$1,168,067	$1,058,197	$3,427,602	$2,933,641
Cost of revenues	838,912	758,813	2,470,143	2,072,464

Gross profit	329,155	299,384	957,459	861,177

Selling, general and administrative expenses	123,802	111,014	363,922	379,278
Research and development costs	26,456	25,855	77,153	77,561

Operating income	178,897	162,515	516,384	404,338

Other income (expense): Interest income	1,073	444	2,255	3,559
Interest expense	(44,370)	(49,717)	(159,454)	(142,018)
Gain on sale of Covansys stock	182,444	—	274,488	—
Other income (expense), net	3,332	(593)	4,812	(1,682)

Total other income (expense)	142,479	(49,866)	122,101	(140,141)

Earnings before income taxes, equity in earnings of unconsolidated entities, minority interest, and discontinued operations	321,376	112,649	638,485	264,197
Provision for income taxes	118,909	40,207	236,240	98,266

Earnings before equity in earnings of unconsolidated entities, minority interest, and discontinued operations	202,467	72,442	402,245	165,931
Equity in (losses) earnings of unconsolidated entities	(406)	1,686	1,266	3,778
Minority interest (expense) income	(799)	34	(1,463)	40

Net earnings from continuing operations	201,262	74,162	402,048	169,749
Earnings from discontinued operations, net of tax	1,918	4,418	8,639	14,218
Gain on disposition of discontinued operations, net of tax	42,124	—	42,124	—

Net earnings	$245,304	$78,580	$452,811	$183,967

Net earnings per share — basic from continuing operations	$1.04	$0.39	$2.09	$0.92
Net earnings per share — basic from discontinued operations	0.23	0.02	0.26	0.08

Net earnings per share — basic	$1.27	$0.41	$2.35	$1.00

Weighted average shares outstanding — basic	193,171	190,680	192,609	184,373

Net earnings per share — diluted from continuing operations	$1.02	$0.39	$2.04	$0.90
Net earnings per share — diluted from discontinued operations	0.23	0.02	0.26	0.08

Net earnings per share — diluted	$1.25	$0.41	$2.30	$0.98

Weighted average shares outstanding — diluted	196,649	193,626	196,480	187,405

     Processing and Services Revenues
     Processing and services revenues totaled $1.2 billion and $1.1 billion in the three months and $3.4 billion and $2.9 billion in the nine months ended September 30, 2007 and 2006, respectively. The increase in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 of $109.9 million, or 10.4%, was primarily due to organic growth across both segments and the inclusion of $26.6 million of revenue from eFunds from its September 12, 2007 acquisition date through September 30, 2007. Growth in the Transaction Processing Services segment was driven by strong new sales, particularly in our international operations. The growth in the Lender Processing Services segment is primarily attributable to continuing increased demand for our default management related services and market share gains in our appraisal services, partially offset by decreased related party revenues from FNF (Note 3). For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the increase of $494.0 million was due primarily to the same growth trends discussed above and increased related party revenues from FNF (Note 3), with the impact of the Certegy Merger (Note 5) contributing one additional month in the current year, or approximately $96.4 million of the total increase. The new Brazilian outsourcing operation added $39.4 million to the increase in the current year for the nine month period. The deconsolidation of Fidelity National Real Estate Solutions, Inc. (“FNRES”) partially offset the increase for both the three and nine months ended September 30, 2007.
     Cost of Revenues
     Cost of revenues totaled $838.9 million and $758.8 million for the three months and $2.5 billion and $2.1 billion for the nine months ended September 30, 2007 and 2006, respectively. The increase in cost of revenues of $80.1 million in the three months ended September 30, 2007 as compared to the same three months in the prior year is primarily the result of increased costs associated with the increased revenues and the inclusion of expenses relating to the operations of eFunds since its acquisition date. The increase in cost of revenues of $397.7 million in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 is primarily attributable to the growth trends across both segments and the impact of one additional month of Certegy in the current year, which contributed approximately $76.0 million of the total increase. The deconsolidation of FNRES partially offset the increase for both the three and nine months ended September 30, 2007.
     Gross Profit
     Gross profit as a percentage of revenues was 28.2% and 28.3% for three months and 27.9% and 29.4% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in gross profit margin is due primarily to the Lender Processing Services segment, which has been experiencing growth in lower margin product lines, particularly our appraisal services, along with declining margins in our tax and property exchange services due to the overall slowing of the real estate market. The impact of declining margins in these business lines is greater for the nine month period comparison than for the most current three months due to the offsetting effect of targeted expense reductions made as a result of the lower volumes.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $123.8 million and $111.0 million for three months and $363.9 million and $379.3 million for the nine months ended September 30, 2007 and 2006, respectively. The change in the three month period relates to increased labor and other overhead costs, and the inclusion of $3.9 million of expenses relating to eFunds since its acquisition date. The decrease of $15.4 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily relates to the decrease in stock based compensation expense, and the deconsolidation of FNRES. Stock based compensation decreased from $37.2 million in the nine months ended September 30, 2006 to $27.1 million in the nine months ended September 30, 2007, or $10.1 million. The decrease in stock-based compensation is attributable to the $24.5 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria was met during the first quarter of 2006. After the impact of stock compensation and the deconsolidation of FNRES, the remaining decrease results from achieving current year cost reductions associated with further integration of the Certegy Merger, partially offset by one additional month of Certegy in the current year, and the impact of eFunds since its acquisition date.
     Research and Development Costs
     Research and development costs totaled $26.5 million and $25.9 million for the three months and $77.2 million and $77.6 million for the nine months ended September 30, 2007 and 2006, respectively.
     Operating Income
     Operating income totaled $178.9 million and $162.5 million for the three months and $516.4 million and $404.3 million for the nine months ended September 30, 2007 and 2006, respectively. Operating income was 15.3% and 15.4% of total revenue for the three months, and 15.1% and 13.8% of total revenue in the nine months ended

September 30, 2007 and 2006, respectively. The increase in the 2007 year to date period reflects the factors discussed above, including increased revenues and synergies reached relating to the Certegy Merger.
     Interest expense
     Interest expense totaled $44.4 million and $49.7 million for three months and $159.5 million and $142.0 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006 results from more favorable interest rates under our new credit facility as well as a lower outstanding long-term debt balance prior to September 12, 2007. The increased interest expense as a result of our new debt subsequent to September 12, 2007 partially offset the decrease for the three month period (Note 7). The increase for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 results primarily from the inclusion of a $27.2 million charge to write-off capitalized debt issuance costs relating to our prior credit facility, and the increased interest as a result of our new debt, partially offset by the impact of lower interest rates and the lower long-term debt balance through September 12, 2007.
     Income Tax Expense
     FIS recorded income tax expense of $118.9 million and $40.2 million for the three months and $236.2 million and $98.3 million for the nine months ended September 30, 2007 and 2006, respectively. This resulted in an effective tax rate of 37.0% for the three and nine months ended September 30, 2007, respectively, and 35.7% and 37.2% for the three and nine months ended September 30, 2006. The increase in tax expense for the three month period is attributable to increased operating income and the gain on sale of Covansys common stock and warrants. The decrease in the overall effective tax rate for the nine month period is due to the increase in foreign pre-tax income, which is taxed at overall lower rates.
     Net Earnings
     Net earnings from continuing operations were $201.3 million and $74.2 million for the three months and $402.0 million and $169.7 million for the nine months ended September 30, 2007 and 2006, respectively, and diluted earnings per share from continuing operations totaled $1.02 and $0.39 for the three months and $2.04 and $0.90 for the nine months ended September 30, 2007 and 2006, respectively. Included in net earnings is an after tax gain of $114.9 million, or $0.58 per diluted share, and $172.9 million, or $0.88 per diluted share, from the sale of Covansys common stock and warrants for the three and nine months ended September 30, 2007. Net earnings from discontinued operations (including gain on disposition of Property Insight) were $44.0 million and $4.4 million for the three months and $50.8 million and $14.2 million for the nine months ended September 30, 2007, respectively, and diluted earnings per share from discontinued operations totaled $0.23 and $0.02 for the three months and $0.26 and $0.08 for the nine months ended September 30, 2007 and 2006, respectively.
     Segment Results of Operations
     Transaction Processing Services

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Processing and services revenues	$719,541	$650,406	$2,109,810	$1,764,030
Cost of revenues	569,436	514,390	1,650,178	1,376,854

Gross profit	150,105	136,016	459,632	387,176
Selling, general and administrative expenses	46,638	39,736	135,666	130,341
Research and development costs	17,579	17,838	50,002	52,183

Operating income	$85,888	$78,442	$273,964	$204,652

     Revenues for the Transaction Processing Services segment are derived from three main revenue channels: Enterprise Solutions, Integrated Financial Solutions (“IFS”) and International. Revenues from the Transaction Processing Services segment totaled $719.5 million and $650.4 million for the three months and $2.1 billion and $1.8 billion for the nine months ended September 30, 2007 and 2006, respectively. The overall segment increase of $69.1 million in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was attributable to strong organic growth across the IFS and International revenue channels, as well as additional revenue in all three channels attributable to eFunds, which contributed $26.6 million from its September 12, 2007 acquisition date through September 30, 2007. In total, IFS contributed $295.3 million, International contributed $142.1 million, and Enterprise Solutions contributed $255.5 million of revenue in the three months ended September 30, 2007, compared to $275.8 million, $117.9 million, and $256.7 million in the three months ended September 30, 2006, respectively. The increase in overall revenues for the nine month period ended September 30, 2007 of $345.8 million results from the previously mentioned growth, combined with the impact of one additional month of Certegy revenues, which totaled $96.4 million, and the impact of launching our Brazilian outsourcing operation during the third quarter of 2006, which totaled $39.4 million.
     Cost of revenues for the Transaction Processing Services segment totaled $569.4 million and $514.4 million for the three months and $1.7 billion and $1.4 billion for the nine months ended September 30, 2007 and 2006, respectively. The $55.0 million increase in the three months ending September 30, 2007, as compared to the three months ended September 30, 2006, was primarily attributable to increased labor and other variable costs attributable to the increased revenues, and the impact of eFunds since its acquisition date. Gross profit as a percentage of revenues was 20.9% and 20.9% for the three months and 21.8% and 21.9% for the nine months ending September 30, 2007 and 2006, respectively.
     Selling, general and administrative expenses for the Transaction Processing Services segment totaled $46.6 million and $39.7 million for the three months and $135.7 million and $130.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 is primarily attributable to increased labor costs, associated with increased business, one additional month of Certegy, and the impact of eFunds since its acquisition date, partially offset by achieving current year cost reductions associated with further integration of the Certegy Merger.
     Research and development costs totaled $17.6 million and $17.8 million for the three months and $50.0 million and $52.2 million for the nine months ended September 30, 2007 and 2006, respectively.
     Operating income totaled $85.9 million and $78.4 million for the three months and $273.9 million and $204.7 million for the nine months ended September 30, 2007 and 2006, respectively. Operating margin was approximately 11.9% and 12.1% of total revenues for the three months and 13.0% and 11.6% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.
     Lender Processing Services

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Processing and services revenues	$444,183	$409,431	$1,306,296	$1,170,575
Cost of revenues	269,476	244,423	819,965	695,610

Gross profit	174,707	165,008	486,331	474,965
Selling, general and administrative expenses	48,168	49,622	138,099	155,528
Research and development costs	8,877	8,017	27,151	25,378

Operating income	$117,662	$107,369	$321,081	$294,059

     Revenues from the Lender Processing Services segment totaled $444.2 million and $409.4 million for the three months and $1.3 billion and $1.2 billion for the nine months ended September 30, 2007 and 2006, respectively. The overall segment increase of $34.8 million for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was primarily attributable to increased demand for our appraisal services and continued growth in our default management services. These increases are partially offset by a decrease in revenues earned from FNF, related to the Property Insight sale (Note 3), the deconsolidation of FNRES, and reductions in some of our businesses that are more prone to cyclicality in the real estate market.
     Cost of revenues for the Lender Processing Services segment totaled $269.5 million and $244.4 million for the three months and $820.0 million and $695.6 million for the nine months ended September 30, 2007 and 2006, respectively. The $25.1 million increase in the three months ending September 30, 2007, as compared to the three months ended September 30, 2006, was primarily attributable to increased personnel, data processing, and other variable costs as a result of increased sales, slightly offset by the deconsolidation of FNRES. Gross profit as a percentage of revenues was 39.3% and 40.3% for the three months and 37.2% and 40.6% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in gross profit percentage relates primarily to growth in lower margin product lines, in particular appraisal and other professional services, along with the decline in tax and property exchange services, which typically have higher margins, due to the slowing of the real estate market.
     Selling, general and administrative expenses relating to the Lender Processing Services segment totaled $48.2 million and $49.6 million for the three months and $138.1 million and $155.5 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in 2007 is primarily attributable to the deconsolidation of FNRES, offset by an increase in headcount to support growth in certain businesses, as well as increased overhead costs.
     Research and development costs totaled $8.9 million and $8.0 million for the three months and $27.2 million and $25.4 million for the nine months ended September 30, 2007 and 2006, respectively.
     Operating income for the Lender Processing Services segment totaled $117.7 million and $107.4 million for the three months and $321.1 million and $294.1 million for the nine months ended September 30, 2007 and 2006, respectively. Operating income was 26.5% and 26.2% of revenues for the three months and 24.6% and 25.1% of revenues for the nine months ended September 30, 2007 and 2006, respectively.
     Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs and additional small operations that are not included in the other segments. Corporate costs are primarily incurred directly by us; however, the 2006 period includes some amounts that were allocated from FNF prior to the merger with Old FNF, including stock based compensation. Selling, general and administrative expenses were $29.0 million and $21.7 million for the three months and $90.2 million and $93.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase of $7.3 million for the three months ended September 30, 2007 compared to the same period in 2006 is primarily attributable to increased benefit costs including stock compensation and other plans. The decrease in the nine month period ended September 30, 2007 primarily relates to a decrease in stock based compensation expense which decreased from $37.2 million in 2006 to $27.1 million in 2007. This decrease is primarily attributable to the $24.5 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria were met during the first quarter of 2006.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At September 30, 2007, we have cash on hand of $279.1 million and debt of approximately $4.3 billion, including the current portion. We expect cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.

     We currently pay quarterly dividends to our shareholders of $0.05 per share and expect to continue to do so in the future, although the payment of any future dividends is at the discretion of our Board of Directors and subject to any limits in our debt or other agreements.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. During 2006, we repurchased 4,261,200 shares at an average price of $37.60 under this program. On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to an additional $200 million worth of our common stock. During the third quarter, we repurchased approximately 1.6 million shares of our stock for $80.3 million, at an average price per share of $49.15.
     Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. In 2006, we spent approximately $300.2 million on capital expenditures. We spent $244.7 million during the nine months ended September 30, 2007. We expect to spend approximately $325.0 million by the end of the year, primarily on equipment, purchased software and internally developed software.
     Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, we repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount we requested. On July 30, 2007, we, along with the requisite lenders, executed an amendment to our existing Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, up from the prior $600 million. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds acquisition, and pay related fees and expenses. The Term Loan B will mature on January 18, 2014.
     As of September 30, 2007, the Term Loan A balance was $2.1 billion, the Term Loan B balance was $1.6 billion and a total of $332.2 million was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors other than eFunds pledged certain equity interests they held in other entities (including certain of our direct and indirect subsidiaries) as collateral security for their obligations under the credit facility and the guarantee. The pledge also serves to equally and ratably secure our obligations under the outstanding 4.75% notes due 2008.
     We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A in scheduled installments of: (a) $13.1 million per quarter from June 30, 2007 through December 31, 2008; (b) $26.3 million per quarter from March 31, 2009 through December 31, 2009; and (c) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date. We must make quarterly principal payments under the Term Loan B in scheduled installments of $4.0 million per quarter from December 31, 2007 through September 30, 2013 with the remaining balance of approximately $1.5 billion payable on January 18, 2014.
     In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as with a percentage of excess cash flow (as defined in the Credit Facility) between zero and fifty percent commencing with the cash flow for year ended December 31, 2008. Voluntary prepayments of the Loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
     The outstanding balance of the Loans bears interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurocurrency (LIBOR) rate or (b) either (i) the federal funds rate or (ii) the prime rate. The applicable margin is subject to adjustment based on a leverage ratio (total indebtedness to EBITDA of our company and consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, we have the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan (the “Bid Rate Advances”).
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. Our management believes that we are in compliance with all covenants related to the Credit Agreement at September 30, 2007.
     Contractual Obligations
     Our long-term contractual obligations generally include our long-term debt and operating lease payments on certain of our property and equipment. The 5-year schedule as of September 30, 2007 is as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (Note 7)	$26,584	$266,502	$143,364	$226,000	$173,500	$3,484,926	$4,320,876
Interest	66,162	275,502	259,882	247,291	234,479	225,266	1,308,582
Operating leases	14,198	53,625	40,480	27,658	14,917	19,222	170,100

Investment commitments	19,128	39,093	—	—	—	—	58,221
Purchase commitments	8,316	33,264	—	—	—	—	41,580
Data processing agreement obligations	10,451	50,278	53,900	55,990	55,645	325,213	551,477

Total	$144,839	$718,264	$497,626	$556,939	$478,541	$4,054,627	$6,450,836

     Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than the lease discussed below.
     We have a synthetic lease arrangement (the “Wisconsin Lease”) which is not included in our consolidated balance sheets with respect to our facilities in Madison, Wisconsin (the “Wisconsin Leased Property”). In connection with the Certegy Merger, the term of the Wisconsin Lease was amended so that it was scheduled to expire on December 31, 2006. The term of the Wisconsin Lease has since been further amended so that it now expires on December 31, 2007. The original cost to the lessor of the Wisconsin Leased Property when Certegy entered into the Wisconsin Lease was approximately $10.1 million. Subject to the satisfaction of certain conditions, we have the option to acquire the Wisconsin Leased Property at its original cost, or to direct the sale of the

Wisconsin Leased Property to a third party. During the three months ended September 30, 2007, we directed the sale of the Wisconsin Leased Property which resulted in recording a charge of $1.0 million.
     Escrow Arrangements
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances, which amounted to $2.1 billion at September 30, 2007. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2007, related to these arrangements.
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of the beginning of January 1, 2008 for calendar year entities. Management is currently evaluating the impact of adopting SFAS 159 on our statements of financial position and operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     As of September 30, 2007, we are paying interest on the Credit Agreement at LIBOR plus 1.25% and LIBOR plus 1.75% on our Term Loan A and Term Loan B, respectively. A one percent increase in the LIBOR rate would increase our annual debt service on the Credit Agreement by $20.1 million (based on principal amounts outstanding at September 30, 2007, net of interest rate swaps, including those entered into after September 30, 2007). The credit rating assigned to FIS by Standard & Poor’s was BB at September 30, 2007.
     In April 2005, we entered into interest rate swap agreements in connection with our prior term loans (or any replacement debt, including the Term Loans). Under these agreements, we receive a LIBOR rate of interest in exchange for paying a fixed rate of approximately 4.38% until April 2008 on $350 million of notional principal amount. In April 2007, we entered into a further interest rate swap agreement. Under this agreement, we receive a LIBOR rate of interest in exchange for paying a fixed rate of 4.92% until April 2010, on $850 million of notional principal amount. Subsequent to quarter end, in October 2007, we entered into an additional interest rate swap agreement. Under this agreement, we receive a LIBOR rate of interest in exchange for paying a fixed rate of 4.73% until October 11, 2009 on $1.0 billion of notional principal amount. We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $5.2 million and an asset of $4.9 million, as of September 30, 2007 and December 31, 2006, respectively, which is included in the accompanying Consolidated Balance Sheets in other noncurrent assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans.
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
     Grace & Digital Information Technology Co., Ltd.
     We and certain of our employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. (“AIS”) in June of 2001. In March of 2002 (before AIS was acquired by Fidelity National Financial, Inc.), Grace’s contract was terminated because Grace was no longer providing sales agent services. In May of 2004, Grace asserted a claim for unpaid sales commissions, and filed suit against us later that same year in Monterey County, California. The case was subsequently re-filed in the United States District Court for the Middle District of Florida in March of 2006. In the lawsuit, Grace alleged damages caused by breach of contract, violation of the Racketeer Influenced and Corrupt Organizations (the “RICO”) Act and violation of the Foreign Corrupt Practices Act (the “FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the SEC and the U.S. Department of Justice. Our legal counsel investigated Grace’s RICO and FCPA allegations and concluded that no violations had occurred. We vigorously defended the civil lawsuit and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. We continue to fully cooperate with the SEC and the U.S. Department of Justice.
     Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al, is pending against eFunds and eight other non-related parties in the U.S. District Court for the Southern District of Florida. The complaint alleges that eFunds purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek statutory damages of not less than $2,500 for each affected member of the putative class, plus costs and attorney’s fees. The plaintiffs also seek injunctive relief to prevent further alleged violations of the DPPA. In March 2004, eFunds joined in a motion to dismiss the case filed by a co-defendant and eFunds filed its own further motion to dismiss as well as a motion for summary judgment in June 2004. These motions are pending. Six of the other eight defendants, as well as eFunds, have agreed to a proposed settlement which would result in a release from all class members of the DPPA claims and related state law claims and the entry of an order for injunctive relief intended to enhance data management practices. Counsel to the plaintiffs would receive up to $25 million in attorney’s fees, as determined by the court. The settling parties have submitted documentation regarding the proposed settlement to the Court and the Court has preliminarily approved the settlement over the objections of the two non-settling defendants and a group of Texas drivers and motor vehicle record holders. The latter group has filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. (Cause No. 2-07CV-018) (“Biometric”) and Sharon Taylor, et al. v. Acxiom et al. (Civil Action No. 2:07CV-01) in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging similar violations of the DPPA against eFunds as well as its affiliates ChexSystems, Inc. (“ChexSystems”) and Certegy Check Services, Inc. (“Check Services”) in January 2007. The Texas group has moved to intervene in the Florida litigation, oppose the proposed settlement as to the nationwide class and to stay the Florida litigation in favor of the Texas action as to the claims asserted in the Texas action. The plaintiffs in the Florida case and the settling defendants have opposed these motions. The Florida Court has denied the motions without prejudice, preliminarily approved the proposed settlement and conducted a fairness hearing on the proposed settlement on October 24, 2007. The court has not yet rendered its ruling. The Texas group has filed an interlocutory appeal of the Florida Court’s order with the Eleventh Circuit and the parties have briefed the issues. ChexSystems and the other defendants have filed to dismiss or stay the complaints filed by the Texas group and the Texas court has granted a stay pending resolution of the motion for final approval of the class action settlement before the Florida court. The Texas group sought a stay of the Florida action in the Florida court and before the Eleventh Circuit to allow the interlocutory appeal to be decided by the Eleventh Circuit; however, the Florida district court and the Eleventh Circuit have both denied that motion. We will continue to pursue the approval of the proposed settlement in Florida and will vigorously oppose the Texas DPPA actions (as to the settling defendants) on the grounds that these lawsuits are subject to the proposed nationwide settlement in Florida. We cannot predict whether the proposed settlement of the various DPPA claims will be approved in Florida on a nationwide basis, or at all. Check Services (a defendant in the Biometric lawsuit) filed a motion to dismiss the Biometric complaint on March 26, 2007 for failure to state a cause of action. Check Services believes that the DPPA and applicable Texas law allows Certegy to obtain the records for certain permissible purposes as outlined in Certegy’s contract with the State of Texas. The court has not yet ruled on this motion.
Item 1A. Risk Factors
     The following is in addition to the matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2006 and updates our risk factor disclosure in our Form 10-Q for the six months ended June 30, 2007.
     Misappropriation of consumer data by a former employee could materially adversely affect our relationship with governing organizations, customers or regulators.
     On July 3, 2007, we announced that we experienced a misappropriation of consumer information by a former employee. Our investigation into this matter is still on-going. To date, after elimination of duplicates and invalid data, we have determined that approximately 7.4 million consumer records were stolen. Some of these records contained only identifying information (i.e., name, address, telephone number and in some cases, date of birth). However, approximately 5.0 million of the records included checking account information and approximately 1.0 million included credit card information. Because the investigation is on-going, it is possible that these numbers may change in the future. To date, we have seen no evidence of the stolen information being used for anything other than marketing purposes. Nevertheless, multiple putative class action lawsuits have been filed alleging damage as a consequence of the theft. In addition, our public disclosure of the theft prompted an inquiry by the Federal Trade Commission. Although we do not believe that we face any material liability, there can be no assurance that this matter will not result in fines or other charges or adversely impact our relationships with VISA and MasterCard issuing organizations, customers or regulators.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2007:

			Total Cost of	Total Cost of
			Shares Purchased	Shares that May
			as Part of Publicly	be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans
Period	Shares Purchased	paid per share	or Programs (1)	or Programs (2)
7/1/07 to 7/31/07	—	$—	$—	$206.8
8/1/07 to 8/31/07	1,633,911	49.15	80.3	126.5
9/1/07 to 9/30/07	—	—	—	—

Total	1,633,911	$49.15	$80.3	$126.5

(1)	On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to an additional $200 million worth of our common stock.

(2)	As of the last day of the applicable month.
Item 6. Exhibits
(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2007	Fidelity National Information Services, Inc.

	By:	/s/ Jeffrey S. Carbiener Jeffrey S. Carbiener
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