Form 10-K
period 2007-12-31
Fidelity National Information Services, Inc.
filed 2008-02-29
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $9,511,456,783 based on the closing sale price of $54.28 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 194,479,421 as of February 1, 2008.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2007, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2007 FORM 10-K ANNUAL REPORT

i

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant”: (a) with respect to periods after the Certegy Merger described below, are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; and (b) with respect to periods up to and including the Certegy Merger, are to Fidelity National Information Services, Inc., a Delaware corporation that merged into Certegy in the Certegy Merger but was deemed the acquirer from an accounting perspective, as described below; all references to “Certegy” are to Certegy Inc., and its subsidiaries, with respect to periods prior to the Certegy merger described in; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS; all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of the Company’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.

PART I

Item 1.	Business.

General Development of the Business

FIS is a leading provider of core processing services, card issuer and transaction processing and mortgage-related services to financial institutions, mortgage lenders and servicers. FIS has processing and technology relationships with 35 of the top 50 global banks, including nine of the top 10. Over 50 percent of all U.S. residential mortgages are processed using FIS’ mortgage servicing platform. FIS is a member of Standard and Poor’s (S&P) 500® Index.

Our business operations and organizational structure result from the February 1, 2006, business combination of FIS and Certegy (the “Certegy Merger”), pursuant to which FIS was merged into a wholly-owned subsidiary of Certegy. Immediately after the Certegy Merger, the stockholders of FIS, including its then-majority stockholder Old FNF, owned approximately 67.4% of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, the Certegy Merger was treated as a reverse acquisition of Certegy by FIS using the purchase method of accounting pursuant to U.S. generally accepted accounting principles. Under this accounting treatment, although Certegy was the legal entity that survived the merger, FIS was viewed as the acquirer for accounting purposes, and our financial statements and other disclosures for periods prior to the Certegy Merger treat FIS as our predecessor company. Also, as a result of the Certegy Merger, the registrant’s name changed from “Certegy Inc.” to “Fidelity National Information Services, Inc.” and our New York Stock Exchange trading symbol from “CEY” to “FIS”. On November 9, 2006, Old FNF (after other transactions in which it distributed all of its assets other than its ownership in FIS) merged with and into FIS (the FNF Merger). Upon completion of the FNF Merger, FIS became an independent publicly traded company, and Old FNF ceased to exist as an independent publicly traded company. The assets distributed by Old FNF prior to the FNF Merger included its ownership in Fidelity National Title Group, Inc., which following the FNF Merger renamed itself Fidelity National Financial, Inc.

Prior to the Certegy Merger, FIS was incorporated under the laws of the State of Delaware on May 20, 2004, as a wholly-owned subsidiary of Old FNF, our former parent company. As a result of the Certegy Merger, we are now incorporated under the laws of the State of Georgia, where Certegy was initially incorporated on March 2, 2001. From November 2004 through March 2005, Old FNF contributed a number of business entities to FIS, including certain real estate-related information services and loan default management businesses developed by Old FNF in the 1990s, and a series of acquisitions completed by Old FNF between 2001 and 2005. Although many of these acquisitions added important applications and services to the offerings of FIS, our long-term growth has been driven primarily by internal growth of these businesses and acquisitions of companies that provide core processing services to financial institutions including:

•	The financial services division of ALLTEL Information Services, Inc., a provider of core banking and mortgage processing services;

•	Aurum Technology, a provider of software and outsourcing solutions to community banks and credit unions;

•	Kordoba, a provider of information technology solutions for the financial services industry with a focus on services and solutions for the German banking market;

•	Sanchez Computer Associates, Inc., or Sanchez, a provider of software and outsourcing solutions to banks and other financial institutions; and

•	InterCept, Inc., or InterCept, a provider of outsourced and in-house core banking solutions, as well as item processing and check imaging services.

Additionally, since 2006 we have broadened our service offerings through our acquisitions of:

•	Certegy, a provider of card issuer services to financial institutions and check risk management services in the U.S. and internationally, in February 2006; and

•	eFunds Corporation, a provider of risk management services, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally, in September 2007.

Financial Information About Operating Segments and Geographic Areas

Our reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS. The primary components of the TPS segment are Integrated Financial Solutions, Enterprise Solutions, and International. The primary components of the Lender Processing, or LPS segment, are Mortgage Processing and Information Services, which includes loan facilitation services, default management, and other information and outsourcing based services.

Revenue from our TPS segment is generated from serving the processing needs of financial institutions. Our primary software applications function as the underlying infrastructure of a financial institution’s core processing environment which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications, such as item processing and electronic funds transfer, and services that interact directly with the core processing applications, including applications that facilitate interactions between our financial institution customers and their clients such as online banking and bill payment services and fraud prevention and detection services. We offer our applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide point-of-sale check verification and guarantee services to retailers.

Revenue from our LPS segment is generated from outsourced business processes, core mortgage processing and information solutions primarily provided to national lenders and loan servicers. These processes include centralized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. This segment’s information solutions include appraisal and valuation services, real estate tax services and flood zone information. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process.

Lender Processing Services Spin-off

On October 25, 2007, we announced that our Board of Directors had approved pursuing a plan to spin-off the businesses that currently make up our LPS segment into a stand alone publicly traded company which will be known as Lender Processing Services, Inc. (“LPS, Inc.”). As currently contemplated, we will contribute the majority of the assets and liabilities of this segment into LPS, Inc. in exchange for additional shares of the LPS, Inc. common stock and approximately $1.6 billion principal amount of LPS, Inc. debt securities. Following receipt of necessary approvals from the Securities and Exchange Commission (the “SEC”) and a ruling from the Internal Revenue Service (the “IRS”) and an opinion from our special tax advisor with respect to the tax-free nature of the spin-off, we will distribute 100% of the LPS, Inc. common stock to our shareholders in the spin-off and exchange the LPS, Inc. debt securities for a like amount of our existing debt. We expect that the spin-off will be tax-free to FIS and our shareholders, and that the debt-for-debt exchange will be tax-free to FIS. We will then retire the debt that is exchanged for the LPS, Inc. debt securities. Completion of the spin-off is expected to occur in mid-2008. FIS’s current Chief Financial Officer, Jeff Carbiener, is expected to be the Chief Executive Officer of LPS, Inc.

In January 2008, we filed a ruling request with the IRS regarding the tax-free nature of the LPS, Inc. spin-off and intend to file a preliminary Form 10 Registration Statement with the SEC in the first quarter of 2008. Completion of the spin-off is contingent upon the satisfaction or waiver of a variety of conditions, including final approval of the spin-off and all related arrangements by our Board of Directors. The completion of the proposed spin-off is also subject to risks and uncertainties including but not limited to those associated with our ability to contribute the LPS segment assets and liabilities to LPS, Inc., with the ability of LPS, Inc. to complete the debt exchange in the manner and on the terms currently contemplated, the possibility that necessary governmental approvals or actions (from the IRS, the SEC or other authorities) will not be obtained, and market conditions for the spin-off.

Narrative Description of the Business

Overview

FIS is a leading provider of core processing services, card issuer and transaction processing and mortgage-related services to financial institutions, mortgage lenders and servicers. FIS has processing and technology relationships with 35 of the top 50 global banks, including nine of the top 10. Approximately 50 percent of all U.S. residential mortgages are processed using FIS’ mortgage servicing platform. FIS is a member of Standard and Poor’s (S&P) 500 Index.

The customers cited in the following discussion provide a representative cross-section of our customers based on size, geographic location, type of institution and the services that they use.

Our Transaction Processing Services Operating Segment

The table below summarizes the revenues by division for our TPS segment (in millions):

	2007	2006	2005

Integrated Financial Solutions	$1,254.3	$1,058.3	$477.6
Enterprise Solutions	1,107.0	979.1	580.5
International	628.5	430.3	169.8
Other	(4.7)	(8.9)	(19.5)

Total TPS Revenues	$2,985.1	$2,458.8	$1,208.4

Integrated Financial Solutions

The primary focus of our Integrated Financial Solutions business is to serve the processing needs of independent community banks, credit unions, and savings banks in the United States. Processing solutions include core processing, branch automation, back office support systems, compliance, credit and debit card issuing, item processing and imaging, print and mail, ATM/EFT, retail Internet banking and bill payment services, commercial cash management and voice response services. Over 12,000 commercial banks, savings institutions and credit unions utilize one or more of these solutions.

Of these 12,000 institutions, over 1,350 institutions utilize one of our core processing solutions. Customers of this segment typically seek a fully integrated and broad suite of applications. As a result, our core processing services sold in this market have various add-on modules or applications that integrate into our core processing applications, providing a broad processing solution. Examples of our customers in this sector include Hudson City Savings Bank, Sterling Bank, and VyStar Credit Union.

Over 4,550 institutions utilize our card issuer services which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, and other electronic payment cards for use by both consumer and business accounts. The majority of our card issuer programs are full service, including most of the operations and support necessary for an issuer to operate a credit and debit card program. We do not make credit decisions for our card issuing customers, nor do we fund their card receivables. We provide our card issuer services primarily through our longstanding contractual alliances with two associations representing independent community banks and credit unions in the U.S., the Independent Community Bankers of America, or ICBA, and Card Services for Credit Unions, or CSCU. These organizations offer our services to their respective members with our company as the provider. Our alliances with the ICBA and CSCU provide us with an efficient and effective means of marketing our services to individual credit unions and community banks.

Our item processing and imaging services are utilized by more than 1,450 institutions. The services provide our customers with a wide range of outsourcing services relating to the imaging and processing of checks, statements, remittances, and other transaction records, which are performed at one of our 40 item processing centers located throughout the U.S. or on-site at a customer location.

We provide a full range of ePayment capabilities, including electronic funds transfer, or EFT, processing solutions, ranging from automated teller machine, or ATM, and debit card services to card production and distribution to stored-value prepaid/gift cards and payroll cards. Our eBanking services are utilized by more than 1,660 financial institutions and enable them to offer Internet banking and bill payment services to consumers and businesses.

Enterprise Solutions

Our Enterprise Solutions division focuses on serving the processing needs of large U.S. financial institutions, automotive financing companies, and commercial lenders. We also provide check risk management and related processing services to businesses accepting or cashing checks at the point-of-sale, risk management services to financial institutions and comprehensive cash access services in the gaming industry. Primary service offerings include:

•	Core Processing Applications for Financial Institutions. Our core processing software applications are designed to run critical banking processes for our financial institution customers. These critical banking processes include deposit and lending systems, customer systems, and most other core banking systems that a bank must utilize to manage the products it provides to its customers.

•	Retail Delivery Applications for Financial Institutions. Our retail delivery applications facilitate direct interactions between a bank and its customers through applications that allow for the delivery of services to these customers. Our retail delivery applications include TouchPoint, an application suite that supports call centers, branch and teller environments, and retail and commercial Internet channels.

•	Integration Applications for Financial Institutions. Our integration applications access data across both our internal and third-party core processing systems and transport information to our customers’ retail delivery channels. Our integration applications also provide transaction routing and settlement. These applications facilitate tightly integrated systems and efficient software delivery that reduces technology costs for our customers.

•	Syndicated Loan Applications. Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination and management.

•	Automotive Finance Applications. Our primary applications include an application suite that assists automotive finance institutions in evaluating loan applications and credit risk, and allows automotive finance institutions to manage their loan and lease portfolios.

•	Risk Management Services for Financial Institutions and Retailers. Our risk management services utilize our proprietary risk management services and data sources to assist in detecting fraud and assessing the risk of opening a new account or accepting a check at either the point-of-sale, a physical branch location, or through the Internet.

•	Cash Access Services to Casinos. Our comprehensive service suite, which includes quasi-cash credit card advance services, ATM cash disbursements, and check cashing services, can be fully integrated into our customers’ cage operations or operated by us on an outsourced basis.

The processing needs of our customers vary significantly across the sizes and types of entities we serve. These entities include:

•	Large Financial Institutions. We define the large financial institution market as banks and other financial institutions in North America with assets in excess of $5 billion. Of the 100 largest U.S. banks as of December 31, 2007, our customers included 8 banks that use our real-time, integrated loan and deposit applications, 21 banks that use our deposit-related core processing applications, 40 banks that use our lending-related core processing applications and 17 banks that use our various retail delivery applications. Our customers in this market include JP Morgan Chase, Bank of America, ING/Direct and Charles Schwab Bank.

•	Automotive Finance Institutions. Our automotive finance processing services include integrated loan and lease servicing solutions for the global automotive finance industry. As of December 31, 2007, over 18 million automotive loans and leases in North America and Europe were processed on our automotive finance applications. We also offer dealer wholesale finance and other ancillary services to the automotive finance industry. Three of the top five captive automotive finance companies in the U.S., as ranked at the end of 2006, utilize our applications and services.

•	Commercial Lenders. We also provide business solutions that allow clients to automate and manage their entire commercial lending and loan trading businesses. Our customers include more than 100 financial institutions, including 8 of the top 10 and 34 of the top 50 as ranked by Tier 1 capital as rated by “The Banker” as of December 31, 2007. Our customers include Bank of America, JP Morgan Chase, General Electric, Merrill Lynch, Credit Suisse, Barclays Capital, Bank of Scotland, and Rabobank.

•	Retailers. A significant portion of our revenues from check risk management services is generated from large national retail chains including Sears, Best Buy, Marmaxx and Albertson’s. Other customers of our check risk management services include regional merchants such as hotels, automotive dealers, telecommunication companies, supermarkets, gaming establishments, mail order houses and other businesses.

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

International

We provide core banking applications, item processing, card services, and check risk management solutions to financial institutions, card issuers, and retailers in approximately 80 countries outside the United States. Our international operation leverages existing domestic applications and provides services for the specific business needs of our customers in targeted international markets. Our service offering includes a comprehensive range of payment processing services and core banking solutions. Our payment processing services, which comprise approximately 56% of our international revenues, include fully outsourced card issuer services and customer support, item processing and retail point-of-sale check authorization services. Our core banking solutions include fully outsourced processing arrangements, application management, software licensing and maintenance, facilities management and consulting services. Our international customers include CitiBank, Bradesco, ABN AMRO/Banco Real, ING Group, Krung Thai Bank, China Construction Bank, National Australia Bank, and a number of other mid-tier and regional financial institutions, card issuers, and retailers.

Our Lender Processing Services Operating Segment

The table below summarizes the revenues by division for our LPS segment (in millions):

	2007	2006	2005

Mortgage Processing	$384.3	$371.4	$360.6
Information Outsourcing	1,378.7	1,168.3	1,079.2
Other	(1.9)	44.5	44.5

Total LPS Revenues	$1,761.1	$1,584.2	$1,484.3

Mortgage Processing

We offer the most widely used mortgage loan servicing system (known as MSP) in the U.S. As of December 31, 2007, our mortgage loan servicing platform, or MSP, was used to process over 50% of all residential mortgages, based on number of loans, in the U.S. Our mortgage loan processing customers include Bank of America, Wells Fargo, National City Mortgage, and U.S. Bank Home Mortgage. Our customer relationships are typically long-term relationships that provide consistent annual revenues based on the number of mortgages processed on our platform.

While our mortgage servicing applications can be purchased on a stand-alone, licensed basis, the substantial majority of our MSP customers by both number of customers and number of loans choose to use us as their processing partner and engage us to perform all data processing functions in our technology center located in Jacksonville, Florida. Customers determine whether to process their loan portfolio data under an application service provider arrangement in which multiple clients share the same computing and personnel resources or to have their own dedicated resources within our facility.

The primary applications and services of this business include:

•	MSP. Our Mortgage Servicing Platform, or MSP, is an application that automates loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market, and federal regulatory reporting. MSP serves as the core application through which our bank customers keep the primary records of their mortgage loans, and as a result is an important part of the bank’s underlying processing infrastructure. MSP processes a wide range of loan products, including fixed-rate mortgages, adjustable-rate mortgages, construction loans, equity lines of credit and daily simple interest loans.

•	Empower. Empower is a mortgage loan origination software system used by banks, savings & loans, mortgage bankers and sub-prime lenders. This application automates making loans, providing seamless credit bureau access and interfacing with MSP, automated underwriting systems used by Freddie Mac and Fannie Mae and with vendors providing servicing, flood certifications, appraisals and title insurance.

Information Outsourcing

We offer a suite of services spanning the entire mortgage loan life cycle, from loan origination through closing, refinancing, foreclosure and resale. A significant number of our customers use a combination of our mortgage servicing, mortgage information, mortgage origination and default management services. Our client base includes mortgage lenders such as U.S. Bancorp, Bank of America, Freddie Mac and Washington Mutual, as well as investors and real estate professionals. Our primary service lines are described below:

•	Valuation and Appraisal Services. We provide a broad suite of valuation applications, which include automated valuation models, traditional appraisals, broker price opinions, collateral scores and appraisal reviews.

•	Mortgage Origination Services. We provide centralized title and closing services to financial institutions in the first mortgage, refinance, home equity and sub-prime lending markets. Our client base includes Wells Fargo, Washington Mutual, and Bank of America. Our centralized financial institution title agency services include arranging for the issuance of a title insurance policy by a title insurer. We offer these services on a national basis, both in the traditional manner and through our centralized production facilities that incorporate automated processes, which can help expedite the delivery of services. Our closing management services cover a variety of types of closings, including purchases and refinancings, and provide a variety of types of services. We maintain a network of independent closing agents who are trained to close loans in accordance with the lender’s instructions.

•	Default Management Services. We primarily provide our default management services to national mortgage lenders and loan servicers, many of which previously performed this function in-house. We currently provide default management services to 19 of the top 25 residential mortgage servicers, 14 of the top 25 sub-prime servicers, and 6 of the top 25 subservicers. Our default management services enable mortgage lenders and loan servicers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. We work with customers to identify specific parameters regarding the type and quality of services they require and provide a single point of contact for these services. As a result, our customers are able to use our outsourcing services in a manner that we believe provides a greater level of consistency in services, pricing, and quality than if these customers were to obtain these services from separate providers. We use our own resources and networks that we have established with independent contractors to provide these default management outsourcing solutions. Within our default management services we are now utilizing our proprietary Desktop System, a workflow information system that can be used for managing a range of different workflow processes. The Desktop System improves efficiency by streamlining complex work processes and reducing manual effort required to process files. It can be used to organize images of paper documents within a particular file, to capture information from imaged documents, to manage invoices and to provide multiple constituencies with access to key data needed for process management. The Desktop System serves as a core application for tracking all stages of the default management process.

•	1031 Exchange Intermediary Services. We act as a qualified exchange intermediary for those customers who seek to engage in qualified exchanges under Section 1031 of the Internal Revenue Code, which allows capital gains tax deferral on the sale of certain investment assets.

•	Real Estate Tax Services. We offer lenders a monitoring service that will notify them of any change in tax status during the life of a loan. We also provide complete outsourcing of tax escrow services, including the establishment of a tax escrow account that is integrated with the lender’s mortgage servicing system and the processing of tax payments to taxing authorities.

•	Flood Zone Certifications. We offer flood zone certifications through a proprietary automated system that accesses and interprets Federal Emergency Management Agency, or FEMA, flood maps and certifies whether a property is in a federally designated flood zone. Additionally, we offer lenders a life-of-loan flood zone determination service that monitors previously issued certificates for any changes, such as FEMA flood map revisions, for as long as that loan is outstanding.

•	Data and Analytics. We offer data and analytics services including enhanced property records information and alternative valuation services.

Sales and Marketing

Sales Force

We have teams of experienced sales personnel with subject matter expertise in particular services or in the needs of particular types of customers. A significant portion of our potential customers in each of our business lines is targeted via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts. Marketing activities include direct marketing, print advertising, media relations, public relations, tradeshow and convention activities, seminars, and other targeted activities. Because many of our customers use a single service, or a combination of services, our direct sales force also targets existing customers to promote cross-selling opportunities. Our strategy is to use the most efficient delivery system available to successfully acquire customers and build awareness of our services.

In our Lender Processing Segment, in addition to our traditional sales force, we have established a core team of senior managers to lead strategic account management for the full range of our services to existing and potential top-

tier financial institution customers. The individuals who participate in this effort, which we coordinate through our Office of the Enterprise, spend a significant amount of their time on sales and marketing efforts as well as working with our business units to develop solutions based upon strategic issues impacting customers’ businesses.

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

Competition

Our primary competitors include internal technology departments within banks, data processing or software development departments of large companies or large computer manufacturers, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services, and companies that market software for the electronic payment industry. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors for applications and services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against competitors with more limited application offerings.

We compete with vendors that offer similar core processing applications and services to financial institutions, including Fiserv, Inc., Jack Henry and Associates, Inc., Metavante Corporation, Open Solutions, IBM and Accenture. In certain non-U.S. markets, we compete with regional providers including Alnova, I-Flex, and Temenos.

Our competitors in the card issuer services market include third-party credit and debit card processors such as First Data Corporation, Total System Services, Electronic Data Systems Corporation, and Payment Systems for Credit Unions, and third-party software providers, which license their card processing systems to financial institutions and third-party processors. Competitors in the check risk management services market include First Data’s TeleCheck Services division, CrossCheck, and Global Payments.

The markets for our Information Outsourcing business lines are also highly competitive. Key competitive factors include quality of the service, convenience, speed of delivery, customer service, and price. We do not believe that there is a competitor currently offering the scope of services and market coverage that we provide in our Information Outsourcing business. However, there are a number of competitors in specific lines, some of which have substantial resources. First American and Land America are significant competitors in a majority of our Information Outsourcing business lines, including tax, flood, appraisal and default.

Research and Development

Our research and development activities have related primarily to the design and development of our processing systems and related software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our outsourcing infrastructure. In addition, we intend to offer services that are compatible with new and emerging delivery channels.

As part of our research and development process, we evaluate current and emerging technology for applicability to our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity type functions within a technology platform environment. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In the years ended December 31, 2007, 2006 and 2005 we recorded expense of approximately $106.3 million, $105.6 million, and $113.5 million, respectively, on research and development efforts (excluding amounts capitalized).

Government Regulation

Various aspects of our businesses are subject to federal, state, and foreign regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our services, as well as the imposition of civil fines and criminal penalties.

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

The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender and prohibit fee shares or splits of unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. RESPA and related regulations may to some extent restrict our real estate-related businesses from entering into certain preferred alliance arrangements. The U.S. Department of Housing and Urban Development is responsible for enforcing RESPA.

Real estate appraisers are subject to regulation in most states, and some state appraisal boards have sought to prohibit certain valuation products including our automated valuation applications. Courts have limited such prohibitions, in part on the ground of preemption by the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, but we cannot assure you that our valuation and appraisal services business will not be subject to regulation.

The title agency and related services we provide are conducted through an underwritten title company, title agencies, and individual title agents and escrow officers. The regulation of an underwritten title company is generally limited to requirements to maintain specified levels of net worth and working capital, and to obtain and maintain appropriate licenses for the jurisdictions in which it operates. The title agencies and individual escrow officers are also subject to regulation by the insurance or banking regulators in many jurisdictions. These regulators generally require, among other items, that agents and individuals obtain and maintain a license and be appointed by a title insurer. We also own a small title insurer which issues policies generated by our direct and agency operations in relatively limited circumstances. This insurer is domiciled in New York and is therefore subject to regulation by the insurance regulatory authorities of that state. Among other things, no person may acquire 10% or more of our common stock without the approval of the New York insurance regulators.

The California Department of Insurance has recently proposed implementing rate reductions in the title insurance industry in California. Florida, New Mexico, and Texas have also announced reviews of title insurance rates and other states could follow. At this stage, we are unable to predict what the outcome will be of these or any similar processes. Any such rate reductions could adversely affect our revenues from our title agency services.

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

Employees

As of December 31, 2007, we had approximately 31,000 employees, including approximately 12,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

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

If we fail to adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers and have difficulty attracting new customers for our services.

The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current services, and develop and introduce new services that address the increasingly sophisticated needs of our customers and their clients. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these services, or that our new services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance.

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

As of December 31, 2007, we had total debt of approximately $4.3 billion. This high level of debt could have important consequences to us, including the following:

•	the debt level makes us more vulnerable to economic downturns and adverse developments in our business, may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and limits our ability to pursue other business opportunities and implement certain business strategies;

•	we need to use a large portion of the money we earn to pay principal and interest on our senior credit facilities, which reduces the amount of money available to finance operations, acquisitions and other business activities, repay other indebtedness and pay shareholder dividends;

•	some of the debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	we have a higher level of debt than certain of our competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

In addition, the terms of our senior credit facilities may restrict us from taking actions, such as making significant acquisitions or dispositions or entering into certain agreements, which we might believe to be advantageous to us.

If we are unable to successfully consummate and integrate acquisitions, our results of operations may be adversely affected.

As part of our growth strategy, we have made numerous acquisitions in recent years. We anticipate that we will continue to seek to acquire complementary businesses and services. This strategy will depend on the ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so will be made more difficult by our substantial debt. If we are unable to acquire suitable acquisition candidates, we may experience slower growth.

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

Demand for many of our services is sensitive to the level of consumer transactions generated by our customers, and accordingly, our revenues could be impacted negatively by a general economic slowdown or any other event causing a material slowing of consumer spending.

A significant portion of our revenue is derived from transaction processing fees. Any changes in economic factors that adversely affect consumer spending and related consumer debt, or a reduction in check writing or credit and debit card usage, could reduce the volume of transactions that we process, and have an adverse effect on our business, financial condition and results of operations.

Potential customers may be reluctant to switch to a new vendor, which may adversely affect our growth, both in the U.S. and internationally.

For banks and other potential customers of our financial information software and services, switching from one vendor of bank core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. Many potential customers worry about potential disadvantages such as loss of accustomed functionality, increased costs and business disruption. As a result, potential customers, both in the U.S. and internationally, often resist change. We seek to overcome this resistance through strategies such as making investments to enhance the functionality of our software. However, there can be no assurance that our strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth, both in the U.S. and internationally.

Decreased lending and real estate activity may reduce demand for certain of our services and adversely affect our results of operations.

Real estate sales are affected by a number of factors, including mortgage interest rates, the availability of funds to finance purchases, the level of home prices and general economic conditions. The volume of refinancing transactions in particular and mortgage originations in general declined in 2005, 2006 and 2007 from 2004 levels, resulting in reduction of revenues in some of our businesses. The current MBA forecast is for $2.0 trillion of mortgage originations in 2008 compared to $2.3 trillion in 2007. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

Further, in the event that levels of home ownership were to decline or other factors were to reduce the aggregate number of U.S. mortgage loans, our revenues from mortgage processing and related services could be adversely affected.

We could have conflicts with FNF, and the executive chairman of our board of directors and other officers and directors could have conflicts of interest due to their relationships with FNF.

Conflicts may arise between FNF and us as a result of our ongoing agreements and the nature of our respective businesses. Among other things, we and certain of our subsidiaries are parties to a variety of related party agreements with FNF. Certain of our executive officers and directors will be subject to conflicts of interest with respect to such related party agreements and other matters due to their relationships with FNF.

Some of the FNF executive officers and directors who became executive officers and directors of our company in connection with the FNF Merger, including William P. Foley, II and Brent B. Bickett, own substantial amounts of FNF stock and stock options because of their relationships with FNF and Old FNF prior to the FNF Merger. Such ownership could create or appear to create potential conflicts of interest when our directors and officers are faced with decisions that involve FNF or any of its respective subsidiaries.

Mr. Foley, who became our Executive Chairman in connection with the FNF Merger, is currently the Chairman of the board of directors of FNF. Mr. Bickett also became an officer of our company and FNF. As a result, each of these individuals has obligations to us as well as to FNF and will have conflicts of interest with respect to matters potentially or actually involving or affecting us and FNF.

Matters that could give rise to conflicts between us and FNF include, among other things.

•	our past and ongoing relationships with FNF, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits, indemnification, and other matters;

•	the quality and pricing of services that we have agreed to provide to FNF or that it has agreed to provide to us; and

•	business opportunities arising for either us or FNF, that could be pursued by either us or by FNF.

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

We may lack adequate oversight since the chairman of the board of directors of FNF is also our executive chairman.

Mr. Foley is executive chairman of our board of directors. Mr. Foley is also the chairman of the board of directors of FNF. As a result of his roles, he has obligations to us as well as FNF and may have conflicts of time with respect to matters potentially or actually involving or affecting us. As executive chairman, it is expected that Mr. Foley will devote no more than one-half of his time to matters relating to us. If Mr. Foley’s duties as executive chairman of our board of directors require more time than he is able to allot, then his oversight of the activities of our company could be diminished and the effective management of our company could be adversely affected.

Our revenues from the sale of services to the VISA and MasterCard organizations are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship, and the loss or suspension of this certification or sponsorship could adversely affect our business.

In order to provide our card services, we must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an independent sales organization of VISA. These designations are dependent upon our continuing adherence to the standards of the VISA and MasterCard associations. The member financial institutions of VISA and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a certified processor, as a member service provider, or as an independent sales organization could be suspended or terminated. The termination of our member service provider status or our status as a certified processor, or any changes in the VISA and MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for the VISA or MasterCard organizations, would result in the loss of business from VISA or MasterCard issuing customers, and lead to a reduction in our revenues, which in turn could have a material adverse effect on our business.

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

In the wake of the current mortgage crisis, there could be adverse regulatory consequences or litigation that could affect us.

Various aspects of our businesses are subject to federal, state and foreign regulation. The sharp rise in home foreclosures that started in the United States during the fall of 2006 and has accelerated in 2007 and 2008 has begun to result in investigations and lawsuits against various parties commenced by various governmental authorities and third parties. It has also resulted in governmental review of aspects of the mortgage lending business, which may lead to greater regulation in areas such as appraisals, default management, loan closings and regulatory reporting. Such actions and proceedings could have consequences that could adversely affect our business.

Completion of the spin-off is subject to various risks.

On October 25, 2007, we announced our intention to pursue the spin-off of the businesses that primarily comprise our LPS operations. There is no guarantee the proposed spin-off will be finalized. Completion of the spin-off is subject to a number of specific factors and conditions, as well as to the discretion of our board of directors which may be influenced by market conditions or other factors. For example, it is a condition to completing the spin-off that we receive a private letter ruling from the IRS and an opinion of our special tax adviser, together to the effect that, for United States Federal income tax purposes, the following transactions will qualify as tax-free transactions to us, the spun-off entity, and our stockholders: (i) the contribution of all of our interest in the assets, liabilities, businesses and employees related to our LPS operations in exchange for the receipt by us of LPS, Inc. common stock and LPS, Inc. debt obligations (the “contribution”); (ii) the expected exchange by us of the LPS, Inc. debt obligations for certain of our outstanding debt (the “debt exchange”); and (iii) the distribution of LPS, Inc. common stock to our stockholders, except that any gain that our stockholders realize on cash received in lieu of any fractional shares of LPS, Inc. common stock to which such stockholders may be entitled in the distribution generally will be taxable to the stockholders. The proposed spin-off is also subject to the SEC having declared effective the registration statement for the new shares and the listing of LPS, Inc. common stock on the NYSE having been approved, among other conditions.

If the spin-off is not completed, we will have incurred costs without any corresponding benefit. Further, our management will have spent time executing the plan which may be a distraction from its day to day activities.

We and/or LPS may be unable to achieve some or all of the benefits that we expect will be achieved from the spin-off.

We and LPS, Inc. may not be able to achieve the full strategic and financial benefits we expect will result from the spin-off or such benefits may be delayed or not occur at all. These outcomes may occur due to, among other things, the leverage to be incurred by LPS, Inc. in connection with the spin-off, the loss of synergies, excess costs the two companies will incur as stand-alone entities, or the obligations imposed on LPS, Inc. and us to avoid certain transactions in respect of our capital stock in order to preserve the planned tax-free nature of the transactions.

Finally, notwithstanding our receipt of the IRS private letter ruling and opinion of our special tax adviser, the IRS could determine that the contribution, debt exchange and/or spin-off should be treated as taxable transactions if it determines that there was a misstatement or omission of any of the facts, representations, or undertakings that were included in the request for the private letter ruling, or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling. In such case, we and our shareholders could be subject to significant tax liabilities.

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

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new applications and services. Further, the software underlying our services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers. Defects in our software, errors, or delays in the processing of electronic transactions, or other difficulties could result in:

•	interruption of business operations;

•	late delivery to the market;

•	delay in market acceptance;

•	additional development and remediation costs;

•	diversion of technical and other resources;

•	loss of customers;

•	impact on growth expectations;

•	negative publicity; or

•	exposure to liability claims.

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

Our customers are subject to a number of government regulations and industry standards with which our services must comply. For example, our services are affected by VISA and MasterCard electronic payment standards that are generally updated twice annually. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, and results of operations.

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

If we experience system failures, the services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

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

In 2007, sales outside of the U.S. represented approximately 11.2% of our revenues. We believe there are additional opportunities to expand our international operations, and we expect to commit significant resources to expand our international sales and marketing activities. However, overall we are less well-known internationally than in the United States and have less experience with local business conditions. In addition, we will face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance, and we will be increasingly subject to a number of other risks and potential costs, including:

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

On July 3, 2007, we announced that a database administrator had misappropriated consumer information. To date, we have seen no evidence of the stolen information being used for anything other than marketing purposes. Nevertheless, multiple putative class action lawsuits were filed against us seeking monetary damages. Those class actions were settled in January of 2008, and the settlement received preliminary approval from the court in February of 2008. Although we do not believe that we face any material liability, there can be no assurance that this matter will not result in fines or other charges or adversely impact our relationships with the VISA and MasterCard issuing organizations, customers or regulators.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	general political, economic, and business conditions, including the possibility of intensified international hostilities, acts of terrorism, and general volatility in the capital markets;

•	failures to adapt our services to changes in technology or in the marketplace;

•	consolidation in the mortgage lending or banking industry;

•	security breaches of our systems and computer viruses affecting our software;

•	a decrease in the volume of real estate transactions such as real estate sales and mortgage refinancings, which can be caused by high or increasing interest rates, a shortage of mortgage funding, or a weak United States economy;

•	the impact of competitive services and pricing;

•	the ability to identify suitable acquisition candidates and the ability to finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price;

•	our ability to integrate any acquired business’ operations, services, clients, and personnel;

•	the effect of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business;

•	changes in, or the failure to comply with, government regulations, including privacy regulations; and

•	other risks detailed elsewhere in this Risk Factors section and in our other filings with the Securities and Exchange Commission.

We are not under any obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the possibility that actual results may differ materially from our forward-looking statements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Jacksonville, Florida, in an owned facility. FNF occupies and pays us rent for approximately 86,000 square feet in this facility. We lease office space as follows:

Number of
State	Locations(1)

California	44
Texas	21
Florida	18
Georgia, New York	10
New Jersey	8
Illinois, Massachusetts	7
Alabama, Arizona, Minnesota, North Carolina	6
Other	64

(1)	Represents the number of locations in each state listed.

We also lease approximately 72 locations outside the United States. We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings.

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

Grace & Digital Information Technology Co., Ltd.

We and certain of our employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. (“AIS”) in June of 2001. In March of 2002 (before AIS was acquired by us) Grace’s contract was terminated because it was no longer providing sales agent services. In May of 2004, Grace asserted a claim against us for unpaid sales commissions, and filed suit later that same year. The case was subsequently dismissed and re-filed in March of 2006. In the second filing, Grace alleged damages caused by breach of contract, violation of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act and violation of the Foreign Corrupt Practices Act (“FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the SEC and the U.S. Department of Justice. We vigorously defended Grace’s civil lawsuit, and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. The U.S. Department of Justice closed its investigation with no action being taken against the Company. The Company is awaiting a final determination from the SEC.

Driver’s Privacy Protection Act

A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds and seven other non-related parties in the U.S. District Court for the Southern District of Florida. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants settled the case with the plaintiffs. That settlement was preliminarily approved by the court over the objection of a group of Texas drivers and motor vehicle record holders and is awaiting final approval. The objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas alleging similar violations of the DPPA. The Acxiom action is filed against eFunds subsidiary ChexSystems, Inc., while the Biometric suit is filed against Certegy Check Services, Inc. ChexSystems filed a motion to dismiss or stay the action based upon the earlier settlement which was granted. The action against Certegy Check Services, Inc. was voluntarily dismissed in February of 2008.

Employee Data Theft

On July 3, 2007, we announced that a database administrator had misappropriated consumer information. To date, we have seen no evidence of the stolen information being used for anything other than marketing purposes. Nevertheless, multiple putative class action lawsuits were filed against us seeking monetary damages. Those class actions were settled in January of 2008. In February of 2008, the court indicated that preliminary approval of the settlement would be granted, but a formal written order has not yet been entered.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS.” The table set forth below provides the high and low sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2007 and 2006.

	High	Low	Dividend

2007
First Quarter	$47.55	$40.34	$0.05
Second Quarter	$55.09	$47.35	$0.05
Third Quarter	$57.67	$44.28	$0.05
Fourth Quarter	$47.86	$41.50	$0.05
2006
First Quarter(a)	$40.60	$36.57	$0.05
Second Quarter	$40.16	$35.15	$0.05
Third Quarter	$37.58	$33.74	$0.05
Fourth Quarter	$42.46	$36.66	$0.05

(a)	As part of the merger transaction, Certegy declared a $3.75 per share special cash dividend that was paid to its pre-merger shareholders at the consummation of the Certegy Merger. As of February 1, 2008, there were approximately 7,090 shareholders of record of our common stock.

We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $.05 per common share is payable March 27, 2008 to shareholders on record as of the close of business on March 13, 2008.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

On October 25, 2006, our Board of Directors approved a plan, effective for three years, authorizing repurchases of up to $200 million worth of our common stock. During the fourth quarter of 2007, we did not repurchase any of our common stock under this plan. We currently have $126.5 million of authorized repurchases available as of December 31, 2007.

Item 6.  Selected Financial Data.

The selected financial data set forth below constitutes historical financial data of Fidelity National Information Services, Inc. and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included elsewhere in this report.

On February 1, 2006, FIS was merged into a wholly owned subsidiary of Certegy in a tax-free merger. For accounting and financial reporting purposes, the merger was treated as a reverse acquisition of Certegy by FIS under the purchase method of accounting pursuant to accounting principles generally accepted in the U.S. Accordingly, our historical financial information for periods prior to the Certegy Merger is the historical financial information of FIS.

	Year Ended December 31,
	2007(1)	2006(2)	2005	2004	2003
	(In thousands, except per share data)

Statement of Earnings Data:
Processing and services revenues	$4,758,016	$4,042,163	$2,688,218	$2,257,573	$1,753,513
Cost of revenues	3,401,931	2,875,250	1,750,199	1,475,028	1,058,233

Gross profit	1,356,085	1,166,913	938,019	782,545	695,280

Selling, general and administrative expenses	504,130	498,246	411,918	422,664	322,282
Research and development costs	106,314	105,580	113,498	74,214	38,345

Operating income	745,641	563,087	412,603	285,667	334,653
Other income (expense)	66,604	(188,515)	(124,792)	15,052	(3,004)

Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	812,245	374,572	287,811	300,719	331,649
Income tax expense	300,530	139,232	107,066	113,071	128,428
Equity in earnings (loss) of unconsolidated entities	936	5,792	5,029	(3,308)	(55)
Minority interest	(2,192)	(185)	(4,450)	(3,673)	(14,518)

Net earnings from continuing operations	510,459	240,947	181,324	180,667	188,648
Earnings from discontinued operations, net of tax	8,639	18,140	15,226	8,749	14,409
Gain on disposition of discontinued operations, net of tax	42,124	—	—	—	—

Net earnings	$561,222	$259,087	$196,550	$189,416	$203,057

Net earnings per share — basic from continuing operations(3)	$2.64	$1.29	$1.42	$1.41	$1.48
Net earnings per share — basic from discontinued operations(3)	0.27	0.10	0.12	0.07	0.11

Net earnings per share — basic(3)	$2.91	$1.39	$1.54	$1.48	$1.59

Weighted average shares — basic	193,080	185,926	127,920	127,920	127,920
Net earnings per share — diluted from continuing operations(3)	$2.60	$1.27	$1.41	$1.41	$1.48
Net earnings per share — diluted from discontinued operations(3)	0.26	0.10	0.12	0.07	0.11

Net earnings per share — diluted(3)	$2.86	$1.37	$1.53	$1.48	$1.59

Weighted average shares — diluted	196,546	189,196	128,354	127,920	127,920

(1)	eFunds’ results of operations are included in earnings from September 12, 2007, the eFunds acquisition date.

(2)	Certegy’s results of operations are included in earnings from February 1, 2006, the Certegy Merger date.

(3)	Net earnings per share are calculated, for all periods prior to 2006, using the shares outstanding following FIS’s formation as a holding company, adjusted as converted by the exchange ratio (.6396) in the Certegy Merger.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$355,278	$211,753	$133,152	$190,888	$92,049
Total assets	9,794,583	7,630,560	4,189,021	4,002,856	2,327,085
Total long-term debt	4,275,397	3,009,501	2,564,128	431,205	13,789
Minority interest	14,194	12,970	13,060	13,615	12,130
Total stockholders’ equity	3,781,179	3,142,744	694,570	2,754,844	1,890,797

Selected Quarterly Financial Data

Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,(1)
	(In thousands, except per share data)

2007
Processing and services revenues	$1,103,027	$1,156,508	$1,168,067	$1,330,414
Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	87,973	229,136	321,376	173,760
Net earnings	59,503	148,004	245,304	108,411
Net earnings per share — basic	$0.31	$0.77	$1.27	$0.56
Net earnings per share — diluted	$0.30	$0.75	$1.25	$0.55
2006
Processing and services revenues	$878,325	$997,119	$1,058,197	$1,108,522
Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	53,720	97,828	112,649	110,375
Net earnings	39,358	66,029	78,580	75,120
Net earnings per share — basic	$0.23	$0.34	$0.41	$0.39
Net earnings per share — diluted	$0.23	$0.34	$0.41	$0.39

(1)	The fourth quarter of 2007 includes a full quarter of revenues relating to the eFunds acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest global providers of processing services to financial institutions, serving customers in over 80 countries throughout the world. We are among the market leaders in core processing, card issuing services, check point-of-sale verification and guarantee, mortgage processing, and certain other lender processing services in the U.S. We offer a diversified service mix, and benefit from the opportunity to cross-sell multiple services across our broad customer base. We have two reporting segments, TPS and LPS, which produced approximately 63% and 37%, respectively, of our revenues for the year ended December 31, 2007.

•	TPS. This segment focuses on serving the processing needs of financial institutions. Our primary software applications function as the underlying infrastructure of a financial institution’s core processing environment which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services, such as item processing and electronic funds transfer, that interact directly with the core processing applications, including applications that facilitate interactions between our financial institution customers and their clients such as online banking and bill payment services and fraud prevention and detection services. We offer our applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide point-of-sale check verification and guarantee services to retailers.

•	LPS. This segment provides outsourced business processes, core mortgage processing and information solutions primarily to national lenders and loan servicers. These processes include centralized title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. This segment’s information solutions include appraisal and valuation services, real estate tax services and flood zone information. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. On October 25, 2007, we announced that our Board of Directors had approved a plan to pursue a spin-off of the majority of our LPS division into a separate publicly traded company, which we refer to as LPS, Inc.

The Corporate and Other segment consists of the corporate overhead costs and other operations that are not included in the other segments.

On September 12, 2007, we completed the eFunds acquisition. The eFunds businesses have been integrated into our operations within our TPS segment.

Business Trends and Conditions

Transaction Processing Services

In the TPS business, increases in deposit and card transactions can positively affect our business and thus the condition of the overall economy can have an effect on growth.

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

Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. We continue to launch new services aimed at accommodating this demand. In recent years, we have introduced a variety of stored-value card types, Internet banking, and electronic bill presentment/payment services, as well as a number of card enhancement and loyalty/reward programs. The common theme among these offerings continues to be convenience and security for the consumer coupled with value to the financial institution.

Consolidation within the banking industry may be beneficial or detrimental to the TPS businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity.

Lender Processing Services

Our mortgage processing services business, driven by MSP, is largely subject to the number of residential mortgage loans outstanding which is influenced by overall home ownership. The level of residential real estate activity, which depends in part on the level of interest rates, affects the level of revenues from many of the other businesses in the LPS segment.

The slow down of real estate activity and the tightening of available credit in 2007 has resulted in a reduction in new loan origination and refinancing activity. The current MBA forecast is for $2.0 trillion of mortgage originations in 2008 as compared to $2.3 trillion in 2007. These factors are also likely to result in seasonal effects having more influence on real estate activity. Traditionally, the greatest volume of real estate activity, particularly residential resale transactions, has occurred in the spring and summer months.

In contrast, current market conditions have increased the volume of residential mortgage defaults and thus favorably affected our default management services, which provide services relating to residential mortgage loans in default. The overall strength of the economy also affects default revenues.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our Consolidated and Combined Financial Statements. These policies require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 3 of Notes to the Consolidated and Combined Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing our Consolidated and Combined Financial Statements.

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition and related interpretations, Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, American Institute of Certified Public Accountant’s SOP No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), SOP No. 98-9 Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”), and SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts (“SOP 81-1”). Recording revenues under the provisions of these pronouncements requires judgment, including determining whether or not an arrangement includes multiple elements, whether any of the elements are essential to the functionality of any other elements, and whether evidence of fair value exists for those elements. Customers receive certain contract elements over time and changes to the elements in an arrangement, or in our ability to identify fair value for these elements, could materially impact the amount of earned and unearned revenue reflected in our financial statements.

The primary judgments relating to our revenue recognition are determining when all of the following criteria are met under SAB 104: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Under EITF 00-21, judgment is also required to determine whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

If the deliverables under a contract are software related as determined under SOP 97-2 or SOP 98-9, we apply these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. This determination, as well as management’s ability to establish vendor specific objective evidence (“VSOE”) for the individual deliverables, can impact both the amount and timing of revenue recognition under these agreements. The inability to establish VSOE for each contract deliverable results in having to record deferred revenues and/or applying the residual method as defined in SOP 98-9. For arrangements where we determine VSOE for software maintenance using a stated renewal rate within the contract, we use judgment to determine whether the renewal rate represents fair value for that element as if it had been sold on a stand-alone basis. For a small percentage of revenues, we use contract accounting, as required by SOP No. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made.

Occasionally, we are party to multiple concurrent contracts with the same customer. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated.

Due to the large number, broad nature and average size of individual contracts we are a party to, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations. However the broader accounting policy assumptions that we apply across similar arrangements or classes of customers could significantly influence the timing and amount of revenue recognized in our historical and future results of operations or financial position.

Reserves for Check Guarantee Losses

In our check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, we reimburse our merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of our check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of our customer volumes, statistical analysis of check fraud trends within our customer volumes, and the quality of returned checks. Once these factors are considered, we establish a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to costs of revenues. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than our estimates. We had accrued claims payable and accrued claims recoverable balances of $27.4 million and $39.4 million at December 31, 2007 and $30.0 million and $39.4 million at December 31, 2006, respectively.

Historically, such estimation processes have proven to be materially accurate; however, our projections of probable check guarantee losses and anticipated recoveries are inherently uncertain, and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. We recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $113.8 million and $102.9 million, respectively, for the years ended December 31, 2007 and 2006. A ten percent difference in our estimated gross check guarantee losses and our estimated recoveries as of December 31, 2007 could impact 2007 net earnings by approximately $4.5 million after-tax.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2007 and 2006, computer software, net of accumulated amortization was $780.7 million and $640.8 million, respectively. Purchased software is recorded at cost and amortized using the straight line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over their estimated useful lives, ranging from 3 to 10 years. In determining useful lives, management considers historical results and technological trends which may influence the estimate. Amortization expense for computer software was $177.8 million, $130.2 million and $91.7 million in 2007, 2006 and 2005, respectively. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There are inherent uncertainties in determining the expected useful life or cash flows to be generated from computer software; however, we have not historically experienced significant changes in these estimates but could be subject such changes in the future.

Goodwill and Other Intangible Assets

We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill).

As of December 31, 2007 and 2006, goodwill was $5.3 billion and $3.7 billion, respectively. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. Such analyses are particularly sensitive to changes in future business trends and economic conditions which can significantly influence our estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill potentially leading to charges against earnings and a reduction in the carrying value of our goodwill.

As of December 31, 2007 and 2006, intangible assets, net of accumulated amortization, were $1.0 billion, and consisted primarily of purchased customer relationships and trademarks. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. All intangible assets that have been determined to have indefinite lives are not amortized, but are reviewed for impairment at least annually in accordance with SFAS No. 142. During 2005, we recorded a pre-tax impairment charge of $9.3 million to write-off the carrying value of customer relationships which were terminated at one subsidiary in the LPS segment. The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets require significant judgment and may affect the amount of future amortization on the intangible assets other than goodwill. Amortization expense for intangible assets other than goodwill was $168.7 million, $175.6 million and $125.4 million in 2007, 2006 and 2005, respectively. There is an inherent uncertainty in determining the expected useful life or cash flows to be generated from intangible assets. We have not historically experienced significant changes in these estimates but could be subject to them in the future.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within income tax expense in the statement of earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We believe that our tax positions comply with applicable tax law and that we adequately provide for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that determination is made.

Related Party Transactions

We are party to certain historical related party agreements with FNF and other related parties.

A detail of FNF related party items included in revenues is as follows (in millions):

	2007	2006	2005

Data processing services revenue	$46.8	$62.9	$56.9
Title plant information, maintenance, and management revenue	29.6	41.4	31.1
Software and services revenue	59.2	45.2	18.9
Other real-estate related services	13.5	12.7	10.9

Total revenues	$149.1	$162.2	$117.8

A detail of FNF related party items included in operating expenses (net of expense reimbursements) is as follows (in millions):

	2007	2006	2005

Title plant information, maintenance, and management expense	$3.7	$2.4	$3.0
Rent expense	—	—	5.0
Corporate services	2.7	9.5	29.0
Licensing, leasing, cost sharing, and other services	0.4	(12.9)	(15.7)

Total expenses	$6.8	$(1.0)	$21.3

In addition to the items shown above, we received revenue from unaffiliated third parties of $132.2 million, $83.9 million and $80.9 million in each of 2007, 2006 and 2005, respectively, representing commissions on title insurance policies placed by us on behalf of FNF.

Descriptions of these related party agreements and other related party relationships is included in Note 4 of the Notes to Consolidated and Combined Financial Statements.

Recent Developments

Lender Processing Services Spin Off

On October 25, 2007, we announced that our Board of Directors had approved pursuing a plan to spin-off the businesses that currently make up our LPS segment into a stand alone publicly traded company which will be known as Lender Processing Services, Inc. (“LPS, Inc.”). As currently contemplated, we will contribute the majority of the assets and liabilities of this segment into LPS, Inc. in exchange for additional shares of the LPS, Inc. common stock and approximately $1.6 billion principal amount of LPS, Inc. debt securities. Following receipt of necessary approvals from the Securities and Exchange Commission (the “SEC”) and a ruling from the Internal Revenue Service (the “IRS”) and an opinion from our special tax advisor with respect to the tax-free nature of the spin-off, we will distribute 100% of the LPS, Inc. common stock to our shareholders in the spin-off and exchange the LPS, Inc. debt securities for a like amount of our existing debt. We expect that the spin-off will be tax-free to FIS and our shareholders, and that the debt-for-debt exchange will be tax-free to FIS. We will then retire the debt that is exchanged for the LPS, Inc. debt securities. Completion of the spin-off is expected to occur in mid-2008. FIS’s current Chief Financial Officer, Jeff Carbiener, is expected to be the Chief Executive Officer of LPS, Inc.

In January 2008, we filed a ruling request with the IRS regarding the tax-free nature of the LPS, Inc. spin-off and intend to file a preliminary Form 10 Registration Statement with the SEC in the first quarter of 2008. Completion of the spin-off is contingent upon the satisfaction or waiver of a variety of conditions, including final approval of the spin-off and all related arrangements by our Board of Directors. The completion of the proposed spin-off is also subject to risks and uncertainties including but not limited to those associated with our ability to contribute the LPS segment assets and liabilities to LPS, Inc., with the ability of LPS, Inc. to complete the debt exchange in the manner and on the terms currently contemplated, the possibility that necessary governmental approvals or actions (from the IRS, the SEC or other authorities) will not be obtained, and market conditions for the spin-off.

Evaluation of Check Services Business

On August 2, 2007, we announced that our management is evaluating strategic alternatives for our U.S. and Australian check services businesses. Our Board of Directors authorized the plan, allowing management to investigate strategic alternatives. Check Services is a leading provider of retail point-of-sale check risk management solutions, as well as of cash access services to the gaming industry. Subsequent to year end, on February 28, 2008, we announced that we entered into an agreement to sell Certegy Gaming Services, Inc. to Global Cash Access Holdings, Inc. for approximately $100.0 million in cash, which includes cash used to fund its ATM operations. The sale is expected to close in late March or early April of 2008.

Factors Affecting Comparability

Our Consolidated and Combined Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:

•	On September 12, 2007, we acquired eFunds. eFunds provided risk management, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. In connection with this acquisition, we borrowed an additional $1.6 billion under our bank credit facilities.

•	On August 31, 2007, we completed the sale of one of our subsidiaries, Property Insight, to FNF, for $95.0 million in cash, realizing a pre-tax gain of $66.9 million ($42.1 million after-tax) which is reported as a discontinued operation in the consolidated statements of earnings in accordance with SFAS No. 144. Property Insight was a leading provider of title plant services to FNF, as well as to various national and regional title insurance underwriters. Property Insight primarily managed, maintained, and updated the title insurance plants that are owned by FNF. As a result of the transaction, we received related party revenues from FNF through August 31, 2007, but incurred related party expenses relating to our title agency operation’s access to Property Insight’s data since the sale.

•	On April 25, 2007, the board of directors of Covansys entered into an agreement with Computer Sciences Corporation (“CSC”) under which CSC agreed to acquire Covansys for $34.00 per share in an all-cash transaction. The merger closed on July 3, 2007, and we exchanged our remaining 6.9 million shares of stock for cash, and 4.0 million warrants for cash, per the terms of the merger agreement. We realized a pre-tax gain on sales of Covansys securities of $274.5 million in 2007.

•	On February 1, 2006, we merged into a wholly-owned subsidiary of Certegy. The transaction resulted in a reverse acquisition with a total purchase price of approximately $2.2 billion. Certegy provided credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services.

Although the legal entity that survived the Certegy Merger was Certegy (which has since been renamed Fidelity National Information Services, Inc.), for accounting purposes, our historical financial statements are those of FIS. Our Consolidated and Combined Financial Statements include the results of operations of Certegy from the date of the acquisition. As a result of this transaction, the results of operations in the periods covered by the Consolidated and Combined Financial Statements may not be directly comparable.

Consolidated and Combined Results of Operations
(in thousands, except per share amounts)

	2007	2006	2005
	(In thousands, except per share amounts)

Processing and services revenues	$4,758,016	$4,042,163	$2,688,218
Cost of revenues	3,401,931	2,875,250	1,750,199

Gross profit	1,356,085	1,166,913	938,019

Selling, general, and administrative expenses	504,130	498,246	411,918
Research and development costs	106,314	105,580	113,498

Operating income	745,641	563,087	412,603

Other income (expense):
Interest income	4,543	4,373	6,223
Interest expense	(228,340)	(192,819)	(126,778)
Gain on sale of investment in Covansys	274,488	—	—
Other income (expense), net	15,913	(69)	(4,237)

Total other income (expense)	66,604	(188,515)	(124,792)

Earnings before income taxes, equity in earnings of unconsolidated entities, minority interest, and discontinued operations	812,245	374,572	287,811
Provision for income taxes	300,530	139,232	107,066

Earnings before equity in earnings of unconsolidated entities, minority interest, and discontinued operations	511,715	235,340	180,745
Equity in (losses) earnings of unconsolidated entities	936	5,792	5,029
Minority interest (expense) income	(2,192)	(185)	(4,450)

Net earnings from continuing operations	510,459	240,947	181,324
Earnings from discontinued operations, net of tax	8,639	18,140	15,226
Gain on disposition of discontinued operations, net of tax	42,124	—	—

Net earnings	$561,222	$259,087	$196,550

Net earnings per share — basic from continuing operations	$2.64	$1.29	$1.42
Net earnings per share — basic from discontinued operations	0.27	0.10	0.12

Net earnings per share — basic	$2.91	$1.39	$1.54

Weighted average shares outstanding — basic	193,080	185,926	127,920

Net earnings per share — diluted from continuing operations	$2.60	$1.27	$1.41
Net earnings per share — diluted from discontinued operations	0.26	0.10	0.12

Net earnings per share — diluted	$2.86	$1.37	$1.53

Weighted average shares outstanding — diluted	196,546	189,196	128,354

Processing and Services Revenues

Processing and services revenues totaled $4,758.0 million, $4,042.2 million and $2,688.2 million in 2007, 2006 and 2005, respectively. The increase in revenue in 2007 of $715.8 million, or 17.7% as compared to 2006 is primarily attributable to organic growth across both segments, as well as increases attributable to acquisitions and newly formed operations. The eFunds acquisition contributed $166.6 million in the TPS segment from its September 12, 2007 completion date through December 31, 2007 and the Certegy Merger contributed one additional month of revenue in the current year, or approximately $96.4 million as compared to the full year 2006. The additional growth in the TPS segment was attributable to increased sales to new customers, particularly in our international operations. Our new Brazilian outsourcing operation added $40.5 million to the increase in the current year. The growth in the LPS segment was primarily the result of increased demand for services, due to market share gains and the current real estate market conditions, within our default management and appraisal businesses, partially offset by decreased demand for other real estate related businesses, decreased related party activity with FNF, and by the deconsolidation of Fidelity National Real Estate Solutions, Inc. (“FNRES”) in the current year. The increase in revenue in 2006 of $1,353.9 million as compared to 2005 is primarily due to incremental revenues from the February 1, 2006 Certegy Merger, which contributed $1,067.2 million to the overall increase. The remaining 2006 increase is attributable to growth across both segments, including 15.2% growth in TPS, excluding the impact of Certegy, and 6.7% growth in LPS. The growth in TPS was driven by strong new sales within Integrated Financial Solutions and International, while the growth in LPS was driven by market share gains in default and appraisal services.

Cost of Revenues

Cost of revenues totaled $3,401.9 million, $2,875.3 million and $1,750.2 million in 2007, 2006 and 2005, respectively. The increase in cost of revenues of $526.6 million in 2007 as compared to 2006 is primarily attributable to increased costs associated with increased revenues across both segments and the inclusion of expenses relating to eFunds since its acquisition date, which totaled $120.3 million. The impact of the one additional month of Certegy in the current year was approximately $76.0 million. The increases were slightly offset by the deconsolidation of FNRES in the current year. The increase in cost of revenues in 2006 as compared to 2005 of $1,125.1 million was primarily due to incremental cost of revenues from the February 1, 2006 Certegy Merger which contributed $848.2 million to the overall increase. An increase in depreciation and amortization expense to $383.0 million in 2006 from $252.5 million in 2005 resulting from additional intangible amortization related to the Certegy Merger also contributed to the year-over-year increase.

Gross Profit

Gross profit as a percentage of revenues (“gross margin”) was 28.5%, 28.9% and 34.9% in 2007, 2006 and 2005, respectively. The slight decrease in gross margin in 2007 as compared to 2006 is primarily due to the LPS segment, which has had significant growth in slightly lower margin service lines, particularly our appraisal services. We have also experienced declining margins in our tax and property exchange services due to overall slowing of the real estate market. The decrease in gross margin in 2006 as compared to 2005 is primarily due to the February 1, 2006 Certegy Merger, because the historical Certegy businesses typically have lower margins than those of the historically owned FIS businesses. Incremental intangible amortization expense relating to the Certegy Merger also contributed to the decrease in gross margin in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $504.1 million, $498.2 million and $411.9 million for 2007, 2006 and 2005, respectively. The increase of $5.9 million in 2007 as compared to 2006 primarily resulted from the inclusion of $15.2 million of expenses relating to eFunds since its acquisition date, as well as one additional month of Certegy in the current year. These 2007 increases were partially offset by a decrease in stock-based compensation expense, and the deconsolidation of FNRES in the current year. Stock-based compensation decreased from $50.1 million in 2006 to $39.0 million in 2007. The decrease in stock-based compensation is attributable to the $24.5 million in expense recorded for the vesting of the FIS performance-based options granted in March 2005 for which the performance criteria was met during the first quarter of 2006 and an acceleration charge of $6.1 million recorded in the fourth quarter relating to the FNF Merger. Other cost reduction targets, related to the integration of Certegy, during the current year have been achieved, helping to further offset the additional expense related to eFunds and Certegy. The increase of $86.3 million in selling, general and administrative expenses for 2006 as compared to 2005 primarily relates to incremental selling, general and administrative expenses from the February 1, 2006 Certegy Merger which contributed $73.7 million to the overall increase. Additionally, the increase was partly due to an increase in stock based compensation expense which increased from $20.4 million during 2005 to $50.1 million for 2006. This increase in stock-based compensation is primarily attributable to the $24.5 million and $6.1 million in transaction-related expense described above.

Research and Development Costs

Research and development costs totaled $106.3 million, $105.6 million and $113.5 million for 2007, 2006 and 2005, respectively.

Operating Income

Operating income totaled $745.6 million, $563.1 million and $412.6 million for 2007, 2006 and 2005, respectively. Operating income as a percentage of revenue (“operating margin”) was 15.7%, 13.9% and 15.3% for 2007, 2006 and 2005, respectively. The increase in operating margin for 2007 as compared to 2006 is primarily attributable to the increased revenues and achievement of expense synergies relating to the Certegy Merger. The year-over-year decrease in operating margin for 2006 is primarily due to incremental intangible asset amortization relating to the Certegy Merger, increased stock based compensation costs and other merger related costs, as well as relatively lower gross profit percentage associated with the Certegy service lines, as noted above.

Interest Expense

Interest expense totaled $228.3 million, $192.8 million and $126.8 million for 2007, 2006 and 2005, respectively. The increase in interest expense in 2007 as compared to 2006 is a result of our new debt related to the acquisition of eFunds, as well as the inclusion of $27.2 million in write-offs of capitalized debt issuance costs relating to our prior credit facility. The increases are partially offset by the impact of lower interest rates and the lower long-term debt balance through the date of the eFunds acquisition. The increase in interest expense in 2006 as compared to 2005 primarily relates to an increase in interest rates and higher average borrowings. The recapitalization that occurred late in the first quarter of 2005 resulted in a full year of interest in 2006 as compared to approximately ten months in 2005.

Income Tax Expense

Income tax expense totaled $300.5 million, $139.2 million and $107.1 million for 2007, 2006 and 2005, respectively. This resulted in an effective tax rate on continuing operations of 37.0%, 37.2% and 37.2% for 2007, 2006 and 2005, respectively. The increase in tax expense for 2007 as compared to 2006 is attributable to increased operating income and the gain on sale of Covansys common stock and warrants. The decrease in the overall effective tax rate for 2007 is due to the increase in foreign pre-tax income, which is taxed at overall lower rates.

Net Earnings

Net earnings from continuing operations totaled $510.5 million, $240.9 million and $181.3 for 2007, 2006 and 2005, respectively, or $2.60, $1.27 and $1.41 per diluted share, respectively. Included in net earnings in 2007 is an after tax gain of $172.9 million, or $0.88 per diluted share, from the sale of Covansys common stock and warrants. Net earnings from discontinued operations (including the gain on disposition of Property Insight) were $50.8 million, $18.1 million and $15.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, and diluted earnings per share from discontinued operations totaled $0.26, $0.10 and $0.12 for the years ended December 31, 2007, 2006 and 2005, respectively.

Segment Results of Operations

Transaction Processing Services
(in thousands)

	2007	2006	2005

Processing and services revenues	$2,985,077	$2,458,776	$1,208,430
Cost of revenues	2,308,728	1,914,148	904,124

Gross profit	676,349	544,628	304,306
Selling, general and administrative expenses	191,440	171,105	94,889
Research and development costs	70,378	70,879	85,702

Operating income	$414,531	$302,644	$123,715

Revenues for the TPS segment are derived from three main revenue channels: Enterprise Solutions, Integrated Financial Solutions and International. Revenues from TPS totaled $2,985.1 million, $2,458.8 million and $1,208.4 million for 2007, 2006 and 2005, respectively. The overall segment increase of $526.3 million in 2007 as compared to 2006 resulted from the previously mentioned organic growth in our International and Integrated Financial Solutions business lines and in core processing revenues for large banks, combined with the impact of the acquisition of eFunds, which added incremental revenues of $166.6 million, and one additional month of Certegy revenues, which totaled $96.4 million. The launch of our Brazilian item processing operation during the third quarter of 2006 contributed $40.5 million to the increase. The increases were partially offset by a reduction in revenues in our retail point-of-sale authorization business. The overall segment increase of $1,250.4 million during 2006, as compared to 2005, was primarily attributable to the Certegy Merger which contributed $1,067.2 million to the overall increase. Like 2007, the majority of the remaining 2006 growth is attributable to organic growth within Integrated Financial Solutions and International revenue channels, with International including $31.9 million related to the newly formed business process outsourcing operation in Brazil.

Cost of revenues for the TPS segment totaled $2,308.7 million, $1,914.1 million and $904.1 million for 2007, 2006 and 2005, respectively. The overall segment increase of $394.6 million in 2007 as compared to 2006 resulted from increased labor and other variable costs associated with increased revenues, the impact of the acquisition of eFunds, and one additional month of Certegy. The overall segment increase of $1,010.0 million during 2006 as compared to 2005 was primarily attributable to the Certegy Merger which contributed $848.2 million to the increase. Gross margin was 22.7%, 22.2% and 25.2% for 2007, 2006 and 2005, respectively. The increase in gross margin in 2007 as compared to 2006 is primarily due to lower intangible amortization expense. The decrease in gross margin in 2006 as compared to 2005 is primarily due to the February 1, 2006 Certegy Merger, which businesses typically have lower margins than those of the historically owned FIS businesses. Incremental intangible asset amortization relating to the Certegy Merger also contributed to the decrease in gross margin.

Selling, general and administrative expenses for the TPS segment totaled $191.4 million, $171.1 million and $94.9 million for 2007, 2006 and 2005, respectively. The increase of $20.3 million in 2007 as compared to 2006 is primarily attributable to increased labor costs, the impact of the acquisition of eFunds, and one additional month of Certegy, offset by achieving cost reduction targets related to the integration of Certegy during the current year. The increase in 2006 compared to 2005 is primarily attributable to the Certegy Merger which contributed $73.7 million to the overall increase of $76.2 million.

Research and development costs for the TPS segment totaled $70.4 million, $70.9 million and $85.7 million for 2007, 2006 and 2005, respectively.

Operating income for the TPS segment totaled $414.5 million, $302.6 million and $123.7 million for 2007, 2006 and 2005, respectively. Operating margin was approximately 13.9%, 12.3% and 10.2% for 2007, 2006 and 2005, respectively. The increase in 2007, as compared to 2006, primarily resulted from the increased gross margin, as well as a decrease, as a percentage of revenue, of 0.6% in selling, general, and administrative expenses and 0.5% in research and development costs. The increase in operating margin for 2006 as compared to 2005 resulted from a decrease, as a percentage of revenue, of 0.9% in selling, general and administrative expenses and 4.2% in research and development costs, partially offset by a decrease in gross margin as discussed above.

Lender Processing Services
(in thousands)

	2007	2006	2005

Processing and services revenues	$1,761,102	$1,584,170	$1,484,294
Cost of revenues	1,093,203	961,102	846,075

Gross profit	667,899	623,068	638,219
Selling, general and administrative expenses	188,902	197,419	223,951
Research and development costs	35,936	34,701	27,796

Operating income	$443,061	$390,948	$386,472

Revenues for the LPS segment totaled $1,761.1 million, $1,584.2 million and $1,484.3 million for 2007, 2006 and 2005, respectively. The overall segment increase of $176.9 million in 2007 as compared to 2006 resulted from accelerating demand for services within our default management businesses, which contributed an increase of $206.7 million, and in our appraisal services, which contributed $75.3 million. These increases are partially offset by decreased demand for other real estate related businesses, decreased related party activity with FNF, and by the deconsolidation of FNRES in the current year. The overall segment increase of $99.9 million during 2006 as compared to 2005 was the result of growth across most of the business lines, but primarily due to increased demand for our appraisal services along with growth in our default management businesses.

Cost of revenues for the LPS segment totaled $1,093.2 million, $961.1 million and $846.1 million for 2007, 2006 and 2005, respectively. The overall segment increase of $132.1 million in 2007 as compared to 2006, as well as the increase of $115.0 million in 2006 as compared to 2005, resulted from increased personnel, data processing, and other variable costs associated with increased business. The deconsolidation of FNRES slightly offset the increase in 2007. Gross margin was 37.9%, 39.3% and 43.0% for 2007, 2006 and 2005, respectively. The decrease in gross margin in 2007 as compared to 2006, as well as 2006 as compared to 2005 was primarily due to significant growth in lower margin service lines, particularly our appraisal services and other certain default services, along with declining margins in our tax services due to lower volumes and the lengthening of the service period.

Selling, general and administrative expenses for the LPS segment totaled $188.9 million, $197.4 million and $224.0 million for 2007, 2006 and 2005, respectively. The decrease of $8.5 million in 2007 as compared to 2006, as well as the decrease of $26.5 million in 2006 as compared to 2005 was primarily the result of cost control measures and the increased revenue base in the TPS segment for allocating certain combined selling and administrative expenses. The decrease in 2007 as compared to 2006 is also related to the deconsolidation of FNRES, partially offset by increased headcount in the default management businesses, and increased overhead costs.

Research and development costs for the LPS segment totaled $35.9 million, $34.7 million and $27.8 million for 2007, 2006 and 2005, respectively.

Operating income for the LPS segment totaled $443.1 million, $390.9 million and $386.5 million for 2007, 2006 and 2005, respectively. Operating margin was 25.2%, 24.7% and 26.0% for 2007, 2006 and 2005, respectively. The increase in operating income in 2007, as compared to 2006, as well as 2006 as compared to 2005, primarily results from our increased revenue, partially offset by our decreasing gross margin.

Corporate and Other

The Corporate and Other segment consists of the corporate overhead costs that are not included in the other segments. Corporate costs are primarily incurred directly by us; however, the 2006 period includes some amounts that were allocated from FNF prior to our merger with Old FNF, including stock based compensation. Selling, general and administrative expenses were $123.8 million, $129.7 million and $93.1 million in 2007, 2006 and 2005, respectively. The decrease in 2007 as compared to 2006 of $5.9 million primarily relates to a decrease in stock-based compensation expense, partially offset by additional costs associated with the eFunds acquisition and an increase in salaries and other labor costs. The increase in 2006 as compared to 2005 of $36.6 million primarily relates to an increase in stock-based compensation expense which increased from $20.4 million in 2005 to $50.1 million in 2006, as well as an increase in merger and merger related integration costs. The increase in stock based compensation primarily related to the $24.5 million in expense recorded in the first quarter of 2006 for the vesting of the FIS performance based options granted in March of 2005 for which the performance criteria were met during 2006 and a $6.1 million charge related to the acceleration of vesting of stock options recorded in the fourth quarter relating to the FNF Merger.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.

At December 31, 2007, we had cash on hand of $355.3 million and debt of approximately $4,275.4 million, including the current portion. We expect cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.

We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $.05 per common share is payable March 27, 2008 to shareholders of record as of the close of business on March 13, 2008.

We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to an additional $200.0 million worth of our common stock. During 2007, we repurchased 1.6 million shares of our stock for $80.3 million, at an average price of $49.15 under this program.

Cash Flows from Operations

Cash flows from operations were $463.6 million, $494.7 million and $426.0 million in 2007, 2006 and 2005 respectively. Included in 2007 cash flow from operations were payments of $106.6 million of tax liability relating to the gain on Covansys and a $47.5 million reduction in taxes payable due to stock option exercises. Included in 2006 cash flow from operations was a $26.9 million reduction in taxes payable due to stock option exercises.

Capital Expenditures

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. In 2007, we spent approximately $343.3 million on capital expenditures, and in 2008 we expect to spend approximately $280.0 million to $300.0 million, primarily on equipment, purchased software and internally developed software.

Financing

On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, we repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by us. On July 30, 2007, we, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, an increase from the foregoing $600 million. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds acquisition, and pay related fees and expenses. The Term Loan B will mature on January 18, 2014. Debt issuance costs of $25.9 million are capitalized at December 31, 2007 and will be amortized over the life of the agreement.

As of December 31, 2007, the Term Loan A balance was $2,047.5 million, the Term Loan B balance was $1,596.0 million and a total of $308.0 million was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors other than eFunds pledged certain equity interests we and they held in other entities (including certain of our direct and indirect subsidiaries) as collateral security for the obligations under the credit facility and the guarantee. The pledge also serves to equally and ratably secure our obligations under our outstanding 4.75% notes due 2008, discussed below.

We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A in scheduled installments of: (a) $13.1 million per quarter from June 30, 2007 through December 31, 2008; (b) $26.3 million per quarter from March 31, 2009 through December 31, 2009; and (c) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date. We must make quarterly principal payments under the Term Loan B in scheduled installments of $4.0 million per quarter from December 31, 2007 through September 30, 2013 with the remaining balance of approximately $1.5 billion payable on January 18, 2014. As discussed above, we expect to exchange LPS, Inc. debt securities we will receive in connection with the LPS, Inc. spin-off for our outstanding Term Loan B, which will immediately thereafter be retired.

In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from a percentage of excess cash flow (as defined in the Credit Agreement) between zero and fifty percent commencing with the cash flow for the year ended December 31, 2008. Voluntary prepayments of the Loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.

The outstanding balance of the Loans bears interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurocurrency (LIBOR) rate or (b) either (i) the federal funds rate or (ii) the prime rate. The applicable margin is subject to adjustment based on a leverage ratio (our total indebtedness to our EBITDA in our consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, we have the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, a prohibition on the payment of dividends and other restricted payments if an event of default has occurred and is continuing or would result therefrom, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $150 million or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity. We were in compliance with all covenants related to the Credit Agreement at December 31, 2007.

Both the Credit Agreement and the 4.75% notes referred to below are equally and ratably secured by a pledge of equity interests in our subsidiaries, subject to certain exceptions for subsidiaries not required to be pledged. As of December 31, 2007, the shares of subsidiaries representing less than 10% of our net assets were subject to such pledge.

Through the Certegy Merger, we have an obligation to service $200.0 million (aggregate principal amount) of secured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15. The notes include customary events of default, including a cross-default provision that permits the trustee or the holders of at least 25% of the Notes to declare the Notes in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $10 million or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof have caused it to become due and payable prior to its maturity.

Through the eFunds acquisition on September 12, 2007, we assumed $100.0 million in long-term notes payable previously issued to eFunds (the “eFunds Notes”). Subsequent to year-end, we redeemed the eFunds Notes for a total of $109.3 million, which includes a make-whole premium of $9.3 million. We completed the redemption on February 26, 2008.

We have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term Loans from variable to fixed (in millions):

			Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)

April 11, 2005	April 11, 2008	$150.0	1 Month Libor	4.39%
April 11, 2005	April 11, 2008	145.0	1 Month Libor	4.37%
April 11, 2005	April 11, 2008	55.0	1 Month Libor	4.37%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%
October 11, 2007	October 11, 2009	1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
December 11, 2007	December 11, 2010	750.0	1 Month Libor	3.85%

		$3,200.0

(1)	4.60% as of December 31, 2007.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Revolving Loan and the Term Loan A of 1.25% and the Term Loan B of 1.75%.

We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $41.2 million and an asset of $4.9 million, as of December 31, 2007 and 2006, respectively, which is included in the accompanying consolidated balance sheets in other noncurrent assets or liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans.

Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

Contractual Obligations

FIS’s long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’s significant contractual obligations and commitments as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt	$272,014	$142,850	$226,000	$173,500	$1,945,033	$1,516,000	$4,275,397
Interest	254,716	238,554	227,320	218,416	109,226	101,987	1,150,219
Operating leases	83,382	63,060	35,269	21,598	14,860	30,869	249,038
Investment commitments	47,514	—	—	—	—	—	47,514
Purchase commitments	33,264	—	—	—	—	—	33,264
Data processing and maintenance commitments	198,290	171,411	107,105	63,010	61,035	287,479	888,330

Total	$889,180	$615,875	$595,694	$476,524	$2,130,154	$1,936,335	$6,643,762

Off-Balance Sheet Arrangements

FIS does not have any material off-balance sheet arrangements other than operating leases.

Escrow Arrangements

In conducting our title agency, closing and 1031 exchange services operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. We have a contingent liability relating to proper disposition of these balances, which amounted to $1,926.8 million at December 31, 2007. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no loans outstanding as of December 31, 2007 and these balances were invested in short term, high grade investments that minimize the risk to principal.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008, is effective for periods beginning on or after December 15, 2008, and will apply to business combinations occurring after the effective date. Management is currently evaluating the impact of this statement on our statements of financial position and operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Management is currently evaluating the impact of this statement on our statements of financial position and operations.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks

As of December 31, 2007, we are paying interest on the Credit Agreement at LIBOR plus 1.25% and LIBOR plus 1.75% on our Term Loan A and Term Loan B, respectively. A one percent increase in the LIBOR rate would increase our annual debt service on the Credit Agreement by $10.2 million (based on principal amounts outstanding at December 31, 2007, net of interest rate swaps). The credit rating assigned to FIS by Standard & Poor’s was BB at December 31, 2007.

We have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term Loans from variable to fixed (in millions):

			Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)

April 11, 2005	April 11, 2008	$150.0	1 Month Libor	4.39%
April 11, 2005	April 11, 2008	145.0	1 Month Libor	4.37%
April 11, 2005	April 11, 2008	55.0	1 Month Libor	4.37%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%
October 11, 2007	October 11, 2009	1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
December 11, 2007	December 11, 2010	750.0	1 Month Libor	3.85%

		$3,200.0

(1)	4.60% as of December 31, 2007.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Revolving Loan and the Term Loan A of 1.25% and the Term Loan B of 1.75%.

We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $41.2 million and an asset of $4.9 million, as of December 31, 2007 and 2006, respectively, which is included in the accompanying consolidated balance sheets in other noncurrent assets or liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans.

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

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ and affiliates’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Fidelity National Information Services, Inc. and subsidiaries and affiliates maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries and affiliates as of December 31, 2007 and 2006, and the related consolidated and combined statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP

February 29, 2008
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries and affiliates (the “Company”) as of December 31, 2007 and 2006, and the related consolidated and combined statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries and affiliates as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ and affiliates’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 6 to the consolidated and combined financial statements, the Company completed an acquisition of eFunds Corporation on September 12, 2007 and as discussed in Note 15, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

/s/ KPMG LLP

February 29, 2008
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$355,278	$211,753
Settlement deposits	21,162	25,488
Trade receivables, net of allowance for doubtful accounts of $53.4 million and $31.5 million, respectively, at December 31, 2007 and 2006	825,915	623,065
Settlement receivables	116,935	18,442
Other receivables	206,746	159,584
Receivable from related party	14,907	5,208
Prepaid expenses and other current assets	168,454	148,601
Deferred income taxes	120,098	108,398

Total current assets	1,829,495	1,300,539

Property and equipment, net of accumulated depreciation of $331.5 million and $261.7 million, respectively, at December 31, 2007 and 2006	392,508	345,799
Goodwill	5,326,831	3,737,540
Intangible assets, net of accumulated amortization of $611.4 million and $449.5 million, respectively, at December 31, 2007 and 2006	1,030,582	1,009,978
Computer software, net of accumulated amortization of $334.5 million and $324.2 million, respectively, at December 31, 2007 and 2006	775,151	640,815
Deferred contract costs	256,852	233,996
Investment in unconsolidated entities	30,491	195,739
Long term note receivable from FNF	6,154	—
Long term lease receivables	—	52,702
Other noncurrent assets	146,519	113,452

Total assets	$9,794,583	$7,630,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$606,179	$520,016
Settlement payables	129,799	43,930
Current portion of long-term debt	272,014	61,661
Deferred revenues	246,222	254,908

Total current liabilities	1,254,214	880,515

Deferred revenues	111,884	104,479
Deferred income taxes	394,972	396,263
Long-term debt, excluding current portion	4,003,383	2,947,840
Other long-term liabilities	234,757	145,749

Total liabilities	5,999,210	4,474,846

Minority interest	14,194	12,970

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock $0.01 par value; 600 million shares authorized, 199.0 million and 197.4 million shares issued at December 31, 2007 and 2006, respectively	1,990	1,974
Additional paid in capital	3,038,203	2,879,271
Retained earnings	899,512	376,961
Accumulated other comprehensive earnings	53,389	45,009
Treasury stock, $0.01 par value, 4.3 million and 6.4 million shares at December 31, 2007 and 2006, respectively	(211,915)	(160,471)

Total stockholders’ equity	3,781,179	3,142,744

Total liabilities and stockholders’ equity	$9,794,583	$7,630,560

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Earnings
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share amounts)

Processing and services revenues, including $119.5 million, $120.8 million and $87.6 million of revenues from related parties for the years ended December 31, 2007, 2006 and 2005, respectively	$4,758,016	$4,042,163	$2,688,218
Cost of revenues, including related party expense incurred of $2.3 million for the year ended December 31, 2007	3,401,931	2,875,250	1,750,199

Gross profit	1,356,085	1,166,913	938,019

Selling, general, and administrative expenses, including expense incurred (reimbursed) from related parties of $3.1 million, $(3.4) and $18.3 million for the years ended December 31, 2007, 2006 and 2005, respectively	504,130	498,246	411,918
Research and development costs	106,314	105,580	113,498

Operating income	745,641	563,087	412,603

Other income (expense):
Interest income	4,543	4,373	6,223
Interest expense	(228,340)	(192,819)	(126,778)
Gain on sale of investment in Covansys	274,488	—	—
Other income (expense), net	15,913	(69)	(4,237)

Total other income (expense)	66,604	(188,515)	(124,792)

Earnings before income taxes, equity in earnings of unconsolidated entities, minority interest, and discontinued operations	812,245	374,572	287,811
Provision for income taxes	300,530	139,232	107,066

Earnings before equity in earnings of unconsolidated entities, minority interest, and discontinued operations	511,715	235,340	180,745
Equity in earnings of unconsolidated entities	936	5,792	5,029
Minority interest	(2,192)	(185)	(4,450)

Net earnings from continuing operations	510,459	240,947	181,324
Earnings from discontinued operations, net of tax	8,639	18,140	15,226
Gain on disposition of discontinued operations, net of tax	42,124	—	—

Net earnings	$561,222	$259,087	$196,550

Net earnings per share — basic from continuing operations	$2.64	$1.29	$1.42
Net earnings per share — basic from discontinued operations	0.27	0.10	0.12

Net earnings per share — basic	$2.91	$1.39	$1.54

Weighted average shares outstanding — basic	193,080	185,926	127,920

Net earnings per share — diluted from continuing operations	$2.60	$1.27	$1.41
Net earnings per share — diluted from discontinued operations	0.26	0.10	0.12

Net earnings per share — diluted	$2.86	$1.37	$1.53

Weighted average shares outstanding — diluted	196,546	189,196	128,354

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Comprehensive Earnings
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Net earnings	$561,222	$259,087	$196,550
Other comprehensive (loss) earnings:
Unrealized gain (loss) on Covansys warrants, net of tax	7,647	12,551	(3,704)
Unrealized gain (loss) on interest rate swaps, net of tax	(28,840)	(227)	3,192
Unrealized gain (loss) on other investments, net of tax	175	75	(4)
Unrealized gain (loss) on foreign currency translation, net of tax	45,874	29,503	(19,488)
Pension liability adjustment, net of tax	(2,157)	7,325	(4,804)
Reclassification adjustments for realized gains on Covansys warrants included in net earnings, net of tax	(14,319)	—	—

Other comprehensive (loss) earnings	8,380	49,227	(24,808)

Comprehensive earnings	$569,602	$308,314	$171,742

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005

						Accumulated
						Other
				Additional		Comprehensive			Total
	Common	Common	Net Investment	Paid In	Retained	Earnings	Treasury	Treasury	Stockholders’
	Shares	Stock	by FNF	Capital	Earnings	(Loss)	Shares	Stock	Equity
	(In thousands)

Balances, December 31, 2004	—	—	2,738,511	—	—	16,333	—	—	2,754,844
Net earnings from January 1, 2005 through March 8, 2005	—	—	40,423	—	—	—	—	—	40,423
Dividends paid	—	—	(2,700,000)	—	—	—	—	—	(2,700,000)
Net distribution to parent	—	—	(6,719)	—	—	—	—	—	(6,719)
Capitalization of holding company	95,940	959	(72,215)	71,256	—	—	—	—	—
Sale of minority interest, net of offering costs	31,980	320	—	454,016	—	—	—	—	454,336
Stock-based compensation	—	—	—	20,367	—	—	—	—	20,367
Net earnings from March 9, 2005 to December 31, 2005	—	—	—	—	156,127	—	—	—	156,127
Unrealized loss on investments and derivatives, net	—	—	—	—	—	(516)	—	—	(516)
Unrealized loss on foreign currency translation	—	—	—	—	—	(19,488)	—	—	(19,488)
Pension liability adjustment	—	—	—	—	—	(4,804)	—	—	(4,804)

Balances, December 31, 2005	127,920	$1,279	$—	$545,639	$156,127	$(8,475)	—	$—	$694,570

Net Earnings	—	—	—	—	259,087	—	—	—	259,087
Pension liability adjustment		—	—	—	—	11,582	—	—	11,582
Certegy acquisition	69,507	695	—	2,173,311	—	—	(5,964)	(60)	2,173,946
Exercise of stock options	—	—	—	70,364	—	—	3,511	39	70,403
Tax benefit associated with exercise of stock options	—	—	—	26,859	—	—	—	—	26,859
Stock-based compensation	—	—	—	50,076	—	—	—	—	50,076
Cash dividends declared	—	—	—	—	(38,253)	—	—	—	(38,253)
National NY contribution from FNF	—	—	—	10,744	—	—	—	—	10,744
FNF Capital merger	—	—	—	2,278	—	—	279	3	2,281
Purchases of treasury stock	—	—	—	—	—	—	(4,262)	(160,453)	(160,453)
Unrealized gain on investments and derivatives, net	—	—	—	—	—	12,399	—	—	12,399
Unrealized gain on foreign currency translation	—	—	—	—	—	29,503	—	—	29,503

Balances, December 31, 2006	197,427	$1,974	$—	$2,879,271	$376,961	$45,009	(6,436)	$(160,471)	$3,142,744

Net Earnings	—	—	—	—	561,222	—	—	—	561,222
Pension liability adjustment	—	—	—	—	—	(2,157)	—	—	(2,157)
Effect of fair valuing stock options assumed in the eFunds acquisition	—	—	—	37,681	—	—	—	—	37,681
Espiel, Inc. acquisition	119	1	—	5,999	—	—	—	—	6,000
Exercise of stock options	1,460	15	—	28,788	—	—	3,734	28,895	57,698
Tax benefit associated with exercise of stock options	—	—	—	47,511	—	—	—	—	47,511
Stock-based compensation	—	—	—	38,953	—	—	—	—	38,953
Cash dividends declared	—	—	—	—	(38,671)	—	—	—	(38,671)
Purchases of treasury stock	—	—	—	—	—	—	(1,634)	(80,339)	(80,339)
Unrealized loss on investments and derivatives, net	—	—	—	—	—	(35,337)	—	—	(35,337)
Unrealized gain on foreign currency translation	—	—	—	—	—	45,874	—	—	45,874

Balances, December 31, 2007	199,006	$1,990	$—	$3,038,203	$899,512	$53,389	(4,336)	$(211,915)	$3,781,179

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net earnings	$561,222	$259,087	$196,550
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	496,846	433,550	299,637
Amortization of debt issue costs	30,619	5,349	5,800
Gain on sale of Covansys stock	(274,488)	—	—
Loss on Covansys warrants	—	—	4,400
Gain on sale of Property Insight	(66,863)	—	—
Gain on sale of other assets	(4,812)	—	—
Gain on pension settlement	(12,065)	—	—
Stock-based compensation	38,953	50,076	20,367
Deferred income taxes	17,935	11,602	41,557
Income tax benefit from exercise of stock options	(47,511)	(26,859)	—
Equity in earnings of unconsolidated entities	(936)	(5,792)	(5,029)
Minority interest	2,192	185	4,450
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in trade receivables	(169,913)	32,045	(39,011)
Net increase in prepaid expenses and other assets	(70,078)	(73,669)	(97,631)
Net increase in deferred contract costs	(57,882)	(88,902)	(100,293)
Net (decrease) increase in deferred revenue	(11,565)	(13,500)	42,840
Net increase (decrease) in accounts payable, accrued liabilities, and other liabilities	31,898	(88,459)	52,339

Net cash provided by operating activities	463,552	494,713	425,976

Cash flows from investing activities:
Additions to property and equipment	(113,832)	(122,363)	(79,567)
Additions to capitalized software	(229,467)	(177,834)	(159,098)
Proceeds from sale of Covansys stock	430,157	—	—
Proceeds from sale of discontinued operations	95,720	—	—
Proceeds from sale of other assets, net of cash transferred out	515	—	—
Acquisitions, net of cash acquired	(1,729,013)	110,953	(48,389)

Net cash used in investing activities	(1,545,920)	(189,244)	(287,054)

Cash flows from financing activities:
Borrowings	4,300,300	245,130	2,800,000
Debt service payments	(3,032,735)	(368,576)	(711,037)
Capitalized debt issuance costs	(29,368)	(5,059)	(33,540)
Sale of stock, net of transactions costs	—	—	454,336
Income tax benefits from exercise of stock options	47,511	26,859	—
Stock options exercised	57,698	70,403	—
Treasury stock purchases	(80,339)	(160,453)	—
Dividends paid	(38,671)	(38,253)	(2,700,000)
Net contribution by (distribution to) FNF	—	1,396	(7,013)

Net cash (used in) provided by financing activities	1,224,396	(228,553)	(197,254)

Effect of foreign currency exchange rates on cash	1,497	1,685	596
Net (decrease) increase in cash and cash equivalents	143,525	78,601	(57,736)
Cash and cash equivalents, beginning of year	211,753	133,152	190,888

Cash and cash equivalents, end of year	$355,278	$211,753	$133,152

Noncash contributions by FNF	$—	$11,629	$294

Cash paid for interest	$201,270	$185,879	$112,935

Cash paid for taxes	$282,610	$79,968	$83,829

The accompanying notes are an integral part of these consolidated and combined financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unless stated otherwise or the context otherwise requires, all references to “FIS,” the “Company” or the “registrant”: (a) with respect to periods after the Certegy Merger described below, are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; and (b) with respect to periods up to and including the Certegy Merger, are to Fidelity National Information Services, Inc., a Delaware corporation that merged into Certegy in the Certegy Merger but was deemed the acquirer from an accounting perspective, as described below; all references to “Certegy” are to Certegy Inc., and its subsidiaries, with respect to periods prior to the Certegy merger (Note 6); all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS (Note 6); all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of the Company’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.

(1)	Basis of Presentation

FIS is a leading provider of technology solutions, processing services, and information-based services to the financial services industry. On February 1, 2006, the Company completed a merger with Certegy (the “Certegy Merger”) (Note 6) which was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of Certegy. In form, Certegy was the legal acquirer in the Certegy Merger and the continuing registrant for the Securities and Exchange Commission (the “SEC”) reporting purposes. However, due to the majority ownership in the combined entity held by FIS shareholders, FIS was designated the acquirer for accounting purposes and, effective on the Certegy Merger date, the historical financial statements of FIS became the historical financial statements of the continuing registrant for all periods prior to the Certegy Merger. The results of operations of Certegy are only included in these historical financial statements for periods subsequent to the Certegy Merger. Immediately after the Certegy Merger, the name of the SEC registrant was changed to Fidelity National Information Services, Inc.

In the Form 10-K for the year ended December 31, 2006, the Company improperly presented the impact of adopting Statement of Financial Accounting Standards (“SFAS”) No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) in the Statement of Comprehensive Earnings for 2006. The Company included the $6.9 million ($4.3 million, net of tax) impact of adopting SFAS 158 with the minimum pension liability adjustment in other comprehensive earnings for the year ended December 31, 2006. If the Company had properly excluded the SFAS 158 adjustment, the resulting amount of other comprehensive earnings would have been $49.2 million, net of tax. The Company corrected the 2006 amount reported in the Statement of Comprehensive Earnings in the Form 10-K for the year ended December 31, 2007. The correction has no impact on the Statement of Stockholders’ Equity for the year ended December 31, 2006.

Shortly after consummating the Certegy Merger, the Company implemented a new organizational structure, which resulted in the formation of new operating segments beginning with the reporting of results for the first quarter of 2006 (Note 19). Effective as of February 1, 2006, the Company’s reportable segments are Transaction Processing Services, or TPS, and Lender Processing Services, or LPS.

•	TPS. This segment focuses on serving the processing needs of financial institutions. The Company’s primary software applications function as the underlying infrastructure of a financial institution’s core processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. The Company also provides a number of complementary applications and services, such as item processing and electronic funds transfer, that interact directly with the core processing applications, including applications that facilitate interactions between the Company’s financial institution customers and their clients such as online banking and bill payment services and fraud prevention and detection services. The Company offers its applications and services through a range of delivery and service models, including on-site outsourcing and remote

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, the Company provides point-of-sale check verification and guarantee services to retailers.

•	LPS. This segment provides outsourced business processes, core mortgage processing and information solutions primarily to national lenders and loan services. These processes include centralized, title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. This segment’s information solutions include appraisal and valuation services, real estate tax services and flood zone information. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. On October 25, 2007, the Company announced that its Board of Directors had approved a plan to pursue a spin-off of the majority of its LPS division into a separate publicly traded company, which is referred to as LPS, Inc.

The Corporate and Other segment consists of the corporate overhead costs and other operations that are not included in the other segments.

On September 12, 2007, the Company completed the acquisition of eFunds Corporation (“eFunds”) (Note 6). The eFunds businesses have been integrated with the Company’s operations within the TPS segment.

(2)	Combination with Old FNF

On June 25, 2006, the Company entered into an agreement and plan of merger (the “FNF Merger Agreement”) with Old FNF (amended September 18, 2006) (the “FNF Merger”). The FNF Merger was one step in a plan that eliminated Old FNF’s holding company structure and majority ownership of FIS. In connection with this plan, Old FNF also entered into a securities exchange and distribution agreement (the “SEDA”) with its subsidiary Fidelity National Title Group, Inc. (“FNT”). Under the SEDA, Old FNF agreed that, prior to the merger, Old FNF would transfer substantially all its assets and liabilities to FNT, in exchange for shares of FNT common stock. Old FNF then would spin-off all shares of FNT stock it held to the stockholders of Old FNF in a tax-free distribution. Pursuant to the FNF Merger Agreement, on November 9, 2006 Old FNF merged with and into FIS, with FIS continuing as the surviving corporation. In consideration for the FNF Merger, Old FNF stockholders received an aggregate of 96,521,877 shares of FIS stock for their Old FNF shares. In addition, in connection with the FNF Merger, FIS issued options to purchase FIS common stock and shares of FIS restricted stock in exchange for certain Old FNF options and restricted stock outstanding at the time of the FNF Merger. The FNF Merger followed the completion, on October 24, 2006, of FNT’s acquisition under the SEDA of substantially all of the assets and liabilities of Old FNF (other than Old FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small subsidiary which merged into FIS in a separate transaction) in exchange for 45,265,956 shares of FNT’s Class A common stock, and Old FNF’s subsequent spin-off of its FNT shares (the “FNT Distribution”). Pursuant to the SEDA and after the completion of all of the transactions, FNT was renamed Fidelity National Financial, Inc. (“FNF”) and now trades under the symbol FNF. Old FNF Chairman and CEO William P. Foley, II, assumed a similar position in FNF and now serves as its Chairman and as Executive Chairman of FIS, and other key members of Old FNF senior management continued their involvement in both FNF and FIS in executive capacities.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

(b)  Cash and Cash Equivalents

For purposes of reporting balance sheets and cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

(c)  Fair Value of Financial Instruments

The fair values of financial instruments, which include trade receivables and long-term debt, approximate their carrying values. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and warrants relating to certain majority-owned subsidiaries (Note 3(d)).

(d)  Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended. During 2005, 2006 and 2007, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying consolidated balance sheets in other non-current assets and or other long term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded as

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

interest expense as a yield adjustment as interest payments are made on the Company’s Term Loans (Note 14). The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

(e)  Trade Receivables, net

A summary of trade receivables, net, at December 31, 2007 and 2006 is as follows (in thousands):

	December 31,	December 31,
	2007	2006

Trade receivables — billed	$739,504	$496,837
Trade receivables — unbilled	139,815	157,680

Total trade receivables	879,319	654,517
Allowance for doubtful accounts	(53,404)	(31,452)

Total trade receivables, net	$825,915	$623,065

A summary of the roll forward of allowance for doubtful accounts, at December 31, 2007, 2006 and 2005 is as follows (in thousands):

Allowance for doubtful accounts as of December 31, 2004	$(20,266)

Bad debt expense	(8,793)
Transfers and acquisitions	616
Write-offs	10,500

Allowance for doubtful accounts as of December 31, 2005	(17,943)
Bad debt expense	(20,600)
Transfers and acquisitions	(7,516)
Write-offs	14,607

Allowance for doubtful accounts as of December 31, 2006	(31,452)

Bad debt expense	(30,380)
Transfers and acquisitions	(15,995)
Write-offs	24,423

Allowance for doubtful accounts as of December 31, 2007	$(53,404)

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

(f)  Other receivables

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

(g)  Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired and liabilities assumed in business combinations. SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”) requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 142 and SFAS No. 144 also provide that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company measures for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement.

(h)  Long-lived Assets

SFAS No. 144 requires that long-lived assets and intangible assets with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(i)  Intangible Assets

The Company has intangible assets which consist primarily of customer relationships that are recorded in connection with acquisitions at their fair value based on the results of the valuation analysis. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates up to a ten-year period. Intangible assets with estimated useful lives are reviewed for impairment in accordance with SFAS No. 144 while intangible assets that are determined to have indefinite lives are reviewed for impairment at least annually in accordance with SFAS No. 142.

(j)  Computer Software

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

(k)  Deferred Contract Costs

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

(l)  Property and Equipment

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

(m)  Income Taxes

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

(n)  Revenue Recognition

The following describes the Company’s primary types of revenues and its revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers. The Company enters into arrangements with customers to provide services, software and software related services such as post-contract customer support and implementation and training either individually or as part of an integrated offering of multiple services. These services occasionally include offerings from more than one segment to the same customer. The revenues for services provided under these multiple element arrangements are recognized in accordance with the applicable revenue recognition accounting principles as further described below.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In its TPS business, the Company recognizes revenues relating to bank processing and credit and debit card processing services along with software licensing and software related services. Several of the Company’s contracts include a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, post-contract customer support and application management. In some cases, these services are offered in combination with one another and in other cases the Company offers them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Revenues from these arrangements are recognized as services are performed in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

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

In the event that the Company’s arrangements with its customers include more than one service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

If the services are software related services as determined under AICPA’s SOP 97-2 Software Revenue Recognition (“SOP 97-2”), and SOP 98-9 Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”) the Company applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

In its LPS business, the Company recognizes revenues relating to mortgage processing services, loan facilitation services, default management services, and property data-related services. Mortgage processing arrangements are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Revenue derived from software and service arrangements included in the LPS segment is recognized in accordance with SOP No. 97-2 as discussed above. Loan facilitation services primarily consist of centralized title agency and closing services for various types of lenders. Revenues relating to loan facilitation services are typically recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default management services assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Property data or data-related services principally include appraisal and valuation services, property records information, real estate tax services and borrower credit and flood zone information. Revenues derived from these services are recognized as the services are performed in accordance with SAB No. 104 as described above.

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

(o)  Cost of revenue and selling, general and administrative costs

Cost of revenue includes payroll, employee benefits, occupancy costs and other costs associated with personnel employed in customer service roles, including program design and development and professional services. Cost of revenue also includes data processing costs, amortization of software, customer relationship intangible assets and depreciation on operating assets.

Selling, general, and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources and finance roles. Selling, general, and administrative expenses also includes depreciation on non-operating corporate assets, advertising costs and other marketing-related programs.

(p)  Stock-Based Compensation Plans

Certain FIS employees are participants in the Fidelity National Information Services, Inc. 2005 Stock Incentive Plan, which provides for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards to officers and key employees. Also, certain FIS employees were

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

participants in FNF’s stock-based compensation plans, until the FNF Merger. Through the acquisition of Certegy, the Company adopted the Certegy stock incentive plans, which also allow for the granting of stock-based awards. All of the outstanding awards as of January 31, 2006 under Certegy’s plans were vested prior to the Certegy Merger.

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

The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). Under the fair-value method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for stock compensation expense of $39.0 million, $50.1 million and $20.4 million for 2007, 2006 and 2005, respectively, which is included in selling, general, and administrative expense in the consolidated and combined statements of earnings. The year ended 2006 included stock compensation expense of $24.5 million relating to the FIS performance based options granted on March 9, 2005 for which the performance and market based criteria for vesting were met during the period and a $6.1 million charge relating to the acceleration of option vesting in connection with the FNF Merger. There was no material impact of adopting SFAS No. 123R as all options issued to the Company’s employees under FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS No. 123 or SFAS No. 123R.

The following table illustrates the effect on net earnings for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards held by FIS employees, including those that were issued prior to the adoption of SFAS No. 123 (in thousands):

Net earnings	$196,550
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	12,589
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(12,995)

Pro forma net earnings	$196,144

Net earnings per share:
Basic — as reported and pro forma	$1.54

Diluted — as reported and pro forma	$1.53

(q)  Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statements of Stockholders’ Equity and are excluded from net earnings. Realized gains or losses

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

resulting from other foreign currency transactions are included in other income (expense) and are insignificant for the years ended December 31, 2007, 2006, and 2005.

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

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. Once these factors are considered, the Company establishes a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of $27.4 million and $30.0 million at December 31, 2007 and 2006, respectively, related to these estimations. The Company had accrued claims recoverable of $39.4 million and $39.4 million at December 31, 2007 and 2006, respectively, related to these estimations. In addition, the Company recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $113.8 million and $102.9 million for the years ended December 31, 2007 and 2006, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $112.3 million and $107.9 million for the years ended December 31, 2007 and 2006, respectively. Because the check guarantee business was acquired as part of the Certegy Merger (see Note 6), there are no amounts related to this activity in the year ended December 31, 2005.

(s)  Net Earnings per Share

The basic weighted average shares and common stock equivalents are determined using the treasury stock method for the year ended December 31, 2006 include the shares and options that were previously outstanding at Certegy only from February 1, 2006 through December 31, 2006. If these shares and options had been outstanding for the entire twelve months of 2006, basic weighted average shares outstanding would have been approximately 191.3 million, common stock equivalents would have been 3.3 million and weighted average shares on a diluted basis would have been 194.6 million.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Net earnings from continuing operations for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Net earnings from continuing operations	$510,459	$240,947	$181,324
Net earnings from discontinued operations (including gain on sale of discontinued operations, net of tax)	50,763	18,140	15,226

Net earnings	$561,222	$259,087	$196,550

Weighted average shares outstanding — basic	193,080	185,926	127,920
Plus: Common stock equivalent shares assumed from conversion of options	3,466	3,270	434

Weighted average shares outstanding — diluted	196,546	189,196	128,354

Basic net earnings from continuing operations per share	$2.64	$1.29	$1.42
Basic net earnings from discontinued operations per share	0.27	0.10	0.12

Basic net earnings per share	$2.91	$1.39	$1.54

Diluted net earnings from continuing operations per share	$2.60	$1.27	$1.41
Diluted net earnings from discontinued operations per share	0.26	0.10	0.12

Diluted net earnings per share	$2.86	$1.37	$1.53

(t)  Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of this statement on the Company’s statements of financial position and operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

which will be applied retrospectively for all periods presented. Management is currently evaluating the impact of this statement on the Company’s statements of financial position and operations.

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

(u)  Certain Reclassifications

Certain reclassifications have been made in the 2006 and 2005 consolidated and combined financial statements to conform to the classifications used in 2007.

(4)	Related Party Transactions

The Company has historically conducted business with Old FNF and its subsidiaries, including FNF. In March 2005, in connection with the recapitalization of and sale of a minority equity interest in the Company, the Company entered into various agreements with Old FNF under which the Company has continued to provide title agency services, title plant management, and IT services. Further, the Company also entered into service agreements with Old FNF under which Old FNF continued to provide corporate services. In September 2005, when FNT was formed and the title insurance business was consolidated under FNT, many of these agreements were amended and restated to take into account the services that would be performed for and by FNT rather than Old FNF. On February 1, 2006, in connection with the closing of the Certegy Merger, many of these agreements were further amended and restated to reflect changes in the parties’ relationships. Certain of these agreements were further amended or terminated in connection with the FNF Merger and related transactions. A summary of these agreements in effect through December 31, 2007 is as follows:

•	Agreement to provide data processing services. This agreement governs the revenues to be earned by the Company for providing IT support services and software, primarily infrastructure support and data center management, to FNF and its subsidiaries. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years.

•	Agreements to provide software development and services. These agreements govern the fee structure under which the Company is paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other real estate related services. Under these arrangements the Company is paid for providing other real estate related services to FNF, which consist primarily of data services required by the title insurance operations.

•	Agreements by FNF to provide corporate services to the Company. Through November 9, 2006, these agreements provided for FNF to provide general management, accounting, treasury, tax, finance, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate and administrative support to the Company. Since November 9, 2006, these charges only relate to certain less significant activities performed or recorded by FNF on behalf of the Company. The pricing of these services is at cost for services which are either directly attributable to the Company, or in certain circumstances, an allocation of the Company’s share of the total costs incurred by FNF in providing such services based on estimates that FNF and FIS believe to be reasonable.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

•	Licensing, leasing, cost sharing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with the Company’s use of certain intellectual property or other assets of or services by FNF.

•	Agreements to provide title agency services. These agreements allow the Company to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves FIS providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). The LPS segment includes revenues from unaffiliated third parties of $132.2 million, $83.9 million and $80.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, representing commissions on title insurance policies placed by the Company on behalf of title insurance subsidiaries of FNF. These commissions in aggregate are equal to approximately 89% of the total title premium from title policies that the Company place with subsidiaries of FNF. The Company also performs similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

Sale of Property Insight, LLC

On August 31, 2007, the Company completed the sale of a subsidiary, Property Insight, LLC (“Property Insight”), to FNF, for $95.0 million in cash, realizing a pre-tax gain of $66.9 million ($42.1 million after-tax), based on net assets of $28.1 million. Property Insight is reported as a discontinued operation in the consolidated and combined statements of earnings for the years ended December 31, 2007, 2006 and 2005 in accordance with SFAS No. 144. The net earnings from Property Insight, including related party revenues and expenses, are classified as earnings from discontinued operations in each statement of earnings presented. Property Insight contributed revenues of $52.6 million, $90.4 million and $77.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Property Insight contributed pretax profit of $13.7 million, $28.7 million and $24.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Property Insight was a part of the LPS segment and was a leading provider of title plant services to FNF, as well as to various national and regional title insurance underwriters. Property Insight primarily managed, maintained, and updated the title insurance plants that are owned by FNF. As a result of the transaction, the Company received related party revenues from FNF through August 31, 2007, but the Company incurred related party expenses relating to the Company’s title agency operation’s access to Property Insight’s data since the sale. The prior agreements between FNF and FIS governed the fee structure under which the Company was paid for maintaining, managing and updating title plants owned by FNF’s title underwriters in certain parts of the country. The title plant maintenance agreement required, among other things, that FIS gather updated property information, organize it, input it into one of several systems, maintain or obtain the use of necessary software and hardware to store, access and deliver the data, sell and deliver the data to customers and provide various forms of customer support. The Company sold property information to title underwriters which are subsidiaries of FNF as well as to various unaffiliated customers. The Company paid FNF a royalty fee of 2.5% to 3.75% of the revenues received. In the case of the maintenance agreement, the Company was responsible for the costs of keeping the title plant assets current and functioning, and, in return, received the revenue generated by those assets.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A detail of FNF related party items included in revenues is as follows (in millions):

	2007	2006	2005

Data processing services revenue	$46.8	$62.9	$56.9
Title plant information, maintenance, and management revenue	29.6	41.4	31.1
Software and services revenue	59.2	45.2	18.9
Other real-estate related services	13.5	12.7	10.9

Total revenues	$149.1	$162.2	$117.8

A detail of FNF related party items included in operating expenses (net of expense reimbursements) is as follows (in millions):

	2007	2006	2005

Title plant information, maintenance, and management expense	$3.7	$2.4	$3.0
Rent expense	—	—	5.0
Corporate services	2.7	9.5	29.0
Licensing, leasing, cost sharing, and other services	0.4	(12.9)	(15.7)

Total expenses	$6.8	$(1.0)	$21.3

The Company believes the amounts earned from or charged by FNF to FIS under each of the foregoing service arrangements were fair and reasonable. The Company believes that the approximate 89% aggregate commission rate on title insurance policies is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The Company’s information technology infrastructure support and data center management services to FNF are priced within the range of prices the Company offers to third parties. However, the amounts the Company earned or that were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that the Company might have obtained from an unrelated third party.

The Company also provides data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF holds an approximate 40% equity interest. The Company recorded revenue relating to the Sedgwick arrangement of $37.8 million and $17.3 million during the years ended December 31, 2007 and 2006, respectively.

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

Merger with FNF Capital

On October 26, 2006, the Company completed a merger with FNF Capital, Inc. (“FNF Capital”), a leasing subsidiary of Old FNF. The Company issued 279,000 shares of its common stock to Old FNF in exchange for a majority ownership in FNF Capital. The transaction was recorded at Old FNF’s historical basis in FNF Capital of approximately $2.3 million and the Company purchased the minority ownership shortly thereafter for $3.8 million in cash. Through the merger, the Company assumed a note payable to Old FNF of $13.9 million, and the Company recorded interest expense related to this note of $0.6 million and $0.2 million through September 30, 2007 and for the year ended December 31, 2006, respectively. On September 30, 2007, the Company sold certain leasing assets of

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

FNF Capital back to FNF for $15.0 million and FNF assumed the aforementioned note payable and other liabilities. The Company also recorded a $7.3 million note receivable from FNF relating to the transaction, and from October 1, 2007 through December 31, 2007, the Company recorded interest income related to this note of $0.1 million.

Investment by FNF in Fidelity National Real Estate Solutions, Inc.

On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc. (“FNRES”), an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. As a result, since December 31, 2006, the Company no longer consolidates FNRES, but has recorded its remaining 39% interest as an equity investment in the amount of $30.5 million and $33.5 million as of December 31, 2007 and 2006, respectively. The Company recorded equity losses (net of tax), from its investment in FNRES, of $1.9 million for the year ended December 31, 2007.

Transactions with ABN AMRO Real and Banco Bradesco S.A.

The Company recorded revenues of $56.9 million and $24.2 million for the years ended December 31, 2007 and 2006, respectively, from ABN AMRO Real (“ABN”). The Company recorded revenues of $53.1 million and $19.1 million for the years ended December 31, 2007 and 2006, respectively, from Banco Bradesco (“Bradesco”). Both ABN and Bradesco are venture partners in the Company’s Brazilian card business.

(5)	Recapitalization of FIS and Sale of Equity Interest

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

Concurrently, FIS sold a 25 percent equity interest to an investment group led by Thomas H. Lee Partners (THL) and Texas Pacific Group (TPG). The Company issued a total of 32 million shares of common stock of FIS (as converted for the Certegy Merger) to the investment group for a total purchase price of $500 million. A new Board of Directors was created at FIS, with William P. Foley, II, then current Chairman and Chief Executive Officer of FNF, serving as Chairman and Chief Executive Officer of FIS. FNF appointed four additional members to the FIS Board of Directors, while each of THL and TPG appointed two directors. On February 1, 2006 the Company completed its merger with Certegy and further changes were made to the Board of Directors and Lee Kennedy was appointed President and CEO of FIS (Note 6). The following steps were undertaken to consummate the recapitalization plan and equity interest sale. On March 8, 2005, the Company declared and paid a $2.7 billion dividend to FNF in the form of a note. On March 9, 2005, the Company borrowed $2.8 billion under its new senior credit facilities and then paid FNF $2.7 billion, plus interest in repayment of the note. The equity interest sale was then closed through the payment of $500 million from the investment group led by THL and TPG to the Company. The Company then repaid approximately $410 million outstanding under its November 8, 2004 credit facility. Finally, the Company paid all expenses related to the transactions. These expenses totaled $79.2 million, consisting of $33.5 million in financing fees and $45.7 million in fees relating to the equity interest sale, including placement fees payable to the investors.

(6)	Acquisitions

The results of operations and financial position of the entities acquired during the years ended December 31, 2007, 2006, and 2005 are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. The acquisitions prior to 2006 were made by the Company or by FNF and then contributed to FIS by

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

FNF. The acquisitions made by FNF and contributed to FIS are included in the related Consolidated and Combined Financial Statements as capital contributions.

eFunds Corporation

On September 12, 2007, the Company completed its acquisition of eFunds. This acquisition expanded the Company’s presence in risk management services, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. Pursuant to the Agreement and Plan of Merger (the “eFunds Merger Agreement”) dated as of June 26, 2007, eFunds became a wholly-owned subsidiary of FIS. The issued and outstanding shares of eFunds common stock, par value $0.01 per share were converted into the right to receive $36.50 per share in cash from FIS.

The total purchase price was as follows (in millions):

Cash paid for eFunds’ common stock	$1,744.9
Value of eFunds’ stock awards	37.6
Transaction costs	8.3

$1,790.8

The purchase price has been initially allocated to eFunds’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of September 12, 2007. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The initial purchase price allocation is as follows (in millions):

Cash	$99.3
Trade and other receivables	130.6
Land, buildings, and equipment	67.9
Other assets	17.1
Computer software	54.5
Intangible assets	174.9
Goodwill	1,540.7
Liabilities assumed	(294.2)

Total purchase price	$1,790.8

The allocation of the purchase price to intangible assets, including computer software and customer relationships, is based on valuations performed to determine the values of such assets as of the merger date. During the fourth quarter of 2007 the Company adjusted its initial purchase accounting, and believes the valuations have been substantially completed as of December 31, 2007.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the liabilities assumed in the eFunds Acquisition (in millions):

Notes payable and capital lease obligations	$101.6
Deferred income taxes	(2.4)
Estimated severance payments	41.6
Estimated employee relocation and facility closure costs	21.5
Other merger related costs	20.2
Other operating liabilities	111.7

$294.2

The Company is currently evaluating the various employment agreements, lease agreements, vendor arrangements, and customer contracts of eFunds. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company. The Company expects to substantially complete this evaluation during the first half of 2008 and will adjust the amounts recorded as of December 31, 2007 to reflect the Company’s revised evaluations.

In connection with the eFunds Acquisition, the Company also adopted eFunds’ stock option plans and has registered approximately 2.2 million options and 0.2 million restricted stock units in replacement of similar outstanding awards held by eFunds employees. The amounts attributable to vested options are included as an adjustment to purchase price and the amounts attributable to unvested options and restricted stock units will be expensed over the remaining vesting period based on a valuation as of the date of closing.

Certegy

On September 14, 2005, the Company entered into a definitive merger agreement with Certegy under which the Company and Certegy combined operations to form a single publicly traded company called Fidelity National Information Services, Inc. (NYSE:FIS). Certegy was a payment processing company headquartered in St. Petersburg, Florida. On January 26, 2006, Certegy’s shareholders approved the Certegy Merger, which was subsequently consummated on February 1, 2006. The Company acquired Certegy to expand its share of the payment processing services industry and create synergies with many of its other product lines.

Under the terms of the Certegy Merger agreement, the Company was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all of the Company’s outstanding stock was converted into Certegy common stock. As a result of the Certegy Merger:

•	The Company’s pre-merger shareholders owned approximately 67.4% of the Company’s outstanding common stock immediately after the Certegy Merger, while Certegy’s pre-merger shareholders owned approximately 32.6%;

•	Immediately after the Certegy Merger, Old FNF and its subsidiaries owned approximately 51.0% of the Company’s outstanding common stock; and

•	The Company’s board of directors was reconstituted so that a majority of the board consisted of directors designated by the Company’s pre-merger shareholders.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

options, restricted shares, and other awards that may be granted to any individual in any calendar year. These changes were approved by Certegy’s shareholders on January 26, 2006.

As part of the Certegy Merger transaction, Certegy declared a $3.75 per share special cash dividend that was paid to Certegy’s pre-merger shareholders. This dividend, totaling $236.6 million, was declared by Certegy prior to the consummation of the Certegy Merger.

Generally accepted accounting principles in the U.S. require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. FIS has been designated as the accounting acquirer because immediately after the Certegy Merger its shareholders held more than 50% of the common stock of the combined company. As a result, the Certegy Merger has been accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, the Company is considered the acquiring entity and Certegy is considered the acquired entity for financial reporting purposes. The financial statements of the combined company after the Certegy Merger reflect the Company’s financial results on a historical basis and include the results of operations of Certegy from February 1, 2006.

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

The allocation of the purchase price to intangible assets, including computer software and customer relationships, is based on valuations performed as of the merger date.

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

$1,370.6

In connection with the Certegy Merger, the Company announced that it intended to terminate and settle the Certegy U.S. Retirement Income Plan (pension plan). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The Company received an Internal Revenue Service (the “IRS”) determination letter, dated July 26, 2007. The pension plan was terminated and the assets distributed during the fourth quarter of 2007. In addition to the pension plan obligation, the Company assumed liabilities for Certegy’s Supplemental Executive Retirement Plan (the “SERP”) and Postretirement Benefit Plan. The SERP was terminated and paid out during the first quarter of 2008. The total liability recorded as part of the purchase price allocation related to all three plans, net of the fair value of plan related assets, was $31.1 million.

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

Pro Forma Results

Selected unaudited pro forma results of operations for years ended December 31, 2007 and 2006, assuming the eFunds Acquisition and Certegy Merger had occurred as of January 1, 2006, and using actual general and administrative expenses prior to the acquisition and merger, are presented for comparative purposes below (in thousands):

	2007	2006

Total revenues	$5,143,715	$4,687,493
Net earnings from continuing operations	$400,213	$127,505
Pro forma earnings per share — basic from continuing operations	$2.07	$0.67
Pro forma earnings per share — diluted from continuing operations	$2.04	$0.65

The December 31, 2006 pro forma results include pre-tax merger related costs recorded in January 2006 by Certegy of $79.7 million and a pre-tax charge of $24.5 million related to FIS performance-based stock

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

compensation. The December 31, 2007 pro forma results include a pre-tax gain of $274.5 million on the sale of the investment in Covansys, and eFunds merger related costs of approximately $91.4 million, on a pre-tax basis.

Other acquisitions:

The following transactions with acquisition prices between $10 million and $100 million were completed by the Company during the period from January 1, 2006 through December 31, 2007. Purchase prices reflected in the table are net of cash acquired:

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

Consolidated joint venture:

Banco Bradesco S.A. and Banco ABN AMRO Real

On March 28, 2006, the Company signed a definitive agreement to form a venture with Banco Bradesco S.A. and Banco ABN AMRO Real to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. This venture positioned the Company as the leading third-party card processor in Brazil. The Company will make investments of approximately $118.5 million through 2008, including $54.0 million and $17.0 million already made in 2007 and 2006, respectively. The Company transferred ownership of its existing Brazilian card operation to the new venture. This venture is consolidated into the Company’s financial statements based on the Company’s controlling interest in the venture.

(7)	Investment in Covansys Corporation

On September 15, 2004, Old FNF acquired 11 million shares of common stock, and warrants to purchase 4 million additional shares, of Covansys Corporation (“Covansys”) common stock, a publicly traded U.S. based provider of application management and offshore outsourcing services with India-based operations, for $121.0 million in cash. Old FNF subsequently contributed the common stock and warrants to the Company which resulted in the Company owning approximately 29% of the common stock of Covansys. The Company accounted for the investment in common stock using the equity method of accounting. The accounting for the warrants was governed by the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and changes in the fair value of the warrants were recorded through equity in other comprehensive earnings.

On April 25, 2007, the board of directors of Covansys entered into an agreement with Computer Sciences Corporation (“CSC”) under which CSC agreed to acquire Covansys for $34.00 per share in an all-cash transaction.

Prior to the merger closing, the Company sold 4.1 million shares of Covansys stock. The merger closed on July 3, 2007, and the Company exchanged its remaining 6.9 million shares of stock for cash, and 4.0 million warrants for cash, per the terms of the merger agreement. The Company received cash proceeds totaling $430.2 million and realized a pre-tax gain on sales of Covansys securities of $274.5 million in 2007.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(8)	Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consists of the following (in thousands):

	December 31,	December 31,
	2007	2006

Land	$28,312	$20,735
Buildings	154,880	110,999
Leasehold improvements	59,272	52,932
Computer equipment	330,559	320,365
Furniture, fixtures, and other equipment	151,012	102,458

	724,035	607,489
Accumulated depreciation and amortization	(331,527)	(261,690)

	$392,508	$345,799

Depreciation and amortization expense on property and equipment amounted to $115.6 million, $97.7 million and $68.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company, through the Certegy Merger (Note 6), is the tenant of certain real property located in St. Petersburg, Florida (the “Florida Leased Property”) pursuant to the terms of a synthetic lease agreement entered into by Certegy on December 30, 1999 (the “Florida Lease”) with a variable interest entity (the “VIE”), as landlord. The term of the Florida Lease expires in 2009, but can be renewed through 2014. In accordance with certain provisions of FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), the value of the property, equipment and debt related to the VIE is included in the Company’s consolidated balance sheet at the fair value on the date of acquisition. At December 31, 2007 and 2006, respectively, the book value of the land, building and leasehold improvements related to the VIE which is included in the consolidated balance sheet was $26.6 million and $28.2 million, net of accumulated depreciation.

(9)	Goodwill

Changes in goodwill, net of purchase accounting adjustments, during the years ended December 31, 2007 and 2006 are summarized as follows (in thousands):

	Transaction	Lender
	Processing	Processing
	Services	Services	Total

Balance, December 31, 2005	$706,432	$1,081,281	$1,787,713
Goodwill removed due to deconsolidation of FNRES	—	(20,339)	(20,339)
Goodwill acquired during 2006	1,969,956	210	1,970,166

Balance, December 31, 2006	$2,676,388	$1,061,152	$3,737,540
Goodwill disposed of due to sale of Property Insight	—	(17,072)	(17,072)
Goodwill acquired during 2007	1,572,289	34,074	1,606,363

Balance, December 31, 2007	$4,248,677	$1,078,154	$5,326,831

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(10)	Intangible Assets

Intangible assets, as of December 31, 2007, consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$1,392,231	$610,514	$781,717
Trademarks	249,726	861	248,865

	$1,641,957	$611,375	$1,030,582

Intangible assets, as of December 31, 2006, consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$1,217,603	$449,540	$768,063
Trademarks	241,915	—	241,915

	$1,459,518	$449,540	$1,009,978

Amortization expense for intangible assets with definite lives was $168.7 million, $175.6 million and $125.4 million for the years ended December 31, 2007, 2006 and 2005 respectively. Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. Estimated amortization expense for the next five years is $178.7 million for 2008, $148.2 million for 2009, $124.6 million for 2010, $97.7 million for 2011 and $78.0 million for 2012. Included in amortization in 2005 was a $9.3 million write-off of the carrying value of customer relationships which were terminated at one subsidiary in the LPS segment.

(11)	Computer Software

Computer software as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,	December 31,
	2007	2006

Software from business acquisitions	$437,974	$461,535
Capitalized software development costs	598,309	421,231
Purchased software	73,336	82,264

Computer software	1,109,619	965,030
Accumulated amortization	(334,468)	(324,215)

Computer software, net of accumulated amortization	$775,151	$640,815

Amortization expense for computer software was $177.8 million, $130.2 million and $91.7 million for the years ended December 31, 2007, 2006 and 2005 respectively. Included in amortization in 2007 was a $13.5 million write-off of the carrying value of impaired software at one subsidiary in the TPS segment.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(12)	Deferred Contract Costs

A summary of deferred contract costs as of December 31, 2007 and 2006 was as follows (in thousands):

	December 31,	December 31,
	2007	2006

Installations and conversions in progress	$85,459	$74,280
Installations and conversions completed, net	118,787	120,901
Other, net	52,606	38,815

Total deferred contract costs	$256,852	$233,996

Amortization of deferred contract costs was $34.8 million, $30.1 million and $14.2 million for the years ended December 31, 2007, 2006 and 2005 respectively.

(13)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,	December 31,
	2007	2006

Salaries and incentives	$61,788	$84,388
Accrued benefits and payroll taxes	36,917	36,556
Trade accounts payable	119,518	96,554
Reserve for claims and claims payable	57,801	21,084
Other accrued liabilities	330,155	281,434

Total accounts payable and accrued liabilities	$606,179	$520,016

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(14)	Long-Term Debt

Long-term debt as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,	December 31,
	2007	2006

Term Loan A, secured, interest payable at LIBOR plus 1.25% (5.85% at December 31, 2007), quarterly principal amortization, maturing January 2012	$2,047,500	$—
Term Loan B, secured, interest payable at LIBOR plus 1.75% (6.35% at December 31, 2007), quarterly principal amortization, maturing January 2014	1,596,000	—
Revolving Loan, secured, interest payable at LIBOR plus 1.00% (Eurocurrency Borrowings), Fed-funds plus 1.00% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.25% facility fee (5.85%, 4.47% or 7.5% respectively at December 31, 2007), maturing January 2012. Total of $592 million unused as of December 31, 2007	308,000	—
Term Loan A Facility, repaid January 18, 2007	—	786,000
Term Loan B Facility, repaid January 18, 2007	—	1,730,000
Revolving credit facility, repaid January 18, 2007	—	159,920
Secured notes, net of discount, interest payable semiannually at 4.75%, due September 2008	198,221	195,893
Unsecured eFunds notes, interest payable semiannually at 5.39%, due September 2012	98,533	—
Other promissory notes with various interest rates and maturities	27,143	137,688

	4,275,397	3,009,501
Less current portion	(272,014)	(61,661)

Long-term debt, excluding current portion	$4,003,383	$2,947,840

On January 18, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, the Company repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by the Company. On July 30, 2007, the Company, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the Company’s acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, an increase from the foregoing $600 million. The amendment became effective September 12, 2007. On September 12, 2007, the Company entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds acquisition, and pay related fees and expenses. The Term Loan B will mature on January 18, 2014. Debt issuance costs of $25.9 million are capitalized at December 31, 2007 and will be amortized over the life of the agreement.

As of December 31, 2007, the Term Loan A balance was $2,047.5 million, the Term Loan B balance was $1,596.0 million and a total of $308.0 million was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain domestic subsidiaries of the Company. Additionally, the Company and certain subsidiary guarantors other than eFunds pledged certain equity interests the Company and they held in other entities (including certain of the direct and indirect subsidiaries of the Company) as collateral security for the obligations under the credit facility and the guarantee. The pledge also serves to equally and ratably secure the obligations of the Company under the Company’s outstanding 4.75% notes due 2008, discussed below.

The Company may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. The Company must make quarterly principal payments under the Term Loan A in scheduled installments of: (a) $13.1 million per quarter from June 30, 2007 through December 31, 2008; (b) $26.3 million per quarter from March 31, 2009 through December 31, 2009; and (c) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date. The Company must make quarterly principal payments under the Term Loan B in scheduled installments of $4.0 million per quarter from December 31, 2007 through September 30, 2013 with the remaining balance of approximately $1.5 billion payable on January 18, 2014. As discussed in Item 1, the Company expects to exchange LPS, Inc. debt securities received in connection with the LPS, Inc. spin-off for the outstanding Term Loan B, which will immediately thereafter be retired.

In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from a percentage of excess cash flow (as defined in the Credit Agreement) between zero and fifty percent commencing with the cash flow for the year ended December 31, 2008. Voluntary prepayments of the Loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.

The outstanding balance of the Loans bears interest at a floating rate, which is an applicable margin plus, at the Company’s option, either (a) the Eurocurrency (LIBOR) rate or (b) either (i) the federal funds rate or (ii) the prime rate. The applicable margin is subject to adjustment based on a leverage ratio (total indebtedness to EBITDA of the Company and its consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, the Company has the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, a prohibition on the payment of dividends and other restricted payments if an event of default has occurred and is continuing or would result therefrom, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the loan. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) the Company fails to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

$150 million or (ii) the Company fails to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity. The Company was in compliance with all covenants related to the Credit Agreement at December 31, 2007.

Both the Credit Agreement and the 4.75% notes referred to below are equally and ratably secured by a pledge of equity interests in the Company’s subsidiaries, subject to certain exceptions for subsidiaries not required to be pledged. As of December 31, 2007, the shares of subsidiaries representing less than 10% of the Company’s net assets were subject to such pledge.

Through the Certegy Merger, the Company has an obligation to service $200.0 million (aggregate principal amount) of secured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15. The notes include customary events of default, including a cross-default provision that permits the trustee or the holders of at least 25% of the Notes to declare the Notes in default if (i) the Company fails to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $10 million or (ii) the Company fails to perform any other term under any such indebtedness, as a result of which the holders thereof have caused it to become due and payable prior to its maturity.

Through the eFunds acquisition on September 12, 2007, the Company assumed $100.0 million in long-term notes payable previously issued to eFunds (the “eFunds Notes”) (Note 6). Subsequent to year-end, the Company redeemed the eFunds Notes for a total of $109.3 million, which includes a make-whole premium of $9.3 million. The Company completed the redemption on February 26, 2008.

The Company has entered into the following interest rate swap transactions converting a portion of its interest rate exposure on the Term Loans from variable to fixed (in millions):

			Bank Pays	The Company pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)

April 11, 2005	April 11, 2008	$150.0	1 Month Libor	4.39%
April 11, 2005	April 11, 2008	145.0	1 Month Libor	4.37%
April 11, 2005	April 11, 2008	55.0	1 Month Libor	4.37%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%
October 11, 2007	October 11, 2009	1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
December 11, 2007	December 11, 2010	750.0	1 Month Libor	3.85%

		$3,200.0

(1)	4.60% as of December 31, 2007.

(2)	In addition to the fixed rates paid under the swaps, the Company pays an applicable margin to its bank lenders on the Revolving Loan and the Term Loan A of 1.25% and the Term Loan B of 1.75%.

The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $41.2 million and an asset of $4.9 million, as of December 31, 2007 and 2006, respectively, which is included in the accompanying consolidated balance sheets in other noncurrent assets or liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

Principal maturities of long-term debt at December 31, 2007 for the next five years and thereafter are as follows (in thousands):

2008	272,014
2009	142,850
2010	226,000
2011	173,500
2012	1,945,033
Thereafter	1,516,000

Total	$4,275,397

(15)	Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005

Current provision (benefit):
Federal	$240,122	$102,067	$62,183
State	37,853	20,641	12,440
Foreign	4,620	4,922	(9,114)

Total current provision	$282,595	$127,630	$65,509

Deferred provision (benefit):
Federal	$14,766	$8,421	$22,827
State	(861)	765	3,172
Foreign	4,030	2,416	15,558

Total deferred provision	17,935	11,602	41,557

Total provision for income taxes	$300,530	$139,232	$107,066

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows (in thousands):

	2007	2006	2005

United States	$773,082	$350,249	$280,954
Foreign	39,163	24,323	6,857

Total	$812,245	$374,572	$287,811

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Total income tax expense for the years ended December 31 was allocated as follows (in thousands):

	2007	2006	2005

Tax expense per statements of earnings	$300,530	$139,232	$107,066
Tax expense on equity in earnings of unconsolidated subsidiaries	503	3,296	3,191
Tax expense attributable to discontinued operations	29,812	10,918	9,019
Unrealized gain (loss) on Covansys Warrants	(4,257)	6,457	(2,200)
Unrealized gain (loss) on interest rate swaps	(16,825)	(111)	2,000
Unrealized gain on other investments	98	—	—
Unrealized (loss) gain on foreign currency translation	9,696	(21)	—
Pension liability adjustment	(682)	(2,757)	(920)

Total income tax expense (benefit) allocated to other comprehensive income	(11,970)	3,568	(1,120)

Tax benefit from exercise of stock options	(56,620)	(31,212)	—

Total income tax expense	$262,255	$125,802	$118,156

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	4.8	5.7	5.6
Federal benefit of state taxes	(1.7)	(2.1)	(2.1)
Other	(1.1)	(1.4)	(1.3)

Effective income tax rate	37.0%	37.2%	37.2%

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred income tax assets and liabilities at December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006

Deferred income tax assets:
Deferred revenue	$82,528	$78,322
Net operating loss carryforwards	64,589	42,085
Employee benefit accruals	47,163	63,333
Accruals and Reserves	27,084	29,448
Allowance for doubtful accounts	17,332	10,562
Foreign tax credit carryforwards	12,445	12,746
Investment	10,973	—
Other	12,252	6,661

Total gross deferred income tax assets	274,366	243,157
Less valuation allowance	(12,826)	(8,296)

Total deferred income tax assets	261,540	234,861

Deferred income tax liabilities:
Amortization of goodwill and intangible assets	410,169	381,052
Deferred contract costs	90,553	65,544
Depreciation	26,074	50,518
Investment	—	23,230
Other	9,618	2,382

Total deferred income tax liabilities	536,414	522,726

Net deferred income tax liability	$274,874	$287,865

Deferred income taxes have been classified in the consolidated balance sheets as of December 31, 2007 and 2006 as follows (in thousands):

	2007	2006

Current assets	$120,098	$108,398
Noncurrent liabilities	394,972	396,263

Net deferred income tax liability	$274,874	$287,865

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset if management believes it is more likely than not that the Company will not be able to realize the benefits or portion of a deferred income tax asset. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred income tax asset that is realizable.

As of December 31, 2007 and 2006 the Company had income taxes receivable of $32.2 million and $1.8 million, respectively.

At December 31, 2007 and 2006, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $65.0 million and $42.0 million, respectively. The federal net operating losses result in deferred tax assets at December 31, 2007 and 2006 of $13.6 million and $17.5 million, respectively, which

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

expire between 2019 and 2024. The Company anticipates fully utilizing these net operating losses prior to expiration. The Company also has state net operating loss carryforwards resulting in a deferred tax asset of $5.3 million at December 31, 2007. The Company has a full valuation allowance against this amount at December 31, 2007. The Company has foreign net operating loss carryforwards resulting in deferred tax assets at December 31, 2007 and 2006 of $45.6 million and $24.4 million, respectively. The Company has valuation allowances against these net operating losses at December 31, 2007 and 2006 of $5.2 million and $6.0 million, respectively. At December 31, 2007 and 2006, the Company had foreign tax credit carryovers of $12.4 million and $12.7 million, respectively, which expire between 2010 and 2025. As of December 31, 2007 and 2006, the Company has a valuation allowance against $2.3 million of foreign tax credits that the Company’s management believes it is more likely than not that it will not realize the benefit.

As of January 1, 2005, the IRS selected the Company to participate in the Compliance Assurance Process (CAP) which is a real-time audit for 2005 and future years. The IRS has completed its review for years 2002-2006 which resulted in an immaterial adjustment for tax year 2004 related to a temporary difference and no changes to any other tax year. Tax years 2007 and 2008 are currently under audit by the IRS. Currently management believes the ultimate resolution of the 2007 and 2008 examinations will not result in a material adverse effect to the Company’s financial position or results of operations.

The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. At December 31, 2007, the cumulative earnings on which United States taxes have not been provided for were $159.0 million. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the federal tax liability associated with the foreign dividend.

The 2007 calendar year is the first year the Company is required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the adoption, the Company had no change to reserves for uncertain tax positions. Interest and penalties on accrued but unpaid taxes are classified in the consolidated financial statements as income tax expense.

The following table reconciles the gross amounts of unrecognized gross tax benefits at the beginning and end of the period (in thousands):

Gross Amount

Amounts of unrecognized tax benefits at January 1, 2007	$11,825
Decreases as a result of tax positions taken in a prior period	(3,749)
Increases as a result of tax positions taken in a prior period	15,667

Amount of unrecognized tax benefit at December 31, 2007	$23,743

Amount of decreases due to lapse of the applicable statute of limitations	$(3,429)

Amount of decreases due to change of position	$(320)

Included in the balance of unrecognized tax benefits at December 31, 2007 are potential benefits of $5.4 million that, if recognized, would affect the effective tax rate on income from continuing operations.

The total amount of interest expense recognized in the consolidated and combined statements of earnings for unpaid taxes is $1.4 million for the year ended December 31, 2007. The total amount of interest and penalties recognized in the consolidated balance sheet is $8.4 million at December 31, 2007.

Due to the expiration of various statutes of limitation in the next twelve months, an estimated $3 million of gross unrecognized tax benefits may be recognized during that twelve month period.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has been audited by the IRS over recent years and examinations for all years prior to 2007 have been closed or the statutes have expired. The Company is currently under IRS audit for the 2007 and 2008 tax years. Substantially all material foreign income tax return matters have been concluded through 2000. Substantially all state income tax returns have been concluded through 2003.

(16)	Commitments and Contingencies

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

Grace & Digital Information Technology Co., Ltd.

The Company and certain of its employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. (“AIS”) in June of 2001. In March of 2002 (before AIS was acquired by the Company) Grace’s contract was terminated because it was no longer providing sales agent services. In May of 2004, Grace asserted a claim against the Company for unpaid sales commissions, and filed suit later that same year. The case was subsequently dismissed and re-filed in March of 2006. In the second filing, Grace alleged damages caused by breach of contract, violation of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act and violation of the Foreign Corrupt Practices Act (“FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the SEC and the U.S. Department of Justice. The Company vigorously defended Grace’s civil lawsuit, and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. The U.S. Department of Justice closed its investigation with no action being taken against the Company. The Company is awaiting a final determination from the SEC.

Driver’s Privacy Protection Act

A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds and seven other non-related parties in the U.S. District Court for the Southern District of Florida. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants settled the case with the plaintiffs. That settlement was preliminarily approved by the court over the objection of a group of Texas drivers and motor vehicle record holders and is awaiting final approval. The objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas alleging similar violations of the DPPA. The Acxiom action is filed against eFunds subsidiary ChexSystems, Inc., while the Biometric suit is filed against Certegy Check

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Services, Inc. ChexSystems filed a motion to dismiss or stay the action based upon the earlier settlement which was granted. The action against Certegy Check Services, Inc. was voluntarily dismissed in February of 2008.

Employee Data Theft

On July 3, 2007, the Company announced that a database administrator had misappropriated consumer information. To date, the Company has seen no evidence of the stolen information being used for anything other than marketing purposes. Nevertheless, multiple putative class action lawsuits were filed against the Company seeking monetary damages. Those class actions were settled in January of 2008. In February of 2008, the court indicated that preliminary approval of the settlement would be granted, but a formal written order has not yet been entered.

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

As a condition to the FNT Distribution, Old FNF received a ruling from the Internal Revenue Service and an opinion from a nationally recognized accounting firm, together to the effect that the FNT Distribution would be tax free for both Old FNF and the stockholders of Old FNF under Section 355 and related provisions of the Internal Revenue Code. The FNT Distribution would become taxable to Old FNF (and to the Company, its successor after the FNF Merger) pursuant to Section 355(e) of the Internal Revenue Code if 50% or more of the shares of either Old FNF common stock (taking into account the Company’s common stock, as successor to Old FNF after the merger) or 50% or more of the FNT common stock were acquired, directly or indirectly, as part of a plan or series of related transactions that included the FNT Distribution. Because the Old FNF stockholders owned more than 50% of the Company’s common stock following the FNF Merger, the merger, standing alone, would not cause the distribution to be taxable to Old FNF under Section 355(e). However, if the Internal Revenue Service successfully asserted that acquisitions of Old FNF common stock or the Company’s common stock, either before or after the distribution, were part of a plan or series of related transactions that included the FNT Distribution, such determination would likely result in the recognition of gain by Old FNF under Section 355(e) taking into account that the merger resulted in an acquisition of approximately 49% of the stock of the Company pursuant to a plan that includes the FNT Distribution. Under tax disaffiliation agreements executed by the parties, FNT would generally be required to indemnify the Company (as successor to Old FNF after the merger) against tax-related losses to the Company that arise if the distribution were to become taxable under Section 355(e). However, the Company would be required to indemnify FNT if the Company had taken certain actions within its control that caused the FNT Distribution to be taxable. If Section 355(e) were to cause the FNT Distribution to be taxable to Old FNF and indemnifiable by FNT or the Company, the FNT Distribution would remain tax free to Old FNF’s stockholders, assuming the other requirements of Section 355 were otherwise satisfied.

Escrow Arrangements

In conducting title agency, closing and 1031 exchange services operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. The

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Company has a contingent liability relating to proper disposition of these balances, which amounted to $1,926.8 million at December 31, 2007. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no loans outstanding as of December 31, 2007 and these balances were invested in short term, high grade investments that minimize the risk to principal.

Leases

The Company leases certain of its property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2012, and thereafter in the aggregate, are as follows (in thousands):

2008	83,382
2009	63,060
2010	35,269
2011	21,598
2012	14,860
Thereafter	30,869

Total	$249,038

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $16.0 million per year which renew on a short-term basis.

Rent expense incurred under all operating leases during the years ended December 31, 2007, 2006 and 2005 was $106.4 million, $81.5 million and $61.1 million, respectively.

Data Processing and Maintenance Services Agreements.  The Company has agreements with various vendors, which expire between 2008 and 2017, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $888.3 million as of December 31, 2007. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs.

(17)	Employee Benefit Plans

Stock Purchase Plan

Prior to the Certegy Merger (Note 6), FIS employees participated in the Fidelity National Financial, Inc. Employee Stock Purchase Plan (ESPP). Subsequent to the Certegy Merger, the Company instituted its own plan with the same terms as the Fidelity National Financial, Inc. plan. Under the terms of both plans and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of FNF’s (prior to the Certegy Merger) or FIS’s (post Certegy Merger) common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded an expense of $15.2 million, $13.1 million and $11.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005 relating to the participation of FIS employees in the ESPP.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

401(k) Profit Sharing Plan

The Company’s employees are covered by a qualified 401(k) plan. Prior to the Certegy Merger, this plan was sponsored by FNF. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded $20.3 million, $19.0 million and $15.7 million, respectively, for the years ended December 31, 2007, 2006 and 2005 relating to the participation of FIS employees in the 401(k) plan.

Stock Option Plans

In 2005, the Company adopted the FIS 2005 Stock Incentive Plan (the “Plan”). As of December 31, 2007 and 2006, there were 2,554,373 and 6,726,667 options outstanding under this plan, respectively, at a strike price of $15.63 per share (as adjusted for the .6396 exchange ratio in the Certegy transaction). These stock options were granted at the fair value of the Company’s stock on the grant date based on the price for which the Company sold 32 million shares (a 25% interest) to the financial sponsors in the recapitalization transaction on March 9, 2005. The Plan provides for the grant of stock options and restricted stock, representing up to 10,371,892 shares. The options granted thus far under this plan have a term of 10 years and vest over either a 4 or 5 year period (the “time-based options”) on a quarterly basis or based on specific performance criteria (the “performance-based options”). The time-based options vest with respect to 1/16 or 1/20 of the total number of shares subject to such time-based options on the last day of each fiscal quarter. The performance-based options vest for certain key employees in the event of a change in control or after an initial public offering solely if one of the following targets shall be met: (a) 50% of the total number of shares subject to such performance based options vest if the public trading value of a share of common stock equals at least $27.36 and (b) 100% of the total number of shares subject to such performance based options will vest if the public trading value of a share of common stock equals at least $31.27, provided the optionee’s service has not terminated prior to the applicable vesting date. For the remaining employees, vesting of the performance-based options occurs in the event of a change in control or an initial public offering and if the public trading value of common stock equals at least $31.27 provided the optionee’s service with FIS has not terminated prior to the applicable vesting date.

Through the Certegy Merger, the Company assumed the Certegy Inc. Stock Incentive Plan that provides for the issuance of qualified and non-qualified stock options to officers and other key employees at exercise prices not less than market on the date of grant. All options and awards outstanding prior to the Certegy Merger under the Certegy Plan were fully vested as of the Certegy Merger date. As part of the Certegy Merger, the Certegy shareholders approved amendments to the plan and approved an additional 6.0 million shares to be made available under the plan. During the year ended December 31, 2007 and the period from February 1, 2006 through December 31, 2006, the Company granted 4,735,500 and 4,693,000 options under this plan, respectively. There were 11,412,777 and 7,773,588 options outstanding under this plan at December 31, 2007 and 2006, respectively.

On November 9, 2006, as part of the closing of the FNF Merger, the Company assumed certain options and restricted stock grants that the Company’s employees and directors held in FNF under certain FNF stock option plans. The Company assumed 2,731,770 options to replace approximately 4.9 million outstanding FNF options per the FNF Merger agreement. The Company also assumed 0.1 million shares of restricted stock.

On September 12, 2007, as part of the closing of the eFunds acquisition, the Company assumed certain vested and unvested options and restricted stock units that the employees of eFunds held as of the acquisition date in the eFunds stock option plans. The Company assumed 2,182,991 options and 0.1 million restricted stock units.

Certain FIS employees were participants in FNF’s stock-based compensation plans prior to the FNF Merger, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under these

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. There were no FNF options granted to FIS employees under these plans in the years ended December 31, 2007 and 2006. The Company recorded expense relating to these options and restricted stock of $6.4 million, $3.8 million and $15.4 million in the years ended December 31, 2007, 2006 and 2005, respectively. All FNF options and restricted stock for which the Company now records expense were converted into FIS options and restricted stock in the FNF Merger noted above.

The following schedule summarizes the stock option activity for the years ended December 31, 2007 and 2006:

		Weighted
		Average
	Shares	Exercise Price

Balance, December 31, 2005	8,985,421	$15.63

Assumed in Certegy Merger	4,419,788	27.23
Assumed in the FNF Merger	2,731,770	25.72
Granted	4,693,000	39.75
Exercised	(3,511,075)	20.05
Cancelled	(241,283)	15.89

Balance, December 31, 2006	17,077,621	$26.02

Assumed in eFunds acquisition	2,182,991	28.47
Granted	4,735,500	42.55
Exercised	(6,540,089)	18.18
Cancelled	(157,988)	20.07

Balance, December 31, 2007	17,298,035	$33.22

The intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $179.3 million and $68.1 million, respectively. There were no options exercised during the year ended December 31, 2005.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2007:

Outstanding Options					Exercisable Options
		Weighted				Weighted
		Average	Weighted	Intrinsic		Average	Weighted	Intrinsic
	Number	Remaining	Average	Value at	Number	Remaining	Average	Value at
	of	Contractual	Exercise	December 31,	of	Contractual	Exercise	December 31,
Range of Exercise Price	Options	Life	Price	2007	Options	Life	Price	2007
				(In thousands)				(In thousands)

$ 0.00 - $16.00	2,798,406	6.85	$15.08	$74,185	1,495,003	6.56	$14.60	$40,355
$16.01 - $25.00	1,176,723	3.94	20.44	24,885	1,162,749	3.91	20.41	24,622
$25.01 - $30.00	1,437,209	5.33	28.43	18,912	1,357,325	5.17	28.47	17,805
$30.01 - $35.00	2,463,220	6.25	31.57	24,688	1,590,378	5.32	31.91	15,391
$35.01 - $37.50	215,957	8.50	36.42	1,117	31,995	8.24	36.99	147
$37.51 - $40.00	1,831,761	5.20	39.45	3,916	545,630	5.05	39.41	1,188
$40.01 - $42.50	2,665,500	7.34	40.82	2,042	806,626	7.34	40.89	568
$42.51 - $45.00	4,685,500	6.97	42.57	—	—	—	—	—
$45.01 - $125.34	23,759	0.39	58.85	—	23,759	0.39	58.85	—

$ 0.00 - $125.34	17,298,035	6.39	$33.22	$149,745	7,013,465	5.53	$27.38	$100,076

The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective as of January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) which the Company adopted on January 1, 2003 under the prospective method as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has provided for total stock compensation expense of $39.0 million, $50.1 million and $20.4 million for 2007, 2006 and 2005, respectively, which is included in selling, general, and administrative expense in the Consolidated and Combined Statements of Earnings. The year ended December 31,2007 included stock compensation expense of $2.2 million relating to the acceleration of option vesting upon termination of certain employees during the year. The year ended 2006 included stock compensation expense of $24.5 million relating to the FIS performance based options granted on March 9, 2005 for which the performance and market based criteria for vesting were met during the period and a $6.1 million charge relating to the acceleration of option vesting per the FNF Merger agreement. There was no material impact of adopting SFAS No. 123R as all options related to the Company’s employees from FNF grants that had been accounted for under other methods were fully vested as of December 31, 2005. All grants of FIS options have been accounted for under fair value accounting under SFAS 123 or SFAS 123R.

The fair value relating to the time-based options granted by the Company in 2005 was estimated using a Black-Scholes option-pricing model, while the fair value relating to the performance-based options was estimated using a Monte-Carlo option pricing model due to the vesting characteristics of those options, as discussed above. The following assumptions were used for the 4,798,747 time-based options granted in 2005; the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and weighted average expected life was 5 years. The fair value of each time-based option was $6.79. Since the Company was not publicly traded when these FIS options were issued, the Company relied on industry peer data to determine the volatility assumption, and for the expected life assumption, the Company used an average of several methods, including FNF’s historical exercise history, peer firm data, publicly available industry data and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the Safe Harbor approach as stated in the SEC Staff Accounting Bulletin 107. The following assumptions were used for the valuation of the 4,199,466 performance-based options granted in 2005: the risk free interest rate was 4.2%, the volatility factor for the expected market price of the common stock was 44%, the expected dividend yield was zero and the objective time to exercise was 4.7 years with an objective in the money assumption of 2.95 years. It was also expected that the initial public offering assumption would occur within a 9 month period from grant date. The fair value of the performance-based options was calculated to be $5.85.

The fair value for FIS options granted in 2006 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rate used in the calculation is the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during 2006 was 4.9%. A volatility factor for the expected market price of the common stock of 30% was used for options granted in 2006. The expected dividend yield used for 2006 was 0.5%. A weighted average expected life of 6.4 years was used for 2006. The weighted average fair value of each option granted during 2006 was $15.52.

The fair value for FIS options granted in 2007 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rate used in the calculation is the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during 2007 was 3.5%. A volatility factor for the expected market price of the common stock of 25% was used for options granted in 2007. The expected dividend yield used for 2006 was 0.5%. A weighted average expected life of 5.8 years was used for 2007. The weighted average fair value of each option granted during 2007 was $12.60.

At December 31, 2007 and 2006, the total unrecognized compensation cost related to non-vested stock awards is $123.4 million and $86.1 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.8 years and 1.9 years, respectively.

The Company intends to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On October 25, 2006, the Company’s Board of Directors approved a plan authorizing the repurchase of up to $200 million worth of the Company’s common stock. During 2007 and 2006, the Company repurchased 1,633,911 shares and 4,261,200 shares, respectively, at an average price of $49.15 and $37.60, respectively.

Defined Benefit Plans

Certegy Pension Plan

In connection with the Certegy Merger, the Company announced that it was going to terminate and settle the Certegy U.S. Retirement Income Plan (“USRIP”). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The final USRIP settlement occurred during the fourth quarter of 2007 and was paid by the participant electing to take a lump-sum payment of their accrued benefit or receiving an annuity contract for their remaining benefit. The aggregate settlement value was $73.5 million. In addition the Company amended the Supplemental Executive Retirement Plan (“SERP”) to effectively freeze the benefits entitled under the plan resulting in a curtailment and settlement of that plan at December 31, 2007. The liabilities of that plan were then paid out in February 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the changes in the fair value of plan assets of the USRIP for the year ended December 31, 2007 and the period from February 1, 2006 through December 31, 2006 is as follows (in thousands):

Fair value of plan assets at acquisition date	$57,369
Actual return on plan assets	8,200
Benefits paid	(797)

Fair value of plan assets at December 31, 2006	$64,772

Actual return on plan assets	4,831
Employer contributions	5,238
Settlements	(73,490)
Benefits paid	(1,351)

Fair value of plan assets at December 31, 2007	$—

Benefits paid in the above table include only those amounts paid directly from plan assets.

A reconciliation of the changes in the benefit obligations under the USRIP and SERP for the year ended December 31, 2007 and the period from February 1, 2006 through December 31, 2006 is as follows (in thousands):

Benefit obligations as of acquisition date	$87,142
Service cost	131
Interest cost	3,826
Actuarial gain	(3,130)
Benefits paid	(2,498)

Benefit obligations at December 31, 2006	$85,471

Service cost	—
Interest cost	4,121
Actuarial gain	(3,024)
Curtailments	(4,825)
Settlements	(70,026)
Benefits paid	(1,351)

Benefit obligations at December 31, 2007	$10,366

Accumulated benefit obligations at December 31, 2007	$10,366

The unfunded status of the SERP at December 31, 2007 was a liability of $10.4 million and this liability was paid in full on February 1, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit gain for the plans includes the following components for the year ended December 31, 2007 and period from February 1, 2006 to December 31, 2006 (in thousands):

Retirement Plans
2007

Interest cost	$(4,121)
Expected return on plan assets	4,185
Recognized actuarial gain due to curtailment/settlement	12,065
Recognized actuarial loss	(115)

Net periodic benefit gain	$12,014

2006

Service cost	$(131)
Interest cost	(3,423)
Expected return on plan assets	4,440

Net periodic benefit gain	$886

The weighted-average assumptions used to determine periodic benefit gain for the year ended December 31, 2007 and 2006 are as follows:

	USRIP	SERP
	2007	2007

Discount rate	4.69%	5.40%
Expected long-term return on plan assets	6.5%	N/A
Rate of compensation increase	N/A	5.00%

	2006	2006

Discount rate	4.75%	5.40%
Expected long-term return on plan assets	8.5%	N/A
Rate of compensation increase	N/A	5.00%

Information about the employer contributions and benefit payments for the USRIP and the SERP is as follows (in thousands):

Retirement
Plans

Benefit Payments:
2007 benefit payouts and settlement of the USRIP	$74,841
2008 settlement of the SERP	$10,366

The Company also contributed approximately $5.2 million to the USRIP during 2007 in order to fully settle and liquidate all plan liabilities.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Kordoba

In connection with the Kordoba acquisition, the Company assumed Kordoba’s unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to Kordoba’s employees upon retirement. On December 31, 2007, 2006 and 2005, the projected benefit obligation is as follows (in thousands):

Projected benefit obligation as of December 31, 2004	$17,956

Service costs	1,196
Interest costs	853
Benefit payments	(148)
Actuarial adjustment and foreign currency loss, net	3,805

Projected benefit obligation as of December 31, 2005	23,662

Service costs	2,188
Interest costs	1,070
Benefit payments	(136)
Actuarial adjustment and foreign currency loss, net	1,035

Projected benefit obligation as of December 31, 2006	27,819

Service costs	1,798
Interest costs	1,383
Benefit payments	(249)
Actuarial adjustment and foreign currency gain, net	(657)

Projected benefit obligation as of December 31, 2007	$30,094

The accumulated benefit obligation at December 31, 2007, 2006 and 2005 was $28.9 million, $26.7 million and $22.6 million, respectively.

The total benefit costs for the years ended December 31, 2007, 2006 and 2005 for these plans were as follows (in thousands):

	2007	2006	2005

Service cost	$1,798	$2,188	$1,196
Interest cost	1,383	1,070	853

Total benefit costs	$3,181	$3,258	$2,049

The assumptions used to determine benefit obligations at December 31, 2007, 2006 and 2005 and the periodic benefit costs for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Discount rate	5.25%	4.50%	4.25%
Salary projection rate	3.00%	2.50%	2.25%

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Projected payments relating to these liabilities for the next five years ending December 31, 2012 and the period from 2013 to 2017 are as follows (in thousands):

2008	$980
2009	1,185
2010	978
2011	1,022
2012	1,425
2013 - 2017	$8,147

(18)  Concentration of Risk

The Company generates a significant amount of revenue from large customers, however, no customers accounted for more than 10% of total revenue or total segment revenue in the years ended December 31, 2007, 2006 and 2005.

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

(19)  Segment Information

Upon completion of the Certegy Merger, the Company implemented a new organizational structure, which resulted in a new operating segment structure beginning with the reporting of first quarter 2006 results. Effective as of February 1, 2006, the Company’s operating segments are TPS and LPS. This structure reflects how the businesses are operated and managed. The primary components of the TPS segment, which includes Certegy’s Card and Check Services, the financial institution processing component of the former Financial Institution Software and Services segment of FIS and the operations acquired from eFunds, are Enterprise Solutions, Integrated Financial Solutions and International businesses. The primary components of the LPS segment are Mortgage Information Services businesses, which includes the mortgage lender processing component of the former Financial Institution Software and Services segment of FIS, and the former Lender Services, Default Management, and Information Services segments of FIS.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s segments is shown in the following tables.

As of and for the year ended December 31, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total

Processing and services revenues	$2,985,077	$1,761,102	$11,837	$4,758,016
Cost of revenues	2,308,728	1,093,203	—	3,401,931

Gross profit	676,349	667,899	11,837	1,356,085
Selling, general and administrative expenses	191,440	188,902	123,788	504,130
Research and development costs	70,378	35,936	—	106,314

Operating income	414,531	443,061	(111,951)	745,641

Depreciation and amortization	$342,766	$131,319	$22,103	$496,188

Capital expenditures	$206,023	$114,788	$22,488	$343,299

Total assets	$7,592,751	$1,945,939	$255,893	$9,794,583

Goodwill	$4,248,677	$1,078,154	$—	$5,326,831

As of and for the year ended December 31, 2006 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total

Processing and services revenues	$2,458,776	$1,584,170	$(783)	$4,042,163
Cost of revenues	1,914,148	961,102	—	2,875,250

Gross profit	544,628	623,068	(783)	1,166,913
Selling, general and administrative expenses	171,105	197,419	129,722	498,246
Research and development costs	70,879	34,701	—	105,580

Operating income	302,644	390,948	(130,505)	563,087

Depreciation and amortization	$283,354	$138,620	$10,381	$432,355

Capital expenditures	$148,335	$107,431	$44,431	$300,197

Total assets	$5,335,530	$1,858,505	$436,525	$7,630,560

Goodwill	$2,676,388	$1,061,152	$—	$3,737,540

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of and for year ended December 31, 2005 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total

Processing and services revenues	$1,208,430	$1,484,294	$(4,506)	$2,688,218
Cost of revenues	904,124	846,075	—	1,750,199

Gross profit	304,306	638,219	(4,506)	938,019
Selling, general and administrative expenses	94,889	223,951	93,078	411,918
Research and development costs	85,702	27,796	—	113,498

Operating income	123,715	386,472	(97,584)	412,603

Depreciation and amortization	$148,850	$143,482	$6,194	$298,526

Capital expenditures	$121,964	$74,329	$42,372	$238,665

Total assets	$1,859,147	$1,922,307	$407,567	$4,189,021

Goodwill	$706,432	$1,081,281	$—	$1,787,713

Transaction Processing Services

The TPS segment focuses on serving the processing and risk management needs of financial institutions and retailers. The Company’s primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. The Company also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the Company’s financial institution customers and their clients. The Company offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, the Company provides risk management services to retailers and financial institutions. Included in this segment were $532.5 million, $450.0 million and $184.3 million in sales to non-U.S. based customers in the years ended December 31, 2007, 2006 and 2005, respectively. Also included in this segment are net assets, excluding Goodwill and Other Intangible assets, located outside of the United States totaling $332.1 million and $296.5 million at December 31, 2007 and 2006, respectively. As of December 31, 2005, the amount of net assets located outside of the United States was immaterial. These assets are predominantly located in Germany, South America and India.

Lender Processing Services

The LPS segment provides a comprehensive range of services related to the mortgage life cycle. The primary applications include core mortgage processing which banks use to process and service mortgage loans as well as other services including origination, title agency, data gathering, risk management, servicing, default management and property disposition services to lenders and other real estate professionals.

Corporate and Other

The Corporate and Other segment consists of the corporate overhead costs that are not allocated to any operating segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(20)	Subsequent Event

Subsequent to year end, on February 28, 2008, the Company announced that it entered into an agreement to sell Certegy Gaming Services, Inc. to Global Cash Access Holdings, Inc. for approximately $100.0 million in cash, which includes cash used to fund its ATM operations. The sale is expected to close in late March or early April of 2008.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. KPMG LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of September 14, 2005, among Certegy Inc., C Co. Merger Sub, LLC and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 16, 2005).
2.2		Agreement and Plan of Merger, dated as of June 25, 2006 and amended and restated as of September 18, 2006, between Fidelity National Information Services, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Annex A to Amendment No. 1 to Registration Statement on Form S-4 filed on September 18, 2006).
3.1		Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 6, 2006).
3.2		Amended and Restated Bylaws of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 6, 2006).
4.1		Indenture, dated as of September 10, 2003, between Certegy Inc. and SunTrust Bank relating to 4.75% Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on September 26, 2003).
4.2		Registration Rights Agreement, dated as of February 1, 2006, among Fidelity National Information Services, Inc. and the security holders named therein (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 6, 2006).
4.3		Form of 4.75% Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on September 26, 2003).
4.4		Form of certificate representing Fidelity National Information Services, Inc. Common Stock (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 filed on February 6, 2006).
10.1		Assignment and Assumption of Lease and Other Operative Documents, dated as of June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 14, 2001).
10	.1(a)	Omnibus Amendment to Master Agreement, Lease, Loan Agreement and Definitions Appendix A, dated as of September 17, 2004, entered into among Certegy Inc., Prefco VI Limited Partnership and SunTrust Bank (incorporated by reference to Exhibit 10.3(a) to Quarterly Report on Form 10-Q filed on November 9, 2004).
10.2		Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on July 20, 2001).
10.3		Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.4		Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on March 25, 2002).
10	.4(a)	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed on February 17, 2004).
10.5		Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed on July 20, 2001).
10.6		Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Payment Services, Inc. (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed on July 20, 2001).
10.7		Certegy Inc. Non-Employee Director Stock Option Plan, effective as of June 15, 2001 (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.8		RESERVED.

Exhibit
No.	Description

10.9	Certegy 2002 Bonus Deferral Program Terms and Conditions (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.10	Certegy Inc. Officers’ Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.11	2003 Renewal Service Agreement, dated as of June 1, 2003, between ICBA Bancard, Inc. and Certegy Card Services, Inc. (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on February 17, 2004).
10.12	2004 Restated CSCU Card Processing Service Agreement, dated as of January 1, 2004, between Card Services for Credit Unions, Inc. and Certegy Card Services, Inc. (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on February 17, 2004).
10.13	Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003 (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed on February 17, 2004).(1)
10.14	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003 (the “SERP”) (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed on February 17, 2004).(1)
10.15	Amendment to the SERP, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 2, 2008).(1)
10.16	Lee A. Kennedy’s Payment Election Form under the SERP, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 2, 2008).(1)
10.17	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003 (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed on February 17, 2004).(1)
10.18	Master Agreement for Operations Support Services, dated as of June 29, 2001, between Certegy Inc. and International Business Machines Corporation (the “Master Agreement”) (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K filed on February 17, 2004). (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)
10.19	Transaction Document #03-01 under the Master Agreement, effective as of March 5, 2003, between Certegy Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed on February 17, 2004). (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)
10.20	Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement, dated as of June 18, 2004 (incorporated by reference to Exhibit 10.44 to Quarterly Report on Form 10-Q filed on August 6, 2004).(1)
10.21	Form of Certegy Inc. Restricted Stock Units Deferral Election Agreement for 2004 (incorporated by reference to Exhibit 10.45 to Quarterly Report on Form 10-Q filed on August 6, 2004).(1)
10.22	Form of Certegy Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.46 to Current Report on Form 8-K filed on February 10, 2005).(1)
10.23	Form of Certegy Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed on March 11, 2005).(1)
10.24	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed on March 11, 2005).(1)
10.25	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed on March 11, 2005).(1)
10.26	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 5, 2007).(1)

Exhibit
No.	Description

10.27	Credit Agreement, dated as of January 18, 2007, among Fidelity National Information Services, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A., and other financial institutions party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 19, 2007).
10.28	Amendment No. 1 to the Credit Agreement, dated as of July 30, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 18, 2007).
10.29	Joinder Agreement, dated as of September 12, 2007, by and among Fidelity National Information Services, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wachovia Bank N.A. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 18, 2007).
10.30	Fidelity National Information Services, Inc. 2005 Stock Incentive Plan, effective as of March 9, 2005 (incorporated by reference to Exhibit 10.84 to Annual Report on Form 10-K of Fidelity National Financial, Inc. filed on March 16, 2005).(1)
10.31	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.10 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.32	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.11 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.33	Amended and Restated Certegy Inc. Stock Incentive Plan, effective as of June 15, 2001 and amended and restated as of October 23, 2006 (incorporated by reference to Annex B to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).(1)
10.34	Form of Amendment to Change in Control Letter Agreements (incorporated by reference to Exhibit 99.36 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.35	Granite Financial, Inc. Omnibus Stock Plan of 1996, amended and restated as of April 24, 1997 and June 14, 1997 (incorporated by reference to Exhibit 10.3.1 to Amendment No. 4 to Registration Statement on Form SB-2 of Granite Financial, Inc. filed on July 23, 1997).(1)
10.36	Fidelity National Financial, Inc. Amended and Restated 1998 Stock Incentive Plan, amended and restated as of July 24, 2001 and as of November 12, 2004 and effective as of December 16, 2004 (incorporated by reference to Annex C to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).
10.37	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, amended and restated as of July 24, 2001 and as of November 12, 2004 and effective as of December 16, 2004 (incorporated by reference to Annex B to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).
10.38	Fidelity National Information Solutions, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 of Fidelity National Information Solutions, Inc. filed on December 14, 2001).(1)
10.39	Vista Information Solutions, Inc. 1999 Stock Option Plan, effective as of January 27, 1999 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-KSB of Fidelity National Information Solutions, Inc. filed on April 14, 2000).(1)
10.40	Micro General Corporation 1999 Stock Incentive Plan, effective as of November 17, 1999 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 of Micro General Corporation filed on February 1, 2000).(1)
10.41	Micro General Corporation 1998 Stock Incentive Plan, effective as of June 3, 1998 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 of Micro General Corporation filed on September 25, 1998).(1)
10.42	Vista Environmental Information, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 of Fidelity National Information Solutions, Inc. filed on August 21, 1996).(1)
10.43	DataMap, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of Fidelity National Information Solutions, Inc. filed on August 21, 1996).(1)

Exhibit
No.	Description

10.44	Form of Stock Option Agreement and Notice of Stock Option Grant under Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on March 21, 2005).(1)
10.45	Sanchez Computer Associates, Inc. Amended and Restated 1995 Equity Compensation Plan, effective as of October 9, 1995 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 of Fidelity National Financial, Inc. filed on April 15, 2004).(1)
10.46	InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan, InterCept, Inc. 2002 Stock Option Plan and InterCept, Inc. G. Lynn Boggs 2002 Stock Option Plan, all amended and restated as of November 8, 2004 (incorporated by reference to Exhibits 99.2, 99.3 and 99.4, respectively, to Registration Statement on Form S-8 of Fidelity National Financial, Inc. filed on November 23, 2004).(1)
10.47	Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, effective as of December 16, 2004 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).(1)
10.48	Notice of Stock Option Grant under Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan, effective as of August 19, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on August 25, 2005).
10.49	Employment Agreement, dated as of September 14, 2005, by and between Certegy Inc. and Lee A. Kennedy (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 16, 2005).(1)
10.50	Employment Agreement, dated as of September 14, 2005, by and between Certegy Inc. and Jeffrey S. Carbiener (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 16, 2005).(1)
10.51	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006 (incorporated by reference to Annex C to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).(1)
10.52	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006 (incorporated by reference to Annex D to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).
10.53	Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Fidelity National Financial, Inc., Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 27, 2006).
10.54	Cross-Indemnity Agreement, dated as of October 23, 2006, by and between Fidelity National Information Services, Inc. and Fidelity National Title Group, Inc. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 27, 2006).
10.55	Employment Agreement, effective as of October 24, 2006, between Fidelity National Information Services, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K filed on March 1, 2007).(1)
10.56	Employment Agreement, effective as of October 24, 2006, between Fidelity National Information Services, Inc. and Alan L. Stinson (incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed on March 1, 2007).(1)
10.57	Employment Agreement, effective as of October 24, 2006, between Fidelity National Information Services, Inc. and Brent B. Bickett (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K filed on March 1, 2007).(1)
10.58	Employment Agreement, effective as of November 16, 2007, between Fidelity National Information Services, Inc. and Gary A. Norcross.(1)
10.59	Form of Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed on March 1, 2007).(1)
14.1	Fidelity National Information Services, Inc. Code of Business Conduct and Ethics, effective as of February 29, 2008.
21.1	Subsidiaries of the Registrant.

Exhibit
No.	Description

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008	Fidelity National Information Services, Inc.

	By:	/s/ Lee A. Kennedy

Lee A. Kennedy President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2008	By:	/s/ William P. Foley, II

William P. Foley, II Chairman of the Board

Date: February 29, 2008	By:	/s/ Lee A. Kennedy

Lee A. Kennedy President and Chief Executive Officer; Director (Principal Executive Officer)

Date: February 29, 2008	By:	/s/ Jeffrey S. Carbiener

Jeffrey S. Carbiener Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 29, 2008	By:	/s/ Thomas M. Hagerty

Thomas M. Hagerty, Director

Date: February 29, 2008	By:	/s/ Marshall Haines

Marshall Haines, Director

Date: February 29, 2008	By:	/s/ Keith W. Hughes

Keith W. Hughes, Director

Date: February 29, 2008	By:	/s/ David K. Hunt

David K. Hunt, Director

Date: February 29, 2008	By:	/s/ Daniel D. Lane

Daniel D. Lane, Director

Date: February 29, 2008	By:	/s/ James K. Hunt

James K. Hunt, Director

Date: February 29, 2008	By:	/s/ Robert M. Clements

Robert M. Clements, Director

Date: February 29, 2008	By:	/s/ Richard N. Massey

Richard N. Massey, Director

Date: February 29, 2008	By:	/s/ Cary H. Thompson

Cary H. Thompson, Director

FIDELITY NATIONAL INFORMATION SERVICES, INC.

FORM 10-K

INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit
No.	Description

10.58	Employment Agreement dated as of November 16, 2007 by and between FIS and Gary A. Norcross(1).
14.1	Fidelity National Information Services, Inc. Code of Business Conduct and Ethics, effective as of February 29, 2008.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.