Form 10-Q
period 2008-03-31
Fidelity National Information Services, Inc.
filed 2008-05-09
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐       No ☑
     As of March 31, 2008, 195,116,251 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q QUARTERLY REPORT
Quarter Ended March 31, 2008
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
A. Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
B. Consolidated Statements of Earnings for the three month periods ended March 31, 2008 and 2007	4
C. Consolidated Statements of Comprehensive Earnings for the three month periods ended March 31, 2008 and 2007	5
D. Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2008	6
E. Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and 2007	7
F. Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosure About Market Risks	29
Item 4. Controls and Procedures	30
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	32
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$327,965	$355,278
Settlement deposits	42,742	21,162
Trade receivables, net of allowance for doubtful accounts of $59.6 million and $53.4 million at March 31, 2008 and December 31, 2007, respectively	857,881	825,915
Settlement receivables	119,954	116,935
Other receivables	184,971	206,746
Receivable from related party	11,687	14,907
Prepaid expenses and other current assets	174,914	168,454
Deferred income taxes	119,983	120,098

Total current assets	1,840,097	1,829,495

Property and equipment, net of accumulated depreciation of $346.0 million and $331.5 million at March 31, 2008 December 31, 2007, respectively	402,848	392,508
Goodwill	5,338,727	5,326,831
Intangible assets, net of accumulated amortization of $659.6 million and $611.4 million at March 31, 2008 and December 31, 2007, respectively	986,084	1,030,582
Computer software, net of accumulated amortization of $354.8 million and $334.5 million at March 31, 2008 and December 31, 2007, respectively	809,497	775,151
Deferred contract costs	269,946	256,852
Investment in unconsolidated entities	28,546	30,491
Long term note receivable from FNF	6,059	6,154
Other noncurrent assets	150,426	146,519

Total assets	$9,832,230	$9,794,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$606,250	$606,179
Settlement payables	161,631	129,799
Current portion of long-term debt	270,615	272,014
Deferred revenues	241,308	246,222

Total current liabilities	1,279,804	1,254,214

Deferred revenues	121,468	111,884
Deferred income taxes	382,245	394,972
Long-term debt, excluding current portion	3,908,702	4,003,383
Other long-term liabilities	288,930	234,757

Total liabilities	5,981,149	5,999,210

Minority interest	11,249	14,194

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock $0.01 par value; 600 million shares authorized, 199.4 million and 199.0 million shares issued at March 31, 2008 and December 31, 2007, respectively	1,994	1,990
Additional paid in capital	3,058,581	3,038,203
Retained earnings	960,296	899,512
Accumulated other comprehensive earnings	28,476	53,389
Treasury stock, $0.01 par value, 4.3 million shares at March 31, 2008 and December 31, 2007	(209,515)	(211,915)

Total stockholders’ equity	3,839,832	3,781,179

Total liabilities and stockholders’ equity	$9,832,230	$9,794,583

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

	Three month periods
	ended March 31,
	2008	2007
	(Unaudited)
Processing and services revenues, including $64.8 million and $61.4 million of revenues from related parties for the three month periods ended March 31, 2008 and 2007, respectively	$1,290,952	$1,071,440
Cost of revenues, including expense incurred to related parties of $8.6 million and $0.0 million for the three month periods ended March 31, 2008 and 2007, respectively	928,555	772,381

Gross profit	362,397	299,059

Selling, general, and administrative expenses, including expense incurred to (reimbursed from) related parties of $2.3 million and $(0.1) million for the three month periods ended March 31, 2008 and 2007, respectively	163,551	113,082
Research and development costs	27,068	27,109

Operating income	171,778	158,868

Other income (expense):
Interest income	3,018	559
Interest expense	(62,448)	(72,115)
Other income (expense), net	(451)	665

Total other income (expense)	(59,881)	(70,891)

Earnings before income taxes, equity in earnings of unconsolidated entities, minority interest, and discontinued operations	111,897	87,977
Provision for income taxes	40,955	32,729

Earnings before equity in earnings of unconsolidated entities, minority interest, and discontinued operations	70,942	55,248
Equity in (losses) earnings of unconsolidated entities	(1,957)	936
Minority interest	(122)	176

Net earnings from continuing operations	68,863	56,360
(Losses) earnings from discontinued operations, net of tax	(884)	3,143
Gain on disposition of discontinued operations, net of tax	2,521	—

Net earnings	$70,500	$59,503

Net earnings per share — basic from continuing operations	$0.35	$0.29
Net earnings per share — basic from discontinued operations	0.01	0.02

Net earnings per share — basic	$0.36	$0.31

Weighted average shares outstanding — basic	194,542	191,898

Net earnings per share — diluted from continuing operations	$0.35	$0.29
Net earnings per share — diluted from discontinued operations	0.01	0.01

Net earnings per share — diluted	$0.36	$0.30

Weighted average shares outstanding — diluted	196,537	195,807

Cash dividends paid per share	$0.05	$0.05

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In thousands)

	Three month periods
	ended March 31,
	2008	2007
	(Unaudited)
Net earnings	$70,500	$59,503
Other comprehensive earnings (losses):
Unrealized gain on Covansys warrants, net of tax (1)	—	278
Unrealized loss on interest rate swaps, net of tax (2)	(48,383)	(1,142)
Unrealized gain on other investments, net of tax	126	23
Unrealized gain on foreign currency translation, net of tax (3)	23,344	3,857

Other comprehensive (losses) earnings	(24,913)	3,016

Comprehensive earnings	$45,587	$62,519

(1)	Net of income tax expense of $0.1 million for the three month period ended March 31, 2007.

(2)	Net of income tax benefit of $28.4 million and of $0.7 million for the three month periods ended March 31, 2008 and 2007, respectively.

(3)	Net of income tax expense of $0.8 million and $1.9 million for the three month periods ended March 31, 2008 and 2007, respectively.
See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive			Total
	Common	Common	Paid In	Retained	Earnings	Treasury	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Stock	Equity
Balances, December 31, 2007	199,006	$1,990	$3,038,203	$899,512	$53,389	(4,336)	$(211,915)	$3,781,179
Net Earnings	—	—	—	70,500	—	—	—	70,500
Issuance of restricted stock	364	4	(4)	—	—	—	—	—
Exercise of stock options	—	—	(6,353)	—	—	327	12,344	5,991
Tax benefit associated with exercise of stock options	—	—	357	—	—	—	—	357
Stock-based compensation	—	—	26,378	—	—	—	—	26,378
Cash dividends paid ($0.05 per share)	—	—	—	(9,716)	—	—	—	(9,716)
Purchases of treasury stock	—	—	—	—	—	(245)	(9,944)	(9,944)
Unrealized loss on investments and derivatives, net	—	—	—	—	(48,257)	—	—	(48,257)
Unrealized gain on foreign currency translation	—	—	—	—	23,344	—	—	23,344

Balances, March 31, 2008	199,370	$1,994	$3,058,581	$960,296	$28,476	(4,254)	$(209,515)	$3,839,832

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three month periods
	ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net earnings	$70,500	$59,503
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	124,132	110,612
Amortization of debt issue costs	1,424	28,324
Gain on sale of company assets	(3,976)	—
Stock-based compensation	26,378	8,489
Deferred income taxes	6,823	8,950
Income tax benefit from exercise of stock options	(357)	(10,752)
Equity in earnings of unconsolidated entities	1,957	(936)
Minority interest	122	88
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in trade receivables	(8,094)	(65,348)
Net increase in prepaid expenses and other assets	(12,023)	(19,813)
Net increase in deferred contract costs	(21,955)	(8,095)
Net increase in deferred revenue	4,616	1,504
Net decrease in accounts payable, accrued liabilities, and other liabilities	(21,321)	(40,096)

Net cash provided by operating activities	168,226	72,430

Cash flows from investing activities:
Additions to property and equipment	(24,292)	(27,410)
Additions to capitalized software	(65,256)	(46,706)
Net proceeds from sale of company assets	6,000	—
Acquisitions, net of cash acquired	(1,916)	(21,196)

Net cash used in investing activities	(85,464)	(95,312)

Cash flows from financing activities:
Borrowings	1,283,600	2,700,300
Debt service payments	(1,381,398)	(2,689,045)
Capitalized debt issuance costs	(13)	(12,573)
Income tax benefits from exercise of stock options	357	10,752
Stock options exercised	5,991	33,157
Treasury stock purchases	(9,944)	—
Dividends paid	(9,716)	(9,621)

Net cash (used in) provided by financing activities	(111,123)	32,970

Effect of foreign currency exchange rates on cash	1,048	163
Net (decrease) increase in cash and cash equivalents	(27,313)	10,251
Cash and cash equivalents, beginning of period	355,278	211,753

Cash and cash equivalents, end of period	$327,965	$222,004

Cash paid for interest	$(69,682)	$(51,148)

Cash received (paid) for taxes	$8,064	$(22,765)

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant”: (a) with respect to periods after the Certegy Merger described below, are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; and (b) with respect to periods up to and including the Certegy Merger, are to Fidelity National Information Services, Inc., a Delaware corporation that merged into Certegy in the Certegy Merger but was deemed the acquirer from an accounting perspective, as described below; all references to “Certegy” are to Certegy Inc., and its subsidiaries, with respect to periods prior to the Certegy Merger; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS (Note 6); all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of the Company’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of Fidelity National Information Services, Inc. and its subsidiaries prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     We are a leading provider of technology solutions, processing services, and information-based services to the financial services industry. Our reportable segments are Transaction Processing Services and Lender Processing Services.
•	Transaction Processing Services. This segment focuses on serving the processing needs of financial institutions. Our primary software applications function as the underlying infrastructure of a financial institution’s core processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services, such as item processing and electronic funds transfer that interact directly with the core processing applications and also including applications that facilitate interactions between our financial institution customers and their clients such as online banking and bill payment services and fraud prevention and detection services. We offer these applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide point-of-sale check verification and guarantee services to retailers.
•	Lender Processing Services. This segment provides core mortgage processing, outsourced business processes, and information solutions primarily to national lenders and loan servicers. These processes include centralized, title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. This segment’s information solutions include appraisal and valuation services, real estate tax services and flood zone information. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. On October 25, 2007, we announced that our Board of Directors had approved a plan to pursue a spin-off of the majority of the Lender Processing Services segment into a separate publicly traded company, which will be referred to as Lender Processing Services, Inc.
     Corporate overhead costs and other operations that are not included in our operating segments are included in Corporate and Other.
     On September 12, 2007, we completed the acquisition of eFunds Corporation (“eFunds”) (Note 6). The eFunds businesses have been integrated into our operations within the Transaction Processing Services segment.
     Certain reclassifications have been made in the 2007 consolidated financial statements to conform to the classifications used in 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(2) Lender Processing Services, Inc. Spin-off
     On October 25, 2007, we announced that our Board of Directors had approved a plan to pursue a spin-off of the businesses that currently make up our Lender Processing Services segment into a stand alone publicly traded company which will be known as Lender Processing Services, Inc. As currently contemplated, we will contribute all the assets and liabilities of this segment, as of the date of the spin-off, into Lender Processing Services, Inc. in exchange for additional shares of the Lender Processing Services, Inc. common stock and approximately $1.6 billion principal amount of Lender Processing Services, Inc. debt obligations. We have filed a Form 10 Registration Statement with the Securities and Exchange Commission (the “SEC”). Also we have received a formal private letter ruling from the Internal Revenue Service (the “IRS”) that the spin-off will be tax-free to us and our shareholders. Following the effectiveness of the Form 10 filing and receiving an opinion from our special tax advisor with respect to the tax-free nature of the spin-off, we will distribute 100% of the Lender Processing Services, Inc. common stock to our shareholders in the spin-off and exchange the Lender Processing Services, Inc. debt for a like amount of our existing debt. We expect that the spin-off will be tax-free to FIS and our shareholders (except that our shareholders will recognize a gain or loss on the receipt of cash in lieu of fractional shares). We will then retire the debt that is exchanged for the Lender Processing Services, Inc. debt. Completion of the spin-off is expected to occur in mid-2008.
     Completion of the spin-off is contingent upon the satisfaction or waiver of a variety of conditions, including final approval of the spin-off and all related arrangements by our Board of Directors. The completion of the proposed spin-off is also subject to risks and uncertainties including but not limited to those associated with our ability to contribute the Lender Processing Services segment assets and liabilities to Lender Processing Services, Inc., the ability of Lender Processing Services, Inc. to complete the debt exchange in the manner and on the terms currently contemplated, the possibility that necessary regulatory and governmental approvals or actions may not be obtained, and market conditions for the new debt and for the spin-off.
(3) Discontinued Operations
     During the first quarter of 2008 and the third quarter of 2007, we discontinued certain operations in the Transaction Processing Services and Lender Processing Services segments, which are reported as discontinued operations in the consolidated statements of earnings for the three month periods ended March 31, 2008 and 2007 in accordance with SFAS No. 144.
     Certegy Gaming Services, Inc.
     On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million. We approved the sale of Certegy Game because its operations were not in line with our strategic plans. Certegy Game had revenues of $27.2 million and $24.6 million and earnings (losses) before taxes of $1.2 million and $(0.1) million during the three month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, our Consolidated Balance Sheet included Certegy Game assets of $38.3 million and liabilities of $13.3 million.
     FIS Credit Services, Inc.
     On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $4.0 million. We approved the sale of Credit because its operations were not in line with our strategic plans. Credit had revenues of $1.4 million and $3.9 million, and losses before taxes of $0.3 million, excluding the realized gain, and $0.6 million, during the three month periods ended March 31, 2008 and 2007, respectively.
     Homebuilders Financial Network, LLC
     We exited the Homebuilders Financial Network, LLC (“HFN”) business, due to the loss of a major customer. HFN had revenues of $1.1 million and $3.1 million and (losses) earnings before taxes of $(3.4) million and $0.7 million during the three month periods ended March 31, 2008 and 2007, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Property Insight, LLC
     We sold Property Insight, LLC (“Property Insight”) to FNF during the third quarter of 2007. We approved the sale of Property Insight because its operations were not in line with our strategic plans. Property Insight had revenues of $21.0 million and income before taxes of $5.4 million during the three month period ended March 31, 2007.
(4) Related Party Transactions
     We have historically conducted business with FNF and its subsidiaries. A summary of the revenue producing agreements in effect through March 31, 2008 is as follows:
•	Agreement to provide data processing services. This agreement governs the revenues to be earned by us for providing IT support services and software, primarily infrastructure support and data center management, to FNF and its subsidiaries. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years.

•	Agreements to provide software development and services. These agreements govern the fee structure under which we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other real estate related services. Under these arrangements we are paid for providing other real estate related services to FNF, which consist primarily of data services required by the title insurance operations.

•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves FIS providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten-year term and a rolling one-year term thereafter). Under this agreement, we earn commissions which, in aggregate, are equal to approximately 89% of the total title premium from title policies that we place with subsidiaries of FNF. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.
     A detail of FNF related party items included in revenues for the three month periods ending March 31, 2008 and 2007, is as follows (in millions):

	2008	2007
Title agency commissions	$32.6	$32.2
Data processing services revenue	11.2	12.0
Software and services revenue	13.8	13.2
Other real-estate related services	7.2	4.0

Total revenues	$64.8	$61.4

     Further, we also entered into service agreements with FNF to provide corporate services to us. A summary of these agreements in effect through March 31, 2008 is as follows:
•	Agreements by FNF to provide corporate services to us. Since November 9, 2006, these charges relate to certain insignificant activities performed or recorded by FNF on behalf of us. The pricing of these services is at cost for services which are either directly attributable to us, or in certain circumstances, an allocation of our share of the total costs incurred by FNF in providing such services based on estimates that FNF and we believe to be reasonable.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
•	Licensing, leasing, cost sharing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by us to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services by FNF.
     On August 31, 2007, we completed the sale of Property Insight to FNF. The net earnings from Property Insight, including related party revenues and expenses, are classified as earnings from discontinued operations for the three months ended March 31, 2007. Property Insight’s related party revenues and expenses with FNF were $12.7 million and $0.2 million, respectively, during the three month period ended March 31, 2007. As a result of the transaction, during the three month period ended March 31, 2008, we incurred related party expenses relating to our title agency operation’s access to Property Insight’s data subsequent to the sale, which are included in the table below.
     A detail of FNF related party items included in operating expenses (net of expense reimbursements) for the three month periods ending March 31, 2008 and 2007, is as follows (in millions):

	2008	2007
Title plant expenses	$2.6	$—
Equipment leasing	6.0	—
Corporate services	0.4	0.9
Licensing, cost sharing, and other services	1.9	(1.0)

Total expenses	$10.9	$(0.1)

     We believe the amounts earned from or charged by FNF to us under each of the foregoing service arrangements were fair and reasonable. We believe that the approximate 89% aggregate commission rate on title insurance policies is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. Our information technology infrastructure support and data center management services to FNF are priced within the range of prices we offer to third parties. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party.
     We also provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF holds an approximate 40% equity interest. We recorded revenue relating to the Sedgwick arrangement of $9.7 million and $8.3 million during the three month periods ended March 31, 2008 and 2007, respectively.
     Other related party transactions:
Merger with FNF Capital
     On October 26, 2006, we completed a merger with FNF Capital, Inc. (“FNF Capital”), a leasing subsidiary of Old FNF. We issued 279,000 shares of our common stock to Old FNF in exchange for a majority ownership in FNF Capital. The transaction was recorded at Old FNF’s historical basis in FNF Capital of approximately $2.3 million and we purchased the minority ownership shortly thereafter for $3.8 million in cash. Through the merger, we assumed a note payable to Old FNF of $13.9 million, and we recorded $0.2 million of interest expense related to this note during the three months ended March 31, 2007. On September 30, 2007, we sold certain leasing assets of FNF Capital back to FNF for $15.0 million and FNF assumed the aforementioned note payable and other liabilities. We also recorded a $7.3 million note receivable from FNF relating to the transaction, and we recorded $0.1 million of interest income related to this note during the three months ended March 31, 2008.
Investment by FNF in Fidelity National Real Estate Solutions, Inc.
     On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc. (“FNRES”), an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. As a result, since December 31, 2006, we no longer consolidate FNRES, but have recorded our remaining 39% interest as an equity investment in the amount of $28.5 million and $30.5 million as of March 31, 2008 and December 31, 2007,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
respectively. We recorded $2.0 million and $0.5 million in equity losses (net of tax), from our investment in FNRES, for the three month periods ended March 31, 2008 and 2007, respectively.
     Transactions with ABN AMRO Real and Banco Bradesco S.A.
     We recorded revenues of $14.7 million and $13.2 million for the three month periods ended March 31, 2008 and 2007, respectively, from ABN AMRO Real (“ABN”). We recorded revenues of $20.9 million and $8.6 million for the three month periods ended March 31, 2008 and 2007, respectively, from Banco Bradesco (“Bradesco”). Both ABN and Bradesco are venture partners in our Brazilian card business.
(5) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the quarters ended March 31, 2008 and 2007 are computed in accordance with FASB Statement 128, Earnings per Share, using the treasury stock method.
     The following table summarizes the earnings per share, for the three month periods ending March 31, 2008 and 2007 (in thousands, except per share amounts):

	2008	2007
Net earnings from continuing operations	$68,863	$56,360
Net earnings from discontinued operations	1,637	3,143

Net earnings	$70,500	$59,503

Weighted average shares outstanding — basic	194,542	191,898
Plus: Common stock equivalent shares assumed from conversion of options	1,995	3,909

Weighted average shares outstanding — diluted	196,537	195,807

Basic net earnings per share from continuing operations	$0.35	$0.29
Basic net earnings per share from discontinued operations	0.01	0.02

Basic net earnings per share	$0.36	$0.31

Diluted net earnings per share from continuing operations	$0.35	$0.29
Diluted net earnings per share from discontinued operations	0.01	0.01

Diluted net earnings per share	$0.36	$0.30

     Options to purchase approximately 8.6 million shares and 4.8 million shares of our common stock for the three month periods ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(6) Acquisitions
     The results of operations and financial position of the entities acquired during the three month periods ended March 31, 2008 and 2007 are included in the Consolidated Financial Statements from and after the date of acquisition.
eFunds Corporation
     On September 12, 2007, we completed the acquisition of eFunds (the “eFunds Acquisition”). This acquisition expanded our presence in risk management services, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. Pursuant to the Agreement and Plan of Merger (the “eFunds Merger Agreement”) dated as of June 26, 2007, eFunds became a wholly-owned subsidiary of FIS. The issued and outstanding shares of eFunds common stock, par value $0.01 per share, were converted into the right to receive $36.50 per share in cash from us.

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

$1,790.8

     The purchase price has been initially allocated to eFunds’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of September 12, 2007. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The initial purchase price allocation is as follows (in millions):

Cash	$99.3
Trade and other receivables	130.6
Land, buildings, and equipment	78.3
Other assets	17.1
Computer software	59.6
Intangible assets	175.2
Goodwill	1,536.8
Liabilities assumed	(306.1)

Total purchase price	$1,790.8

     The allocation of the purchase price to intangible assets, including computer software and customer relationships, is based on valuations performed to determine the values of such assets as of the merger date. We believe the valuations have been substantially completed as of March 31, 2008.
     The following table summarizes the liabilities assumed in the eFunds Acquisition (in millions):

Notes payable and capital lease obligations	$103.2
Deferred income taxes	6.9
Estimated severance payments	41.6
Estimated employee relocation and facility closure costs	21.5
Other merger related costs	20.2
Other operating liabilities	112.7

$306.1

     We are currently evaluating the various employment agreements, lease agreements, vendor arrangements, and customer contracts of eFunds. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company. We expect to substantially complete this evaluation during the first half of 2008 and will adjust the amounts recorded as of March 31, 2008 to reflect our revised evaluations, if necessary.
     In connection with the eFunds Acquisition, we also adopted eFunds’ stock option plans and registered approximately 2.2 million options and 0.2 million restricted stock units in replacement of similar outstanding awards held by eFunds employees. The amounts attributable to vested options are included as an adjustment to purchase price and the amounts attributable to unvested options and restricted stock units will be expensed over the remaining vesting period based on a valuation as of the date of closing. On March 31, 2008, as approved by the Compensation Committee of the Board of Directors, we accelerated the vesting of all stock awards held by eFunds employees. As a result we recorded $14.1 million in additional stock compensation expense for the three months ended March 31, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Pro Forma Results
     Selected unaudited pro forma results of operations for the three month periods ended March 31, 2008 and 2007, assuming the eFunds Acquisition had occurred as of January 1, 2007, and using actual general and administrative expenses prior to the acquisition and merger, are presented for comparative purposes below (in thousands):

	2008	2007
Total revenues	$1,290,952	$1,205,482
Net earnings from continuing operations	$68,863	$37,701
Pro forma earnings per share — basic from continuing operations	$0.35	$0.20
Pro forma earnings per share — diluted from continuing operations	$0.35	$0.19
Other acquisitions:
     The following transactions with acquisition prices between $10 million and $100 million were completed by us during the period from January 1, 2007 through March 31, 2008. Purchase prices reflected in the table are net of cash acquired:

Name of Company Acquired	Date Acquired	Purchase Price
Second Foundation, Inc.	February 15, 2007	$18.9 million
Espiel, Inc. and Financial Systems Integrators, Inc.	June 8, 2007	$43.3 million
(7) Long-Term Debt
     Through the eFunds Acquisition on September 12, 2007, we assumed $100.0 million in long-term notes payable previously issued by eFunds (the “eFunds Notes”). On February 26, 2008, we redeemed the eFunds Notes for a total of $109.3 million, which included a make-whole premium of $9.3 million.
     We have entered into the following interest rate swap transactions converting a portion of our interest rate exposure on our $2.1 billion five-year term facility (the “Term Loan A”), a secured $1.6 billion tranche of term loans (the “Term Loan B”) and a $900 million revolving credit facility (the “Revolving Loan”) from variable to fixed:

		Notional Amount	Bank Pays	FIS pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
April 11, 2005	April 11, 2008 (3)	$150.0	1 Month Libor	4.39%
April 11, 2005	April 11, 2008 (3)	145.0	1 Month Libor	4.37%
April 11, 2005	April 11, 2008 (3)	55.0	1 Month Libor	4.37%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%
October 11, 2007	October 11, 2009	1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
December 11, 2007	December 11, 2010	750.0	1 Month Libor	3.85%

		$3,200.0

(1)	2.70% as of March 31, 2008.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 1.00%, the Term Loan B of 1.75% and the Revolving Loan of 0.80% (plus a facility fee of 0.20%) as of March 31, 2008.

(3)	Subsequent to quarter end, the interest rate swap expired.
     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $117.6 million and $41.2 million, as of March 31, 2008 and December 31, 2007, respectively, which is included in the accompanying consolidated balance sheets in other long-term liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(8) Income Taxes
     During 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the adoption, we had no change to reserves for uncertain tax positions. Interest and penalties on accrued but unpaid taxes are classified in the consolidated financial statements as income tax expense. Our unrecognized tax benefit decreased by $5.7 million during the three month period ended March 31, 2008, due to a preliminary settlement with taxing authorities. As a result of this preliminary settlement and subsequent payment, the total amount of interest recognized in the statement of financial position decreased $2.7 million during the same period.
(9) Commitments and Contingencies
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	We review these matters on an on-going basis and follow the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base decisions on the assessment of the ultimate outcome following all appeals.
     Grace & Digital Information Technology Co., Ltd.
     We and certain of our employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. (“AIS”) in June of 2001. In March of 2002 (before AIS was acquired by us) Grace’s contract was terminated because it was no longer providing sales agent services. In May of 2004, Grace asserted a claim against us for unpaid sales commissions, and filed suit later that same year. The case was subsequently dismissed and re-filed in March of 2006. In the second filing, Grace alleged damages caused by breach of contract, violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and violation of the Foreign Corrupt Practices Act (“FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the SEC and the U.S. Department of Justice. We vigorously defended Grace’s civil lawsuit, and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. The U.S. Department of Justice closed its investigation with no action being taken against us. We are awaiting a final determination from the SEC.
     Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds and seven other non-related parties in the U.S. District Court for the Southern District of Florida. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants settled the case with the plaintiffs. That settlement was preliminarily approved by the court over the objection of a group of Texas drivers and motor vehicle record holders and is awaiting final approval. The objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas alleging similar violations of the DPPA. The Acxiom action is filed against eFunds subsidiary ChexSystems, Inc., while the Biometric suit is filed against Certegy Check Services, Inc. ChexSystems filed a motion to dismiss or stay the action based upon the earlier settlement which was granted. The judge recused himself in the action against Certegy Check Services, Inc. in February of 2008 because

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
he is a potential member of the class. The lawsuit was reassigned to a new judge (living in Arkansas) and Certegy filed a motion to dismiss. Certegy believes both the DPPA and Texas law allow it to obtain motor vehicle records for the purposes outlined in its contract with the State of Texas, but the Court has not yet ruled on this issue.
     Employee Data Theft
     On July 3, 2007, we announced that a database administrator had misappropriated consumer information. To date, we have seen no evidence of the stolen information being used for anything other than marketing purposes. Nevertheless, multiple putative class action lawsuits were filed against us seeking monetary damages. Those class actions were settled in January of 2008. The Court preliminarily approved the settlement in March of 2008. Notice of the settlement will be mailed to class members during the second quarter of 2008. Final approval of the settlement will be sought once the notice process is complete. This is expected to occur in the third quarter of 2008.
(10) Defined Benefit Plans
     During 2007 we amended the Supplemental Executive Retirement Plan (“SERP”) to effectively freeze the benefits under the plan resulting in a curtailment and settlement of that plan at December 31, 2007. The unfunded status of the SERP at December 31, 2007 was a liability of $10.4 million and this liability was paid in full on February 1, 2008.
     In connection with our operations in Germany, we have unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to employees upon retirement.
     During the three month periods ended March 31, 2008 and 2007, the Company recorded $0.8 million, in total benefit costs relating to these plans.
(11) Stock Option Plans
     On March 31, 2008, as approved by the Compensation Committee of the Board of Directors, we accelerated the vesting of all stock awards held by eFunds employees. As a result, we recorded $14.1 million in additional stock compensation expense for the three months ended March 31, 2008. In total, we provided for stock compensation expense of $26.4 million and $8.5 million for the three month periods ended March 31, 2008 and 2007, respectively, which is included in selling, general, and administrative expenses in the Consolidated Statements of Earnings.
(12) Segment Information
     Our operating segments are Transaction Processing Services and Lender Processing Services. This structure reflects how the businesses are operated and managed. The primary components of the Transaction Processing Services segment, which includes Certegy’s Card and Check Services, financial institution processing and the operations acquired from eFunds, are Enterprise Solutions, Integrated Financial Solutions and International businesses. The primary components of the Lender Processing Services segment are Mortgage Processing, which includes mortgage lender processing, and Mortgage Information Services, which includes Lender Services, Default Management, and Information Services.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Summarized financial information concerning our segments is shown in the following tables.
     As of and for the three month periods ended March 31, 2008 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$826,799	$464,113	$40	$1,290,952
Cost of revenues	634,264	294,291	—	928,555

Gross profit	192,535	169,822	40	362,397
Selling, general and administrative expenses	65,176	45,884	52,491	163,551
Research and development costs	19,480	7,588	—	27,068

Operating income	107,879	116,350	(52,451)	171,778

Depreciation and amortization	$87,596	$31,376	$3,766	$122,738

Capital expenditures	$72,506	$16,574	$(522)	$88,558

Total assets	$7,552,430	$2,060,768	$219,032	$9,832,230

Goodwill	$4,260,571	$1,078,156	$—	$5,338,727

     As of and for the three month periods ended March 31, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$655,950	$412,358	$3,132	$1,071,440
Cost of revenues	507,487	264,894	—	772,381

Gross profit	148,463	147,464	3,132	299,059
Selling, general and administrative expenses	40,886	42,708	29,488	113,082
Research and development costs	17,518	9,591	—	27,109

Operating income	90,059	95,165	(26,356)	158,868

Depreciation and amortization	$69,818	$32,990	$6,088	$108,896

Capital expenditures	$43,482	$25,426	$4,183	$73,091

Total assets	$5,215,679	$1,937,888	$534,900	$7,688,467

Goodwill	$2,683,493	$1,060,082	$2,772	$3,746,347

Transaction Processing Services
     The Transaction Processing Services segment focuses on serving the processing and risk management needs of financial institutions and retailers. Our primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between our financial institution customers and their clients. We offer applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide risk management services to retailers and financial institutions. Included in this segment were $186.4 million and $139.5 million in sales to non-U.S. based customers in the three month periods ended March 31, 2008 and 2007, respectively.
Lender Processing Services
     The Lender Processing Services segment provides a comprehensive range of services related to the mortgage life cycle. The primary applications include core mortgage processing which banks use to process and service mortgage loans as well as other services including origination, title agency, data gathering, risk management, servicing, default management and property disposition services to lenders and other real estate professionals.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Corporate and Other
     Corporate overhead costs and other operations that are not included in our operating segments are included in Corporate and Other.
(13) Subsequent Events
     On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to $250.0 million of our common stock. Under the plan we repurchased 1,150,000 shares of our stock for $42.7 million, at an average price of $37.12, through May 8, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant”: (a) with respect to periods after the Certegy Merger described below, are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; and (b) with respect to periods up to and including the Certegy Merger, are to Fidelity National Information Services, Inc., a Delaware corporation that merged into Certegy in the Certegy Merger but was deemed the acquirer from an accounting perspective, as described below; all references to “Certegy” are to Certegy Inc., and its subsidiaries, with respect to periods prior to the Certegy Merger; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS (Note 6); all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of the Company’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: risks associated with the proposed spin-off of the Lender Processing Services (LPS) segment by FIS, including the ability of FIS to contribute certain LPS assets and liabilities to the entity to be spun off, the ability of LPS to obtain debt on acceptable terms and exchange that debt with certain holders of the FIS debt, obtaining government approvals, obtaining FIS Board of Directors approval, market conditions for the spin-off, and the risk that the spin-off will not be beneficial once accomplished, including as a result of unexpected dis-synergies resulting from the separation or unfavorable reaction from customers, rating agencies or other constituencies; changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage (both at FIS prior to the spin-off and at the separate companies after the spin-off), which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries; failures to adapt our services to changes in technology or in the marketplace; adverse changes in the level of real estate activity, which would adversely affect certain of our businesses; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; the possibility that our acquisition of eFunds may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
Overview
     We are one of the largest global providers of processing services to financial institutions, serving customers in over 80 countries throughout the world. We are among the market leaders in core processing, card issuing services, check point-of-sale verification and guarantee, mortgage processing, and certain other lender processing services in the U.S. We offer a diversified service mix, and benefit from the opportunity to cross-sell multiple services across our broad customer base. We have two reporting segments, Transaction Processing Services and Lender Processing Services, which produced approximately 64% and 36%, respectively, of our revenues for the three months ended March 31, 2008.
•	Transaction Processing Services. This segment focuses on serving the processing needs of financial institutions. Our primary software applications function as the underlying infrastructure of a financial

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
institution’s core processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services, such as item processing and electronic funds transfer that interact directly with the core processing applications and also including applications that facilitate interactions between our financial institution customers and their clients such as online banking and bill payment services and fraud prevention and detection services. We offer these applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide point-of-sale check verification and guarantee services to retailers.

•	Lender Processing Services. This segment provides core mortgage processing, outsourced business processes, and information solutions primarily to national lenders and loan servicers. These processes include centralized, title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. This segment’s information solutions include appraisal and valuation services, real estate tax services and flood zone information. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process.
     Corporate overhead costs and other operations that are not included in our operating segments are included in Corporate and Other.
     On October 25, 2007, we announced that our Board of Directors had approved a plan to pursue a spin-off of the businesses that currently make up our Lender Processing Services segment into a stand alone publicly traded company which will be known as Lender Processing Services, Inc. As currently contemplated, we will contribute all the assets and liabilities of this segment, as of the date of the spin-off, into Lender Processing Services, Inc. in exchange for additional shares of the Lender Processing Services, Inc. common stock and approximately $1.6 billion principal amount of Lender Processing Services, Inc. debt obligations. We have filed a Form 10 Registration Statement with the Securities and Exchange Commission (the “SEC”). Also we have received a formal private letter ruling from the Internal Revenue Service (the “IRS”) that the spin-off will be tax-free to us and our shareholders. Following the effectiveness of the Form 10 filing and receiving an opinion from our special tax advisor with respect to the tax-free nature of the spin-off, we will distribute 100% of the Lender Processing Services, Inc. common stock to our shareholders in the spin-off and exchange the Lender Processing Services, Inc. debt for a like amount of our existing debt. We expect that the spin-off will be tax-free to FIS and our shareholders (except that our shareholders will recognize a gain or loss on the receipt of cash in lieu of fractional shares). We will then retire the debt that is exchanged for the Lender Processing Services, Inc. debt. Completion of the spin-off is expected to occur in mid-2008.
     Completion of the spin-off is contingent upon the satisfaction or waiver of a variety of conditions, including final approval of the spin-off and all related arrangements by our Board of Directors. The completion of the proposed spin-off is also subject to risks and uncertainties including but not limited to those associated with our ability to contribute the Lender Processing Services segment assets and liabilities to Lender Processing Services, Inc., the ability of Lender Processing Services, Inc. to complete the debt exchange in the manner and on the terms currently contemplated, the possibility that necessary regulatory and governmental approvals or actions may not be obtained, and market conditions for the new debt and for the spin-off.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Form 10-K was filed on February 29, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Transactions with Related Parties
     We have historically conducted business with FNF and its subsidiaries, and other related parties. See Note 4 to the Notes to Consolidated Financial Statements for a detailed description of all the related party transactions.
Discontinued Operations
     During the first quarter of 2008 and the third quarter of 2007, we discontinued certain operations in the Transaction Processing Services and Lender Processing Services segments, which are reported as discontinued operations in the consolidated statements of earnings for the three month periods ended March 31, 2008 and 2007 in accordance with SFAS No. 144.
     Certegy Gaming Services, Inc.
     On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million. We approved the sale of Certegy Game because its operations were not in line with our strategic plans. Certegy Game had revenues of $27.2 million and $24.6 million and earnings (losses) before taxes of $1.2 million and $(0.1) million during the three month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, our Consolidated Balance Sheet included Certegy Game assets of $38.3 million and liabilities of $13.3 million.
     FIS Credit Services, Inc.
     On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $4.0 million. We approved the sale of Credit because its operations were not in line with our strategic plans. Credit had revenues of $1.4 million and $3.9 million, and losses before taxes of $0.3 million, excluding the realized gain, and $0.6 million, during the three month periods ended March 31, 2008 and 2007, respectively.
     Homebuilders Financial Network, LLC
     We exited the Homebuilders Financial Network, LLC (“HFN”) business, due to the loss of a major customer. HFN had revenues of $1.1 million and $3.1 million and (losses) earnings before taxes of $(3.4) million and $0.7 million during the three month periods ended March 31, 2008 and 2007, respectively.
     Property Insight, LLC
     We sold Property Insight, LLC (“Property Insight”) to FNF during the third quarter of 2007. We approved the sale of Property Insight because its operations were not in line with our strategic plans. Property Insight had revenues of $21.0 million and income before taxes of $5.4 million during the three month period ended March 31, 2007.
Factors Affecting Comparability
     Our Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:
•	On September 12, 2007, we acquired eFunds (the “eFunds Acquisition”). eFunds provided risk management, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. In connection with this acquisition, we borrowed an additional $1.6 billion under our bank credit facilities. The results of operations and financial position of eFunds are included in the Consolidated Financial Statements from and after the date of acquisition.
     As a result of this transaction, the results of operations in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Comparisons of three month periods ended March 31, 2008 and 2007
Consolidated Results of Operations
(in thousands, except per share amounts)

	2008	2007
	(Unaudited)
Processing and services revenues	$1,290,952	$1,071,440
Cost of revenues	928,555	772,381

Gross profit	362,397	299,059

Selling, general, and administrative expenses	163,551	113,082
Research and development costs	27,068	27,109

Operating income	171,778	158,868

Other income (expense):
Interest income	3,018	559
Interest expense	(62,448)	(72,115)
Other income (expense), net	(451)	665

Total other income (expense)	(59,881)	(70,891)

Earnings before income taxes, equity in earnings of unconsolidated entities, minority interest, and discontinued operations	111,897	87,977
Provision for income taxes	40,955	32,729

Earnings before equity in earnings of unconsolidated entities, minority interest, and discontinued operations	70,942	55,248
Equity in (losses) earnings of unconsolidated entities	(1,957)	936
Minority interest (expense) income	(122)	176

Net earnings from continuing operations	68,863	56,360
(Losses) earnings from discontinued operations, net of tax	(884)	3,143
Gain on disposition of discontinued operations, net of tax	2,521	—

Net earnings	$70,500	$59,503

Net earnings per share — basic from continuing operations	$0.35	$0.29
Net earnings per share — basic from discontinued operations	0.01	0.02

Net earnings per share — basic	$0.36	$0.31

Weighted average shares outstanding — basic	194,542	191,898

Net earnings per share — diluted from continuing operations	$0.35	$0.29
Net earnings per share — diluted from discontinued operations	0.01	0.01

Net earnings per share — diluted	$0.36	$0.30

Weighted average shares outstanding — diluted	196,537	195,807

     Processing and Services Revenues
     Processing and services revenues totaled $1,291.0 million and $1,071.4 million for three month periods ended March 31, 2008 and 2007, respectively, representing an increase of 20.5% in the three month period ended March 31, 2008. The increase in revenue of $219.6 million is primarily due to the inclusion of eFunds in 2008, as well as organic growth. The eFunds Acquisition contributed approximately $141.3 million to the overall increase in revenues. Excluding the impact of the eFunds Acquisition, consolidated revenue growth was $78.2 million, or 7.3%, with the Transaction Processing Services segment experiencing growth in the International revenue channel of $23.6 million, or 17.0%, and the Integrated Financial Solutions revenue channel of $13.8 million, or 4.9%, partially offset by a reduction in the Enterprise Solutions revenue channel of $8.0 million, or 3.4%. Growth in the Lender Processing Services segment of $51.8 million, or 12.6%, was driven primarily by increased demand and market share gains in our Information Services revenue channel, partially offset by a decrease of $6.7 million, or 7.4%, in our Mortgage Information revenue channel.

     Cost of Revenues
     Cost of revenues totaled $928.6 million and $772.4 million for the three months ended March 31, 2008 and 2007, respectively. Consistent with the change in revenues, the increase in cost of revenues of $156.2 million was driven primarily by the eFunds Acquisition, as well as by organic growth in both segments.
     Gross Profit
     Gross profit as a percentage of revenues (“gross profit margin”) was approximately 28.1% and 27.9% for the three months ended March 31, 2008 and 2007, respectively. The increase in gross profit margin is primarily attributable to revenue growth in the Lender Processing Services segment, which historically has higher margin operations.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $163.6 million and $113.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase of $50.5 million primarily relates to the incremental costs from eFunds, as well as an increase in stock compensation expense to $26.4 million in the three months ended March 31, 2008 compared to $8.5 million in the three months ended March 31, 2007. The $17.9 million increase in stock compensation was driven largely by the accelerated vesting of options held by eFunds employees totaling $14.1 million.
     Research and Development Costs
     Research and development costs totaled $27.1 million for the three months ended March 31, 2008 and 2007.
     Operating Income
     Operating income totaled $171.8 million and $158.9 million for the three months ended March 31, 2008 and 2007, respectively. Operating income as a percentage of revenue (“operating margin”) was approximately 13.3% and 14.8% respectively, reflecting the increase in selling, general and administrative expenses and the stock compensation charges noted previously.
     Interest Expense
     Interest expense totaled $62.4 million and $72.1 million for the three months ended March 31, 2008 and 2007, respectively. The three months ended March 31, 2007 included a $27.2 million charge to record the write-off of capitalized debt issuance costs due to the refinancing of our prior credit facility. Excluding this charge, interest expense increased $17.5 million during the three months ended March 31, 2008 compared to the prior year quarter. The increase is due to the higher average outstanding long-term debt balance, primarily relating to borrowings to fund the eFunds Acquisition, partially offset by a decrease in key interest rates.
     Income Tax Expense
     Income tax expense totaled $41.0 million and $32.7 million for the three months ended March 31, 2008 and 2007, respectively. This resulted in an effective tax rate of 36.6% and 37.2%, respectively. The decrease in the effective tax rate is primarily due to a higher proportion of foreign source income in the current year.
     Net Earnings
     Net earnings from continuing operations totaled $68.9 million and $56.4 million for the three month periods ended March 31, 2008 and 2007, respectively, or $0.35 and $0.29 per diluted share, respectively. Net earnings from discontinued operations were $1.6 million (including an after-tax gain on the sale of Credit of $2.5 million) and $3.1 million for the three month periods ended March 31, 2008 and 2007, respectively, or $0.01 per diluted share in each period.

     Segment Results of Operations
     Transaction Processing Services

	2008	2007
	(Unaudited)
Processing and services revenues	$826,799	$655,950
Cost of revenues	634,264	507,487

Gross profit	192,535	148,463
Selling, general and administrative expenses	65,176	40,886
Research and development costs	19,480	17,518

Operating income	$107,879	$90,059

     Revenues for the Transaction Processing Services segment are derived from three main revenue channels: Enterprise Solutions, Integrated Financial Solutions and International. Revenues from Transaction Processing Services totaled $826.8 million and $656.0 million for the three months ended March 31, 2008 and 2007, respectively. The overall segment increase of $170.8 million, or 26.0%, for the period was partially attributable to the three months of incremental revenues from eFunds, which contributed approximately $141.3 million to the increase. Excluding the impact of eFunds, the segment growth is a result of organic growth in International and Integrated Financial Solutions, driven primarily by our payment services businesses, including our card operation in Brazil. The decline in Enterprise Solutions revenues results from lower software license sales coupled with lower check volumes in the check risk management business.
     Cost of revenues totaled $634.3 million and $507.5 million for the three months ended March 31, 2008 and 2007, respectively. The overall segment increase of $126.8 million, or 25.0%, is primarily the result of incremental costs from eFunds, as well as cost associated with organic growth in International and Integrated Financial Solutions.
     Selling, general and administrative expenses totaled $65.2 million and $40.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase in the 2008 period is primarily the result of incremental costs from eFunds, including some duplicative costs as we continue to work towards achieving synergies related to the eFunds Acquisition.
     Research and development costs totaled $19.5 million and $17.5 million for the three months ended March 31, 2008 and 2007, respectively.
     Operating income totaled $107.9 million and $90.1 million for the three months ended March 31, 2008 and 2007, respectively. Operating margin was approximately 13.0% and 13.7% for the three month periods ended March 31, 2008 and 2007, respectively, reflecting the impact of increased selling, general and administrative expenses driven by the eFunds Acquisition.
     Lender Processing Services

	2008	2007
	(Unaudited)
Processing and services revenues	$464,113	$412,358
Cost of revenues	294,291	264,894

Gross profit	169,822	147,464
Selling, general and administrative expenses	45,884	42,708
Research and development costs	7,588	9,591

Operating income	$116,350	$95,165

     Revenues for the Lender Processing Services segment totaled $464.1 million and $412.4 million for the three months ended March 31, 2008 and 2007, respectively. Growth in Lender Processing Services of $51.8 million, or 12.6%, was driven primarily by market share gains and increased levels of mortgage defaults resulting in growth in appraisal and default services, which more than offset declines in our tax and tax deferred property exchange businesses.

     Cost of revenues totaled $294.3 million and $264.9 million for the three months ended March 31, 2008 and 2007, respectively. The overall segment increase of $29.4 million, or 11.1%, is primarily due to increasing revenues.
     Selling, general and administrative expenses totaled $45.9 million and $42.7 million for the three months ended March 31, 2008 and 2007, respectively. The increase in the 2008 period is primarily attributable to increased labor costs, including sales and customer service.
     Research and development costs totaled $7.6 million and $9.6 million for the three months ended March 31, 2008 and 2007, respectively.
     Operating income totaled $116.4 million and $95.2 million for the three months ended March 31, 2008 and 2007, respectively. Operating margin was approximately 25.1% and 23.1% for the three months ended March 31, 2008 and 2007, respectively, reflecting expansion of margins in default services, in particular our title, escrow and foreclosure operations.
     Corporate and Other
     Corporate overhead costs and other operations that are not included in our operating segments are included in Corporate and Other. Selling, general and administrative expenses were $52.5 million and $29.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase is primarily due to an increase in stock compensation of $17.9 million, including $14.1 million related to the acceleration of vesting for stock awards assumed in the eFunds Acquisition, as well as incremental selling, general and administrative costs from eFunds. Corporate expenses also increased due to the inclusion of approximately $2.9 million of costs associated with the planned spin-off of Lender Processing Services, Inc.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At March 31, 2008, we had cash on hand of $328.0 million and debt of approximately $4,179.3 million, including the current portion. We expect cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.
     We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $.05 per common share was paid March 27, 2008 to shareholders of record as of the close of business on March 13, 2008.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to an additional $200 million worth of our common stock (the “Old Plan”). During the three months ended March 31, 2008, under the Old Plan we repurchased 245,000 shares of our stock for $9.9 million, at an average price of $40.56. On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to $250.0 million worth of our common stock (the “New Plan”). Under the New Plan we repurchased 1,150,000 shares of our stock for $42.7 million, at an average price of $37.12, through May 8, 2008.
Cash Flows from Operations
     Cash flows from operations were $168.2 million and $72.4 million for the three month periods ending March 31, 2008 and 2007, respectively. Included in first quarter 2008 cash flow from operations was a $0.4 million reduction in taxes payable due to stock option exercises. Included in 2007 cash flow from operations was a $10.8 million reduction in taxes payable due to stock option exercises.
Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $89.5 million and $73.1 million on capital expenditures during the three month periods ended March 31, 2008 and 2007, primarily on equipment, purchased software and internally developed software.
Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, we repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by us. On July 30, 2007, we, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, an increase from the foregoing $600 million. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds Acquisition, and pay related fees and expenses. The Term Loan B will mature on January 18, 2014. Debt issuance costs of $24.5 million are capitalized as of March 31, 2008.
     As of March 31, 2008 and December 31, 2007, the Term Loan A balance was $2,034.4 million and $2,047.5 million, respectively, the Term Loan B balance was $1,592.0 million and $1,596.0 million, respectively, and a total of $330.0 million and $308.0 million, respectively, was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors pledged certain equity interests we and they held in other entities (including certain of our direct and indirect subsidiaries) as collateral security for the obligations under the credit facility and the guarantee. The pledge also serves to equally and ratably secure our obligations under our outstanding 4.75% notes due 2008, discussed below.
     We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A in scheduled installments of: (a) $13.1 million per quarter from June 30, 2007 through December 31, 2008; (b) $26.3 million per quarter from

March 31, 2009 through December 31, 2009; and (c) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date. We must make quarterly principal payments under the Term Loan B in scheduled installments of $4.0 million per quarter from December 31, 2007 through September 30, 2013 with the remaining balance of approximately $1.5 billion payable on January 18, 2014. As discussed above, we expect to exchange Lender Processing Services, Inc. debt we will receive in connection with the Lender Processing Services, Inc. spin-off for our outstanding Term Loan B, which will immediately thereafter be retired.
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
     The outstanding balance on the Loans bears interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurocurrency (LIBOR) rate or (b) either (i) the federal funds rate or (ii) the prime rate. The applicable margin is subject to adjustment based on a leverage ratio (our total indebtedness to our EBITDA in our consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, we have the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, a prohibition on the payment of dividends and other restricted payments if an event of default has occurred and is continuing or would result therefrom, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the Loans. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $150 million or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity. We were in compliance with all covenants related to the Credit Agreement at March 31, 2008.
     Both the Credit Agreement and the 4.75% notes referred to below are equally and ratably secured by a pledge of equity interests in our subsidiaries, subject to certain exceptions for subsidiaries not required to be pledged. As of March 31, 2008, the shares of subsidiaries representing less than 10% of our net assets were subject to such pledge.
     Through the Certegy Merger, we have an obligation to service $200.0 million (aggregate principal amount) of secured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each of March 15 and September 15. The notes include customary events of default, including a cross-default provision that permits the trustee or the holders of at least 25% of the Notes to declare the Notes in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $10 million or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof have caused it to become due and payable prior to its maturity.
     Through the eFunds Acquisition on September 12, 2007, we assumed $100.0 million in long-term notes payable previously issued to eFunds (the “eFunds Notes”). Subsequent to year-end, we redeemed the eFunds Notes for a total of $109.3 million, which includes a make-whole premium of $9.3 million. We completed the redemption on February 26, 2008.

     We have entered into the following interest rate swap transactions converting a portion of our interest rate exposure on the Term Loans from variable to fixed:

		Notional Amount	Bank Pays	FIS pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
April 11, 2005	April 11, 2008 (3)	$150.0	1 Month Libor	4.39%
April 11, 2005	April 11, 2008 (3)	145.0	1 Month Libor	4.37%
April 11, 2005	April 11, 2008 (3)	55.0	1 Month Libor	4.37%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%
October 11, 2007	October 11, 2009	1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
December 11, 2007	December 11, 2010	750.0	1 Month Libor	3.85%

		$3,200.0

(1)	2.70% as of March 31, 2008.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 1.00%, the Term Loan B of 1.75% and the Revolving Loan of 0.80% (plus a facility fee of 0.20%) as of March 31, 2008.

(3)	Subsequent to quarter end, the interest rate swap expired.
     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $117.6 million and $41.2 million, as of March 31, 2008 and December 31, 2007, respectively, which is included in the accompanying consolidated balance sheets in long-term liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements.
     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
Contractual Obligations
     Our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 29, 2008.
Off-Balance Sheet Arrangements
     FIS does not have any material off-balance sheet arrangements other than operating leases.
Escrow Arrangements
     In conducting our title agency, closing and 1031 tax deferred exchange operations, we routinely hold customers’ assets in escrow and investment accounts, pending completion of real estate and exchange transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. We have a contingent liability relating to proper disposition of these balances, which amounted to $1,510.2 million at March 31, 2008. For the customers’ assets that we hold in escrow, we have ongoing programs for realizing economic benefits through favorable borrowing and vendor arrangements with various banks. We had no borrowings outstanding as of March 31, 2008, under these arrangements with respect to these assets in escrow. At that date, our customers’ tax deferred assets that were held in investment accounts were largely invested in short-term, high grade investments that minimize the risk to principal.

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 was effective for us beginning January 1, 2008; FSP 157-2 delays the effective date for certain items to January 1, 2009. Items in our Consolidated Financial Statements which SFAS 157 is already effective for are discussed in the Financing section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are currently assessing the potential impact that adoption of this statement may have on nonfinancial assets and nonfinancial liabilities in our financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141(R) is effective for periods beginning on or after December 15, 2008, and will apply to business combinations occurring after the effective date.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of the beginning of January 1, 2008 for calendar year entities. Management has determined the impact of adopting SFAS 159 will be immaterial on our statements of financial position and operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     As of March 31, 2008, we are paying interest on the Credit Agreement at LIBOR plus 1.00% on our Term Loan A and LIBOR plus 1.75% on our Term Loan B. A one percent increase in the LIBOR rate would increase our annual debt service on the Credit Agreement by $12.1 million (based on principal amounts outstanding as of March 31, 2008, net of interest rate swaps). The credit rating assigned to FIS by Standard & Poor’s was BB as of March 31, 2008.

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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	We review these matters on an on-going basis and follow the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base decisions on the assessment of the ultimate outcome following all appeals.
     Grace & Digital Information Technology Co., Ltd.
     We and certain of our employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. (“AIS”) in June of 2001. In March of 2002 (before AIS was acquired by us) Grace’s contract was terminated because it was no longer providing sales agent services. In May of 2004, Grace asserted a claim against us for unpaid sales commissions, and filed suit later that same year. The case was subsequently dismissed and re-filed in March of 2006. In the second filing, Grace alleged damages caused by breach of contract, violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and violation of the Foreign Corrupt Practices Act (“FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the SEC and the U.S. Department of Justice. We vigorously defended Grace’s civil lawsuit, and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. The U.S. Department of Justice closed its investigation with no action being taken against us. We are awaiting a final determination from the SEC.
     Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds and seven other non-related parties in the U.S. District Court for the Southern District of Florida. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants settled the case with the plaintiffs. That settlement was preliminarily approved by the court over the objection of a group of Texas drivers and motor vehicle record holders and is awaiting final approval. The objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas alleging similar violations of the DPPA. The Acxiom action is filed against eFunds subsidiary ChexSystems, Inc., while the Biometric suit is filed against Certegy Check Services, Inc. ChexSystems filed a motion to dismiss or stay the action based upon the earlier settlement which was granted. The judge recused himself in the action against Certegy Check Services, Inc. in February of 2008 because he is a potential member of the class. The lawsuit was reassigned to a new judge (living in Arkansas) and Certegy filed a motion to dismiss. Certegy believes both the DPPA and Texas law allow it to obtain motor vehicle records for the purposes outlined in its contract with the State of Texas, but the Court has not yet ruled on this issue.

     Employee Data Theft
     On July 3, 2007, we announced that a database administrator had misappropriated consumer information. To date, we have seen no evidence of the stolen information being used for anything other than marketing purposes. Nevertheless, multiple putative class action lawsuits were filed against us seeking monetary damages. Those class actions were settled in January of 2008. The Court preliminarily approved the settlement in March of 2008. Notice of the settlement will be mailed to class members during the second quarter of 2008. Final approval of the settlement will be sought once the notice process is complete. This is expected to occur in the third quarter of 2008.
Item 1A. Risk Factors
In the wake of the current mortgage market, there could be adverse regulatory consequences or litigation that could affect us.
     Various aspects of our businesses are subject to federal and state regulation. The sharp rise in home foreclosures that started in the United States during the fall of 2006 and has accelerated in 2007 and 2008 has begun to result in investigations and lawsuits against various parties commenced by various governmental authorities and third parties. It has also resulted in governmental review of aspects of the mortgage lending business, which may lead to greater regulation in areas such as appraisals, default management, loan closings and regulatory reporting. Such actions and proceedings could have adverse consequences that could affect our business.
     Over the last few months, the New York Attorney General has been conducting an inquiry into various practices in the mortgage market, including a review of the possibility that conflicts of interest have in some cases affected the accuracy of property appraisals. Recently, the NYAG announced a resolution of a portion of this inquiry with respect to Federal National Mortgage Association, which we refer to as Fannie Mae, and Federal Home Loan Mortgage Corporation, which we refer to as Freddie Mac. Under agreements entered into with the NYAG, Fannie Mae and Freddie Mac each committed to adopt a new Home Valuation Code of Conduct. This Code of Conduct establishes requirements governing appraiser selection, compensation, conflicts of interest and corporate independence, among other matters. Both Fannie Mae and Freddie Mac have agreed that they will not purchase any single family mortgage loans, other than government-insured loans, originated after January 1, 2009 from mortgage originators that have not adopted the Code of Conduct with respect to such loans. Among other things, the Code of Conduct prohibits the purchase of home mortgage loans by Fannie Mae and Freddie Mac if the associated appraisal is performed by an appraiser that is employed by the lender, a real estate settlement services provider or a subsidiary of a real estate settlement services provider.
     Although we provide real estate settlement services, we do not employ appraisers. Instead, we manage the activities of thousands of appraisers who all work as independent contractors. Nevertheless, Freddie Mac has issued a bulletin indicating that the prohibition in the Code of Conduct applies to loans for which the appraisal was performed by independent contractor appraisers as well as employees.
     The Code of Conduct was subject to a comment period that expired on April 30, 2008. We participated in the comment process to attempt to clarify that we are not covered by the Code of Conduct. At this time, we are unable to predict the ultimate effect of the Code of Conduct on our business or results of operations 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2008:

			Total Cost of	Total Cost of
			Shares Purchased	Shares that May
			as Part of Publicly	be Purchased
			Announced Plans	Under the Plans
	Total Number of	Average price	or Program	or Programs (1) (2)
Period	Shares Purchased	paid per share	(in millions)	(in millions)
1/1/08 to 1/31/08	245,000	$40.56	$9.9	$116.6
2/1/08 to 2/29/08	—	—	—	116.6
3/1/08 to 3/31/08	—	—	—	116.6

Total	245,000		$9.9

(1)	On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to an additional $200 million worth of our common stock (the “Old Plan”). During the three months ended March 31, 2008, under the Old Plan we repurchased 245,000 shares of our stock for $9.9 million, at an average price of $40.56. On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to $250.0 million worth of our common stock (the “New Plan”). Under the New Plan we repurchased 1,150,000 shares of our stock for $42.7 million, at an average price of $37.12, through May 8, 2008.

(2)	As of the last day of the applicable month.
Item 6. Exhibits
     (a) Exhibits:

10.1	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and Lee A. Kennedy.

10.2	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and Jeffrey S. Carbiener.

10.3	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and Eric Swenson.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2008	Fidelity National Information Services, Inc.

	By:	/s/ Jeffrey S. Carbiener

Jeffrey S. Carbiener
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description
10.1	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and Lee A. Kennedy.

10.2	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and Jeffrey S. Carbiener.

10.3	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and Eric Swenson.

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey S. Carbiener, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.