Form 10-Q
period 2008-06-30
Fidelity National Information Services, Inc.
filed 2008-08-08
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐     NO ☑
     As of July 31, 2008, 189,719,809 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2008

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,035	$355,278
Settlement deposits	33,665	21,162
Trade receivables, net of allowance for doubtful accounts of $65.3 million and $53.4 million at June 30, 2008 and December 31, 2007, respectively	914,204	825,915
Settlement receivables	109,056	116,935
Other receivables	189,248	206,746
Receivable from FNF	8,727	14,907
Prepaid expenses and other current assets	155,187	168,454
Deferred income taxes	120,479	120,098

Total current assets	1,737,601	1,829,495

Property and equipment, net of accumulated depreciation of $365.8 million and $331.5 million at June 30, 2008 and December 31, 2007, respectively	394,496	392,508
Goodwill	5,337,592	5,326,831
Intangible assets, net of accumulated amortization of $693.9 million and $611.4 million at June 30, 2008 and December 31, 2007, respectively	1,007,613	1,030,582
Computer software, net of accumulated amortization of $401.6 million and $334.5 million at June 30, 2008 and December 31, 2007, respectively	825,929	775,151
Deferred contract costs	274,758	256,852
Investment in unconsolidated entities	28,136	30,491
Long term note receivable from FNF	5,859	6,154
Other noncurrent assets	166,461	146,519

Total assets	$9,778,445	$9,794,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$540,845	$606,179
Settlement payables	140,411	129,799
Current portion of long-term debt	297,129	272,014
Deferred revenues	243,717	246,222

Total current liabilities	1,222,102	1,254,214

Deferred revenues	130,349	111,884
Deferred income taxes	402,753	394,972
Long-term debt, excluding current portion	3,975,078	4,003,383
Other long-term liabilities	217,356	234,757

Total liabilities	5,947,638	5,999,210

Minority interest	75,290	14,194

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock $0.01 par value; 600 million shares authorized, 199.4 million and 199.0 million shares issued at June 30, 2008 and December 31, 2007, respectively	1,994	1,990
Additional paid in capital	3,068,804	3,038,203
Retained earnings	1,022,664	899,512
Accumulated other comprehensive earnings	86,099	53,389
Treasury stock, $0.01 par value, 9.8 million and 4.3 million shares at June 30, 2008 and December 31, 2007, respectively	(424,044)	(211,915)

Total stockholders’ equity	3,755,517	3,781,179

Total liabilities and stockholders’ equity	$9,778,445	$9,794,583

See accompanying notes to consolidated financial statements (unaudited).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three month periods		Six month periods
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Processing and services revenues, including $72.7 million and $69.2 million of revenues from related parties for the three month periods and $137.4 million and $130.6 million of revenues from related parties for the six month periods ended June 30, 2008 and 2007, respectively	$1,339,038	$1,125,034	$2,629,990	$2,196,474
Cost of revenues, including expense incurred to related parties of $8.4 million and $0.0 million for the three month periods and $17.0 million and $0.0 million for the six month periods ended June 30, 2008 and 2007, respectively	962,964	802,461	1,891,519	1,574,842

Gross profit	376,074	322,573	738,471	621,632

Selling, general, and administrative expenses, including expense incurred to (reimbursed from) related parties of $2.0 million and $(2.2) million for the three month periods and $4.3 million and $(2.3) million for the six month periods ended June 30, 2008 and 2007, respectively	175,384	119,616	338,935	232,698
Research and development costs	26,567	23,588	53,635	50,697

Operating income	174,123	179,369	345,901	338,237

Other income (expense):
Interest income	1,904	490	4,922	1,049
Interest expense	(62,800)	(42,969)	(125,248)	(115,084)
Gain on sale of Covansys stock	—	92,044	—	92,044
Other income, net	2,183	811	1,732	1,476

Total other (expense) income	(58,713)	50,376	(118,594)	(20,515)

Earnings before income taxes, equity in (losses) earnings of unconsolidated entities, minority interest, and discontinued operations	115,410	229,745	227,307	317,722
Provision for income taxes	40,867	84,580	81,822	117,309

Earnings before equity in (losses) earnings of unconsolidated entities, minority interest, and discontinued operations	74,543	145,165	145,485	200,413
Equity in (losses) earnings of unconsolidated entities	(317)	736	(2,274)	1,672
Minority interest	(716)	(286)	(838)	(110)

Net earnings from continuing operations	73,510	145,615	142,373	201,975
(Losses) earnings from discontinued operations, net of tax	(1,603)	2,389	34	5,532

Net earnings	$71,907	$148,004	$142,407	$207,507

Net earnings per share — basic from continuing operations	$0.38	$0.76	$0.74	$1.05
Net earnings per share — basic from discontinued operations	(0.01)	0.01	—	0.03

Net earnings per share — basic	$0.37	$0.77	$0.74	$1.08

Weighted average shares outstanding — basic	192,538	192,743	193,541	192,323

Net earnings per share — diluted from continuing operations	$0.38	$0.74	$0.73	$1.03
Net earnings per share — diluted from discontinued operations	(0.01)	0.01	—	0.03

Net earnings per share — diluted	$0.37	$0.75	$0.73	$1.06

Weighted average shares outstanding — diluted	194,448	196,977	195,493	196,395

Cash dividends paid per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements (unaudited).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In thousands)
(Unaudited)

	Three month periods		Six month periods
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Net earnings	$71,907	$148,004	$142,407	$207,507
Other comprehensive earnings (losses):
Unrealized gain on Covansys warrants, net of tax (1)	—	7,369	—	7,647
Unrealized gain (loss) on interest rate swaps, net of tax (2)	41,964	5,211	(6,419)	4,069
Unrealized loss on other investments, net of tax	(139)	(69)	(13)	(46)
Unrealized gain on foreign currency translation, net of tax (3)	15,798	15,913	39,142	19,770

Other comprehensive earnings	57,623	28,424	32,710	31,440

Comprehensive earnings	$129,530	$176,428	$175,117	$238,947

(1)	Net of income tax expense of $4.7 million for the three month period and $4.8 million for the six month period ended June 30, 2007, respectively.

(2)	Net of income tax expense (benefit) of $24.6 million and $3.2 million for the three month periods and $(3.8) million and $2.5 million for the six month periods ended June 30, 2008 and 2007, respectively.

(3)	Net of income tax expense of $3.2 million and $2.4 million for the three month periods and $2.5 million and $4.3 million for the six month periods ended June 30, 2008 and 2007, respectively.
See accompanying notes to consolidated financial statements (unaudited).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive			Total
	Common	Common	Paid In	Retained	Earnings	Treasury	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Stock	Equity
Balances, December 31, 2007	199,006	$1,990	$3,038,203	$899,512	$53,389	(4,336)	($211,915)	$3,781,179
Net Earnings	—	—	—	142,407	—	—	—	142,407
Issuance of restricted stock	364	4	(4)	—	—	—	—	—
Exercise of stock options	—	—	(12,494)	—	—	624	24,039	11,545
Tax benefit associated with exercise of stock options	—	—	932	—	—	—	—	932
Stock-based compensation	—	—	42,167	—	—	—	—	42,167
Cash dividends paid ($0.10 per share)	—	—	—	(19,255)	—	—	—	(19,255)
Purchases of treasury stock	—	—	—	—	—	(6,045)	(236,168)	(236,168)
Unrealized loss on investments and derivatives, net	—	—	—	—	(6,432)	—	—	(6,432)
Unrealized gain on foreign currency translation	—	—	—	—	39,142	—	—	39,142

Balances, June 30, 2008	199,370	$1,994	$3,068,804	$1,022,664	$86,099	(9,757)	($424,044)	$3,755,517

See accompanying notes to consolidated financial statements (unaudited).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six month periods
	ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$142,407	$207,507
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	244,517	224,504
Gain on sale of Covansys stock	—	(92,044)
Amortization of debt issue costs	2,859	28,436
Gain on sale of company assets	(1,040)	—
Stock-based compensation	42,167	17,240
Deferred income taxes	3,030	3,551
Income tax benefit from exercise of stock options	(932)	(11,161)
Equity in losses (earnings) of unconsolidated entities	2,274	(1,672)
Minority interest	838	664
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in trade receivables	(58,199)	(119,223)
Net increase in prepaid expenses and other assets	(6,714)	(45,890)
Net increase in deferred contract costs	(39,502)	(25,741)
Net increase in deferred revenue	15,696	4,389
Net (decrease) increase in accounts payable, accrued liabilities, and other liabilities	(104,569)	52,527

Net cash provided by operating activities	242,832	243,087

Cash flows from investing activities:
Additions to property and equipment	(43,896)	(60,202)
Additions to capitalized software	(111,750)	(93,808)
Cash received from sale of Covansys stock	—	136,338
Other investing activities	(4,665)	—
Net proceeds from sale of company assets	33,506	—
Acquisitions, net of cash acquired	(17,404)	(65,750)

Net cash used in investing activities	(144,209)	(83,422)

Cash flows from financing activities:
Borrowings	2,699,600	2,700,300
Debt service payments	(2,704,573)	(2,874,198)
Capitalized debt issuance costs	(13)	(12,577)
Income tax benefits from exercise of stock options	932	11,161
Stock options exercised	11,545	43,194
Treasury stock purchases	(236,168)	—
Dividends paid	(19,255)	(19,267)

Net cash used in financing activities	(247,932)	(151,387)

Effect of foreign currency exchange rates on cash	1,066	859
Net (decrease) increase in cash and cash equivalents	(148,243)	9,137
Cash and cash equivalents, beginning of period	355,278	211,753

Cash and cash equivalents, end of period	$207,035	$220,890

Cash paid for interest	$124,178	$92,208

Cash paid for taxes	$46,532	$55,455

See accompanying notes to consolidated financial statements (unaudited).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant”: (a) with respect to periods after the Certegy Merger described below, are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; and (b) with respect to periods up to and including the Certegy Merger, are to Fidelity National Information Services, Inc., a Delaware corporation that merged into Certegy in the Certegy Merger but was deemed the acquirer from an accounting perspective, as described below; all references to “Certegy” are to Certegy Inc., and its subsidiaries, with respect to periods prior to the Certegy Merger; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS (Note 5); all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of the Company’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
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
•	Transaction Processing Services. This segment focuses on serving the processing needs of financial institutions. Our primary software applications function as the underlying infrastructure of a financial institution’s core processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services, such as item processing and electronic funds transfer, that interact directly with the core processing applications, and applications that facilitate interactions between our financial institution customers and their clients such as online banking and bill payment services and fraud prevention and detection services. We offer these applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide point-of-sale check verification and guarantee services to retailers.

•	Lender Processing Services. This segment provides core mortgage processing, outsourced business processes, and information solutions primarily to national lenders and loan servicers. These processes include centralized, title agency and closing services offered to first mortgage, refinance, home equity and sub-prime lenders. This segment’s information solutions include appraisal and valuation services, real estate tax services and flood zone information. In addition, this segment provides default management services to national lenders and loan servicers, allowing customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. On July 2, 2008, we completed the spin-off of the majority of the Lender Processing Services segment into a separate publicly traded company, referred as Lender Processing Services, Inc. (“LPS, Inc.”) (Note 13).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Corporate overhead costs and other operations that are not included in our operating segments are included in Corporate and Other.
     On September 12, 2007, we completed the acquisition of eFunds Corporation (“eFunds”) (Note 5). The eFunds businesses have been integrated into our operations within the Transaction Processing Services segment.
     Certain reclassifications have been made in the 2007 consolidated financial statements to conform to the classifications used in 2008.
(2) Discontinued Operations
During the first quarter of 2008 and the third quarter of 2007, we discontinued certain operations in the Transaction Processing Services and Lender Processing Services segments, which are reported as discontinued operations in the consolidated statements of earnings for the three and six month periods ended June 30, 2008 and 2007, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). On July 2, 2008, we completed the spin-off of the Lender Processing Services segment into a separate publicly traded company, referred to as Lender Processing Services, Inc. (see Note 13- “Subsequent Events”). The results of operations for the Lender Processing Services segment continue to be included in net earnings from continuing operations in the consolidated statements of earnings for the three- and six-month periods ended June 30, 2008 and 2007, and in accordance with SFAS No. 144,will not be reflected as discontinued operations in the consolidated statements of earnings until we report results for the three- and nine-month periods ending September 30, 2008 and 2007.
     Certegy Gaming Services, Inc.
     On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million, realizing a pretax loss of $0.8 million, because its operations were not in line with our strategic plans. Certegy Game had revenues of $24.9 million during the three month period ended June 30, 2007 and $27.2 million and $49.5 million during the six month periods ended June 30, 2008 and 2007, respectively. Certegy Game had earnings (losses) before taxes of ($1.0) million during the three month period ended June 30, 2007 and $1.2 million (excluding the pretax loss) and ($1.2) million during the six month periods ended June 30, 2008 and 2007, respectively.
     FIS Credit Services, Inc.
     On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $1.6 million, because its operations were not in line with our strategic plans. Credit had revenues of $3.4 million during the three month period ended June 30, 2007 and $1.4 million and $7.3 million during the six month periods ended June 30, 2008 and 2007, respectively. Credit had losses before taxes of $0.4 million during the three month period ended June 30, 2007 and $0.3 million (excluding the realized gain) and $0.9 million during the six month periods ended June 30, 2008 and 2007, respectively.
     Homebuilders Financial Network, LLC
     During the six month period ended June 30, 2008, we exited the Homebuilders Financial Network, LLC (“HFN”) business due to the loss of a major customer. HFN had revenues of $0.2 million and $3.1 million during the three month periods and $1.4 million and $6.2 million during the six month periods ended June 30, 2008 and 2007, respectively. HFN had earnings (losses) before taxes of $0.7 million and $0.8 million during the three month periods and ($2.7) million and $1.5 million during the six month periods ended June 30, 2008 and 2007, respectively.
     Property Insight, LLC
     On August 31, 2007, we sold Property Insight, LLC (“Property Insight”) to FNF because its operations were not in line with our strategic plans. Property Insight had revenues of $19.7 million and $40.8 million, and earnings before taxes of $5.2 million and $10.7 million during the three and six month periods ended June 30, 2007, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(3) Related Party Transactions
     We have historically conducted business with FNF and its subsidiaries. A number of these business activities were based upon agreements between FNF and entities which have been a part of our Lender Processing Services segment. As part of the spin-off of the Lender Processing Services business, a number of these agreements have been amended and renegotiated by FNF, FIS and LPS, Inc. and became effective between these parties in the third quarter of 2008 when the spin-off occurred on July 2, 2008. A summary of the revenue producing agreements that were in effect through June 30, 2008 is as follows:
•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves FIS providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which range from July 2004 through September 2006 (thus effectively resulting in a minimum ten-year term and a rolling one-year term thereafter). Under these agreement, we earn commissions which, in aggregate, are equal to approximately 89% of the total title premium from title policies that we place with subsidiaries of FNF. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan. These agreements primarily related to the Lender Processing Services segment and will cease to be part of our reported results subsequent to the spin-off.

•	Agreement to provide data processing services. This agreement governs the revenues to be earned by us for providing IT support services and software, primarily infrastructure support and data center management, to FNF and its subsidiaries. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years. In connection with the spin-off this agreement will be amended so that certain of these services will be provided on revised terms and conditions.

•	Agreements to provide software development and services. These agreements govern the fee structure under which we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF. These agreements primarily related to the Lender Processing Services segment and will cease to be part of our reported results subsequent to the spin-off. In connection with the spin-off LPS, Inc., will enter into new agreements with FNF to provide these services.

•	Arrangements to provide other real estate related services. Under these arrangements we are paid for providing other real estate related services to FNF, which consist primarily of data, tax and title related services required by the title insurance operations. These agreements primarily related to the Lender Processing Services segment and will cease to be part of our reported results subsequent to the spin-off.
     A detail of FNF related party items included in revenues for the three and six month periods ending June 30, 2008 and 2007, is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Title agency commissions	$34.2	$36.2	$66.8	$68.4
Data processing services revenue	11.4	12.6	22.6	24.6
Software and services revenue	14.3	15.4	28.0	28.6
Other real-estate related services	12.8	5.0	20.0	9.0

Total revenues	$72.7	$69.2	$137.4	$130.6

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Further, we also entered into service agreements with FNF to provide certain services to us. A summary of these agreements in effect through June 30, 2008 is as follows:
•	Agreements by FNF to provide corporate services to us. Since November 9, 2006, these charges relate to certain activities performed or recorded by FNF on behalf of us. The pricing of these services is at cost for services which are either directly attributable to us, or in certain circumstances, an allocation of our share of the total costs incurred by FNF in providing such services based on estimates that FNF and we believe to be reasonable. Subsequent to the spin-off of the Lender Processing Services segment, we will have certain agreements to provide certain corporate services to LPS, Inc. for a period of time.
•	Licensing, leasing, cost sharing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF or its subsidiaries related to various miscellaneous licensing, leasing, and cost sharing agreements, as well as the payment of certain amounts by us to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services provided by FNF.
     On August 31, 2007, we completed the sale of Property Insight to FNF. The net earnings from Property Insight, including related party revenues and expenses, are classified as earnings from discontinued operations for the three and six month periods ended June 30, 2007. Property Insight’s related party revenues and expenses with FNF were $10.4 million and $0.8 million during the three month period and $23.1 million and $0.9 million during the six month period ended June 30, 2007, respectively. As a result of the transaction, during the three and six month periods ended June 30, 2008, we incurred related party expenses relating to our title agency operation’s access to Property Insight’s data subsequent to the sale, which are included in the table below.
     A detail of FNF related party items included in operating expenses (net of expense reimbursements) for the three and six month periods ending June 30, 2008 and 2007, is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Title plant expenses	$2.1	$—	$4.7	$—
Equipment leasing	6.3	—	12.3	—
Corporate services	0.4	0.6	0.8	1.5
Licensing, cost sharing, and other services	1.6	(2.8)	3.5	(3.8)

Total expenses	$10.4	$(2.2)	$21.3	$(2.3)

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
     We also provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF holds an approximate 32% equity interest. We recorded revenue relating to the Sedgwick arrangement of $9.7 million and $10.3 million during the three month periods and $19.4 million and $18.6 million during the six month periods ended June 30, 2008 and 2007, respectively.
     Other related party transactions:
     Merger with FNF Capital
     On October 26, 2006, we completed a merger with FNF Capital, Inc. (“FNF Capital”), a leasing subsidiary of Old FNF. We issued 279,000 shares of our common stock to Old FNF in exchange for a majority ownership in FNF Capital. The transaction was recorded at Old FNF’s historical basis in FNF Capital of approximately $2.3 million and we purchased the minority ownership shortly thereafter for $3.8 million in cash. Through the merger, we assumed a note payable to Old FNF of $13.9 million, and we recorded interest expense related to this note of $0.2 million and $0.4 million during the three and six month periods ended June 30, 2007, respectively. On September 30, 2007, we sold certain leasing assets of FNF Capital back to FNF for $15.0 million and FNF assumed the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
aforementioned note payable and other liabilities. We also recorded a $7.3 million note receivable from FNF relating to the transaction, and we recorded $0.1 million and $0.1 million of interest income related to this note during the three and six month periods ended June 30, 2008.
Investment by FNF in Fidelity National Real Estate Solutions, Inc.
     On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc. (“FNRES”), an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. As a result, since December 31, 2006, we no longer consolidate FNRES, but have recorded our remaining 39% interest as an equity investment in the amount of $28.1 million and $30.5 million as of June 30, 2008 and December 31, 2007, respectively. We recorded $0.4 million and $0.6 million for the three month periods and $2.4 million and $1.1 million for the six month periods ended June 30, 2008 and 2007, respectively in equity losses (net of tax), from our investment in FNRES. The equity investment in FNRES was transferred to LPS, Inc. in the spin-off transaction.
Transactions with ABN AMRO Real and Banco Bradesco S.A.
     We recorded revenues for card and item processing services of $28.3 million and $15.5 million for the three month periods and $42.8 million and $28.6 million for the six month periods ended June 30, 2008 and 2007, respectively, from ABN AMRO Real (“ABN”). We recorded card and item processing revenues of $23.8 million and $12.0 million for the three month periods and $44.6 million and $20.5 million for the six month periods ended June 30, 2008 and 2007, respectively, from Banco Bradesco (“Bradesco”). Both ABN and Bradesco are venture partners in our Brazilian card business.
     In March, 2006 we entered into an agreement with Banco Bradesco and Banco ABN AMRO Real (“banks”) to form a venture to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing business contracts and Brazilian card processing infrastructure and committed to make enhancements to our card processing system to meet the processing needs of the partner banks and their affiliates. The banks executed long-term, exclusive contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest in the venture. The conversion of the banks existing card portfolios would follow completion of the system enhancements required for each respective bank. The venture agreement had certain provisions allowing for the unwind of the venture if conversions were unsuccessful. These unwind rights terminated at the first conversion date, which occurred in the second quarter 2008. Due to the lapsing of the unwind rights in the second quarter 2008, we recorded a $63 million minority interest liability, representing the 49% interest in the venture owned by the banks, and an offsetting customer contract intangible asset. This intangible asset will be amortized over the contract term, which is ten years from final bank conversion. The final value to be assigned to customer intangible assets will be based on the fair value of the venture upon completion of the system enhancements and final bank conversions and may require adjustments; however, we do not believe such adjustments, if any, will have a material impact on our results of operations or financial condition. Final bank conversions are expected to be completed in the first half of 2009.
     We contributed approximately $113 million of total development costs to the venture through June 30, 2008. Costs in excess of $50 million are to be contractually shared by the parties 75% by us and 25% by the banks. We will also transfer additional consideration to the banks totaling approximately $105 million based on current exchange rates upon final conversion of their card portfolios.
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the three and six month periods ended June 30, 2008 and 2007 are computed in accordance with FASB Statement 128, Earnings per Share, using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes the net earnings per share, for the three and six month periods ending June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net earnings from continuing operations	$73,510	$145,615	$142,373	$201,975
Net earnings (losses) from discontinued operations	(1,603)	2,389	34	5,532

Net earnings	$71,907	$148,004	$142,407	$207,507

Weighted average shares outstanding — basic	192,538	192,743	193,541	192,323
Plus: Common stock equivalent shares assumed from conversion of options	1,910	4,234	1,952	4,072

Weighted average shares outstanding — diluted	194,448	196,977	195,493	196,395

Basic net earnings per share from continuing operations	$0.38	$0.76	$0.74	$1.05
Basic net earnings (losses) per share from discontinued operations	(0.01)	0.01	—	0.03

Basic net earnings per share	$0.37	$0.77	$0.74	$1.08

Diluted net earnings per share from continuing operations	$0.38	$0.74	$0.73	$1.03
Diluted net earnings (losses) per share from discontinued operations	(0.01)	0.01	—	0.03

Diluted net earnings per share	$0.37	$0.75	$0.73	$1.06

     Options to purchase approximately 9.4 million shares and 2.7 million shares of our common stock for the three month periods and 9.0 million shares and 3.8 million shares of our common stock for the six month periods ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(5) Acquisitions
     The results of operations and financial position of the entities acquired during the six month period ended June 30, 2008 and the year ended December 31, 2007 are included in the Consolidated Financial Statements from and after the date of acquisition.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The purchase price has been initially allocated to eFunds’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of September 12, 2007. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The initial purchase price allocation is as follows (in millions):

Cash	$99.3
Trade and other receivables	129.3
Land, buildings, and equipment	77.9
Other assets	17.1
Computer software	59.6
Intangible assets	175.2
Goodwill	1,542.4
Total liabilities assumed	(310.0)

Total purchase price	$1,790.8

     The allocation of the purchase price to intangible assets, including computer software and customer relationships, is based on valuations performed to determine the values of such assets as of the merger date.
     The following table summarizes the liabilities assumed in the eFunds Acquisition (in millions):

Notes payable and capital lease obligations	$103.2
Deferred income taxes	6.9
Estimated severance payments	41.6
Estimated employee relocation and facility closure costs	22.0
Other merger related costs	20.2
Other operating liabilities	116.1

Total liabilities assumed	$310.0

     We are currently evaluating the various employment agreements, lease agreements, vendor arrangements, and customer contracts of eFunds. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company. We believe the evaluations have been substantially completed as of June 30, 2008. If we determine that adjustments to the amounts recorded as of June 30, 2008 are necessary, we will record these adjustments during the 2008 third quarter, prior to the one year anniversary of the merger.
     In connection with the eFunds Acquisition, we also adopted eFunds’ stock option plans and registered approximately 2.2 million options and 0.2 million restricted stock units in replacement of similar outstanding awards held by eFunds employees. The amounts attributable to vested options are included as an adjustment to the purchase price, and the amounts attributable to unvested options and restricted stock units will be expensed over the remaining vesting period based on a valuation as of the date of closing. On March 31, 2008, as approved by the Compensation Committee of the Board of Directors, we accelerated the vesting of all stock awards held by eFunds employees. As a result we recorded $14.1 million in additional stock compensation expense for the six months ended June 30, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Pro Forma Results
     Selected unaudited pro forma results of operations for the three and six month periods ended June 30, 2008 and 2007, assuming the eFunds Acquisition had occurred as of January 1, 2007, and using actual general and administrative expenses prior to the acquisition and merger, are presented for comparative purposes below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total revenues	$1,339,038	$1,263,824	$2,629,990	$2,469,306
Net earnings from continuing operations	$73,510	$130,086	$142,373	$170,400
Pro forma earnings per share — basic from continuing operations	$0.38	$0.67	$0.74	$0.89
Pro forma earnings per share — diluted from continuing operations	$0.38	$0.66	$0.73	$0.87
Other acquisitions:
     The following transactions with acquisition prices between $10 million and $100 million were completed by us during the period from January 1, 2007 through June 30, 2008. Purchase prices reflected in the table are net of cash acquired:

Name of Company Acquired	Date Acquired	Purchase Price
Second Foundation, Inc.	February 15, 2007	$18.9 million
Espiel, Inc. and Financial Systems Integrators, Inc.	June 8, 2007	$43.3 million
McDash Analytics	May 15, 2008	$19.1 million
(6) Long-Term Debt
     Through the eFunds Acquisition on September 12, 2007, we assumed $100.0 million in long-term notes payable previously issued by eFunds (the “eFunds Notes”). On February 26, 2008, we redeemed the eFunds Notes for a total of $109.3 million, which included a make-whole premium of $9.3 million.
     As of June 30, 2008, we had entered into the following interest rate swap transactions converting a portion of our interest rate exposure on on our term loans from variable to fixed:

		Notional Amount	Bank Pays	FIS pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
April 11, 2007	April 11, 2010	$850.0	1 Month Libor	4.92%
October 11, 2007	October 11, 2009	1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%

		$2,100.0

(1)	2.46% as of June 30, 2008.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 1.00% as of June 30, 2008.
     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $51.0 million and $41.2 million, as of June 30, 2008 and December 31, 2007, respectively, which is included in the accompanying consolidated balance sheets in other long-term liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. During the three months ended June 30, 2008, we terminated the $750 million interest rate swap tied to the Term Loan B that

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
was retired subsequent to June 30, 2008, without any significant impact to our financial position or results of operations during the period as its fair value was approximately zero on the date of termination.
     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
(7) Income Taxes
     During 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the adoption, we had no change to reserves for uncertain tax positions. Interest and penalties on accrued but unpaid taxes are classified in the consolidated financial statements as income tax expense. Our unrecognized tax benefit decreased by $1.4 million and $7.1 million during the three and six month periods ended June 30, 2008, due to final and preliminary settlements with taxing authorities. As a result of the settlements, the total amount of accrued interest recognized in the consolidated balance sheets decreased $3.0 million during the six month period ended June 30, 2008.
(8) Commitments and Contingencies
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	We review these matters on an on-going basis and follow the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base decisions on our assessment of the ultimate outcome following all appeals.
     Grace & Digital Information Technology Co., Ltd.
     We and certain of our employees were named as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”). Grace was a sales agent engaged by Alltel Information Services, Inc. (“AIS”) in June of 2001. In March of 2002 (before AIS was acquired by us) Grace’s contract was terminated because it was no longer providing sales agent services. In May of 2004, Grace asserted a claim against us for unpaid sales commissions, and filed suit later that same year. The case was subsequently dismissed and re-filed in March of 2006. In the second filing, Grace alleged damages caused by breach of contract, violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and violation of the Foreign Corrupt Practices Act (“FCPA”). Grace’s FCPA and RICO allegations prompted inquiries by both the SEC and the U.S. Department of Justice. We vigorously defended Grace’s civil lawsuit, and in March of 2007 the court dismissed the RICO claims with prejudice and struck Grace’s FCPA allegations. The parties subsequently settled the remaining breach of contract claim at court-ordered mediation in April of 2007. The U.S. Department of Justice and SEC have now closed their investigations as to us with no action being taken against us.
      Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds and seven other non-related parties in the U.S. District Court for the Southern District of Florida. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants settled the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
case with the plaintiffs. That settlement was preliminarily approved by the court over the objection of a group of Texas drivers and motor vehicle record holders and is awaiting final approval. The objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas alleging similar violations of the DPPA. The Acxiom action is filed against eFunds subsidiary ChexSystems, Inc., while the Biometric suit is filed against Certegy Check Services, Inc., a separate subsidiary of the Company. ChexSystems filed a motion to dismiss or stay the action based upon the earlier settlement which was granted pending final approval of the settlement. The objectors have appealed the order granting the stay and that appeal is set for argument during the third quarter of 2008. The judge recused himself in the action against Certegy Check Services, Inc. because he was a potential member of the class. The lawsuit was reassigned to a new judge and Certegy filed a motion to dismiss. Certegy believes both the DPPA and Texas law allow it to obtain motor vehicle records for the purposes outlined in its contract with the State of Texas, but the Court has not yet ruled on this issue.
     Employee Data Theft
     On July 3, 2007, we announced that a database administrator had misappropriated consumer information. To date, we have seen no evidence of the stolen information being used for anything other than marketing purposes. Nevertheless, multiple putative class action lawsuits were filed against us seeking monetary damages. Those class actions were settled in January of 2008. The Court preliminarily approved the settlement in March of 2008. Notice of the settlement was mailed to class members during the second quarter of 2008. A motion seeking final approval of the settlement from the court is scheduled for hearing during the third quarter of 2008.
(9) Defined Benefit Plans
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
     The Company recorded total benefit costs relating to these plans of $0.8 million and $0.8 million for the three month periods and $1.6 million and $1.5 million for the six month periods ended June 30, 2008 and 2007, respectively.
(10) Stock Option Plans
     On March 31, 2008, as approved by the Compensation Committee of the Board of Directors, we accelerated the vesting of all stock awards held by eFunds employees and recorded $14.1 million in additional stock compensation expense. Also, during the second quarter of 2008, we recorded charges of $2.6 million relating to the acceleration of certain executive unvested stock awards upon termination. In total, we provided for stock compensation expense of $15.8 million and $8.8 million for the three month periods and $42.2 million and $17.2 million for the six month periods ended June 30, 2008 and 2007, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of earnings.
(11) Share Repurchase Program
     On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to $250.0 million of our common stock. Under the plan we had repurchased 5.8 million shares of our stock for $226.2 million, at an average price of $38.97, through June 30, 2008. During the period ended June 30, 2008, we also repurchased an additional 0.2 million shares of our stock for $10.0 million at an average price of $40.56 under the old share repurchase plan, for a total of 6.0 million shares for $236.2 million at an average price of $39.04.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(12) Segment Information
     Our operating segments are Transaction Processing Services and Lender Processing Services. This structure reflects how the businesses are operated and managed. The primary components of the Transaction Processing Services segment, which includes Certegy’s Card and Check Services, financial institution processing and the operations acquired from eFunds, are Enterprise Solutions, Integrated Financial Solutions and International businesses. The primary components of the Lender Processing Services segment are Mortgage Processing, which includes mortgage lender processing, and Mortgage Information Services, which includes Lender Services, Default Management, and Information Services. On July 2, 2008, we completed the spin-off of the Lender Processing Services segment into a separate publicly traded company, referred to as Lender Processing Services, Inc. (see Note 13- “Subsequent Events”).
     Summarized financial information concerning our segments is shown in the following tables.
     As of and for the three month period ended June 30, 2008 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$867,231	$471,757	$50	$1,339,038
Cost of revenues	665,660	297,304	—	962,964

Gross profit	201,571	174,453	50	376,074
Selling, general and administrative expenses	66,208	53,161	56,015	175,384
Research and development costs	19,357	7,210	—	26,567

Operating income	$116,006	$114,082	$(55,965)	$174,123

Depreciation and amortization	$87,587	$28,937	$3,759	$120,283

Capital expenditures	$39,696	$22,071	$4,331	$66,098

Total assets	$7,425,003	$2,039,438	$314,004	$9,778,445

Goodwill	$4,250,986	$1,086,606	$—	$5,337,592

     As of and for the three month period ended June 30, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$684,811	$436,202	$4,021	$1,125,034
Cost of revenues	527,005	275,456	—	802,461

Gross profit	157,806	160,746	4,021	322,573
Selling, general and administrative expenses	43,729	44,216	31,671	119,616
Research and development costs	14,905	8,683	—	23,588

Operating income	$99,172	$107,847	$(27,650)	$179,369

Depreciation and amortization	$72,402	$33,079	$6,698	$112,179

Capital expenditures	$50,279	$22,039	$7,196	$79,514

Total assets	$5,281,646	$2,020,792	$492,778	$7,795,216

Goodwill	$2,687,329	$1,091,266	$2,772	$3,781,367

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the six month period ended June 30, 2008 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,694,030	$935,870	$90	$2,629,990
Cost of revenues	1,299,924	591,595	—	1,891,519

Gross profit	394,106	344,275	90	738,471
Selling, general and administrative expenses	131,384	99,045	108,506	338,935
Research and development costs	38,837	14,798	—	53,635

Operating income	$223,885	$230,432	$(108,416)	$345,901

Depreciation and amortization	$175,183	$60,313	$7,525	$243,021

Capital expenditures	$112,202	$38,645	$3,809	$154,656

     As of and for the six month period ended June 30, 2007 (in thousands):

	Transaction	Lender
	Processing	Processing	Corporate
	Services	Services	and Other	Total
Processing and services revenues	$1,340,761	$848,560	$7,153	$2,196,474
Cost of revenues	1,034,492	540,350	—	1,574,842

Gross profit	306,269	308,210	7,153	621,632
Selling, general and administrative expenses	84,615	86,924	61,159	232,698
Research and development costs	32,423	18,274	—	50,697

Operating income	$189,231	$203,012	$(54,006)	$338,237

Depreciation and amortization	$142,220	$66,069	$12,786	$221,075

Capital expenditures	$93,761	$47,465	$11,379	$152,605

Transaction Processing Services
     The Transaction Processing Services segment focuses on serving the processing and risk management needs of financial institutions and retailers. Our primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between our financial institution customers and their clients. We offer applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide risk management services to retailers and financial institutions. Included in this segment were sales to non-U.S. based customers of $217.8 million and $153.0 million in the three month periods and $404.3 million and $292.4 million in the six month periods ended June 30, 2008 and 2007, respectively.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(13) Subsequent Events
     On July 2, 2008 (the “spin-off date”), all of the shares of the common stock, par value $0.0001 per share (the “Common Stock”), of LPS, Inc., were distributed to FIS shareholders through a stock dividend (the “spin-off”). At the time of the distribution, LPS Inc. consisted of substantially all the assets, liabilities, businesses and employees related to FIS’s Lender Processing Services segment as of the spin-off date. In the spin-off, FIS contributed to LPS, Inc. all of its interest in such assets, liabilities, businesses and employees in exchange for shares of the Common Stock and $1,585.0 million aggregate principal amount of LPS Inc. debt obligations (the “Debt Obligations”). Immediately following the LPS, Inc. spin-off, FIS retired the $1,585.0 Term Loan B. Upon the distribution, FIS shareholders received one-half share of the Common Stock of LPS Inc., for every share of FIS common stock held as of the close of business on June 24, 2008. Such shareholders of FIS collectively received 100% of the Common Stock of LPS Inc., which is now a stand-alone public company trading under the symbol “LPS” on the New York Stock Exchange. Further, concurrent with the spin-off, we exchanged the $1,585.0 million principal amount of LPS, Inc. debt obligations we received for all of the outstanding Term Loan B under our credit facilities, following which we retired the latter debt.
The following unaudited pro forma condensed financial statements present the historical financial statements of FIS, with adjustments relating to our spin-off of 100% of the common stock of LPS Inc. These statements also reflect our retirement of $1,585.0 million in debt in connection with the spin-off and related adjustments to interest expense related to the debt retirement, and the related reduction in equity. The unaudited pro forma condensed balance sheet as of June 30, 2008 is presented as if the spin-off had been completed on June 30, 2008. The unaudited pro forma combined statements of continuing operations for the six month period ended June 30, 2008 are presented as though the spin-off had been completed on January 1, 2008. The pro forma information is not necessarily indicative of the results that would have resulted had the spin-off occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. The pro forma information is as follows:

	As of June 30, 2008
			Pro forma
	FIS	LPS	adjustments relating		FIS
	historical	historical	to LPS spin-off	Note	pro forma
		(In thousands)
Assets:
Total current assets	$1,737,601	$440,918	$—		$1,296,683
Goodwill, net	5,337,592	1,086,606	—		4,250,986
Other intangible assets, net	1,007,613	103,347	—		904,266
Other non-current assets	1,695,639	354,869	12,371	(1)	1,328,399

Total assets	$9,778,445	$1,985,740	$12,371		$7,780,334

Liabilities:
Current portion of long-term debt	$297,129	$—	$16,000	(2)	$281,129
Other current liabilities	924,973	192,533	—		732,440
Long-term debt	3,975,078	194	1,569,000	(2)	2,405,884
Other long-term liabilities	750,458	107,739	—		642,719

Total liabilities	5,947,638	300,466	1,585,000		4,062,172

Minority interest	75,290	10,773	—		64,517

Stockholders’ equity	3,755,517	1,674,501	(1,572,629)	(2) (3)	3,653,645

Total liabilities and stockholders’ equity	$9,778,445	$1,985,740	$12,371		$7,780,334

(1)	This amount represents the write-off of debt issuance costs related to FIS’s Term Loan B which was retired by us in connection with the spin-off. The amount represents the share of debt issuance costs attributable to $1,585.0 million of Term Loan B.

(2)	These amounts represent the retirement of FIS’s Term Loan B which was retired by us in connection with the spin-off as if the transaction occurred on June 30, 2008, at which time the balance of the Term Loan B was $1,585.0 million, reflected as $1,569.0 million of long-term debt and $16.0 million of current portion of long-term debt.

(3)	These amounts represent the disposition of our net investments in LPS, following its exchange of $1,585.0 million of debt with us and the subsequent retirement of our Term Loan B and the reclassification of our parent’s equity into additional paid in capital subsequent to our retirement of the Term Loan B and the consummation of the spin-off as if it occurred on June 30, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	For the Six Month Period Ended June 30, 2008
		LPS
	FIS	Discontinued	FIS
	historical	Operations	pro forma
	(In thousands except for per share data)
Processing and services revenues	$2,629,990	$913,114	$1,716,876
Cost of revenue	1,891,519	569,219	1,322,300

Gross profit	738,471	343,895	394,576

Selling, general and administrative expenses	338,935	100,520	238,415
Research and development costs	53,635	15,995	37,640

Operating income	345,901	227,380	118,521

Other income (expense):
Interest income	4,922	527	4,395
Interest expense	(125,248)	(41,230)	(84,018)
Other income (expense), net	1,732	(51)	1,783

Total other income (expense)	(118,594)	(40,754)	(77,840)

Earnings before income taxes, equity in earnings of unconsolidated entities, and minority interest	227,307	186,626	40,681
Provision for income taxes	81,822	72,412	9,410

Earnings before equity in earnings of unconsolidated entities and minority interest	145,485	114,214	31,271
Equity in loss of unconsolidated entities	(2,274)	(2,117)	(157)
Minority interest expense	(838)	(722)	(116)

Net earnings from continuing operations	$142,373	$111,375	$30,998

Net income per share basic from continuing operations	$0.74		$0.16

Pro forma weighted average shares basic	193,541		193,541

Net income per share diluted from continuing operations	$0.73		$0.16

Pro forma weighted average shares diluted	195,493		195,493

     Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant”: (a) with respect to periods after the Certegy Merger described below, are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; and (b) with respect to periods up to and including the Certegy Merger, are to Fidelity National Information Services, Inc., a Delaware corporation that merged into Certegy in the Certegy Merger but was deemed the acquirer from an accounting perspective, as described below; all references to “Certegy” are to Certegy Inc., and its subsidiaries, with respect to periods prior to the Certegy Merger; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS (Note 5); all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of the Company’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: risks associated with the spin-off of the Lender Processing Services (LPS) segment by FIS, including whether the spin-off will not be beneficial, as a result of unexpected dis-synergies resulting from the separation or unfavorable reaction from customers, rating agencies or other constituencies; changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries; failures to adapt our services to changes in technology or in the marketplace; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; the possibility that our acquisition of eFunds may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
Overview
     We are one of the largest global providers of processing services to financial institutions, serving customers in over 80 countries throughout the world. We are among the market leaders in core processing, card issuing services, check point-of-sale verification and guarantee, mortgage processing, and certain other lender processing services in the U.S. We offer a diversified service mix, and benefit from the opportunity to cross-sell multiple services across our broad customer base. We had two reporting segments at June 30, 2008, Transaction Processing Services and Lender Processing Services, which produced approximately 65% and 35% of our revenues for the three month periods and 64% and 36% of our revenues for the six month periods ended June 30, 2008.
•	Transaction Processing Services. This segment focuses on serving the processing needs of financial institutions. Our primary software applications function as the underlying infrastructure of a financial institution’s core processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services, such as item processing and electronic funds transfer that interact directly with the core processing applications, and applications that facilitate interactions between our

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
On July 2, 2008 (the “spin-off date”), all of the shares of the common stock, par value $0.0001 per share (the “Common Stock”), of, LPS, Inc., a Delaware corporation, previously a wholly-owned subsidiary of FIS, were distributed to FIS shareholders through a stock dividend (the “spin-off”). At the time of the distribution, LPS, Inc. consisted of substantially all the assets, liabilities, businesses and employees related to FIS’s Lender Processing Services segment as of the spin-off date. In the spin-off, FIS contributed to LPS, Inc., all of its interest in such assets, liabilities, businesses and employees in exchange for shares of the Common Stock and $1,585.0 million aggregate principal amount of LPS, Inc., debt obligations (the “Debt Obligations”). Immediately following the LPS, Inc. spin-off, FIS retired the $1,585.0 Term Loan B. Upon the distribution, FIS shareholders received one-half share of the Common Stock of LPS, Inc., for every share of the FIS common stock held as of the close of business on June 24, 2008. Such shareholders of FIS collectively received 100% of the Common Stock of LPS, Inc. which as of July 2, 2008 became a stand-alone public company trading under the symbol “LPS” on the New York Stock Exchange. Further, concurrent with the spin-off, we exchanged the $1,585.0 million principal amount of LPS, Inc. debt obligations we received for all of the outstanding Term Loan B under our credit facilities, following which we retired the latter debt.
     Corporate overhead costs and other operations that are not included in our operating segments are included in Corporate and Other.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Form 10-K was filed on February 29, 2008.
Transactions with Related Parties
     We have historically conducted business with FNF and its subsidiaries, and other related parties. See Note 3 to the notes to the consolidated financial statements for a detailed description of all the related party transactions.
Discontinued Operations
     During the first six months of 2008 and the third quarter of 2007, we discontinued certain operations in the Transaction Processing Services and Lender Processing Services segments, which are reported as discontinued operations in the consolidated statements of earnings for the three and six month periods ended June 30, 2008 and 2007, in accordance with SFAS No. 144. See Note 2 to the Notes to Consolidated Financial Statements for a detailed description of discontinued operations.
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

Comparisons of three and six month periods ended June 30, 2008 and 2007
Consolidated Results of Operations
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Processing and services revenues	$1,339,038	$1,125,034	$2,629,990	$2,196,474
Cost of revenues	962,964	802,461	1,891,519	1,574,842

Gross profit	376,074	322,573	738,471	621,632

Selling, general, and administrative expenses	175,384	119,616	338,935	232,698
Research and development costs	26,567	23,588	53,635	50,697

Operating income	174,123	179,369	345,901	338,237

Other income (expense):
Interest income	1,904	490	4,922	1,049
Interest expense	(62,800)	(42,969)	(125,248)	(115,084)
Gain on sale of Covansys stock	—	92,044	—	92,044
Other income, net	2,183	811	1,732	1,476

Total other income (expense)	(58,713)	50,376	(118,594)	(20,515)

Earnings before income taxes, equity in (losses) earnings of unconsolidated entities, minority interest, and discontinued operations	115,410	229,745	227,307	317,722
Provision for income taxes	40,867	84,580	81,822	117,309

Earnings before equity in (losses) earnings of unconsolidated entities, minority interest, and discontinued operations	74,543	145,165	145,485	200,413
Equity in (losses) earnings of unconsolidated entities	(317)	736	(2,274)	1,672
Minority interest (expense) income	(716)	(286)	(838)	(110)

Net earnings from continuing operations	73,510	145,615	142,373	201,975
(Lossess) earnings from discontinued operations, net of tax	(1,603)	2,389	34	5,532

Net earnings	$71,907	$148,004	$142,407	$207,507

Net earnings per share — basic from continuing operations	$0.38	$0.76	$0.74	$1.05
Net earnings per share — basic from discontinued operations	(0.01)	0.01	—	0.03

Net earnings per share — basic	$0.37	$0.77	$0.74	$1.08

Weighted average shares outstanding — basic	192,538	192,743	193,541	192,323

Net earnings per share — diluted from continuing operations	$0.38	$0.74	$0.73	$1.03
Net earnings per share — diluted from discontinued operations	(0.01)	0.01	—	0.03

Net earnings per share — diluted	$0.37	$0.75	$0.73	$1.06

Weighted average shares outstanding — diluted	194,448	196,977	195,493	196,395

     Processing and Services Revenues
     Processing and services revenues totaled $1.3 billion and $1.1 billion for the three month periods and $2.6 billion and $2.2 billion for the six month periods ended June 30, 2008 and 2007, respectively, representing an increase of $214.0 million or 19.0% in the three month period and $433.5 million or 19.7%, in the six month period ended June 30, 2008. The increase in revenue for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 is primarily due to the inclusion of eFunds in 2008, as well as organic growth. The eFunds Acquisition contributed approximately $137.2 million to the overall increase in revenues for the three months ended June 30, 2008. Excluding the impact of the eFunds Acquisition, consolidated revenue growth was $76.8 million, or 6.8%, with the Transaction Processing Services segment experiencing growth in the International revenue channel of $49.1 million, or 34.2%, and the Integrated Financial Solutions revenue channel of $13.5 million, or 4.5%, partially offset by a reduction in the Enterprise Solutions revenue channel of $17.8 million, or 7.3% for the three months ended June 30, 2008. Growth in the Lender Processing Services segment of $35.6 million, or 8.2%, was driven primarily by increased demand and market share gains in our Information Services revenue channel, partially offset by a decrease of $8.7 million, or 9.3%, in our Mortgage Information revenue channel for the three months ended June 30, 2008. The increase in revenue for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, is primarily due to the inclusion of eFunds in 2008, as well as organic growth. The eFunds Acquisition contributed approximately $278.5 million to the overall increase in revenues for the six months ended June 30, 2008. Excluding the impact of the eFunds Acquisition, consolidated revenue growth was $155.0 million, or 7.1%, with the Transaction Processing Services segment experiencing growth in the International revenue channel of $72.6 million, or 25.8%, and the Integrated Financial Solutions revenue channel of $27.3 million, or 4.7%, partially offset by a reduction in the Enterprise Solutions revenue channel of $25.7 million, or 5.4% for the six months ended June 30, 2008. Growth in the Lender Processing Services segment of $87.3 million, or 10.3%, was driven primarily by increased demand and market share gains in our Information Services revenue channel, partially offset by a decrease of $15.5 million, or 8.4%, in our Mortgage Information revenue channel for the six months ended June 30, 2008.
     Cost of Revenues
     Cost of revenues totaled $963.0 million and $802.5 million for the three month periods and $1.9 billion and $1.6 billion for the six month periods ended June 30, 2008 and 2007, respectively, representing an increase of $160.5 million or 20.0% in the three month period and $316.7 million or 20.1%, in the six month period ended June 30, 2008. Consistent with the change in revenues, the increase in cost of revenues in the three and six month periods ended June 30, 2008 as compared to the three and six month periods ended June 30, 2007 was driven primarily by the eFunds Acquisition, as well as by organic growth in both segments.
     Gross Profit
     Gross profit as a percentage of revenues (“gross profit margin”) was approximately 28.1% and 28.7% for the three month periods and 28.1% and 28.3% for the six month periods ended June 30, 2008 and 2007, respectively. The decrease in gross profit margin is primarily attributable to revenue growth in lower margin businesses.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $175.4 million and $119.6 million for the three month periods and $338.9 million and $232.7 million for the six month periods ended June 30, 2008 and 2007, respectively. The increase in selling, general and administrative expenses for the three month periods ended June 30, 2008 as compared to 2007 primarily relates to the incremental costs from eFunds, an increase in stock compensation expense of $7.0 million, including charges of $2.6 million relating to the acceleration of certain executive unvested stock awards upon termination, $5.6 million of restructuring charges associated with the spin-off of Lender Processing Services, Inc, $15.5 million in personnel related charges for severance, retention and relocation and other integration charges of $13.4 million. The six month period ended June 30, 2008, also included increases in stock compensation expense of $24.9 million, including charges of $14.1 million for the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition and $2.8 million of additional restructuring charges associated with the spin-off of LPS, Inc.
     Research and Development Costs
     Research and development costs totaled $26.6 million and $23.6 million for the three month periods and $53.6 million and $50.7 million for the six month periods ended June 30, 2008 and 2007.
     Operating Income
     Operating income totaled $174.1 million and $179.4 million for the three month periods and $345.9 million and $338.2 million for the six month periods ended June 30, 2008 and 2007, respectively. Operating income as a percentage of revenue (“operating margin”) was 13.0% and 15.9% for the three month periods and 13.2% and 15.4% for the six month periods ended June 30, 2008 and 2007, respectively, reflecting the increase in selling, general and administrative expenses, stock compensation charges and LPS spin-off costs and restructuring charges noted previously.

     Interest Expense
     Interest expense totaled $62.8 million and $43.0 million for the three month periods and $125.2 million and $115.1 million for the six month periods ended June 30, 2008 and 2007, respectively. The increase in the three and six month period is due to the higher average outstanding long-term debt balance, primarily relating to borrowings to fund the eFunds Acquisition, partially offset by a decrease in key interest rates. The six months ended June 30, 2007 also included a $27.2 million charge to record the write-off of capitalized debt issuance costs due to the refinancing of our prior credit facility.
     Income Tax Expense
     Income tax expense totaled $40.9 million and $84.6 million for the three month periods and $81.8 million and $117.3 million for the six month periods ended June 30, 2008 and 2007, respectively. This resulted in an effective tax rate of 35.4% and 36.0% for the three and six month periods ended June 30, 2008, respectively and 36.8% and 36.9% for the three and six month periods ended June 30, 2007, respectively. The decrease in the effective tax rate is primarily due to a higher proportion of foreign source income taxed at the lower statutory rates in the current year.
     Net Earnings
     Net earnings from continuing operations totaled $73.5 million and $145.6 million for the three month periods and $142.4 million and $202.0 million for the six month periods ended June 30, 2008 and 2007, respectively, or $0.38 and $0.74 per diluted share for the three month periods and $0.73 and $1.03 per diluted share for the six month periods ending June 30, 2008 and 2007, respectively. Included in net earnings for the six month periods ended June 30, 2007 is an after tax gain of $58.0 million, or $0.30 per diluted share from the sale of Covansys stock.

Segment Results of Operations
Transaction Processing Services
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	Unaudited		Unaudited
Processing and services revenues	$867,231	$684,811	$1,694,030	$1,340,761
Cost of revenues	665,660	527,005	1,299,924	1,034,492

Gross profit	201,571	157,806	394,106	306,269
Selling, general and administrative expenses	66,208	43,729	131,384	84,615
Research and development costs	19,357	14,905	38,837	32,423

Operating income	$116,006	$99,172	$223,885	$189,231

     Revenues for the Transaction Processing Services segment are derived from three main revenue channels: Enterprise Solutions, Integrated Financial Solutions and International. Revenues from Transaction Processing Services totaled $867.2 million and $684.8 million for the three month periods and $1.7 billion and $1.3 billion for the six month periods ended June 30, 2008 and 2007, respectively. The overall segment increase of $182.4 million in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, or 26.6%, was partially attributable to the three months of incremental revenues from eFunds, which contributed approximately $137.2 million to the increase. Excluding the impact of eFunds, the segment growth is a result of organic growth in International and Integrated Financial Solutions, driven primarily by our payment services businesses, including our card operation in Brazil. Enterprise Solutions revenues declined due to lower implementation services coupled with lower check volumes in the check risk management business.
     Cost of revenues totaled $665.7 million and $527.0 million for the three month periods and $1.3 billion and $1.0 billion for the six month periods ended June 30, 2008 and 2007, respectively. The overall segment increase of $138.7 million, or 26.3%, is primarily the result of incremental costs from eFunds, as well as costs associated with organic growth in International and Integrated Financial Solutions.
     Selling, general and administrative expenses totaled $66.2 million and $43.7 million for the three month periods and $131.4 million and $84.6 million for the six month periods ended June 30, 2008 and 2007, respectively. The increase in the 2008 period is primarily the result of incremental costs from eFunds, including some duplicative costs as we continue to work towards achieving synergies related to the eFunds acquisition and other integration related charges of approximately $12.5 million.
     Research and development costs totaled $19.4 million and $14.9 million for the three month periods and $38.8 million and $32.4 million for the six month periods ended June 30, 2008 and 2007, respectively.
     Operating income totaled $116.0 million and $99.2 million for the three month periods and $223.9 million and $189.2 million for the six month periods ended June 30, 2008 and 2007, respectively. Operating margin was approximately 13.4% and 14.5% for the three month periods and 13.2% and 14.1% for the six month periods ended June 30, 2008 and 2007, respectively, reflecting the impact of increased selling, general and administrative expenses driven by the eFunds Acquisition.

Lender Processing Services
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	Unaudited		Unaudited
Processing and services revenues	$471,757	$436,202	$935,870	$848,560
Cost of revenues	297,304	275,456	591,595	540,350

Gross profit	174,453	160,746	344,275	308,210
Selling, general and administrative expenses	53,161	44,216	99,045	86,924
Research and development costs	7,210	8,683	14,798	18,274

Operating income	$114,082	$107,847	$230,432	$203,012

     Revenues for the Lender Processing Services segment totaled $471.8 million and $436.2 million for the three month periods and $935.9 million and $848.6 million for the six month periods ended June 30, 2008 and 2007, respectively. Growth in Lender Processing Services of $35.6 million, or 8.2%, was driven primarily by market share gains and increased levels of mortgage defaults resulting in growth in default services, which more than offset declines in our tax and tax deferred property exchange businesses.
     Cost of revenues totaled $297.3 million and $275.5 million for the three month periods and $591.6 million and $540.4 million for the six month periods ended June 30, 2008 and 2007, respectively. The overall segment increase of $21.8 million, or 7.9% for the three month periods ended June 30, 2008 and 2007, is primarily due to increasing revenues.
     Selling, general and administrative expenses totaled $53.2 million and $44.2 million for the three month periods and $99.0 million and $86.9 million for the six month periods ended June 30, 2008 and 2007, respectively. The increase in the 2008 period is primarily attributable to increased labor costs, including sales and customer service.
     Research and development costs totaled $7.2 million and $8.7 million for the three month periods and $14.8 million and $18.3 million for the six month periods ended June 30, 2008 and 2007, respectively.
     Operating income totaled $114.1 million and $107.8 million for the three month periods and $230.4 million and $203.0 million for the six month periods ended June 30, 2008 and 2007, respectively. Operating margin was approximately 24.2% and 24.7% for the three month periods and 24.6% and 23.9% for the six month periods ended June 30, 2008 and 2007, respectively.
     Corporate and Other
     Corporate overhead costs and other operations that are not included in our operating segments are included in Corporate and Other. Selling, general and administrative expenses were $56.0 million and $31.7 million for the three month periods and $108.5 million and $61.2 million for the six month periods ended June 30, 2008 and 2007, respectively. The increase in selling, general and administrative expenses is primarily due to an increase in stock compensation expense of $7.0 million and $24.9 million during the three and six month periods ended June 30, 2008, respectively, increases in incentive compensation, incremental general and administrative costs from eFunds and other integration related charges of approximately $8.6 million during the three months ended June 30, 2008. Stock compensation expenses for the three month period ended June 30, 2008, included charges of $2.6 million relating to the acceleration of certain executive unvested stock awards upon termination and the six month period ended June 30, 2008, also included charges of $14.1 million related to the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition. Corporate expenses also increased due to the inclusion of approximately $5.6 million and $8.4 million of costs associated with the spin-off of Lender Processing Services, Inc. during the three and six month periods ended June 30, 2008, respectively.

Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At June 30, 2008, we had cash on hand of $207.0 million and debt of approximately $4.3 billion, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.
     We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid June 27, 2008 to shareholders of record as of the close of business on June 13, 2008.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to an additional $200 million worth of our common stock (the “Old Plan”). During the six months ended June 30, 2008, under the Old Plan we repurchased 0.2 million shares of our stock for $10.0 million, at an average price of $40.56. On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to $250.0 million worth of our common stock (the “New Plan”). Under the New Plan we repurchased 5.8 million shares of our stock for $226.2 million, at an average price of $38.97 during the six months ended June 30, 2008.
Cash Flows from Operations
     Cash flows from operations were $242.8 million and $243.1 million for the six month periods ending June 30, 2008 and 2007, respectively. Cash flow from operations includes a $0.9 million and $11.2 million reduction in taxes payable due to stock option exercises during the six months ended June 30, 2008 and 2007, respectively.
Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $155.6 million and $154.0 million on capital expenditures during the six month periods ended June 30, 2008 and 2007, primarily on equipment, purchased software and internally developed software.
Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, we repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date (the “Maturity Date”). The Revolving

Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by us. On July 30, 2007, we, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, an increase from the foregoing $600 million. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds Acquisition, and pay related fees and expenses. On July 2, 2008, FIS completed the spin-off of the majority of the lender processing services segment into a separate publicly traded company, referred as LPS Inc. In conjunction with the spin-off, FIS immediately retired the outstanding $1,585.0 million principal balance of the Term Loan B. Debt issuance costs of $23.1 million are capitalized as of June 30, 2008, including $12.4 million relating to the Term Loan B. The $12.4 million Term Loan B debt issuance costs were written-off subsequent to June 30, 2008, in conjunction with the spin-off of LPS, Inc., and retirement of the Term Loan B.
     As of June 30, 2008 and December 31, 2007, the Term Loan A balance was $2,021.3 million and $2,047.5 million, respectively, the Term Loan B balance was $1,585.0 million and $1,596.0 million, respectively, and a total of $443.0 million (net of card settlement funding of $72.0 million), and $308.0 million, respectively, was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors pledged certain equity interests we and they held in other entities (including certain of our direct and indirect subsidiaries) as collateral security for the obligations under the credit facility and the guarantee. The pledge also serves to equally and ratably secure our obligations under our outstanding 4.75% notes due 2008, discussed below.
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
     In addition to the scheduled principal payments, the Term Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from a percentage of excess cash flow (as defined in the Credit Agreement) between zero and fifty percent commencing with the cash flow for the year ended December 31, 2008. Voluntary prepayments of the Loan is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
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
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, a prohibition on the payment of dividends and other restricted payments if an event of default has occurred and is continuing or would result therefrom, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the Loans. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $150 million or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity. We were in compliance with all covenants related to the Credit Agreement at June 30, 2008.
     Both the Credit Agreement and the 4.75% notes referred to below are equally and ratably secured by a pledge of equity interests in our subsidiaries, subject to certain exceptions for subsidiaries not required to be pledged. As of June 30, 2008, the shares of subsidiaries representing less than 10% of our net assets were subject to such pledge.
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
     As of June 30, 2008, we had entered into the following interest rate swap transactions converting a portion of our interest rate exposure on the Term Loans from variable to fixed:

		Notional Amount	Bank Pays	FIS pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
April 11, 2007	April 11, 2010	$850.0	1 Month Libor	4.92%
October 11, 2007	October 11, 2009	1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%

		$2,100.0

(1)	2.46% as of June 30, 2008.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 1.00%, the Term Loan B of 1.75% and the Revolving Loan of 0.80% (plus a facility fee of 0.20%) as of June 30, 2008.
     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $51.0 million and $41.2 million, as of June 30, 2008 and December 31, 2007, respectively, which is included in the accompanying consolidated balance sheets in long-term liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. During the three months ended June 30, 2008, we terminated the $750 million interest rate swap tied to the Term Loan B that was retired subsequent to June 30, 2008, without any significant impact to our financial position or results of operations during the period as its fair value was approximately zero on the date of termination.
     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

Contractual Obligations
     FIS’s long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’s significant contractual obligations and commitments as of June 30, 2008 (in thousands):

	Remainder
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt (A)	$243,207	$106,000	$210,000	$157,500	$1,970,500	$—	$2,687,207
Interest	70,906	129,871	92,829	80,321	3,775	—	377,702
Operating leases	41,691	63,060	35,269	21,598	14,860	30,869	207,347
Investment commitments	23,757	105,000	—	—	—	—	128,757
Purchase commitments	16,632	—	—	—	—	—	16,632
Data processing and maintenance commitments	99,145	171,411	107,105	63,010	61,035	287,479	789,185

Total	$495,338	$575,342	$445,203	$322,429	$2,050,170	$318,348	$4,206,830

(A)	Long-term debt excludes amounts for Term Loan B of $1,585.0 million retired subsequent to June 30, 2008, in conjunction with the LPS, Inc., spin-off.
Off-Balance Sheet Arrangements
     FIS does not have any material off-balance sheet arrangements other than operating leases.
Escrow Arrangements
     In conducting our title agency, closing and IRC 1031 tax deferred exchange operations, we routinely hold customers’ assets in escrow and investment accounts, pending completion of real estate and exchange transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. We have a contingent liability relating to proper disposition of these balances, which amounted to $1,187.1 million at June 30, 2008. For the customers’ assets that we hold in escrow, we have ongoing programs for realizing economic benefits through favorable borrowing and vendor arrangements with various banks. We had no borrowings outstanding as of June 30, 2008, under these arrangements with respect to these assets in escrow. At that date, our customers’ tax deferred assets that were held in investment accounts were largely invested in short-term, high-grade investments that minimize the risk to principal.
Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which will become effective for periods beginning on or after December 15, 2008, and will be applied retrospectively. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Management is currently evaluating the impact of this statement on our statements of financial position and operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB has concluded that the generally accepted accounting principles hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management has determined that the adoption of SFAS 162 will not have a material affect on the Company’s statements of financial condition or operations.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, the Company will adopt SFAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the consolidated financial results as it is disclosure-only in nature.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     As of June 30, 2008, we are paying interest on the Credit Agreement at LIBOR plus 1.00% on our Term Loan A and LIBOR plus 1.75% on our Term Loan B. A one percent increase in the LIBOR rate would increase our annual debt service on the Credit Agreement by $20.5 million (based on principal amounts outstanding as of June 30, 2008, net of interest rate swaps). The credit rating assigned to FIS by Standard & Poor’s was BB as of June 30, 2008. Upon completion of the LPS spin-off Standard & Poor’s upgraded FIS’s credit rating to BB+.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion of Litigation in Note 8 to the consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes purchases of equity securities by the issuer during the six months ended June 30, 2008:

			Total Cost of	Total Cost of
			Shares Purchased	Shares that May
			as Part of Publicly	be Purchased
	Total Number of		Announced Plans	Under the Plans
	Shares Purchsed	Average price	or Program	or Programs (1) (2)
Period	(in thousands)	paid per share	(in millions)	(in millions)
4/1/08 to 4/30/08	400	$36.65	$14.7	$235.3
5/1/08 to 5/31/08	2,400	38.16	91.6	143.7
6/1/08 to 6/30/08	3,000	39.93	119.9	23.8

Total	5,800		$226.2

(1)	On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to an additional $200 million worth of our common stock (the “Old Plan”). During the six months ended June 30, 2008, under the Old Plan we repurchased 0.2 million shares of our stock for $10.0 million, at an average price of $40.56. On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to $250.0 million worth of our common stock (the “New Plan”). Under the New Plan we repurchased 5.8 million shares of our stock for $226.2 million, at an average price of $38.97 during the six months ended June 30, 2008.

(2)	As of the last day of the applicable month.

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 29, 2008. The results of matters submitted to a vote were as follows:
Nominees for Class 1 directors to serve until the 2011 FIS Annual Meeting of Shareholders were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”
Marshall Haines	150,753,361	13,041,376
David K. Hunt	158,638,579	5,156,159
Cary H. Thompson	157,442,484	6,352,253
Directors whose term of office as a director continued after the meeting are as follows: William P. Foley, II, Robert M. Clements, Thomas M. Hagerty, Keith W. Hughes, James K. Hunt, Lee A. Kennedy, Daniel D. Lane and Richard N. Massey.
The proposal to approve the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for FIS for 2008 received the following votes:

	Votes	Percentage
Shares Voted “For”	157,186,957	80.6%
Shares Voted “Against”	969,050	0.5%
Shares Voted “Abstain”	3,802,741	1.9%
The proposal to approve the FIS 2008 Omnibus Incentive Plan received the following votes:

	Votes	Percentage
Shares Voted “For”	144,663,326	58.8%
Shares Voted “Against”	25,487,575	13.1%
Shares Voted “Abstain”	5,760,017	3.0%
Item 6. Exhibits
     (a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008	Fidelity National Information Services, Inc.
	By:	/s/ GEORGE P. SCANLON
George P. Scanlon
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

31.2
Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.