Form 10-Q
period 2008-09-30
Fidelity National Information Services, Inc.
filed 2008-11-10
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     As of October 31, 2008, 189,995,319 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2008

Part I: FINANCIAL INFORMATION
Item I. Consolidated Financial Statements
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,458	$355,278
Settlement deposits	30,218	21,162
Trade receivables, net of allowance for doubtful accounts of $38.1 million and $53.4 million at September 30, 2008 and December 31, 2007, respectively	518,640	825,915
Settlement receivables	41,243	116,935
Other receivables	165,391	206,746
Receivable from FNF	8,627	14,907
Prepaid expenses and other current assets	119,604	168,454
Deferred income taxes	83,317	120,098

Total current assets	1,205,498	1,829,495

Property and equipment, net of accumulated depreciation of $244.4 million and $331.5 million at September 30, 2008 and December 31, 2007, respectively	280,502	392,508
Goodwill	4,231,476	5,326,831
Intangible assets, net of accumulated amortization of $466.2 million and $611.4 million at September 30, 2008 and December 31, 2007, respectively	853,360	1,030,582
Computer software, net of accumulated amortization of $356.9 million and $334.5 million at September 30, 2008 and December 31, 2007, respectively	639,867	775,151
Deferred contract costs	233,574	256,852
Investment in unconsolidated entities	—	30,491
Long term note receivable from FNF	5,659	6,154
Other noncurrent assets	100,036	146,519

Total assets	$7,549,972	$9,794,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$391,061	$606,179
Settlement payables	75,927	129,799
Current portion of long-term debt	93,962	272,014
Deferred revenues	159,837	246,222

Total current liabilities	720,787	1,254,214

Deferred revenues	88,853	111,884
Deferred income taxes	341,701	394,972
Long-term debt, excluding current portion	2,554,799	4,003,383
Other long-term liabilities	175,248	234,757

Total liabilities	3,881,388	5,999,210

Minority interest	66,293	14,194

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock $0.01 par value; 600 million shares authorized, 199.4 million and 199.0 million shares issued at September 30, 2008 and December 31, 2007, respectively	1,994	1,990
Additional paid in capital	2,957,937	3,038,203
Retained earnings	1,056,801	899,512
Accumulated other comprehensive earnings	(11,682)	53,389
Treasury stock, $0.01 par value, 9.2 million and 4.3 million shares at September 30, 2008 and December 31, 2007, respectively	(402,759)	(211,915)

Total stockholders’ equity	3,602,291	3,781,179

Total liabilities and stockholders’ equity	$7,549,972	$9,794,583

See accompanying notes to consolidated financial statements (unaudited).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three month periods		Nine month periods
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Processing and services revenues (note 3)	$893,844	$712,812	$2,610,720	$2,085,694
Cost of revenues (note 3)	661,995	562,998	1,984,295	1,624,463

Gross profit	231,849	149,814	626,425	461,231

Selling, general, and administrative expenses (note 3)	79,944	72,387	308,846	216,612
Research and development costs	26,155	17,579	73,308	50,002

Operating income	125,750	59,848	244,271	194,617

Other income (expense):
Interest income	978	719	5,373	1,093
Interest expense	(48,397)	(37,856)	(132,415)	(152,863)
Gain on sale of Covansys stock	—	182,444	—	274,488
Other (expense) income, net	(1,884)	3,327	(101)	4,755

Total other (expense) income	(49,303)	148,634	(127,143)	127,473

Earnings before income taxes, equity in (losses) earnings of unconsolidated entities, minority interest, and discontinued operations	76,447	208,482	117,128	322,090
Provision for income taxes	28,071	75,238	37,481	113,802

Earnings before equity in (losses) earnings of unconsolidated entities, minority interest, and discontinued operations	48,376	133,244	79,647	208,288
Equity in (losses) earnings of unconsolidated entities	—	86	(157)	2,824
Minority interest	(2,751)	41	(2,867)	369

Net earnings from continuing operations	45,625	133,371	76,623	211,481
(Losses) earnings from discontinued operations, net of tax	(2,002)	111,933	109,407	241,330

Net earnings	$43,623	$245,304	$186,030	$452,811

Net earnings per share — basic from continuing operations	$0.24	$0.69	$0.40	$1.10
Net earnings per share — basic from discontinued operations	(0.01)	0.58	0.57	1.25

Net earnings per share — basic	$0.23	$1.27	$0.97	$2.35

Weighted average shares outstanding — basic	189,541	193,171	192,198	192,609

Net earnings per share — diluted from continuing operations	$0.24	$0.68	$0.39	$1.08
Net earnings per share — diluted from discontinued operations	(0.01)	0.57	0.56	1.23

Net earnings per share — diluted	$0.23	$1.25	$0.96	$2.30

Weighted average shares outstanding — diluted	191,822	196,649	194,261	196,480

Cash dividends paid per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements (unaudited)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(In thousands)
(Unaudited)

	Three month periods		Nine month periods
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Net earnings	$43,623	$245,304	$186,030	$452,811
Other comprehensive earnings (losses):
Unrealized gain on Covansys warrants, net of tax (1)	—	—	—	7,647
Unrealized gain (loss) on interest rate swaps, net of tax (2)	4,881	(10,504)	(1,551)	(6,435)
Unrealized gain on other investments, net of tax	—	115	—	69
Unrealized (loss) gain on foreign currency translation, net of tax (3)	(102,662)	21,264	(63,520)	41,034
Reclassification adjustments for realized losses on Covansys warrants included in net earnings (4)	—	(14,319)	—	(14,319)

Other comprehensive (loss) earnings	(97,781)	(3,444)	(65,071)	27,996

Comprehensive (loss) earnings	$(54,158)	$241,860	$120,959	$480,807

(1)	Net of income tax expense of $4.8 million for the nine month ended September 30, 2007.

(2)	Net of income tax expense (benefit) of $2.9 million and ($6.1) million for the three month periods and ($0.9) million and ($3.6) million for the nine month periods ended September 30, 2008 and 2007, respectively.

(3)	Net of income tax expense (benefit) of ($12.9) million and $1.6 million for the three month periods and ($10.5) million and $6.1 million for the nine month periods ended September 30, 2008 and 2007, respectively.

(4)	Net of income tax benefit of $9.0 million for the three month period and $9.0 million for the nine month ended September 30, 2007, respectively.
See accompanying notes to consolidated financial statements (unaudited)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive			Total
	Common	Common	Paid In	Retained	Earnings	Treasury	Treasury	Stockholders
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Stock	Equity
Balances, December 31, 2007	199,006	$1,990	$3,038,203	$899,512	$53,389	(4,336)	$(211,915)	$3,781,179
Net Earnings	—	—	—	186,030	—	—	—	186,030
Issuance of restricted stock	364	4	(4)	—	—	—	—	—
Exercise of stock options	—	—	(26,698)	—	—	1,164	45,324	18,626
Tax benefit associated with exercise of stock options	—	—	139	—	—	—	—	139
Stock-based compensation	—	—	50,594	—	—	—	—	50,594
LPS spin-off	—	—	(104,297)	—	—	—	—	(104,297)
Cash dividends ($0.15 per share)	—	—	—	(28,741)	—	—	—	(28,741)
Purchases of treasury stock	—	—	—	—	—	(6,045)	(236,168)	(236,168)
Unrealized loss on investments and derivatives, net	—	—	—	—	(1,551)	—	—	(1,551)
Unrealized (loss) gain on foreign currency translation	—	—	—	—	(63,520)	—	—	(63,520)

Balances, September 30, 2008	199,370	$1,994	$2,957,937	$1,056,801	$(11,682)	(9,217)	$(402,759)	$3,602,291

See accompanying notes to consolidated financial statements (unaudited)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine month periods
	ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$186,030	$452,811
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	344,520	358,943
Gain on sale of Covansys stock	—	(274,488)
Amortization of debt issue costs	16,043	29,224
Net loss (gain) on sale of non-strategic businesses	2,496	(71,675)
Stock-based compensation	50,594	27,130
Deferred income taxes	3,096	(26,713)
Income tax benefit from exercise of stock options	(139)	(44,243)
Equity in losses (earnings) of unconsolidated entities	2,273	(1,266)
Minority interest	1,628	1,463
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in trade receivables	(30,983)	(115,811)
Net increase in prepaid expenses and other assets	(11,388)	(41,571)
Net increase in deferred contract costs	(54,736)	(41,335)
Net decrease in deferred revenue	(9,328)	(11,630)
Net (decrease) increase in accounts payable, accrued liabilities, and other liabilities	(101,457)	15,567

Net cash provided by operating activities	398,649	256,406

Cash flows from investing activities:
Additions to property and equipment	(57,084)	(85,386)
Additions to capitalized software	(146,725)	(159,285)
Cash received from sale of Covansys stock	—	430,157
Other investing activities	(4,665)	—
Net proceeds from sale of company assets	33,506	81,235
Acquisitions, net of cash acquired	(17,404)	(1,722,257)

Net cash used in investing activities	(192,372)	(1,455,536)

Cash flows from financing activities:
Borrowings	3,796,198	4,300,300
Debt service payments	(3,839,311)	(2,987,160)
Capitalized debt issuance costs	(12)	(28,052)
Income tax benefits from exercise of stock options	139	44,243
Stock options exercised	18,626	44,960
Cash transferred in LPS spin-off	(20,770)	—
Treasury stock purchases	(236,168)	(80,339)
Dividends paid	(28,741)	(28,931)

Net cash (used in) provided by financing activities	(310,039)	1,265,021

Effect of foreign currency exchange rates on cash	(13,058)	1,432
Net (decrease) increase in cash and cash equivalents	(116,820)	67,323
Cash and cash equivalents, beginning of period	355,278	211,753

Cash and cash equivalents, end of period	$238,458	$279,076

Cash paid for interest	$163,373	$136,483

Cash paid for taxes	$52,872	$227,812

See accompanying notes to consolidated financial statements (unaudited)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS (Note 5); all references to “Old FNF” are to Fidelity National Financial, Inc. that owned a majority of the Company’s shares through November 9, 2006; all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company; and all references to “LPS” are to Lender Processing Services, Inc., a former wholly owned subsidiary of FIS which was spun-off as a separate publicly traded company on July 2, 2008 (Note 2) .
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2007 Consolidated Financial Statements to conform to the classifications used in 2008.
     We are a leading provider of technology solutions, processing services, and information-based services to the financial services industry. On July 2, 2008, we completed the spin-off of our former Lender Processing Services operating segment into a separate publicly traded company, referred to as LPS. Subsequent to the spin-off, we have continued to operate under the historical operating segment of Transaction Processing Services (Note 17). We are currently reviewing our organizational and management structure. Upon completion of this review, we may redefine our reporting segments, if appropriate. Corporate overhead costs and other operations that are not included in our Transaction Processing Services segment are included in Corporate and Other.
(2) Discontinued Operations
     During 2008 and 2007, we discontinued certain operations in the Transaction Processing Services and Lender Processing Services segments, which are reported as discontinued operations in the Consolidated Statements of Earnings for the three and nine month periods ended September 30, 2008 and 2007, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
     LPS
     On July 2, 2008 (the “spin-off date”), all of the shares of the common stock, par value $0.0001 per share (the “Common Stock”) of LPS, previously a wholly-owned subsidiary of FIS, were distributed to FIS shareholders through a stock dividend (the “spin-off”). FIS and LPS are distinct and unique businesses that serve different customers, operate in different markets, and attract different investors. The spin-off allows us to provide more flexibility and dedicated management focus with respect to our product development, capital investment and strategic initiatives of FIS. At the time of the distribution, LPS consisted of substantially all the assets, liabilities, businesses and employees related to FIS’ Lender Processing Services segment as of the spin-off date. In the spin-off, FIS contributed all of its interest in such assets, liabilities, businesses and employees to LPS in exchange for shares of the Common Stock and $1,585.0 million aggregate principal amount of LPS debt obligations, which we used to retire the $1,585.0 Term Loan B. Upon the distribution, FIS shareholders received one-half share of the Common Stock of LPS for every share of FIS common stock held as of the close of business on June 24, 2008. FIS’ shareholders collectively received 100% of the Common Stock of LPS, which became a stand-alone public company trading under the symbol “LPS” on the New York Stock Exchange. The results of operations of the former Lender Processing Services segment of FIS are reflected as discontinued operations in the Consolidated Statements of Earnings, for the three and nine month periods ended September 30, 2008 and 2007, in accordance with SFAS No. 144.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     LPS had revenues of $10.1 million and $424.4 million during the three month periods and $923.2 million and $1,248.0 million during the nine month periods ended September 30, 2008 and 2007, respectively. LPS had earnings before taxes of $1.8 million and $111.8 million during the three month periods and $188.4 million and $315.9 million during the nine month periods ended September 30, 2008 and 2007, respectively.
     The following table summarizes the major categories of LPS assets and liabilities disposed of in the July 2, 2008 spin-off:

Assets:
Total current assets	397,604
Goodwill, net	1,086,606
Other intangible assets, net	103,347
Other non-current assets	354,869

Liabilities:
Other current liabilities	191,815
Long-term debt	1,585,194
Other long-term liabilities	52,904
Minority interest	10.773
     Certegy Gaming Services
     On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million, realizing a pretax loss of $4.1 million, because its operations did not align with our strategic plans. Certegy Game had revenues of $23.9 million during the three month period ended September 30, 2007 and $27.2 million and $73.4 million during the nine month periods ended September 30, 2008 and 2007, respectively. Certegy Game had (losses) earnings before taxes of ($0.2) million during the three month period ended September 30, 2007 and $0.1 million (excluding the pretax loss realized on sale) and ($1.4) million during the nine month periods ended September 30, 2008 and 2007, respectively.
     FIS Credit Services
     On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $1.4 million, because its operations did not align with our strategic plans. Credit had revenues of $2.9 million during the three month period ended September 30, 2007 and $1.4 million and $10.2 million during the nine month periods ended September 30, 2008 and 2007, respectively. Credit had losses before taxes of $0.4 million during the three month period ended September 30, 2007 and $0.4 million (excluding the realized gain) and $1.3 million during the nine month periods ended September 30, 2008 and 2007, respectively.
     Homebuilders Financial Network
     During the nine month period ended September 30, 2008, we discontinued and dissolved Homebuilders Financial Network, LLC and its related entities (“HFN”) due to the loss of a major customer. HFN had revenues of $4.1 million during the three month period ended September 30, 2007 and $1.4 million and $10.3 million during the nine month periods ended September 30, 2008 and 2007, respectively. HFN had earnings (losses) before taxes of $1.7 million during the three month period ended September 30, 2007 and ($2.7) million and $3.2 million during the nine month periods ended September 30, 2008 and 2007, respectively.
     Property Insight
     On August 31, 2007, we sold Property Insight, LLC (“Property Insight”) to FNF for $95.0 million in cash realizing a pre-tax gain of $66.9 million ($42.1 million after-tax), because its operations did not align with our strategic plans. Property Insight had revenues of $11.8 million and $52.6 million during the three and nine month periods ended September 30, 2007, respectively. Property Insight had earnings before taxes of $3.0 million (excluding the realized gain) and $13.7 million during the three and nine month periods ended September 30, 2007, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(3) Related Party Transactions
     A detail of related party items included in revenues for the three and nine month periods ending September 30, 2008 and 2007, is as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
ABN AMRO card and item processing revenue	$28.3	$10.7	$70.9	$39.5
Banco Bradesco card and item processing revenue	26.6	15.1	71.2	35.4
Sedgwick data processing services revenue	9.9	9.5	29.3	28.1
Data processing services revenue — FNF	5.8	5.4	17.1	16.9
Other services revenue — LPS	1.8	1.5	5.3	5.1

Total revenues	$72.4	$42.2	$193.8	$125.0

     ABN AMRO Real and Banco Bradesco S.A.
     In March, 2006 we entered into an agreement with Banco Bradesco S.A. (“Bradesco”) and ABN AMRO Real (“ABN”) (collectively, “banks”) to form a venture to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing Brazilian card processing business contracts and Brazilian card processing infrastructure and committed to make enhancements to our card processing system to meet the processing needs of the banks and their affiliates. The banks executed long-term, exclusive contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest in the venture. The conversion of the banks’ existing card portfolios would follow completion of the system enhancements required for each respective bank. The venture agreement had certain provisions allowing it to be dissolved if conversions were unsuccessful. The dissolution rights terminated at the first conversion date, which occurred in the second quarter 2008. Due to the lapse of these rights, we recorded a $63 million minority interest liability, representing an estimated fair value of the 49% interest in the venture owned by the banks, and an offsetting customer contract intangible asset. This intangible asset will be amortized over the contractual relationship. The final value to be assigned to customer intangible assets will be based on the fair value of the venture and will include additional consideration of approximately $96 million based on exchange rates as of September 30, 2008. An appraisal of the venture is currently in process and is expected to be completed in the fourth quarter of 2008 and may require adjustment to the amounts recorded. Final bank conversions are expected to be completed in the first half of 2009.
     We contributed approximately $102 million of development costs to the venture through September 30, 2008 based on exchange rates as of September 30, 2008. Development costs in excess of 79 million Real (approximately $41 million as of September 30, 2008) are to be contractually shared by the parties: 75% by us and 25% by the banks. We will also transfer additional consideration to the banks totaling approximately $96 million based on exchange rates as of September 30, 2008, as conversion benchmarks of their card portfolios are met. Approximately $31 million of the $96 million is expected to be transferred in the fourth quarter of 2008, with the remainder transferred in mid 2009.
     Sedgwick
     We also provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF holds an approximate 32% equity interest.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     FNF and LPS
     We have historically conducted business with FNF and its subsidiaries. A number of these business activities were based upon agreements between FNF and entities which were a part of our Lender Processing Services segment which is now being presented as a discontinued operation in our consolidated statements of earnings for all periods presented. In connection with the July 2, 2008 spin-off of LPS, a number of these agreements were amended, assigned or renegotiated by FNF, FIS and LPS. A summary of the revenue producing agreements that were in effect as of September 30, 2008 are as follows:
•	Information Technology and data processing services. This agreement governs IT support services provided to FNF, consisting primarily of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement had an initial term of five years from February 2006 with an option to renew for one or two additional years. In connection with the spin-off, this agreement was amended to cover these services through June 30, 2013.

•	Other services revenue. These revenues relate to transitional services provided to LPS.
     A detail of related party items included in operating expenses (net of expense reimbursements) for the three and nine month periods ending September 30, 2008 and 2007, is as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Equipment leasing	$4.5	$2.6	$13.7	$6.3
Cost sharing and other services	2.3	2.5	7.4	7.8

Total expenses	$6.8	$5.1	$21.1	$14.1

     We entered into service agreements with FNF and LPS to provide certain services to us. A summary of these agreements in effect as of September 30, 2008 is as follows:
•	Administrative corporate support services to and from FNF and LPS. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. The pricing for these services, both to and from FNF, is at cost. The term of the corporate services agreements was two years, subject to early termination if the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances. In connection with the LPS spin-off, we amended the corporate services agreement to reduce the administrative corporate support services provided by FNF. We also terminated the corporate services that we provide to FNF since such services are no longer required by FNF. In addition, prior to the spin-off, we provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to LPS. In connection with the spin-off, we entered into corporate services agreements with LPS under which we will provide to LPS, and we receive from LPS, certain transitional corporate support services. The pricing for all of these services, both from FNF, and from and to LPS, is at cost. The term of each of the corporate services agreements is two years, subject to early termination if the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances.

•	Real estate management, real estate lease and equipment lease agreements. We have entered into certain property management and real estate lease agreements with LPS and FNF relating to our Jacksonville corporate headquarters. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     We believe the amounts earned from or charged by us under each of the foregoing service arrangements are fair and reasonable. Our information technology infrastructure support and data center management services to FNF are priced within the range of prices we offer to third parties. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party.
     Discontinued Operations — Related Party Activity
     On August 31, 2007, we completed the sale of Property Insight to FNF. The net earnings from Property Insight, including related party revenues and expenses, are classified as earnings from discontinued operations for the three and nine month periods ended September 30, 2007.
     Through July 2, 2008, LPS provided a number of services to FNF that are now presented as discontinued operations. These services included title agency services, software development services, real estate related services and other cost sharing services. These activities are included within net earnings from discontinued operations.
     FNF Capital
     On October 26, 2006, we completed a merger with FNF Capital, Inc. (“FNF Capital”), a leasing subsidiary of Old FNF. Through the merger, we assumed a note payable to Old FNF of $13.9 million and we recorded interest expense related to this note of $0.2 million and $0.6 million during the three and nine month periods ended September 30, 2007, respectively. On September 30, 2007, we sold certain leasing assets of FNF Capital back to FNF for $15.0 million and FNF assumed the aforementioned note payable and other liabilities. We also recorded a $7.3 million note receivable from FNF relating to the transaction, which matures in September 2012, with interest payable at a rate of LIBOR plus 0.45% (3.23% as of September 30, 2008), and we recorded $0.1 million and $0.3 million of interest income related to this note during the three and nine month periods ended September 30, 2008.
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the three and nine month periods ended September 30, 2008 and 2007 are computed in accordance with SFAS No. 128, Earnings per Share, using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes the net earnings per share, for the three and nine month periods ending September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net earnings from continuing operations	$45,625	$133,371	$76,623	$211,481
Net earnings (losses) from discontinued operations	(2,002)	111,933	109,407	241,330

Net earnings	$43,623	$245,304	$186,030	$452,811

Weighted average shares outstanding — basic	189,541	193,171	192,198	192,609
Plus: Common stock equivalent shares assumed from conversion of options	2,281	3,478	2,063	3,871

Weighted average shares outstanding — diluted	191,822	196,649	194,261	196,480

Basic net earnings per share from continuing operations	$0.24	$0.69	$0.40	$1.10
Basic net earnings (losses) per share from discontinued operations	(0.01)	0.58	0.57	1.25

Basic net earnings per share	$0.23	$1.27	$0.97	$2.35

Diluted net earnings per share from continuing operations	$0.24	$0.68	$0.39	$1.08
Diluted net earnings (losses) per share from discontinued operations	(0.01)	0.57	0.56	1.23

Diluted net earnings per share	$0.23	$1.25	$0.96	$2.30

     Options to purchase approximately 11.4 million shares and 2.7 million shares of our common stock for the three month periods and 9.8 million shares and 3.4 million shares of our common stock for the nine month periods ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(5) Acquisitions
     The results of operations and financial position of the entities acquired during the nine month period ended September 30, 2008 and the year ended December 31, 2007 are included in the Consolidated Financial Statements from and after the date of acquisition.
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

$1,790.8

     The purchase price has been allocated to eFunds’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of September 12, 2007. Goodwill has been recorded based on the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation is as follows (in millions):

Cash	$99.3
Trade and other receivables	129.1
Land, buildings, and equipment	77.9
Other assets	17.1
Computer software	59.6
Intangible assets	175.2
Goodwill	1,540.6
Total liabilities assumed	(308.0)

Total purchase price	$1,790.8

     The allocation of the purchase price to intangible assets, including computer software and customer relationships, is based on valuations performed to determine the values of such assets as of the merger date.
     The following table summarizes the liabilities assumed in the eFunds Acquisition (in millions):

Notes payable and capital lease obligations	$103.2
Deferred income taxes	4.9
Estimated severance payments	41.6
Estimated employee relocation and facility closure costs	22.0
Other merger related costs	20.2
Other operating liabilities	116.1

Total liabilities assumed	$308.0

     We have completed our evaluation of the various employment agreements, lease agreements, vendor arrangements, and customer contracts of eFunds. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company as of September 30, 2008.
     In connection with the eFunds Acquisition, we also adopted eFunds’ stock option plans and registered approximately 2.2 million options and 0.2 million restricted stock units in replacement of similar outstanding awards held by eFunds employees. The amounts attributable to vested options are included as an adjustment to the purchase price, and the amounts attributable to unvested options and restricted stock units will be expensed over the remaining vesting period based on a valuation as of the date of closing. On March 31, 2008, as approved by the Compensation Committee of the Board of Directors, we accelerated the vesting of all stock awards held by eFunds employees. As a result we recorded $14.1 million in additional stock compensation expense for the nine months ended September 30, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Pro Forma Results
     Selected unaudited pro forma results of operations for the three and nine month periods ended September 30, 2008 and 2007, assuming the eFunds Acquisition had occurred as of January 1, 2007, and using actual general and administrative expenses prior to the acquisition and merger, are presented for comparative purposes below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007 (A)	2008	2007 (B)
Total revenues	$893,844	$825,679	$2,610,720	$2,471,393
Net earnings from continuing operations	$45,625	$57,967	$76,623	$104,502
Pro forma earnings per share — basic from continuing operations	$0.24	$0.30	$0.40	$0.54
Pro forma earnings per share — diluted from continuing operations	$0.24	$0.29	$0.39	$0.53

(A)	The three month period ended September 30, 2007, included gain on sale of Covansys stock, net of tax, of $114.9 million or $0.58 per diluted share and pro forma interest and other expense adjustments net of tax, of $41.7 million or ($0.10) per diluted share.

(B)	The nine month period ended September 30, 2007, included gain on sale of Covansys stock, net of tax, of $172.9 million or $0.88 per diluted share and pro forma interest and other expense adjustments net of tax of $74.7 million or ($0.38) per diluted share.
Other acquisitions:
     The following transactions with acquisition prices between $10 million and $100 million were completed by us during the period from January 1, 2007 through September 30, 2008. Purchase prices reflected in the table are net of cash acquired:

Name of Company Acquired	Date Acquired	Purchase Price
Second Foundation, Inc.	February 15, 2007	$18.9 million
Espiel, Inc. and Financial Systems Integrators, Inc.	June 8, 2007	$43.3 million
McDash Analytics	May 15, 2008	$19.1 million
(6) Property and Equipment
     Property and equipment as of September 30, 2008 and December 31, 2007 consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Land	$23,930	$28,312
Buildings	86,253	154,880
Leasehold improvements	61,421	59,272
Computer equipment	264,880	330,559
Furniture, fixtures and other equipment	88,454	151,012

	524,938	724,035
Accumulated depreciation and amortization	(244,436)	(331,527)

	$280,502	$392,508

     Depreciation and amortization expense on property and equipment was $19.4 million and $28.5 million for the three month periods and $70.3 million and $85.4 million for the nine month periods ended September 30, 2008 and 2007, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was depreciation and amortization on property and equipment of $6.0 million for the three month period ended September 30, 2007 and $8.4 million and $18.7 million for the nine month periods ended September 30, 2008 and 2007, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(7) Goodwill
     Changes in goodwill during the nine month period ended September 30, 2008 are summarized as follows (in thousands):

Total
Balance, December 31, 2007	5,326,831
Goodwill distributed through spin-off of LPS segment	(1,084,566)
Goodwill distributed through the sale of non-strategic businesses	(15,210)
Purchase price and foreign currency adjustments	4,421

Balance, September 30, 2008	$4,231,476

     The recent events affecting the U.S. and international economies have had a significant and adverse impact on the financial markets and, as a result, the Company’s common stock traded below its book value per share as of and subsequent to September 30, 2008. Management will continue to monitor the relationship of the Company’s market capitalization to both its book value and tangible book value, and to evaluate the carrying value of goodwill and other intangible assets. Additionally, the Company will perform its required annual goodwill impairment test during the 2008 fourth quarter. The Company believes that no goodwill impairment charge was required as of September 30, 2008. If the Company’s common stock price continues to trade below book value per common share, or if the annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize an impairment of all, or some portion of, its goodwill and other intangible assets.
(8) Intangible Assets
     Intangible assets, as of September 30, 2008, consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$1,076,982	$461,036	$615,946
Trademarks	242,539	5,125	237,414

	$1,319,521	$466,161	$853,360

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Intangible assets, as of December 31, 2007, consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$1,392,231	$610,514	$781,717
Trademarks	249,726	861	248,865

	$1,641,957	$611,375	$1,030,582

     Amortization expense for intangible assets with definite lives was $35.4 million and $40.6 for the three month periods and $126.4 and $119.3 for the nine month periods ended September 30, 2008 and 2007, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense for intangible assets with definite lives of $11.0 million for the three month period ended September 30, 2007 and $19.0 million and $33.4 million for the nine month periods ended September 30, 2008 and 2007, respectively. Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. Estimated amortization expense for the next five years is $39.4 million for the remainder of 2008, $131.2 million for 2009, $112.1 million for 2010, $90.5 million for 2011, $71.6 million for 2012 and $54.5 million for 2013.
(9) Computer Software
     Computer software, as of September 30, 2008 and December 31, 2007, consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Software from business acquisitions	$438,704	$437,974
Capitalized software development costs	519,537	598,309
Purchased software	38,541	73,336

Computer software	996,782	1,109,619
Accumulated amortization	(356,915)	(334,468)

Computer software, net of accumulated amortization	$639,867	$775,151

     Amortization expense for computer software was $34.3 million and $55.1 for the three month periods and $117.1 and $128.9 for the nine month periods ended September 30, 2008 and 2007, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense for computer software of $8.1 million for the three month period ended September 30, 2007 and $14.7 million and $25.1 million for the nine month periods ended September 30, 2008 and 2007, respectively. Included in amortization in the 2007 third quarter was a $13.5 million write-off of the carrying value of impaired software at one subsidiary in the Transaction Processing Services segment.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(10) Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities as of September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Salaries and incentives	$57,124	$61,788
Accrued benefits and payroll taxes	20,928	36,917
Trade accounts payable	73,551	119,518
Reserve for claims and claims payable	37,471	57,801
Other accrued liabilities	201,987	330,155

Total accounts payable and accrued liabilities	$391,061	$606,179

(11) Long-Term Debt
     Long-term debt as of September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Term Loan A, secured, interest payable at LIBOR plus 1.00% (3.49% at September 30, 2008), quarterly principal amortization, maturing January 2012	$2,008,125	$2,047,500
Term Loan B, retired in conection with LPS spin-off	—	1,596,000
Revolving Loan, secured, interest payable at LIBOR plus 0.80% (Eurocurrency Borrowings), Fed-funds plus 0.80% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.20% facility fee (3.75%, 2.83% or 5.00% respectively at September 30, 2008), maturing January 2012. Total of $280 million unused at September 30, 2008	620,100	308,000
Secured notes, net of discount, interest payable semiannually at 4.75%, repaid September 2008	—	198,221
Unsecured eFunds notes, interest payable semiannually at 5.39%, repaid February 2008	—	98,533
Other promissory notes with various interest rates and maturities	20,536	27,143

	2,648,761	4,275,397
Less current portion	(93,962)	(272,014)

Long-term debt, excluding current portion	$2,554,799	$4,003,383

     Through the eFunds Acquisition on September 12, 2007, we assumed $100.0 million in long-term notes payable previously issued by eFunds (the “eFunds Notes”). On February 26, 2008, we redeemed the eFunds Notes for a total of $109.3 million, which included a make-whole premium of $9.3 million. On July 2, 2008, immediately following the spin-off of LPS, we retired the Term Loan B and recorded a charge to interest expense of $12.4 million to write-off the remaining unamortized debt issuance costs relating to the Term Loan B. On September 15, 2008, we repaid the $200.0 million aggregate principal amount obligation of secured 4.75% fixed rate notes due in September 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of September 30, 2008, we had entered into the following interest rate swap transactions converting a portion of our interest rate exposure on our term and revolving loans from variable to fixed:

		Notional Amount	Bank Pays	FIS pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
April 11, 2007	April 11, 2010	$850.0	1 Month Libor	4.92%
October 11, 2007	October 11, 2009	1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%

		$2,100.0

(1)	3.93% as of September 30, 2008.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 1.00%, and the Revolving Loan of 0.80% (plus a facility fee of 0.20%) as of September 30, 2008.
     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $43.3 million and $41.2 million, as of September 30, 2008 and December 31, 2007, respectively, which is included in the accompanying consolidated balance sheets in other long-term liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. During June 2008, we terminated the $750 million interest rate swap tied to the Term Loan B that was retired during July 2008, without any significant impact to our financial position or results of operations during the period as its fair value was approximately zero on the date of termination.
     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2008, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.
     Principal maturities of long-term debt at September 30, 2008 for the next five years and thereafter are as follows (in thousands):

2008 Remainder	$27,661
2009	106,000
2010	210,000
2011	157,500
2012	2,147,600

Total	$2,648,761

(12) Income Taxes
     During 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the adoption, we had no change to reserves for uncertain tax positions. Interest and penalties on accrued but unpaid taxes are classified in the consolidated financial statements as income tax expense. Our unrecognized tax benefit decreased by $1.0 million and $8.1 million during the three and nine month periods ended September 30, 2008, due to final and preliminary settlements with taxing authorities. As a result of the settlements, the total amount of accrued interest recognized in the consolidated balance sheets decreased $3.1 million during the nine month period ended September 30, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(13) Commitments and Contingencies
     Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. We believe that no material actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
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
     Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds and seven other non-related parties in the U.S. District Court for the Southern District of Florida. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants entered into a settlement agreement with the plaintiffs. That settlement was preliminarily approved by the court over some objections. The objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas alleging similar violations of the DPPA. The Acxiom action was filed against eFunds subsidiary ChexSystems, Inc. (“ChexSystems”), while the Biometric suit was filed against the Company’s Certegy Check Services, Inc. subsidiary (“Certegy Check”). The judge recused himself in the action against Certegy Check because he was a potential member of the class. The lawsuit was then reassigned to a new judge and Certegy Check filed a motion to dismiss. The court granted Certegy Check’s Motion to Dismiss with prejudice in the third quarter of 2008. ChexSystems filed a motion to dismiss or stay its action based upon the earlier settlement, and the Court granted the motion to stay pending resolution of the Florida case. The court dismissed the ChexSystems’ lawsuit with prejudice against the remaining defendants in the third quarter of 2008. The plaintiffs moved the court to amend the dismissal to exclude defendants that were parties to the Florida settlement. That motion was granted. The plaintiffs’ appeal of the dismissal of both lawsuits is pending.
     Employee Data Theft
     On July 3, 2007, we announced that a database administrator had misappropriated consumer information. To date, we have seen no evidence of the stolen information being used for anything other than marketing purposes. Nevertheless, multiple putative class action lawsuits were filed against us seeking monetary damages. Those class actions were settled in January of 2008. The Court preliminarily approved the settlement in March of 2008. Notice of the settlement was mailed to class members during the second quarter of 2008. A motion seeking final approval of the settlement from the court was heard and granted during the third quarter of 2008, and the pending lawsuits are being dismissed with prejudice.
(14) Defined Benefit Plans
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     In connection with our operations in Germany, we have unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to employees upon retirement. The Company recorded total benefit costs relating to these plans of $0.8 million for each of the three month periods and $2.4 million for each of the nine month periods ended September 30, 2008 and 2007, respectively.
(15) Stock Option Plans
     On July 2, 2008, we completed the spin-off of LPS. All stock options and awards held by our employees that became LPS. employees were cancelled as of that date and reissued as LPS stock options and awards which are being accounted for in LPS’ financial results on go-forward basis. All stock options and awards held by employees that continued to be FIS employees were adjusted using a conversion factor to adjust both the number of awards and the strike price of the awards that ensured the fair value of the option and award was the same immediately before and after the spin-off transaction.
     The following schedule summarizes the stock option activity for the nine months ended September 30, 2008:

		Weighted
		Average
	Shares	Exercise Price
Balance, December 31, 2007	17,298,035	$33.22

Granted January 1, 2008 through July 2, 2008	175,000	40.24
Exercised January 1, 2008 through July 2, 2008	(504,327)	21.85
Cancelled January 1, 2008 through July 2, 2008	(214,943)	31.02
Cancelled and assumed by LPS in Spin-off Transaction	(4,559,054)	33.89

Balance, July 2, 2008 before equity restructuring adjustment	12,194,711	33.58

Granted in LPS Spin-off Transaction	9,699,156	(a	)

Balance, July 2, 2008 post-equity restructuring adjustment	21,893,867	18.71

Granted July 3, 2008 through September 30, 2008	79,500	20.55
Exercised July 3, 2008 through September 30, 2008	(514,010)	14.15
Cancelled July 3, 2008 through September 30, 2008	(224,557)	19.97

Balance, September 30, 2008	21,234,800	$18.71

(a)	As a result of our spin-off of LPS, all FIS stock options and awards held by LPS’ employees were cancelled and reissued as LPS stock options and awards and are accounted for in LPS’ financial results going forward. All stock options and awards held by employees that continued as FIS employees were adjusted using a conversion factor of 1.7952 to adjust both the number of awards and the strike price of these awards to ensure that their fair value was the same immediately before and after the spin-off.
     The intrinsic value of options exercised was $10.9 million during the nine month period ended September 30, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes information related to stock options outstanding and exercisable as of September 30, 2008:

	Outstanding Options					Exercisable Options
		Weighted					Weighted
		Average	Weighted	Intrinsic			Average	Weighted	Intrinsic
	Number	Remaining	Average	Value at		Number	Remaining	Average	Value at
	of	Contractual	Exercise	September 30,		of	Contractual	Exercise	September 30,
Range of Exercise Price	Options	Life	Price	2008		Options	Life	Price	2008
				(In thousands)					(In thousands)
$0.00 - $8.71	2,761,055	6.29	$8.64	$27,111,069		2,309,052	6.25	$8.63	$22,703,599
$8.72 - $16.00	2,251,874	3.09	12.36	13,730,882		2,251,874	3.09	12.36	13,730,882
$16.01 - $22.35	7,703,544	5.01	19.02	(a	)	6,529,107	5.12	18.53	(a	)
$22.36 - $22.45	1,246,168	6.62	22.42	(a	)	539,308	6.62	22.42	(a	)
$22.46 - $22.75	13,500	6.88	22.71	(a	)	—	—	—	(a	)
$22.76 - $23.25	1,789,212	5.11	23.03	(a	)	596,407	5.11	23.03	(a	)
$23.26 - $23.50	134,640	6.37	23.46	(a	)	—	—	—	(a	)
$23.51 - $23.75	5,289,852	6.19	23.71	(a	)	287,232	6.19	23.71	(a	)
$23.76 - $25.00	44,880	6.95	24.89	(a	)	11,220	6.95	24.89	(a	)
$25.01 - $61.00	75	2.62	60.73	(a	)	75	2.62	60.73	(a	)

$0.00 - $61.00	21,234,800	5.38	$18.71	$40,841,951		12,524,275	5.05	$16.10	$36,434,481

(a)	No intrinsic value as of September 30, 2008.
     The Company has recorded total stock compensation expense of $8.4 million and $9.3 million for the three month periods ended and $50.6 million and $27.1 million for the nine month periods ended September 30, 2008 and 2007, respectively. Stock compensation expense is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation. The amount of stock compensation expense related to discontinued operations is $3.6 million for the three month period ended September 30, 2007 and $9.1 million and $10.8 million for the nine month periods ended September 30, 2008 and 2007, respectively, and has been reclassified accordingly. The nine month period ended September 30, 2008, included stock compensation expense of $14.1 million relating to the acceleration of option vesting of all eFunds employees and $2.6 million relating to the acceleration upon termination of certain executive unvested stock awards.
     The fair value of FIS options granted in 2008 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rate of 3.1% corresponds to the weighted average expected life of an option. The volatility factor for the expected market price of the common stock was 24% and the expected dividend yield was 0.5% prior to the spin-off of LPS and 1.0% after the spin-off. A weighted average expected life of 5.7 years was used for 2008. The weighted average fair value of each option granted during 2008 was $6.07.
     On March 20, 2008, we granted 0.4 million shares of restricted stock at a price of $38.75 that vest quarterly over 2 years. On July 2, 2008, 0.2 of these shares were cancelled and assumed by LPS. The remaining unvested restricted shares were converted by the conversion factor of 1.7952. As of September 30, 2008, we have 0.2 million unvested restricted shares remaining.
     At September 30, 2008 the total unrecognized compensation cost related to non-vested stock awards is $47.2 million, which is expected to be recognized in pre-tax income over a weighted average period of 2.0 years.
     Subsequent to September 30, 2008, on October 29, 2008, we granted to employees and directors 4.7 million options to purchase our common stock at a strike price of $14.35 per share and 0.8 million shares of restricted stock.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(16) Share Repurchase Program
     On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to $200 million worth of our common stock (the “Old Plan”). On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to an additional $250.0 million worth of our common stock (the “New Plan”). Under New Plan we repurchased 5.8 million shares of our stock for $226.2 million, at an average price of $38.97, through September 30, 2008. There were no stock repurchases during the three month period ended September 30, 2008. During the nine month period ended September 30, 2008, we also repurchased an additional 0.2 million shares of our stock for $10.0 million at an average price of $40.56 under the Old Plan. Total shares repurchased during the nine month period ended September 30, 2008 were 6.0 million shares for $236.2 million at an average price of $39.04.
(17) Segment Information
     We are a leading provider of technology solutions, processing services, and information-based services to the financial services industry. On July 2, 2008, we completed the spin-off of our former Lender Processing Services operating segment into a separate publicly traded company, referred to as LPS. Subsequent to the spin-off we have continued to operate under the historical operating segment of Transaction Processing Services. We are currently reviewing our organizational and management structure. Upon completion of this review, we may redefine our reporting segments, if appropriate. Corporate overhead costs and other operations that are not included in our Transaction Processing Services segment are included in Corporate and Other.
     Summarized financial information concerning our reporting segments is shown in the following tables.
     As of and for the three month period ended September 30, 2008 (in thousands):

	Transaction
	Processing	Corporate
	Services	and Other	Total
Processing and services revenues	$883,886	$9,958	$893,844
Cost of revenues	654,919	7,076	661,995

Gross profit	228,967	2,882	231,849
Selling, general and administrative expenses	54,135	25,809	79,944
Research and development costs	26,155	—	26,155

Operating income	$148,677	$(22,927)	$125,750

Depreciation and amortization	$89,518	$10,485	$100,003

Capital expenditures	$42,732	$5,429	$48,161

Total assets	$7,170,117	$379,855	$7,549,972

Goodwill	$4,231,476	$—	$4,231,476

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the three month period ended September 30, 2007 (in thousands):

	Transaction
	Processing	Corporate
	Services	and Other	Total
Processing and services revenues	$695,650	$17,162	$712,812
Cost of revenues	547,441	15,557	562,998

Gross profit	148,209	1,605	149,814
Selling, general and administrative expenses	44,542	27,845	72,387
Research and development costs	17,579	—	17,579

Operating income	$86,088	$(26,240)	$59,848

Depreciation and amortization	$95,139	$13,606	$108,745

Capital expenditures	$57,304	$17,889	$75,193

Total assets	$7,244,919	$440,317	$7,685,236

Goodwill	$4,014,620	$—	$4,014,620

     As of and for the nine month period ended September 30, 2008 (in thousands):

	Transaction
	Processing	Corporate
	Services	and Other	Total
Processing and services revenues	$2,577,916	$32,804	$2,610,720
Cost of revenues	1,954,843	29,452	1,984,295

Gross profit	623,073	3,352	626,425
Selling, general and administrative expenses	177,203	131,643	308,846
Research and development costs	73,308	—	73,308

Operating income	$372,562	$(128,291)	$244,271

Depreciation and amortization	$264,701	$36,574	$301,275

Capital expenditures	$157,672	$20,999	$178,671

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the nine month period ended September 30, 2007 (in thousands):

	Transaction
	Processing	Corporate
	Services	and Other	Total
Processing and services revenues	$2,036,411	$49,283	$2,085,694
Cost of revenues	1,581,933	42,530	1,624,463

Gross profit	454,478	6,753	461,231
Selling, general and administrative expenses	129,158	87,454	216,612
Research and development costs	50,002	—	50,002
Operating income	$275,318	$(80,701)	$194,617

Depreciation and amortization	$237,359	$42,846	$280,205

Capital expenditures	$150,085	$47,070	$197,155

Transaction Processing Services
     The Transaction Processing Services segment focuses on serving the processing and risk management needs of financial institutions and retailers. Our primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which financial institutions use to maintain the primary records of their customer accounts. We also provide a number of complementary applications and services that interact directly with the core processing applications, such as item processing and electronic funds transfer, as well as applications that facilitate interactions between financial institutions and their clients such as online banking and bill payment services and fraud prevention and detection services. We offer our applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. This segment also includes card issuer services, which enable financial institutions and others to issue VISA® and MasterCard® branded credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, we provide risk management services to retailers and financial institutions. Included in this segment were sales to non-U.S. based customers of $207.9 million and $167.0 million in the three month periods and $616.0 million and $373.5 million in the nine month periods ended September 30, 2008 and 2007, respectively.
Corporate and Other
     Corporate overhead costs and other operations, which include the data processing services provided to Sedgwick and FNF, are included in Corporate and Other.
(18) Subsequent Event
     On October 13, 2008 the Company completed the sale of the operating assets of Certegy Australia, Ltd. to Flexigroup Limited for approximately 30.0 million AUS (19.4 million USD as of October 13, 2008) in cash and other consideration. In addition, based on the current exchange rate and the collection of accounts receivable which were not included in the sale of assets, net of estimated excise withholdings, the Company expects to realize incremental net cash of approximately 147.0 million AUS (95.0 million USD as of October 13, 2008), with the majority of the receivables expected to be collected within 18 months. The results of operations for Certegy Australia, Ltd. will be reported as discontinued operations in the Consolidated Statements of Earnings during the 2008 fourth quarter in accordance with SFAS No. 144.

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant“are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS (Note 5); all references to “Old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of the Company’s shares through November 9, 2006; all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of Old FNF but now an independent company; and all references to “LPS” are to Lender Processing Services, Inc., a former wholly owned subsidiary of FIS which was spun-off as an independent company on July 2, 2008 (Note 2).
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties which forward-looking statements are subject to include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries or due to financial failures suffered by firms in those industries; failures to adapt our services to changes in technology or in the marketplace; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; the possibility that our acquisition of EFD/eFunds may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
Overview
     We are one of the largest global providers of technology solutions, processing services and information-based services to financial institutions, serving customers in over 80 countries throughout the world. We are among the market leaders in core processing, card issuing services, and check point-of-sale verification and guarantee. We offer a diversified service mix, and benefit from the opportunity to cross-sell multiple services across our broad customer base. See Note 17 to the notes to the consolidated financial statements for a detailed description of our reporting segments.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Form 10-K was filed on February 29, 2008 and our Form 10-Q was filed on August 8, 2008.
Transactions with Related Parties
     We have historically conducted business with FNF and its subsidiaries, and other related parties. See Note 3 to the notes to the consolidated financial statements for a detailed description of all the related party transactions.
Discontinued Operations
     During 2008 and 2007, we discontinued certain operations in the Transaction Processing Services and former Lender Processing Services segments, which are reported as discontinued operations in the Consolidated Statements of Earnings for the three and nine month periods ended September 30, 2008 and 2007, in accordance with SFAS No. 144. See Note 2 to the Notes to Consolidated Financial Statements for a detailed description of discontinued operations.

Factors Affecting Comparability
     Our Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:
•	On September 12, 2007, we acquired eFunds (the “eFunds Acquisition”). eFunds provided risk management, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. In connection with this acquisition, we borrowed an additional $1.6 billion under our bank credit facilities. The results of operations and financial position of eFunds are included in the Consolidated Financial Statements from and after the date of acquisition.

•	On July 2, 2008, we completed the spin-off of our former Lender Processing Services segment into a separate publicly traded company, referred to as LPS. The results of operations of the Lender Processing Services segment are reflected as discontinued operations in the Consolidated Statements of Earnings, in accordance with SFAS No. 144, for the periods presented through the July 2, 2008 spin-off date.

As a result of the above transactions, the results of operations in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Comparisons of three and nine month periods ended September 30, 2008 and 2007
Consolidated Results of Operations
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Processing and services revenues	$893,844	$712,812	$2,610,720	$2,085,694
Cost of revenues	661,995	562,998	1,984,295	1,624,463

Gross profit	231,849	149,814	626,425	461,231

Selling, general, and administrative expenses	79,944	72,387	308,846	216,612
Research and development costs	26,155	17,579	73,308	50,002

Operating income	125,750	59,848	244,271	194,617

Other income (expense):
Interest income	978	719	5,373	1,093
Interest expense	(48,397)	(37,856)	(132,415)	(152,863)
Gain on sale of Covansys stock	—	182,444	—	274,488
Other income, net	(1,884)	3,327	(101)	4,755

Total other income (expense)	(49,303)	148,634	(127,143)	127,473

Earnings before income taxes, equity in (losses) earnings of unconsolidated entities, minority interest, and discontinued operations	76,447	208,482	117,128	322,090
Provision for income taxes	28,071	75,238	37,481	113,802

Earnings before equity in (losses) earnings of unconsolidated entities, minority interest, and discontinued operations	48,376	133,244	79,647	208,288
Equity in (losses) earnings of unconsolidated entities	—	86	(157)	2,824
Minority interest (expense) income	(2,751)	41	(2,867)	369

Net earnings from continuing operations	45,625	133,371	76,623	211,481
(Losses) earnings from discontinued operations, net of tax	(2,002)	111,933	109,407	241,330

Net earnings	$43,623	$245,304	$186,030	$452,811

Net earnings per share — basic from continuing operations	$0.24	$0.69	$0.40	$1.10
Net earnings per share — basic from discontinued operations	(0.01)	0.58	0.57	1.25

Net earnings per share — basic	$0.23	$1.27	$0.97	$2.35

Weighted average shares outstanding — basic	189,541	193,171	192,198	192,609

Net earnings per share — diluted from continuing operations	$0.24	$0.68	$0.39	$1.08
Net earnings per share — diluted from discontinued operations	(0.01)	0.57	0.56	1.23

Net earnings per share — diluted	$0.23	$1.25	$0.96	$2.30

Weighted average shares outstanding — diluted	191,822	196,649	194,261	196,480

     Processing and Services Revenues
     Processing and services revenues totaled $893.8 million and $712.8 million for the three month periods and $2.6 billion and $2.1 billion for the nine month periods ended September 30, 2008 and 2007, respectively, representing an increase of $181.0 million or 25.4% in the three month period and $525.0 million or 25.2%, in the nine month period ended September 30, 2008. The increase in revenues for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 is primarily due to the acquisition of eFunds in 2008, as well as organic growth. The eFunds Acquisition contributed approximately $116.2 million to the overall increase in revenues for the three months ended September 30, 2008. Excluding the impact of the eFunds Acquisition, consolidated revenue growth was $64.8 million, or 9.4%, with the Transaction Processing Services segment experiencing growth in the International revenue channel of $36.2 million, or 25.5%, the Integrated Financial Solutions revenue channel experiencing growth of $26.8 million, or 9.0%, and the Enterprise Solutions revenue channel experiencing growth of $8.5 million, or 3.7% for the three months ended September 30, 2008. The increase in revenue for the nine months ended September 30, 2008, as compared to the nine months ended September 30,

2007, is primarily due to the inclusion of eFunds in 2008, as well as organic growth. The eFunds Acquisition contributed approximately $394.8 million to the overall increase in revenues for the nine months ended September 30, 2008. Excluding the impact of the eFunds Acquisition, consolidated revenue growth was $130.3 million, or 6.3%, with the Transaction Processing Services segment experiencing growth in the International revenue channel of $108.7 million, or 25.7%, and the Integrated Financial Solutions revenue channel experiencing growth of $54.1 million, or 6.2%, partially offset by a reduction in the Enterprise Solutions revenue channel of $17.3 million, or 2.4%, for the nine months ended September 30, 2008. The International revenue channel benefited from favorable currency rate fluctuations of $13.6 million and $51.4 million during the three and nine month periods ended September 30, 2008, respectively.
     Cost of Revenues
     Cost of revenues totaled $662.0 million and $563.0 million for the three month periods and $2.0 billion and $1.6 billion for the nine month periods ended September 30, 2008 and 2007, respectively, representing an increase of $99.0 million, or 17.6%, in the three month period and $359.8 million, or 22.2%, in the nine month period ended September 30, 2008. Consistent with the change in revenues, the increase in cost of revenues in the three and nine month periods ended September 30, 2008 as compared to the three and nine month periods ended September 30, 2007 was driven primarily by the eFunds Acquisition and organic growth in the Transaction Processing Services segment.
     Gross Profit
     Gross profit as a percentage of revenues (“gross profit margin”) was approximately 25.9% and 21.0% for the three month periods and 24.0% and 22.1% for the nine month periods ended September 30, 2008 and 2007, respectively. The increase in gross profit margin is primarily attributable to revenue growth in higher margin businesses and the prior year quarter included a charge of $13.5 million for the write-off of carrying value of impaired software relating to customer attrition from external merger and acquisition activity.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $79.9 million and $72.4 million for the three month periods and $308.8 million and $216.6 million for the nine month periods ended September 30, 2008 and 2007, respectively. The increase in selling, general and administrative expenses for the three month period ended September 30, 2008 as compared to 2007 primarily relates to the incremental costs from eFunds and an increase in stock compensation expense of $2.2 million. The nine month period ended September 30, 2008, also included increases in stock compensation expense of $25.2 million, including charges of $14.1 million for the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition and $2.6 million relating to the acceleration, upon termination, of certain executive unvested stock awards, $21.0 million of additional restructuring and integration charges and $9.3 million in charges associated with the spin-off of LPS.
     Research and Development Costs
     Research and development costs totaled $26.2 million and $17.6 million for the three month periods and $73.3 million and $50.0 million for the nine month periods ended September 30, 2008 and 2007, respectively. The increase in research and development costs for the three and nine month periods ended September 30, 2008 is primarily related to the eFunds acquisition.
     Operating Income
     Operating income totaled $125.8 million and $59.8 million for the three month periods and $244.3 million and $194.6 million for the nine month periods ended September 30, 2008 and 2007, respectively. Operating income as a percentage of revenue (“operating margin”) was 14.1% and 8.4% for the three month periods and 9.4% and 9.3% for the nine month periods ended September 30, 2008 and 2007, respectively. The increase in the operating margin for the three months ended September 30, 2008, is primarily attributable to leverage on incremental volume and new sales, cost reduction initiatives and the prior year quarter included charges of $13.5 million for the write-off of carrying value of impaired software noted above and $4.3 million in personnel related charges for severance.

     Interest Expense
     Interest expense totaled $48.4 million and $37.9 million for the three month periods and $132.4 million and $152.9 million for the nine month periods ended September 30, 2008 and 2007, respectively. The increase in the three month period is primarily due to the write-off of $12.4 million in capitalized debt issuance costs associated with the Term Loan B retired in conjunction with the spin-off of LPS. The nine months ended September 30, 2007 included a $27.2 million charge to record the write-off of capitalized debt issuance costs due to the refinancing of our prior credit facility.
     Income Tax Expense
     Income tax expense totaled $28.1 million and $75.2 million for the three month periods and $37.5 million and $113.8 million for the nine month periods ended September 30, 2008 and 2007, respectively. This resulted in an effective tax rate of 36.7% and 32.0% for the three and nine month periods ended September 30, 2008, respectively and 36.1% and 35.3% for the three and nine month periods ended September 30, 2007, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2008, is primarily due to a higher proportion of foreign source income taxed at the lower statutory rate.
     Net Earnings
     Net earnings from continuing operations totaled $45.6 million and $133.4 million for the three month periods and $76.6 million and $211.5 million for the nine month periods ended September 30, 2008 and 2007, respectively, or $0.24 and $0.68 per diluted share for the three month periods and $0.39 and $1.08 per diluted share for the nine month periods ending September 30, 2008 and 2007, respectively. Included in net earnings for the three and nine month period ended September 30, 2007 is an after tax gain of $114.9 million, or $0.58 per diluted share from the sale of Covansys stock.
     Corporate and Other
     Corporate overhead costs and other operations that are not included in our Transaction Processing Services segment are included in Corporate and Other. Selling, general and administrative expenses were $25.8 million and $27.8 million for the three month periods and $131.6 million and $87.5 million for the nine month periods ended September 30, 2008 and 2007, respectively. The decrease in selling, general and administrative expenses during the three month period ended September 30, 2008 as compared to 2007, is primarily the result of the 2007 quarter including $4.6 million of personnel and integration related charges, partially offset by an increase in stock compensation expense of $2.2 million. The increase in selling, general and administrative expenses during the nine month period ended September 30, 2008 as compared to 2007, is primarily related to an increase in stock compensation expense of $25.2 million, increases in incentive compensation, incremental general and administrative costs from eFunds, LPS spin-off costs of approximately $9.3 million and other integration related charges of approximately $9.8 million. Stock compensation expenses for the nine month period ended September 30, 2008, included charges of $16.7 million relating to the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition and the acceleration upon termination of certain executive unvested stock awards.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At September 30, 2008, we had cash on hand of $238.5 million and debt of approximately $2.6 billion, including the current portion. Of the $238.5 million cash on hand, approximately $155.3 million resides in foreign jurisdictions. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.
     We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid September 29, 2008 to shareholders of record as of the close of business on September 15, 2008.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. See Note 16 to the Notes to Consolidated Financial Statements for a detailed description of the Share Repurchase Program.
Cash Flows from Operations
     Cash flows from operations were $398.7 million and $256.4 million for the nine month periods ending September 30, 2008 and 2007, respectively.
Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $178.7 million and $197.2 million on capital expenditures during the nine month periods ended September 30, 2008 and 2007, respectively.
Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, we repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date, January 18, 2012 (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by us. On July 30, 2007, we, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, an increase from the foregoing $600 million. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds Acquisition, and pay related fees and expenses. On July 2, 2008, we completed the spin-off of our former Lender Processing Services segment into a separate publicly traded company, referred as LPS. In conjunction with the LPS spin-off, we immediately retired the outstanding $1,585.0 million principal balance of the Term Loan B. Debt issuance costs of $9.9 million are capitalized as of September 30, 2008. The $12.4 million Term Loan B debt issuance costs were written-off during the three months ended September 30, 2008, in conjunction with the spin-off of LPS and retirement of the Term Loan B.
     As of September 30, 2008 and December 31, 2007, the Term Loan A balance was $2,008.1 million and $2,047.5 million, respectively, and a total of $620.1 million and $308.0 million, respectively, was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors pledged certain equity interests we and they held in other entities (including certain of our direct and indirect subsidiaries) as collateral security for the obligations under the credit facility and the guarantee.
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
     In addition to the scheduled principal payments, the Term Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from a percentage of excess cash flow (as defined in the Credit Agreement) between zero and fifty percent commencing with the cash flow for the year ended December 31, 2008. Voluntary prepayment of the Loan is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
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
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, a prohibition on the payment of dividends and other restricted payments if an event of default has occurred and is continuing or would result therefrom, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the Loans. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $150 million or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity. We were in compliance with all covenants related to the Credit Agreement at September 30, 2008.
     The Credit Agreement is secured by a pledge of equity interests in our subsidiaries, subject to certain exceptions for subsidiaries not required to be pledged.
     Through the merger with Certegy Inc., we acquired an obligation to service $200.0 million (aggregate principal amount) of secured 4.75% fixed-rate notes, which were repaid and fully satisfied on September 15, 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which was amortized over the term of the notes. The notes accrued interest at a rate of 4.75% per year, payable semi-annually in arrears on each of March 15 and September 15.
     Through the eFunds acquisition on September 12, 2007, we assumed $100.0 million in long-term notes payable previously issued to eFunds (the “eFunds Notes”). On February 26, 2008, we redeemed the eFunds Notes for a total of $109.3 million, which included a make-whole premium of $9.3 million.
     As of September 30, 2008, we had entered into the following interest rate swap transactions converting a portion of our interest rate exposure on the Term Loans from variable to fixed:

		Notional Amount	Bank Pays	FIS pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
April 11, 2007	April 11, 2010	$850.0	1 Month Libor	4.92%
October 11, 2007	October 11, 2009	1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%

		$2,100.0

(1)	3.93% as of September 30, 2008.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 1.00%, and the Revolving Loan of 0.80% (plus a facility fee of 0.20%) as of September 30, 2008.

     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $43.3 million and $41.2 million, as of September 30, 2008 and December 31, 2007, respectively, which is included in the accompanying consolidated balance sheets in other long-term liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. During the three months ended June 30, 2008, we terminated the $750 million interest rate swap tied to the Term Loan B that was retired on July 2, 2008 immediately following the spin-off of LPS, without any significant impact to our financial position or results of operations during the period as its fair value was approximately zero on the date of termination.
     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2008, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.
Contractual Obligations
     FIS’s long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’s significant contractual obligations and commitments as of September 30, 2008 (in thousands):

	Remainder
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt	$27,661	$106,000	$210,000	$157,500	$2,147,600	$—	$2,648,761
Interest	36,423	138,481	105,147	92,736	4,375	—	377,162
Operating leases	22,993	76,671	48,744	33,605	25,511	66,585	274,109
Investment commitments	31,000	65,000	—	—	—	—	96,000
Purchase commitments	8,316	19,656	—	—	—	—	27,972
Data processing and maintenance commitments	18,977	87,418	69,526	58,083	56,681	269,805	560,490

Total	$145,370	$493,226	$433,417	$341,924	$2,234,167	$336,390	$3,984,494

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, the Company will adopt SFAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the consolidated financial results as it is disclosure-only in nature.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risks
     There have been no material changes in the Quantitative and Qualitative Disclosure About Market Risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, other than as described below.
     As of September 30, 2008, we are paying interest on the Credit Agreement at LIBOR plus 1.00%. A one percent increase in the LIBOR rate would increase our annual debt service on the Credit Agreement by $5.3 million (based on principal amounts outstanding as of September 30, 2008, net of interest rate swaps). The credit rating assigned to FIS by Standard & Poor’s was BB+ as of September 30, 2008.
     The substantial majority of our business is transacted in U.S. dollars. However, we conduct some international business that is subject to foreign currencies, primarily the Brazilian real, British pound and Euro. Our international operations are subject to the market risk associated with currency movements. Revenue and profit generated by our international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates relative to the U.S. dollar. Generally, for most of our international business, we benefit from a weaker U.S. dollar and are adversely affected by a strong U.S. dollar relative to the applicable foreign currency.
     For the nine month period ended September 30, 2008, our international revenues were $616.0 million. Holding other variables constant, a 10% percent stronger U.S. dollar against foreign currencies in which we conduct international business, would result in a decrease in international revenues of $61.6 million.
     In the future, we may enter into agreements to hedge our risks against foreign currency movements, but as of September 30, 2008 we have not entered into any such agreements. However, any hedging strategies may not be successful, and any future unhedged foreign exchange payments could be subject to market fluctuations.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion of Litigation in Note 13 to the consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
     There have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2007, other than as described below.
          Movements in foreign currency exchange rates could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
          We operate in several countries and, as a result, are exposed to foreign currency exchange risk to the extent that applicable exchange rates fluctuate over time. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), our results of operations and, in some cases, cash flows, could be adversely affected by certain movements in exchange rates. During the nine months ended September 30, 2008, approximately 20% of our revenues were denominated in currencies other than the U.S. Dollar, including the Brazilian Real, British pound and Euro. In the future, we may enter into agreements to hedge our risks against foreign currency movements, but as of September 30, 2008 we have not entered into any such agreements. However, any hedging strategies may not be successful, and any future unhedged foreign exchange payments will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
     Consolidations and failures in the banking and financial services industry could adversely affect our revenues by eliminating some of our existing and potential customers and making us more dependent on a more limited number of customers.
     There has been and continues to be substantial merger, acquisition and consolidation activity in the banking and financial services industry. As a result of the rising mortgage delinquency and default rates and general weakening of the national economy, many banks and financial institutions are experiencing negative operating results, including many of our customers. In some cases, these negative operating results have led to the failure and/or consolidation of certain banks and financial institutions.
     Failures, mergers, and consolidations of banks and financial institutions reduce the number of our customers and potential customers, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our customers fail and/or merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger banks or financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.
     Our lenders may have suffered losses related to consolidations and failures in the banking and financial services industry and therefore may not be able to fund our borrowings.
     As a result of the rising mortgage delinquency and default rates and general weakening of the national economy, many banks and financial institutions are experiencing negative operating results. In some cases, these negative operating results have led to the failure and/or consolidation of certain banks and financial institutions, including certain lenders that are parties to our Credit Agreement. As a result, lenders may become insolvent or tighten lending standards, which could in turn make it more difficult or impossible for us to borrow under our Credit Agreement, obtain financing on favorable terms, or obtain financing at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our Credit Agreement because of a lender default or to obtain other cost-effective financing.
          The financial institutions that provide our interest rate swap agreements may have suffered losses related to consolidations and failures in the banking and financial services industry and therefore may not be able to fulfill the obligations under our interest rate swap agreements.
     As a result of the rising mortgage delinquency and default rates and general weakening of the national economy, many banks and financial institutions are experiencing negative operating results. In some cases, these negative operating results have led to the failure and/or consolidation of certain banks and financial institutions, including certain financial institutions that are parties to our interest rate swap agreements. As a result, financial institutions may become insolvent and be unable to fulfill the obligations under our existing interest rate swap agreements, or it may become more difficult or impossible to obtain interest rate swap agreements on favorable terms, or obtain interest rate swap agreements at all. Our financial condition and results of operations would be adversely affected if a financial institution fails to fulfill its obligations under our interest rate swap agreements or to obtain other cost effective interest rate swap agreements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the three month period ended September 30, 2008.

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

Date: November 7, 2008	Fidelity National Information Services, Inc.

	By:	/s/ GEORGE P. SCANLON George P. Scanlon Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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