Form 10-K
period 2008-12-31
Fidelity National Information Services, Inc.
filed 2009-02-27
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(904) 854-5000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $6,785,962,978 based on the closing sale price of $36.91 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 190,920,746 as of January 31, 2009.
     The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2008, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2008 FORM 10-K ANNUAL REPORT

     Unless stated otherwise or the context otherwise requires all references to “FIS,” “we”, the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc. (“Certegy”), which was the surviving legal entity in the Certegy Merger; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS on September 12, 2007; all references to “Old FNF” are to Fidelity National Financial, Inc., which owned a majority of the Company’s shares through November 9, 2006; all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective; and all references to “LPS” are to Lender Processing Services, Inc., a former wholly owned subsidiary of FIS, which was spun-off as a separate publicly traded company on July 2, 2008.
PART I
Item 1. Business.
General Development of the Business
     Our business operations and organizational structure result from the February 1, 2006, business combination of FIS and Certegy (the “Certegy Merger”), pursuant to which FIS was merged into a wholly-owned subsidiary of Certegy. Immediately after the Certegy Merger, the stockholders of FIS, including its then-majority stockholder Old FNF, owned approximately 67.4% of the Company’s outstanding common stock. Accordingly, for accounting and financial reporting purposes, the Certegy Merger was treated as a reverse acquisition of Certegy by FIS using the purchase method of accounting pursuant to U.S. generally accepted accounting principles. Under this accounting treatment, although Certegy was the legal entity that survived the merger, FIS was viewed as the acquirer for accounting purposes, and our financial statements and other disclosures for periods prior to the Certegy Merger treat FIS as our predecessor company. Also, as a result of the Certegy Merger, the registrant’s name changed from “Certegy Inc.” to “Fidelity National Information Services, Inc.” and our New York Stock Exchange trading symbol from “CEY” to “FIS”. On November 9, 2006, Old FNF (after other transactions in which it distributed all of its assets other than its ownership in FIS) merged with and into FIS (the “FNF Merger”). Upon completion of the FNF Merger, FIS became an independent publicly traded company, and Old FNF ceased to exist as an independent publicly traded company. The assets distributed by Old FNF prior to the FNF Merger included its ownership in FNT, which following the FNF Merger renamed itself Fidelity National Financial, Inc.
     We are incorporated under the laws of the State of Georgia, where Certegy was initially incorporated on March 2, 2001. Although many of these acquisitions added important applications and services to the offerings of FIS, our long-term objectives have been driven primarily by internal growth and the following acquisitions:
•	The financial services division of ALLTEL Information Services, Inc., a provider of core banking services;

•	Aurum Technology, a provider of software and outsourcing solutions to community banks and credit unions;

•	Kordoba, a provider of information technology solutions for the financial services industry with a focus on services and solutions for the German banking market;

•	Sanchez Computer Associates, Inc., a provider of software and outsourcing solutions to banks and other financial institutions;

•	InterCept, Inc., a provider of outsourced and in-house core banking solutions, as well as item processing and check imaging services;

•	Certegy, a provider of card issuer services to financial institutions and check risk management services in the U.S. and internationally; and

•	eFunds Corporation, a provider of risk management services, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally.
Financial Information About Operating Segments and Geographic Areas
     On July 2, 2008, we completed the spin-off of our former lender processing services segment into a separate publicly traded company, Lender Processing Services, Inc., referred to as LPS. The results of operations of the lender processing services segment are reflected as discontinued operations in the Consolidated Statements of Earnings, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), for all

periods presented. Subsequent to the LPS spin-off, we reviewed our reporting and management structure, and beginning with this Form 10-K, are reporting the results of our operations in four new reporting segments: 1) Financial Solutions, 2) Payment Solutions, 3) International and 4) Corporate and Other. All periods presented have been conformed to reflect the segment changes.
Narrative Description of the Business
     FIS is a leading provider of technology solutions, processing services and information-based services to the financial services industry. We offer a diversified service mix and benefit from the opportunity to cross-sell multiple services across our broad customer base. FIS is a member of Standard and Poor’s (S&P) 500 Index.
     As of December 31, 2008 we have over 14,000 customers in over 90 countries spanning all segments of the financial services industry. These customers include 40 of the top 50 world banks, including nine of the top 10, as ranked by Bankalmanac.com as of April 30, 2008, as well as mid-tier and community banks, credit unions, commercial lenders, automotive financial institutions, retailers and international customers. Additionally, we provide services to numerous retailers via our check processing services. No individual customer represents more than 10% of our revenues.
Revenues by Segment
     The table below summarizes the revenues by our reporting segments (in millions):

	2008	2007	2006
Financial Solutions	$1,158.8	$1,007.6	$882.2
Payment Solutions	1,530.2	1,298.8	1,120.5
International	759.5	618.1	430.3
Corporate & Other	(2.5)	(3.5)	(16.5)

Total Consolidated Revenues	$3,446.0	$2,921.0	$2,416.5

     Financial Solutions
     The primary focus of our Financial Solutions segment is servicing the core and related ancillary processing needs of U.S. banks, credit unions, automotive financial companies, commercial lenders, independent community and savings institutions. Our product and service offerings in this segment include:
•	Core Processing Applications. Our core processing software applications are designed to run critical banking processes for our financial institution clients. These critical processes include deposit and lending systems, customer systems and most other central systems that a financial institution must utilize to manage the products and services it provides to its customers.

•	Channel Solutions. Our comprehensive suite of retail delivery applications enable financial institutions to integrate and streamline customer-facing operations and back-office processes, thereby improving customer interaction across all channels (e.g., branch offices, Internet, ATM, call centers).

•	Decision Solutions. Our decision solutions offer a full spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing mature customer accounts and fraud. Our applications include know your customer, new account decisioning, new account opening, account and transaction management, fraud management and collections.

•	Syndicated Loan Applications. Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination and management.

•	Automotive Finance Applications. Our primary automotive finance applications include an application suite that assists automotive finance institutions in evaluating loan applications and credit risk, and allows automotive finance institutions to manage their loan and lease portfolios. We also offer dealer wholesale finance and other ancillary services to the automotive industry.

•	Commercial Technology. Our commercial technology includes solutions designed to meet the technology challenges facing any client, large or small. Our technology solutions range in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures.

•	Global Solutions. Our global solutions business provides outsourcing teams, both onshore and offshore, to manage costs, improve operational efficiency, transform processes and deliver world-class customer service all around the world.

•	Risk Management. Our risk management services utilize our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account or accepting a check at either the point-of-sale, a physical branch location, or through the Internet. Our systems utilize a combination of advanced authentication procedures, predictive analytics, artificial intelligence modeling, neural networks and proprietary and shared databases to assess and detect fraud risk for deposit transactions for financial institutions.

•	Ancillary Solutions. We offer a number of services that are ancillary to the primary products and services listed above including branch automation, back office support systems and compliance support.
     We employ several business models to provide our solutions to our customers. We typically deliver the highest value to our customers when we combine our software applications and deliver them in one of several types of outsourcing arrangements, such as an application service provider, facilities management processing or an application management arrangement. We are also able to deliver individual applications through a software licensing arrangement. Based upon the expertise gained through the foregoing arrangements, some clients also use us to manage their IT operations without providing any of our proprietary software.
     Payment Solutions
     Our Payment Solutions segment is focused on servicing the payment and electronic funds transfer needs of U.S. banks, credit unions, automotive financial companies, commercial lenders, independent community and savings institutions. Our product and service offerings in this segment include:
•	Debit & Electronic Funds Transfer. Our debit and electronic funds transfer processing options include multiple authorization options, settlement and card management.

•	Electronic Banking and Bill Payment. Our electronic banking services are utilized by more than 1,700 financial institutions to offer Internet banking and bill payment services to their customers. Our bill payment solution is designed to ease online banking by providing a robust bill payment solution including paying bills online, scheduling payments, setting up recurring payments, using various accounts, and viewing payment history.

•	Merchant Processing. Our merchant processing provides everything a financial institution needs to manage its merchant portfolio including point-of-sale equipment, transaction authorization, draft capture, settlement, charge-back processing and reporting.

•	Item Processing Services. Our item processing equip financial institutions with the equipment needed to capture and sort items, process exceptions through keying, balancing, archiving and the production of statements. Our item processing services are utilized by more than 1,400 financial institutions and are performed at one of our 33 item processing centers located throughout the U.S. or on-site at customer locations.

•	Credit Card Services. Over 6,000 financial institutions utilize a combination of our technology and or/services to issue VISA, MasterCard or American Express branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts, from card production and activation to an extensive range of fraud management services to value-added loyalty programs designed to increase card usage and fee-based revenues. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing customers, nor do we fund their receivables.

•	Prepaid Card Services. We are one of the largest and most comprehensive provider of prepaid card services, including gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored value programs.

•	Check Authorization. Our check authorization system utilizes artificial intelligence modeling, neural networks and other state-of-the-art technology to deliver accuracy, convenience and simplicity to retailers.

•	Ancillary Solutions. We offer a number of services that are ancillary to the primary products and services listed above, including print and mail capabilities. Our print and mail services offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs.
     International
     We provide core banking applications, item processing, card services and check risk management solutions to financial institutions, card issuers, and retailers in over 90 countries outside the United States. Our international operations leverage existing domestic applications and provide services for the specific business needs of our customers in targeted international markets. Our product and service offering includes a comprehensive range of financial and payment processing software and services. Our payment solutions services include fully outsourced card issuer services and customer support, item processing and retail point-of-sale check authorization services. Our financial solutions services include fully outsourced core bank processing arrangements, application management, software licensing and maintenance, facilities management and consulting services.
     Corporate and Other Segment
     The Corporate and Other segment consists of the corporate overhead costs that are not allocated to any operating segments. These include costs related to human resources, finance, accounting, domestic sales and marketing and amortization of acquisition related intangibles and other costs that are not considered when management evaluates segment performance.
Sales and Marketing
     We have teams of experienced sales personnel with expertise in particular services or the needs of particular types of customers. We target the majority of our potential customers via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts. Marketing activities include direct marketing, print advertising, media relations, public relations, tradeshow and convention activities, seminars and other targeted activities. Our sales force also targets existing customers to promote the cross-selling of additional products and services to our existing client base. Our strategy is to use the most efficient delivery system available to successfully acquire clients and build awareness of our products and services.
Patents, Trademarks and Other Intellectual Property
     We rely on a combination of contractual restrictions, internal security practices, and applicable law to establish and protect our software, technology and expertise worldwide. Further, we have developed a number of brands that have accumulated substantial goodwill in the marketplace, and we rely on trademark law to protect our rights in those brands. While we intend to continue taking appropriate measures to protect our intellectual property rights, these legal protections and arrangements afford only limited protection, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. In general, we own the proprietary rights necessary for the conduct of our business, although we do license certain items from third parties under arms-length agreements for varying terms.
Competition
     Our primary competitors include internal technology departments within financial institutions and retailers, data processing or software development departments of large companies or large computer manufacturers, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services and companies that market software for the financial services industry. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our products and services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings. Specific competitors for both financial and payment solutions include:

     Fiserv, Inc., Jack Henry and Associates, Inc. and Metavante Corporation. In the core processing market, we also compete with Open Solutions, Inc., International Business Machines Corporation (IBM), Accenture Ltd., and in certain non-U.S. markets, Alnova Technologies Corporation, I-Flex Solutions Limited n/k/a Oracle Financial Services Software Limited and Temenos Group AG. Our competitors in the card services market include third-party credit and debit card processors such as First Data Corporation, Total System Services, Inc., Electronic Data Systems Corporation (EDS) and Payment Systems for Credit Unions (PSCU). Competitors in the check risk management services market include First Data Corporation’s TeleCheck Services division, and Global Payments, Inc.
Research and Development
     Our research and development activities have related primarily to the design and development of processing systems and related software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our outsourcing infrastructure. In addition, we intend to offer services that are compatible with new and emerging delivery channels.
     As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity type functions within a technology platform environment. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In the years ended December 31, 2008, 2007 and 2006 we recorded expense of approximately $84.8 million, $70.4 million, and $70.9 million, respectively, on research and development efforts (excluding amounts capitalized).
Government Regulation
     Our products and services are subject to a broad range of complex federal, state, and foreign regulation, including federal truth-in-lending and truth-in-savings rules, Regulation AA (Unfair or Deceptive Acts or Practices), privacy laws, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and the Community Reinvestment Act. The compliance of our products and services with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. Our clients are contractually responsible for determining what is required of them under applicable laws and regulations so that we can assist them in their compliance efforts. The failure of our products and services to comply with applicable laws and regulations could result in restrictions on our ability to provide them, as well as the imposition of civil fines and/or criminal penalties. The four principal areas of regulation impacting our business are:
•	Privacy. Our financial institution clients are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act. These regulations place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The new regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves.

•	Consumer Reporting. Our retail check authorization services (Certegy Check Services) and account opening services (ChexSystems) maintain databases of consumer information and, as a consequence, are subject to the Federal Fair Credit Reporting Act and similar state laws. Among other things, the Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their files, to dispute their accuracy, and to require verification or removal of disputed information. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling disputes.

•	Debt Collection. Our collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws.

•	Money Transfer. Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. This business is also subject to various state, local and tribal licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission and the sale of stored value cards to register as a money transmitter with that jurisdiction’s banking department.
     As a provider of electronic data processing and back-office services to financial institutions we are also subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators. We are also subject to review by state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.
     The foregoing list of laws and regulations to which our company is subject is not exhaustive, and the regulatory framework governing our operations changes continuously. Although we do not believe that compliance with future laws and regulations related to our businesses will have a material adverse effect on our company, enactment of new laws and regulations may increasingly affect the operations of our business, directly and indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity, and/or loss of revenue.
Employees
     As of December 31, 2008, we had approximately 26,000 employees, including approximately 15,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.
Available Information
     Our Internet website address is www.fidelityinfoservices.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, available, free of charge, on that website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission. Our Corporate Governance Policy and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any shareholder who mails a request to the Corporate Secretary, Fidelity National Information Services, Inc., 601 Riverside Avenue, Jacksonville, FL 32204 USA. Other corporate governance-related documents can be found at our website as well. However, the information found on our website is not a part of this or any other report.
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
We may experience defects, development delays, installation difficulties and system failures with respect to our technology solutions, which would harm our business and reputation and expose us to potential liability.
     Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in: (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of customers; and (vi) negative publicity; or exposure to liability claims.
     Any one or more of the foregoing could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through disclaimers and limitation-of-liability provisions in our license and customer agreements, we cannot be certain that these measures will always be successful in limiting our liability.
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
Our revenues from the sale of services to members of VISA, MasterCard, American Express and other similar organizations are dependent upon our continued certification and sponsorship, and the loss or suspension of certification or sponsorship could adversely affect our business.
     In order to provide our card processing services, we must be certified by Visa, MasterCard, American Express and other similar organizations. These certifications are dependent upon our continued adherence to the standards of the issuing bodies. The member financial institutions, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our certifications could be suspended or terminated. The termination of our certifications, or any changes in the rules and regulations governing VISA, MasterCard, American Express or other similar organizations could prevent our registration or otherwise limit our ability to provide services, which could result in a reduction in revenue or increased costs of operation, which in turn could have a material adverse effect on our business.
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

Demand for many of our services is sensitive to the level of consumer transactions generated by our customers, and accordingly, our revenues could be impacted negatively by the current recession or any other event causing a material slowing of consumer spending.
     A significant portion of our revenue is derived from transaction processing fees. Any changes in economic factors, such as the current recession, that adversely affect consumer spending and related consumer debt, or lead to a reduction in check writing or credit and debit card usage, could reduce the volume of transactions that we process, and have an adverse effect on our business, financial condition and results of operations.
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
     Our customers are subject to a number of government regulations and industry standards with which our services must comply. For example, our services are affected by VISA, MasterCard, American Express and electronic payment standards that are generally updated twice annually. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, and results of operations.
Security breaches or our own failure to comply with privacy regulations imposed on providers of services to financial institutions could harm our business by disrupting our delivery of services and damaging our reputation.
     As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers and payment history records. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet.
     Additionally, as a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, if more restrictive privacy laws or rules are adopted in the future on the federal or state level, that could have an adverse impact on us. Any inability to prevent security or privacy breaches could cause our existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers and/or adversely impact our relationship with administrative agencies.
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
     If a check that we have guaranteed is dishonored by the check writer’s bank, we must reimburse our merchant customer for the check’s face value and pursue collection of the amount from the check writer. In some cases, we recognize a liability to our merchant customers for estimated check returns and a receivable for amounts we estimate we will recover from the check writers, based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned may exceed our estimates and actual amounts recovered may be less than our estimates.
If our applications or services are found to infringe the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.
     As our information technology applications and services develop, we may become increasingly subject to infringement claims. Any claims, whether with or without merit, could: (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing or using applications that incorporate the challenged intellectual property; (iii) require us to redesign our applications, if feasible; (iv) divert management’s attention and resources; and (v) require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.
Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.
     We derive a significant portion of our revenue and earnings from international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. Dollar versus local currencies. In addition, we are less well-known internationally than in the United States, have less experience with local business conditions and will face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance.
     As we expand our international operations, more of our customers may pay us in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates. Our primary exposure to movements in foreign currency exchange rates relate to foreign currencies in Brazil, Europe, Australia and parts of Asia. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. During the twelve months ended December 31, 2008, approximately 17% of our revenues were denominated in currencies other than the U.S. Dollar, including the Brazilian Real, British pound and Euro. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
Our existing levels of leverage and debt service requirements may adversely affect our financial and operational flexibility.
     As of December 31, 2008, we had total debt of approximately $2.5 billion. This level of debt could have important consequences to us, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and limits our ability to pursue other business opportunities and implement certain business strategies; (ii) we use a large portion of the money we earn to pay principal and interest on our senior credit facilities, which reduces the amount of money available to finance operations, acquisitions and other business activities, repay other indebtedness and pay shareholder dividends; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and (iv) we have a higher level of debt than some of our competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.
     In addition, the terms of our senior credit facilities may restrict us from taking actions, such as making significant acquisitions or dispositions or entering into certain agreements, which we might believe to be advantageous to us.
If we are unable to successfully consummate and integrate acquisitions, our results of operations may be adversely affected.
     We have made numerous acquisitions in recent years as a part of our growth strategy. We anticipate that we will continue to seek to acquire complementary businesses and services. This strategy will depend on the ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so will be made more difficult by our existing debt. If we are unable to acquire suitable acquisition candidates, we may experience slower growth. Further, after successfully completing acquisitions, we face challenges in integrating acquired businesses. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions and cross-selling opportunities. There can be no assurance that we will be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together, and the process of integrating these acquisitions may disrupt our business and divert our resources.
We may be unable to achieve some or all of the benefits that we expect from the LPS spin-off.
     We may not be able to achieve the strategic and financial benefits we expected to result from the LPS spin-off or such benefits may be delayed. These outcomes may occur due to, among other things, the loss of synergies, excess costs the two companies will incur as stand-alone entities, or the obligations imposed on us to avoid certain transactions in respect of our capital stock in order to preserve the planned tax-free nature of the transactions.
If any part of the LPS spin-off is determined to be a taxable transaction, then additional taxes could be imposed on us and our shareholders.
     On June 20, 2008, we received a favorable private letter ruling from the Internal Revenue Service (“IRS”) regarding the contribution of our interest in the assets, liabilities, businesses and employees related to our lender processing services operations in exchange for the receipt by us of LPS common stock and LPS debt obligations, which we refer to as the contribution, the exchange by us of LPS debt obligations for certain outstanding FIS debt, which we refer to as the debt exchange, and the distribution of LPS common stock to our shareholders, which we refer to as the spin-off. The IRS ruling was to the effect that: (i) the contribution taking into account the spin-off will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, in which neither we nor LPS will recognize any gain or loss; (ii) no gain or loss will be recognized by us in the debt exchange, pursuant to Section 361 of the Code; and (iii) no gain or loss will be recognized by us or our shareholders on the spin-off, pursuant to Section 355 and related provisions of the Code (including Section 361(c) of the Code), except that any gain that our shareholders realize on cash received in lieu of any fractional shares of our common stock to which such shareholders may be entitled in the spin-off generally will be taxable to our shareholders.
     Notwithstanding our receipt of the IRS private letter ruling, the IRS could determine that the contribution, debt exchange and/or spin-off constitute taxable transactions if it determines that there was a misstatement or omission of any of the facts, representations, or undertakings that were included in the request for the private letter ruling, or if it disagrees with our conclusions reached regarding certain factual requirements that, consistent with the IRS’ standard ruling policy, were not covered by the IRS ruling.
     If one or more of the contribution, debt exchange or spin-off transactions ultimately were determined to be subject to tax, we would recognize gain and the amount of that gain would be up to the excess of the fair market value of the LPS stock and debt obligations we received in the contribution over our basis in the assets we contributed to LPS in the contribution. The amount of such gain could be substantial. Further, if the spin-off transaction were subject to tax, in addition to tax imposed on us, our shareholders generally would be treated as if they received a taxable distribution equal to the full fair market value of LPS stock on the distribution date. In addition, we could be subject to tax on certain of the preliminary asset transfers that were made in connection with the contribution transaction.
     Notwithstanding the favorable IRS ruling that the spin-off qualified for tax-free treatment, it would become taxable to us, pursuant to Section 355(e) of the Code, if 50% or more of the shares of either our common stock or LPS common stock were acquired, directly or indirectly, as part of a plan or series of related transactions that included the spin-off. If the IRS were to determine that acquisitions of our common stock or of LPS common stock, either before or after the spin-off, were part of a plan or series of related transactions that included the spin-off, this determination could result in the recognition of substantial gain by us under Section 355(e).
     Although the taxes resulting from the contribution, debt exchange or spin-off not qualifying for tax-free treatment for United States Federal income tax purposes generally would be imposed on us and our shareholders, under the tax disaffiliation agreement entered into by us and LPS in connection with the distribution, LPS would be required to indemnify us and our affiliates against all tax related liabilities caused by the failure of any of those transactions to qualify for tax-free treatment for United States Federal income tax purposes (including as a result of Section 355(e) of the Code) to the extent these liabilities arise as a result of any action taken by LPS or any of LPS’ affiliates following the spin-off or otherwise result from any breach of any representation, covenant or obligation of LPS or any of LPS’ affiliates under the tax disaffiliation agreement.

     There is no guaranty that LPS will have financial resources to satisfy any such indemnification obligation described above.
The executive chairman of our board of directors and other officers and directors have interests and positions that could present potential conflicts.
     We and certain of our subsidiaries are parties to a variety of related party agreements with FNF and LPS. William P. Foley, II, who is our Executive Chairman, is currently the Chairman of the board of directors of both FNF and LPS. Lee A. Kennedy, who serves as President and Chief Executive Officer of our company, is also a director of LPS. Brent B. Bickett, who is an officer of FIS, is also an officer of FNF and LPS. William P. Foley, II and Brent B. Bickett also own or hold substantial amounts of LPS and FNF stock and stock options. Thomas M. Hagerty and Richard N. Massey, who are both directors of FIS, are also directors of FNF. As a result of the foregoing, there may be circumstances where certain of our executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our past and ongoing relationships with FNF and LPS, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits and indemnification; (ii) the quality, pricing and other terms associated with services that we provide to FNF and LPS, or that they provide to us, under related party agreements; (iii) business opportunities arising for either us, FNF or LPS, that could be pursued by either us, or by FNF or LPS; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting FIS.
     We seek to manage these potential conflicts through, abstention, oversight by independent members of our board of directors and provisions in our agreements with FNF and LPS. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts with FNF and LPS, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.
We have substantial investments in recorded goodwill and other intangible assets as a result of prior acquisitions, and a further more severe or continued economic downturn could cause these investments to become impaired, requiring write-downs that would reduce our operating income.
     As of December 31, 2008, goodwill aggregated to approximately $4,194.0 million, 55.8% of total assets, and other indefinite lived intangible assets aggregated to approximately $152.0 million, 2.0% of total assets. Current accounting rules require goodwill and other indefinite lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our fiscal year 2008 annual assessment of the recoverability of goodwill indicated that the fair value of the Company’s reporting units were in excess of the carrying value of those reporting units, and thus no goodwill impairment existed as of December 31, 2008. Additionally, other than with respect to our Certegy Check business, where we recorded an impairment charge of $52.0 million in the fourth quarter of 2008, the fair value of indefinite lived intangible assets was in excess of the carry value of those assets. However, if the current worldwide economic downturn continues, the carrying amount of our goodwill and other indefinite lived intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor the fair value of our other indefinite lived intangible assets as well as our market capitalization and the impact of the current economic downturn on our business to determine if there is an impairment in future periods.
Consolidations and failures in the banking and financial services industry could adversely affect our business by eliminating some of our existing and potential customers and making us more dependent on a more limited number of customers.
     There has been and continues to be substantial consolidation activity in the banking and financial services industry. In addition, many financial institutions that experienced negative operating results, including some of our customers, have failed.
     The failures and consolidations reduce the number of our customers and potential customers, which could adversely affect our revenues even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our customers fail and/or merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

Losses, consolidations and failures in the financial services industry may impact our ability to borrow funds or the ability of our lenders to fulfill their obligations under our interest rate swap agreements.
     Many financial institutions are currently experiencing negative operating results. In some cases, these negative operating results have led to financial institution failures and/or consolidations, including, in some cases, lenders that are parties to our Credit Agreement and interest rate swap agreements. As a result, lenders may become insolvent or tighten lending standards, which could in turn make it more difficult or impossible for lenders to perform their obligations under our interest rate swap agreements or for us to borrow under our Credit Agreement, obtain financing on favorable terms, or obtain financing or interest rate swap agreements at all. Our financial condition and results of operations could be adversely affected if a financial institution fails to fulfill its obligations under our interest rate swap agreements or we are unable to draw funds under our Credit Agreement or obtain other cost-effective financing.
Statement Regarding Forward-Looking Information
     The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:
•	general political, economic, and business conditions, including the possibility of intensified international hostilities, acts of terrorism, and general volatility in the capital markets;

•	failures to adapt our services to changes in technology or in the marketplace;

•	consolidation or failures in the banking industry;

•	consolidation or failures in the retail industry;

•	security breaches of our systems and computer viruses affecting our software;

•	the impact of competitive services and pricing;

•	the ability to identify suitable acquisition candidates and the ability to finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price;

•	our ability to integrate any acquired business’ operations, services, clients, and personnel;

•	the effect of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business;

•	changes in, or the failure to comply with, government regulations, including privacy regulations; and

•	other risks detailed elsewhere in this Risk Factors section and in our other filings with the Securities and Exchange Commission.
     We are not under any obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the possibility that actual results may differ materially from our forward-looking statements.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.

     FIS’ corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida in a facility leased from LPS. In addition, FIS owns or leases support centers, data processing facilities and other facilities at over 190 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster.
Item 3. Legal Proceedings.
     See discussion of Litigation in Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS.” The table set forth below provides the high and low sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2008 and 2007. On July 2, 2008 (the “spin-off date”), all of the shares of the common stock, par value $0.0001 per share of LPS, previously a wholly-owned subsidiary of FIS, were distributed to FIS shareholders through a stock dividend (the “spin-off”). In the spin-off, FIS contributed to LPS all of FIS’ interest in the assets, liabilities, businesses and employees related to FIS’ Lender Processing Services segment in exchange for shares of LPS common stock and $1,585.0 million aggregate principal amount of LPS debt obligations, which we exchanged with the holders of our $1,585.0 Term Loan B and retired the latter debt. Upon the distribution, FIS shareholders received one-half share of LPS common stock for every share of FIS common stock held as of the close of business on June 24, 2008. FIS’ shareholders collectively received 100% of the LPS Common Stock, which became a separate public company trading under the symbol “LPS” on the New York Stock Exchange.

	High	Low	Dividend
2008
First Quarter	$43.50	$36.31	$0.05
Second Quarter	$42.16	$34.90	$0.05
Third Quarter (a)	$37.25	$18.09	$0.05
Fourth Quarter (a)	$18.18	$12.47	$0.05
2007
First Quarter	$47.55	$40.34	$0.05
Second Quarter	$55.09	$47.35	$0.05
Third Quarter	$57.67	$44.28	$0.05
Fourth Quarter	$47.86	$41.50	$0.05

(a)	The sales prices of our common stock for the third and fourth quarter of 2008 reflect the LPS spin-off. As of January 31, 2009, there were approximately 8,947 shareholders of record of our common stock.
     We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of our Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in our debt agreements. A regular quarterly dividend of $0.05 per common share is payable March 30, 2009 to shareholders of record as of the close of business on March 16, 2009.
     Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.
     On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to $200.0 million worth of our common stock (the “Old Plan”). On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to an additional

$250.0 million worth of our common stock (the “New Plan”). Under the New Plan we repurchased 5.8 million shares of our common stock for $226.2 million, at an average price of $38.97, for the year ended December 31, 2008. There were no stock repurchases during the 2008 fourth quarter. During the year ended December 31, 2008, we also repurchased an additional 0.2 million shares of our common stock for $10.0 million at an average price of $40.56 under the Old Plan. Total shares repurchased during the year ended December 31, 2008 were 6.0 million shares for $236.2 million at an average price of $39.04.

Item 6. Selected Financial Data.
     The selected financial data set forth below constitutes historical financial data of FIS and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included elsewhere in this report.
     On February 1, 2006, we completed the Certegy merger. For accounting and financial reporting purposes, the merger was treated as a reverse acquisition of Certegy by FIS under the purchase method of accounting pursuant to generally accepted accounting principles. Accordingly, our historical financial information for periods prior to the Certegy Merger is the historical financial information of FIS.
     On July 2, 2008, we completed the LPS spin-off. For accounting purposes the results of LPS are presented as discontinued operations. Accordingly all prior periods have been restated to present the results of FIS on a stand alone basis and include the results of LPS up to July 1, 2008 as discontinued operations.

	Year Ended December 31,
	2008(1)(2)	2007(1)(2)	2006(2)	2005	2004
	(In millions, except per share data)
Statement of Earnings Data:
Processing and services revenues	$3,446.0	$2,921.0	$2,416.5	$1,258.8	$981.8
Cost of revenues	2,636.9	2,265.8	1,872.2	939.0	733.1

Gross profit	809.1	655.2	544.3	319.8	248.7

Selling, general and administrative expenses	389.4	302.9	279.8	179.9	186.3
Research and development costs	84.8	70.4	70.9	85.7	40.3

Operating income	334.9	281.9	193.6	54.2	22.1
Other income (expense)	(155.7)	102.1	(188.4)	(127.3)	19.3

Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	179.2	384.0	5.2	(73.1)	41.4
Provision for income taxes	57.6	136.2	(2.9)	(36.9)	12.7
Equity in earnings (loss) of unconsolidated entities	(0.2)	2.8	5.8	5.0	(3.3)
Minority interest	(4.0)	0.1	1.7	(6.7)	(3.7)

Net earnings from continuing operations	117.4	250.7	15.6	(37.9)	21.7
Earnings from discontinued operations, net of tax	97.4	310.5	243.5	238.5	167.7

Net earnings	$214.8	$561.2	$259.1	$200.6	$189.4

Net earnings per share — basic from continuing operations(3)	$0.61	$1.30	$0.08	$(0.30)	$0.17
Net earnings per share — basic from discontinued operations(3)	0.51	1.61	1.31	1.86	1.31

Net earnings per share — basic(3)	$1.12	$2.91	$1.39	$1.57	$1.48

Weighted average shares — basic	191.6	193.1	185.9	127.9	127.9
Net earnings per share — diluted from continuing operations(3)	$0.61	$1.28	$0.08	$(0.30)	$0.17
Net earnings per share — diluted from discontinued operations(3)	0.50	1.58	1.29	1.86	1.31

Net earnings per share — diluted(3)	$1.11	$2.86	$1.37	$1.56	$1.48

Weighted average shares — diluted	193.5	196.5	189.2	128.4	127.9

(1)	eFunds’ results of operations are included in earnings from September 12, 2007, the eFunds acquisition date.

(2)	Certegy’s results of operations are included in earnings from February 1, 2006, the Certegy Merger date.

(3)	Net earnings per share are calculated, for all periods prior to 2006, using the shares outstanding following FIS’ formation as a holding company, adjusted as converted by the exchange ratio (0.6396) in the Certegy Merger.

	As of December 31,
	2008 (1)	2007	2006	2005(2)	2004
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$220.9	$355.3	$211.8	$133.2	$190.9
Goodwill	4,194.0	5,326.8	3,737.5	244.8	232.9
Other intangible assets	924.3	1,030.6	1,010.0	15.5	25.5
Total assets	7,514.0	9,794.6	7,630.6	4,189.0	4,002.9
Total long-term debt	2,514.5	4,275.4	3,009.5	2,564.1	431.2
Minority interest	164.2	14.2	13.0	13.1	13.6
Total stockholders’ equity	3,532.8	3,781.2	3,142.7	694.6	2,754.8
Cash dividends declared per share	$0.20	$0.20	$0.20	$—	$—

(1)	Our LPS business was spun-off as of July 2, 2008.

(2)	On March 8, 2005, the Company paid a dividend to Old FNF, its former parent, of $2.7 billion as part of a recapitalization transaction.
Selected Quarterly Financial Data
     Selected unaudited quarterly financial data is as follows:

	Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2008
Processing and services revenues	$830.3	$869.7	$884.0	$862.0
Gross profit	181.6	195.7	222.2	209.6
Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	14.0	17.1	73.0	75.1
Net earnings	70.5	71.9	43.6	28.8
Net earnings per share — basic	$0.36	$0.37	$0.23	$0.15
Net earnings per share — diluted	$0.36	$0.37	$0.23	$0.15
2007
Processing and services revenues	$665.0	$695.3	$705.4	$855.3
Gross profit	145.8	160.7	141.8	206.9
Earnings before income taxes, equity in earnings (loss) of unconsolidated entities and minority interest	(12.6)	122.0	200.7	73.9
Net earnings	59.5	148.0	245.3	108.4
Net earnings per share — basic	$0.31	$0.77	$1.27	$0.56
Net earnings per share — diluted	$0.30	$0.75	$1.25	$0.55

(1)	The fourth quarter of 2007 and each quarter of 2008 includes a full quarter of revenues relating to the eFunds acquisition.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.
     This section should be read in conjunction with the audited Consolidated Financial Statements and related Notes of FIS included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.
Overview
     We are one of the largest global providers of processing services to financial institutions and businesses, serving customers in over 90 countries throughout the world. We are among the market leaders in core processing, card issuing services and check point-of-sale verification and guarantee. We offer a diversified service mix, and benefit from the opportunity to cross-sell multiple services across our broad customer base. We have four reporting segments: Financial Solutions, Payment Solutions, International and Corporate and Other. A description of these segments is included above in Item 1. Revenues by Segment and the results of operations of our segments are discussed below in Segment Results of Operations.
Business Trends and Conditions
     Increases in deposit and card transactions can positively affect our business and thus the condition of the overall economy can have an effect on growth.
     We compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to utilize our services under an outsourced arrangement or to process in-house under a software license and maintenance agreement. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams. Generally, demand for outsourcing solutions has increased over time as service providers such as us realize economies of scale and improve their ability to provide services that improve customer efficiencies and reduce costs.
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
     Consolidation within the banking industry may be beneficial or detrimental to our businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity.
     We believe that we are facing one of the most difficult times that has ever existed for financial institutions, retailers and other businesses in the United States and internationally. We expect there to be a significant number of bank failures in the next few years, which may be offset to a degree by somewhat decreased bank acquisition activity. However, we believe that our potential exposure to bank failures and forced government actions that have occurred to date is less than one half of one percent of our revenues. Additionally this exposure does not consider any incremental revenues we may generate from potential license fees or service associated with assisting surviving institutions with integrating acquired assets resulting from financial failures. We believe that software sales will be the most at risk as far as discretionary purchases that financial institutions may defer. However, software sales represent approximately 5% of our revenues and thus any decrease should not have a significant impact on our results of operations. While we believe that we are well positioned to withstand the current financial crisis, there are factors outside our control that might impact our operating results that we may not be able to fully anticipate as to timing and severity, including but not limited to adverse effects if banks are nationalized, continued global economic conditions worsening, causing further slowdown in consumer spending and lending and the impact on our ability to access capital should any or our lenders fail.
Critical Accounting Policies
     The accounting policies described below are those we consider critical in preparing our Consolidated Financial Statements. These policies require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 3 of Notes to the Consolidated Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.
     Revenue Recognition
     The Company generates revenues from the delivery of bank processing and credit and debit card processing services, professional services, software licensing and software related services and products. Revenues are recognized when evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is considered probable. Occasionally, we are party to multiple concurrent contracts with the same customer. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated. Due to the large number, broad nature and average size of individual contracts we are party to, the impact of judgements and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations or financial position. However the broader accounting policy assumptions that we apply across similar arrangements or classes of customers could significantly influence the timing and amount of revenue recognized in our historical and future results of operations or financial position. Additional information about our revenue recognition policies is included in Note 3 to the Consolidated Financial Statements.
     Allowance for Doubtful Accounts
     The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $40.6 million and $53.4 million at December 31, 2008 and 2007, respectively. The decrease in the allowance for doubtful accounts from 2007 is primarily related to the LPS spin-off.
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
     Historically, such estimation processes have proven to be materially accurate; however, our projections of probable check guarantee losses and anticipated recoveries are inherently uncertain, and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. We recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $98.1 million and $113.8 million, respectively, for the years ended December 31, 2008 and 2007. A ten percent difference in our estimated gross check guarantee losses and our estimated recoveries as of December 31, 2008 could impact 2008 net earnings by approximately $2.2 million after-tax.
     Computer Software
     Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2008 and 2007, computer software, net of accumulated amortization, was $617.0 million and $775.2 million, respectively. Purchased software is recorded at cost and amortized using the straight line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over their estimated useful lives, ranging from 3 to 10 years. In determining useful lives, management considers historical results and technological trends which may influence the estimate. Amortization expense for computer software was $149.9 million, $177.8 million and $130.2 million in 2008, 2007 and 2006, respectively. Included in discontinued operations in the Consolidated Statement of Earnings in those years was amortization expense on computer software of $14.8 million, $32.5 million, and $30.2 million for 2008, 2007 and 2006, respectively. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There are inherent uncertainties in determining the expected useful life or cash flows to be generated from computer software. While we have not historically experienced significant changes in these estimates we could be subject to such changes in the future.
     Goodwill and Other Intangible Assets
     We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, are complex and require a significant amount of management judgment. We generally engage independent valuation specialists to assist us in making fair value determinations. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our definite-lived intangible assets to determine whether such estimated useful lives continue to be appropriate. Additionally we review our indefinite lived intangible assets to determine if there is any change in circumstances that may indicate the asset’s useful life is no longer indefinite.
     We review the carrying value of goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires us to perform a two-step impairment test on goodwill. First, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of a reporting unit exceeds the carrying value of the unit’s net assets, goodwill is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Additionally, we estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value.
     Determining the fair value of a reporting unit or acquired intangible assets with indefinite lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions and other assumptions. During the fourth quarter of 2008, immediately prior to our annual measurement date for impairment testing, our market capitalization declined to a point below our book value. Our annual impairment test indicated that no impairment has occurred, based on our assumptions of discounted future cash flows using our current best estimate of future performance. In December of 2008, upon the change in our reporting segments and in light of the fact that our market capitalization continued to remain below our book value, we performed new impairment tests on a segment basis and determined that no impairments existed.
     The Company has reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company. We believe that the overall market conditions that existed at the measurement dates and continue to exist because of the financial crisis have led to a market capitalization well below the fair value of a controlling interest. Based on these factors, we concluded that the market capitalization does not represent the fair value of the Company.
     Our analysis of indefinite lived intangible assets did indicate an impairment of our check trademark. Accordingly we recorded a charge of $52.0 million to reduce the intangible asset’s carrying value to fair value (Note 11). Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our financial statements
     Accounting for Income Taxes
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
Related Party Transactions
     We are a party to certain historical related party agreements with FNF, LPS and other related parties (see Note 5 to the Consolidated Financial Statements included in Item 8 of Part II of this Report).
Factors Affecting Comparability
     Our Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:

•	On July 2, 2008, we completed the LPS spin-off. The results of operations of the Lender Processing Services segment through the July 2, 2008 spin-off date are reflected as discontinued operations in the Consolidated Statements of Earnings, in accordance with SFAS 144, for all periods presented.

•	On September 12, 2007, we acquired eFunds. eFunds provided risk management, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. In connection with this acquisition, we borrowed an additional $1.6 billion under our bank credit facilities. The results of operations and financial position of eFunds are included in the Consolidated Financial Statements from and after the date of acquisition.

•	On August 31, 2007, we completed the sale of one of our subsidiaries, Property Insight, to FNF, for $95.0 million in cash, realizing a pre-tax gain of $66.9 million ($42.1 million after-tax) which is reported as a discontinued operation in the consolidated statements of earnings in accordance with SFAS 144. Property Insight was a leading provider of title plant services to FNF, as well as to various national and regional title insurance underwriters. Property Insight primarily managed, maintained, and updated the title insurance plants that are owned by FNF.

•	On April 25, 2007, the board of directors of Covansys entered into an agreement with Computer Sciences Corporation (“CSC”) under which CSC agreed to acquire Covansys for $34.00 per share in an all-cash transaction. The merger closed on July 3, 2007, and we exchanged our remaining 6.9 million shares of stock in Covansys for cash, and 4.0 million warrants for cash, per the terms of the merger agreement. We realized a pre-tax gain on sales of Covansys securities of $274.5 million in 2007.

•	On February 1, 2006, we completed the Certegy Merger. The transaction resulted in a reverse acquisition with a total purchase price of approximately $2.2 billion. Certegy provided credit card, debit card, and other transaction processing and check risk management services to financial institutions and merchants in the U.S. and internationally through two segments, Card Services and Check Services.
     Although the legal entity that survived the Certegy Merger was Certegy (which has since been renamed Fidelity National Information Services, Inc.), for accounting purposes, our historical financial statements are those of FIS. Our Consolidated Financial Statements include the results of operations of Certegy from the date of the acquisition.
     As a result of the above transactions, the results of operations in the periods covered by the Consolidated Financial Statements may not be directly comparable.
Consolidated Results of Operations
(in millions, except per share amounts)

	2008	2007	2006
	(In millions, except per share amounts)
Processing and services revenues	$3,446.0	$2,921.0	$2,416.5
Cost of revenues	2,636.9	2,265.8	1,872.2

Gross profit	809.1	655.2	544.3

Selling, general, and administrative expenses	389.4	302.9	279.8
Research and development costs	84.8	70.4	70.9

Operating income	334.9	281.9	193.6

Other income (expense):
Interest income	6.3	3.0	1.3
Interest expense	(163.5)	(190.2)	(190.9)
Gain on sale of investment in Covansys	—	274.5	—
Other income (expense), net	1.5	14.8	1.2

Total other income (expense)	(155.7)	102.1	(188.4)

Earnings before income taxes, equity in earnings of unconsolidated entities, minority interest, and discontinued operations	179.2	384.0	5.2
Provision for income taxes	57.6	136.2	(2.9)

Earnings before equity in earnings of unconsolidated entities, minority interest, and discontinued operations	121.6	247.8	8.1
Equity in (losses) earnings of unconsolidated entities	(0.2)	2.8	5.8
Minority interest (expense) income	(4.0)	0.1	1.7

Net earnings from continuing operations	117.4	250.7	15.6
Earnings from discontinued operations, net of tax	97.4	310.5	243.5

Net earnings	$214.8	$561.2	$259.1

	2008	2007	2006
	(In millions, except per share amounts)
Net earnings per share — basic from continuing operations	$0.61	$1.30	$0.08
Net earnings per share — basic from discontinued operations	0.51	1.61	1.31

Net earnings per share — basic	$1.12	$2.91	$1.39

Weighted average shares outstanding — basic	191.6	193.1	185.9

Net earnings per share — diluted from continuing operations	$0.61	$1.28	$0.08
Net earnings per share — diluted from discontinued operations	0.50	1.58	1.29

Net earnings per share — diluted	$1.11	$2.86	$1.37

Weighted average shares outstanding — diluted	193.5	196.5	189.2

     Processing and Services Revenues
     Processing and services revenues totaled $3,446.0 million, $2,921.0 million and $2,416.5 million in 2008, 2007 and 2006, respectively. The increase in revenue during 2008 of $525.0 million, or 18.0% as compared to 2007 is primarily attributable to the impact of the eFunds acquisition, which contributed year over year incremental revenues of $396.3 million. Additionally our Brazilian card processing venture, the “Brazilian Venture” had a year over year increase in revenue of $87.7 million. The increase in revenue in 2007 of $504.5 million as compared to 2006 is primarily attributable to revenue increases from the eFunds and Certegy acquisitions along with organic growth. The eFunds acquisition contributed revenues of $166.6 million from its September 12, 2007 completion date through December 31, 2007 and the Certegy Merger contributed one additional month of revenue in the 2007 period, or approximately $96.4 million, as compared to the full year 2006. The Brazilian Venture contributed $49.2 million to revenue growth in 2007, with other growth in international revenues comprising most of the year over year organic growth.
     Cost of Revenues and Gross Profit
     Cost of revenues totaled $2,636.9 million, $2,265.8 million and $1,872.2 million in 2008, 2007 and 2006, respectively, resulting in gross profit of $809.1 million, $655.2 million and $544.3 million in 2008, 2007 and 2006, respectively. Gross profit as a percentage of revenues (“gross margin”) was 23.5%, 22.4% and 22.5% in 2008, 2007 and 2006, respectively. The increase in cost of revenues of $371.1 million in the 2008 period as compared to the 2007 period is directly attributable to revenue growth across our three operating segments. The increase in gross margin of 1.1% for 2008 over 2007 was driven by the growth of higher product margin sales and gained efficiencies relating to the integration of eFunds. The increase in cost of revenues of $393.6 million in the 2007 period as compared to the 2006 period was attributable to growth in our three operating segments primarily driven by the eFunds acquisition. The gross margin decreased slightly due to the costs associated with the eFunds acquisition including restructuring and integration as well as increased amortization expense relating to purchased intangibles.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $389.4 million, $302.9 million and $279.8 million for 2008, 2007 and 2006, respectively. The increase of $86.5 million in 2008 as compared to 2007 primarily relates to the incremental costs from the eFunds acquisition, as well as increased stock compensation costs, additional restructuring and integration charges, and charges associated with the LPS spin-off. Stock-based compensation increased from $24.9 million in 2007 to $51.6 million in 2008. The $26.7 million increase in stock-based compensation is mainly attributable to charges of $14.1 million for the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition and $2.6 million relating to the acceleration, upon termination, of certain unvested executive stock awards. The remaining increase is attributable to $21.0 million of additional restructuring and integration charges and $9.3 million in charges associated with the spin-off of LPS as compared to $6.0 million and $0.5 million respectively in 2007. The increase of $23.1 million in 2007 as compared to 2006 primarily resulted from the inclusion of $15.2 million of expenses relating to eFunds since its acquisition date, as well as one additional month of Certegy expenses.
     Research and Development Costs
     Research and development costs totaled $84.8 million, $70.4 million and $70.9 million for 2008, 2007 and 2006, respectively. The increase in research and development costs for 2008 as compared to 2007 is primarily related to the eFunds acquisition.
     Operating Income
     Operating income totaled $334.9 million, $281.9 million and $193.6 million for 2008, 2007 and 2006, respectively. Operating income as a percentage of revenue (“operating margin”) was 9.7%, 9.7% and 8.0% for 2008, 2007 and 2006, respectively. The increase in operating margin for 2007 as compared to 2006 is primarily attributable to the increased revenues and achievement of expense synergies relating to the Certegy Merger.

     Interest Expense
     Interest expense totaled $163.5 million, $190.2 million and $190.9 million for 2008, 2007 and 2006, respectively. The decrease of $26.7 million in interest expense in 2008 as compared to 2007 is the result of a reduction of $1.6 billion in debt associated with the LPS spin-off on July 2, 2008 and the inclusion of $27.2 million in write-offs of capitalized debt issuance costs relating to our prior credit facility during 2007, partially offset by the write-off of $12.4 million in capitalized debt issuance costs associated with the Term Loan B retired in conjunction with the LPS spin-off in 2008. Additionally, the impact of our interest rate swaps, which has effectively fixed $2.1 billion of our debt at a rate of approximately 4.7%, offset the favorable decrease in borrowing rates under our credit facility. The decrease in 2007 as compared to 2006 was primarily the result of lower interest rates during 2007 partially offset by the inclusion of $27.2 million in write-offs of capitalized debt issuance costs relating to our prior credit facility.
     Provision for Income Taxes
     Income tax expense (benefit) from continuing operations totaled $57.6 million, $136.2 million and ($2.9) million for 2008, 2007 and 2006, respectively. This resulted in an effective tax rate on continuing operations of 32.1%, 35.5% and (55.2%) for 2008, 2007 and 2006, respectively. The decrease in tax expense for the 2008 period as compared to the 2007 period is attributable to the 2007 period including the gain on sale of Covansys common stock and warrants, partially offset by increased operating income in the 2008 period. The decrease in the 2008 overall effective tax rate is primarily related to state tax benefits and benefits related to research and development credits. The increase in tax expense for the 2007 period as compared to a tax benefit in 2006 is attributable to the gain on sale of Covansys common stock and warrants and increased operating income in the 2007 period. The 2006 year included certain favorable permanent book/tax differences and proportionately higher foreign income taxed at overall lower rates.
     Net Earnings from Continuing Operations
     Net earnings from continuing operations totaled $117.4 million, $250.7 million and $15.6 million for 2008, 2007 and 2006, respectively, or $0.61, $1.28 and $0.08 per diluted share, respectively. The decrease in net earnings in 2008 is primarily the result of 2007 including an after tax gain of $172.9 million, or $0.88 per diluted share, from the sale of Covansys common stock and warrants, partially offset by the inclusion of eFunds for the full year 2008 as compared to the period from its acquisition date September 12, 2007 through December 31, 2007.
Segment Results of Operations
Financial Solutions
(in millions)

	2008	2007	2006
Processing and services revenues	$1,158.8	$1,007.6	$882.2

Operating income	$355.1	$203.1	$181.4

     Revenues for the Financial Solutions segment totaled $1,158.8 million, $1,007.6 million and $882.2 million for 2008, 2007 and 2006, respectively. The overall segment increase of $151.2 million in 2008 as compared to 2007 resulted primarily from the impact of the eFunds acquisition that occurred on September 12, 2007 and organic growth within our existing business. Incremental revenue from the eFunds acquisition contributed a year over year increase of $143.3 million. The overall segment increase of $125.4 million for 2007 as compared to 2006 was primarily attributable to organic growth of 7.9% and incremental revenue from the eFunds acquisition of $56.1 million.
     Operating income for the Financial Solutions segment totaled $355.1 million, $203.1 million and $181.4 million for 2008, 2007 and 2006, respectively. Operating margin was approximately 31%, 20% and 21% for 2008, 2007 and 2006, respectively. The increase in 2008 as compared to 2007 primarily resulted from increased operating margins due to targeted cost reductions coupled with the relatively higher margin on the additional revenues from eFunds. The increase in 2007 as compared to 2006 was primarily due to the eFunds acquisition.
Payment Solutions
(in millions)

	2008	2007	2006
Processing and services revenues	$1,530.2	$1,298.8	$1,120.5

Operating income	$347.8	$291.8	$253.9

     Revenues for the Payment Solutions segment totaled $1,530.2 million, $1,298.8 million and $1,120.5 million for 2008, 2007 and 2006, respectively. The overall segment increase of $231.4 million in 2008 as compared to 2007 resulted primarily from the impact of the eFunds acquisition, which contributed year over year incremental revenue of $210.5 million. The overall segment increase of $178.3 million in 2007 as compared to 2006 resulted principally from organic growth of 8.0% and year over year growth from the eFunds acquisition of $88.9 million.
     Operating income for the Payment Solutions segment totaled $347.8 million, $291.8 million and $253.9 million for 2008, 2007 and 2006, respectively. Operating margin was approximately 23% for all three years, thus the year over year increases results from the margin on the incremental revenues.
International
(in millions)

	2008	2007	2006
Processing and services revenues	$759.5	$618.1	$430.3

Operating income	$49.5	$44.7	$38.3

     Revenues for the International segment totaled $759.5 million, $618.1 million and $430.3 million for 2008, 2007 and 2006, respectively. The overall segment increase of $141.4 million in 2008 as compared to 2007 resulted principally from increased revenue in our Brazilian Venture and incremental revenues due to the eFunds acquisition, partially offset by unfavorable currency effects of $28.2 million. The Brazilian Venture had a year over year increase in revenues of $87.7 million and the eFunds acquisition contributed year over year incremental revenue of $41.5 million. The overall segment increase of $187.8 million in 2007 as compared to 2006 was the result of a $56.4 million increase in financial solutions revenue and a $131.4 million increase in payment solutions revenue. The majority of the $56.4 million increase in financial solutions revenue was due to organic growth, principally in Germany. Of the $131.4 million increase in payment solutions revenue, $58.3 million was due to growth in credit cards principally due to growth in the Brazilian Venture, $40.5 million was due to the addition of the BPO business in Brazil, $8.9 million was due to organic growth in other regions and $23.7 million was due to incremental revenue from the eFunds acquisition.
     Operating income for the International segment totaled $49.5 million, $44.7 million and $38.3 million for 2008, 2007 and 2006, respectively. Operating margin was 7%, 7% and 9% for 2008, 2007 and 2006, respectively. The increase in operating income in 2008, as compared to 2007, as well as 2007 as compared to 2006, primarily results from margins on the incremental revenues.
     Corporate and Other
     The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $417.5 million, $257.7 million and $280.0 million in 2008, 2007 and 2006, respectively. The overall Corporate and Other increase of $159.8 million for 2008 as compared to 2007 is attributable to the effect of incremental expenses related to the eFunds acquisition, additional stock compensation expense, incremental restructuring and integration charges and costs associated with the LPS spin-off. Stock-based compensation increased from $24.9 million in 2007 to $51.6 million in 2008. The $26.7 million increase in stock-based compensation is mainly attributable to charges of $14.1 million for the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition and $2.6 million relating to the acceleration, upon termination, of certain unvested executive stock awards. Intangible asset amortization increased $46.6 million as compared to 2007 primarily relating to the eFunds acquisition coupled with an impairment charge of $26.0 million related to a decline in the fair value of the retail check guarantee business. Corporate expenses also include $21.0 million of restructuring and integration charges and $9.3 million in costs associated with the LPS spin-off.
     The overall corporate and other decrease of $22.3 million for 2007 as compared to 2006 is primarily attributable to a decrease in administrative costs due to cost reduction targets related to the integration of Certegy.
Liquidity and Capital Resources
Cash Requirements
Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At December 31, 2008, we had cash on hand of $220.9 million and debt of approximately $2,514.5 million, including the current portion. Of the $220.9 million cash on hand, approximately $139.8 million is held by our operations in foreign jurisdictions. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.
     We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share is payable March 30, 2009 to shareholders of record as of the close of business on March 16, 2009.
Cash Flows from Operations
     Cash flows from operations were $596.4 million, $463.5 million and $494.7 million in 2008, 2007 and 2006 respectively. Included in the 2007 period cash flow from operations were payments of $106.6 million of tax liability relating to the gain on Covansys and a $47.5 million reduction in taxes payable due to stock option exercises. Included in 2006 cash flow from operations was a $26.9 million reduction in taxes payable due to stock option exercises.
Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. In 2008, we spent approximately $255.4 million on capital expenditures, including approximately $25.0 million related to LPS prior to the spin-off. In 2009 we expect to spend approximately 5% to 7% of 2009 revenue on capital expenditures.
Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, we repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date, January 18, 2012 (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by us. On July 30, 2007, we, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, an increase from the foregoing $600 million. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds Acquisition, and pay related fees and expenses. On July 2, 2008, we completed the spin-off of our former Lender Processing Services segment into a separate publicly traded company, Lender Processing Services, Inc., referred to as LPS. In conjunction with the LPS spin-off, we immediately retired the outstanding $1,585.0 million principal balance of the Term Loan B. Debt issuance costs of $9.1 million are capitalized as of December 31, 2008. The $12.4 million remaining balance of Term Loan B debt issuance costs were written-off during July 2008 in conjunction with the LPS spin-off and retirement of the Term Loan B.
     As of December 31, 2008, the Term Loan A balance was $1,995.0 million and a total of $499.4 million was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors pledged certain equity interests in other entities (including certain of our direct and indirect subsidiaries) as collateral security for the obligations under the credit facility and the guarantee.

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
     In addition to the scheduled principal payments, the Term Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from a percentage of excess cash flow (as defined in the Credit Agreement) between zero and fifty percent commencing with the cash flow for the year ended December 31, 2008. No mandatory prepayments were owed for the year ended December 31, 2008. Voluntary prepayment of the Loan is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
     The outstanding balance on the Loans bears interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurocurrency (LIBOR) rate or (b) either (i) the federal funds rate or (ii) the prime rate. The applicable margin is subject to adjustment based on a leverage ratio (our total indebtedness to our consolidated total EBITDA in our consolidated subsidiaries, as further defined in the Credit Agreement). Alternatively, we have the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, a prohibition on the payment of dividends and other restricted payments if an event of default has occurred and is continuing or would result therefrom, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the Loans. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $150 million or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity. We were in compliance with all covenants related to the Credit Agreement at December 31, 2008.
     As of December 31, 2008, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (see Item 7A).
Contractual Obligations
     FIS’ long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2008 (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$105.5	$210.0	$157.5	$2,041.5	$—	$—	$2,514.5
Interest	133.4	100.0	87.6	4.1	—	—	325.1
Operating leases	62.9	47.4	31.4	18.6	13.2	27.1	200.6
Data processing and maintenance and purchase commitments	138.4	93.6	68.2	54.0	52.0	177.8	584.0

Total	$440.2	$451.0	$344.7	$2,118.2	$65.2	$204.9	$3,624.2

     FIS believes that its existing cash balances, cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet FIS’ expected short-term liquidity needs and its long-term needs for the operations of its business, expected capital spending for the next 12 months and the foreseeable future and the satisfaction of these obligations and commitments.
Off-Balance Sheet Arrangements
     FIS does not have any material off-balance sheet arrangements other than operating leases.
Recent Accounting Pronouncements

     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which will become effective for periods beginning on or after December 15, 2008, and will be applied retrospectively. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Adoption of FSP Emerging Issues Task Force 03-6-1 will not have a material impact on the Company’s financial position or results of its operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB has concluded that the generally accepted accounting principles hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 was effective on November 15, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s financial condition or results of its operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. (“SFAS 161”). SFAS 161 expands the current disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under SFAS 133, and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, the Company will adopt SFAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS 161 will not impact the consolidated financial results as it is disclosure-only in nature.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net earnings attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the Consolidated Statement of Earnings. This Statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net earnings after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the Consolidated Financial Statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Adoption of SFAS 160 will not have a material effect on the Company’s statements of operations. Upon adoption of SFAS 160 the non controlling or minority interest ($164.2 million at December 31, 2008) will be reclassified to a component of equity.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141(R) is effective for periods beginning on or after December 15, 2008, and will apply to business combinations occurring after the effective date. The Company will adopt SFAS 141R and apply its provisions to business combinations subsequent to December 31, 2008.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 as of January 1, 2008. Items in our Consolidated Financial Statements for which SFAS 157 is already effective are discussed in the Financing section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company has not yet applied the disclosure requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined on a non-recurring basis only when there is an indication of potential impairment.
     The fair value hierarchy established by SFAS 157 includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. In accordance with SFAS 157, our financial assets and liabilities that are recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access.
Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.
Level 3. Financial assets and liabilities whose values are based on model inputs that are unobservable.
Item 7A. Quantitative and Qualitative Disclosure About Market Risks
Market Risk
     We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. In managing exposure to these fluctuations, we may engage in various hedging transactions that have been authorized according to documented policies and procedures. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, to manage these risks. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity. Our capital costs are directly linked to financial and business risks. We seek to manage the potential negative effects from market volatility and market risk. It is our policy to manage our debt structure in order to manage capital costs, control financial risks and maintain financial flexibility over the long term.
Interest Rate Risk
     We have issued debt in floating rate instruments. Interest rate swaps are used for the purpose of controlling interest expense by managing the mix of fixed and floating rate debt. We do not seek to make a profit from changes in interest rates. We manage interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, we reduce risk through the purchase of derivatives.
     As of December 31, 2008, we are paying interest on the Revolving Loan at LIBOR plus 0.70% and at LIBOR plus 0.88% on our Term Loan A. A one percent increase in the LIBOR rate would increase our annual debt service on the Credit Agreement by $3.9 million (based on principal amounts outstanding at December 31, 2008, net of interest rate swaps). The credit rating assigned to FIS by Standard & Poor’s was BB+ at December 31, 2008.
     We have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

			Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
October 11, 2007	October 11, 2009	$1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%

		$2,100.0

(1)	1.64% in effect at December 31, 2008 under the agreements.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 0.88% and the Revolving Loan of 0.70% (plus a facility fee of 0.18%) as of December 31, 2008.

     We are subject to foreign exchange risk for foreign currency-denominated transactions, such as debt issued, recognized payables and receivables and forecasted transactions. Changes in foreign currency exchange rates also affect translations of revenues denominated in currencies other than U.S. Dollars. Our international operations generated approximately $760.0 million in revenues in 2008, of which approximately $614.0 million was denominated in currencies other than the U.S. Dollar. The major currencies that we are exposed to are the Brazilian Real, the Euro and the British Pound Sterling. A 5% move in average exchange rates for these currencies would have had the following effect on 2008 reported revenues:

Impact on
Revenues in U.S.
Currency	Dollars (millions)
Real	$13.0
Euro	10.0
Pound Sterling	4.0

Total Impact	$27.0

     In the future, we may enter into agreements to hedge our risks against foreign currency movements, but historically we have not entered into any such agreements. However, any hedging strategies may not be successful, and any future un-hedged foreign exchange payments could be subject to market fluctuations.

Item 8. Financial Statements and Supplementary Data
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:
     We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Fidelity National Information Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, cash flows, and comprehensive earnings for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 27, 2009
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:
     We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, cash flows and comprehensive earnings for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
     As discussed in notes 1 and 4 to the consolidated financial statements, the Company completed a spin-off of its Lender Processing Services segment on July 2, 2008.
/s/ KPMG LLP
February 27, 2009
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In millions, except per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$220.9	$355.3
Settlement deposits	31.4	21.2
Trade receivables, net	538.1	825.9
Settlement receivables	52.1	116.9
Other receivables	121.1	206.7
Receivable from related party	10.1	14.9
Prepaid expenses and other current assets	115.1	168.5
Deferred income taxes	91.0	120.1

Total current assets	1,179.8	1,829.5

Property and equipment, net	272.6	392.5
Goodwill	4,194.0	5,326.8
Intangible assets, net	924.3	1,030.6
Computer software, net	617.0	775.2
Deferred contract costs	241.2	256.9
Investment in unconsolidated entities	—	30.5
Long term note receivable from FNF	5.5	6.1
Other noncurrent assets	79.6	146.5

Total assets	$7,514.0	$9,794.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$480.5	$606.2
Settlement payables	83.3	129.8
Current portion of long-term debt	105.5	272.0
Deferred revenues	182.9	246.2

Total current liabilities	852.2	1,254.2

Deferred revenues	86.7	111.9
Deferred income taxes	346.3	395.0
Long-term debt, excluding current portion	2,409.0	4,003.4
Other long-term liabilities	122.8	234.7

Total liabilities	3,817.0	5,999.2

Minority interest	164.2	14.2

Stockholders’ equity:
Preferred stock $0.01 par value; 200 million shares authorized, none issued and outstanding at December 31, 2008 and 2007	—	—
Common stock $0.01 par value; 600 million shares authorized, 200.2 million and 199.0 million shares issued at December 31, 2008 and 2007, respectively	2.0	2.0
Additional paid in capital	2,959.8	3,038.2
Retained earnings	1,076.1	899.5
Accumulated other comprehensive earnings	(102.3)	53.4
Treasury stock, $0.01 par value, 9.3 million and 4.3 million shares at December 31, 2008 and 2007, respectively	(402.8)	(211.9)

Total stockholders’ equity	3,532.8	3,781.2

Total liabilities and stockholders’ equity	$7,514.0	$9,794.6

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In millions, except per share amounts)
Processing and services revenues (note 5)	$3,446.0	$2,921.0	$2,416.5
Cost of revenues (note 5)	2,636.9	2,265.8	1,872.2

Gross profit	809.1	655.2	544.3

Selling, general, and administrative expenses (note 5)	389.4	302.9	279.8
Research and development costs	84.8	70.4	70.9

Operating income	334.9	281.9	193.6

Other income (expense):
Interest income	6.3	3.0	1.3
Interest expense	(163.5)	(190.2)	(190.9)
Gain on sale of investment in Covansys	—	274.5	—
Other income, net	1.5	14.8	1.2

Total other income (expense)	(155.7)	102.1	(188.4)

Earnings before income taxes, equity in earnings of unconsolidated entities, minority interest, and discontinued operations	179.2	384.0	5.2
Provision for income taxes	57.6	136.2	(2.9)

Earnings before equity in earnings of unconsolidated entities, minority interest, and discontinued operations	121.6	247.8	8.1
Equity in earnings of unconsolidated entities	(0.2)	2.8	5.8
Minority interest	(4.0)	0.1	1.7

Net earnings from continuing operations	117.4	250.7	15.6
Earnings from discontinued operations, net of tax	97.4	310.5	243.5

Net earnings	$214.8	$561.2	$259.1

Net earnings per share — basic from continuing operations	$0.61	$1.30	$0.08
Net earnings per share — basic from discontinued operations	0.51	1.61	1.31

Net earnings per share — basic	$1.12	$2.91	$1.39

Weighted average shares outstanding — basic	191.6	193.1	185.9

Net earnings per share — diluted from continuing operations	$0.61	$1.28	$0.08
Net earnings per share — diluted from discontinued operations	0.50	1.58	1.29

Net earnings per share — diluted	$1.11	$2.86	$1.37

Weighted average shares outstanding — diluted	193.5	196.5	189.2

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006

			Amount
						Accumulated
						Other
	Number of Shares			Additional		Comprehensive		Total
	Common	Treasury	Common	Paid In	Retained	Earnings	Treasury	Stockholders’
	Shares	Shares	Stock	Capital	Earnings	(Loss)	Stock	Equity
	(In millions)
Balances, December 31, 2005	127.9	—	$1.3	$545.7	$156.1	$(8.5)	$—	$694.6
Net Earnings	—	—	—	—	259.1	—	—	259.1
Pension liability adjustment	—	—	—	—	—	11.6	—	11.6
Certegy acquisition	69.5	(6.0)	0.7	2,173.1	—	—	—	2,173.8
Exercise of stock options	—	3.6	—	70.4	—	—	—	70.4
Tax benefit associated with exercise of stock options	—	—	—	26.9	—	—	—	26.9
Stock-based compensation	—	—	—	50.1	—	—	—	50.1
Cash dividends declared ($0.20 per share)	—	—	—	—	(38.2)	—	—	(38.2)
National NY contribution from FNF	—	—	—	10.7	—	—	—	10.7
FNF Capital merger	—	0.3	—	2.3	—	—	—	2.3
Purchases of treasury stock	—	(4.3)	—	—	—	—	(160.5)	(160.5)
Unrealized gain on investments and derivatives, net	—	—	—	—	—	12.4	—	12.4
Unrealized gain on foreign currency translation	—	—	—	—	—	29.5	—	29.5

Balances, December 31, 2006	197.4	(6.4)	$2.0	$2,879.2	$377.0	$45.0	$(160.5)	$3,142.7

Net Earnings	—	—	—	—	561.2	—	—	561.2
Pension liability adjustment	—	—	—	—	—	(2.2)	—	(2.2)
Effect of fair valuing stock options assumed in the eFunds acquisition	—	—	—	37.7	—	—	—	37.7
Espiel, Inc. acquisition	0.1	—	—	6.0	—	—	—	6.0
Exercise of stock options	1.5	3.7	—	28.8	—	—	28.9	57.7
Tax benefit associated with exercise of stock options	—	—	—	47.5	—	—	—	47.5
Stock-based compensation	—	—	—	39.0	—	—	—	39.0
Cash dividends declared ($0.20 per share)	—	—	—	—	(38.7)	—	—	(38.7)
Purchases of treasury stock	—	(1.6)	—	—	—	—	(80.3)	(80.3)
Unrealized loss on investments and derivatives, net	—	—	—	—	—	(35.3)	—	(35.3)
Unrealized gain on foreign currency translation	—	—	—	—	—	45.9	—	45.9

Balances, December 31, 2007	199.0	(4.3)	$2.0	$3,038.2	$899.5	$53.4	$(211.9)	$3,781.2

Net Earnings	—	—	—	—	214.8	—	—	214.8
Pension liability adjustment	—	—	—	—	—	(4.0)	—	(4.0)
LPS spin-off	—	—	—	(105.0)	—	—	—	(105.0)
Issuance of restricted stock	1.2	—	—	—	—	—	—	—
Exercise of stock options	—	1.1	—	(26.0)	—	—	45.2	19.2
Stock-based compensation	—	—	—	60.7	—	—	—	60.7
Cash dividends declared ($0.20 per share)	—	—	—	—	(38.2)	—	—	(38.2)
Purchases of treasury stock	—	(6.1)	—	—	—	—	(236.1)	(236.1)
Unrealized loss on investments and derivatives, net	—	—	—	—	—	(27.9)	—	(27.9)
Unrealized loss on foreign currency translation	—	—	—	—	—	(123.8)	—	(123.8)
Other	—	—	—	(8.1)	—	—	—	(8.1)

Balances, December 31, 2008	200.2	(9.3)	$2.0	$2,959.8	$1,076.1	$(102.3)	$(402.8)	$3,532.8

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
		(In millions)
Cash flows from operating activities:
Net earnings	$214.8	$561.2	$259.1
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	465.4	496.8	433.6
Amortization of debt issue costs	16.8	30.6	5.3
Gain on sale of Covansys stock	—	(274.5)	—
Gain on sale of Property Insight	—	(66.9)	—
Loss (gain) on sale of other assets	33.6	(4.8)	—
Gain on pension settlement	—	(12.1)	—
Stock-based compensation	60.7	39.0	50.1
Deferred income taxes	35.6	17.9	11.6
Income tax benefit from exercise of stock options	—	(47.5)	(26.9)
Equity in earnings of unconsolidated entities	2.3	(0.9)	(5.8)
Minority interest	2.8	2.2	0.2
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in trade receivables	(31.0)	(169.9)	32.0
Net increase in prepaid expenses and other assets	(12.7)	(70.1)	(73.7)
Net increase in deferred contract costs	(62.1)	(57.9)	(88.9)
Net increase (decrease) in deferred revenue	9.6	(11.5)	(13.5)
Net (decrease) increase in accounts payable, accrued liabilities, and other liabilities	(139.4)	31.9	(88.4)

Net cash provided by operating activities	596.4	463.5	494.7

Cash flows from investing activities:
Additions to property and equipment	(76.7)	(113.8)	(122.4)
Additions to capitalized software	(178.7)	(229.5)	(177.8)
Proceeds from sale of Covansys stock	—	430.2	—
Investment in Brazilian card processing venture	(25.7)	—	—
Proceeds from sale of company assets	32.6	96.2	—
Acquisitions, net of cash acquired	(19.9)	(1,729.0)	111.0
Other investing activities	(4.7)	—	—

Net cash used in investing activities	(273.1)	(1,545.9)	(189.2)

Cash flows from financing activities:
Borrowings	5,160.0	4,300.3	245.1
Debt service payments	(5,337.3)	(3,032.7)	(368.6)
Capitalized debt issuance costs	—	(29.4)	(5.1)
Income tax benefits from exercise of stock options	—	47.5	26.9
Stock options exercised	19.2	57.7	70.4
Treasury stock purchases	(236.1)	(80.3)	(160.5)
Dividends paid	(38.2)	(38.7)	(38.2)
Cash transferred in LPS spin-off	(20.8)	—	—
Minority interest contribution to Brazilian card processing venture	14.8	—	—
Net contribution by FNF	—	—	1.4

Net cash (used in) provided by financing activities	(438.4)	1,224.4	(228.6)

Effect of foreign currency exchange rates on cash	(19.3)	1.5	1.7
Net (decrease) increase in cash and cash equivalents	(134.4)	143.5	78.6
Cash and cash equivalents, beginning of year	355.3	211.8	133.2

Cash and cash equivalents, end of year	$220.9	$355.3	$211.8

Noncash contributions by FNF	$—	$—	$11.6

Cash paid for interest	$197.5	$201.3	$185.9

Cash paid for taxes	$57.4	$282.6	$80.0

Noncash distribution of net assets of LPS	$84.2	$—	$—

Retirement of Term Loan B in connection with LPS spin-off	$1,585.0	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In millions)
Net earnings	$214.8	$561.2	$259.1
Other comprehensive (loss) earnings:
Unrealized gain on Covansys warrants, net of tax	—	7.6	12.5
Unrealized loss on interest rate swaps and other investments, net of tax	(27.9)	(28.6)	(0.1)
Unrealized (loss) gain on foreign currency translation, net of tax	(123.8)	45.9	29.5
Pension liability adjustment, net of tax	(4.0)	(2.2)	7.3
Reclassification adjustments for realized gains on Covansys warrants included in net earnings, net of tax	—	(14.3)	—

Other comprehensive (loss) earnings	(155.7)	8.4	49.2

Comprehensive earnings	$59.1	$569.6	$308.3

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Unless stated otherwise or the context otherwise requires all references to “FIS,” “we”, the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS (Note 6); all references to “Old FNF” are to Fidelity National Financial, Inc., which owned a majority of the Company’s shares through November 9, 2006; all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective; and all references to “LPS” are to Lender Processing Services, Inc., a former wholly owned subsidiary of FIS which was spun-off as a separate publicly traded company on July 2, 2008 (note 4).
(1) Basis of Presentation
     FIS is a leading provider of technology solutions, processing services, and information-based services to the financial services industry. On February 1, 2006, the Company completed a merger with Certegy (the “Certegy Merger”) (Note 6), which was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of Certegy. In form, Certegy was the legal acquirer in the Certegy Merger and the continuing registrant for Securities and Exchange Commission (the “SEC”) reporting purposes. However, due to the majority ownership in the combined entity held by FIS shareholders, FIS was designated the acquirer for accounting purposes and, effective on the Certegy Merger date, the historical financial statements of FIS became the historical financial statements of the continuing registrant for all periods prior to the Certegy Merger. The results of operations of Certegy are only included in these historical financial statements for periods subsequent to the Certegy Merger. Immediately after the Certegy Merger, the name of the SEC registrant was changed to Fidelity National Information Services, Inc.
     On July 2, 2008, we completed the LPS spin-off. For accounting purposes the results of LPS are presented as discontinued operations. Accordingly all prior periods have been revised to present the results of LPS up to July 1, 2008 as discontinued operations.
     Subsequent to the LPS spin-off, we continued to operate under the historical operating segment of Transaction Processing Services. During the 2008 fourth quarter we performed a review and restructuring of our organizational and management structure and redefined our reporting segments as presented in Note 20 to the Consolidated Financial Statements.
(2) Combination with Old FNF
     On June 25, 2006, the Company entered into an agreement and plan of merger (the “FNF Merger Agreement”) with Old FNF (amended September 18, 2006) (the “FNF Merger”). The FNF Merger was one step in a plan that eliminated Old FNF’s holding company structure and majority ownership of FIS. In connection with this plan, Old FNF also entered into a securities exchange and distribution agreement (the “SEDA”) with its subsidiary Fidelity National Title Group, Inc. (“FNT”). Under the SEDA, Old FNF agreed that, prior to the merger, Old FNF would transfer substantially all its assets and liabilities to FNT, in exchange for shares of FNT common stock. Old FNF then would spin-off all shares of FNT stock it held to the stockholders of Old FNF in a tax-free distribution. Pursuant to the FNF Merger Agreement, on November 9, 2006, Old FNF merged with and into FIS, with FIS continuing as the surviving corporation. In consideration for the FNF Merger, Old FNF stockholders received an aggregate of 96,521,877 shares of FIS stock for their Old FNF shares. In addition, in connection with the FNF Merger, FIS issued options to purchase FIS common stock and shares of FIS restricted stock in exchange for certain Old FNF options and restricted stock outstanding at the time of the FNF Merger. The FNF Merger followed the completion, on October 24, 2006, of FNT’s acquisition under the SEDA of substantially all of the assets and liabilities of Old FNF (other than Old FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small subsidiary which merged into FIS in a separate transaction) in exchange for 45,265,956 shares of FNT’s Class A common stock, and Old FNF’s subsequent spin-off of its FNT shares (the “FNT Distribution”). Pursuant to the SEDA and after the completion of all of the transactions, FNT was renamed Fidelity National Financial, Inc. (“FNF”) and now trades under the symbol FNF. Old FNF Chairman and CEO William P. Foley, II, assumed a similar position in FNF and now serves as its Chairman and as Executive Chairman of FIS, and other key members of Old FNF senior management continued their involvement in both FNF and FIS in executive capacities.
     U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations provides that if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the FNF Merger, the minority interest of FIS has not changed and the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest did not take place, the FNF Merger has been accounted for based on the carrying amounts of FIS’ assets and liabilities.
(3) Summary of Significant Accounting Policies
     The following describes the significant accounting policies of the Company which have been followed in preparing the accompanying Consolidated Financial Statements.
(a) Principles of Consolidation and Basis of Presentation
     The consolidated financial statements include the accounts of FIS, its wholly-owned subsidiaries, and subsidiaries that are majority owned and/or over which it exercises substantive control. Investments in unconsolidated affiliates, in which FIS has 20 percent to 50 percent of ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliate’s operating and financial policies, are accounted for using the equity method of accounting.
     All significant intercompany profits, transactions and balances have been eliminated in consolidation. The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered.
     All dollar amounts presented in these notes and in the accompanying Consolidated Financial Statements (except per share amounts) are in millions unless indicated otherwise.
(b) Cash and Cash Equivalents
     For purposes of reporting balance sheets and cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value. At December 31, 2008, we had cash on hand of $220.9 million of which approximately $139.8 million is held by our operations in foreign jurisdictions.
(c) Fair Value of Financial Instruments
     The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt at December 31, 2008 is estimated to be approximately $502.0 million lower than the carrying value (based on values of trades of our debt made in close proximity to year-end) and was estimated to approximate carrying value at December 31, 2007. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and warrants relating to certain subsidiaries. As discussed in Note 15, interest rate swaps were valued using Level 2-type measurements.
(d) Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended. During 2008, 2007 and 2006, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s Term and Revolving Loans (Note 15). The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2008, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.
(e) Trade Receivables
     A summary of trade receivables, net, at December 31, 2008 and 2007 is as follows (in millions):

	December 31,	December 31,
	2008	2007
Trade receivables — billed	$422.7	$739.5
Trade receivables — unbilled	156.0	139.8

Total trade receivables	578.7	879.3
Allowance for doubtful accounts	(40.6)	(53.4)

Total trade receivables, net	$538.1	$825.9

          The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.
     A summary of the roll forward of allowance for doubtful accounts, at December 31, 2008, 2007 and 2006 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2005	$(18.0)
Bad debt expense	(20.6)
Transfers and acquisitions	(7.5)
Write-offs	14.6

Allowance for doubtful accounts as of December 31, 2006	(31.5)

Bad debt expense	(30.3)
Transfers and acquisitions	(16.0)
Write-offs	24.4

Allowance for doubtful accounts as of December 31, 2007	(53.4)

Bad debt expense	(34.0)
Transfers related to LPS spin-off	33.8
Write-offs	13.0

Allowance for doubtful accounts as of December 31, 2008	$(40.6)

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
(f) Other receivables
     Other receivables represent amounts due from consumers related to deferred debit processing services offered in Australia and the U.K., and other amounts including income taxes receivable. A significant portion of the amounts due from consumers related to deferred debit processing services relate to Certegy Australia, Ltd., which was sold on October 13, 2008. The carrying value for these receivables was $81.7 million at December 31, 2008 and approximates their fair value.
(g) Goodwill
     Goodwill represents the excess of cost over the fair value of identifiable net assets acquired and liabilities assumed in business combinations. SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”) requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 142 and SFAS No. 144 also provide that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amounts. The Company measures for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement. During the third quarter of 2008, our market capitalization declined to a point below our book value. However, our impairment test indicated that no impairment had occurred, based on our assumptions of discounted future cash flows using our current best estimate of future performance. In December of 2008, upon the change in our reporting segments and in light of the fact that our market capitalization continued to remain below our book value, we performed new impairment tests on a segment basis and determined that no impairments existed.
     The Company has reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company. We believe that the overall market conditions that existed at the measurement dates and continue to exist because of the financial crisis have led to a market capitalization well below the fair value of a controlling interest.

Based on these factors, we concluded that the market capitalization does not represent the fair value of the Company.
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
(i) Intangible Assets
     The Company has intangible assets which consist primarily of customer relationships that are recorded in connection with acquisitions at their fair value based on the results of valuation analysis. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates up to a ten-year period. Intangible assets with estimated useful lives (principally customer relationships and certain trademarks) are reviewed for impairment in accordance with SFAS No. 144 while certain trademarks determined to have indefinite lives are reviewed for impairment at least annually in accordance with SFAS No. 142.
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

(m) Income Taxes
     The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the Consolidated Financial Statements in the period enacted.
(n) Revenue Recognition
     The Company generates revenues from the delivery of bank processing and credit and debit card processing services, professional services, software licensing and software related services and products. The Company recognizes revenues in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (“SOP 98-9”) the consensus reached in Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, the consensus reached in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and related interpretations, including AICPA Technical Practice Aids. The Company recognizes revenue when: (i) evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collection is considered probable.
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
Bank Processing and Credit and Debit Card Processing Services
     Bank processing and credit and debit card processing services include data processing and application management. In some cases, these services are offered in combination with one another and in other cases the Company offers them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Revenues from these arrangements are recognized as services are performed in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition and related interpretations.
     In the event that the Company’s arrangements with its customers include more than one service, the Company determines whether the individual revenue elements can be recognized separately in accordance with EITF 00-21. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. In accordance with EITF 00-21, an element of an arrangement containing more than one deliverable is considered a separate unit of accounting if all the following criteria are met: the item has value to a customer on a standalone basis; there is objective and reliable evidence of fair value of the item; and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the item is considered probable and substantially in the Company’s control.
     A relatively small percentage of credit card processing revenue is generated from the merchant institution processing business, where the relationship is with the financial institution that contracts directly with the merchant. In this business, the Company is responsible for collecting and settling interchange fees with the credit card associations. The Company follows the guidance provided in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, (“EITF 99-19”) which states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the relevant facts and circumstances and that certain factors or indicators should be considered in the evaluation. The Company has evaluated the indicators and records the interchange fees revenue on a gross basis and the related costs are included in cost of revenue as the Company is considered the primary obligor and bears credit risk associated with the transactions.
Professional Service Revenues
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
     Revenues and costs related to consulting service agreements, which include implementation, conversion and programming services, are recognized as the services are provided in accordance with SAB 104.
License and Software Related Revenues
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
     In arrangements where the licensed software includes hosting the software for the customer, a software element is only considered present if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either operate the software on their own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of the license revenues described above, a software element is present and license revenues are recognized when the software is delivered and hosting revenues are recognized as the service is provided. If a separate software element described above is not present, the related revenues are combined and recognized ratably over the hosting or maintenance period, whichever is longer.
     Hardware revenue is recognized as a delivered element in accordance with SOP No. 97-2 and SOP No. 98-9 as discussed above. The Company does not stock in inventory the hardware products sold, but arranges for delivery of hardware from third-party suppliers. For these transactions, the Company follows the guidance provided in EITF No. 99-19. The Company has evaluated the indicators and records the revenue related to hardware transactions on a gross basis and the related costs are included in cost of revenue as the Company is considered the primary obligor by the customer, bears risk of loss, and has latitude in establishing prices on the equipment.

(o) Cost of revenue and selling, general and administrative expenses
     Cost of revenue includes payroll, employee benefits, occupancy costs and other costs associated with personnel employed in customer service roles, including program design and development and professional services. Cost of revenue also includes data processing costs, amortization of software, customer relationship intangible assets and depreciation on operating assets.
     Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources and finance roles. Selling, general and administrative expenses also includes depreciation on non-operating corporate assets, advertising costs and other marketing-related programs.
(p) Stock-Based Compensation Plans
     The Company accounts for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.
(q) Foreign Currency Translation
     The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statements of Stockholders’ Equity and are excluded from net earnings. Realized gains or losses resulting from other foreign currency transactions are included in other income.
(r) Management Estimates
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
(s) Check Guarantee Reserves
     In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. Once these factors are considered, the Company establishes a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of $21.0 million and $27.4 million at December 31, 2008 and 2007, respectively, related to these estimations. The Company had accrued claims recoverable of $24.0 million and $37.5 million at December 31, 2008 and 2007, respectively, related to these estimations. In addition, the Company recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $98.1 million, $113.8 million and $102.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $87.4 million, $112.0 million and $107.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(t) Net Earnings per Share
     The basic weighted average shares and common stock equivalents determined using the treasury stock method for the year ended December 31, 2006 include the shares and options that were previously outstanding at Certegy only from February 1, 2006 through December 31, 2006. If these shares and options had been outstanding for the entire twelve months of 2006, basic weighted average shares outstanding would have been approximately 191.3 million, common stock equivalents would have been 3.3 million and weighted average shares on a diluted basis would have been 194.6 million.
     Net earnings and earnings per share for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net earnings from continuing operations	$117.4	$250.7	$15.6
Net earnings from discontinued operations (including gain on sale of discontinued operations, net of tax)	97.4	310.5	243.5

Net earnings	$214.8	$561.2	$259.1

Weighted average shares outstanding — basic	191.6	193.1	185.9
Plus: Common stock equivalent shares assumed from conversion of options	1.9	3.4	3.3

Weighted average shares outstanding — diluted	193.5	196.5	189.2

Basic net earnings from continuing operations per share	$0.61	$1.30	$0.08
Basic net earnings from discontinued operations per share	0.51	1.61	1.31

Basic net earnings per share	$1.12	$2.91	$1.39

Diluted net earnings from continuing operations per share	$0.61	$1.28	$0.08
Diluted net earnings from discontinued operations per share	0.50	1.58	1.29

Diluted net earnings per share	$1.11	$2.86	$1.37

     Options to purchase approximately 12.3 million, 3.4 million and 1.7 million shares of our common stock for the years ended December 31, 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(u) Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which will become effective for periods beginning on or after December 15, 2008, and will be applied retrospectively. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Adoption of FSP Emerging Issues Task Force 03-6-1 will not have a material impact on the Company’s financial position or results of its operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB has concluded that the generally accepted accounting principles hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 was effective on November 15, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s financial condition or results of its operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. (“SFAS 161”). SFAS 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS 133, and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, the Company will adopt SFAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS 161 will not impact the consolidated financial results as it is disclosure-only in nature.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net earnings attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the Consolidated Statement of Earnings. This Statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net earnings after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the Consolidated Financial Statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Adoption of SFAS 160 will not have a material effect on the Company’s statements of operations. Upon adoption of SFAS 160, the noncontrolling or minority interest, $164.2 million at December 31, 2008, will be reclassified to a component of equity.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141(R) is effective for periods beginning on or after December 15, 2008, and will apply to business combinations occurring after the effective date. The Company will adopt SFAS 141R and apply its provisions to business combinations subsequent to December 31, 2008.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 as of January 1, 2008.
     In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company has not yet applied the disclosure requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined on a non-recurring basis.
     The fair value hierarchy established by SFAS 157 includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. In accordance with SFAS 157, our financial assets and liabilities that are recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access.
Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.
Level 3. Financial assets and liabilities whose values are based on model inputs that are unobservable.
(v) Certain Reclassifications
     Certain reclassifications have been made in the 2007 and 2006 Consolidated Financial Statements to conform to the classifications used in 2008.
(4) Discontinued Operations
     During 2008 and 2007, we discontinued certain operations which are reported as discontinued operations in the Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 144. Interest is allocated to discontinued operations based on debt to be retired and debt specifically identified as related to the respective discontinued operation.
     LPS
     On July 2, 2008 (the “spin-off date”), all of the shares of the common stock, par value $0.0001 per share, of LPS, previously a wholly-owned subsidiary of FIS, were distributed to FIS shareholders through a stock dividend (the “spin-off”). FIS and LPS are distinct and unique businesses that serve different customers, operate in different markets, and attract different investors. The spin-off allows us to provide more flexibility and dedicated management focus with respect to our product development, capital investment and strategic initiatives. At the time of the distribution, LPS consisted of substantially all the assets, liabilities, businesses and employees related to FIS’ Lender Processing Services segment as of the spin-off date. In the spin-off, FIS contributed all of its interest in such assets, liabilities, businesses and employees to LPS in exchange for shares of LPS common stock and $1,585.0 million aggregate principal amount of LPS debt obligations, which we used to retire our $1,585.0 Term Loan B. Upon the distribution, FIS shareholders received one-half share of LPS common stock for every share of FIS common stock held as of the close of business on June 24, 2008. FIS’ shareholders collectively received 100% of the LPS common stock, which became a stand-alone public company trading under the symbol “LPS” on the New York Stock Exchange. The results of operations of the former Lender Processing Services segment of FIS are reflected as discontinued operations in the Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 144.
     LPS had revenues of $913.1 million, $1,686.6 million and $1,492.3 million for the period from January 1, 2008 through July 2, 2008, and for the years ended December 31, 2007 and 2006, respectively. LPS had earnings before taxes of $188.4 million, $412.3 million and $356.7 million for the period from January 1, 2008 through July 2, 2008 and for the years ended December 31, 2007 and 2006, respectively.
     The following table summarizes the major categories of LPS assets and liabilities disposed of in the July 2, 2008 spin-off:

Assets:
Total current assets	$379.3
Goodwill, net	1,084.6
Other intangible assets, net	103.3
Other non-current assets	356.8

Liabilities:
Other current liabilities	$190.7
Long-term debt	1,585.2
Other long-term liabilities	52.9
Minority interest	10.8
     Certegy Australia, Ltd.
     On October 13, 2008, we sold Certegy Australia, Ltd. (“Certegy Australia”) for $21.1 million in cash and other consideration, because its operations did not align with our strategic plans. Certegy Australia had revenues of $27.6 million, $29.1 million and $21.0 million during the years ended December 31, 2008, 2007 and 2006, respectively. Certegy Australia had (loss) earnings before taxes of ($17.6) million (including $26.0 million of trademark impairment charge as discussed below), $15.7 million and $9.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, in accordance with SFAS 142, as defined in Note 3(g) we recorded a pre-tax impairment charge of $52.0 million to reduce the carrying value of a trademark related to the Company’s retail check business to its estimated fair value. We estimated the fair value of the check trademark by utilizing a relief from royalty methodology. Under this method, we estimate the amount of cash flows that, without owning the trademark, we would have had to pay to license the trademark. These estimated cash flows were then discounted to determine the fair value. Additionally, the trademark, previously accounted for as an indefinite lived intangible asset, was determined to no longer be indefinite and has an estimated useful life of 15 years and is being amortized straight line over its remaining life. Approximately $26.0 million of this charge is included in cost of revenues in our Consolidated Statement of Earnings in the Corporate and Other segment and $26.0 million (approximately $17.7 million net of tax) is included in discontinued operations in our Consolidated Statements of Earnings, as a portion of the charge relates to the Company’s Australian retail check business disposed of in fiscal year 2008 and accounted for as a discontinued operation pursuant to SFAS 144.
     Certegy Gaming Services
     On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million, realizing a pretax loss of $4.1 million, because its operations did not align with our strategic plans. Certegy Game had revenues of $27.2 million, $96.4 million and $82.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. Certegy Game had (losses) earnings before taxes of $0.3 million (excluding the pretax loss realized on sale), ($1.1) million and $0.7 million during the years ended December 31, 2008, 2007 and 2006, respectively.
     FIS Credit Services
     On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $1.4 million, because its operations did not align with our strategic plans. Credit had revenues of $1.4 million, $12.4 million and $17.5 million during the years ended December 31, 2008, 2007 and 2006, respectively. Credit had losses before taxes of ($0.2) million (excluding the realized gain), $2.1 million and $0.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.
     Homebuilders Financial Network
     During the year ended December 31, 2008, we discontinued and dissolved Homebuilders Financial Network, LLC and its related entities (“HFN”) due to the loss of a major customer. HFN had revenues of $1.4 million, $12.5 million and $12.5 million during the years ended December 31, 2008, 2007 and 2006, respectively. HFN had earnings (losses) before taxes of ($4.7) million, $3.5 million and $3.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.
     Property Insight
     On August 31, 2007, we sold Property Insight, LLC (“Property Insight”) to FNF for $95.0 million in cash realizing a pre-tax gain of $66.9 million ($42.1 million after-tax), because its operations did not align with our strategic plans. Property Insight had revenues of $52.6 million and $90.4 million during the years ended December 31, 2007 and 2006, respectively. Property Insight had earnings before taxes of $13.7 million (excluding the realized gain) and $29.1 million during the years ended December 31, 2007 and 2006, respectively.
(5) Related Party Transactions
     We are party to certain related party agreements with FNF, LPS and other related parties.
     A detail of related party items included in revenues is as follows (in millions):

	2008	2007	2006
ABN AMRO card and item processing revenue	$96.4	$56.9	$24.2
Banco Bradesco card and item processing revenue	93.7	53.1	19.1
Sedgwick data processing services revenue	39.3	37.8	17.3
FNF data processing services revenue	28.0	22.3	29.9
Other services revenue	7.3	6.7	6.9

Total revenues	$264.7	$176.8	$97.4

ABN AMRO Real and Banco Bradesco S.A.
     In March 2006 we entered into an agreement with Banco Bradesco S.A. (“Bradesco”) and ABN AMRO Real (“ABN”) (collectively, “banks”) to form a venture to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing Brazilian card processing business contracts and Brazilian card processing infrastructure and committed to make enhancements to our card processing system to meet the processing needs of the banks and their affiliates. The banks executed long-term, exclusive contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest in the venture (Note 7). Additionally, we provide payment solutions services to Bradesco and ABN AMRO outside of the Brazilian card processing venture.
Sedgwick
     We also provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF holds an approximate 32% equity interest.
FNF and LPS
     We have historically conducted business with FNF and its subsidiaries. A number of these business activities were based upon agreements between FNF and entities which were a part of our Lender Processing Services segment, which is now being presented as a discontinued operation in our consolidated statements of earnings for all periods presented. In connection with the July 2, 2008 LPS spin-off, a number of these agreements were amended, assigned or renegotiated by FIS, FNF and LPS. A summary of the revenue producing agreements to which we are a party that were in effect as of December 31, 2008 is as follows:
•	Data processing services. This agreement governs IT support services provided to FNF, consisting primarily of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement had an initial term of five years from February 2006 with an option to renew for one or two additional years. In connection with the spin-off, this agreement was amended to cover these services through June 30, 2013.
•	Other services revenue. These revenues relate to transitional services provided to LPS.
  A detail of related party items included in operating expenses (net of expense reimbursements) is as follows (in millions):

	2008	2007	2006
Equipment and real estate leasing	$20.5	$6.8	$—
Administrative corporate support and other services	8.3	7.7	5.8

Total expenses	$28.8	$14.5	$5.8

We entered into service agreements with FNF and LPS to provide certain services to us and them. A summary of these agreements in effect as of December 31, 2008 is as follows:
•	Equipment and real estate leasing agreements. We have entered into certain property management and real estate lease agreements with LPS and FNF relating to our Jacksonville corporate headquarters. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.

•	Administrative corporate support services to and from FNF and LPS. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. The pricing for these services, both to and from FNF, is at cost. The term of the corporate services agreements was two years, subject to early termination if the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances. In connection with the LPS spin-off, we amended the corporate services agreement to reduce the administrative corporate support services provided by FNF. We also terminated the corporate services that we provide to FNF since such services are no longer required by FNF. In addition, prior to the spin-off, we provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to LPS. In connection with the spin-off, we entered into corporate services agreements with LPS under which we will provide to LPS, and we receive from LPS, certain transitional corporate support services. The pricing for all of these services, both from FNF, and from and to LPS, is at cost. The term of each of the corporate services agreements is two years, subject to early termination if the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances.
     We believe the amounts earned from or charged by us under each of the foregoing service arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party.
     Discontinued Operations — Related Party Activity
     On August 31, 2007, we completed the sale of Property Insight to FNF. The net earnings from Property Insight, including related party revenues and expenses, are classified as earnings from discontinued operations for the period from January 1, 2007 through August 31, 2007 and the year ended December 31, 2006.
     Through July 2, 2008, LPS provided a number of services to FNF that are now presented as discontinued operations. These services included title agency services, software development services, real estate related services and other cost sharing services. These activities are included within net earnings from discontinued operations.
     FNF Capital
     On October 26, 2006, we completed a merger with FNF Capital, Inc. (“FNF Capital”), a leasing subsidiary of Old FNF. Through the merger, we assumed a note payable to Old FNF of $13.9 million and we recorded interest expense related to this note of $0.6 million and $0.2 million through September 30, 2007 and for the year ended December 31, 2006, respectively. On September 30, 2007, we sold certain leasing assets of FNF Capital back to FNF for $15.0 million and FNF assumed the aforementioned note payable and other liabilities. We also recorded a $7.3 million note receivable from FNF relating to the transaction, which matures in September 2012, with interest payable at a rate of LIBOR plus 0.45% (4.50% as of December 31, 2008). We recorded interest income related to this note of $0.1 million for the period from October 1, 2007 through December 31, 2007 and $0.3 million for the year ended December 31, 2008.

(6) Acquisitions
     The results of operations and financial position of the entities acquired during the years ended December 31, 2008, 2007, and 2006 are included in the Consolidated Financial Statements from and after the date of acquisition. There were no significant acquisitions in 2008.
     2007 Significant Acquisition
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
          In connection with the eFunds Acquisition, we also adopted eFunds’ stock option plans and registered approximately 2.2 million options and 0.2 million restricted stock units in replacement of similar outstanding awards held by eFunds employees. The amounts attributable to vested options are included as an adjustment to the purchase price, and the amounts attributable to unvested options and restricted stock units will be expensed over the remaining vesting period based on a valuation as of the date of closing. On March 31, 2008, as approved by the Compensation Committee of the Company’s Board of Directors, we accelerated the vesting of all stock awards held by eFunds employees. As a result we recorded $14.1 million in additional stock compensation expense for the year ended December 31, 2008.
Pro Forma Results
     Selected unaudited pro forma results of operations for years ended December 31, 2007, assuming the eFunds Acquisition had occurred as of January 1, 2007, and using actual general and administrative expenses prior to the acquisition are presented for comparative purposes below (in millions, except per share amounts):

2007
Total revenues	$3,306.7
Net earnings from continuing operations	$140.5
Pro forma earnings per share — basic from continuing operations	$0.73
Pro forma earnings per share — diluted from continuing operations	$0.71
     December 31, 2007 pro forma results include a pre-tax gain of $274.5 million on the sale of the investment in Covansys, and eFunds merger related costs of approximately $91.4 million, on a pre-tax basis.
2006 Significant Acquisition
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
     The purchase price was based on the number of outstanding shares of common stock of Certegy on February 1, 2006, the date of consummation of the Certegy Merger, valued at $33.38 per share (which was the average of the trading price of Certegy common stock two days before and two days after the announcement of the Certegy Merger on September 15, 2005 of $37.13, less the $3.75 per share special dividend declared to former Certegy shareholders just prior to closing). The purchase price also included the estimated fair value of Certegy’s stock options and restricted stock units outstanding at the transaction date.
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

$1,370.6

Other acquisitions:
     The following transactions with acquisition prices between $10 million and $100 million were completed by the Company during the period from January 1, 2006 through December 31, 2008. Purchase prices reflected in the table are net of cash acquired:

Name of Company Acquired	Date Acquired	Purchase Price
FastFunds Financial Corporation	February 1, 2006	$14.0 million
Proservvi Empreendimentos e Servicos Ltda	July 17, 2006	$16.2 million
Watterson Prime, LLC	November 2, 2006	$10.4 million
Second Foundation, Inc.	February 15, 2007	$18.9 million
Espiel, Inc. and Financial Systems Integrators, Inc.	June 8, 2007	$43.3 million
McDash Analytics	May 15, 2008	$19.1 million
(7) Brazilian Venture
     In March, 2006 we entered into an agreement with Banco Bradesco S.A. (“Bradesco”) and ABN AMRO Real (“ABN”) (collectively, “banks”) to form a venture to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing Brazilian card processing business contracts and Brazilian card processing infrastructure and committed to make enhancements to our card processing system to meet the processing needs of the banks and their affiliates. The banks executed long-term, exclusive contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest in the venture. The conversion of the banks’ existing card portfolios would follow completion of the system enhancements required for each respective bank. The venture agreement had certain provisions allowing it to be dissolved if conversions were unsuccessful. This dissolution right terminated at the ABN conversion date, which occurred in the second quarter 2008. Due to the lapse of these rights, we recorded a minority interest liability representing the 49% interest in the venture owned by the banks, and an offsetting customer contract intangible asset. The amount assigned to the customer intangible assets was $224.2 million and is based on the 49% of the estimated enterprise value of the venture plus additional consideration of $84.4 million based on exchange rates as of December 31, 2008. Of the additional consideration, $25.7 million was paid to the banks during the fourth quarter and the remaining amount will be paid after the final bank conversions which are expected to be completed in 2009. The customer intangible asset will be accounted for in accordance with EITF 01-9, Accounting for Consideration given by a Vendor to a Customer (including a Reseller of the Vendors products), (“EITF 01-9”) and will be amortized over the contractual relationship as a reduction of revenues based on projected card volumes over the term of the contract.
     Through December 31, 2008, we contributed approximately $93.8 million of development costs to the venture based on exchange rates as of December 31, 2008. Development costs in excess of Real 79.0 million ($33.8 million) are to be contractually shared by the parties: 75% by us and 25% by the banks. During the fourth quarter, the banks contributed $14.7 million representing their 25% share.
(8) Investment in Covansys Corporation

In July of 2007 Covansys, an equity method investee of ours, was purchased by an unrelated entity. We received cash proceeds of approximately $430.2 million and recognized a pretax gain of approximately $274.5 million related to the sale of our investment in Covansys. Additionally, we held Covansys warrants in 2007 and 2006 that were accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”) as available for sale securities prior to their exercise. Net of tax, amounts recognized in other comprehensive earnings in 2007 and 2006 related to the Covansys warrants were $7.6 million and $12.5 million, respectively. As of December 31, 2007, we had no remaining interest in Covansys.
(9) Property and Equipment
     Property and equipment as of December 31, 2008 and 2007 consists of the following (in millions):

	December 31,	December 31,
	2008	2007
Land	$23.9	$28.3
Buildings	87.1	154.9
Leasehold improvements	59.0	59.3
Computer equipment	266.7	330.5
Furniture, fixtures, and other equipment	80.3	151.0

	517.0	724.0
Accumulated depreciation and amortization	(244.4)	(331.5)

	$272.6	$392.5

     Depreciation and amortization expense on property and equipment amounted to $88.4 million, $115.6 million and $97.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was depreciation and amortization expense on property and equipment of $8.6 million, $24.6 million and $28.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(10) Goodwill
     Changes in goodwill, net of purchase accounting adjustments, during the years ended December 31, 2008 and 2007 are summarized as follows (in millions):

	Financial	Payment		Discontinued
	Solutions	Solutions	International	Operations	Total
Balance, December 31, 2006	$1,320.8	$1,054.8	$266.8	$1,095.1	$3,737.5
Goodwill distributed through the sale of non-strategic businesses	—	—	—	(17.1)	(17.1)
Goodwill acquired during 2007	785.9	627.6	158.8	34.1	1,606.4

Balance, December 31, 2007	$2,106.7	$1,682.4	$425.6	$1,112.1	$5,326.8
Goodwill distributed through the sale of non-strategic businesses	—	—	—	(27.5)	(27.5)
Goodwill distributed through spin-off of LPS segment	—	—	—	(1,084.6)	(1,084.6)
Purchase price and foreign currency adjustments	(10.3)	(8.3)	(2.1)	—	(20.7)

Balance, December 31, 2008	$2,096.4	$1,674.1	$423.5	$—	$4,194.0

(11) Intangible Assets
     Customer relationships intangible assets are generally obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 5 to 10 years using accelerated methods. Trademarks determined to have indefinite lives are not amortized, in accordance with the provisions of SFAS 142.
     Intangible assets, as of December 31, 2008, consisted of the following (in millions):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$1,233.6	$499.3	$734.3
Trademarks	190.0	—	190.0

	$1,423.6	$499.3	$924.3

     Intangible assets, as of December 31, 2007, consisted of the following (in millions):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$1,392.3	$610.5	$781.8
Trademarks	249.7	0.9	248.8

	$1,642.0	$611.4	$1,030.6

     Amortization expense for intangible assets with definite lives was $187.4 million, $168.7 million and $175.6 million for the years ended December 31, 2008, 2007 and 2006 respectively. Included in discontinued operations, in the Consolidated Statements of Earnings was depreciation and amortization expense on intangible assets of $19.0 million, $44.4 million and $53.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, in accordance with SFAS 142, we recorded a pre-tax impairment charge of $52.0 million to reduce the carrying value of a trademark related to the Company’s retail check business to its estimated fair value, due to declining check volumes and the sale of our Australian check business. Approximately $26.0 million of this charge is included in cost of revenues in our Consolidated Statement of Earnings and was recorded in the Corporate and Other segment and $26.0 million (approximately $17.7 million net of tax) is included in discontinued operations in our Consolidated Statements of Earnings, as a portion of the charge relates to the Company’s Australian retail check business disposed of in fiscal year 2008 and accounted for as a discontinued operation pursuant to SFAS No. 144.
     Estimated amortization expense for the next five years is as follows (in millions):

2009	$123.5
2010	110.7
2011	94.5
2012	80.8
2013	68.6
(12) Computer Software
     Computer software as of December 31, 2008 and 2007 consisted of the following (in millions):

	December 31,	December 31,
	2008	2007
Software from business acquisitions	$368.6	$438.0
Capitalized software development costs	529.5	598.3
Purchased software	64.6	73.4

Computer software	962.7	1,109.7
Accumulated amortization	(345.7)	(334.5)

Computer software, net of accumulated amortization	$617.0	$775.2

     Amortization expense for computer software was $149.9 million, $177.8 million and $130.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on computer software of $14.8 million, $32.5 million and $30.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in amortization in 2007 was a $13.5 million write-off of the carrying value of impaired software in our Financial Solutions segment.
(13) Deferred Contract Costs
     A summary of deferred contract costs as of December 31, 2008 and 2007 was as follows (in millions):

	December 31,	December 31,
	2008	2007
Installations and conversions in progress	$91.9	$85.5
Installations and conversions completed, net	85.9	118.8
Other, net	63.4	52.6

Total deferred contract costs	$241.2	$256.9

     Amortization of deferred contract costs was $39.8 million, $34.8 million and $30.1 million for the years ended December 31, 2008, 2007 and 2006 respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on deferred contract costs of $1.1 million, $2.0 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(14) Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities as of December 31, 2008 and 2007 consisted of the following (in millions):

	December 31,	December 31,
	2008	2007
Salaries and incentives	$62.7	$61.8
Accrued benefits and payroll taxes	27.4	36.9
Trade accounts payable	61.6	119.5
Reserve for claims and claims payable	36.2	57.8
Other accrued liabilities	292.6	330.2

Total accounts payable and accrued liabilities	$480.5	$606.2

(15) Long-Term Debt
     Long-term debt as of December 31, 2008 and 2007 consisted of the following (in millions):

	December 31,	December 31,
	2008	2007
Term Loan A, secured, interest payable at LIBOR plus 0.88% (2.51% at December 31, 2008), quarterly principal amortization, maturing January 2012	$1,995.0	$2,047.5
Term Loan B, retired July 2, 2008	—	1,596.0
Revolving Loan, secured, interest payable at LIBOR plus 0.70% (Eurocurrency Borrowings), Fed-funds plus 0.70% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.18% facility fee (1.19%, 0.84% or 3.25% respectively at December 31, 2008), maturing January 2012. Total of $400.6 million unused as of December 31, 2008	499.4	308.0
Secured notes, net of discount, interest payable semiannually at 4.75%, repaid September 2008	—	198.2
Unsecured eFunds notes, interest payable semiannually at 5.39%, repaid February 2008	—	98.5
Other promissory notes with various interest rates and maturities	20.1	27.2

	2,514.5	4,275.4
Less current portion	(105.5)	(272.0)

Long-term debt, excluding current portion	$2,409.0	$4,003.4

     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior term loans and revolver as well as a $100 million settlement facility. As a result of the new credit agreement, we repaid the old credit agreement and recorded a charge of $27.2 million to write-off unamortized capitalized debt issuance costs. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date, January 18, 2012 (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by us. On July 30, 2007, we, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, an increase from the foregoing $600 million. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds Acquisition, and pay related fees and expenses. On July 2, 2008, we completed the spin-off of LPS as a separate publicly traded company. In conjunction with the LPS spin-off, we immediately retired the outstanding $1,585.0 million principal balance of the Term Loan B. Debt issuance costs of $9.1 million are capitalized as of December 31, 2008. The $12.4 million remaining balance of Term Loan B debt issuance costs were written-off during July 2008, in conjunction with the LPS spin-off and retirement of the Term Loan B.

     As of December 31, 2008, the Term Loan A balance was $1,995.0 million and a total of $499.4 million was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors pledged certain equity interests in other entities (including certain of our direct and indirect subsidiaries) as collateral security for the obligations under the credit facility and the guarantee.
     We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A in scheduled installments of: (a) $26.3 million per quarter from March 31, 2009 through December 31, 2009; and (b) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date.
     In addition to the scheduled principal payments, the Term Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from a percentage of excess cash flow (as defined in the Credit Agreement) between zero and fifty percent commencing with the cash flow for the year ended December 31, 2008. No mandatory prepayments were owed for the year ended December 31, 2008. Voluntary prepayment of the Loan is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
     The outstanding balance on the Loans bears interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurocurrency (LIBOR) rate or (b) either (i) the federal funds rate or (ii) the prime rate. The applicable margin is subject to adjustment based on a leverage ratio (our total indebtedness to our consolidated EBITDA, as further defined in the Credit Agreement). Alternatively, we have the ability to request the lenders to submit competitive bids for one or more advances under the Revolving Loan.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, a prohibition on the payment of dividends and other restricted payments if an event of default has occurred and is continuing or would result therefrom, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the Loans. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $150 million or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity. We were in compliance with all covenants related to the Credit Agreement at December 31, 2008.
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
     As of December 31, 2008, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

			Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
October 11, 2007	October 11, 2009	$1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%

		$2,100.0

(1)	1.64% in effect at December 31, 2008 under the agreements.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 0.88% and the Revolving Loan of 0.70% (plus a facility fee of 0.18%) as of December 31, 2008.

     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS 133. The estimated fair value of these cash flow hedges results in liabilities of $84.2 million and $41.2 million as of December 31, 2008 and 2007, respectively. Of these liabilities, $75.0 million is included in accounts payable and accrued liabilities as of December 31, 2008 and $9.2 million and $41.2 million is included in other long-term liabilities as of December 31, 2008 and 2007, respectively in the Consolidated Balance Sheets and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term and Revolving Loans. In accordance with the provisions of SFAS 157, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. In accordance with SFAS 157, we considered our own credit risk when determining the fair value of our interest rate swaps. During June 2008, we terminated the $750 million interest rate swap tied to the Term Loan B that was retired during July 2008, without any significant impact to our financial position or results of operations during the period as its fair value was approximately zero on the date of termination.
     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2008, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe that we will have debt outstanding through the various expiration dates of the swaps such that the future hedge cash flows remain probable of occurring.
     Principal maturities of long-term debt at December 31, 2008 for the next five years and thereafter are as follows (in millions):

2009	$105.5
2010	210.0
2011	157.5
2012	2,041.5

Total	$2,514.5

(16) Income Taxes
     Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2008, 2007 and 2006 consists of the following (in millions):

	2008	2007	2006
Current provision (benefit):
Federal	$14.0	$114.2	$(5.9)
State	3.6	17.5	3.0
Foreign	2.2	0.1	1.1

Total current provision	$19.8	$131.8	$(1.8)

Deferred provision (benefit):
Federal	$32.5	$4.4	$(3.0)
State	2.6	(2.8)	(1.1)
Foreign	2.7	2.8	3.0

Total deferred provision	37.8	4.4	(1.1)

Total provision for income taxes	$57.6	$136.2	$(2.9)

     The provision for income taxes is based on pre-tax income from continuing operations, which is as follows (in millions):

	2008	2007	2006
United States	$137.1	$364.2	$(8.3)
Foreign	42.1	19.8	13.5

Total	$179.2	$384.0	$5.2

     Total income tax expense for the years ended December 31 was allocated as follows (in millions):

	2008	2007	2006
Tax expense per statements of earnings	$57.6	$136.2	$(2.9)
Tax expense on equity in earnings of unconsolidated subsidiaries	0.1	1.5	3.3
Tax expense attributable to discontinued operations	66.1	164.4	142.1
Unrealized gain (loss) on interest rate swaps	(15.2)	(16.8)	(0.1)

	2008	2007	2006
Unrealized (loss) gain on foreign currency translation	(12.1)	9.7	—
Other adjustment	0.7	(4.9)	3.7

Total income tax expense (benefit) allocated to other comprehensive income	(26.6)	(12.0)	3.6

Tax benefit from exercise of stock options	(1.2)	(56.6)	(31.2)

Total income tax expense	$96.0	$233.5	$114.9

     A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	5.2	4.3	3.7
Federal benefit of state taxes	(1.8)	(1.5)	(1.3)
Foreign rate differential	(3.4)	(1.3)	(44.0)
Other	(2.9)	(1.0)	(48.6)

Effective income tax rate	32.1%	35.5%	(55.2)%

     The significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 consist of the following (in millions):

	2008	2007
Deferred income tax assets:
Net operating loss carryforwards	$60.5	$64.6
Deferred revenue	60.0	82.5
Employee benefit accruals	36.2	47.2
Interest rate swaps	32.1	15.1
Accruals and Reserves	14.7	27.0
Allowance for doubtful accounts	14.1	17.3
Foreign tax credit carryforwards	13.5	12.4
Foreign currency translation adjustment	12.9	—
Other	3.7	12.3

Total gross deferred income tax assets	247.7	278.4
Less valuation allowance	(12.8)	(12.8)

Total deferred income tax assets	234.9	265.6

Deferred income tax liabilities:
Amortization of goodwill and intangible assets	414.9	410.1
Deferred contract costs	71.6	90.6
Depreciation	—	26.1
Investment	—	4.1
Other	3.7	9.6

Total deferred income tax liabilities	490.2	540.5

Net deferred income tax liability	$255.3	$274.9

     Deferred income taxes have been classified in the consolidated balance sheets as of December 31, 2008 and 2007 as follows (in millions):

	2008	2007
Current assets	$91.0	$120.1
Noncurrent liabilities	346.3	395.0

Net deferred income tax liability	$255.3	$274.9

     Management believes that based on its historical pattern of taxable income, projections of future income, tax planning strategies and other relevant evidence, the Company will produce sufficient income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset if management believes it is more likely than not that the Company will not be able to realize the benefits or portion of a deferred income tax asset. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred income tax asset that is realizable.
     As of December 31, 2008 and 2007, the Company had income taxes (payable) receivable of ($1.1) million and $32.2 million, respectively.
     Pre-tax income as of December 31, 2006, was $5.2 million while the income tax benefit for the same period was ($2.9) million. The impact of the favorable rate adjustments including the foreign rate differential results in significant rate adjustments relative to the Company’s pre-tax income.

     At December 31, 2008 and 2007, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $60.5 million and $64.6 million, respectively. The federal net operating losses result in deferred tax assets at December 31, 2008 and 2007 of $2.1 million and $13.6 million, respectively, which expire between 2019 and 2024. The Company anticipates fully utilizing these net operating losses prior to expiration. The Company also has state net operating loss carryforwards resulting in a deferred tax asset of $5.3 million at December 31, 2008 and 2007. The Company has a full valuation allowance against this amount at December 31, 2008 and 2007. The Company has foreign net operating loss carryforwards resulting in deferred tax assets at December 31, 2008 and 2007 of $53.1 million and $45.6 million, respectively. The Company has valuation allowances against these net operating losses at December 31, 2008 and 2007 of $5.2 million and $5.2 million, respectively. During 2008, the Company recorded a deferred tax asset of $7.4 million related to foreign net operating loss carryforwards resulting from a prior acquisition. The offset was recorded as a reduction of goodwill. At December 31, 2008 and 2007, the Company had foreign tax credit carryovers of $13.5 million and $12.4 million, respectively, which expire between 2013 and 2025. As of December 31, 2008 and 2007, the Company has a valuation allowance against $2.3 million of foreign tax credits that the Company’s management believes it is more likely than not that it will not realize the benefit.
     As of January 1, 2005, the IRS selected the Company to participate in the Compliance Assurance Process (CAP) which is a real-time audit for 2005 and future years. The IRS has completed its review for years 2002-2006 which resulted in immaterial adjustments for tax year 2004. Currently management believes the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company’s financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2001. Substantially all state income tax returns have been concluded through 2004.
     The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. At December 31, 2008, the cumulative earnings on which United States taxes have not been provided for were $201.1 million. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the federal tax liability associated with the foreign dividend.
     The following table reconciles the gross amounts of unrecognized gross tax benefits at the beginning and end of the period (in millions) as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”):

Gross Amount
Amounts of unrecognized tax benefits at January 1, 2008	$23.7
Amount of decreases due to lapse of the applicable statute of limitations	(3.6)
Amount of decreases due to change of position	(2.5)
Amount of decreases due to settlements	(6.7)
Increases as a result of tax positions taken in a prior period	4.8

Amount of unrecognized tax benefit at December 31, 2008	$15.7

     The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $2.3 million for the year ended December 31, 2008. The total amount of interest and penalties recognized in the consolidated balance sheet is $3.8 million at December 31, 2008. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.
     Due to the expiration of various statutes of limitation in the next twelve months, an estimated $2.1 million of gross unrecognized tax benefits may be recognized during that twelve month period.
(17) Commitments and Contingencies
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

     Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds and seven other non-related parties in the U.S. District Court for the Southern District of Florida. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants settled the case with the plaintiffs. That settlement was approved by the court over the objection of a group of Texas drivers and motor vehicle record holders. The plaintiffs have since moved to amend the court’s order approving the settlement in order to seek a greater attorneys’ fee award and to recover supplemental costs. In the meantime, the objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al and Sharon Taylor, et al. v. Acxiom et al in the U.S. District Court for the Eastern District of Texas alleging similar violations of the DPPA. The Acxiom action was filed against the Company’s ChexSystems, Inc. subsidiary, while the Biometric suit was filed against the Company’s Certegy Check Services, Inc. subsidiary. The judge recused himself in the action against Certegy because he was a potential member of the class. The lawsuit was then assigned to a new judge and Certegy filed a motion to dismiss. The court granted Certegy’s motion to dismiss with prejudice in the third quarter of 2008. ChexSystems filed a motion to dismiss or stay its action based upon the earlier settlement and the Court granted the motion to stay pending resolution of the Florida case. The court dismissed the ChexSystems’ lawsuit with prejudice against the remaining defendants in the third quarter of 2008. The plaintiffs moved the court to amend the dismissal to exclude defendants that were parties to the Florida settlement. That motion was granted. The plaintiffs then appealed the dismissal. The plaintiffs’ appeals of the dismissals in both lawsuits are pending.
     Searcy, Gladys v. eFunds Corporation
     This is a nationwide putative class action that was originally filed against eFunds Corporation and its affiliate Deposit Payment Protection Services, Inc. during the first quarter of 2008. The complaint alleges willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network (“SCAN”). Plaintiff’s principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer’s file at the time of the request; (ii) the source of the information in the consumer’s file; and/or (iii) the names of any persons who requested information related to the consumer’s check writing history during the prior year. The Company is vigorously defending the matter.
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
     Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2013, and thereafter in the aggregate, are as follows (in millions):

2009	$62.9
2010	47.4
2011	31.4
2012	18.6
2013	13.2
Thereafter	27.1

Total	$200.6

     In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $21.6 million per year which renew on a short-term basis.

     Rent expense incurred under all operating leases during the years ended December 31, 2008, 2007 and 2006 was $117.0 million, $108.4 million and $81.5 million, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was rent expense of $14.2 million, $23.5 million and $45.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     Data Processing and Maintenance Services Agreements. The Company has agreements with various vendors, which expire between 2009 and 2017, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $584.0 million as of December 31, 2008. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.
(18) Employee Benefit Plans
Stock Purchase Plan
     Prior to the Certegy Merger (Note 6), FIS employees participated in the Fidelity National Financial, Inc. Employee Stock Purchase Plan (ESPP). Subsequent to the Certegy Merger, the Company instituted its own plan with the same terms as the Fidelity National Financial, Inc. plan. Under the terms of both plans and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of FNF’s (prior to the Certegy Merger) or FIS’ (post Certegy Merger) common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded an expense of $14.3 million, $15.2 million and $13.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006 relating to the participation of FIS employees in the ESPP. Included in discontinued operations in the Consolidated Statements of Earnings was $2.9 million, $5.6 million and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
401(k) Profit Sharing Plan
     The Company’s employees are covered by a qualified 401(k) plan. Prior to the Certegy Merger, this plan was sponsored by FNF. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded expense of $18.5 million, $20.3 million and $19.0 million, respectively, for the years ended December 31, 2008, 2007 and 2006 relating to the participation of FIS employees in the 401(k) plan. Included in discontinued operations in the Consolidated Statements of Earnings was expense of $3.8 million, $7.7 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Stock Option Plans
     In 2005, the Company adopted the FIS 2005 Stock Incentive Plan (the “Plan”). As of December 31, 2008 and 2007, there were 2.7 million and 2.6 million options outstanding under this plan, respectively, at a strike price of $8.71 per share (as adjusted for the 1.7952 conversion ratio for the LPS spin-off and the 0.6396 exchange ratio in the Certegy transaction), respectively. These stock options were granted at the fair value of the Company’s stock on the grant date based on the price for which the Company sold 32 million shares (a 25% interest) to the financial sponsors in the recapitalization transaction on March 9, 2005. The options granted thus far under this plan have a term of 10 years and vest quarterly over either a 4 or 5 year period (the “time-based options”) on a quarterly basis or based on specific performance criteria (the “performance-based options”). The performance-based options vested in 2006 after the performance criteria was met subsequent to the Certegy Merger.
     Through the Certegy Merger, the Company assumed the Certegy Inc. Stock Incentive Plan that provides for the issuance of qualified and non-qualified stock options to officers and other key employees at exercise prices not less than market on the date of grant. All options and awards outstanding prior to the Certegy Merger under the Certegy Plan were fully vested as of the Certegy Merger date. As part of the Certegy Merger, the Certegy shareholders approved amendments to the plan and approved an additional 6.0 million shares to be made available under the plan. The Company granted 0.1 million, 4.7 million and 4.7 million options under this plan in the years ended December 31, 2008, 2007 and for the period from February 1, 2006 through December 31, 2006, respectively. There were 14.7 million and 11.4 million options outstanding under this plan at December 31, 2008 and 2007, respectively.
     On November 9, 2006, as part of the closing of the FNF Merger, the Company assumed certain options and restricted stock grants that the Company’s employees and directors held in FNF under certain FNF stock option plans. The Company assumed 2.7 million options to replace approximately 4.9 million outstanding FNF options per the FNF Merger agreement. The Company also assumed 0.1 million shares of restricted stock.

     Certain FIS employees were participants in FNF’s stock-based compensation plans prior to the FNF Merger, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under these plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. There were no FNF options granted to FIS employees under these plans in the years ended December 31, 2007 and 2006. The Company recorded expense relating to these options and restricted stock of $1.0 million, $6.4 million and $3.8 million in the years ended December 31, 2008, 2007 and 2006, respectively. All FNF options and restricted stock for which the Company now records expense were converted into FIS options and restricted stock in the FNF Merger noted above.
     On September 12, 2007, as part of the closing of the eFunds acquisition, the Company assumed certain vested and unvested options and restricted stock units that the employees of eFunds held as of the acquisition date in the eFunds stock option plans. The Company assumed 2.2 million options and 0.1 million restricted stock units.
     In 2008, the Company adopted the FIS 2008 Stock Incentive Plan. As of December 31, 2008 there were 4.8 million options outstanding under this plan and 19.2 million options available for grant under this plan.
     On July 2, 2008, we completed the LPS spin-off. All stock options and awards held by our employees that became LPS employees were cancelled as of that date and reissued as LPS stock options and awards which are being accounted for in LPS’ financial results on a go-forward basis. All stock options and awards held by employees that continued to be FIS employees were adjusted using a conversion factor to adjust both the number of awards and the strike price of the awards that ensured the fair value of the option and award was the same immediately before and after the spin-off transaction.
     The following schedule summarizes the stock option activity for the years ended December 31, 2008, 2007 and 2006 (in millions except for per share amounts):

		Weighted
		Average
	Shares	Exercise Price
Balance, December 31, 2005	9.0	$15.63

Assumed in Certegy Merger	4.4	27.23
Assumed in the FNF Merger	2.7	25.72
Granted	4.7	39.75
Exercised	(3.5)	20.05
Cancelled	(0.2)	15.89

Balance, December 31, 2006	17.1	$26.02

Assumed in eFunds acquisition	2.2	28.47
Granted	4.7	42.55
Exercised	(6.5)	18.18
Cancelled	(0.2)	20.07

Balance, December 31, 2007	17.3	$33.22

Granted January 1, 2008 through July 2, 2008	0.2	40.24
Exercised January 1, 2008 through July 2, 2008	(0.5)	21.85
Cancelled January 1, 2008 through July 2, 2008	(0.2)	31.02
Cancelled and assumed by LPS in spin-off transaction	(4.6)	33.89

Balance, July 2, 2008 before equity restructuring adjustment	12.2	33.58

Granted in LPS spin-off transaction	9.7	(a	)

Balance, July 2, 2008 post-equity restructuring adjustment	21.9	18.71

Granted July 3, 2008 through December 31, 2008	4.7	14.46
Exercised July 3, 2008 through December 31, 2008	(0.6)	13.78
Cancelled July 3, 2008 through December 31, 2008	(0.2)	19.56

Balance, December 31, 2008	25.8	$17.95

(a)	As a result of the LPS spin-off, all FIS stock options and awards held by LPS’ employees were cancelled and reissued as LPS stock options and awards and are accounted for in LPS’ financial results going forward. All stock options and awards held by employees that continued as FIS employees were adjusted using a conversion factor of 1.7952 to adjust both the number of awards and the strike price of these awards to ensure that their fair value was the same immediately before and after the spin-off.
     The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $11.4 million, $179.3 million and $68.1 million, respectively.

     The following table summarizes information related to stock options outstanding and exercisable as of December 31:

Outstanding Options						Exercisable Options
		Weighted					Weighted
		Average	Weighted	Intrinsic			Average	Weighted	Intrinsic
	Number	Remaining	Average	Value at		Number	Remaining	Average	Value at
	of	Contractual	Exercise	December 31,		of	Contractual	Exercise	December 31,
Range of Exercise Price	Options	Life	Price	2008		Options	Life	Price	2008
	(In millions)			(In millions)					(In millions)
$0.00 - $8.71	2.7	6.05	$8.65	$20.9		2.5	6.04	$8.64	$19.3
$8.72 - $16.00	6.9	5.51	13.73	17.5		2.2	2.71	12.41	8.5
$16.01 - $22.35	7.7	4.41	19.02	(a	)	6.5	4.46	18.54	(a	)
$22.36 - $22.75	1.2	4.86	22.42	(a	)	0.8	4.86	22.42	(a	)
$22.76 - $23.25	1.8	4.86	23.03	(a	)	1.2	4.86	23.03	(a	)
$23.26 - $23.50	0.1	6.12	23.46	(a	)	—	—	—	(a	)
$23.51 - $23.75	5.3	5.77	23.71	(a	)	2.0	5.77	23.71	(a	)
$23.76 - $25.00	0.1	6.69	24.89	(a	)	—	6.69	24.89	(a	)

$0.00 - $61.00	25.8	5.22	$17.95	$38.4		15.2	4.69	$17.24	$27.8

(a)	No intrinsic value as of December 31, 2008 .
     The Company has provided for total stock compensation expense of $60.7 million, $ 39.0 million and $50.1 million for 2008, 2007, and 2006, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation. The amount of stock compensation expense related to discontinued operations is $9.1 million, $14.0 million and $24.1 million in 2008, 2007 and 2006, respectively, and has been reclassified accordingly. The year ended December 31, 2008, included stock compensation expense of $14.1 million relating to the acceleration of option vesting for all options held by eFunds employees prior to the merger and $2.6 million relating to the acceleration upon termination of certain executive unvested stock awards. The year ended December 31, 2007 included stock compensation expense of $2.2 million relating to the acceleration of option vesting upon termination of certain employees during the year. The year ended 2006 included stock compensation expense of $24.5 million relating to the FIS performance based options granted on March 9, 2005 for which the performance and market based criteria for vesting were met during the period and a $6.1 million charge relating to the acceleration of option vesting per the FNF Merger agreement.
     The weighted average fair value of options granted during 2008, 2007 and 2006 were estimated to be $3.84, $12.60 and $15.52, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2008	2007	2006
Risk free interest rate	2.8%	3.5%	4.9%
Volatility	26.0%	25.0%	30.0%
Dividend yield	1.0%	0.5%	0.5%
Weighed average expected life (years)	5.3	5.8	6.4
     At December 31, 2008 and 2007, the total unrecognized compensation cost related to non-vested stock awards is $69.3 million and $123.4 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.6 years and 1.8 years, respectively. The amount for 2007 includes awards cancelled in the LPS spin.
     On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to $200 million worth of our common stock (the “Old Plan”). On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to an additional $250.0 million worth of our common stock (the “New Plan”). Under the New Plan we repurchased 5.8 million shares of our stock for $226.2 million, at an average price of $38.97 for the year ended December 31, 2008. During the year ended December 31, 2008, we also repurchased an additional 0.2 million shares of our stock for $10.0 million at an average price of $40.56 under the Old Plan. During 2007 and 2006, the Company repurchased 1.6 million shares and 4.3 million shares, respectively, at an average price of $49.15 and $37.60, respectively under the Old Plan.
     On March 20, 2008, we granted 0.4 million shares of restricted stock at a price of $38.75 that vest quarterly over 2 years. On July 2, 2008, $0.2 million of these shares were cancelled and assumed by LPS. The remaining unvested restricted shares were converted by the conversion factor of 1.7952. On October 27, 2008, we granted 0.8 million shares of restricted stock at a price of $14.35 that vest annually over 3 years. As of December 31, 2008, we have approximately 1.0 million unvested restricted shares remaining.

Defined Benefit Plans
Certegy Pension Plan
     In connection with the Certegy Merger, the Company announced that it was going to terminate and settle the Certegy U.S. Retirement Income Plan (“USRIP”). The estimated impact of this settlement was reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The final USRIP settlement occurred during the fourth quarter of 2007 and was paid to the participant electing to take a lump-sum payment of their accrued benefit or receiving an annuity contract for their remaining benefit. The aggregate settlement value was $73.5 million. In addition the Company amended the Supplemental Executive Retirement Plan (“SERP”) to effectively freeze the benefits entitled under the plan resulting in a curtailment and settlement of that plan at December 31, 2007. The liabilities of that plan were then paid out in February 2008.
Kordoba
     In connection with the Kordoba acquisition, the Company assumed Kordoba’s unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to Kordoba’s employees upon retirement. Total benefit costs for the years ended December 31, 2008, 2007 and 2006 were $2.9 million, $3.2 million and $3.3 million, respectively. The accumulated benefit obligation at December 31, 2008 and 2007 was $27.7 million and $28.9 million, respectively, and the projected benefit obligation was $28.6 million and $30.1 million, respectively. The plan remains unfunded as of December 31, 2008.
The measurement date for the Plan was December 31, 2008. The assumptions used to determine benefit obligations at December 31, 2008, 2007 and 2006 and the periodic pension costs for the periods in each of the years then ended were as follows:

	2008	2007	2006
Discount rate	5.75%	5.25%	4.50%
Salary projection rate	3.00%	3.00%	2.50%
     Estimated future benefit payments for the next five years and for the years from 2014 to 2018 are as follows (in millions):

2009	$1.0
2010	1.0
2011	1.0
2012	1.5
2013	1.7
2014–2018	$8.6
(19) Concentration of Risk
     The Company generates a significant amount of revenue from large customers, however, no customers accounted for more than 10% of total revenue or total segment revenue in the years ended December 31, 2008, 2007 and 2006.
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
(20) Segment Information
     On July 2, 2008, we completed the LPS spin-off. The results of operations of the lender processing services segment are reflected as discontinued operations in the Consolidated Statements of Earnings, in accordance with SFAS 144, for all periods presented. Prior to the LPS spin-off (see note 4), the Company operated in two reportable segments, Transaction Processing Services (TPS) and Lender Processing Services (LPS).

     Subsequent to the LPS spin-off, we completed the previously announced review and restructuring of our reporting and management structure, and are now reporting the results of our operations in four new reporting segments: 1) Financial Solutions, 2) Payment Solutions, 3) International and 4) Corporate and Other. All periods presented have been conformed to reflect the segment changes.
     Summarized financial information for the Company’s segments is shown in the following tables.
     As of and for the year ended December 31, 2008 (in millions):

	Financial	Payment		Corporate
	Solutions	Solutions	International	and Other	Total
Processing and services revenues	$1,158.8	$1,530.2	$759.5	$(2.5)	$3,446.0
Operating expenses	803.7	1,182.4	710.0	415.0	3,111.1

Operating income	$355.1	$347.8	$49.5	$(417.5)	334.9

Other income (expense) unallocated					(155.7)

Income from continuing operations					$179.2

Depreciation and amortization	$116.9	$46.4	$55.2	$203.3	$421.8

Capital expenditures	$90.5	$32.6	$95.7	$11.2	$230.0

Total assets	$2,873.7	$2,195.1	$1,349.2	$1,096.0	$7,514.0

Goodwill	$2,096.4	$1,674.1	$423.5	$—	$4,194.0

     As of and for the year ended December 31, 2007 (in millions):

	Financial	Payment		Corporate
	Solutions	Solutions	International	and Other	Total
Processing and services revenues	$1,007.6	$1,298.8	$618.1	$(3.5)	$2,921.0
Operating expenses	804.5	1,007.0	573.4	254.2	2,639.1

Operating income	$203.1	$291.8	$44.7	$(257.7)	281.9

Other income (expense) unallocated					102.1

Income from continuing operations					$384.0

Depreciation and amortization	$152.0	$41.6	$45.1	$154.6	$393.3

Total assets	$2,992.8	$2,386.6	$1,090.3	$1,180.9	$7,650.6

Goodwill	$2,106.7	$1,682.4	$425.6	$—	$4,214.7

     As of and for year ended December 31, 2006 (in millions):

	Financial	Payment		Corporate
	Solutions	Solutions	International	and Other	Total
Processing and services revenues	$882.2	$1,120.5	$430.3	$(16.5)	$2,416.5
Operating expenses	700.8	866.6	392.0	263.5	2,222.9

Operating income	$181.4	$253.9	$38.3	$(280.0)	193.6

Other income (expense) unallocated					(188.4)

Income from continuing operations					$5.2

Depreciation and amortization	$119.4	$37.8	$24.3	$137.0	$318.5

Total assets	$2,080.6	$1,459.0	$777.7	$1,241.8	$5,559.1

Goodwill	$1,320.8	$1,054.8	$266.8	$—	$2,642.4

     Enterprise-wide sales to non-U.S. based customers were $768.8 million, $620.9 million and $429.2 million in the years ended December 31, 2008, 2007 and 2006, respectively. Brazil, Germany and the U.K. accounted for the majority of the sales to non-U.S. based customers.
     Capital expenditures for the years ended 2007 and 2006 are not provided. We did not track capital expenditures in the prior periods consistent with the current segment reporting. Therefore, it was impracticable to obtain this information for periods other than 2008.
     Total assets and goodwill at December 31, 2007 and 2006, excludes total assets of $2,144.0 million and $2,071.5 million and goodwill of $1,112.1 million and $1,095.1 million, respectively, related to discontinued operations.
Financial Solutions

     The Financial Solutions segment focuses on serving the processing needs of financial institutions of all sizes, commercial lenders, finance companies and other businesses. The Company’s primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. The Company also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the Company’s financial institution customers and their clients. The Company offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems.
Payment Solutions
     The Payment Solutions segment focuses on serving the payment processing and risk management needs of financial institutions, retailers and other businesses. This segment includes card issuer services, which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. In addition, this segment provides risk management services to retailers and financial institutions. The Company offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems.
International
     The International segment offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company’s consolidated Brazilian card processing venture (see note 7). Included in this segment are long-term assets, excluding Goodwill and Other Intangible assets, located outside of the United States totaling $398.0 million, $332.1 million and $296.5 million at December 31, 2008, 2007 and 2006, respectively. These assets are predominantly located in Germany, Brazil, U.K. and India.
Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs that are not allocated to any operating segments. These include costs related to human resources, finance, accounting, domestic sales and marketing and amortization of acquisition related intangibles and other costs that are not considered when management evaluates segment performance.

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as set forth in Item 8.
Item 9B. Other Information.
     On October 29, 2009, we granted non-qualified stock options and restricted stock pursuant to the Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan to the following executive officers: William P. Foley — 587,500 non-qualified stock options and 146,875 shares of restricted stock; Lee A. Kennedy — 763,750 non-qualified stock options and 190,938 shares of restricted stock; George P. Scanlon — 270,250 non-qualified stock options and 67,563 shares of restricted stock; Brent B. Bickett — 141,000 non-qualified stock options and 35,250 shares of restricted stock;. In each case, the stock options were awarded with an exercise price equal to the fair market value of a share on the date of grant, vest proportionately each year over three years and have a seven year term. In each case, the restricted stock vests proportionately each year over three years.
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

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of September 14, 2005, among Certegy Inc., C Co. Merger Sub, LLC and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 16, 2005).

2.2	Agreement and Plan of Merger, dated as of June 25, 2006 and amended and restated as of September 18, 2006, between Fidelity National Information Services, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Annex A to Amendment No. 1 to Registration Statement on Form S-4 filed on September 18, 2006).

3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 6, 2006).

3.2	Amended and Restated Bylaws of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 6, 2006).

4.1	Registration Rights Agreement, dated as of February 1, 2006, among Fidelity National Information Services, Inc. and the security holders named therein (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 6, 2006).

4.2	Form of certificate representing Fidelity National Information Services, Inc. Common Stock (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 filed on February 6, 2006).

10.1	Assignment and Assumption of Lease and Other Operative Documents, dated as of June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 14, 2001).

10.1(a)	Omnibus Amendment to Master Agreement, Lease, Loan Agreement and Definitions Appendix A, dated as of September 17, 2004, entered into among Certegy Inc., Prefco VI Limited Partnership and SunTrust Bank (incorporated by reference to Exhibit 10.3(a) to Quarterly Report on Form 10-Q filed on November 9, 2004).

10.2	Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on July 20, 2001).

10.3	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on March 25, 2002). (1)

10.4	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on March 25, 2002).

10.4(a)	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed on February 17, 2004).

10.5	Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed on July 20, 2001).

10.6	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Payment Services, Inc. (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed on July 20, 2001).

10.7	Certegy Inc. Non-Employee Director Stock Option Plan, effective as of June 15, 2001 (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed on March 25, 2002). (1)

10.8	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed on March 25, 2002). (1)

10.9	Certegy 2002 Bonus Deferral Program Terms and Conditions (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 25, 2002). (1)

10.10	Certegy Inc. Officers’ Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 25, 2002). (1)

10.11	2003 Renewal Service Agreement, dated as of June 1, 2003, between ICBA Bancard, Inc. and Certegy Card Services, Inc. (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on February 17, 2004).

10.12	2004 Restated CSCU Card Processing Service Agreement, dated as of January 1, 2004, between Card Services for Credit Unions, Inc. and Certegy Card Services, Inc. (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on February 17, 2004).

10.13	Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003 (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed on February 17, 2004). (1)

Exhibit
No.	Description
10.14	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003 (the “SERP”) (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed on February 17, 2004). (1)

10.15	Amendment to the SERP, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 2, 2008). (1)

10.16	Lee A. Kennedy’s Payment Election Form under the SERP, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 2, 2008). (1)

10.17	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003 (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed on February 17, 2004). (1)

10.18	Master Agreement for Operations Support Services, dated as of June 29, 2001, between Certegy Inc. and International Business Machines Corporation (the “Master Agreement”) (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K filed on February 17, 2004). (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.19	Transaction Document #03-01 under the Master Agreement, effective as of March 5, 2003, between Certegy Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed on February 17, 2004). (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.20	Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement, dated as of June 18, 2004 (incorporated by reference to Exhibit 10.44 to Quarterly Report on Form 10-Q filed on August 6, 2004). (1)

10.21	Form of Certegy Inc. Restricted Stock Units Deferral Election Agreement for 2004 (incorporated by reference to Exhibit 10.45 to Quarterly Report on Form 10-Q filed on August 6, 2004). (1)

10.22	Form of Certegy Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.46 to Current Report on Form 8-K filed on February 10, 2005). (1)

10.23	Form of Certegy Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed on March 11, 2005). (1)

10.24	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed on March 11, 2005). (1)

10.25	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed on March 11, 2005). (1)

10.26	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 25, 2008). (1)

10.27	Credit Agreement, dated as of January 18, 2007, among Fidelity National Information Services, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A., and other financial institutions party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 19, 2007).

10.28	Amendment No. 1 to the Credit Agreement, dated as of July 30, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 18, 2007).

10.29	Joinder Agreement, dated as of September 12, 2007, by and among Fidelity National Information Services, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wachovia Bank N.A. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 18, 2007).

10.30	Fidelity National Information Services, Inc. 2005 Stock Incentive Plan, effective as of March 9, 2005 (incorporated by reference to Exhibit 10.84 to Annual Report on Form 10-K of Fidelity National Financial, Inc. filed on March 16, 2005). (1)

10.31	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.10 to Current Report on Form 8-K filed on February 6, 2006). (1)

10.32	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.11 to Current Report on Form 8-K filed on February 6, 2006). (1)

10.33	Amended and Restated Certegy Inc. Stock Incentive Plan, effective as of June 15, 2001 and amended and restated as of October 23, 2006 (incorporated by reference to Annex B to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006). (1)

Exhibit
No.	Description
10.34	Form of Amendment to Change in Control Letter Agreements (incorporated by reference to Exhibit 99.36 to Current Report on Form 8-K filed on February 6, 2006). (1)

10.35	Granite Financial, Inc. Omnibus Stock Plan of 1996, amended and restated as of April 24, 1997 and June 14, 1997 (incorporated by reference to Exhibit 10.3.1 to Amendment No. 4 to Registration Statement on Form SB-2 of Granite Financial, Inc. filed on July 23, 1997). (1)

10.36	Fidelity National Financial, Inc. Amended and Restated 1998 Stock Incentive Plan, amended and restated as of July 24, 2001 and as of November 12, 2004 and effective as of December 16, 2004 (incorporated by reference to Annex C to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).

10.37	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, amended and restated as of July 24, 2001 and as of November 12, 2004 and effective as of December 16, 2004 (incorporated by reference to Annex B to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).

10.38	Fidelity National Information Solutions, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 of Fidelity National Information Solutions, Inc. filed on December 14, 2001). (1)

10.39	Vista Information Solutions, Inc. 1999 Stock Option Plan, effective as of January 27, 1999 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-KSB of Fidelity National Information Solutions, Inc. filed on April 14, 2000). (1)

10.40	Micro General Corporation 1999 Stock Incentive Plan, effective as of November 17, 1999 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 of Micro General Corporation filed on February 1, 2000). (1)

10.41	Micro General Corporation 1998 Stock Incentive Plan, effective as of June 3, 1998 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 of Micro General Corporation filed on September 25, 1998). (1)

10.42	Vista Environmental Information, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 of Fidelity National Information Solutions, Inc. filed on August 21, 1996). (1)

10.43	DataMap, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of Fidelity National Information Solutions, Inc. filed on August 21, 1996). (1)

10.44	Form of Stock Option Agreement and Notice of Stock Option Grant under Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on March 21, 2005). (1)

10.45	Sanchez Computer Associates, Inc. Amended and Restated 1995 Equity Compensation Plan, effective as of October 9, 1995 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 of Fidelity National Financial, Inc. filed on April 15, 2004). (1)

10.46	InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan, InterCept, Inc. 2002 Stock Option Plan and InterCept, Inc. G. Lynn Boggs 2002 Stock Option Plan, all amended and restated as of November 8, 2004 (incorporated by reference to Exhibits 99.2, 99.3 and 99.4, respectively, to Registration Statement on Form S-8 of Fidelity National Financial, Inc. filed on November 23, 2004). (1)

10.47	Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, effective as of December 16, 2004 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004). (1)

10.48	Notice of Stock Option Grant under Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan, effective as of August 19, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on August 25, 2005).

10.49	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, effective as of May 29, 2008 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A filed on April 15, 2008). (1)

10.50	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (1)

10.51	Form of Notice of Stock Option Grant and Stock Option Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (1)

Exhibit
No.	Description
10.52	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and Lee A. Kennedy (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 8, 2008). (1)

10.53	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006 (incorporated by reference to Annex C to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006). (1)

10.54	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006 (incorporated by reference to Annex D to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).

10.55	Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Fidelity National Financial, Inc., Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 27, 2006).

10.56	Cross-Indemnity Agreement, dated as of October 23, 2006, by and between Fidelity National Information Services, Inc. and Fidelity National Title Group, Inc. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 27, 2006).

10.57	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and Francis R. Sanchez. (1)

10.58	Employment Agreement, effective as of July 2, 2008, between Fidelity National Information Services, Inc. and William P. Foley, II. (1)

10.59	Employment Agreement, effective as of July 2, 2008, between Fidelity National Information Services, Inc. and Brent B. Bickett. (1)

10.60	Employment Agreement, effective as of November 16, 2007, between Fidelity National Information Services, Inc. and Gary A. Norcross (incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed on February 29, 2008). (1)

10.61	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and George P. Scanlon (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 9, 2008). (1)

10.62	Employment Agreement, effective as of June 30, 2008, between Fidelity National Information Services, Inc. and James W. Woodall (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on July 9, 2008). (1)

10.63	Form of Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed on March 1, 2007). (1)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009	Fidelity National Information Services, Inc.
	By:	/s/ Lee A. Kennedy
Lee A. Kennedy
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2009	By:	/s/ William P. Foley, II
William P. Foley, II
Chairman of the Board

Date: February 27, 2009	By:	/s/ Lee A. Kennedy
Lee A. Kennedy
President and Chief Executive Officer; Director (Principal Executive Officer)

Date: February 27, 2009	By:	/s/ george p. scanlon
George P. Scanlon
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 27, 2009	By:	/s/ Thomas M. Hagerty
Thomas M. Hagerty,
Director

Date: February 27, 2009	By:	/s/ Keith W. Hughes
Keith W. Hughes,
Director

Date: February 27, 2009	By:	/s/ David K. Hunt
David K. Hunt,
Director

Date: February 27, 2009	By:	/s/ Robert M. Clements
Robert M. Clements,
Director

Date: February 27, 2009	By:	/s/ Richard N. Massey
Richard N. Massey,
Director

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-K
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description
10.50	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (1)

10.51	Form of Notice of Stock Option Grant and Stock Option Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (1)

10.57	Employment Agreement, effective as of May 1, 2008, between Fidelity National Information Services, Inc. and Francis R. Sanchez. (1)

10.58	Employment Agreement, effective as of July 2, 2008, between Fidelity National Information Services, Inc. and William P. Foley, II. (1)

10.59	Employment Agreement, effective as of July 2, 2008, between Fidelity National Information Services, Inc. and Brent B. Bickett. (1)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.