Form 10-K/A
period 2008-12-31
Fidelity National Information Services, Inc.
filed 2009-03-10
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to Fidelity National Information Services, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009 (the “Original Filing”), amends and restates Exhibit 23.1 to the Original Filing to include the correct consent of the Independent Registered Public Accounting Firm. Except as expressly set forth in this Form 10-K/A, the Original Filing has not been amended, updated or otherwise modified.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2009	Fidelity National Information Services, Inc.
	By:	/s/ George P. Scanlon
		Name:	George P. Scanlon
		Title:	Executive Vice President and Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-K/A
INDEX TO EXHIBITS
     The following documents are being filed with this Form 10-K/A:

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

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