Form 10-Q
period 2009-03-31
Fidelity National Information Services, Inc.
filed 2009-05-06
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(904) 854-5000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
     As of April 30, 2009, 191,255,135 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q QUARTERLY REPORT
Quarter Ended March 31, 2009
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
A. Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
B. Consolidated Statements of Earnings for the three-month periods ended March 31, 2009 and 2008	4
C. Consolidated Statement of Equity for the three-month period ended March 31, 2009	5
D. Consolidated Statements of Cash Flows for the three month-periods ended March 31, 2009 and 2008	6
E. Consolidated Statements of Comprehensive Earnings for the three-month periods ended March 31, 2009 and 2008	7
F. Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risks	24
Item 4. Controls and Procedures	25
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	26
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per share amounts )

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272.0	$220.9
Settlement deposits	39.2	31.4
Trade receivables, net of allowance for doubtful accounts of $39.9 and $40.6 at March 31, 2009 and December 31, 2008, respectively	498.8	538.1
Settlement receivables	42.7	52.1
Other receivables	110.7	121.1
Receivable from related party	11.2	10.1
Prepaid expenses and other current assets	99.1	115.1
Deferred income taxes	62.3	77.4

Total current assets	1,136.0	1,166.2
Property and equipment, net of accumulated depreciation of $256.5 and $244.4 at March 31, 2009 and December 31, 2008, respectively	269.6	272.6
Goodwill	4,190.1	4,194.0
Intangible assets, net of accumulated amortization of $511.1 and $499.3 at March 31, 2009 and December 31, 2008, respectively	893.1	924.3
Computer software, net of accumulated amortization of $350.8 and $345.7 at March 31, 2009 and December 31, 2008, respectively	613.0	617.0
Deferred contract costs	237.2	241.2
Long term note receivable from FNF	5.3	5.5
Other noncurrent assets	72.1	79.6

Total assets	$7,416.4	$7,500.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$395.1	$444.8
Settlement payables	82.4	83.3
Current portion of long-term debt	132.8	105.5
Deferred revenues	192.5	182.9

Total current liabilities	802.8	816.5
Deferred revenues	87.9	86.7
Deferred income taxes	326.6	332.7
Long-term debt, excluding current portion	2,327.7	2,409.0
Other long-term liabilities	147.5	158.5

Total liabilities	3,692.5	3,803.4

Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock $0.01 par value; 600 shares authorized, 200.2 shares issued at March 31, 2009 and December 31, 2008	2.0	2.0
Additional paid in capital	2,961.6	2,959.8
Retained earnings	1,099.6	1,076.1
Accumulated other comprehensive earnings	(111.5)	(102.3)
Treasury stock, $0.01 par value, 9.0 and 9.3 shares at March 31, 2009 and December 31, 2008, respectively	(391.4)	(402.8)

Total FIS stockholders’ equity	3,560.3	3,532.8
Noncontrolling interest	163.6	164.2

Total equity	3,723.9	3,697.0

Total liabilities and equity	$7,416.4	$7,500.4

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except per share amounts)

	Three-month periods
	ended March 31,
	2009	2008
	(Unaudited)
Processing and services revenues (for related party activity, see note 3)	$797.8	$830.3
Cost of revenues (for related party activity, see note 3)	594.3	648.7

Gross profit	203.5	181.6

Selling, general and administrative expenses (for related party activity, see note 3)	99.0	111.1
Research and development costs	22.6	19.3

Operating income	81.9	51.2

Other income (expense):
Interest income	0.8	2.8
Interest expense	(32.0)	(38.8)
Other income (expense), net	1.2	(1.2)

Total other income (expense)	(30.0)	(37.2)

Earnings from continuing operations before income taxes	51.9	14.0
Provision for income taxes	17.9	3.3

Earnings from continuing operations, net of tax	34.0	10.7
(Losses) earnings from discontinued operations, net of tax	(1.3)	59.6

Net earnings	32.7	70.3
Net loss attributable to noncontrolling interest	0.3	0.2

Net earnings attributable to FIS	$33.0	$70.5

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.18	$0.06
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	0.30

Net earnings per share — basic attributable to FIS common stockholders	$0.17	$0.36

Weighted average shares outstanding — basic	190.0	194.5

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.18	$0.06
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	0.30

Net earnings per share — diluted attributable to FIS common stockholders	$0.17	$0.36

Weighted average shares outstanding — diluted	191.6	196.5

Cash dividends paid per share	$0.05	$0.05

Amounts attributable to FIS common stockholders
Net earnings from continuing operations, net of tax	$34.3	$10.9
(Loss) earnings from discontinued operations, net of tax	(1.3)	59.6

Net earnings	$33.0	$70.5

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statement of Equity
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
						Other
	Number of Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid In	Retained	Earnings	Treasury	Noncontrolling	Comprehensive	Total
	Shares	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interest	Earnings	Equity
Balances, December 31, 2008	200.2	(9.3)	$2.0	$2,959.8	$1,076.1	$(102.3)	$(402.8)	$164.2	$—	$3,697.0
Exercise of stock options	—	0.3	—	(7.8)	—	—	11.4	—	—	3.6
Tax benefit associated with exercise of stock options	—	—	—	0.1	—	—	—	—	—	0.1
Stock-based compensation	—	—	—	9.5	—	—	—	—	—	9.5
Cash dividends paid ($0.05 per share) and other distributions	—	—	—	—	(9.5)	—	—	(0.5)	—	(10.0)
Comprehensive earnings:
Net earnings (loss)	—	—	—	—	33.0	—	—	(0.3)	32.7	32.7
Other comprehensive earnings (loss), net of tax:
Unrealized gain on investments and derivatives, net	—	—	—	—	—	9.4	—	—	9.4	9.4
Unrealized loss on foreign currency translation	—	—	—	—	—	(18.6)	—	0.2	(18.4)	(18.4)

Comprehensive earnings:	—	—	—	—	—	—	—	—	$23.7

Balances, March 31, 2009	200.2	(9.0)	$2.0	$2,961.6	$1,099.6	$(111.5)	$(391.4)	$163.6		$3,723.9

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Three-month periods
	ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net earnings attributable to FIS	$33.0	$70.5
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92.0	124.1
Amortization of debt issue costs	0.9	1.4
Gain on sale of company assets	—	(4.0)
Stock-based compensation	9.5	26.4
Deferred income taxes	1.3	6.8
Income tax benefit from exercise of stock options	(0.1)	(0.4)
Equity in earnings of unconsolidated entities	—	2.0
Noncontrolling interest	(0.3)	0.1
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade and other receivables	68.9	(8.1)
Net decrease (increase) in prepaid expenses and other assets	19.1	(12.0)
Net increase in deferred contract costs	(10.9)	(22.0)
Net increase in deferred revenue	16.0	4.6
Net decrease in accounts payable, accrued liabilities, and other liabilities	(66.5)	(21.2)

Net cash provided by operating activities	162.9	168.2

Cash flows from investing activities:
Additions to property and equipment	(15.0)	(24.3)
Additions to capitalized software	(30.3)	(65.3)
Net proceeds from sale of company assets	—	6.0
Acquisitions, net of cash acquired	(3.0)	(1.9)

Net cash used in investing activities	(48.3)	(85.5)

Cash flows from financing activities:
Borrowings	541.8	1,283.6
Debt service payments	(595.9)	(1,381.4)
Income tax benefits from exercise of stock options	0.1	0.4
Stock options exercised	3.6	6.0
Treasury stock purchases	—	(9.9)
Dividends paid	(9.5)	(9.7)

Net cash used in financing activities	(59.9)	(111.0)

Effect of foreign currency exchange rates on cash	(3.6)	1.0
Net increase (decrease) in cash and cash equivalents	51.1	(27.3)
Cash and cash equivalents, beginning of period	220.9	355.3

Cash and cash equivalents, end of period	$272.0	$328.0

Cash paid for interest	$30.7	$69.7

Cash (paid) received for taxes	$(37.9)	$8.1

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In millions)

	Three-month periods
	ended March 31,
	2009	2008
	(Unaudited)
Net earnings	$32.7	$70.3
Other comprehensive (loss) earnings:
Net change in interest rate swaps, net of tax (1)	9.4	(48.3)
Unrealized gain (loss) on other investments, net of tax	—	0.1
Unrealized gain (loss) on foreign currency translation, net of tax (2)	(18.4)	23.3

Other comprehensive losses	(9.0)	(24.9)

Comprehensive earnings	23.7	45.4
Comprehensive losses attributable to the noncontrolling interest	0.1	0.2

Comprehensive earnings attributable to FIS	$23.8	$45.6

(1)	Net of income tax expense (benefit) of $5.4 million and of ($28.1) million for the three-month periods ended March 31, 2009 and 2008, respectively. Includes amounts reclassified to interest expense, net of tax of $13.6 million and $3.5 million during the three-month periods ended March 31, 2009 and 2008, respectively (note 6).

(2)	Net of income tax (benefit) expense of ($0.1) million and $0.8 million for the three-month periods ended March 31, 2009 and 2008, respectively.
See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Unless stated otherwise or the context otherwise requires all references to “FIS,” “we”, the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation.
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on
Form 10-K, as amended by the Annual Report on Form 10-K/A, for the year ended December 31, 2008. The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2008 Consolidated Financial Statements to conform to the classifications used in 2009.
     As of March 31, 2009 and December 31, 2008 our market capitalization was below our book value. Consistent with our conclusion as of December 31, 2008, we believe the overall market conditions that existed at the measurement dates and continue to exist because of the current financial crisis have led to a market capitalization well below the fair value of a controlling interest. Based on these factors we concluded that the market capitalization does not represent the fair value of the Company. We believe there is no impairment of our goodwill as of March 31, 2009.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net earnings attributable to the parent and to the non-controlling interests be clearly identified and presented on the face of the Consolidated Statement of Earnings. SFAS 160 requires expanded disclosures in the Consolidated Financial Statements that identify and distinguish between the interests of the parent’s owners and the interest of the non-controlling owners of subsidiaries. Pursuant to the transition provisions of the statement, the Company adopted SFAS 160 as of January 1, 2009. The presentation and disclosure requirements have been applied retrospectively for all periods presented. As prescribed, the other provisions of this statement, which relate principally to the accounting for changes in ownership interests, will be applied prospectively to any applicable transactions.
     We report the results of our operations in four reporting segments: 1) Financial Solutions, 2) Payment Solutions, 3) International and 4) Corporate and Other (Note 8).
(2) Discontinued Operations
     During 2008, we discontinued certain operations which are reported as discontinued operations in the Consolidated Statements of Earnings for the three-month period ended March 31, 2008, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Interest is allocated to discontinued operations based on debt to be retired and debt specifically identified as related to the respective discontinued operation.
     LPS
     On July 2, 2008 (the “spin-off date”), all of the shares of the common stock, par value $0.0001 per share, of Lender Processing Services, Inc. (“LPS”) were distributed to FIS shareholders through a stock dividend (the “spin-off”). At the time of the distribution, LPS consisted of substantially all the assets, liabilities, businesses and employees related to FIS’ Lender Processing Services segment. Upon the distribution, FIS shareholders received one-half share of LPS common stock for every share of FIS common stock held as of the close of business on June 24, 2008. The results of operations of the former LPS segment of FIS are reflected as discontinued operations in the Consolidated Statements of Earnings for the three-month period ended March 31, 2008 in accordance with SFAS 144. LPS had revenues of $452.7 million and earnings before taxes of $93.7 million for the three-month period ended March 31, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Certegy Australia, Ltd.
     On October 13, 2008, we sold Certegy Australia, Ltd. (“Certegy Australia”) for $21.1 million in cash and other consideration, because its operations did not align with our strategic plans. Certegy Australia had revenues of $8.0 million during the three-month period ended March 31, 2008 and (loss) earnings before taxes of ($1.9) million and $4.2 million during the three-month periods ended March 31, 2009 and 2008, respectively.
Certegy Gaming Services
     On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million, realizing a pretax loss of $4.1 million, because its operations did not align with our strategic plans. Certegy Game had revenues of $27.2 million and earnings before taxes of $0.3 million (excluding the pretax loss realized on sale) during the three-month period ended March 31, 2008.
     FIS Credit Services
     On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $1.4 million, because its operations did not align with our strategic plans. Credit had revenues of $1.4 million and losses before taxes of $0.2 million (excluding the realized gain) during the three-month period ended March 31, 2008.
     Homebuilders Financial Network
     During the year ended December 31, 2008, we discontinued and dissolved Homebuilders Financial Network, LLC and its related entities (“HFN”) due to the loss of a major customer. HFN had revenues of $1.1 million and losses before taxes of ($5.4) million during the three-month period ended March 31, 2008.
(3) Related Party Transactions
     We are party to certain related party agreements described below.
     Revenues and Expenses
     A detail of related party items included in revenues for the three-month periods ended March 31, 2009 and 2008 is as follows (in millions):

	2009	2008
ABN AMRO Real card and item processing revenue	$19.8	$14.7
Banco Bradesco card and item processing revenue	20.9	20.9
Sedgwick data processing services revenue	10.0	9.7
FNF data processing services revenue	11.8	5.6
LPS services revenue	1.7	1.9

Total revenues	$64.2	$52.8

     A detail of related party items included in operating expenses (net of expense reimbursements) for the three-month periods ended March 31, 2009 and 2008 is as follows (in millions):

	2009	2008
Equipment and real estate leasing with FNF and LPS	$4.9	$4.6
Administrative corporate support and other services with FNF and LPS	2.0	1.8

Total expenses	$6.9	$6.4

     ABN AMRO Real and Banco Bradesco
     In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“Bradesco”) (collectively, “banks”) to form a venture to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing Brazilian card processing business contracts and Brazilian card processing infrastructure and committed to make enhancements to our card processing system to meet the processing needs of the banks and their affiliates. The banks executed long-term contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest in the venture. Additionally, we provide item processing services to Bradesco and ABN outside of the Brazilian card processing venture.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Sedgwick
     We provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which Fidelity National Financial, Inc., (“FNF”) holds an approximate 32% equity interest.
     FNF
     We provide data processing services to FNF consisting primarily of infrastructure support and data center management. Our agreement with FNF runs through June 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). We also have a $6.1 million note receivable from FNF, which matures in September 2012, with interest payable at a rate of LIBOR plus 0.45% (1.88% as of March 31, 2009). We recorded interest income related to this note of less than $0.1 million and $0.2 million for the three-month periods ended March 31, 2009 and 2008. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative support services relating to general management and administration. The pricing for these services, both to and from FNF, is at cost. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.
     LPS
     We provide transitional services to LPS as a result of the spin-off. In addition, we have entered into certain property management and real estate lease agreements with LPS relating to our Jacksonville corporate headquarters.
     We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party.
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the quarters ended March 31, 2009 and 2008 are computed in accordance with SFAS No. 128, Earnings per Share, using the treasury stock method.
     The following table summarizes the earnings per share attributable to FIS common stockholders, for the three-month periods ended March 31, 2009 and 2008 (in millions, except per share amounts):

	2009	2008
Net earnings from continuing operations attributable to FIS, net of tax	$34.3	$10.9
Net (loss) earnings from discontinued operations attributable to FIS, net of tax	(1.3)	59.6

Net earnings attributable to FIS, net of tax	$33.0	$70.5

Weighted average shares outstanding — basic	190.0	194.5
Plus: Common stock equivalent shares assumed from conversion of options	1.6	2.0

Weighted average shares outstanding — diluted	191.6	196.5

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.18	$0.06
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	0.30

Net earnings per share — basic attributable to FIS common stockholders	$0.17	$0.36

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.18	$0.06
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	0.30

Net earnings per share — diluted attributable to FIS common stockholders	$0.17	$0.36

     Options to purchase approximately 19.0 million shares and 8.6 million shares of our common stock for the three-month periods ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(5) Metavante Merger
     On March 31, 2009, FIS and Metavante Technologies, Inc. (“Metavante”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which FIS will acquire Metavante. The transaction will be structured as a tax-free reorganization whereby Metavante will be merged with and into a newly formed subsidiary of FIS (the “Merger”).
     Under the terms of the Merger Agreement, Metavante shareholders will receive a fixed exchange ratio of 1.35 (the “Exchange Ratio”) shares of FIS common stock for each share of Metavante common stock they own. In addition, outstanding Metavante stock options and other stock-based awards (other than performance shares) will be converted into stock options and other stock-based awards with respect to shares of FIS common stock using the Exchange Ratio.
     Consummation of the Merger is subject to customary conditions, including, among others, the approval of the Merger by the shareholders of Metavante, the approval of the issuance of FIS common stock in connection with the Merger by the shareholders of FIS, the receipt of required governmental approvals and expiration of applicable waiting periods, the accuracy of the representations and warranties of the other party (generally subject to a material adverse effect standard), material compliance by the other party with its obligations under the Merger Agreement, the delivery of legal opinions as to the tax treatment of the Merger, and the receipt of certain tax opinions regarding the impact of the Merger on the tax treatment of certain past transactions. Upon termination of the Merger Agreement under specified circumstances (including a superior proposal), each party is required to pay the other a termination fee of $175.0 million. The Merger is expected to be completed during the third quarter of 2009.
     In connection with the Merger Agreement, FIS entered into an Investment Agreement (the “Investment Agreement”) on March 31, 2009, with certain affiliates of Thomas H. Lee Partners, L.P. (“THL”) and FNF, pursuant to which, the Company will issue and sell (a) to THL in a private placement 12.9 million shares of common stock of the Company for an aggregate purchase price of approximately $200.0 million and (b) to FNF in a private placement 3.2 million shares of common stock of the Company for an aggregate purchase price of approximately $50.0 million. Pursuant to the terms of the Investment Agreement, the Company will pay each of THL and FNF a transaction fee equal to 3% of their respective investments.
(6) Long-Term Debt
     Long-term debt as of March 31, 2009 and December 31, 2008 consisted of the following (in millions):

	March 31,	December 31,
	2009	2008
Term Loan A, secured, interest payable at LIBOR plus 0.88% (1.44% at March 31, 2009), quarterly principal amortization, maturing January 2012	$1,968.8	$1,995.0
Revolving Loan, secured, interest payable at LIBOR plus 0.70% (Eurocurrency Borrowings), Fed-funds plus 0.70% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.18% facility fee (1.16%, 0.86% or 3.25% respectively at March 31, 2009), maturing January 2012. Total of $429.0 million unused as of March 31, 2009	471.0	499.4
Other promissory notes with various interest rates and maturities	20.7	20.1

	2,460.5	2,514.5
Less current portion	(132.8)	(105.5)

Long-term debt, excluding current portion	$2,327.7	$2,409.0

     As of March 31, 2009, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

			Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
October 11, 2007	October 11, 2009	$1,000.0	1 Month LIBOR	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month LIBOR	3.80%
April 11, 2007	April 11, 2010	850.0	1 Month LIBOR	4.92%

		$2,100.0

(1)	0.56 % in effect at March 31, 2009 under the agreements.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 0.88% and the Revolving Loan of 0.70% (plus a facility fee of 0.18%) as of March 31, 2009.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term and Revolving Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. In accordance with SFAS 157, we considered our own credit risk when determining the fair value of our interest rate swaps. During June 2008, we terminated the $750 million interest rate swap tied to the Term Loan B that was retired during July 2008, without any significant impact to our financial position or results of operations during the period as its fair value was approximately zero on the date of termination.
     A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	Liability Derivatives
	March 31, 2009		December 31, 2008
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Interest rate swap contracts	Accounts payable and accrued liabilities	$30.7	Accounts payable and accrued liabilities	$39.6
Interest rate swap contracts	Other long-term liabilities	38.7	Other long-term liabilities	44.6

Total derivatives designated as hedging instruments under SFAS 133		$69.4		$84.2

     A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and loss recognized in Other Comprehensive Earnings (“OCE”) are as follows (in millions):

Amount of Loss Reclassified
	Amount of Gain Recognized			from Accumulated OCE into
	in OCE on Derivative			Income
		Three		Three
		Months	Location of Loss	Months
Derivatives in SFAS 133	Three Months	Ended	Reclassified from	Ended	Three Months
Cash Flow Hedging	Ended March	March 31,	Accumulated OCE into	March 31,	Ended March
Relationships	31, 2009	2008	Income	2009	31, 2008
Interest rate swap contracts	$6.7	$82.0	Interest expense	$(21.5)	$(5.6)

     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2009, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe that we will have debt outstanding through the various expiration dates of the swaps such that the future hedge cash flows remain probable of occurring.
     Principal maturities of long-term debt at March 31, 2009 are as follows (in millions):

2009 remainder	$80.3
2010	210.0
2011	157.5
2012	2,012.7

Total	$2,460.5

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Through the eFunds Corporation (“eFunds”) acquisition on September 12, 2007, we assumed $100.0 million in long-term notes payable previously issued by eFunds (the “eFunds Notes”). On February 26, 2008, we redeemed the eFunds Notes for a total of $109.3 million, which included a make-whole premium of $9.3 million.
(7) Commitments and Contingencies
Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matters listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals. Legal fees associated with defending these matters are expensed as incurred.
     Litigation Related to the Merger
     On April 7, 2009, a putative class action complaint was filed by a purported Metavante shareholder against Metavante, its directors, certain officers, and FIS. The complaint alleges that the Metavante directors and officers breached fiduciary duties to Metavante shareholders and that Metavante and FIS aided and abetted such breaches. The complaint seeks to enjoin the proposed Merger transaction, preliminarily and permanently, and also seeks damages, attorneys’ fees, and class certification. An amended complaint was filed on April 23, 2009, adding an additional plaintiff, but it is otherwise the same as the original complaint. The case is Lisa Repinski, et al v. Michael Hayford, et al, Milwaukee County Circuit Court Case No. 09CV5325.
     On April 24, 2009, a second putative class action containing similar allegations was filed by another purported Metavante shareholder against Metavante and its directors and certain officers. This complaint also seeks to enjoin the Merger transaction, preliminarily and permanently, and also seeks damages, attorneys’ fees, and class certification. The case is Samuel Beren v. Metavante Technologies, Inc. et al., Milwaukee County Circuit Court Case No. 09CV6315.
     On April 28, 2009, a motion was filed to consolidate the Repinski and Beren actions; that motion has not yet been decided. FIS believes these actions are without merit and intends to defend vigorously against the claims.
     McCormick, April v. Certegy Payment Recovery Services, Inc., et al.
     This is a putative class action filed during the first quarter of 2006 in the U.S. District Court for the Northern District of Texas against Certegy Payment Recovery Services, Inc. The complaint seeks damages and declaratory relief for breach of contract as well as alleged violations of the Fair Debt Collection Practices Act (“FDCPA”), Texas Debt Collections Act, and Texas Deceptive Trade Practices Act (“TDTPA”). The Plaintiff wrote a check to a retailer that was subsequently dishonored on presentment. The dishonored check was assigned to Certegy Payment Recovery Services for recovery and collection of an associated service charge. The Plaintiff alleged that there was no authority to collect the $30 service charge on her bounced check, that the collection letters were misleading and that Certegy’s actions were oppressive. Point-of-sale signage indicated that a fee of $25 or the maximum allowed by law would be owed for any dishonored check. In addition, the check was stamped at the point-of-sale with a similar statement that the plaintiff signed. The service charge statute in Texas allows a reasonable fee of up to $30 for bounced checks. The court dismissed multiple claims arising out of the FDCPA, including all claims based on alleged misrepresentations or oppressive conduct. The only FDCPA claim remaining is Plaintiff’s claim against Certegy Payment Recovery Services under Section 808 of the FDCPA, which governs unfair debt collection practices. Certegy filed a motion to dismiss the state law claims and a motion for summary judgment as to all counts, arguing that the Plaintiff expressly agreed to pay a service charge if her check bounced. The court dismissed the declaratory

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
judgment claim and found that Certegy did not make false, deceptive or misleading representations under the TDTPA; however, the court did not dismiss the remainder of the state law claims. The Plaintiff filed a motion for class certification, and in the first quarter of 2009 the court granted that motion with respect to the FDCPA claim against Certegy Payment Recovery Services, but denied it with respect to all other claims and against all other defendants. Certegy Payment Recovery Services has appealed the decision to the 5th Circuit Court of Appeals.
   Driver’s Privacy Protection Act
     This is a putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., that was filed against eFunds and seven other non-related parties in the U.S. District Court for the Southern District of Florida during the second quarter of 2003. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants settled the case with the plaintiffs. That settlement was approved by the court over the objection of a group of Texas drivers and motor vehicle record holders. The plaintiffs have since moved to amend the court’s order approving the settlement in order to seek a greater attorneys’ fee award and to recover supplemental costs. In the meantime, the objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas during the first quarter of 2007 alleging similar violations of the DPPA. The Acxiom action was filed against the Company’s ChexSystems, Inc. subsidiary, while the Biometric suit was filed against the Company’s Certegy Check Services, Inc. subsidiary. The judge recused himself in the action against Certegy because he was a potential member of the class. The lawsuit was then assigned to a new judge and Certegy filed a motion to dismiss. The court granted Certegy’s motion to dismiss with prejudice in the third quarter of 2008. ChexSystems filed a motion to dismiss or stay its action based upon the earlier settlement and the Court granted the motion to stay pending resolution of the Florida case. The court dismissed the ChexSystems’ lawsuit with prejudice against the remaining defendants in the third quarter of 2008. The plaintiffs moved the court to amend the dismissal to exclude defendants that were parties to the Florida settlement. That motion was granted. The plaintiffs then appealed the dismissal. The plaintiffs’ appeals of the dismissals in both lawsuits are pending.
     Searcy, Gladys v. eFunds Corporation
     This is a nationwide putative class action that was originally filed against eFunds Corporation and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint alleges willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network (“SCAN”). Plaintiff’s principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer’s file at the time of the request; (ii) the source of the information in the consumer’s file; and/or (iii) the names of any persons who requested information related to the consumer’s check writing history during the prior year. The Company is vigorously defending the matter.
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
(8) Segment Information
     Summarized financial information for the Company’s segments is shown in the following tables.
     As of and for the three-months ended March 31, 2009 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Financial	Payment		Corporate
	Solutions	Solutions	International	and Other	Total
Processing and services revenues	$271.3	$364.7	$162.3	$(0.5)	$797.8
Operating expenses	197.7	280.6	152.1	85.5	715.9

Operating income	$73.6	$84.1	$10.2	$(86.0)	81.9

Other income (expense) unallocated					(30.0)

Income from continuing operations					$51.9

Depreciation and amortization	$28.4	$11.1	$13.2	$39.3	$92.0

Capital expenditures	$25.9	$7.7	$9.3	$2.4	$45.3

Total assets	$2,891.8	$2,220.7	$1,358.2	$859.0	$7,329.7

Goodwill	$2,096.2	$1,677.1	$416.8	$—	$4,190.1

     As of and for the three-months ended March 31, 2008 (in millions):

	Financial	Payment		Corporate
	Solutions	Solutions	International	and Other	Total
Processing and services revenues	$280.4	$373.3	$176.9	$(0.3)	$830.3
Operating expenses	210.9	302.4	164.7	101.1	779.1

Operating income	$69.5	$70.9	$12.2	$(101.4)	51.2

Other income (expense) unallocated					(37.2)

Income from continuing operations					$14.0

Depreciation and amortization	$35.5	$14.5	$13.4	$39.9	$103.3

Capital expenditures	$25.0	$8.7	$41.3	$3.3	$78.3

Total assets	$2,875.1	$2,597.5	$1,107.6	$1,104.1	$7,684.3

Goodwill	$2,112.8	$1,687.0	$426.8	$—	$4,226.6

     Brazil, Germany and the U.K. accounted for the majority of the sales to non-U.S. based customers.
     Total assets at March 31, 2009 and 2008, excludes $86.7 million and $2,147.9 million, respectively, related to discontinued operations. Goodwill at March 31, 2008, excludes $1,112.1 million related to discontinued operations.
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
     International
     The International segment offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company’s consolidated Brazilian card processing venture (see note 3). Included in this segment are long-term assets, excluding Goodwill and other Intangible assets, located outside of the United States totaling $391.8 million and $434.6 million at March 31, 2009 and 2008, respectively. These assets are predominantly located in Germany, Brazil, the U.K. and India.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs that are not allocated to operating segments. These include costs related to human resources, finance, legal, accounting, domestic sales and marketing and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

Unless stated otherwise or the context otherwise requires all references to “FIS,” “we”, the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. The risks and uncertainties which forward-looking statements are subject to include, without limitation: changes in general economic, business and political conditions, including changes in the financial markets; the effect of governmental regulations, including the possibility that there are unexpected delays in obtaining regulatory approvals for our merger with Metavante; the failure to obtain required transaction approvals from FIS’ and Metavante’s shareholders; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries or due to financial failures suffered by firms in those industries; failures to adapt our services to changes in technology or in the marketplace; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available at the time of the document. FIS assumes no obligation to update any forward-looking statement.
     Overview
     We are one of the largest global providers of processing services to financial institutions and businesses, serving customers in over 90 countries throughout the world. We are among the market leaders in core processing, card issuing services and check point-of-sale verification and guarantee. We offer a diversified service mix, and benefit from the opportunity to cross-sell multiple services across our broad customer base. We have four reporting segments: Financial Solutions, Payment Solutions, International and Corporate and Other. A description of these segments is included in Note 8 to the Notes to Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
     Business Trends and Conditions
     A significant portion of our revenue is derived from transaction processing fees. As a result, the number of deposit and card transactions can affect our business and thus the condition of the overall economy can have an effect on our growth. In light of current economic conditions, we are seeking to manage our costs and capital expenditures prudently. We reduced both domestic headcount and capital expenditures in 2009 from 2008 levels.
     Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. We continue to launch new services aimed at accommodating this demand. In recent years, we have introduced a variety of stored-value card types, Internet banking, and electronic bill presentment/payment services, as well as a number of card enhancement and loyalty/reward programs. The common goal of these offerings continues to be convenience and security for the consumer coupled with value to the financial institution. At the same time, the use of checks continues to decline as a percentage of total point-of-sale payments. We have announced that we are considering strategic alternatives for our remaining check businesses, although no assurance can be given as to whether or when any disposal transaction or other change with respect to those businesses will be accomplished.
     In many of the businesses of our Financial Solutions segment, we compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to utilize our services under an outsourced arrangement or to process in-house under a software license and maintenance agreement. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of year to year economic changes on our results of operations. Generally, demand for outsourcing solutions has increased over time as service providers such as us realize economies of scale and improve their ability to provide services that improve customer efficiencies and reduce costs.

     Consolidation within the banking industry may be beneficial or detrimental to our businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. While it is difficult to mitigate the risks of consolidations, we seek to do so through offering competitive services and trying to take advantage of situations on a case by case basis depending on the specific opportunities at the combined company.
     We believe that we are in the midst of one of the most difficult times that has ever existed for financial institutions, retailers and other businesses in the United States and internationally. We expect there to be a significant number of bank failures in the next few years, which may be offset to a degree by somewhat decreased bank acquisition activity. However, we believe that our potential exposure to bank failures and forced government actions that have occurred to date is less than one percent of our revenues. Additionally, this exposure does not consider any incremental revenues we may generate from potential license fees or service associated with assisting surviving institutions with integrating acquired assets resulting from financial failures. In the current economy, we believe customers may turn more to outsourcing as a means to reduce fixed costs and gain a competitive edge. However, although we have lately seen an increase in requests for outsourcing proposals, it is not yet certain how many of these requesting financial institutions will move forward with their potential projects given current economic conditions. Financial institutions may defer upgrades or other outsourcing projects until conditions improve. We believe that software sales and to a lesser degree professional services will be the most at risk as far as purchases that financial institutions may defer, because in general they tend to be more discretionary than outsourcing projects. The software sales and professional services represented approximately 14% of our revenues during the year ended December 31, 2008. We are addressing the foregoing trends and business conditions in part by managing our costs and capital expenditures, as described above, and by ensuring that the pricing and quality of our services continue to deliver value for our existing and potential customers.
     While we believe that we are well positioned to withstand the current financial crisis, there are factors outside our control that might impact our operating results that we may not be able to fully anticipate as to timing and severity, including but not limited to adverse effects if banks are nationalized, continued global economic conditions worsen, causing further slowdowns in consumer spending and lending, and the impact on our ability to access capital should any of our lenders fail.
     Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Form 10-K was filed on February 27, 2009, as amended by our Form 10-K/A filed on March 10, 2009.
     Transactions with Related Parties
     We are a party to certain historical related party agreements, which are more particularly described in Note 3 to the Notes to Consolidated Financial Statement.
     Discontinued Operations
     During 2008, we discontinued certain operations in our former Transaction Processing Services and Lender Processing Services segments, which are reported as discontinued operations in the Consolidated Statements of Earnings for the three-month periods ended March 31, 2009 and 2008, in accordance with SFAS 144. See Note 2 to the Notes to Consolidated Financial Statements for a detailed description of discontinued operations.
     Factors Affecting Comparability
     On July 2, 2008, we completed the LPS spin-off. The results of operations of the Lender Processing Services segment through the July 2, 2008 spin-off date are reflected as discontinued operations in the Consolidated Statements of Earnings, in accordance with SFAS 144, for all periods presented.
     As a result of the above transaction, the results of operations in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Comparisons of three-month periods ended March 31, 2009 and 2008
Consolidated Results of Operations (Unaudited)

	2009	2008
	(In millions, except per share
	amounts)
Processing and services revenues	$797.8	$830.3
Cost of revenues	594.3	648.7

Gross profit	203.5	181.6

Selling, general, and administrative expenses	99.0	111.1
Research and development costs	22.6	19.3

Operating income	81.9	51.2

Other income (expense):
Interest income	0.8	2.8
Interest expense	(32.0)	(38.8)
Other income (expense), net	1.2	(1.2)

Total other income (expense)	(30.0)	(37.2)

Earnings from continuing operations before income taxes	51.9	14.0
Provision for income taxes	17.9	3.3

Earnings from continuing operations, net of tax	34.0	10.7
(Losses) earnings from discontinued operations, net of tax	(1.3)	59.6

Net earnings	32.7	70.3
Net loss attributable to noncontrolling interest	0.3	0.2

Net earnings attributable to FIS	$33.0	$70.5

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.18	$0.06
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	0.30

Net earnings per share — basic attributable to FIS common stockholders	$0.17	$0.36

Weighted average shares outstanding — basic	190.0	194.5

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.18	$0.06
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	0.30

Net earnings per share — diluted attributable to FIS common stockholders	$0.17	$0.36

Weighted average shares outstanding — diluted	191.6	196.5

Amounts attributable to FIS common stockholders:
Net earnings from continuing operations, net of tax	$34.3	$10.9
(Loss) earnings from discontinued operations, net of tax	(1.3)	59.6

Net earnings	$33.0	$70.5

     Processing and Services Revenues
     Processing and services revenues totaled $797.8 million and $830.3 million for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in revenue during the 2009 period of $32.5 million, or 3.9% as compared to 2008 is primarily attributable to the impact of unfavorable foreign currency adjustments resulting from a strengthening of the U.S. dollar. Excluding the impact of unfavorable foreign currency adjustments, our International revenue growth was offset by declines in Financial Solutions and Payment Solutions segment revenues.
     Cost of Revenues
     Cost of revenues totaled $594.3 million and $648.7 million for the three-month periods ended March 31, 2009 and 2008, respectively, resulting in gross profit of $203.5 million and $181.6 million in the 2009 and 2008 periods, respectively. Gross profit as a percentage of revenues (“gross margin”) was 25.5% and 21.9% in the 2009 and 2008 periods, respectively. The decrease in cost of revenues of $54.4 million in the 2009 period as compared to the 2008 period is directly attributable to the decrease in revenue across our three operating segments. The increase in gross margin of 3.6% for 2009 over 2008 period was driven by cost reduction activities and improved operating efficiency.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $99.0 million and $111.1 million for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease of $12.1 million in 2009 as compared to the 2008 period primarily related to higher stock compensation costs, and charges associated with the LPS spin-off in the 2008 period, partially offset by merger-related charges during the 2009 period. Stock-based compensation decreased from $24.9 million in 2008 to $9.5 million in 2009 mainly attributable to charges of $14.1 million for the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition. The 2009 period included $7.3 million in merger-related charges while the 2008 period included $2.9 million in charges associated with the spin-off of LPS.
     Research and Development Costs
     Research and development costs totaled $22.6 million and $19.3 million for the three-month periods ended March 31, 2009 and 2008, respectively. The increase in research and development costs for 2009 as compared to the 2008 period results from the determination of which costs are capitalized based on the nature of the projects underway in the respective periods, pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.
     Operating Income
     Operating income totaled $81.9 million and $51.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. Operating income as a percentage of revenue (“operating margin”) was 10.3% and 6.2% for the 2009 and 2008 periods, respectively. The increase in operating margin for 2009 as compared to 2008 is attributable to the decreased stock compensation costs, restructuring and integration charges, and charges associated with the LPS spin-off noted previously and the impact of cost-containment activities, as well as improved operating efficiency.
     Interest Expense
     Interest expense totaled $32.0 million and $38.8 million for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease of $6.8 million in interest expense in 2009 as compared to the 2008 period results from the favorable decrease in borrowing rates under our credit facility.
     Provision for Income Taxes
     Income tax expense from continuing operations totaled $17.9 million and $3.3 million for the three-month periods ended March 31, 2009 and 2008, respectively. This resulted in an effective tax rate on continuing operations of 34.5% and 23.6% for the three-month periods ended March 31, 2009 and 2008, respectively. The increase in tax expense for the 2009 period as compared to the 2008 period is attributable to increased operating income in the 2009 period. The increase in the 2009 overall effective tax rate is primarily related to the impact of the LPS spin-off in 2008.
     Net Earnings from Continuing Operations Attributable to FIS Common Stockholders
     Net earnings from continuing operations attributable to FIS common stockholders totaled $34.3 million and $10.9 million for the three-month periods ended March 31, 2009 and 2008, respectively, or $0.18 and $0.06 per diluted share, respectively, due to the factors described above.
     Segment Results of Operations (Unaudited)
Financial Solutions
(in millions)

	Three Months Ended
	March 31,
	2009	2008
Processing and services revenues	$271.3	$280.4

Operating income	$73.6	$69.5

     Revenues for the Financial Solutions segment totaled $271.3 million and $280.4 million for the three-month periods ended March 31, 2009 and 2008, respectively. The overall segment decrease of $9.1 million in 2009 as compared to the 2008 period resulted primarily from lower software license and professional services revenue, partially offset by increased demand in risk management and higher commercial outsourcing services revenue.
     Operating income for the Financial Solutions segment totaled $73.6 million and $69.5 million for the three-month periods ended March 31, 2009 and 2008, respectively. Operating margin was approximately 27.1% and 24.8% for the three-month periods ended March 31, 2009 and 2008, respectively. The increase in 2009 as compared to 2008 period primarily resulted from increased operating margins due to targeted cost reductions.
Payment Solutions
(in millions)

	Three Months Ended
	March 31,
	2009	2008
Processing and services revenues	$364.7	$373.3

Operating income	$84.1	$70.9

     Revenues for the Payment Solutions segment totaled $364.7 million and $373.3 million for the three-month periods ended March 31, 2009 and 2008, respectively. The overall segment decrease of $8.6 million in 2009 as compared to 2008 period resulted primarily from a $9.7 million decline in the Company’s retail check guarantee business. Excluding Check Services’ revenue from both periods, Payment Solutions revenue increased 0.4% as growth in debit processing, cardholder support and printing services was offset by declines in prepaid, merchant and item processing activity.
     Operating income for the Payment Solutions segment totaled $84.1 million and $70.9 million for the three-month periods ended March 31, 2009 and 2008, respectively. Operating margin was approximately 23% and 19% for the three-month periods ended March 31, 2009 and 2008, respectively. The increase in 2009 as compared to 2008 period primarily resulted from increased operating margins efficiencies and targeted cost reductions.
International
(in millions)

	Three Months Ended
	March 31,
	2009	2008
Processing and services revenues	$162.3	$176.9

Operating income	$10.2	$12.2

     Revenues for the International segment totaled $162.3 million and $176.9 million for the three-month periods ended March 31, 2009 and 2008, respectively. The overall segment decrease of $14.6 million in 2009 as compared to 2008 period resulted primarily from unfavorable currency effects of $34.9 million. Excluding the impact of unfavorable foreign currency, consolidated revenue increased 11.5% in constant currency driven by growth in core processing in Europe and transaction volumes in Brazil.
     Operating income for the International segment totaled $10.2 million and $12.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. Operating margin was approximately 6% and 7% for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in operating income in 2009, as compared to the 2008 period primarily results from unfavorable currency impact of $1.7 million. The International margin of 6% was comparable to the prior period.
     Corporate and Other
     The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $86.0 million and $101.4 million for the three-month periods ended March 31, 2009 and 2008, respectively. The overall Corporate and Other decrease of $15.4 million for 2009 as compared to the 2008 period is attributable to a reduction in stock compensation expense, incremental restructuring and integration charges and costs associated with the LPS spin-off. Stock-based compensation decreased from $24.9 million in 2008 to $9.5 million in 2009 mainly attributable to charges of $14.1 million for the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition.

Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At March 31, 2009, we had cash on hand of $272.0 million and debt of approximately $2,460.5 million, including the current portion. Of the $272.0 million cash on hand, approximately $210.7 million is held by our operations in foreign jurisdictions. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment. The proposed Merger with Metavante is not expected to have a significant immediate impact on cash operating requirements.
     We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on March 30, 2009 to shareholders of record as of the close of business on March 16, 2009.
   Cash Flows from Operations
     Cash flows from operations were $162.9 million and $168.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. Cash flows from operations in 2008 include cash flows from LPS of $139.7 million. Excluding the impact of LPS in 2008, cash flows from operations increased by $134.4 million due to higher earnings and better working capital management during the three months ended March 31, 2009.
   Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $45.3 million and $89.6 million on capital expenditures during the three-month periods ended March 31, 2009 and 2008, including approximately $11.3 million during the 2008 period related to discontinued operations including LPS prior to the spin-off. In 2009, we expect to spend approximately 5% to 7% of 2009 revenue on capital expenditures.
     Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior term loans and revolver as well as a $100 million settlement facility. The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date, January 18, 2012 (the “Maturity Date”). The Revolving Loan is bifurcated into a $735 million multicurrency revolving credit loan (the “Multicurrency Tranche”) that can be denominated in any combination of U.S. Dollars, Euro, British Pounds Sterling and Australian Dollars, and any other foreign currency in which the relevant lenders agree to make advances and a $165 million U.S. Dollar revolving credit loan that can be denominated only in U.S. Dollars. The swingline loans and letters of credit are available as a sublimit under the Multicurrency Tranche. In addition, the Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600 million, which would be made available only upon receipt of further commitments from lenders under the Credit Agreement sufficient to fund the amount requested by us. On July 30, 2007, we, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans, an increase from the foregoing $600 million. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds Acquisition, and pay related fees and expenses. On July 2, 2008, we completed the spin-off of our former Lender Processing Services segment into a separate publicly traded company, Lender Processing Services, Inc., referred to as LPS. In conjunction with the LPS spin-off, we immediately retired the outstanding $1,585.0 million principal balance of the Term Loan B. Debt issuance costs of $8.2 million are capitalized as of March 31, 2009. The $12.4 million remaining balance of Term Loan B debt issuance costs were written-off during July 2008 in conjunction with the LPS spin-off and retirement of the Term Loan B.

     As of March 31, 2009, the Term Loan A balance was $1,968.8 million and a total of $471.0 million was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors pledged certain equity interests in other entities (including certain of our direct and indirect subsidiaries) as collateral security for the obligations under the credit facility and the guarantee.
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
     In addition to the scheduled principal payments, the Term Loan is (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended March 31, 2009. Voluntary prepayment of the Loan is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
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
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, a prohibition on the payment of dividends and other restricted payments if an event of default has occurred and is continuing or would result therefrom, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the Administrative Agent can accelerate the maturity of the Loans. Events of default include conditions customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of certain covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $150 million or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity. We were in compliance with all covenants related to the Credit Agreement at March 31, 2009.
     As of March 31, 2009, one financial institution that was a party to our credit facility failed, thereby reducing the amount available to us under our credit facility by an immaterial amount. No other financial institutions that were a party to our credit facility or our interest rate swap agreements have failed to date. We continue to monitor the financial stability of our counterparties on an ongoing basis. The lenders under our credit facility are a diversified set of financial institutions both domestic and international. Concentration has increased due to recent consolidation with the top 10 lenders thereunder having about 60% of the overall facility. The loss of any single participant would not adversely impact our ability to fund operations. The revolving facility is bifurcated into two tranches each with a distinct group of lenders and we retain capacity under both tranches. If the single largest lender were to default under the terms of the credit agreement, the maximum loss of liquidity on the undrawn portion of the revolver would be about $59.6 million.
     As of March 31, 2009, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (see Item 3).
   Contractual Obligations
     Our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 27, 2009, as amended by our Form 10-K/A filed on March 10, 2009.
   Off-Balance Sheet Arrangements
     FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements
     In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the “other-than-temporary” impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. This FSP is not anticipated to have a material impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. This FSP will not impact the consolidated financial results as it is disclosure-only in nature.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, the existing guidance for contingencies in SFAS 5, Accounting for Contingencies, and other authoritative literature should be followed. Both SFAS 141(R) and FSP 141(R)-1 are effective for periods beginning on or after December 15, 2008, and will apply to business combinations occurring after the effective date. The Company will apply their provisions to business combinations subsequent to December 31, 2008.
     In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Management does not anticipate a material impact on the Company’s financial position or results of operations as a result of adopting this FSP.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
Market Risk
     We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. On a limited basis, we use certain derivative financial instruments, including interest rate swaps, to manage interest rate risk. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.
Interest Rate Risk
     At the present time, our only material market risk-sensitive instruments are our debt and related interest rate swaps. We have issued debt that bears interest at floating rates. We use interest rate swaps for the purpose of controlling interest expense by managing the mix of fixed and floating rate debt. We do not seek to make a profit from changes in interest rates. We manage interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, we reduce risk through the purchase of derivatives.
     As of March 31, 2009, we are paying interest on our Revolving Loan at LIBOR plus 0.70% and on our Term Loan A at LIBOR plus 0.88%. A one percent increase in the LIBOR rate would increase our annual debt service under our Credit Agreement, after we calculate the impact of our interest rate swaps, by $3.6 million (based on principal amounts outstanding at March 31, 2009). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2009, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2009 and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts outstanding as of March 31, 2008, and calculated in the same manner as set forth above, a 1% change in the LIBOR rate would have increased our annual debt service, after we calculate the impact of our interest rate swaps, by $7.8 million.
     As of March 31, 2009, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

			Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
October 11, 2007	October 11, 2009	$1,000.0	1 Month LIBOR	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month LIBOR	3.80%
April 11, 2007	April 11, 2010	850.0	1 Month LIBOR	4.92%

		$2,100.0

(1)	0.56 % in effect at March 31, 2009 under the agreements.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 0.88% and the Revolving Loan of 0.70% (plus a facility fee of 0.18%) as of March 31, 2009.
Foreign Currency Risk
     We have no material market risk sensitive instruments that are exposed to foreign currency exchange risks. Our exposure to foreign currency exchange risks arises instead from our non-U.S. operations generally, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than U.S. Dollars. Our international operations generated approximately $162.3 million in revenues in the 2009 period, of which approximately $128.3 million was denominated in currencies other than the U.S. Dollar. The major currencies that we are exposed to are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have had the following effects on our reported revenues for the three months ended March 31, 2009 and the three months ended March 31, 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Currency
Real	$5.4	$5.4
Euro	4.6	4.5
Pound Sterling	1.3	3.1

Total Impact	$11.3	$13.0

     The impact on earnings of the foregoing assumed 10% change in each of the periods presented would have been negligible.
     We do not have an established policy or procedure to manage foreign exchange rate risk at this time. As our international operations grow, we will evaluate the need to implement foreign exchange rate risk management policies, and we are currently analyzing our operations and related foreign currency risk. If a policy were established to manage foreign exchange rate risk, we would consider hedging both fair value and cash flow exposures using derivatives such as foreign currency forward contracts, collars and other types of option contracts to minimize foreign exchange rate risk.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion of Litigation in Note 7 to the consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
     There have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, other than as described below.
We may fail to realize the anticipated cost savings and other financial benefits of the Merger with Metavante on the anticipated schedule, if at all.
     To achieve the planned financial benefits of the Merger, FIS will need to successfully integrate Metavante’s operations into its own in a timely and efficient manner and will need to execute transitional matters successfully, including integrating new members of FIS management and the retention of key Metavante personnel. Currently, each company operates as an independent public company. Achieving the anticipated cost savings and financial benefits of the Merger will depend in part upon whether FIS integrates Metavante’s businesses in an efficient and effective manner. There can be no assurance that FIS will be able to accomplish this integration process smoothly or successfully. In addition, the integration of certain operations will require the dedication of significant management resources, which will compete for management’s attention with management of the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of FIS common stock.
The Merger is subject to the receipt of consents and approvals from government entities. Such approvals may not be obtained or may impose conditions that could have an adverse effect on the combined company following the Merger.
     Completion of the Merger is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting period under the HSR Act. Although FIS and Metavante have agreed in the Merger Agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although FIS and Metavante do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of FIS following the Merger. In addition, under the terms of the Merger Agreement, neither party is obligated to complete the Merger if any such condition or change would reasonably be expected to have a material adverse effect (as measured on a scale relative to Metavante) on either party or the surviving company in the Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three-month period ended March 31, 2009.
Item 6. Exhibits
     (a) Exhibits:
10.1	Contribution and Distribution Agreement, dated as of June 13, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc. (1)

10.2	Tax Disaffiliation Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc.

10.3	Lease Agreement, dated as of June 13, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(1)	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2009	Fidelity National Information Services, Inc.

	By:	/s/ GEORGE P. SCANLON George P. Scanlon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description
10.1	Contribution and Distribution Agreement, dated as of June 13, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc. (1)

10.2	Tax Disaffiliation Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc.

10.3	Lease Agreement, dated as of June 13, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc.

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.