Form 10-Q
period 2009-06-30
Fidelity National Information Services, Inc.
filed 2009-08-05
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of July 31, 2009, 191,832,618 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2009
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
A. Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
B. Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2009 and 2008	4
C. Consolidated Statement of Equity for the six-month period ended June 30, 2009	5
D. Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2009 and 2008	6
E. Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	25
Item 4. Controls and Procedures	26
Part II: OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits	27
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$227.9	$220.9
Settlement deposits	38.0	31.4
Trade receivables, net of allowance for doubtful accounts of $40.5 and $40.6 at June 30, 2009 and December 31, 2008, respectively	521.8	538.1
Settlement receivables	38.9	52.1
Other receivables	77.5	121.1
Receivable from FNF and LPS	11.4	10.1
Prepaid expenses and other current assets	98.9	115.1
Deferred income taxes	80.5	77.4

Total current assets	1,094.9	1,166.2
Property and equipment, net of accumulated depreciation of $280.4 and $244.4 at June 30, 2009 and December 31, 2008, respectively	271.4	272.6
Goodwill	4,200.2	4,194.0
Intangible assets, net of accumulated amortization of $546.0 and $499.3 at June 30, 2009 and December 31, 2008, respectively	905.4	924.3
Computer software, net of accumulated amortization of $371.1 and $345.7 at June 30, 2009 and December 31, 2008, respectively	640.5	617.0
Deferred contract costs	249.0	241.2
Long term note receivable from FNF	5.1	5.5
Other noncurrent assets	73.3	79.6

Total assets	$7,439.8	$7,500.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$458.1	$444.8
Settlement payables	81.6	83.3
Current portion of long-term debt	158.1	105.5
Deferred revenues	184.1	182.9

Total current liabilities	881.9	816.5
Deferred revenues	89.1	86.7
Deferred income taxes	331.2	332.7
Long-term debt, excluding current portion	2,134.0	2,409.0
Other long-term liabilities	115.3	158.5

Total liabilities	3,551.5	3,803.4

FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock $0.01 par value; 600 shares authorized, 200.2 shares issued at June 30, 2009 and December 31, 2008, respectively	2.0	2.0
Additional paid in capital	2,964.6	2,959.8
Retained earnings	1,149.2	1,076.1
Accumulated other comprehensive earnings (loss)	(15.7)	(102.3)
Treasury stock, $0.01 par value, 8.8 and 9.3 shares at June 30, 2009 and December 31, 2008, respectively	(383.2)	(402.8)

Total FIS stockholders’ equity	3,716.9	3,532.8
Noncontrolling interest	171.4	164.2

Total equity	3,888.3	3,697.0

Total liabilities and equity	$7,439.8	$7,500.4

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Processing and services revenues (for related party activity, see note 3)	$834.8	$869.7	$1,632.6	$1,700.0
Cost of revenues (for related party activity, see note 3)	602.7	674.0	1,199.9	1,322.7

Gross profit	232.1	195.7	432.7	377.3
Selling, general, and administrative expenses (for related party activity, see note 3)	93.2	117.9	189.3	229.0
Research and development costs	21.5	19.9	44.1	39.2

Operating income	117.4	57.9	199.3	109.1

Other income (expense):
Interest income	0.5	1.5	1.3	4.3
Interest expense	(31.8)	(43.6)	(63.8)	(82.4)
Other income	5.5	1.3	6.7	0.1

Total other expense	(25.8)	(40.8)	(55.8)	(78.0)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entities	91.6	17.1	143.5	31.1
Provision for income taxes	31.6	3.3	49.5	6.6
Equity in losses of unconsolidated entities	—	(0.2)	—	(0.2)

Earnings from continuing operations, net of tax	60.0	13.6	94.0	24.3
(Losses) earnings from discontinued operations, net of tax	(0.4)	59.2	(1.7)	118.8

Net earnings	59.6	72.8	92.3	143.1
Net earnings attributable to noncontrolling interest	(0.4)	(0.9)	(0.1)	(0.7)

Net earnings attributable to FIS	$59.2	$71.9	$92.2	$142.4

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.31	$0.07	$0.49	$0.13
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	0.30	(0.01)	0.61

Net earnings per share — basic attributable to FIS common stockholders	$0.31	$0.37	$0.48	$0.74

Weighted average shares outstanding — basic	190.3	192.5	190.2	193.5

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.31	$0.07	$0.49	$0.12
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	0.30	(0.01)	0.61

Net earnings per share — diluted attributable to FIS common stockholders	$0.31	$0.37	$0.48	$0.73

Weighted average shares outstanding — diluted	192.7	194.4	192.2	195.5

Cash dividends paid per share	$0.05	$0.05	$0.10	$0.10

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$59.6	$13.3	$93.9	$24.2
(Losses) earnings from discontinued operations, net of tax	(0.4)	58.6	(1.7)	118.2

Net earnings attributable to FIS	$59.2	$71.9	$92.2	$142.4

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statement of Equity
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
						Other
	Number of Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid In	Retained	Earnings	Treasury	Noncontrolling	Comprehensive	Total
	Shares	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interest	Earnings	Equity
Balances, December 31, 2008	200.2	(9.3)	$2.0	$2,959.8	$1,076.1	$(102.3)	$(402.8)	$164.2	$—	$3,697.0
Exercise of stock options	—	0.5	—	(13.6)	—	—	19.6	—	—	6.0
Tax benefit associated with exercise of stock options	—	—	—	0.1	—	—	—	—	—	0.1
Stock-based compensation	—	—	—	18.3	—	—	—	—	—	18.3
Cash dividends paid ($0.10 per share) and other distributions	—	—	—	—	(19.1)	—	—	(1.1)	—	(20.2)
Comprehensive Earnings:
Net Earnings	—	—	—	—	92.2	—	—	0.1	92.3	92.3
Other comprehensive earnings, net of tax:
Unrealized gain on investments and derivatives, net	—	—	—	—	—	21.2	—	—	21.2	21.2
Unrealized gain on foreign currency translation	—	—	—	—	—	65.4	—	8.2	73.6	73.6

Comprehensive earnings:									$187.1

Balances, June 30, 2009	200.2	(8.8)	$2.0	$2,964.6	$1,149.2	$(15.7)	$(383.2)	$171.4		$3,888.3

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six-month periods
	ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$92.3	$143.1
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	184.1	244.5
Amortization of debt issue costs	1.7	2.9
Gain on sale of company assets	—	(1.0)
Stock-based compensation	18.3	42.2
Deferred income taxes	(31.8)	3.0
Tax benefit associated with exercise of stock options	(0.1)	(0.9)
Equity in losses of unconsolidated entities	—	2.3
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade receivables	93.8	(58.2)
Net decrease (increase) in prepaid expenses and other assets	19.3	(6.7)
Net increase in deferred contract costs	(25.3)	(39.5)
Net increase in deferred revenue	2.5	15.7
Net decrease in accounts payable, accrued liabilities, and other liabilities	(23.7)	(104.6)

Net cash provided by operating activities	331.1	242.8

Cash flows from investing activities:
Additions to property and equipment	(27.1)	(43.9)
Additions to capitalized software	(69.1)	(111.7)
Other investing activities	—	(4.7)
Net proceeds from sale of company assets	—	33.5
Acquisitions, net of cash acquired	(3.8)	(17.4)

Net cash used in investing activities	(100.0)	(144.2)

Cash flows from financing activities:
Borrowings	1,198.7	2,699.6
Debt service payments	(1,420.1)	(2,704.5)
Tax benefit associated with exercise of stock options	0.1	0.9
Exercise of stock options	6.0	11.5
Treasury stock purchases	—	(236.2)
Cash dividends paid	(19.1)	(19.3)

Net cash used in financing activities	(234.4)	(248.0)

Effect of foreign currency exchange rates on cash	10.3	1.1

Net increase (decrease) in cash and cash equivalents	7.0	(148.3)
Cash and cash equivalents, beginning of period	220.9	355.3

Cash and cash equivalents, end of period	$227.9	$207.0

Supplemental cash flow information:
Cash paid for interest	$61.8	$124.2

Cash paid for taxes	$89.3	$46.5

See accompanying notes to unaudited consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Unless stated otherwise or the context otherwise requires all references to “FIS,” “we”, the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation.
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by the Annual Report on Form 10-K/A, for the year ended December 31, 2008. The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2008 Consolidated Financial Statements to conform to the classifications used in 2009.
     We report the results of our operations in four reporting segments: 1) Financial Solutions, 2) Payment Solutions, 3) International and 4) Corporate and Other (Note 8).
(2) Discontinued Operations
     During 2008, we discontinued certain operations which are reported as discontinued operations in the Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2009 and 2008, in accordance with the authoritative guidance for the impairment or disposal of long-lived assets. Interest is allocated to discontinued operations based on debt to be retired and debt specifically identified as related to the respective discontinued operation.
     LPS
     On July 2, 2008 (the “spin-off date”), all of the shares of the common stock, par value $0.0001 per share, of Lender Processing Services, Inc. (“LPS”) were distributed to FIS shareholders through a stock dividend (the “spin-off”). At the time of the distribution, LPS consisted of substantially all the assets, liabilities, businesses and employees related to FIS’ Lender Processing Services segment. Upon the distribution, FIS shareholders received one-half share of LPS common stock for every share of FIS common stock held as of the close of business on June 24, 2008. The results of operations of the former LPS segment of FIS are reflected as discontinued operations in the Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2008. LPS had revenues of $460.4 million and $913.1 during the three-month and six-month periods ended June 30, 2008, respectively. LPS had earnings before taxes of $93.0 million and $186.6 during the three-month and six-month periods ended June 30, 2008, respectively.
     Certegy Australia, Ltd
     On October 13, 2008, we sold Certegy Australia, Ltd. (“Certegy Australia”) for $21.1 million in cash and other consideration, because its operations did not align with our strategic plans. Certegy Australia had revenues of $9.0 million and $16.9 million during the three-month and six-month periods ended June 30, 2008, respectively. Certegy Australia had (losses) earnings before taxes of ($0.5) million and $5.4 million during the three-month periods ended June 30, 2009 and 2008 and ($2.4) million and $9.6 million during the six-month periods ended June 30, 2009 and 2008, respectively.
     Certegy Gaming Services, Inc.
     On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million, realizing a pretax loss of $4.1 million, because its operations did not align with our strategic plans. Certegy Game had revenues of $27.2 million and earnings before taxes of $0.3 million (excluding the pretax loss realized on sale) during the six-month period ended June 30, 2008.
     FIS Credit Services, Inc.
     On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $1.4 million, because its operations did not align with our strategic plans. Credit had revenues of $1.4 million and losses before taxes of $0.2 million (excluding the realized gain) during the six-month period ended June 30, 2008.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Homebuilders Financial Network, LLC
     During the year ended December 31, 2008, we discontinued and dissolved Homebuilders Financial Network, LLC and its related entities (“HFN”) due to the loss of a major customer. HFN had revenues of $0.2 million and $1.4 million during the three-month and six-month periods ended June 30, 2008, respectively. HFN had earnings (losses) before taxes of $0.7 million and ($4.7) million during the three-month and six-month periods ended June 30, 2008.
(3) Related Party Transactions
     We are party to certain related party agreements described below.
Revenues and Expenses
     A detail of related party items included in revenues for the three-month and six-month periods ended June 30, 2009 and 2008 is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
ABN AMRO Real card and item processing revenue	$24.3	$28.3	$44.1	$43.0
Banco Bradesco card and item processing revenue	25.1	23.8	46.0	44.7
Sedgwick data processing services revenue	9.9	9.7	19.9	19.4
FNF data processing services revenue	12.3	11.4	24.1	22.6
LPS services revenue	1.6	1.7	3.3	3.6

Total revenues	$73.2	$74.9	$137.4	$133.3

     A detail of related party items included in operating expenses (net of expense reimbursements) for the three-month and six-month periods ended June 30, 2009 and 2008 is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Equipment and real estate leasing with FNF and LPS	$5.2	$4.9	$10.1	$9.5
Administrative corporate support and other services with FNF and LPS	2.2	1.9	4.2	3.7

Total expenses	$7.4	$6.8	$14.3	$13.2

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
     FNF
     We provide data processing services to FNF consisting primarily of infrastructure support and data center management. Our agreement with FNF runs through June 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). We also have a $5.9 million note receivable from FNF, of which $0.8 million is included in receivable from FNF and LPS in the Consolidated Balance Sheets, which matures in September 2012, with interest payable at a rate of LIBOR plus 0.45% (1.64% as of June 30, 2009). We recorded interest income related to this note of less than $0.1 million and $0.1 million for the three-month periods ended June 30, 2009 and 2008 and $0.1 million and $0.2 million for the six-month periods ended June 30, 2009 and 2008, respectively. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative support services relating to general management and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
administration. The pricing for these services, both to and from FNF, is at cost. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.
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
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the three-month and six-month periods ended June 30, 2009 and 2008 are computed using the treasury stock method.
     The following table summarizes the earnings per share attributable to FIS common stockholders, for the three-month and six-month periods ended June 30, 2009 and 2008 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net earnings from continuing operations attributable to FIS, net of tax	$59.6	$13.3	$93.9	$24.2
Net earnings (losses) from discontinued operations attributable to FIS, net of tax	(0.4)	58.6	(1.7)	118.2

Net earnings attributable to FIS, net of tax	$59.2	$71.9	$92.2	$142.4

Weighted average shares outstanding — basic	190.3	192.5	190.2	193.5
Plus: Common stock equivalent shares assumed from conversion of options	2.4	1.9	2.0	2.0

Weighted average shares outstanding — diluted	192.7	194.4	192.2	195.5

Basic net earnings per share from continuing operations attributable to FIS common stockholders	$0.31	$0.07	$0.49	$0.13
Basic net earnings (losses) per share from discontinued operations attributable to FIS common stockholders	—	0.30	(0.01)	0.61

Basic net earnings per share	$0.31	$0.37	$0.48	$0.74

Diluted net earnings per share from continuing operations attributable to FIS common stockholders	$0.31	$0.07	$0.49	$0.12
Diluted net earnings (losses) per share from discontinued operations attributable to FIS common stockholders	—	0.30	(0.01)	0.61

Diluted net earnings per share attributable to FIS common stockholders	$0.31	$0.37	$0.48	$0.73

     Options to purchase approximately 11.3 million shares and 9.4 million shares of our common stock for the three-month periods and 15.1 million shares and 9.0 million shares of our common stock for the six-month periods ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(5) Metavante Merger
     On March 31, 2009, FIS and Metavante Technologies, Inc. (“Metavante”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which FIS will acquire Metavante. The transaction will be structured as a tax-free reorganization whereby Metavante will be merged with and into a newly formed subsidiary of FIS (the “Merger”).
     Under the terms of the Merger Agreement, Metavante shareholders will receive a fixed exchange ratio of 1.35 (the “Exchange Ratio”) shares of FIS common stock for each share of Metavante common stock they own. In addition, outstanding Metavante stock options and other stock-based awards (other than performance shares) will be converted into stock options and other stock-based awards, respectively, with respect to shares of FIS common stock using the Exchange Ratio.
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
     On July 21, 2009, the Registration Statement filed by FIS with the Securities and Exchange Commission was declared effective and FIS and Metavante have mailed the joint proxy statement/prospectus relating to the shareholders meetings to their respective shareholders. On September 4, 2009 FIS and Metavante will hold special meetings of their respective shareholders to vote on the issuance of FIS common stock in connection with the Merger and the Investment Agreement. FIS and Metavante shareholders of record as of June 29, 2009 will be entitled to vote at the special meeting.
     Completion of the merger remains subject to antitrust clearance in the United States, receipt of FIS and Metavante shareholder approvals, and other customary closing conditions. FIS and Metavante expect the merger to close during the fourth quarter of 2009.
(6) Long-Term Debt
     Long-term debt as of June 30, 2009 and December 31, 2008 consisted of the following (in millions):

	June 30,	December 31,
	2009	2008
Term Loan A, secured, interest payable at LIBOR plus 0.88% (1.20% at June 30, 2009), quarterly principal amortization, maturing January 2012	$1,942.5	$1,995.0
Revolving Loan, secured, interest payable at LIBOR plus 0.70% (Eurocurrency Borrowings), Fed-funds plus 0.70% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.18% facility fee (0.99%, 0.92% or 3.25% respectively at June 30, 2009), maturing January 2012. Total of $565.9 million unused as of June 30, 2009	329.6	499.4
Other promissory notes with various interest rates and maturities	20.0	20.1

	2,292.1	2,514.5
Less current portion	(158.1)	(105.5)

Long-term debt, excluding current portion	$2,134.0	$2,409.0

     The fair value of the Company’s long-term debt at June 30, 2009 is estimated to be approximately $321.0 million lower than the carrying value (based on values of trades of our debt made in close proximity to quarter-end). These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.
     As of June 30, 2009, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

		Notional Amount	Bank Pays	FIS pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
October 11, 2007	October 11, 2009	$1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%

		$2,100.0

(1)	0.32% in effect at June 30, 2009 under the agreements.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 0.88% and the Revolving Loan of 0.70% (plus a facility fee of 0.18%) as of June 30, 2009.
     We have designated these interest rate swaps as cash flow hedges. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term and Revolving Loans. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk when determining the fair value of our interest rate swaps. During June 2008, we terminated the $750 million interest rate swap tied to the Term Loan B that was retired during July 2008, without any significant impact to our financial position or results of operations during the period as its fair value was approximately zero on the date of termination.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	Liability Derivatives
	June 30, 2009		December 31, 2008
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Interest rate swap contracts	Accounts payable and accrued liabilities	$50.5	Accounts payable and accrued liabilities	$39.6
Interest rate swap contracts	Other long-term liabilities	—	Other long-term liabilities	44.6

Total derivatives designated as hedging instruments		$50.5		$84.2

     A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings recognized in Other Comprehensive Earnings (“OCE”) are as follows (in millions):

	Amount of Gain(Loss)			Amount of Loss Reclassified
	Recognized in OCE on			from Accumulated OCE into
	Derivative			Income
		Three	Location of Loss
Derivatives in Cash	Three Months	Months	Reclassified from	Three Months	Three Months
Flow Hedging	Ended June	Ended June	Accumulated OCE into	Ended June	Ended June
Relationships	30, 2009	30, 2008	Income	30, 2009	30, 2008
Interest rate swap contracts	$3.8	$(53.9)	Interest expense	$(22.7)	$(12.7)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Amount of Loss Reclassified
	Amount of Gain Recognized			from Accumulated OCE into
	in OCE on Derivative			Income
Location of Loss
Derivatives in SFAS 133	Six Months	Six Months	Reclassified from	Six Months	Six Months
Cash Flow Hedging	Ended June	Ended June	Accumulated OCE into	Ended June	Ended June
Relationships	30, 2009	30, 2008	Income	30, 2009	30, 2008
Interest rate swap contracts	$10.5	$28.1	Interest expense	$(44.2)	$(18.3)

     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2009, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the future hedge cash flows remain probable of occurring.
     Principal maturities of long-term debt at June 30, 2009 are as follows (in millions):

2009 remainder	$53.0
2010	210.0
2011	157.5
2012	1,871.6

Total	$2,292.1

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
(7) Commitments and Contingencies
Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matters listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	The Company reviews these matters on an on-going basis and follows the authoritative provisions for accounting for contingencies when making accrual and disclosure decisions. A liability must be accrued if (a) it is probable that an asset has been impaired or a liability has been incurred and (b) the amount of loss can be reasonably estimated. If one of these criteria has not been met, disclosure is required when there is at least a reasonable possibility that a loss may have been incurred. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals. Legal fees associated with defending these matters are expensed as incurred.
Litigation Related to the Merger
     On April 7, 2009, a putative class action complaint was filed by a purported Metavante shareholder against Metavante, its directors, certain officers, and FIS. The complaint alleges that the Metavante directors and officers breached fiduciary duties to Metavante

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
shareholders and that Metavante and FIS aided and abetted such breaches. The complaint seeks to enjoin the proposed Merger transaction, preliminarily and permanently, and also seeks unspecified money damages, attorneys’ fees, and class certification. An amended complaint was filed on April 23, 2009, adding an additional plaintiff, but it is otherwise the same as the original complaint. The case is Lisa Repinski, et al v. Michael Hayford, et al , Milwaukee County Circuit Court Case No. 09CV5325.
     On April 24, 2009, a second putative class action containing similar allegations was filed by another purported Metavante shareholder against Metavante and its directors and certain officers. This complaint also seeks to enjoin the Merger transaction, preliminarily and permanently, and also seeks unspecified money damages, attorneys’ fees, and class certification. The case is Samuel Beren v. Metavante Technologies, Inc. et al., Milwaukee County Circuit Court Case No. 09CV6315.
     On April 28, 2009, a motion was filed to consolidate the Repinski and Beren actions; that motion has not yet been decided. FIS believes these actions are without merit and intends to defend vigorously against the claims.
McCormick, April v. Certegy Payment Recovery Services, Inc., et al
          This is a putative class action filed during the first quarter of 2006 in the U.S. District Court for the Northern District of Texas against Certegy Check Services, Inc. and Certegy Payment Recovery Services, Inc. The complaint seeks damages and declaratory relief for breach of contract as well as alleged violations of the Fair Debt Collection Practices Act (“FDCPA”), Texas Debt Collections Act, and Texas Deceptive Trade Practices Act (“TDTPA”). The Plaintiff wrote a check to a retailer that was dishonored on presentment. The dishonored check was assigned to Certegy for recovery and collection of associated service charges. The Plaintiff contends that there was no authority to collect a $30 service charge on her bounced check, that the collection letters she received were misleading and that Certegy’s actions were oppressive. Point-of-sale signage indicated that a fee of $25 or the maximum allowed by law would be owed for any bounced check. In addition, the check was stamped at the point-of-sale with a similar statement that the plaintiff signed. The service charge statute in Texas allows a reasonable fee of up to $30 for bounced checks. The court dismissed multiple claims arising out of the FDCPA, including all claims based on alleged misrepresentations or oppressive conduct. The only FDCPA claim remaining is Plaintiff’s claim against Certegy Payment Recovery Services under Section 808. Certegy filed a motion to dismiss the state law claims and a motion for summary judgment as to all counts, arguing that Plaintiff expressly agreed to pay a service charge if her check bounced. The court dismissed the declaratory judgment claim and found that Certegy did not make false, deceptive or misleading representations under the TDTPA; however, the court declined to dismiss the remainder of the state law claims. The Plaintiff filed a motion for class certification, and in the first quarter of 2009 the court granted that motion with respect to the FDCPA claim against Certegy Payment Recovery Services, but denied it with respect to all other claims and against all other defendants. Certegy Payment Recovery Services has appealed the decision to the 5th Circuit Court of Appeals. The matter was mediated during the second quarter of 2009 and settled. The settlement is subject to court approval.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Searcy, Gladys v. eFunds Corporation
     This is a nationwide putative class action that was originally filed against eFunds Corporation and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint alleges willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff’s principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer’s file at the time of the request; (ii) the source of the information in the consumer’s file; and/or (iii) the names of any persons who requested information related to the consumer’s check writing history during the prior year. The Company is vigorously defending the matter.
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
(8) Segment Information
     Summarized financial information for the Company’s segments is shown in the following tables.
     As of and for the three-month period ended June 30, 2009 (in millions):

	Financial	Payment		Corporate
	Solutions	Solutions	International	and Other	Total
Processing and services revenues	$277.0	$380.0	$178.4	$(0.6)	$834.8
Operating expenses	186.3	285.6	163.5	82.0	717.4

Operating income	$90.7	$94.4	$14.9	$(82.6)	117.4

Other income (expense) unallocated					(25.8)

Income from continuing operations					$91.6

Depreciation and amortization	$28.7	$10.8	$14.6	$38.0	$92.1

Capital expenditures	$25.2	$7.2	$17.6	$0.9	$50.9

Total assets	$2,858.9	$2,232.0	$1,432.7	$823.1	$7,346.7

Goodwill	$2,096.2	$1,677.6	$426.4	$—	$4,200.2

     As of and for the three-month period ended June 30, 2008 (in millions):

	Financial	Payment		Corporate
	Solutions	Solutions	International	and Other	Total
Processing and services revenues	$280.8	$383.4	$206.8	$(1.3)	$869.7
Operating expenses	202.9	295.9	199.2	113.8	811.8

Operating income	$77.9	$87.5	$7.6	$(115.1)	57.9

Other income (expense) unallocated					(40.8)

Income from continuing operations					$17.1

Depreciation and amortization	$25.9	$9.7	$15.2	$47.0	$97.8

Capital expenditures	$19.2	$10.0	$24.4	$(1.5)	$52.1

Total assets	$2,982.9	$2,318.2	$1,290.2	$1,149.1	$7,740.4

Goodwill	$2,112.2	$1,686.6	$426.7	$—	$4,225.5

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the six-month period ended June 30, 2009 (in millions):

	Financial	Payment		Corporate
	Solutions	Solutions	International	and Other	Total
Processing and services revenues	$548.3	$744.7	$340.7	$(1.1)	$1,632.6
Operating expenses	384.0	566.2	315.6	167.5	1,433.3

Operating income	$164.3	$178.5	$25.1	$(168.6)	199.3

Other income (expense) unallocated					(55.8)

Income from continuing operations					$143.5

Depreciation and amortization	$57.1	$21.9	$27.8	$77.3	$184.1

Capital expenditures	$51.1	$14.9	$26.9	$3.3	$96.2

     As of and for the six-month period ended June 30, 2008 (in millions):

	Financial	Payment		Corporate
	Solutions	Solutions	International	and Other	Total
Processing and services revenues	$561.2	$756.7	$383.7	$(1.6)	$1,700.0
Operating expenses	413.8	598.3	363.9	214.9	1,590.9

Operating income	$147.4	$158.4	$19.8	$(216.5)	109.1

Other income (expense) unallocated					(78.0)

Income from continuing operations					$31.1

Depreciation and amortization	$61.4	$24.1	$28.7	$86.9	$201.1

Capital expenditures	$44.7	$19.8	$65.6	$0.3	$130.4

     Brazil, Germany and the U.K. accounted for the majority of the sales to non-U.S. based customers.
     Total assets at June 30, 2009 and 2008, excludes $93.1 million and $2,038.0 million, respectively, related to discontinued operations. Goodwill at June 30, 2008, exclude $1,112.1 million related to discontinued operations.
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
     International
     The International segment offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company’s consolidated Brazilian card processing venture (see note 3). Included in this segment are long-term assets, excluding Goodwill and other Intangible assets, located outside of the United States totaling $442.7 million and $472.1 million at June 30, 2009 and 2008, respectively. These assets are predominantly located in Germany, Brazil, the U.K. and India.

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
(9) Subsequent Events
     The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosure through August 5, 2009, the date these interim financial statements were issued, and has reflected or disclosed those items within the Consolidated Financial Statements as deemed appropriate.

Unless stated otherwise or the context otherwise requires all references to “FIS,” “we”, the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. The risks and uncertainties which forward-looking statements are subject to include, without limitation: changes in general economic, business and political conditions, including changes in the financial markets; the effect of governmental regulations, including the possibility that there are unexpected delays in obtaining regulatory approvals for our merger with Metavante; the failure to obtain required transaction approvals from FIS’ and Metavante’s shareholders; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries or due to financial failures suffered by firms in those industries; failures to adapt our services to changes in technology or in the marketplace; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available at the time the document was filed. FIS assumes no obligation to update any forward-looking statement.
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
     Transactions with Related Parties
     See Note 3 to the Notes to Consolidated Financial Statement for a detailed description of transactions with related parties.
     Discontinued Operations
     See Note 2 to the Notes to Consolidated Financial Statements for a detailed description of discontinued operations.
     Factors Affecting Comparability
     On July 2, 2008, we completed the LPS spin-off. The results of operations of the Lender Processing Services segment through the spin-off date are reflected as discontinued operations in the Consolidated Statements of Earnings for all periods presented.
     As a result of the above transaction, the results of operations in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Comparisons of three-month and six-month periods ended June 30, 2009 and 2008
Consolidated Results of Operations
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Processing and services revenues	$834.8	$869.7	$1,632.6	$1,700.0
Cost of revenues	602.7	674.0	1,199.9	1,322.7

Gross profit	232.1	195.7	432.7	377.3

Selling, general, and administrative expenses	93.2	117.9	189.3	229.0
Research and development costs	21.5	19.9	44.1	39.2

Operating income	117.4	57.9	199.3	109.1

Other income (expense):
Interest income	0.5	1.5	1.3	4.3
Interest expense	(31.8)	(43.6)	(63.8)	(82.4)
Other income	5.5	1.3	6.7	0.1

Total other income (expense)	(25.8)	(40.8)	(55.8)	(78.0)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entities	91.6	17.1	143.5	31.1
Provision for income taxes	31.6	3.3	49.5	6.6
Equity in losses of unconsolidated entities	—	(0.2)	—	(0.2)

Earnings from continuing operations, net of tax	60.0	13.6	94.0	24.3
(Losses) earnings from discontinued operations, net of tax	(0.4)	59.2	(1.7)	118.8

Net earnings	59.6	72.8	92.3	143.1
Net earnings attributable to noncontrolling interest	(0.4)	(0.9)	(0.1)	(0.7)

Net earnings attributable to FIS	$59.2	$71.9	$92.2	$142.4

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.31	$0.07	$0.49	$0.13
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	—	0.30	(0.01)	0.61

Net earnings per share — basic attributable to FIS common stockholders	$0.31	$0.37	$0.48	$0.74

Weighted average shares outstanding — basic	190.3	192.5	190.2	193.5

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.31	$0.07	$0.49	$0.12
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	—	0.30	(0.01)	0.61

Net earnings per share — diluted attributable to FIS common stockholders	$0.31	$0.37	$0.48	$0.73

Weighted average shares outstanding — diluted	192.7	194.4	192.2	195.5

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$59.6	$13.3	$93.9	$24.2
(Losses) earnings from discontinued operations, net of tax	(0.4)	58.6	(1.7)	118.2

Net earnings attributable to FIS	$59.2	$71.9	$92.2	$142.4

     Processing and Services Revenues
     Processing and services revenues totaled $834.8 million and $869.7 million for the three-month periods and $1,632.6 million and $1,700.0 million for the six-month periods ended June 30, 2009 and 2008, respectively. The decrease in revenue of $34.9 million, or 4.0% during the three-month period and $67.4 million or 4.0% during the six-month period ended June 30, 2009, as compared to the 2008 periods is primarily attributable to the impact of unfavorable foreign currency translations resulting from a strengthening of the U.S. dollar. Excluding the impact of unfavorable foreign currency translations, our International revenue growth was offset by declines in Financial Solutions and Payment Solutions segment revenues during both the three-month and six month periods ended June 30, 2009.

     Cost of Revenues
     Cost of revenues totaled $602.7 million and $674.0 million for the three-month periods and $1,199.9 million and $1,322.7 million for the six-month periods ended June 30, 2009 and 2008, respectively, resulting in gross profit of $232.1 million and $195.7 million for the three-month periods and $432.7 million and $377.3 million for the six-month periods ended June 30, 2009 and 2008, respectively. Gross profit as a percentage of revenues (“gross margin”) was 27.8% and 22.5% in the three-month periods and 26.5% and 22.2% in the six-month periods ended June 30, 2009 and 2008, respectively. The decrease in cost of revenues of $71.3 million in the three-month period and $122.8 million in the six-month period ended June 30, 2009, as compared to the 2008 periods is primarily attributable to foreign currency adjustments resulting from a strengthening of the U.S. dollar and the decrease in revenue across our three operating segments. The increase in gross margin of 5.3% in the three-month period and 4.3% in the six-month period ended June 30, 2009 over 2008 periods was primarily driven by cost reduction activities and improved operating efficiency.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $93.2 million and $117.9 million for the three-month periods and $189.3 million and $229.0 million for the six-month periods ended June 30, 2009 and 2008, respectively. The decrease of $24.7 million in the three-month period and $39.7 million in the six-month period ended June 30, 2009, as compared to 2008 is primarily due to higher costs in the prior year related to integration of the 2007 eFunds acquisition and restructuring activities related to the LPS spin-off. Stock-based compensation decreased $2.3 million and $14.8 during the three-month and six-month periods ended June 30, 2009, respectively, as compared to the 2008 periods. The reduction in stock-based compensation for the three month period was mainly attributable to $2.6 million of acceleration charges related to terminations included in the prior year period. The six-month period ended June 30, 2008, also included $14.1 million related to the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition. In addition to the acceleration of stock compensation, the three and six month periods ended June 30, 2008 included $8.1 million and $13.8 million, respectively, in other integration and restructuring costs. These amounts are partially offset by merger related costs incurred in the 2009 three-month and six-month periods related to the planned Metavante acquisition. Also included in 2008 were $9.0 million and $18.0 million in the three-month and six-month periods, respectively, for administrative costs associated with LPS that did not qualify for discontinued operations treatment.
     Research and Development Costs
     Research and development costs totaled $21.5 million and $19.9 million for the three-month periods and $44.1 million and $39.2 million for the six-month periods ended June 30, 2009 and 2008, respectively. The increase in research and development costs for the 2009 periods as compared to the 2008 periods results from the determination of which costs are capitalized versus expensed based on the nature and progression of the projects underway in the respective periods.
     Operating Income
     Operating income totaled $117.4 million and $57.9 million for the three-month periods and $199.3 million and $109.1 million for the six-month periods ended June 30, 2009 and 2008, respectively. Operating income as a percentage of revenue (“operating margin”) was 14.1% and 6.7% in the three-month periods and 12.2% and 6.4% in the six-month periods ended June 30, 2009 and 2008, respectively. The increase in operating margin for 2009 periods as compared to 2008 periods is attributable to the decreased stock compensation costs, restructuring and integration charges, and charges associated with the LPS spin-off noted previously and the impact of cost-containment activities, as well as improved operating efficiency.
     Interest Expense
     Interest expense totaled $31.8 million and $43.6 million for the three-month periods and $63.8 million and $82.4 million for the six-month periods ended June 30, 2009 and 2008, respectively. The decrease of $11.8 million and $18.6 million in interest expense in the three-month and six-month periods ended June 30, 2009 as compared to the 2008 periods results from a reduction in our overall debt balance and a favorable decrease in borrowing rates under our credit facility. Additionally, the six-month period ended June 30, 2008 also included a $9.3 million make-whole premium on the redemption of the eFunds Notes.
     Provision for Income Taxes
     Income tax expense from continuing operations totaled $31.6 million and $3.3 million for the three-month periods and $49.5 million and $6.6 million for the six-month periods ended June 30, 2009 and 2008, respectively. This resulted in an effective tax rate on continuing operations of 34.5% for the three-month and six-month periods ended June 30, 2009 and 19.3% and 21.2% for the three-month and six-month periods ended June 30, 2008, respectively. The increase in tax expense for the 2009 periods as compared to the 2008 periods is attributable to increased operating income in the 2009 periods. The increase in the 2009 periods overall effective tax rate is primarily related to the impact of the LPS spin-off in 2008.
     Net Earnings from Continuing Operations Attributable to FIS Common Stockholders
     Net earnings from continuing operations attributable to FIS common stockholders totaled $59.6 million and $13.3 million for the three-month periods ended June 30, 2009 and 2008, respectively, or $0.31 and $0.07 per diluted share, respectively, due to the factors described above. Net earnings from continuing operations attributable to FIS common stockholders totaled $93.9 million and $24.2 million for the six-month periods ended June 30, 2009 and 2008, respectively, or $0.49 and $0.12 per diluted share, respectively, due to the factors described above.
Segment Results of Operations
Financial Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Processing and services revenues	$277.0	$280.8	$548.3	$561.2

Operating income	$90.7	$77.9	$164.3	$147.4

     Revenues for the Financial Solutions segment totaled $277.0 million and $280.8 million for the three-month periods and $548.3 million and $561.2 million for the six-month periods ended June 30, 2009 and 2008, respectively. The overall segment decrease of $3.8 million and $12.9 million in the three-month and six-month periods ended June 30, 2009, respectively, as compared to the 2008 periods resulted primarily from lower software license and professional services revenue, partially offset by increased demand in risk management and higher commercial outsourcing services revenue.
     Operating income for the Financial Solutions segment totaled $90.7 million and $77.9 million for the three-month periods and $164.3 million and $147.4 million for the six-month periods ended June 30, 2009 and 2008, respectively. Operating margin was approximately 32.7% and 27.7% for the three-month periods and 30.0% and 26.3% for the six-month periods ended June 30, 2009 and 2008, respectively. The increased operating margins in the three-month and six-month periods ended June 30, 2009 as compared to 2008 periods primarily resulted from the impact of $10.3 million in severance and integration related costs incurred in the three-month period ended June 30, 2008 coupled with additional current year targeted cost reductions.
Payment Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Processing and services revenues	$380.0	$383.4	$744.7	$756.7

Operating income	$94.4	$87.5	$178.5	$158.4

     Revenues for the Payment Solutions segment totaled $380.0 million and $383.4 million for the three-month periods and $744.7 million and $756.7 million for the six-month periods ended June 30, 2009 and 2008, respectively. The overall segment decrease of $3.4 million and $12.0 million in the three-month and six-month periods ended June 30, 2009, respectively, as compared to the 2008 periods resulted primarily from declines in the Company’s retail check guarantee business and item processing services. Excluding the Company’s retail check guarantee business, revenue from both periods, Payment Solutions revenue increased 0.4% and 0.5% for the three-month and six-month periods ended June 30, 2009, respectively, as growth in debit processing and printing services was offset by declines in prepaid, merchant and item processing activity.
     Operating income for the Payment Solutions segment totaled $94.4 million and $87.5 million for the three-month periods and $178.5 million and $158.4 million for the six-month periods ended June 30, 2009 and 2008, respectively. Operating margin was approximately 24.8% and 22.8% for the three-month periods and 24.0% and 20.9% for the six-month periods ended June 30, 2009 and 2008, respectively. The increase in 2009 periods as compared to 2008 periods primarily resulted from increased operating margin efficiencies and targeted cost reductions.

International
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Processing and services revenues	$178.4	$206.8	$340.7	$383.7

Operating income	$14.9	$7.6	$25.1	$19.8

     Revenues for the International segment totaled $178.4 million and $206.8 million for the three-month periods and $340.7 million and $383.7 million for the six-month periods ended June 30, 2009 and 2008, respectively. The overall segment decrease of $28.4 million and $43.0 million in the three-month and six-month periods ended June 30, 2009, respectively, as compared to 2008 periods resulted primarily from unfavorable currency effects of $31.2 million and $66.1 million for the three-month and six-month periods ended June 30, 2009, respectively. Excluding the impact of unfavorable foreign currency, total International Segment revenue increased 1.4% and 6.0% for the three-month and six-month periods ended June 30, 2009, respectively, in constant currency driven by growth in core processing in Europe and transaction volumes in Brazil.
     Operating income for the International segment totaled $14.9 million and $7.6 million for the three-month periods and $25.1 million and $19.8 million for the six-month periods ended June 30, 2009 and 2008, respectively. Operating margin was approximately 8.4% and 3.7% for the three-month periods and 7.4% and 5.2% for the six-month periods ended June 30, 2009 and 2008, respectively. The increase in 2009 periods as compared to 2008 periods primarily resulted from increased operating margin efficiencies and targeted cost reductions.
     Corporate and Other
     The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $82.6 million and $115.1 million for the three-month periods and $168.6 million and $216.5 million for the six-month periods ended June 30, 2009 and 2008, respectively. The overall Corporate and Other decrease of $32.5 million and $47.9 million for three-month and six-month periods ended June 30, 2009, respectively, as compared to the 2008 periods is primarily attributable to higher costs in the prior year related to integration of the 2007 eFunds acquisition and restructuring activities related to the LPS spin-off. Stock-based compensation decreased $2.3 million and $14.8 million during the three-month and six-month periods ended June 30, 2009, respectively, as compared to the 2008 periods. The reduction in stock-based compensation for the three-month period was mainly attributable to $2.6 million of acceleration charges related to terminations included in the prior year period. The 2008 six-month period also included $14.1 million related to the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition. In addition to the acceleration of stock compensation, the three and six month periods ended June 30, 2008 included $8.1 million and $13.8 million, respectively, in other integration and restructuring costs. These amounts are partially offset by merger related costs incurred in the 2009 three-month and six-month periods related to the planned Metavante acquisition. Also included in 2008 were $9.0 million and $18.0 million in the three-month and six-month periods, respectively, for administrative costs associated with LPS that did not qualify for discontinued operations treatment.
     In addition to these factors, amortization of purchase accounting related intangibles declined $6.3 million and $12.7 million, respectively, for the three and six month periods ended June 30, 2009 as compared to the prior year periods due to accelerated amortization in the earlier years following an acquisition.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At June 30, 2009, we had cash on hand of $227.9 million and debt of approximately $2,292.1 million, including the current portion. Of the $227.9 million cash on hand, approximately $175.3 million is held by our operations in foreign jurisdictions. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment. The proposed Merger with Metavante is not expected to have a significant immediate impact on cash operating requirements.

     We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on June 30, 2009 to shareholders of record as of the close of business on June 16, 2009.
 Cash Flows from Operations
     Cash flows from operations were $331.1 million and $242.8 million for the six-month periods ended June 30, 2009 and 2008, respectively. Cash flows from operations in 2008 include cash flows from LPS of $136.7 million. Excluding the impact of LPS in 2008, cash flows from operations increased by $225.0 million due to higher earnings and better working capital management during the six-month period ended June 30, 2009.
 Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $96.2 million and $155.6 million on capital expenditures during the six-month periods ended June 30, 2009 and 2008, including approximately $25.2 million during the 2008 period related to discontinued operations including LPS prior to the spin-off. In 2009, we expect to spend approximately 5% to 7% of 2009 revenue on capital expenditures.
     Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date, January 18, 2012 (the “Maturity Date”). On July 30, 2007, we, along with the requisite lenders, executed an amendment to the existing Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds Acquisition, and pay related fees and expenses. On July 2, 2008, we completed the spin-off of our former Lender Processing Services segment into a separate publicly traded company, Lender Processing Services, Inc., referred to as LPS. In conjunction with the LPS spin-off, we immediately retired the outstanding $1,585.0 million principal balance of the Term Loan B. Debt issuance costs of $7.4 million are capitalized as of June 30, 2009. The $12.4 million remaining balance of Term Loan B debt issuance costs were written-off during July 2008 in conjunction with the LPS spin-off and retirement of the Term Loan B.
     As of June 30, 2009, the Term Loan A balance was $1,942.5 million and a total of $329.6 million was outstanding under the Revolving Loan. The obligations under the Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors pledged certain equity interests in other entities (including certain of our direct and indirect subsidiaries) as collateral security for the obligations under the credit facility and the guarantee.
     We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A in scheduled installments of: (a) $26.3 million per quarter from September 30, 2009 through December 31, 2009; and (b) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date.
     In addition to the scheduled principal payments, the Term Loan is (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended June 30, 2009. Voluntary prepayment of the Loan is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
     The outstanding balance on the Loans bears interest at a floating rate. As of June 30, 2009, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (see Item 3).

     The Credit Agreement contains affirmative, negative and financial covenants and events of default, that, in each case, are customary for financings of this type. Upon an event of default, the Administrative Agent can accelerate the maturity of the Loans. We were in compliance with all covenants related to the Credit Agreement at June 30, 2009.
     As of June 30, 2009, one financial institution that was a party to our credit facility had failed, thereby reducing the amount available to us under our credit facility by an immaterial amount. No other financial institutions that are a party to our credit facility or our interest rate swap agreements have failed to date. We continue to monitor the financial stability of our counterparties on an ongoing basis. The lenders under our credit facility are a diversified set of financial institutions both domestic and international. Concentration has increased due to recent consolidation with the top 10 lenders thereunder having about 62% of the overall facility. The loss of any single participant would not adversely impact our ability to fund operations. The revolving facility is bifurcated into two tranches each with a distinct group of lenders and we retain capacity under both tranches. If the single largest lender were to default under the terms of the credit agreement, the maximum loss of liquidity on the undrawn portion of the revolver would be about $70.8 million.
 Contractual Obligations
     Our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 27, 2009, as amended by our Form 10-K/A filed on March 10, 2009.
 Off-Balance Sheet Arrangements
     FIS does not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. All business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. In April 2009, the FASB amended and clarified the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, the existing guidance for contingencies and other authoritative literature should be followed. This new guidance is effective for periods beginning on or after December 15, 2008, and will apply to business combinations occurring after the effective date. The Company will apply the provisions to business combinations subsequent to December 31, 2008.
     In June 2009, the FASB issued new guidance for transfers and servicing of financial assets. The primary changes include: (1) the elimination of the “qualified special purpose entity” concept, and the exception that allowed many transferors to deconsolidate such entities; (2) a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; (3) clarification and amendments to the derecognition criteria for a transfer to be accounted for as a sale; (4) a change to the amount of recognized gain/loss on a transfer accounted for as a sale when beneficial interests are received by the transferor; and (5) enhanced disclosure requirements. This new guidance will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009.
     In June 2009, the FASB issued new consolidation guidance for variable interest entities (VIE’s). It requires an enterprise to qualitatively assess the determination of the primary beneficiary (or consolidator) of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to be considered VIE’s. It also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. The new guidance is effective January 1, 2010 for calendar year-end companies. There is no grandfathering of previous consolidation conclusions. As a result, any existing VIE’s at date of adoption must be re-evaluated. The Company currently has no unconsolidated VIE’s; thus, this new guidance is not expected to have an impact on the Company’s financial position or results of operations.

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
     As of June 30, 2009, we are paying interest on our Revolving Loan at LIBOR plus 0.70% and on our Term Loan A at LIBOR plus 0.88%. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under our Credit Agreement, after we calculate the impact of our interest rate swaps, by $1.9 million (based on principal amounts outstanding at June 30, 2009). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2009, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2009 and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loan A outstanding as of June 30, 2008, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual debt service, after we calculate the impact of our interest rate swaps, by $3.9 million.
     As of June 30, 2009, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

		Notional Amount	Bank Pays	FIS pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
October 11, 2007	October 11, 2009	$1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%

		$2,100.0

(1)	0.32% in effect at June 30, 2009 under the agreements.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 0.88% and the Revolving Loan of 0.70% (plus a facility fee of 0.18%) as of June 30, 2009.
Foreign Currency Risk
     Our exposure to foreign currency exchange risks arises from our non-U.S. operations generally, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than U.S. Dollars. Our international operations generated approximately $178.4 million and $340.7 million in revenues during the three-month and six-month periods ended June 30, 2009, of which approximately $146.4 million and $275.5 million, respectively, were denominated in currencies other than the U.S. Dollar. The major currencies that we are exposed to are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have had the following effects on our reported revenues for the three-month and six-month periods ended June 30, 2009 and 2008 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2009	2008	2009	2008
Real	$6.3	$7.2	$11.7	$12.6
Euro	4.7	5.4	9.3	9.9
Pound Sterling	1.7	2.0	3.0	5.0

Total Impact	$12.7	$14.6	$24.0	$27.5

     The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
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
Item 1A. Risk Factors
     There have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, other than as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 28, 2009. The results of matters submitted to a vote were as follows:
     Nominees for Class I directors to serve until the 2012 FIS Annual Meeting of Shareholders were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”
William P. Foley, II	158,287,773	13,622,351
Thomas M. Hagerty	107,020,544	64,889,580
Keith W. Hughes	152,674,812	19,235,312
     Nominee for Class III directors to serve until the 2011 FIS Annual Meeting of Shareholders was elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”
Richard N. Massey	158,832,051	13,078,073

     Directors whose term of office as a director continued after the meeting are as follows: David K. Hunt and Lee A. Kennedy.
     The proposal to approve the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for FIS for the 2009 fiscal year received the following votes:

	Votes	Percentage
Shares Voted “For”	169,273,255	98.47%
Shares Voted “Against”	1,112,558	0.65%
Shares Voted “Abstain”	1,524,911	0.88%
Item 6. Exhibits
(a)	Exhibits:

Exhibit
No.	Description
10.1	Assignment and Assumption of Lease and Other Operative Documents, dated as of June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank. (1)

10.2	Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (1)

10.3	Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (1)

10.4	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Payment Services, Inc. (1)

10.5	2003 Renewal Service Agreement, dated as of June 1, 2003, between ICBA Bancard, Inc. and Certegy Card Services, Inc. (1) (2)

10.6	2004 Restated CSCU Card Processing Service Agreement, dated as of January 1, 2004, between Card Services for Credit Unions, Inc. and Certegy Card Services, Inc. (1) (2)

10.7	Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003. (1)

10.8	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003. (1)

10.9	Master Agreement for Operations Support Services, dated as of June 29, 2001, between Certegy Inc. and International Business Machines Corporation (“Master Agreement”) (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.) (1)

10.10	Transaction Document #03-01 under the Master Agreement, effective as of March 5, 2003, between Certegy Inc. and International Business Machines Corporation (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.) (1)

10.11	Credit Agreement, dated as of January 18, 2007, among Fidelity National Information Services, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A., and other financial institutions party thereto (the “Credit Agreement”). (1)

10.12	Amendment No. 1 to the Credit Agreement, dated as of July 30, 2007. (1)

10.13	Joinder Agreement, dated as of September 12, 2007, by and among Fidelity National Information Services, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wachovia Bank N.A. (1)

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Note — The contracts filed with this 10-Q were previously filed without the exhibits thereto. They are being refiled merely to put the full agreements on file, including exhibits.

(2)	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2009	Fidelity National Information Services, Inc.
	By:	/s/ GEORGE P. SCANLON
George P. Scanlon
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description
10.1	Assignment and Assumption of Lease and Other Operative Documents, dated as of June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank. (1)

10.2	Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (1)

10.3	Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (1)

10.4	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Payment Services, Inc. (1)

10.5	2003 Renewal Service Agreement, dated as of June 1, 2003, between ICBA Bancard, Inc. and Certegy Card Services, Inc. (1) (2)

10.6	2004 Restated CSCU Card Processing Service Agreement, dated as of January 1, 2004, between Card Services for Credit Unions, Inc. and Certegy Card Services, Inc. (1) (2)

10.7	Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003. (1)

10.8	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003. (1)

10.9	Master Agreement for Operations Support Services, dated as of June 29, 2001, between Certegy Inc. and International Business Machines Corporation (“Master Agreement”) (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.) (1)

10.10	Transaction Document #03-01 under the Master Agreement, effective as of March 5, 2003, between Certegy Inc. and International Business Machines Corporation (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.) (1)

10.11	Credit Agreement, dated as of January 18, 2007, among Fidelity National Information Services, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A., and other financial institutions party thereto (the “Credit Agreement”). (1)

10.12	Amendment No. 1 to the Credit Agreement, dated as of July 30, 2007. (1)

10.13	Joinder Agreement, dated as of September 12, 2007, by and among Fidelity National Information Services, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wachovia Bank N.A. (1)

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Note — The contracts filed with this 10-Q were previously filed without the exhibits thereto. They are being refiled merely to put the full agreements on file, including exhibits.

(2)	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.