Form 10-Q
period 2009-09-30
Fidelity National Information Services, Inc.
filed 2009-11-05
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of October 1, 2009, 372,478,486 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2009
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
B. Condensed Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 2009 and 2008	4
C. Condensed Consolidated Statement of Equity for the nine-month period ended September 30, 2009	5
D. Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2008	6
E. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risk	28
Item 4. Controls and Procedures	30
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 6. Exhibits	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$205.6	$220.9
Settlement deposits	44.8	31.4
Trade receivables, net of allowance for doubtful accounts of $40.3 and $40.6 at September 30, 2009 and December 31, 2008, respectively	518.1	538.1
Settlement receivables	39.8	52.1
Other receivables	74.4	121.1
Receivable from FNF and LPS	7.0	10.1
Prepaid expenses and other current assets	89.2	115.1
Deferred income taxes	78.4	77.4

Total current assets	1,057.3	1,166.2
Property and equipment, net of accumulated depreciation of $298.8 and $244.4 at September 30, 2009 and December 31, 2008, respectively	263.3	272.6
Goodwill	4,205.7	4,194.0
Intangible assets, net of accumulated amortization of $579.0 and $499.3 at September 30, 2009 and December 31, 2008, respectively	902.7	924.3
Computer software, net of accumulated amortization of $413.3 and $345.7 at September 30, 2009 and December 31, 2008, respectively	664.3	617.0
Deferred contract costs	256.4	241.2
Long term note receivable from FNF	—	5.5
Other noncurrent assets	80.8	79.6

Total assets	$7,430.5	$7,500.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$362.2	$386.2
Due to joint venture partners	71.0	58.6
Settlement payables	89.1	83.3
Current portion of long-term debt	195.8	105.5
Deferred revenues	167.8	182.9

Total current liabilities	885.9	816.5
Deferred revenues	92.3	86.7
Deferred income taxes	354.0	332.7
Long-term debt, excluding current portion	1,947.9	2,409.0
Other long-term liabilities	118.5	158.5

Total liabilities	3,398.6	3,803.4

FIS stockholders’ equity:
Preferred stock $0.01 par value; 200.0 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock $0.01 par value; 600.0 shares authorized, 200.2 shares issued at September 30, 2009 and December 31, 2008, respectively	2.0	2.0
Additional paid in capital	2,909.1	2,959.8
Retained earnings	1,207.1	1,076.1
Accumulated other comprehensive earnings (loss)	44.6	(102.3)
Treasury stock, $0.01 par value, 7.6 and 9.3 shares at September 30, 2009 and December 31, 2008, respectively	(308.7)	(402.8)

Total FIS stockholders’ equity	3,854.1	3,532.8
Noncontrolling interest	177.8	164.2

Total equity	4,031.9	3,697.0

Total liabilities and equity	$7,430.5	$7,500.4

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Processing and services revenues (for related party activity, see note 3)	$850.7	$884.0	$2,483.3	$2,584.0
Cost of revenues (for related party activity, see note 3)	600.5	661.8	1,800.4	1,984.5

Gross profit	250.2	222.2	682.9	599.5
Selling, general, and administrative expenses (for related party activity, see note 3)	92.2	79.9	281.5	308.9
Research and development costs	22.3	22.5	66.4	61.7

Operating income	135.7	119.8	335.0	228.9

Other income (expense):
Interest income	1.4	1.0	2.7	5.3
Interest expense	(33.2)	(47.7)	(97.0)	(130.1)
Other income (expense)	1.4	(0.1)	8.1	—

Total other expense	(30.4)	(46.8)	(86.2)	(124.8)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entities	105.3	73.0	248.8	104.1
Provision for income taxes	36.3	27.0	85.8	33.6
Equity in losses of unconsolidated entities	—	—	—	(0.2)

Earnings from continuing operations, net of tax	69.0	46.0	163.0	70.3
Earnings (losses) from discontinued operations, net of tax	—	0.4	(1.7)	119.2

Net earnings	69.0	46.4	161.3	189.5
Net earnings attributable to noncontrolling interest	(1.4)	(2.8)	(1.5)	(3.5)

Net earnings attributable to FIS	$67.6	$43.6	$159.8	$186.0

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.35	$0.23	$0.85	$0.35
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	(0.01)	0.62

Net earnings per share — basic attributable to FIS common stockholders	$0.35	$0.23	$0.84	$0.97

Weighted average shares outstanding — basic	191.1	189.5	190.5	192.2

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.35	$0.23	$0.84	$0.35
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	(0.01)	0.61

Net earnings per share — diluted attributable to FIS common stockholders	$0.35	$0.23	$0.83	$0.96

Weighted average shares outstanding — diluted	194.6	191.8	193.0	194.3

Cash dividends paid per share	$0.05	$0.05	$0.15	$0.15

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$67.6	$43.2	$161.5	$67.4
Earnings (losses) from discontinued operations, net of tax	—	0.4	(1.7)	118.6

Net earnings attributable to FIS	$67.6	$43.6	$159.8	$186.0

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
						Other
	Number of Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid In	Retained	Earnings	Treasury	Noncontrolling	Comprehensive	Total
	Shares	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interest	Earnings	Equity
Balances, December 31, 2008	200.2	(9.3)	$2.0	$2,959.8	$1,076.1	$(102.3)	$(402.8)	$164.2	$—	$3,697.0
Exercise of stock options	—	1.7	—	(82.5)	—	—	94.1	—	—	11.6
Tax benefit associated with exercise of stock options	—	—	—	4.5	—	—	—	—	—	4.5
Stock-based compensation	—	—	—	27.3	—	—	—	—	—	27.3
Cash dividends paid ($0.15 per share) and other	—	—	—	—	(28.8)	—	—	(1.8)	—	(30.6)
Comprehensive Earnings:
Net Earnings	—	—	—	—	159.8	—	—	1.5	161.3	161.3
Other comprehensive earnings, net of tax:
Unrealized gain on investments and derivatives, net	—	—	—	—	—	40.9	—	—	40.9	40.9
Unrealized gain on foreign currency translation	—	—	—	—	—	106.0	—	13.9	119.9	119.9

Comprehensive earnings:									$322.1

Balances, September 30, 2009	200.2	(7.6)	$2.0	$2,909.1	$1,207.1	$44.6	$(308.7)	$177.8		$4,031.9

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine-month periods
	ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$161.3	$189.5
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	278.4	344.5
Amortization of debt issue costs	2.5	16.0
Loss on sale of company assets	—	2.5
Stock-based compensation	27.3	50.6
Deferred income taxes	(24.6)	3.1
Tax benefit associated with exercise of stock options	(4.5)	(0.1)
Equity in losses of unconsolidated entities	—	2.3
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade receivables	134.4	(31.0)
Net decrease (increase) in prepaid expenses and other assets	27.2	(11.4)
Net increase in deferred contract costs	(40.7)	(54.7)
Net increase (decrease) in deferred revenue	(13.7)	(9.3)
Net increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(42.6)	(103.3)

Net cash provided by operating activities	505.0	398.7

Cash flows from investing activities:
Additions to property and equipment	(34.5)	(57.1)
Additions to capitalized software	(111.1)	(146.7)
Other investing activities	—	(4.7)
Collection of FNF note	5.9	—
Net proceeds from sale of company assets	—	33.5
Acquisitions, net of cash acquired	(3.8)	(17.4)

Net cash used in investing activities	(143.5)	(192.4)

Cash flows from financing activities:
Borrowings	2,147.2	3,796.2
Debt service payments	(2,517.0)	(3,839.3)
Tax benefit associated with exercise of stock options	4.5	0.1
Exercise of stock options	11.6	18.7
Cash transferred in LPS spin-off	—	(20.8)
Treasury stock purchases	—	(236.2)
Cash dividends paid	(30.6)	(28.7)

Net cash used in financing activities	(384.3)	(310.0)

Effect of foreign currency exchange rates on cash	7.5	(13.1)

Net increase (decrease) in cash and cash equivalents	(15.3)	(116.8)
Cash and cash equivalents, beginning of period	220.9	355.3

Cash and cash equivalents, end of period	$205.6	$238.5

Supplemental cash flow information:
Cash paid for interest	$92.9	$163.4

Cash paid for taxes	$131.1	$52.9

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we”, the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation.
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by the Annual Report on Form 10-K/A, for the year ended December 31, 2008. The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2008 Condensed Consolidated Financial Statements to conform to the classifications used in 2009.
     We report the results of our operations in four reporting segments: 1) Financial Solutions, 2) Payment Solutions, 3) International Solutions and 4) Corporate and Other (Note 7).
     On October 1, 2009, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of March 31, 2009, by and among FIS, a wholly owned subsidiary of FIS (“Merger Sub”), and Metavante Technologies, Inc. (“Metavante”), Metavante merged with and into Merger Sub, with Merger Sub continuing as the surviving company and a wholly owned subsidiary of FIS (the “Merger”) in a tax-free reorganization. See Note 8 for information on the Metavante Merger. Metavante’s results of operations and account balances will be included in the Company’s results of operations and statement of financial position prospectively from the transaction date.
(2) Discontinued Operations
     During 2008, we discontinued certain operations which are reported as discontinued operations in the Condensed Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 2009 and 2008, in accordance with the authoritative guidance for the impairment or disposal of long-lived assets. Interest is allocated to discontinued operations based on debt to be retired and debt specifically identified as related to the respective discontinued operation.
     LPS
     On July 2, 2008, all of the shares of the common stock, par value $0.0001 per share, of Lender Processing Services, Inc. (“LPS”) were distributed to FIS shareholders through a stock dividend (the “spin-off”). At the time of the distribution, LPS consisted of substantially all the assets, liabilities, businesses and employees related to FIS’ LPS segment. Upon the distribution, FIS shareholders received one-half share of LPS common stock for every share of FIS common stock held as of the close of business on June 24, 2008. The results of operations of the former LPS segment of FIS are reflected as discontinued operations in the Condensed Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 2008. FIS’ revenues include revenues from LPS of $913.1 million during the nine-month period ended September 30, 2008. FIS’ earnings before taxes included LPS earnings before taxes of $1.8 million and $188.4 million during the three-month and nine-month periods ended September 30, 2008, respectively.
     Certegy Australia, Ltd
     On October 13, 2008, we sold Certegy Australia, Ltd. (“Certegy Australia”) for $21.1 million in cash and other consideration, because its operations did not align with our strategic plans. Certegy Australia had revenues of $9.8 million and $26.7 million during the three-month and nine-month periods ended September 30, 2008, respectively. Certegy Australia had earnings (losses) before taxes of $3.4 million during the three-month period ended September 30, 2008 and ($2.4) million and $13.0 million during the nine-month periods ended September 30, 2009 and 2008, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Certegy Gaming Services, Inc.
     On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million, realizing a pretax loss of $4.1 million, because its operations did not align with our strategic plans. Certegy Game had revenues of $27.2 million and earnings before taxes of $0.3 million (excluding the pretax loss realized on sale) during the nine-month period ended September 30, 2008.
     FIS Credit Services, Inc.
     On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $1.4 million, because its operations did not align with our strategic plans. Credit had revenues of $1.4 million and losses before taxes of $0.2 million (excluding the pretax gain realized on sale) during the nine-month period ended September 30, 2008.
     Homebuilders Financial Network, LLC
     During the year ended December 31, 2008, we discontinued and dissolved Homebuilders Financial Network, LLC and its related entities (“HFN”) due to the loss of a major customer. HFN had revenues of $1.4 million and losses before taxes of $4.7 million during the nine-month period ended September 30, 2008.
(3) Related Party Transactions
     We are party to certain related party agreements described below.
Revenues and Expenses
     A detail of related party items included in revenues for the three-month and nine-month periods ended September 30, 2009 and 2008 is as follows (in millions):

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
Banco Santander card and item processing revenue	$30.3	$28.3	$74.4	$71.3
Banco Bradesco card and item processing revenue	30.6	26.6	76.6	71.3
Sedgwick data processing services revenue	10.0	9.9	29.8	29.3
FNF data processing services revenue	12.2	9.1	36.3	31.7
LPS services revenue	1.2	1.8	4.5	5.4

Total revenues	$84.3	$75.7	$221.6	$209.0

     A detail of related party items included in operating expenses (net of expense reimbursements) for the three-month and nine-month periods ended September 30, 2009 and 2008 is as follows (in millions):

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
Equipment and real estate leasing with FNF and LPS	$5.0	$4.5	$15.1	$14.0
Administrative corporate support and other services with FNF and LPS	1.8	2.3	6.0	6.0

Total expenses	$6.8	$6.8	$21.1	$20.0

Banco Santander (formerly known as ABN AMRO Real) and Banco Bradesco
     In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“Bradesco”) (collectively, “banks”) to form a venture to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing Brazilian card processing business contracts and Brazilian card processing infrastructure and made enhancements to our card processing system to meet the needs of the banks and their affiliates. The banks executed long-term contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest. The accounting entries for this transaction were recorded during 2008 when certain walkaway rights lapsed, resulting in the establishment of a customer intangible asset of $224.2 million and a liability for amounts payable to the banks upon final migration of their respective card portfolios and achieving targeted volumes. This related party payable was $71.0 million and $58.6 million at September 30, 2009 and December 31, 2008, respectively. During the third quarter of 2008, Banco Santander Spain (“Banco Santander”) acquired majority control of ABN AMRO Real Group in Brazil. Since then, Santander has publicly stated its intention to consolidate all Brazilian card processing operations onto its own in-house technology platform, and has notified the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
joint venture of its desire to exit the relationship. We and Bradesco are currently discussing with Santander the terms on which such an exit would be permitted.
     We also provide item processing services to both Bradesco and ABN outside of the Brazilian card processing venture, and expect these services to continue pursuant to their contractual terms.
     Sedgwick
     We provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which Fidelity National Financial, Inc., (“FNF”) holds an approximate 32% equity interest.
     FNF
     We provide data processing services to FNF consisting primarily of infrastructure support and data center management. Our agreement with FNF runs through June 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). During the 2009 third quarter, FNF entered into a transaction that triggered the repayment of the $5.9 million note payable to FIS. We recorded interest income related to this note of approximately $0.1 million for each of the three-month periods ended September 30, 2009 and 2008 and $0.1 million and $0.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative support services relating to general management and administration. The pricing for these services, both to and from FNF, is at cost. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.
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
(4) Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the three-month and nine-month periods ended September 30, 2009 and 2008 are computed using the treasury stock method.
     The following table summarizes the earnings per share attributable to FIS common stockholders, for the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions, except per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
Earnings from continuing operations attributable to FIS, net of tax	$67.6	$43.2	$161.5	$67.4
Earnings (losses) from discontinued operations attributable to FIS, net of tax	—	0.4	(1.7)	118.6

Net earnings attributable to FIS	$67.6	$43.6	$159.8	$186.0

Weighted average shares outstanding — basic	191.1	189.5	190.5	192.2
Plus: Common stock equivalent shares assumed from conversion of options	3.5	2.3	2.5	2.1

Weighted average shares outstanding — diluted	194.6	191.8	193.0	194.3

Basic net earnings per share from continuing operations attributable to FIS common stockholders	$0.35	$0.23	$0.85	$0.35
Basic net earnings (losses) per share from discontinued operations attributable to FIS common stockholders	—	—	(0.01)	0.62

Basic net earnings per share	$0.35	$0.23	$0.84	$0.97

Diluted net earnings per share from continuing operations attributable to FIS common stockholders	$0.35	$0.23	$0.84	$0.35
Diluted net earnings (losses) per share from discontinued operations attributable to FIS common stockholders	—	—	(0.01)	0.61

Diluted net earnings per share attributable to FIS common stockholders	$0.35	$0.23	$0.83	$0.96

     Options to purchase approximately 8.0 million shares and 11.4 million shares of our common stock for the three-month periods and 12.7 million shares and 9.8 million shares of our common stock for the nine-month periods ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(5) Long-Term Debt
     Long-term debt as of September 30, 2009 and December 31, 2008 consisted of the following (in millions):

	September 30,	December 31,
	2009	2008
Term Loan A, secured, interest payable at LIBOR plus 1.00% (1.25% at September 30, 2009), quarterly principal amortization, maturing January 2012	$1,916.3	$1,995.0
Revolving Loan, secured, interest payable at LIBOR plus 0.80% (Eurocurrency Borrowings), Fed-funds plus 0.80% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.20% facility fee (1.05%, 0.87% or 3.25% respectively at September 30, 2009), maturing January 2012 Total of $693.4 million unused as of September 30, 2009	201.2	499.4
Other promissory notes with various interest rates and maturities	26.2	20.1

	2,143.7	2,514.5
Less current portion	(195.8)	(105.5)

Long-term debt, excluding current portion	$1,947.9	$2,409.0

     The fair value of the Company’s long-term debt at September 30, 2009 is estimated to be approximately $64.3 million lower than the carrying value (based on values of trades of our debt made in close proximity to quarter-end). These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Principal maturities of long-term debt at September 30, 2009 are as follows (in millions):

2009 remainder	$38.2
2010	210.0
2011	171.7
2012	1,723.8

Total	$2,143.7

     Through the eFunds Corporation (“eFunds”) acquisition on September 12, 2007, we assumed $100.0 million in long-term notes payable previously issued by eFunds (the “eFunds Notes”). On February 26, 2008, we redeemed the eFunds Notes for a total of $109.3 million, which included a make-whole premium of $9.3 million.
     See also Note 8 for changes in long-term debt subsequent to September 30, 2009.
     As of September 30, 2009, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

			Bank Pays	FIS pays
Effective Date	Expiration Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
October 11, 2007	October 11, 2009	$1,000.0	1 Month LIBOR	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month LIBOR	3.80%
April 11, 2007	April 11, 2010	850.0	1 Month LIBOR	4.92%

		$2,100.0

(1)	0.25% in effect at September 30, 2009 under the agreements.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 1.00% and the Revolving Loan of 0.80% (plus a facility fee of 0.20%) as of September 30, 2009.
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
     See also Note 8 for interest rate swap activity subsequent to September 30, 2009.
     A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	Liability Derivatives
	September 30, 2009		December 31, 2008
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Interest rate swap contracts	Accounts payable and accrued liabilities	$29.4	Accounts payable and accrued liabilities	$39.6
Interest rate swap contracts	Other long-term liabilities	—	Other long-term liabilities	44.6

Total derivatives designated as hedging instruments		$29.4		$84.2

     A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings and recognized in Other Comprehensive Earnings (“OCE”) are as follows (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss) Reclassified
	Recognized in OCE on			from Accumulated OCE into
	Derivative		Location of Loss	Income
Derivatives in Cash	Three-Month Period	Three-Month Period	Reclassified from	Three-Month Period	Three-Month Period
Flow Hedging	Ended September	Ended September	Accumulated OCE into	Ended September	Ended September
Relationships	30, 2009	30, 2008	Income	30, 2009	30, 2008
Interest rate swap contracts	$2.6	$4.3	Interest expense	$(23.7)	$(12.0)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss) Recognized			from Accumulated OCE into
	in OCE on Derivative		Location of Loss	Income
Derivatives in Cash	Nine-Month Period	Nine-Month Period	Reclassified from	Nine-Month Period	Nine-Month Period
Flow Hedging	Ended September	Ended September	Accumulated OCE into	Ended September	Ended September
Relationships	30, 2009	30, 2008	Income	30, 2009	30, 2008
Interest rate swap contracts	$13.1	$32.4	Interest expense	$(67.9)	$(30.3)

     Our existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2009, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the future hedge cash flows remain probable of occurring.
(6) Commitments and Contingencies
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
Litigation Related to the Metavante Merger
     During the second quarter of 2009, a putative class action complaint was filed by a purported Metavante shareholder against Metavante, its directors, certain officers, and FIS. The complaint alleges that the Metavante directors and officers breached fiduciary duties to the Metavante shareholders and that Metavante and FIS aided and abetted such breaches. The complaint sought to enjoin the proposed Merger transaction, preliminarily and permanently, and also sought unspecified money damages, attorneys’ fees, and class certification. An amended complaint was subsequently filed adding an additional plaintiff, but it is otherwise the same as the original complaint. The case is Lisa Repinski, et al v. Michael Hayford, et al , Milwaukee County Circuit Court Case No. 09CV5325. A second putative class action containing similar allegations was also filed in the second quarter of 2009 by another purported Metavante shareholder against Metavante and its directors and certain officers. This complaint sought to enjoin the Merger transaction, preliminarily and permanently, and also seeks unspecified money damages, attorneys’ fees, and class certification. The case is Samuel Beren v. Metavante Technologies, Inc. et al., Milwaukee County Circuit Court Case No. 09CV6315. The two cases were consolidated into a single action in the second quarter of 2009 as In re Metavante Technologies, Inc. Shareholder Litigation, No. 09CV5325. The parties signed a Memorandum of Understanding settling the litigation during the third quarter of 2009 that is subject to court approval. The settlement was not material to the Company. The parties have stayed all litigation and the court has executed a protective order to permit confirmatory discovery to take place. Initial court approval is anticipated in the fourth quarter of 2009. After preliminary approval, the class members will be notified and given an opportunity to opt-out of the settlement. After that, the parties will seek final approval of the settlement from the court.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
McCormick, April v. Certegy Payment Recovery Services, Inc., et al
     This is a putative class action filed in the U.S. District Court for the Northern District of Texas against Certegy Check Services, Inc. and Certegy Payment Recovery Services, Inc. during the first quarter of 2006. The complaint seeks damages and declaratory relief for breach of contract as well as alleged violations of the Fair Debt Collection Practices Act (“FDCPA”), Texas Debt Collections Act, and Texas Deceptive Trade Practices Act (“TDTPA”). The Plaintiff wrote a check to a retailer that was dishonored on presentment. The dishonored check was assigned to Certegy for recovery and collection of associated service charges. The Plaintiff contends that there was no authority to collect a $30 service charge on her bounced check, that the collection letters she received were misleading and that Certegy’s actions were oppressive. Point-of-sale signage indicated that a fee of $25 or the maximum allowed by law would be owed for any bounced check. In addition, the check was stamped at the point-of-sale with a similar statement that the plaintiff signed. The service charge statute in Texas allows a reasonable fee of up to $30 for bounced checks. The court dismissed multiple claims arising out of the FDCPA, including all claims based on alleged misrepresentations or oppressive conduct. The only FDCPA claim remaining is Plaintiff’s claim against Certegy Payment Recovery Services under Section 808. Certegy filed a motion to dismiss the state law claims and a motion for summary judgment as to all counts, arguing that Plaintiff expressly agreed to pay a service charge if her check bounced. The court dismissed the declaratory judgment claim and found that Certegy did not make false, deceptive or misleading representations under the TDTPA; however, the court declined to dismiss the remainder of the state law claims. The Plaintiff filed a motion for class certification, and in the first quarter of 2009 the court granted that motion with respect to the FDCPA claim against Certegy Payment Recovery Services, but denied it with respect to all other claims and against all other defendants. Certegy Payment Recovery Services appealed the decision to the 5th Circuit Court of Appeals. The matter was mediated during the second quarter of 2009 and a settlement agreement regarding all claims was signed and filed with the court for approval during the third quarter of 2009.
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
Searcy, Gladys v. eFunds Corporation
     This is a nationwide putative class action that was originally filed against eFunds Corporation and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff’s principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer’s file at the time of the request; (ii) the source of the information in the consumer’s file; and/or (iii) the names of any persons who requested information related to the consumer’s check writing history during the prior year. The Company answered the complaint and is vigorously defending the matter.
In re Lehman Bros. Holdings et al.
     This is an action filed against Metavante Corporation by Lehman Brothers Special Financing, Inc., as debtor and debtor in possession, together with Lehman Brothers Holding Inc. and its affiliated debtors (collectively, “Lehman”) in the U.S. Bankruptcy

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Court of the Southern District of New York during the second quarter of 2009. The action seeks performance under an interest rate swap agreement and enforcement of the automatic bankruptcy stay. Lehman alleges that Metavante owes through the third quarter of 2009: (a) reset payments totaling approximately $11.1 million; and (b) $0.7 million in default interest. The bankruptcy court ordered Metavante to make these payments, which Metavante appealed during the fourth quarter of 2009.
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
(7) Segment Information
     Summarized financial information for the Company’s segments is shown in the following tables.
     As of and for the three-month period ended September 30, 2009 (in millions):

	Financial	Payment	International	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Processing and services revenues	$278.2	$369.5	$203.5	$(0.5)	$850.7
Operating expenses	179.6	271.8	176.9	86.7	715.0

Operating income	$98.6	$97.7	$26.6	$(87.2)	135.7

Other income (expense) unallocated					(30.4)

Earnings from continuing operations					$105.3

Depreciation and amortization	$28.0	$10.6	$16.3	$39.4	$94.3

Capital expenditures	$18.3	$6.3	$18.0	$6.8	$49.4

Total assets	$2,873.8	$2,131.4	$1,494.6	$872.2	$7,372.0

Goodwill	$2,096.2	$1,676.9	$432.6	$—	$4,205.7

     As of and for the three-month period ended September 30, 2008 (in millions):

	Financial	Payment	International	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Processing and services revenues	$300.2	$389.1	$195.4	$(0.7)	$884.0
Operating expenses	199.9	295.2	183.1	86.0	764.2

Operating income	$100.3	$93.9	$12.3	$(86.7)	119.8

Other income (expense) unallocated					(46.8)

Earnings from continuing operations					$73.0

Depreciation and amortization	$28.5	$11.4	$15.0	$45.0	$99.9

Capital expenditures	$20.1	$8.2	$14.3	$5.6	$48.2

Total assets	$2,907.0	$2,099.4	$1,197.7	$1,174.2	$7,378.3

Goodwill	$2,109.0	$1,684.1	$426.1	$—	$4,219.2

     As of and for the nine-month period ended September 30, 2009 (in millions):

	Financial	Payment	International	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Processing and services revenues	$826.5	$1,114.2	$544.2	$(1.6)	$2,483.3
Operating expenses	563.6	838.0	492.5	254.2	2,148.3

Operating income	$262.9	$276.2	$51.7	$(255.8)	335.0

Other income (expense) unallocated					(86.2)

Earnings from continuing operations					$248.8

Depreciation and amortization	$85.1	$32.5	$44.1	$116.7	$278.4

Capital expenditures	$69.4	$21.2	$44.9	$10.1	$145.6

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the nine-month period ended September 30, 2008 (in millions):

	Financial	Payment	International	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Processing and services revenues	$861.4	$1,145.8	$579.1	$(2.3)	$2,584.0
Operating expenses	613.7	893.5	547.0	300.9	2,355.1

Operating income	$247.7	$252.3	$32.1	$(303.2)	228.9

Other income (expense) unallocated					(124.8)

Earnings from continuing operations					$104.1

Depreciation and amortization	$90.0	$35.6	$43.6	$131.9	$301.1

Capital expenditures	$62.7	$27.9	$79.9	$7.9	$178.4

     Brazil, Germany and the U.K. accounted for the majority of the revenues from non-U.S. based customers.
     Total assets at September 30, 2009 and 2008, exclude $58.5 million and $171.7 million, respectively, related to discontinued operations. Goodwill at September 30, 2008, excludes $12.3 million related to discontinued operations.
     Financial Solutions
     The Financial Solutions segment focuses on serving the processing needs of financial institutions, commercial lenders, finance companies and other businesses. The Company’s primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. The Company also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the Company’s financial institution customers and their clients. The Company offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. The Company also offers technology solutions, ranging in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures. Outsourced customer service teams, both onshore and offshore, are also provided.
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
     International Solutions
     The International Solutions segment offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company’s consolidated Brazilian card processing venture (see note 3). Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $472.2 million and $427.3 million at September 30, 2009 and 2008, respectively. These assets are predominantly located in Germany, Brazil, the U.K. and India.
     Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs that are not allocated to operating segments. These include costs related to human resources, finance, legal, accounting, domestic sales and marketing and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(8) Subsequent Events
     The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosure through November 5, 2009, the date these interim financial statements were issued, and has reflected or disclosed those items within the Condensed Consolidated Financial Statements as deemed appropriate.
     Metavante Merger
     On October 1, 2009, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of March 31, 2009, by and among FIS, Merger Sub, and Metavante, Metavante merged with and into Merger Sub, with Merger Sub continuing as the surviving company and a wholly owned subsidiary of FIS in a tax-free reorganization. As a result of the Merger, each outstanding share of Metavante common stock was converted into the right to receive 1.35 shares (the “Exchange Ratio”) or approximately 164.1 million shares of FIS common stock . In addition, outstanding Metavante stock options and other stock-based awards (other than performance shares) converted into stock options and other stock-based awards with respect to shares of FIS common stock, with adjustments in the number of shares and exercise price (in the case of stock options) to reflect the Exchange Ratio. Each outstanding Metavante performance share was assumed by FIS and converted into the right to receive restricted shares of FIS common stock (with adjustments to reflect the Exchange Ratio) and an amount in cash.
     Metavante’s wholly owned operating subsidiary, Metavante Corporation (“Metavante Corp”), delivers banking and payments technologies to approximately 8,000 financial services firms and businesses worldwide. Metavante products and services drive account processing for deposit, loan and trust systems, image-based and conventional check processing, electronic funds transfer, consumer healthcare payments, electronic presentment and payment transactions, outsourcing, and payment network solutions including the NYCE® Payment Network, an ATM/PIN debit network.
     The combined company is positioned to provide a comprehensive range of integrated solutions to its customers, and has greater geographic reach than any other provider in the industry, which will enhance service to the combined company’s customers.
     The following pro forma information presents the results as though FIS and Metavante had combined at the beginning of each respective annual reporting period (in millions):

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
Pro forma processing and services revenues	$1,255.6	$1,287.9	$3,715.3	$3,796.3
Pro forma net earnings	80.4	48.4	204.4	203.4
     These are preliminary estimates and are subject to adjustment as the Company completes its valuation process.
     In connection with the merger, the vesting of certain stock-based awards granted under the existing FIS stock award plans accelerated pursuant to the terms applicable to those grants. The charge to compensation expense relating to those grants is approximately $30.0 million and will be recorded in the 2009 fourth quarter.
     Investment Agreement
     On October 1, 2009, pursuant to an investment agreement with Thomas H. Lee Partners, L.P. (“THL”) and FNF dated as of March 31, 2009, FIS issued and sold (a) to THL in a private placement 12.9 million shares of FIS common stock for an aggregate purchase price of approximately $200 million and (b) to FNF in a private placement 3.2 million shares of FIS common stock for an aggregate purchase price of approximately $50 million. Pursuant to the terms of the investment agreement, FIS paid each of THL and FNF a transaction fee equal to 3% of their respective investments.
     Pursuant to the terms of the investment agreement and contingent upon THL maintaining certain ownership levels in FIS common stock, THL has the right to designate one member to the Company’s board of directors. The investment agreement also provides that neither THL nor FNF may transfer the shares purchased in the investments, subject to limited exceptions, for 180 days after the closing.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Long-Term Debt
     On October 1, 2009, FIS entered into the following financing arrangements in connection with the Metavante Merger:
(i)	pursuant to that certain debt exchange and joinder agreement dated as of October 1, 2009 (the “Debt Exchange and Joinder Agreement”), by and among FIS, Merger Sub, Metavante Corp, FIS, as loan purchaser, the joinder lenders listed therein, JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent under the FIS Credit Agreement (as defined below) and JPMorgan Chase Bank, N.A., as administrative agent under the Metavante Credit Agreement (as defined below) the following actions were taken:
(a)	FIS created an additional tranche of term loans under that certain credit agreement dated as of January 18, 2007 by and among FIS, the designated borrowers from time to time party thereto, JPMCB as administrative agent, swing line lender and letter of credit issuer, Bank of America, as swing line lender, and the lenders party thereto from time to time (as amended and supplemented through October 1, 2009, including by the Debt Exchange and Joinder Agreement, the “FIS Credit Agreement”) in an aggregate amount of $500.0 million (the “FIS Tranche C Term Loan”);

(b)	certain lenders under that certain credit agreement dated as of November 1, 2007 by and among Metavante Corp, as borrower, Metavante, JPMCB, as administrative agent, Lehman Commercial Paper Inc., and Baird Financial Corporation, as documentation agents, Morgan Stanley Senior Funding Inc., as syndication agent, and the lenders party thereto from time to time (as amended through October 1, 2009, including by that certain amendment no. 1 to credit agreement dated April 30, 2009, the “Metavante Credit Agreement”), holding $500.0 million of the term loans outstanding thereunder exchanged such amount of such term loans for the FIS Tranche C Term Loan (and such amount of term loans under the Metavante Credit Agreement were deemed to be contemporaneously cancelled);

(c)	FIS purchased at par in cash an aggregate principal amount of $423.8 million of the remaining term loans held by certain of the lenders under the Metavante Credit Agreement, which loans were deemed to be contemporaneously cancelled (on October 1, 2009, after giving effect to the $500.0 million debt exchange described in the immediately preceding clause (b) and after giving effect to the purchase of the term loans described in this clause (c), an aggregate principal amount of $800.0 million of term loans remained outstanding under the Metavante Credit Agreement);

(d)	FIS and substantially all of its direct and indirect domestic subsidiaries (other than FIS SPV (as defined below)) guaranteed the obligations of Metavante Corp under the Metavante Credit Agreement; and

(e)	Merger Sub and substantially all of its direct and indirect domestic subsidiaries (other than Metavante Corp) guaranteed the obligations of FIS under the FIS Credit Agreement; and
(ii)	pursuant to that certain receivables purchase agreement dated as of October 1, 2009 by and among FIS Receivables SPV, LLC (“FIS SPV”), FIS, as servicer, Fidelity Information Services, Inc., Fidelity National Card Services, Inc., eFunds Corporation and Intercept, Inc., as the initial receivables administrators, the banks and other financial institutions party thereto, as purchasers, and JPMCB, as agent for the purchasers (the “FIS Receivables Purchase Agreement”), FIS SPV obtained an accounts receivable securitization facility providing up to $145.0 million in capital funding on October 1, 2009. FIS and substantially all of its direct and indirect domestic subsidiaries have guaranteed the obligations of FIS SPV under the FIS Receivables Purchase Agreement.
     The Tranche C Term Loan will mature on January 18, 2012 and bears interest at a per annum rate chosen by FIS from time to time equal to either: (i) 4.25% plus adjusted LIBOR; or (ii) 3.25% plus the greater of (a) the prime interest rate announced by JPMCB or (b) the federal funds effective rate plus 0.5%. The principal balance of the Tranche C Term Loan is repayable as follows: (i) a single quarterly installment of $7.5 million is due on December 31, 2009; (ii) quarterly installments of $10.0 million each are due commencing on March 31, 2010 and continuing on the last day of each calendar quarter thereafter through and including September 30, 2011; and (iii) a final payment of all remaining outstanding principal thereunder is due on January 18, 2012. The FIS Credit Agreement (including the Tranche C Term Loan) remains subject to customary affirmative, negative and financial covenants included in the FIS Credit Agreement, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default under the FIS Credit Agreement, JPMCB, as administrative agent, can accelerate the maturity of all amounts borrowed under the FIS Credit Agreement (including the Tranche C Term Loan). Events of default include the failure to pay principal and interest in a timely manner and breach of certain covenants.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The accounts receivable securitization facility (“AR Facility”) made available pursuant to the FIS Receivables Purchase Agreement provides that FIS and certain of its wholly owned direct or indirect domestic subsidiaries (collectively with FIS, the “Originators”) will sell all of their now existing and hereafter created accounts receivable to FIS SPV, which will then sell all of such accounts receivable to the purchasers under the FIS Receivables Purchase Agreement in consideration of capital paid by the purchasers in an aggregate amount not to exceed $145.0 million at any time (provided, however, that, if FIS obtains additional commitments from new or existing purchasers, the aggregate amount may be increased by up to an additional $55.0 million, to an overall aggregate capital amount of $200.0 million). The accounts receivable securitization facility will terminate on November 1, 2013, and will accrue yield to the purchasers on outstanding capital at a per annum rate chosen by FIS from time to time equal to either: (i) 3.25% plus adjusted LIBOR; or (ii) 2.25% plus the greater of (a) the prime interest rate announced by JPMCB and (b) the federal funds effective rate plus 0.5%. On November 1, 2013, FIS SPV is required to repurchase from the purchasers under the FIS Receivables Purchase Agreement all outstanding accounts receivable that were sold to the purchasers but have not been collected, for an aggregate purchase price equal to the then outstanding balance of the purchasers’ capital, plus any accrued but unpaid yield thereon. The FIS Receivables Purchase Agreement is subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of termination under the FIS Receivables Purchase Agreement, JPMCB, as agent for the purchasers, can require FIS SPV to repurchase all outstanding accounts receivable that were sold to the purchasers but have not been collected, for an aggregate purchase price equal to the then outstanding balance of the purchasers’ capital, plus any accrued but unpaid yield thereon. Events of termination include the failure to make any payment required under the FIS Receivables Purchase Agreement in a timely manner and breach of certain covenants.
     FIS subsequently repaid $200 million of the Tranche C Term Loan.
     As a result of the items noted above, the Company’s long-term debt consisted of the following at October 31, 2009 (in millions):

October 31,
2009
Term Loan A	$1,916.3
Metavante Credit Agreement	800.0
Tranche C Term Loan	300.0
Revolving Loan	329.5
AR Facility	—
Other	26.2

3,372.0
Less current portion	(203.9)

Long-term debt, excluding current portion	$3,168.1

     On October 1, 2009, the Company terminated the $1,000.0 million swap scheduled to expire on October 11, 2009. Two new swaps with a total combined notional value of $700.0 million were entered into in mid October 2009 that have been designated as cash flow hedges. In conjunction with the Merger, FIS acquired interest rate swaps held by Metavante with a total notional value of $1,700.0 million. Of this total, $900.0 million have been terminated, with the balance of $800.0 million designated as cash flow hedges. As a result of the above transactions, the Company’s interest rate swap position at October 31, 2009 is as follows:

				Bank Pays	FIS pays
Effective Date	Expiration Date	Notional Amount		Variable Rate of	Fixed Rate of
December 11, 2007	December 11, 2009	$250.0		1 Month LIBOR (4)	3.80% (5)
April 11, 2007	April 11, 2010	850.0		1 Month LIBOR (4)	4.92% (5)
October 20, 2009	April 20, 2011	400.0		1 Month LIBOR (4)	0.99% (5)
October 20, 2009	April 20, 2011	300.0		1 Month LIBOR (4)	0.99% (5)
February 1, 2008	February 1, 2012	600.0	(1)	3 Month LIBOR (2)	3.87% (3)
February 1, 2008	February 1, 2012	200.0		3 Month LIBOR (2)	3.44% (3)

		$2,600.0

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(1)	Notional value amortizes to $400.0 million on February 1, 2010 and $200.0 million on February 1, 2011

(2)	0.48% in effect at October 31, 2009.

(3)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin of 325 basis points.

(4)	0.24% – 0.25% in effect at October 31, 2009.

(5)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin to our bank lenders on the Term Loan A of 1.00% and the Revolving Loan of 0.80% (plus a facility fee of 0.20%).
Agreement to Sell ClearPar
     On October 29, 2009, the Company entered into an agreement to sell its ClearPar automated syndicated loan trade settlement business to Markit Group Holdings Limited (“Markit”), a financial information services company. The estimated financial impact of the deal will not be material to our consolidated financial position or results of operations. The transaction is expected to close in the fourth quarter of 2009.

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we”, the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. The risks and uncertainties that forward-looking statements are subject to include, without limitation: changes in general economic, business and political conditions, including changes in the financial markets; the effect of governmental regulations; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries or due to financial failures suffered by firms in those industries; failures to adapt our services to changes in technology or in the marketplace; the failure to achieve some or all of the benefits that we expect from the acquisition of Metavante, including the possibility that our acquisition of Metavante may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; competitive pressures on product pricing and services; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K, as amended by Form 10-K/A, and other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available at the time the document was filed. FIS assumes no obligation to update any forward-looking statement.
     Overview
     We are one of the largest global providers of processing services to financial institutions and businesses, serving customers in over 90 countries throughout the world. We are among the market leaders in core processing and transaction processing services. We offer a diversified service mix, and benefit from the opportunity to cross-sell multiple services across our broad customer base. We have four reporting segments: Financial Solutions, Payment Solutions, International Solutions and Corporate and Other. A description of these segments is included in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
Business Trends and Conditions
     Approximately 89% of our revenue is derived from multiyear agreements and is considered recurring. The condition of the overall economy can affect our revenue growth in a number of areas. A significant portion of our revenue is derived from transaction processing fees. As a result, lower deposit and card transactions associated with reduced consumer and commercial activity will adversely impact revenue. In addition, sales of software licenses and professional services, which represent approximately 11% of our revenue, can be regarded as discretionary spending by our customers and may contract when their capital budgets tighten. In light of the challenging revenue environment, we are seeking to manage our costs and capital expenditures prudently. We reduced both domestic headcount and capital expenditures in 2009 from 2008 levels.
     We completed the Metavante Merger on October 1, 2009. The combined Company is positioned to provide a comprehensive range of integrated solutions to its customers, and has greater geographic reach than any other provider in the industry, which will enhance service to the combined company’s customers. Management expects to realize cost and revenue synergies over the next twenty-four months.
     As the payment market continues to evolve from paper-based to electronic, we continue to add new services responsive to this trend. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. In recent years, we have added a variety of stored-value card types, Internet banking, and electronic bill presentment/payment services, as well as a number of card enhancement and loyalty/reward programs. The common goal of these offerings continues to be convenience and security for the consumer coupled with value to the financial institution. At the same time, the use of checks continues to decline as a percentage of total point-of-sale payments, which negatively impacts our check warranty and item-processing business.

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
     Consolidation within the banking industry may be beneficial or detrimental to our businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. We seek to mitigate the risks of consolidations by offering other competitive services, to take advantage of specific opportunities at the surviving company.
     We believe that we are in the midst of one of the most difficult times that has ever existed for financial institutions, retailers and other businesses in the United States and internationally. We expect there to be a significant number of bank failures in the next few years, which may be offset to a degree by somewhat decreased bank acquisition activity, which traditionally occurs in the banking sector. To date bank failures and forced government actions that have occurred have not been significant to our revenues, however, continuing or escalating bank failures and forced government actions could negatively impact our business. This exposure may be mitigated by incremental revenues we may generate from license fees or services associated with assisting surviving institutions with integrating acquired assets resulting from financial failures.
     While we believe that we are well positioned to withstand the current financial crisis, there are factors outside our control that might impact our operating results that we may not be able to fully anticipate as to timing and severity, including but not limited to adverse effects if banks are nationalized, or if global economic conditions worsen, causing further slowdowns in consumer spending and lending. Further, there could be an impact on our ability to access capital should any of our lenders fail.
     Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Form 10-K was filed on February 27, 2009, as amended by our Form 10-K/A filed on March 10, 2009.
     Transactions with Related Parties
     See Note 3 to the Notes to Condensed Consolidated Financial Statement for a detailed description of transactions with related parties including a description of possible changes affecting our Brazilian joint venture..
     Discontinued Operations
     See Note 2 to the Notes to Condensed Consolidated Financial Statements for a detailed description of discontinued operations.
     Factors Affecting Comparability
     As a result of the LPS spin-off transaction described in Note 2 to the Notes to Condensed Consolidated Financial Statements, the results of operations in the periods covered by the Condensed Consolidated Financial Statements may not be directly comparable.

Comparisons of three-and nine-month periods ended September 30, 2009 and 2008
Condensed Consolidated Results of Operations
(in millions, except per share amounts)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Processing and services revenues	$850.7	$884.0	$2,483.3	$2,584.0
Cost of revenues	600.5	661.8	1,800.4	1,984.5

Gross profit	250.2	222.2	682.9	599.5

Selling, general, and administrative expenses	92.2	79.9	281.5	308.9
Research and development costs	22.3	22.5	66.4	61.7

Operating income	135.7	119.8	335.0	228.9

Other income (expense):
Interest income	1.4	1.0	2.7	5.3
Interest expense	(33.2)	(47.7)	(97.0)	(130.1)
Other income (expense)	1.4	(0.1)	8.1	—

Total other income (expense )	(30.4)	(46.8)	(86.2)	(124.8)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entities	105.3	73.0	248.8	104.1
Provision for income taxes	36.3	27.0	85.8	33.6
Equity in losses of unconsolidated entities	—	—	—	(0.2)

Earnings from continuing operations, net of tax	69.0	46.0	163.0	70.3
Earnings (losses) from discontinued operations, net of tax	—	0.4	(1.7)	119.2

Net earnings	69.0	46.4	161.3	189.5
Net earnings (losses) attributable to noncontrolling interest	(1.4)	(2.8)	(1.5)	(3.5)

Net earnings attributable to FIS	$67.6	$43.6	$159.8	$186.0

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.35	$0.23	$0.85	$0.35
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	(0.01)	0.62

Net earnings per share — basic attributable to FIS common stockholders	$0.35	$0.23	$0.84	$0.97

Weighted average shares outstanding — basic	191.1	189.5	190.5	192.2

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.35	$0.23	$0.84	$0.35
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	(0.01)	0.61

Net earnings per share — diluted attributable to FIS common stockholders	$0.35	$0.23	$0.83	$0.96

Weighted average shares outstanding — diluted	194.6	191.8	193.0	194.3

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$67.6	$43.2	$161.5	$67.4
Earnings (losses) from discontinued operations, net of tax	—	0.4	(1.7)	118.6

Net earnings attributable to FIS	$67.6	$43.6	$159.8	$186.0

     Processing and Services Revenues
     Processing and services revenues totaled $850.7 million and $884.0 million for the three-month periods and $2,483.3 million and $2,584.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The decrease in revenue of $33.3 million, or 3.8% during the three-month period and $100.7 million or 3.9% during the nine-month period ended September 30, 2009, as compared to the 2008 periods is partially attributable to the impact of unfavorable foreign currency translations resulting from a strengthening of the U.S. dollar. The decrease in revenue for the three-month periods was also impacted by particularly strong software license, interchange and card marketing revenue in the 2008 three-month period.

     Cost of Revenues
     Cost of revenues totaled $600.5 million and $661.8 million for the three-month periods and $1,800.4 million and $1,984.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively, resulting in gross profit of $250.2 million and $222.2 million for the three-month periods and $682.9 million and $599.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Gross profit as a percentage of revenues (“gross margin”) was 29.4% and 25.1% in the three-month periods and 27.5% and 23.2% in the nine-month periods ended September 30, 2009 and 2008, respectively. The decrease in cost of revenues of $61.3 million in the three-month period and $184.1 million in the nine-month period ended September 30, 2009, as compared to the 2008 periods is primarily attributable to foreign currency adjustments resulting from a strengthening of the U.S. dollar and the decrease in revenue across our three operating segments. The increase in gross margin of 430 basis points in the three-month and nine-month periods ended September 30, 2009 over the 2008 periods was primarily driven by cost reduction activities and improved operating efficiency.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $92.2 million and $79.9 million for the three-month periods and $281.5 million and $308.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase of $12.3 million in the three-month period as compared to 2008 is primarily due to merger related costs associated with the Metavante acquisition. The decrease of $27.4 million in the nine-month period ended September 30, 2009, as compared to 2008 is primarily due to merger related costs incurred in the prior year related to integration of the 2007 eFunds acquisition and restructuring activities related to the LPS spin-off. The 2008 nine-month period included stock-based compensation charges of $14.1 million related to the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition and $2.6 million of acceleration charges related to terminations. In addition to the acceleration of stock compensation, the nine-month period ended September 30, 2008 included $13.6 million in other integration and restructuring costs and $18.0 million for administrative costs associated with LPS that did not qualify for discontinued operations treatment. These amounts are partially offset by costs of $14.8 million incurred in the 2009 period related to the Metavante Merger.
     Research and Development Costs
     Research and development costs totaled $22.3 million and $22.5 million for the three-month periods and $66.4 million and $61.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase in research and development costs for the nine-month period ended September 30, 2009, as compared to the 2008 period results from the nature and progression of the projects underway in the respective periods.
     Operating Income
     Operating income totaled $135.7 million and $119.8 million for the three-month periods and $335.0 million and $228.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Operating income as a percentage of revenue (“operating margin”) was 16.0% and 13.6% in the three-month periods and 13.5% and 8.9% in the nine-month periods ended September 30, 2009 and 2008, respectively. The increase in operating margin for the 2009 periods as compared to the 2008 periods is attributable to the decreased stock compensation costs, restructuring and integration charges, and charges associated with the LPS spin-off noted previously and the impact of cost-containment activities, improved operating efficiency and synergies achieved in anticipation of the Metavante Merger.
     Interest Expense
     Interest expense totaled $33.2 million and $47.7 million for the three-month periods and $97.0 million and $130.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The decrease of $14.5 million in the three-month period ended September 30, 2009 is related to the 2008 write-off of $12.4 million in capitalized debt issue costs associated with the Term Loan B retired in conjunction with the spin-off of LPS, a reduction in our overall debt balance and a lower interest rate on the floating portion of our debt. The $33.1 million reduction in the nine-month period ended September 30, 2009 results from a reduction in our overall debt balance combined with a $9.3 million make-whole premium in 2008 on the redemption of the eFunds Notes, the $12.4 million write-off of debt issue costs, a reduction in our overall debt balance and lower interest rate on floating portion of our debt.

     Provision for Income Taxes
     Income tax expense from continuing operations totaled $36.3 million and $27.0 million for the three-month periods and $85.8 million and $33.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively. This resulted in an effective tax rate on continuing operations of 34.5% for the three-month and nine-month periods ended September 30, 2009 and 37.0% and 32.3% for the three-month and nine-month periods ended September 30, 2008, respectively. The increase in tax expense for the 2009 periods as compared to the 2008 periods is attributable to increased operating income in the 2009 periods. The net change in the 2009 periods overall effective tax rate is primarily related to the impact of the LPS spin-off in the 2008 periods.
     Net Earnings from Continuing Operations Attributable to FIS Common Stockholders
     Net earnings from continuing operations attributable to FIS common stockholders totaled $67.6 million and $43.2 million for the three-month periods ended September 30, 2009 and 2008, respectively, or $0.35 and $0.23 per diluted share, respectively, due to the factors described above. Net earnings from continuing operations attributable to FIS common stockholders totaled $161.5 million and $67.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively, or $0.84 and $0.35 per diluted share, respectively, due to the factors described above.
Segment Results of Operations
Financial Solutions
(in millions)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Processing and services revenues	$278.2	$300.2	$826.5	$861.4

Operating income	$98.6	$100.3	$262.9	$247.7

     Revenues for the Financial Solutions segment totaled $278.2 million and $300.2 million for the three-month periods and $826.5 million and $861.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The overall segment decrease of $22.0 million and $34.9 million in the three-month and nine-month periods ended September 30, 2009, respectively, as compared to the 2008 periods resulted primarily from lower software license and professional services revenue.
     Operating income for the Financial Solutions segment totaled $98.6 million and $100.3 million for the three-month periods and $262.9 million and $247.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Operating margin was approximately 35.4% and 33.4% for the three-month periods and 31.8% and 28.8% for the nine-month periods ended September 30, 2009 and 2008, respectively. The increased operating margins in the three-month and nine-month periods ended September 30, 2009 as compared to the 2008 periods primarily resulted from current year targeted cost reductions and in the nine-month period included the impact of $10.3 million in severance and integration related costs incurred in 2008.
Payment Solutions
(in millions)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Processing and services revenues	$369.5	$389.1	$1,114.2	$1,145.8

Operating income	$97.7	$93.9	$276.2	$252.3

     Revenues for the Payment Solutions segment totaled $369.5 million and $389.1 million for the three-month periods and $1,114.2 million and $1,145.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The overall segment decrease of $19.6 million and $31.6 million in the three-month and nine-month periods ended September 30, 2009, respectively, as compared to the 2008 periods resulted primarily from declines in the Company’s retail check guarantee business, item processing services and lower transaction volumes. The 2008 periods also included a nonrecurring interchange revenue adjustment that increased revenue by $5.6 million and card marketing revenues of $4.7 million.

     Operating income for the Payment Solutions segment totaled $97.7 million and $93.9 million for the three-month periods and $276.2 million and $252.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Operating margin was approximately 26.4% and 24.1% for the three-month periods and 24.8% and 22.0% for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase in the 2009 periods as compared to the 2008 periods primarily resulted from increased operating efficiencies and targeted cost reductions.
International Solutions
(in millions)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Processing and services revenues	$203.5	$195.4	$544.2	$579.1

Operating income	$26.6	$12.3	$51.7	$32.1

     Revenues for the International Solutions segment totaled $203.5 million and $195.4 million for the three-month periods and $544.2 million and $579.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The overall segment increase of $8.1 million in the three-month period ended September 30, 2009 as compared to the 2008 period primarily related to an increase in core processing revenue driven by strong services revenue and volumes in the Asia Pacific and EMEA regions and payments revenue driven by organic growth across all regions, partially offset by unfavorable currency effects of $16.8 million. The overall decrease of $34.9 million in the nine-month period ended September 30, 2009, as compared to the 2008 period resulted primarily from unfavorable currency effects of $82.9 million. Excluding the impact of unfavorable foreign currency, total International Solutions segment revenue increased 8.3% for the nine-month period ended September 30, 2009, driven by growth in core processing in the Asia Pacific and EMEA regions and payments revenue growth across all regions.
     Operating income for the International Solutions segment totaled $26.6 million and $12.3 million for the three-month periods and $51.7 million and $32.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Operating margin was approximately 13.1% and 6.3% for the three-month periods and 9.5% and 5.5% for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase in the 2009 periods as compared to the 2008 periods primarily resulted from improved scale and efficiencies within operations.
     Corporate and Other
     The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $87.2 million and $86.7 million for the three-month periods and $255.8 million and $303.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The overall Corporate and Other decrease of $47.4 million for the nine-month period ended September 30, 2009, as compared to the 2008 period is primarily due to merger related costs incurred in the prior year related to integration of the 2007 eFunds acquisition and restructuring activities related to the LPS spin-off. The 2008 nine-month period also included stock-based compensation charges of $14.1 million related to the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition and $2.6 million of acceleration charges related to terminations. In addition to the acceleration of stock compensation, the nine-month period ended September 30, 2008 included $13.6 million in other integration and restructuring costs and $18.0 million for administrative costs associated with LPS that did not qualify for discontinued operations treatment. These amounts are partially offset by costs of $14.8 million incurred in the 2009 period related to the Metavante Merger.
     In addition to these factors, amortization of purchase accounting related intangibles declined $6.3 million and $19.0 million, respectively, for the three-month and nine-month periods ended September 30, 2009 as compared to the prior year periods due to accelerated amortization in the earlier years following an acquisition.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At September 30, 2009, we had cash on hand of $205.6 million and debt of approximately $2,143.7 million, including the current portion. Of the $205.6 million cash on hand, approximately $161.2 million is held by our operations in foreign jurisdictions. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt. The merger with Metavante is not expected to have a significant immediate impact on cash operating requirements.
     We currently pay a $0.05 per common share dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on September 30, 2009 to shareholders of record as of the close of business on September 16, 2009.
     Cash Flows from Operations
     Cash flows from operations were $505.0 million and $398.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Cash flows from operations in 2008 include cash flows from LPS of $136.7 million. Excluding the impact of LPS in 2008, cash flows from operations increased by $243.0 million due to higher earnings and better working capital management during the nine-month period ended September 30, 2009.
     Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $145.6 million and $203.8 million on capital expenditures during the nine-month periods ended September 30, 2009 and 2008, including approximately $25.4 million during the 2008 period related to discontinued operations including LPS prior to the spin-off. We do not expect the Metavante Merger to impact our capital expenditure spending estimates of approximately 5% to 7% of 2009 revenue.
     Financing
     On January 18, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, Bank of America, N.A., as Swing Line Lender, and other financial institutions party thereto (the “FIS Credit Agreement”). The FIS Credit Agreement, which became secured as of September 12, 2007, provides for a committed $2.1 billion five-year term facility denominated in U.S. Dollars (the “Term Loan A”) and a committed $900 million revolving credit facility (the “Revolving Loan”) with a sublimit of $250 million for letters of credit and a sublimit of $250 million for swing line loans, maturing on the fifth anniversary of the closing date, January 18, 2012 (the “Maturity Date”). On July 30, 2007, we, along with the requisite lenders, executed an amendment to the existing FIS Credit Agreement to facilitate our acquisition of eFunds. The amendment permitted the issuance of up to $2.1 billion in additional loans. The amendment became effective September 12, 2007. On September 12, 2007, we entered into a joinder agreement to obtain a secured $1.6 billion tranche of term loans denominated in U.S. Dollars (the “Term Loan B”) under the FIS Credit Agreement, utilizing $1.6 billion of the $2.1 billion uncommitted incremental loan amount. The Term Loan B proceeds were used to finance the eFunds Acquisition, and pay related fees and expenses. On July 2, 2008, we completed the spin-off of our former Lender Processing Services segment into a separate publicly traded company, Lender Processing Services, Inc., referred to as LPS. In conjunction with the LPS spin-off, we immediately retired the outstanding $1,585.0 million principal balance of the Term Loan B. The $12.4 million remaining balance of Term Loan B debt issuance costs were written-off during July 2008 in conjunction with the LPS spin-off and retirement of the Term Loan B. Debt issuance costs relating to Term Loan A and Revolving Loan of $6.6 million are capitalized as of September 30, 2009.
     As of September 30, 2009, the Term Loan A balance was $1,916.3 million and a total of $201.2 million was outstanding under the Revolving Loan. The obligations under the FIS Credit Agreement have been jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, we and certain subsidiary guarantors pledged certain equity interests in other entities (including certain of our direct and indirect subsidiaries) as collateral security for the obligations under the credit facility and the guarantee.

     We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A in scheduled installments of: (a) $26.3 million per quarter through December 31, 2009; and (b) $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of approximately $1.5 billion payable on the Maturity Date.
     In addition to the scheduled principal payments, the Term Loan is (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended September 30, 2009. Voluntary prepayment of the Loan is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on the Maturity Date.
     The outstanding balance on the Loans bears interest at a floating rate. As of September 30, 2009, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (see Item 3).
     The FIS Credit Agreement contains affirmative, negative and financial covenants and events of default, that, in each case, are customary for financings of this type, as further described in Note 8 to the Notes to Condensed Consolidated Financial Statements. Upon an event of default, the Administrative Agent can accelerate the maturity of the Loans. We were in compliance with all covenants related to the FIS Credit Agreement at September 30, 2009.
     As of September 30, 2009, one financial institution that was a party to our credit facility had failed, thereby reducing the amount available to us under our credit facility by an immaterial amount. No other financial institutions that are a party to our credit facility or our interest rate swap agreements have failed to date. We continue to monitor the financial stability of our counterparties on an ongoing basis. The lenders under our credit facility are a diversified set of financial institutions both domestic and international. Concentration has increased due to recent consolidation with the top 10 lenders thereunder having about 60% of the overall facility. The loss of any single participant would not adversely impact our ability to fund operations. The revolving facility is bifurcated into two tranches each with a distinct group of lenders and we retain capacity under both tranches. If the single largest lender were to default under the terms of the credit facility, the maximum loss of liquidity on the undrawn portion of the revolver would be about $93.0 million.
     See Note 8 to the Notes to Condensed Consolidated Financial Statements for changes to long-term debt subsequent to September 30, 2009.
Contractual Obligations
     As of September 30, 2009, our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 27, 2009, and as amended by our Form 10-K/A filed on March 10, 2009. Additional contractual obligations resulting from the Metavante Merger will be reflected in our annual report on Form 10-K for the year ended December 31, 2009.
Off-Balance Sheet Arrangements
     FIS does not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. All business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. In April 2009, the FASB amended and clarified the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, the existing guidance for contingencies and other authoritative literature should be followed. This new guidance is effective for periods beginning on or after December 15, 2008, and will apply to business combinations occurring after the effective date. The Company will apply the provisions to the Metavante combination and all other business combinations subsequent to December 31, 2008.

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
     In August 2009, the FASB issued guidance to amend Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. The update addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The guidance prescribes using the quoted price in an active market for an identical liability when traded as an asset to assign a fair value to debt. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all required fair-value measurements of liabilities. No new fair-value measurements are required by the standard. The Company’s methodology for assessing and reporting the fair value of outstanding debt is consistent with that prescribed by this guidance.
     In September 2009, the FASB amended ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) of standalone selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of this new guidance. Additional disclosure will be required about multiple-element revenue arrangements, as well as qualitative and quantitative disclosure about the effect of the change. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a fiscal year or applied retrospectively to the beginning of a fiscal year. Management is evaluating the impact of this new guidance on the Company’s financial position and results of operations.
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

     As of September 30, 2009, we are paying interest on our Revolving Loan at LIBOR plus 0.80% and on our Term Loan A at LIBOR plus 1.00%. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we calculate the impact of our interest rate swaps, by $0.4 million (based on principal amounts outstanding at September 30, 2009). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2009, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2009 and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loan A outstanding as of September 30, 2008, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual debt service, after we calculate the impact of our interest rate swaps, by $5.3 million.
     As of September 30, 2009, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

			Bank Pays	FIS pays
Effective Date	Expiration Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
October 11, 2007	October 11, 2009	$1,000.0	1 Month Libor	4.73%
December 11, 2007	December 11, 2009	250.0	1 Month Libor	3.80%
April 11, 2007	April 11, 2010	850.0	1 Month Libor	4.92%

		$2,100.0

(1)	0.25% in effect at September 30, 2009 under the agreements.

(2)	In addition to the fixed rates paid under the swaps, we pay an applicable margin to our bank lenders on the Term Loan A of 1.00% and the Revolving Loan of 0.80% (plus a facility fee of 0.20%) as of September 30, 2009.
     See Note 8 to the Notes to Condensed Consolidated Financial Statements for changes to our interest rate swaps subsequent to September 30, 2009.
     Foreign Currency Risk
     Our exposure to foreign currency exchange risks arises from our non-U.S. operations generally, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than U.S. dollars. Our international operations generated approximately $203.5 million and $544.2 million in revenues during the three-month and nine-month periods ended September 30, 2009, of which approximately $164.5 million and $440.0 million, respectively, were denominated in currencies other than the U.S. dollar. The major currencies that we are exposed to are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have had the following effects on our reported revenues for the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions):

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
Currency	2009	2008	2009	2008
Real	$7.9	$7.5	$19.6	$20.1
Euro	4.8	4.9	14.1	14.8
Pound Sterling	1.5	2.0	4.5	7.0

Total Impact	$14.2	$14.4	$38.2	$41.9

     The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
     We do not have an established currency hedging policy or procedure to manage foreign exchange rate risk at this time. Our international operations’ revenues and expenses are generally denominated in local currency which limits the economic exposure to foreign exchange risk in those jurisdictions. As our international operations grow, we will evaluate the need to implement foreign exchange rate risk management policies, and we are currently analyzing our operations and related foreign currency risk. If a policy were established to manage foreign exchange rate risk, we would consider hedging both fair value and cash flow exposures using derivatives such as foreign currency forward contracts, collars and other types of option contracts to minimize foreign exchange rate risk.

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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion of Litigation in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors.
Other than as described in Business Trends and below, there have been no material changes in the Risk Factors described in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2008.
We may fail to realize the anticipated cost savings and other financial benefits of the Metavante Merger on the anticipated schedule, if at all.
     To achieve planned financial benefits of the Metavante Merger, FIS will need to successfully integrate Metavante’s operations into its own in a timely and efficient manner and will need to execute transitional matters successfully, including integrating new members of management and the retention of key personnel. Achieving the anticipated cost savings and financial benefits of the merger will depend in part upon whether FIS integrates Metavante’s businesses in an efficient and effective manner. There can be no assurance that FIS will be able to accomplish this integration process smoothly or successfully. In addition, the integration of certain operations following the merger will require the dedication of significant management resources, which will compete for management’s attention with its efforts to manage the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of FIS common stock.
Item 4. Submission of Matters to a Vote of Security Holders
     The Special Meeting of Stockholders was held on September 4, 2009. The results of matters submitted to a vote were as follows:
     The proposal to approve the issuance of shares of FIS common stock as contemplated by the Agreement and Plan of Merger, dated as of March 31, 2009, by and among FIS, Cars Holdings, LLC, and Metavante Technologies, Inc., as such agreement may be amended from time to time received the following votes:

	Votes	Percentage
Shares Voted “For”	154,707,960	98.18%
Shares Voted “Against”	1,357,479	0.86%
Shares Voted “Abstain”	1,497,719	0.95%

     The proposal to approve the issuance of 12,861,736 shares of FIS common stock to be purchased by affiliates of Thomas H. Lee Partners, L.P. as contemplated by the Investment Agreement, dated as of March 31, 2009, by and between FIS and the investors named therein, as such agreement may be amended from time to time received the following votes:

	Votes	Percentage
Shares Voted “For”	150,513,391	95.52%
Shares Voted “Against”	5,537,982	3.51%
Shares Voted “Abstain”	1,511,785	0.95%
     The proposal to approve the issuance of 3,215,434 shares of FIS common stock to be purchased by Fidelity National Financial, Inc. as contemplated by the Investment Agreement, dated as of March 31, 2009, by and between FIS and the investors named therein, as such agreement may be amended from time to time received the following votes:

	Votes	Percentage
Shares Voted “For”	150,547,462	95.54%
Shares Voted “Against”	5,527,972	3.50%
Shares Voted “Abstain”	1,487,724	0.94%
     The proposal to approve the adjournment of the Special Meeting, including, if necessary or appropriate, to solicit additional proxies in the event that there are not sufficient votes at the time of the Special Meeting to approve any of the foregoing proposals received the following votes:

	Votes	Percentage
Shares Voted “For”	146,428,983	92.93%
Shares Voted “Against”	9,585,437	6.08%
Shares Voted “Abstain”	1,548,738	0.98%
Item 6. Exhibits
(a) Exhibits:

Exhibit
No.	Description

31.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2009	Fidelity National Information Services, Inc.
	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 5, 2009	Fidelity National Information Services, Inc.
	By:	/s/ JAMES W. WOODALL
James W. Woodall
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description

31.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.