Form 10-Q/A
period 2009-06-30
Fidelity National Information Services, Inc.
filed 2010-01-14
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-10.5
EX-10.6
EX-31.3
EX-31.4

Explanatory Note
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was filed with the Securities and Exchange Commission on August 5, 2009 (the “Original Filing”), is being filed solely to revise Exhibits 10.5 and 10.6 to the Original Filing. No financial data or other part of the Original Filing is being amended hereby, and this amendment does not reflect events that have occurred after the date of the Original Filing.
Item 6. Exhibits
     (a) Exhibits:

Exhibit
No.	Description
10.1	Assignment and Assumption of Lease and Other Operative Documents, dated as of June 25, 2001, among Equifax Inc., Certegy Inc., Prefco VI Limited Partnership, Atlantic Financial Group, Ltd. and SunTrust Bank. (1)

10.2	Tax Sharing and Indemnification Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (1)

10.3	Intellectual Property Agreement, dated as of June 30, 2001, between Equifax Inc. and Certegy Inc. (1)

10.4	Agreement Regarding Leases, dated as of June 30, 2001, between Equifax Inc. and Certegy Payment Services, Inc. (1)

10.5	2003 Renewal Service Agreement, dated as of June 1, 2003, between ICBA Bancard, Inc. and Certegy Card Services, Inc.(2)

10.6	2004 Restated CSCU Card Processing Service Agreement, dated as of January 1, 2004, between Card Services for Credit Unions, Inc. and Certegy Card Services, Inc.(2)

10.7	Certegy Inc. Special Supplemental Executive Retirement Plan, effective as of November 7, 2003. (1)

10.8	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003. (1)

10.9	Master Agreement for Operations Support Services, dated as of June 29, 2001, between Certegy Inc. and International Business Machines Corporation (“Master Agreement”) (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.) (1)

10.10	Transaction Document #03-01 under the Master Agreement, effective as of March 5, 2003, between Certegy Inc. and International Business Machines Corporation (Document omits information pursuant to a Request for Confidential Treatment granted under Rule 24b-2 of the Securities Exchange Act of 1934.) (1)

10.11	Credit Agreement, dated as of January 18, 2007, among Fidelity National Information Services, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., Bank of America, N.A., and other financial institutions party thereto (the “Credit Agreement”). (1)

10.12	Amendment No. 1 to the Credit Agreement, dated as of July 30, 2007. (1)

10.13	Joinder Agreement, dated as of September 12, 2007, by and among Fidelity National Information Services, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wachovia Bank N.A. (1)

31.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.3	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description
31.4	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee A. Kennedy, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of George P. Scanlon, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Previously filed.

(2)	This agreement was filed with the original Form 10-Q solely to put exhibits and schedules to the agreement on file. Portions of such exhibits and schedules were redacted pursuant to an application for confidential treatment under the Securities Exchange Act of 1934, as amended. In this filing, the redactions that were previously made have been modified as part of a revised application for confidential treatment. The omitted portions have been filed separately with the Securities and Exchange Commission as part of that application.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2010	Fidelity National Information Services, Inc.
	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Fidelity National Information Services, Inc.
	By:	/s/ JAMES W. WOODALL
James W. Woodall
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description
10.5	2003 Renewal Service Agreement, dated as of June 1, 2003, between ICBA Bancard, Inc. and Certegy Card Services, Inc.(1)

10.6	2004 Restated CSCU Card Processing Service Agreement, dated as of January 1, 2004, between Card Services for Credit Unions, Inc. and Certegy Card Services, Inc.(1)

31.3	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	This agreement was filed with the original Form 10-Q solely to put exhibits and schedules to the agreement on file. Portions of such exhibits and schedules were redacted pursuant to an application for confidential treatment under the Securities Exchange Act of 1934, as amended. In this filing, the redactions that were previously made have been modified as part of a revised application for confidential treatment. The omitted portions have been filed separately with the Securities and Exchange Commission as part of that application.