Form 10-K
period 2009-12-31
Fidelity National Information Services, Inc.
filed 2010-02-26
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $3,661,517,270 based on the closing sale price of $19.92 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 374,923,337 as of January 31, 2010.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2009, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.

2009 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosure About Market Risks	36
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	89

PART III
Item 10.	Directors and Executive Officers of the Registrant	89
Item 11.	Executive Compensation	89
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13.	Certain Relationships and Related Transactions	89
Item 14.	Principal Accounting Fees and Services	89

PART IV
Item 15.	Exhibits, Financial Statement Schedules	89
Signatures		95
EX-10.32
EX-10.42
EX-10.43
EX-10.44
EX-10.45
EX-10.61
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Unless stated otherwise or the context otherwise requires all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc. (“Certegy”), which was the surviving legal entity in the Certegy Merger; all references to Metavante are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS on September 12, 2007; all references to “Old FNF” are to Fidelity National Financial, Inc., which owned a majority of the Company’s shares through November 9, 2006; all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective; and all references to “LPS” are to Lender Processing Services, Inc., a former wholly owned subsidiary of FIS, which was spun-off as a separate publicly traded company on July 2, 2008.

PART I

Item 1.	Business.

Narrative Description of the Business

FIS is a leading global provider of banking and payments technology solutions, processing services and information-based services. We offer financial institution core processing, card issuer and transaction processing services, including the NYCE Network, a leading national electronic funds transfer (EFT) network. FIS is a member of the Standard and Poor’s (S&P) 500® Index and consistently holds a leading ranking in the annual FinTech 100 rankings.

As of December 31, 2009, FIS has more than 300 solutions serving over 14,000 financial institutions and business customers in over 100 countries spanning most segments of the financial services industry. These customers include 40 of the top 50 global banks, including nine of the top 10, as ranked by Bankersalmanac.com as of November 2009, as well as mid-tier and community banks, credit unions, commercial lenders, automotive financial institutions, healthcare providers and governments. Additionally, we provide services to numerous retailers via our check processing and guarantee services. No individual customer represents more than 5% of our revenues.

On October 1, 2009, FIS completed the acquisition of Metavante. The resulting combination of solution suites is expected to strengthen our competitive position globally, generates substantial economies of scale and provides significant cross-sell opportunities. Metavante expands the scale of FIS core processing and payment capabilities, adds comprehensive trust and wealth management services and includes the NYCE Network, which joins the Company’s existing EFT offerings. In addition, Metavante adds significant scale to our treasury and cash management offerings and provides an entry into the emerging markets of healthcare and government payments. These enhanced capabilities enable FIS to provide a selection of solutions to financial institutions across all asset sizes, and to a variety of non-financial organizations, both domestically and internationally. FIS is now well positioned in both the large and mid-tier bank segments, where the majority of IT spending occurs.

General Development of the Business

Our business operations and organizational structure result from the February 1, 2006, business combination of FIS and Certegy (the “Certegy Merger”), pursuant to which FIS was merged into a wholly-owned subsidiary of Certegy. Immediately after the Certegy Merger, the stockholders of FIS owned approximately 67.4% of the Company’s outstanding common stock. Accordingly, for accounting and financial reporting purposes, the Certegy Merger was treated as a reverse acquisition of Certegy by FIS using the purchase method of accounting. Under this accounting treatment, although Certegy was the legal entity that survived the merger, FIS was viewed as the acquirer for accounting purposes, and our financial statements and other disclosures for periods prior to the Certegy Merger treat FIS as our predecessor company. Also, as a result of the Certegy Merger, the registrant’s name changed from “Certegy Inc.” to “Fidelity National Information Services, Inc.” and our New York Stock Exchange trading symbol from “CEY” to “FIS”. We are incorporated under the laws of the State of Georgia, where Certegy was initially incorporated on March 2, 2001.

On November 9, 2006, Old FNF, then the majority stockholder of FIS (after other transactions in which it distributed all of its assets other than its ownership in FIS), merged with and into FIS (the “FNF Merger”). Upon completion of the FNF Merger, FIS became an independent publicly traded company, and Old FNF ceased to exist as an independent publicly traded company. The assets distributed by Old FNF prior to the FNF Merger included its ownership in FNT, which following the FNF Merger renamed itself Fidelity National Financial, Inc.

Our growth has been driven internally and by these additional acquisitions which also contributed important applications and services to the offerings of FIS:

•	eFunds, a provider of risk management services, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally;

•	Certegy, a provider of card issuer services to financial institutions and check risk management services in the U.S. and internationally;

•	InterCept, Inc., a provider of outsourced and in-house core banking solutions, as well as item processing and check imaging services;

•	Sanchez Computer Associates, Inc., a provider of software and outsourcing solutions to banks and other financial institutions;

•	Kordoba, a provider of information technology solutions for the financial services industry with a focus on services and solutions for the German banking market;

•	Aurum Technology, a provider of software and outsourcing solutions to community banks and credit unions; and

•	The financial services division of ALLTEL Information Services, Inc., a provider of core banking services.

Financial Information About Operating Segments and Geographic Areas

On July 2, 2008, we completed the spin-off of our former lender processing services segment into a separate publicly traded company, Lender Processing Services, Inc., referred to as LPS. The results of operations of the lender processing services segment are reflected as discontinued operations in the Consolidated Statements of Earnings for all periods presented. Subsequent to the LPS spin-off, we began reporting the results of our operations in four new reporting segments: 1) Financial Solutions Group (“FSG”); 2) Payment Solutions Group (“PSG”); 3) International Solutions Group (“ISG”); and 4) Corporate and Other. All periods presented have been conformed to reflect the segment changes.

Competitive Strengths

We believe that our competitive strengths include the following:

•	Leading Proprietary Technology — FIS has a significant number of high quality software applications and services that have been developed over many years with substantial input from our customers.

•	Comprehensive, Integrated Business Solutions — FIS has the ability to use a wide range of applications and services to provide comprehensive business solutions for our customers. In addition, FIS is able to use the modular nature of our software applications and our ability to integrate many of our services with the services of others to provide customized solutions that respond to individualized customer needs. FIS also offers a wider range of flexible service arrangements than are typically offered by our competitors for the deployment and support of our software, from traditional license and maintenance fee approaches to managed processing arrangements, either at the customer’s site or at an FIS location.

•	Excellent Relationship with Customers — A significant percentage of FIS’ business with our customers relates to core processing applications and services, and the nature of this relationship allows us to develop close partnerships with these customers. As the breadth of FIS’ service offerings expands, we have found that our access to key customer personnel is increasing, presenting greater opportunities for cross-selling.

•	Strong Value Proposition for Customers — We understand the needs of our customers and have developed innovative services that can reduce their operating costs.

Strategy

Our mission is to achieve profitable growth through providing superior solutions to our customers. Our strategy to achieve this has been and will continue to be built on the following pillars:

•	Solution Integration and Innovation — Continue to invest in internally developed applications and platforms. Enhancing and extending the functionality of our proprietary systems and developing new and innovative applications in response to market needs are essential elements to achieving our growth objectives.

•	Superior Execution — Deliver value using industry best practices more economically than customers can perform the same services internally.

•	Enterprise Sales — Leverage opportunities for cross-selling and up-selling to existing customers. FIS has built a centralized team of experienced sales personnel that capitalizes on these opportunities.

•	Global Diversification — Continue to deploy resources in emerging global markets with higher revenue growth potential.

•	Strategic Acquisitions — Focus on acquisitions that can bring new applications to existing markets we serve or provide entry into new markets. This strategy has allowed us to build a very broad solutions suite and will contribute to maintaining our competitive position going forward.

•	Expense Management — Continue to drive operating efficiencies, thereby freeing resources for strategic innovation and global diversification efforts.

Revenues by Segment

The table below summarizes the revenues by our reporting segments (in millions):

	2009	2008	2007

FSG	$1,260.0	$1,135.8	$979.6
PSG	1,741.9	1,526.3	1,303.2
ISG	782.7	768.1	613.7
Corporate & Other	(15.1)	(2.5)	(3.6)

Total Consolidated Revenues	$3,769.5	$3,427.7	$2,892.9

Financial Solutions Group

The focus of FSG is to provide the most comprehensive software and services for the core processing, customer channel, treasury, cash management and wealth management operations of our financial institution customers in North America. We service the core and related ancillary processing needs of North American banks, credit unions, automotive financial companies, commercial lenders, and independent community and savings institutions. FIS offers a broad selection of in-house and outsourced solutions to banking customers that span the range of asset sizes. FSG customers are typically committed under multi-year contracts that provide a stable, recurring revenue base and opportunities for cross-selling additional financial and payments offerings.

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

Our solutions in this segment include:

•	Core Processing and Ancillary Applications. Our core processing software applications are designed to run critical banking processes for our financial institution clients, including deposit and lending systems, customer management, and other central management systems. Our diverse selection of market-focused core systems enables FIS to effectively compete in a wide range of markets. We also offer a number of services that are ancillary to the primary applications listed above, including branch automation, back office support systems and compliance support. In addition, our wealth management services offer a set of Internet-enabled services to financial services providers that address the specific needs of the rapidly growing wealthy, affluent and emerging affluent markets, as well as commercial clients. These solutions address asset and liability aggregation, trust and investment account management, client and regulatory reporting, and employee retirement benefit services. We also offer an application suite that assists automotive finance institutions in evaluating loan applications and credit risk, and allows automotive finance institutions to manage their loan and lease portfolios.

•	Channel Solutions. Our comprehensive suite of retail delivery applications enables financial institutions to integrate and streamline customer-facing operations and back-office processes, thereby improving customer interaction across all channels (e.g., branch offices, Internet, ATM, call centers). The FIS focus on consumer access has driven significant market innovation in this area, with multi-channel and multi-host solutions and a strategy that provides tight integration of services and a seamless customer experience. Our electronic banking services are utilized by more than 2,100 financial institutions to offer Internet banking services to their customers. Our Consumer Electronic Banking and Business Internet Banking both provide an extensive set of cash management capabilities, enabling customers to manage banking and payments through the Internet, mobile devices, accounting software and telephone. Corporate Electronic Banking solutions provide commercial treasury capabilities including cash management services and multi-bank and collection and disbursement services that address the specialized needs of corporate customers. FIS systems provide full accounting and reconciliation for such transactions, serving as the system of record and providing full regulatory compliance, risk assessment and fraud management tools.

•	Decision and Risk Management Solutions. Our decision solutions offer a full spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing mature customer accounts and fraud. Our applications include know-your-customer, new account decisioning, new account opening, account and transaction management, fraud management and collections. Our risk management services utilize our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account or accepting a check at either the point-of-sale, a physical branch location, or through the Internet. Our systems utilize a combination of advanced authentication procedures, predictive analytics, artificial intelligence modeling and proprietary and shared databases to assess and detect fraud risk for deposit transactions for financial institutions.

•	Syndicated Loan Applications. Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination and management.

•	Global Commercial Services. Our global commercial services include solutions, both onshore and offshore, designed to meet the technology challenges facing principally U.S. based clients, large or small. Our technology solutions range in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures. We also provide outsourcing teams to manage costs, improve operational efficiency, transform processes and deliver world-class customer service. There is an increased trend toward outsourcing in our customer base, thus expansion of these services represents one of FIS’ growth drivers.

Payment Solutions Group

PSG provides a comprehensive set of software and services for the EFT, card processing, item processing, bill payment, and government and healthcare payments processing needs of our customers in North America. PSG is focused on servicing the payment and electronic funds transfer needs of North American headquartered banks and credit unions, commercial lenders, and independent community and savings institutions. With the Metavante acquisition, we also entered the emerging markets of healthcare and government payments. PSG customers typically commit to multi-year contracts that provide recurring revenues based on underlying payment transaction volumes.

Our solutions in this segment include:

•	Electronic Funds Transfer. Our electronic funds transfer and debit card processing business offers settlement and card management solutions for financial institution card issuers. We provide traditional ATM- and PIN-based debit network access and emerging real-time payment alternatives through NYCE. NYCE connects millions of cards and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money. Also through NYCE, clients such as financial institutions, retailers and independent ATM operators can capitalize on the efficiency, consumer convenience and security of electronic real-time payments, real-time account-to-account transfers, and strategic alliances such as surcharge-free ATM network arrangements. We are also a leading provider of prepaid card services, which is a fast growing channel in the industry. Services include gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs.

•	Item Processing and Output Services. Our item processing services furnish financial institutions with the equipment needed to capture data from checks, transaction tickets and other items; image and sort items; process exceptions through keying; and perform balancing, archiving and the production of statements. Our item processing services are utilized by more than 1,400 financial institutions and are performed at one of our 33 item processing centers located throughout the U.S. or on-site at customer locations. Our extensive solutions include distributed (i.e., non-centralized) data capture, check and remittance processing, fraud detection, and document and report management. Customers encompass banks and corporations of all sizes, from de novo banks to the largest financial institutions and corporations. As part of our image solutions services, our Endpoint Exchange Network enables U.S. financial institutions to clear their check-based transactions by allowing for the exchange of check images between member institutions. We offer a number of output services that are ancillary to the primary solutions we provide, including print and mail capabilities and card personalization fulfillment services. Helping clients manage their documents, CSF® Designer document composition software is used by more than 1,500 clients in various industries to furnish printed or electronically produced invoices and statements for customized customer communication. Our print and mail services offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs. We provide our card personalization fulfillment services for branded credit cards and branded and non-branded debit and prepaid cards.

•	Credit Card Solutions. More than 6,200 financial institutions utilize a combination of our technology and/or services to issue VISA®, MasterCard® or American Express® branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Our services range from card production and activation to an extensive range of fraud management services to value-added loyalty programs designed to increase card usage and fee-based revenues. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing customers, nor do we fund their receivables. In addition, our merchant card processing service provides everything a financial institution needs to manage its merchant card activities including point-of-sale equipment, transaction authorization, draft capture, settlement, charge-back processing and reporting.

•	Government and Healthcare Payments Solutions. FIS healthcare payments solutions facilitate the exchange of information and funds among patients, payers, providers and financial institutions. With Web-enabled tools, a Health Savings Account (HSA) platform, “multi-purse” benefit debit cards that cover multiple spending accounts with a simple card and combined eligibility/payment cards, FIS enables consumers and third party benefits administrators to have integrated benefit account management of HSAs, Flexible Spending Accounts (FSA), Health Reimbursement Agreements (HRA) and dependent care and transportation accounts. We also provide comprehensive, customized electronic service applications for government agencies, including Internal Revenue Service (IRS) payment services. We also facilitate the collection of state income taxes, real estate taxes, utility bills, vehicle registration fees, driver’s license renewal fees, parking tickets, traffic citations, tuition payments, court fees and fines, hunting and fishing license fees, as well as various business licenses.

•	ePayment Solutions. We provide reliable and scalable bill publishing and bill consolidation technology for our customers, generating millions of monthly bills and servicing both billers and financial institution customers. Online bill payment functionality includes credit and debit card-based expedited payments. Our end-to-end presentment and payment solution provides an all-in-one solution to meet billers’ needs for the distribution and collection of bills and other customer documents. FIS also provides automated clearing house (ACH) processing.

•	Check Authorization. Our check authorization business provides check risk management and related services to businesses accepting or cashing checks. Our services assess the likelihood (and often provide a guarantee) that a check will clear. Our check authorization system utilizes artificial intelligence modeling and other state-of-the-art technology to deliver accuracy, convenience and simplicity to retailers.

International Solutions Group

ISG provides local services to our customers in more than 100 countries around the world. The services delivered by FIS in these locations provide many of the same financial and payments solutions we offer in North America. We provide core banking applications, channel solutions, card and merchant services, item processing and check risk management solutions to financial institutions, card issuers and retailers.

Our international operations leverage existing applications and provide services for the specific business needs of our customers in targeted international markets. Services are delivered from 27 operations centers around the world. Our payment solutions services include fully outsourced card issuer services and customer support, item processing and retail point-of-sale check warranty services. Our financial solutions services include fully outsourced core bank processing arrangements, application management, software licensing and maintenance, facilities management and consulting services.

ISG represented approximately 21 percent of total 2009 revenues, with potential for both growth in existing customer accounts and new account penetration. Management believes the greatest potential for growth is in the EMEA, Latin American, Australian and Asian markets.

Corporate and Other Segment

The Corporate and Other segment consists of the corporate overhead costs that are not allocated to operating segments. These include costs related to human resources, finance, legal, accounting, domestic sales and marketing, merger and acquisition activity and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

Sales and Marketing

We have an integrated team of experienced sales personnel with expertise in particular services or the needs of particular types of customers, e.g., financial institutions, other nonbanking customers, and international institutions. This organizational structure enables us to effectively bring additional solutions to the attention of our existing customers, leveraging opportunities to cross-sell and up-sell. We target the majority of our potential customers via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts.

Our global marketing strategy is to develop and lead the execution of the various business units’ strategic marketing plans in support of their revenue and profitability goals. Key components include thought leadership, consistent message development, internal and external communications, client conference content management, Web content creation and management, trade shows, demand generation campaign involvement and collateral development and management. We strive to use the most efficient delivery system available to successfully acquire clients and build awareness of our solutions.

Beginning October 1, 2009, we entered into a comprehensive rebranding campaign to bring all of our software and services under one comprehensive set of trademarks, including FIS and NYCE, in support of our marketing strategy.

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

Competition

Our primary competitors include internal technology departments within financial institutions and retailers, data processing or software development departments of large companies or large computer manufacturers, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services and companies that market software for the financial services industry. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings. Specific competitors for both financial and payment solutions include Fiserv, Inc. and Jack Henry and Associates, Inc. In the core processing market, we also compete with Open Solutions, Inc., International Business Machines Corporation (IBM), Accenture Ltd., Alliance Data Systems Corporation, DST Systems, Harland Financial Solutions, Inc., SEI Investments Company, S1Corporation, SunGard Data Systems, Inc. and in certain non-U.S. markets, Alnova Technologies Corporation, I-Flex Solutions Limited n/k/a Oracle Financial Services Software Limited, Misys plc, Infosys Technologies Limited and Temenos Group AG. Our competitors in the card services market include MasterCard Incorporated, Visa Inc., and third-party credit and debit card processors, such as First Data Corporation, Total System Services, Inc., HP Enterprise Services and Payment Systems for Credit Unions (PSCU). Competitors in the check risk management services market include First Data Corporation’s TeleCheck Services division, Heartland Payments Systems, Inc., Total Systems Services, Inc. and Global Payments, Inc.

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

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity type functions within a technology platform environment. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In the years ended December 31, 2009, 2008 and 2007, approximately 2% to 3% of revenues were invested in research and development efforts (excluding amounts capitalized).

Government Regulation

Our services are subject to a broad range of complex federal, state, and foreign regulation, including federal truth-in-lending and truth-in-savings rules, Regulation AA (Unfair or Deceptive Acts or Practices), privacy laws, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and the Community Reinvestment Act. The compliance of our services with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. Our clients are contractually responsible for determining what is required of them under applicable laws and regulations so that we can assist them in their compliance efforts. The failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide them, as well as the imposition of civil fines and/or criminal penalties. The four principal areas of regulation impacting our business are:

•	Privacy. Our financial institution clients are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act. These regulations place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves.

•	Consumer Reporting. Our retail check authorization services (Certegy Check Services) and account opening services (ChexSystems) maintain databases of consumer information and, as a consequence, are subject to the Federal Fair Credit Reporting Act and similar state laws. Among other things, the Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their files, to dispute their accuracy, and to require verification or removal of disputed information. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling disputes.

•	Debt Collection. Our collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws.

•	Money Transfer. Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. This business is also subject to various state, local and tribal licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission and the sale of stored value cards to register as a money transmitter with that jurisdiction’s banking department.

As a provider of electronic data processing and back-office services to financial institutions we are also subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller

of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators. We are also subject to review under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.

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

Employees

As of December 31, 2009, we had approximately 31,000 employees, including approximately 16,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 10,000 of our employees, primarily in Brazil and Germany, are represented by labor unions. We consider our relations with employees to be good.

Available Information

Our Internet website address is www.fisglobal.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, available, free of charge, on that website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission. Our Corporate Governance Policy and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any shareholder who mails a request to the Corporate Secretary, Fidelity National Information Services, Inc., 601 Riverside Avenue, Jacksonville, FL 32204 USA. Other corporate governance-related documents can be found at our website as well. However, the information found on our website is not a part of this or any other report.

Item 1A.	Risk Factors.

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant adverse effect on our results of operations and financial condition.

Risks Related to Our Markets and Industry

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

The consolidations and failures reduce the number of our customers and potential customers, which could adversely affect our revenues even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our customers fail and/or merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

If we fail to adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers and have difficulty attracting new customers for our services.

The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current services, and develop and introduce new services that address the increasingly sophisticated needs of our customers and their clients. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these services, or that our new services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Any of these developments could have an adverse impact on our future revenues and/or business prospects.

We operate in a competitive business environment, and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

The market for our services is intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. We face direct competition from third parties, and since many of our larger potential customers have historically developed their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential customers’ in-house capacities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition, and results of operations.

Potential customers may be reluctant to switch to a new vendor, which may adversely affect our growth, both in the U.S. and internationally.

For banks and other potential customers of our financial information software and services, switching from one vendor of bank core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. Many potential customers perceive potential disadvantages such as loss of accustomed functionality, increased costs (including conversion costs) and business disruption. As a result, potential customers, both in the U.S. and internationally, may resist change. We seek to overcome this resistance through value enhancing strategies such as a defined conversion process, system integration and making ongoing investments to enhance the functionality of our software. However, there can be no assurance that our strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth, both in the U.S. and internationally.

Demand for many of our services is sensitive to the level of consumer transactions generated by our customers, and accordingly, our revenues could be impacted negatively by business cycles, consumer confidence or any other event causing a material slowing of consumer spending.

A significant portion of our revenue is derived from transaction processing fees. Any changes in economic factors or consumer confidence, such as the current recession, that adversely affect consumer spending and related consumer debt, or a reduction in check writing or credit and debit card usage, could reduce the volume of transactions that we process, and have an adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Business and Operations

Losses, consolidations and failures in the financial services industry may impact our ability to borrow funds or the ability of our lenders to fulfill their obligations under our interest rate swap agreements.

Many financial institutions are currently experiencing negative operating results. In some cases, these negative operating results have led to financial institution failures and/or consolidations, including, in one instance, a lender that is party to our Credit Agreement and interest rate swap agreements. As a result, lenders may become insolvent or further tighten lending standards, which could in turn make it more difficult or impossible for lenders to perform their obligations under our interest rate swap agreements or for us to borrow under our Credit Agreement, obtain financing on favorable terms, or obtain financing or interest rate swap agreements at all. Our financial condition and results of operations could be adversely affected if a financial institution fails to fulfill its obligations under our interest rate swap agreements or we are unable to draw funds under our Credit Agreement or obtain other cost-effective financing.

Our existing levels of leverage and debt service requirements may adversely affect our financial and operational flexibility.

As of December 31, 2009, we had total debt of approximately $3.3 billion. This level of debt could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) limiting operational flexibility and our ability to pursue other business opportunities and implement certain business strategies; (iii) we use a large portion of our operating cash flow to pay principal and interest on our senior credit facilities, which reduces the amount of money available to finance operations, acquisitions and other business activities, repay other indebtedness, purchase our outstanding stock and pay shareholder dividends; (iv) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and (v) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

In addition, the terms of our senior credit facilities may restrict us from taking actions, such as making significant acquisitions or dispositions or entering into certain agreements, which we might believe to be advantageous to us.

We may experience defects, development delays, installation difficulties, system failure, or other service disruptions with respect to our technology solutions, which would harm our business and reputation and expose us to potential liability.

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in: (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of customers; (vi) negative publicity; or (vii) exposure to liability claims.

Any one or more of the foregoing could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through disclaimers and limitation-of-liability provisions in our license and customer agreements, we cannot be certain that these measures will always be successful in limiting our liability.

Our revenues from the sale of services to members of VISA, MasterCard, American Express, Discover and other similar organizations are dependent upon our continued certification and sponsorship, and the loss or suspension of certification or sponsorship could adversely affect our business.

In order to provide our card processing services, we must be certified (including applicable sponsorship) by Visa, MasterCard, American Express, Discover and other similar organizations. These certifications are dependent upon our continued adherence to the standards of the issuing bodies and sponsoring member banks. The member financial institutions, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards we could be fined, our certifications could be suspended, or our registration could be terminated. The suspension or termination of our certifications, or any changes in the rules and regulations governing VISA, MasterCard, American Express, Discover, or other similar organizations could prevent our registration or otherwise limit our ability to provide services, which could result in a reduction in revenue or increased costs of operation, which in turn could have a material adverse effect on our business.

Many of our customers are subject to a regulatory environment and to industry standards that may change in a manner that reduces the number of transactions in which our customers engage and therefore reduces our revenues.

Our customers are subject to a number of government regulations and industry standards with which our services must comply. Our customers must ensure that our services and related products work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our customers’ businesses which could lead to increased operating costs and could reduce the convenience and functionality of our products and services possibly resulting in reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, and results of operations.

Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.

As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in our operations. These risks are increased when we transmit information over the Internet.

Additionally, as a provider of services to financial institutions and card processing services, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the customers themselves. If we fail to comply with these regulations and industry security requirements, we could be exposed to suits for breach of contract, governmental proceedings, or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level or by a specific industry body, that could have an adverse impact on us through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches could cause our existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers and/or adversely impact our relationship with administrative agencies.

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

As our information technology applications and services develop, we are increasingly subject to infringement claims. Any claims, whether with or without merit, could: (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing or using applications that incorporate the challenged intellectual property; (iii) require us to redesign our applications, if feasible; (iv) divert management’s attention and resources; and (v) require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.

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

Lack of system integrity, fraudulent payments or credit quality related to funds settlement could result in a financial loss.

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment as well as the detection or prevention of fraudulent payments. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised this could result in a financial loss to us. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

Our international operations represent 21% of total 2009 revenues, with approximately 16% or our total revenues conducted in currencies other than the U.S. Dollar. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. Dollar versus local currencies. In addition, we are less well-known internationally than in the United States, have less experience with local business conditions and will face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance.

As we expand our international operations, more of our customers may pay us in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates. Our primary exposure to movements in foreign currency exchange rates relate to foreign currencies in Brazil, Europe, Australia and parts of Asia. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. During the twelve months ended December 31, 2009, approximately 16% of our revenues were denominated in currencies other than the U.S. Dollar, including the Brazilian Real, British Pound and Euro. These risks could cause a material adverse effect on our business, financial position and results of operations.

If we are unable to successfully consummate and integrate acquisitions, our results of operations may be adversely affected.

We have made numerous acquisitions in recent years as a part of our growth strategy. We anticipate that we will continue to seek to acquire complementary businesses and services. This strategy will depend on the ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so may be made more difficult by our existing debt. If we are unable to acquire suitable acquisition candidates, we may experience slower growth. Further, after successfully completing acquisitions, we face challenges in integrating acquired businesses. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions and cross-selling opportunities. There can be no assurance that we will be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together, and the process of integrating these acquisitions may disrupt our business and divert our resources.

Failure to attract and retain skilled technical employees or senior management personnel could harm our ability to grow.

Our future success depends upon our ability to attract and retain highly-skilled technical personnel. Because the development of our products and services requires knowledge of computer hardware, operating system software, system management software and application software, our technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results and financial condition.

Our future growth will also require sales and marketing, financial and administrative personnel to develop and support new products and services, to enhance and support current products and services and to expand operational and financial systems. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies and we may experience constraints that could adversely affect our ability to satisfy client demand in a timely fashion.

Our senior management team has significant experience in the financial services industry, either at FIS or with clients or competitors, and the loss of this leadership could have an adverse effect on our business operating results and financial condition.

Risks Related to Business Combinations

We may fail to realize the anticipated cost savings and other financial benefits of the Metavante merger on the anticipated schedule, if at all.

To achieve planned financial benefits of the Metavante merger, FIS will need to successfully integrate Metavante’s operations into its own in a timely and efficient manner and will need to execute transitional matters successfully, including integrating new members of management and the retention of key personnel. There can be no assurance that FIS will be able to accomplish this integration process smoothly or successfully. In addition, the integration of certain operations following the merger will require the dedication of significant management resources, which will compete for management’s attention with its efforts to manage the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company.

If any part of the LPS spin-off is determined to be a taxable transaction, then additional taxes could be imposed on us and our shareholders.

On June 20, 2008, we received a favorable private letter ruling from the Internal Revenue Service (“IRS”) regarding a series of transactions including the distribution of LPS common stock to our shareholders which we refer to as the spin-off.

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

Although the taxes resulting from the spin-off not qualifying for tax-free treatment pursuant to section 355(e) for United States Federal income tax purposes would be imposed on us, under the tax disaffiliation agreement entered into by us and LPS in connection with the spin-off, LPS would be required to indemnify us and our affiliates against all tax related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for United States Federal income tax purposes as a result of Section 355(e) of the Code to the extent these liabilities arise as a result of any action taken by LPS or any of LPS’ affiliates following the spin-off or otherwise result from any breach of any representation, covenant or obligation of LPS or any of LPS’ affiliates under the tax disaffiliation agreement.

There is no guaranty that LPS will have financial resources to satisfy any such indemnification obligation described above.

The executive chairman of our board of directors and other officers and directors have interests and positions that could present potential conflicts.

We and certain of our subsidiaries are parties to a variety of related party agreements and relationships with FNF and LPS. William P. Foley, II, who is our Executive Chairman, is currently the Executive Chairman of the board of directors of FNF. Lee A. Kennedy, who served as President and Chief Executive Officer of our company through September 30, 2009 and who currently serves as Executive Vice Chairman, is also the Executive Chairman of the board of directors of LPS. In addition, he serves as the Chief Executive Officer of Ceridian Corporation, a company in which FNF holds an approximate 33% equity interest. Brent B. Bickett and Michael L. Gravelle, who are executive officers of FIS, are also executive officers of FNF. William P. Foley, II, Brent B. Bickett and Michael L. Gravelle also own or hold substantial amounts of FNF stock and stock options. Thomas M. Hagerty and Richard N. Massey, who are both directors of FIS, are also directors of FNF. David K. Hunt, a director of FIS, is also a director of LPS. As a result of the foregoing, there may be circumstances where certain of our executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with FNF and LPS, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits and indemnification; (ii) the quality, pricing and other terms associated with services that we provide to FNF and LPS, or that they provide to us, under related party agreements; (iii) business opportunities arising for either us, FNF or LPS, that could be pursued by either us, or by FNF or LPS; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting FIS.

We seek to manage these potential conflicts through abstention, oversight by independent members of our board of directors and provisions in our agreements with FNF and LPS. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts with FNF and LPS, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.

We have substantial investments in recorded goodwill and other intangible assets as a result of prior acquisitions, and a severe or extended economic downturn could cause these investments to become impaired, requiring write-downs that would reduce our operating income.

As of December 31, 2009, goodwill aggregated to $8,232.9 million, 58.8% of total assets, and other indefinite lived intangible assets aggregated to $49.1 million, 0.4% of total assets. Current accounting rules require goodwill and other indefinite lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our fiscal year 2009 annual assessment of the recoverability of goodwill indicated that the fair values of the Company’s reporting units were in excess of the carrying values of those reporting units, and thus no goodwill impairment existed as of December 31, 2009. Additionally, other than impairment charges of $124.0 million relating to trademarks associated primarily with the rebranding of FIS, the fair value of indefinite lived intangible assets was in excess of the carrying value of those assets. However, if worldwide or United States economic conditions decline significantly with negative impacts to bank spending and consumer behavior, the carrying amount of our goodwill and other indefinite lived intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor the fair value of our other indefinite lived intangible assets as well as our market capitalization and the impact of any economic downturn on our business to determine if there is an impairment in future periods.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	general political, economic, and business conditions, including the possibility of intensified international hostilities, acts of terrorism, and general volatility in the capital markets;

•	failures to adapt our services to changes in technology or in the marketplace;

•	consolidation or failures in the banking industry;

•	consolidation or failures in the retail industry;

•	security breaches of our systems and computer viruses affecting our software;

•	the impact of competitive services and pricing;

•	the failure to achieve some or all of the benefits that we expect from the acquisition of Metavante, including the possibility that our acquisition of Metavante may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors;

•	the ability to identify suitable acquisition candidates and the ability to finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price;

•	our ability to integrate any acquired business’ operations, services, clients, and personnel;

•	the effect of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business;

•	changes in, or the failure to comply with, government regulations, including privacy regulations; and

•	other risks detailed elsewhere in this Risk Factors section and in our other filings with the Securities and Exchange Commission.

We are not under any obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the possibility that actual results may differ materially from our forward-looking statements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

FIS’ corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida in a facility leased from LPS. In addition, FIS owns or leases support centers, data processing facilities and other facilities at over 210 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We maintain our own, and contract with multiple service providers to provide, processing back-up in the event of a disaster.

Item 3.	Legal Proceedings.

See discussion of Litigation in Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS.” The table set forth below provides the high and low sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2009 and 2008.

On October 1, 2009, FIS completed the acquisition of Metavante. As a result of the merger, each outstanding share of Metavante common stock was converted into 1.35 shares (the “Exchange Ratio”) or approximately 163.6 million shares of FIS common stock. In addition, outstanding Metavante stock options and other stock-based awards (other than performance shares) converted into stock options and other stock-based awards with respect to shares of FIS common stock, with adjustments in the number of shares and exercise price (in the case of stock options) to reflect the Exchange Ratio. Each outstanding Metavante performance share was assumed by FIS and converted into the right to receive restricted shares of FIS common stock (with adjustments to reflect the Exchange Ratio) and an amount in cash.

On July 2, 2008 (the “spin-off date”), all of the shares of the common stock, par value $0.0001 per share of LPS, previously a wholly-owned subsidiary of FIS, were distributed to FIS shareholders through a stock dividend (the “spin-off”). In the spin-off, FIS contributed to LPS all of FIS’ interest in the assets, liabilities, businesses and employees related to FIS’ Lender Processing Services segment in exchange for shares of LPS common stock and

$1,585.0 million aggregate principal amount of LPS debt obligations, which we exchanged with the holders of our $1,585.0 Term Loan B and retired the latter debt. Upon the distribution, FIS shareholders received one-half share of LPS common stock for every share of FIS common stock held as of the close of business on June 24, 2008. FIS’ shareholders collectively received 100% of the LPS common stock and LPS became a separate public company trading under the symbol “LPS” on the New York Stock Exchange.

	High	Low	Dividend

2009
First Quarter	$18.55	$15.52	$0.05
Second Quarter	$20.49	$16.88	$0.05
Third Quarter	$25.70	$19.43	$0.05
Fourth Quarter	$24.85	$21.76	$0.05
2008
First Quarter	$43.50	$36.31	$0.05
Second Quarter	$42.16	$34.90	$0.05
Third Quarter(a)	$37.25	$18.09	$0.05
Fourth Quarter(a)	$18.18	$12.47	$0.05

(a)	The sales prices of our common stock for the third and fourth quarter of 2008 reflect the LPS spin-off. As of January 31, 2010, there were approximately 19,968 shareholders of record of our common stock.

We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of our Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in our debt agreements. A regular quarterly dividend of $0.05 per common share is payable March 30, 2010 to shareholders of record as of the close of business on March 16, 2010.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to $200.0 million worth of our common stock (the “Old Plan”). On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to an additional $250.0 million worth of our common stock (the “New Plan”). Under the New Plan we repurchased 5.8 million shares of our common stock for $226.2 million, at an average price of $38.97, during the year ended December 31, 2008. During the year ended December 31, 2008, we also repurchased an additional 0.2 million shares of our common stock for $10.0 million at an average price of $40.56 under the Old Plan. Total shares repurchased during the year ended December 31, 2008 were 6.0 million shares for $236.2 million at an average price of $39.04. There were no share repurchases under these plans during the year ended December 31, 2009 prior to the plan expiration.

On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions through January 31, 2013.

Item 6.	Selected Financial Data.

The selected financial data set forth below constitutes historical financial data of FIS and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included elsewhere in this report.

On October 1, 2009, we completed the acquisition of Metavante. The results of operations and financial position of Metavante are included in the Consolidated Financial Statements since the date of acquisition.

On July 2, 2008, we completed the LPS spin-off. For accounting purposes the results of LPS are presented as discontinued operations. Accordingly all prior periods have been restated to present the results of FIS on a stand alone basis and include the results of LPS up to July 1, 2008 as discontinued operations.

On September 12, 2007, we completed the acquisition of eFunds (the “eFunds Acquisition”). The results of operations and financial position of eFunds are included in the Consolidated Financial Statements since the date of acquisition.

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

	Year Ended December 31,
	2009(1)(2)(3)	2008(2)(3)	2007(2)(3)	2006(3)	2005
		(In millions, except per share data)

Statement of Earnings Data:
Processing and services revenues	$3,769.5	$3,427.7	$2,892.9	$2,395.8	$1,244.4
Cost of revenues	2,800.6	2,689.3	2,315.3	1,937.8	1,020.7

Gross profit	968.9	738.4	577.6	458.0	223.7

Selling, general and administrative expenses	554.1	388.6	302.5	279.7	179.9
Impairment charges	136.9	26.0	13.5	—	—

Operating income	277.9	323.8	261.6	178.3	43.8
Other income (expense)	(121.9)	(155.7)	102.1	(188.4)	(127.3)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	156.0	168.1	363.7	(10.1)	(83.5)
Provision for income taxes	52.1	53.3	128.4	(8.8)	(36.9)
Equity in earnings (loss) of unconsolidated entities	—	(0.2)	2.8	5.8	5.0

Earnings (loss) from continuing operations, net of tax	103.9	114.6	238.1	4.5	(41.6)
Earnings from discontinued operations, net of tax(5)	4.6	104.9	323.0	253.6	245.6

Net earnings	108.5	219.5	561.1	258.1	204.0
Net (earnings) loss attributable to noncontrolling interest	(2.6)	(4.7)	0.1	1.0	(7.4)

Net earnings attributable to FIS	$105.9	$214.8	$561.2	$259.1	$196.6

Net earnings (loss) per share — basic from continuing operations attributable to FIS common stockholders(4)	$0.43	$0.58	$1.23	$0.03	$(0.38)
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders(4)	0.02	0.54	1.68	1.36	1.92

Net earnings per share — basic attributable to FIS common stockholders(4)	$0.45	$1.12	$2.91	$1.39	$1.54

Weighted average shares — basic	236.4	191.6	193.1	185.9	127.9

	Year Ended December 31,
	2009(1)(2)(3)	2008(2)(3)	2007(2)(3)	2006(3)	2005
		(In millions, except per share data)

Net earnings (loss) per share — diluted from continuing operations(4)	$0.42	$0.57	$1.21	$0.03	$(0.38)
Net earnings per share — diluted from discontinued operations(4)	0.02	0.54	1.65	1.34	1.91

Net earnings per share — diluted(4)	$0.44	$1.11	$2.86	$1.37	$1.53

Weighted average shares — diluted	239.4	193.5	196.5	189.2	128.4

Amounts attributable to FIS common stockholders:
Earnings (loss) from continuing operations, net of tax	$101.3	$110.5	$237.2	$5.5	$(49.0)
Earnings (loss) from discontinued operations, net of tax	4.6	104.3	324.0	253.6	245.6

Net earnings	$105.9	$214.8	$561.2	$259.1	$196.6

(1)	Metavante results of operations are included in earnings from October 1, 2009, the Metavante merger date.

(2)	eFunds’ results of operations are included in earnings from September 12, 2007, the eFunds acquisition date.

(3)	Certegy’s results of operations are included in earnings from February 1, 2006, the Certegy Merger date.

(4)	Net earnings per share are calculated, for all periods prior to 2006, using the shares outstanding following FIS’ formation as a holding company, adjusted as converted by the exchange ratio (0.6396) in the Certegy Merger.

(5)	Discontinued operations include the results of operations of ClearPar, LPS, Certegy Australia, Ltd., Certegy Gaming Services, FIS Credit Services, Homebuilders Financial Network and Property Insight through the day of disposition.

	As of December 31,
	2009(1)	2008(1)	2007	2006	2005
		(In millions, except per share data)

Balance Sheet Data:
Cash and cash equivalents	$430.9	$220.9	$355.3	$211.8	$133.2
Goodwill	8,232.9	4,194.0	5,326.8	3,737.5	1,787.7
Other intangible assets	2,396.8	924.3	1,030.6	1,010.0	508.8
Total assets	13,997.6	7,500.4	9,794.6	7,630.6	4,189.0
Total long-term debt	3,253.3	2,514.5	4,275.4	3,009.5	2,564.1
Total FIS stockholders’ equity	8,308.9	3,532.8	3,781.2	3,142.7	694.6
Noncontrolling interest	209.7	164.2	14.2	13.0	13.1
Total equity	8,518.6	3,697.0	3,795.4	3,155.7	707.7
Cash dividends declared per share	$0.20	$0.20	$0.20	$0.20	$—

(1)	Our LPS business was spun-off as of July 2, 2008.

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)

2009
Processing and services revenues	$794.1	$829.2	$845.4	$1,300.8
Gross profit	175.8	206.4	224.0	362.7
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	49.9	87.6	101.6	(83.1)
Net earnings (loss) attributable to FIS common stockholders	33.0	59.2	67.6	(53.9)
Net earnings per share — basic attributable to FIS common stockholders	$0.17	$0.31	$0.35	$(0.14)
Net earnings per share — diluted attributable to FIS common stockholders	$0.17	$0.31	$0.35	$(0.14)
2008
Processing and services revenues	$825.6	$864.9	$879.2	$858.0
Gross profit	158.9	172.6	196.7	210.2
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	10.8	14.1	70.3	72.9
Net earnings attributable to FIS common stockholders	70.5	71.9	43.6	28.8
Net earnings per share — basic attributable to FIS common stockholders	$0.36	$0.37	$0.23	$0.15
Net earnings per share — diluted attributable to FIS common stockholders	$0.36	$0.37	$0.23	$0.15

(1)	The fourth quarter of 2009 includes a full quarter of results of operations relating to the Metavante acquisition, as well as the impairment charges and restructuring, integration and merger related charges addressed in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

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

Overview

FIS is a leading global provider of banking and payments technology solutions, processing services and information-based services. We offer financial institution core processing, card issuer and transaction processing services, including the NYCE Network. FIS is a member of Standard and Poor’s (S&P) 500® Index and consistently holds a leading ranking in the annual FinTech 100 rankings. As of December 31, 2009, FIS has more than 300 solutions serving over 14,000 financial institutions and business customers in over 100 countries spanning all segments of the financial services industry. We have four reporting segments: FSG, PSG, ISG and Corporate and

Other. A description of these segments is included above in Item 1. Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Approximately 85% of our revenue is derived from multiyear agreements and is considered recurring, which provides relative stability to our revenue stream. However, the condition of the overall economy can affect our revenue growth in a number of areas. A significant portion of our revenue is derived from transaction processing fees. As a result, lower deposit and card transactions associated with reduced consumer and commercial activity will adversely impact revenue. In addition, sales of software licenses and professional services, which represent approximately 15% of our revenue, can be regarded as discretionary spending by our customers and may contract when their capital budgets tighten. In light of the challenging revenue environment, we are seeking to manage our costs and capital expenditures prudently. Before consideration of the Metavante acquisition, we reduced both domestic headcount and capital expenditures in 2009 from 2008 levels.

We completed the Metavante merger on October 1, 2009. The combined Company is positioned to provide a comprehensive range of integrated solutions to its customers, and has greater geographic reach than any other provider in the industry, which will enhance service to the combined company’s customers. Management expects to realize cost and revenue synergies over the next twenty-four months.

As the payment market continues to evolve from paper-based to electronic, we continue to add new services responsive to this trend. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. In recent years, we have added a variety of stored-value card types, Internet banking, and electronic bill presentment/payment services, as well as a number of card enhancement and loyalty/reward programs. The common goal of these offerings continues to be convenience and security for the consumer coupled with value to the financial institution. The evolution to electronic transactions also intensifies the vulnerability to fraud, increasing the demand for our risk management solutions. At the same time, the use of checks continues to decline as a percentage of total point-of-sale payments, which negatively impacts our check warranty and item-processing businesses.

We compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to utilize our services under an outsourced arrangement or to process in-house under a software license and maintenance agreement. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of year to year economic changes on our results of operations. One of the current trends we expect to benefit from in the financial services industry is the migration to an outsourced model to improve profitability.

Consolidation within the banking industry may be beneficial or detrimental to our businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. We seek to mitigate the risks of consolidations by offering other competitive services, to take advantage of specific opportunities at the surviving company.

We believe that we are in the midst of one of the most difficult times that has ever existed for financial institutions, retailers and other businesses in the United States and internationally. We expect a continuation of bank failures in the next few years, which may be offset to a degree by somewhat decreased bank acquisition activity, which traditionally occurs in the banking sector. To date bank failures and forced government actions that have occurred have not been significant to our revenues, however, continuing or escalating bank failures and forced government actions could negatively impact our business. This exposure may be mitigated by incremental revenues we may generate from license fees or services associated with assisting surviving institutions with integrating acquired assets resulting from financial failures.

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

For an update on our Brazil card processing venture, see Note 20 to the Consolidated Financial Statements.

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

Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card processing services, other payment processing services, professional services, software licensing and software related services and products. Revenues are recognized when evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is considered probable. We are frequently a party to multiple concurrent contracts with the same customer. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated. Due to the large number, broad nature and average size of individual contracts we are party to, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations or financial position. However the broader accounting policy assumptions that we apply across similar arrangements or classes of customers could significantly influence the timing and amount of revenue recognized in our historical and future results of operations or financial position. Additional information about our revenue recognition policies is included in Note 3 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $41.8 million and $40.6 million at December 31, 2009 and 2008, respectively.

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

Historically, such estimation processes have proven to be materially accurate; however, our projections of probable check guarantee losses and anticipated recoveries are inherently uncertain, and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. We recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $83.3 million and $115.2 million, respectively, for the years ended December 31, 2009 and 2008. A ten percent difference in our estimated check guarantee loss reserve net of estimated recoveries as of December 31, 2009 could impact 2009 net earnings by less than $2.0 million after-tax.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2009 and 2008, computer software, net of accumulated amortization, was $932.7 million and $617.0 million, respectively. Purchased software is recorded at cost and amortized using the straight line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over its estimated useful life, ranging from 3 to 10 years. In determining useful lives, management considers historical results and technological trends which may influence the estimate. Amortization expense for computer software was $149.8 million, $149.9 million and $164.3 million in 2009, 2008 and 2007, respectively. Included in discontinued operations in the Consolidated Statement of Earnings was amortization expense on computer software of $14.8 million and $32.5 million for 2008 and 2007, respectively. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There are inherent uncertainties in determining the expected useful life or cash flows to be generated from computer software. While we have not historically experienced significant changes in these estimates we could be subject to such changes in the future.

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

We review the carrying value of goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The authoritative guidance requires us to perform a two-step impairment test on goodwill. First, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the present value of estimated future cash flows. If the fair value of a reporting unit exceeds the carrying value of the unit’s net assets, goodwill is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Additionally, we estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value.

Determining the fair value of a reporting unit or acquired intangible assets with indefinite lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions and other assumptions.

For the year ended December 31, 2009, our analysis of indefinite lived intangible assets did indicate an impairment of certain trademarks which are being discontinued as a result of the Company’s rebranding campaign initiated on October 1, 2009 following the acquisition of Metavante. Accordingly we recorded a pre-tax charge of $124.0 million in the fourth quarter of 2009. During the year ended December 31, 2008, we recorded a pre-tax impairment charge of $52.0 million to reduce the carrying value of a trademark related to our retail check business to its estimated fair value and included approximately $26.0 million of this charge in discontinued operations. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our financial statements.

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

Factors Affecting Comparability

Our Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:

•	On October 1, 2009, we acquired Metavante in a tax-free reorganization. Each outstanding share of Metavante common stock was converted into 1.35 shares, or approximately 163.6 million total shares, of FIS common stock. Outstanding Metavante stock options and other stock-based awards were converted into FIS stock options and stock-based awards using the same exchange ratio. The results of operations and financial position of Metavante are included in the Consolidated Financial Statements from and after the date of acquisition.

•	On July 2, 2008, we completed the LPS spin-off. The results of operations of the Lender Processing Services segment through the July 2, 2008 spin-off date are reflected as discontinued operations in the Consolidated Statements of Earnings for all periods presented.

•	On September 12, 2007, we acquired eFunds. eFunds provided risk management, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. In connection with this acquisition, we borrowed an additional $1.6 billion under our bank credit facilities. The results of operations and financial position of eFunds are included in the Consolidated Financial Statements from and after the date of acquisition.

•	On August 31, 2007, we completed the sale of one of our subsidiaries, Property Insight, to FNF, for $95.0 million in cash, realizing a pre-tax gain of $66.9 million ($42.1 million after-tax) which is reported as a discontinued operation in the consolidated statements of earnings. Property Insight was a leading provider of title plant services to FNF, as well as to various national and regional title insurance underwriters. Property Insight primarily managed, maintained, and updated the title insurance plants that are owned by FNF.

•	On July 3, 2007, we sold our 29% interest in Covansys to Computer Sciences Corporation (“CSC”) by exchanging our remaining 6.9 million shares of stock and 4.0 million warrants in Covansys for cash. We realized a pre-tax gain on sales of Covansys securities of $274.5 million in 2007.

As a result of the above transactions, the results of operations in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Consolidated Results of Operations
(in millions, except per share amounts)

	2009	2008	2007

Processing and services revenues	$3,769.5	$3,427.7	$2,892.9
Cost of revenues	2,800.6	2,689.3	2,315.3

Gross profit	968.9	738.4	577.6

Selling, general, and administrative expenses	554.1	388.6	302.5
Impairment charges	136.9	26.0	13.5

Operating income	277.9	323.8	261.6

Other income (expense):
Interest income	3.4	6.3	3.0
Interest expense	(134.0)	(163.5)	(190.2)
Gain on sale of investment in Covansys	—	—	274.5
Other income (expense), net	8.7	1.5	14.8

Total other income (expense)	(121.9)	(155.7)	102.1

Earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated entities	156.0	168.1	363.7
Provision for income taxes	52.1	53.3	128.4
Equity in earnings (losses) of unconsolidated entities	—	(0.2)	2.8

Earnings from continuing operations, net of tax	103.9	114.6	238.1
Earnings from discontinued operations, net of tax	4.6	104.9	323.0

Net earnings	108.5	219.5	561.1
Net (earnings) loss attributable to noncontrolling interest	(2.6)	(4.7)	0.1

Net earnings attributable to FIS	$105.9	$214.8	$561.2

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.43	$0.58	$1.23
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	0.02	0.54	1.68

Net earnings per share — basic attributable to FIS common stockholders	$0.45	$1.12	$2.91

Weighted average shares outstanding — basic	236.4	191.6	193.1

	2009	2008	2007

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.42	$0.57	$1.21
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	0.02	0.54	1.65

Net earnings per share — diluted attributable to FIS common stockholders	$0.44	$1.11	$2.86

Weighted average shares outstanding — diluted	239.4	193.5	196.5

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$101.3	$110.5	$237.2
Earnings from discontinued operations, net of tax	4.6	104.3	324.0

Net earnings attributable to FIS	$105.9	$214.8	$561.2

Processing and Services Revenues

Processing and services revenues totaled $3,769.5 million, $3,427.7 million and $2,892.9 million in 2009, 2008 and 2007, respectively. The increase in revenue during 2009 of $341.8 million, or 10.0% as compared to 2008 is primarily attributable to the impact of the Metavante acquisition, which contributed fourth quarter revenues of $404.1 million, partially offset by $53.7 million in unfavorable foreign currency impact resulting from a strengthening of the U.S. Dollar and other items referred to in the segment discussion below. The increase in revenue during 2008 of $534.8 million, or 18.5% as compared to 2007 is primarily attributable to the impact of the eFunds acquisition, which contributed year over year incremental revenues of $396.3 million. Additionally our Brazilian card processing venture, the (“Brazilian Venture”) had a year over year increase in revenue of $87.7 million for 2008.

Cost of Revenues and Gross Profit

Cost of revenues totaled $2,800.6 million, $2,689.3 million and $2,315.3 million in 2009, 2008 and 2007, respectively, resulting in gross profit of $968.9 million, $738.4 million and $577.6 million in 2009, 2008 and 2007, respectively. Gross profit as a percentage of revenues (“gross margin”) was 25.7%, 21.5% and 20.0% in 2009, 2008 and 2007, respectively. The increase in cost of revenues of $111.3 million in the 2009 period as compared to the 2008 period is directly attributable to the revenue variances addressed above. The increase in gross margin of 420 basis points for 2009 over 2008 was driven by the Company’s continued effort to reduce costs and improve operating efficiency, coupled with the initial results from the synergy initiatives associated with the Metavante merger. The increase in cost of revenues of $374.0 million in the 2008 period as compared to the 2007 period is directly attributable to revenue growth across our three operating segments. The increase in gross margin of 150 basis points for 2008 over 2007 was driven by the growth of higher margin sales and gained efficiencies relating to the integration of eFunds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $554.1 million, $388.6 million and $302.5 million for 2009, 2008 and 2007, respectively. The increase of $165.5 million in 2009 as compared to 2008 was primarily due to: (a) restructuring, integration and merger related charges, including professional and advisory fees, severance, incentive bonuses and lease adjustments contributing $108.5 million of the year-over-year increase and (b) incremental costs associated with the Metavante acquisition. Stock-based compensation increased from $51.6 million in 2008 to $71.0 million in 2009. Stock-based compensation in the 2009 period included vesting acceleration charges of $29.2 million due to change in control provisions triggered by the Metavante acquisition and $4.5 million for new merger related grants. By comparison, the 2008 period included charges of $14.1 million for the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds acquisition and $2.6 million relating to the acceleration, upon termination, of certain unvested executive stock awards. The increase of $86.1 million in 2008 as compared to 2007 primarily relates to the incremental costs from the eFunds acquisition, as well as increased stock compensation costs, additional restructuring and integration charges, and charges associated with the LPS spin-off. Stock-based compensation increased from $24.9 million in 2007 to $51.6 million in 2008. The $26.7 million increase in stock-based compensation is mainly attributable to the 2008 acceleration charges noted above. The remaining increase is attributable to $21.0 million of additional restructuring and integration charges and $9.3 million in charges associated with the spin-off of LPS as compared to $6.0 million and $0.5 million of such charges, respectively in 2007.

Impairment Charges

Impairment charges totaled $136.9 million, $26.0 million and $13.5 million for 2009, 2008 and 2007, respectively. The 2009 charges relate primarily to the introduction of a new brand identity in conjunction with the Metavante merger, giving rise to the impairment of a number of previously acquired trademarks. The 2009 period also included charges related to impairment of certain capitalized software assets totaling approximately $12.9 million. The 2008 period included charges of $26.0 million to reduce the carrying value of a trademark related to our retail check business to its estimated fair value. The 2007 period included impairment charges of $13.5 million to write-off impaired software assets.

Operating Income

Operating income totaled $277.9 million, $323.8 million and $261.6 million for 2009, 2008 and 2007, respectively. Operating income as a percentage of revenue (“operating margin”) was 7.4%, 9.4% and 9.0% for 2009, 2008 and 2007, respectively. The decrease in operating margin for 2009 as compared to the 2008 and 2007 periods is primarily attributable to the impairment charges noted above and increased restructuring, integration and merger related charges relating to the Metavante acquisition.

Interest Expense

Interest expense totaled $134.0 million, $163.5 million and $190.2 million for 2009, 2008 and 2007, respectively. The decrease of $29.5 million in interest expense in 2009 as compared to 2008 results from: (a) lower interest rates on our debt; (b) a $9.3 million make-whole premium in 2008 on the redemption of the eFunds Notes; and (c) the $12.4 million write-off of debt issuance costs in 2008 associated with the Term Loan B retired in conjunction with the LPS spin-off. The decrease of $26.7 million in interest expense in 2008 as compared to 2007 is the result of a reduction of $1.6 billion in debt associated with the LPS spin-off on July 2, 2008 and the inclusion of $27.2 million in write-offs of capitalized debt issuance costs relating to our prior credit facility during 2007, partially offset by the 2008 write-off of debt issuance costs noted in (c) above.

Provision for Income Taxes

Income tax expense from continuing operations totaled $52.1 million, $53.3 million and $128.4 million for 2009, 2008 and 2007, respectively. This resulted in an effective tax rate on continuing operations of 33.4%, 31.7% and 35.3% for 2009, 2008 and 2007, respectively. The net change in the 2009 period overall effective tax rate is primarily related to the impact of the LPS spin-off in the 2008 period. The decrease in tax expense for the 2008 period as compared to the 2007 period is attributable to the 2007 gain on sale of Covansys common stock and warrants, partially offset by increased operating income in the 2008 period. The decrease in the 2008 overall effective tax rate is primarily related to state tax benefits and benefits related to research and development credits. Additionally, our overall effective tax rate is lower than the effective statutory rates driven in part by the impact of our international operations.

Net Earnings from Continuing Operations Attributable to FIS Common Stockholders

Net earnings from continuing operations attributable to FIS common stockholders totaled $101.3 million, $110.5 million and $237.2 million for 2009, 2008 and 2007, respectively, or $0.42, $0.57 and $1.21 per diluted share, respectively, due to the factors described above.

Segment Results of Operations

Financial Solutions Group

	2009	2008	2007
	(In millions)

Processing and services revenues	$1,260.0	$1,135.8	$979.6

Operating income	$417.7	$352.2	$182.1

Operating margin	33.2%	31.0%	18.6%

Revenues for FSG totaled $1,260.0 million, $1,135.8 million and $979.6 million for 2009, 2008 and 2007, respectively. The overall segment increase of $124.2 million in 2009 as compared to 2008 resulted primarily from incremental fourth quarter Metavante revenues of $154.2 million, partially offset by lower software license and professional services revenue. The overall segment increase of $156.2 million in 2008 as compared to 2007 resulted primarily from the impact of the eFunds acquisition that occurred on September 12, 2007 and organic growth within our existing business. Incremental revenue from the eFunds acquisition contributed a year over year increase of $143.3 million.

Operating income for FSG totaled $417.7 million, $352.2 million and $182.1 million for 2009, 2008 and 2007, respectively. Operating margin was approximately 33.2%, 31.0% and 18.6% for 2009, 2008 and 2007, respectively. The increase in 2009 as compared to 2008 primarily resulted from the fourth quarter impact of the Metavante acquisition and increased operating margins due to current year targeted cost reductions. The increase in 2008 as compared to 2007 primarily resulted from increased operating margins due to targeted cost reductions coupled with the relatively higher margin on the additional revenues from the eFunds acquisition.

Payment Solutions Group

	2009	2008	2007
	(In millions)

Processing and services revenues	$1,741.9	$1,526.3	$1,303.2

Operating income	$475.6	$353.8	$291.8

Operating margin	27.3%	23.2%	22.4%

Revenues for PSG totaled $1,741.9 million, $1,526.3 million and $1,303.2 million for 2009, 2008 and 2007, respectively. The overall segment increase of $215.6 million in 2009 as compared to 2008 resulted primarily from incremental fourth quarter Metavante revenues of $258.1 million, partially offset by reduced termination fees and lower item processing, prepaid card and retail check activity. The overall segment increase of $223.1 million in 2008 as compared to 2007 resulted primarily from the impact of the eFunds acquisition, which contributed year over year incremental revenue of $210.5 million.

Operating income for PSG totaled $475.6 million, $353.8 million and $291.8 million for 2009, 2008 and 2007, respectively. Operating margin was approximately 27.3%, 23.2% and 22.4% for 2009, 2008 and 2007, respectively. The increase in the 2009 period as compared to the 2008 period primarily resulted from increased operating efficiencies and targeted cost reductions.

International Solutions Group

	2009	2008	2007
	(In millions)

Processing and services revenues	$782.7	$768.1	$613.7

Operating income	$114.2	$68.7	$57.3

Operating margin	14.6%	8.9%	9.3%

Revenues for ISG totaled $782.7 million, $768.1 million and $613.7 million for 2009, 2008 and 2007, respectively. The overall segment increase of $14.6 million in 2009 as compared to 2008 primarily resulted from an increase in core processing revenue driven by strong services revenue and volumes in the Asia Pacific and EMEA regions and payments revenue driven by organic growth across all regions and nominal incremental revenues from Metavante, partially offset by unfavorable currency effects of $53.7 million. The overall segment increase of $154.4 million in 2008 as compared to 2007 primarily resulted from increased revenue in our Brazilian Venture and incremental revenues due to the eFunds acquisition, partially offset by unfavorable currency effects of $28.2 million. The Brazilian Venture had a 2008 year over year increase in revenues of $87.7 million and the eFunds acquisition contributed year over year incremental revenue of $41.5 million.

Operating income for ISG totaled $114.2 million, $68.7 million and $57.3 million for 2009, 2008 and 2007, respectively. Operating margin was 14.6%, 8.9% and 9.3% for 2009, 2008 and 2007, respectively. The increase in operating income and margin in 2009 as compared to 2008 primarily results from improved scale and efficiencies within operations.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $729.6 million, $450.9 million and $269.6 million in 2009, 2008 and 2007, respectively. The overall Corporate and Other increase of $278.7 million for 2009 as compared to 2008 is primarily due to the restructuring, integration and merger related charges, impairment charges to trademarks and certain capitalized software assets and incremental costs associated with the Metavante acquisition as addressed above under total Company Selling, General and Administrative Expenses and Impairment Charges. The overall Corporate and Other increase of $181.3 million for 2008 as compared to 2007 is attributable to the effect of incremental expenses related to the eFunds acquisition, additional stock-based compensation expense, incremental restructuring and integration charges and costs associated with the LPS spin-off. The significant components of the 2008 variance as compared to 2007 are also addressed above under total Company Selling, General and Administrative Expenses and Impairment Charges.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.

At December 31, 2009, we had cash and cash equivalents of $430.9 million and debt of $3,253.3 million, including the current portion. Of the $430.9 million cash and cash equivalents, approximately $195.4 million is held by our operations in foreign jurisdictions. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.

We currently pay a $0.05 per common share dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share is payable March 30, 2010 to shareholders of record as of the close of business on March 16, 2010.

Cash Flows from Operations

Cash flows from operations were $714.1 million, $596.4 million and $463.5 million in 2009, 2008 and 2007 respectively. Cash flows from operations in 2008 include cash flows from LPS of $136.7 million. Excluding the 2008 impact of LPS, cash flows from operations increased by $254.4 million due to higher earnings before consideration of the impairment charges, better working capital management during the 2009 period and the collection of $73.5 million of receivables retained after the sale of Certegy Australia Ltd. Cash flows from operations for 2007 were reduced by tax liability payments of $106.6 million relating to the gain on sale of our investment in Covansys and a $47.5 million reduction in taxes payable due to stock option exercises.

Capital Expenditures

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $212.5 million, $255.4 million and $343.3 million on capital expenditures during the years ended December 31, 2009, 2008 and 2007 respectively, including approximately $25.4 million during the 2008 period related to discontinued operations including LPS prior to the spin-off. We expect to spend approximately 5%-6% of 2010 revenue on capital expenditures.

Financing

On January 18, 2007, we entered into a five-year syndicated unsecured credit agreement (the “FIS Credit Agreement”). The FIS Credit Agreement provides total committed capital of $3,000.0 million comprised of $2,100.0 million of term notes (the “Term Loan A”) and $900.0 million of revolving capacity (the “Revolving Loan”). The Revolving Loan is bifurcated into two tranches; a $165.0 million tranche that allows borrowings in U.S. Dollars only and a $735.0 million multicurrency tranche that allows borrowings in U.S. Dollars, Euros, British Pounds Sterling, and Australian Dollars. The multicurrency tranche of the Revolving Loan includes a sublimit of $250.0 million for swing line loans and a $250.0 million sublimit for the issuance of letters of credit. In addition, the FIS Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600.0 million.

To facilitate our acquisition of eFunds, on July 30, 2007, we executed an amendment to the FIS Credit Agreement to increase the permitted maximum principal of uncommitted incremental loans from $600.0 million to $2,100.0 million and converted the facility from unsecured to secured. On September 12, 2007, the amendment became effective, and we entered into a joinder agreement to obtain $1,600.0 million of term loans (the “Term Loan B”). On July 2, 2008, in conjunction with the spin-off of Lender Processing Services, Inc., $1,585.0 million, the then outstanding principal balance of Term Loan B was retired.

On November 1, 2007, Metavante entered into a credit agreement (the “MV Credit Agreement”) for an aggregate principal amount of $2,000.0 million comprised of $1,750.0 million of seven-year term loans (the “MV Term Loan”) and a six-year revolving capacity of $250.0 million (the “MV Revolving Loan”). Immediately preceding the merger of FIS and Metavante, the outstanding balances of the MV Term Loan and MV Revolving Loan were $1,723.8 million and $0, respectively.

On October 1, 2009, contemporaneous with the closing of the Metavante merger, FIS obtained $500.0 million of term loans (the “Term Loan C”), utilizing the $500.0 million of remaining uncommitted incremental loans under the September 12, 2007 amendment of the FIS Credit Agreement. FIS exchanged the $500.0 million of Term Loan C for $500.0 million of the MV Term Loan (which portion was subsequently cancelled). In addition, on October 1, 2009, FIS purchased $423.8 million of the remaining MV Term Loan, which loans were deemed to be contemporaneously cancelled. After giving effect to the exchange, purchase and cancellation, the aggregate principal amount of the MV Term Loan outstanding as of October 1, 2009 was $800.0 million.

Also on October 1, 2009, FIS entered into an agreement to sell certain of its accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable and financing entity (the “SPV”), which is exclusively engaged in purchasing receivables from FIS. The SPV funds its purchases, in part, by selling interests in the accounts receivables to a syndicate of financial institution purchasers in exchange for up to $145.0 million in capital funding (provided, however, that if FIS obtains additional commitments from new or existing purchasers, the aggregate amount may be increased by up to an additional $55.0 million, to an overall aggregate capital amount of $200.0 million). The sales to the purchasers do not qualify for sale treatment as we maintain effective control over the receivables that are sold. Thus, the SPV is included in our consolidated financial statements. At December 31, 2009, there was no outstanding capital under the accounts receivable facility.

We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A of $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of $1.522.5 million payable on January 18, 2012. As of December 31, 2009, there are no longer any mandatory quarterly principal payments on the Term Loan C as these requirements have been fulfilled in full due to principal prepayments made during the quarter ended December 31, 2009. The remaining principal balance of the Term Loan C is payable on January 18, 2012. We must make quarterly principal payments on the MV Term Loan in the amount of $2.0 million on the first business day of each February, May, August, and November with the balance of $759.4 million payable on November 1, 2014.

The following table summarizes the mandatory annual principal payments on the FIS Credit Agreement and MV Credit Agreement as of December 31, 2009 (in millions):

	Term A	Term C	MV Term
	Loan	Loan	Loan	Total

2010	$210.0	$—	$8.1	$218.1
2011	157.5	—	8.1	165.6
2012	1,522.5	200.0	8.1	1,730.6
2013	—	—	8.1	8.1
2014	—	—	765.6	765.6

Total	$1,890.0	$200.0	$798.0	$2,888.0

The FIS Credit Agreement, MV Credit Agreement, and AR Facility are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all covenants related to the credit facilities at December 31, 2009.

As of December 31, 2009, one financial institution that was a lender under one of our credit facilities had failed, thereby reducing the amount of revolving capacity available to us under our Revolving Loan by an immaterial amount. No other financial institutions that are lenders under any of our credit facilities have failed to date. We continue to monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan and AR Facility are comprised of a diversified set of financial institutions both domestic and international. The combined commitments of our top 10 lenders comprise about 67% of our Revolving Loan and AR Facility. The failure of any single lender to perform their obligations under the Revolving Loan and/or the AR Facility would not adversely impact our ability to fund operations. If the single largest lender were to simultaneously default under the terms of both the FIS Credit Agreement (impacting the capacity of the Revolving Loan) and the AR Facility, the maximum loss of available capacity on the undrawn portion of these agreements would be about $117.6 million. As of December 31, 2009, the combined undrawn capacity of the Revolving Loan and the AR Facility was $703.4 million.

As of December 31, 2009, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (see Item 7A).

Private Placement Investment

On October 1, 2009, pursuant to an investment agreement with Thomas H. Lee Partners, L.P. (“THL”) and FNF dated as of March 31, 2009, FIS issued and sold (a) to THL in a private placement 12.9 million shares of FIS common stock for an aggregate purchase price of approximately $200.0 million and (b) to FNF in a private placement 3.2 million shares of FIS common stock for an aggregate purchase price of approximately $50.0 million. FIS paid each of THL and FNF a transaction fee equal to 3% of their respective investments. The investment agreement provides that neither THL nor FNF may transfer the shares purchased in the investments, subject to limited exceptions, for 180 days after the closing.

Contractual Obligations

FIS’ long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2009 (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$236.7	$179.7	$2,066.6	$8.1	$765.7	$—	$3,256.8	(1)
Operating leases	73.2	56.3	39.1	28.0	19.3	71.1	287.0
Data processing and maintenance and purchase commitments	125.6	54.3	43.1	33.4	33.4	85.7	375.5

Total	$435.5	$290.3	$2,148.8	$69.5	$818.4	$156.8	$3,919.3

(1)	Does not take into account $3.5 million fair value discount recorded for Metavante Term Loan.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs are to be recognized separately. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. All business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. In April 2009, the FASB amended and clarified the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, the existing guidance for contingencies and other authoritative literature should be followed. This new guidance is effective for periods beginning on or after December 15, 2008, and applies to business combinations occurring after the effective date. The Company has applied the provisions to the Metavante combination, and will apply the provisions prospectively for any future business combinations.

In December 2007, the FASB issued new guidance relative to noncontrolling interests (sometimes called minority interests), requiring: (1) that noncontrolling interests be presented as a component of equity on the balance sheet; (2) that the amount of net earnings attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the Consolidated Statement of Earnings; and (3) expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of subsidiaries. The Company adopted the presentation and disclosure requirements as of January 1, 2009, with retrospective application for all periods presented.

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

In September 2009, the FASB amended ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) of standalone selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of this new guidance. Additional disclosure will be required about multiple-element revenue arrangements, as well as qualitative and quantitative disclosure about the effect of the change. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a fiscal year or applied retrospectively to the beginning of a fiscal year. The Company adopted this guidance prospectively as of January 1, 2010. The effect of the change for FIS will be a function of the new contracts entered into or materially modified after adoption, and relates primarily to arrangements that include software licenses with other service elements. Management expects this guidance to result in a modest increase in revenue in the year of adoption related to revenue that would have been deferred under the existing authoritative literature.

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

Interest Rate Risk

At the present time, our only material market risk-sensitive instruments are our debt and related interest rate swaps. We have issued debt that bears interest at floating rates. We use interest rate swaps for the purpose of managing our interest expense on the mix of fixed and floating rate debt. We manage interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, we reduce risk through the purchase of derivatives.

As of December 31, 2009, we are paying interest on our Term Loan A at LIBOR plus 0.88%, on our Metavante Term Loan at LIBOR plus 3.25%, on our Term Loan C at LIBOR plus 4.25%, and on our Revolving Loan at LIBOR plus 0.70%. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we calculate the impact of our interest rate swaps, by $7.0 million (based on principal amounts outstanding at December 31, 2009). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2009, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of December 31, 2009 and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loan A outstanding as of December 31, 2008, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $3.9 million.

As of December 31, 2009, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

				Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount		Variable Rate of	Fixed Rate of

April 11, 2007	April 11, 2010	$850.0		1 Month Libor(4)	4.92%(5)
April 11, 2010	April 11, 2011	200.0		1 Month Libor(4)	0.76%(5)
October 20, 2009	April 20, 2011	400.0		1 Month Libor(4)	0.99%(5)
October 20, 2009	April 20, 2011	300.0		1 Month Libor(4)	0.99%(5)
February 1, 2010	May 1, 2011	250.0		1 Month Libor(4)	0.75%(5)
February 1, 2010	May 1, 2011	150.0		1 Month Libor(4)	0.74%(5)
December 11, 2009	June 13, 2011	200.0		1 Month Libor(4)	0.91%(5)
February 1, 2008	February 1, 2012	600.0	(1)	3 Month Libor(2)	3.87%(3)
February 1, 2008	February 1, 2012	200.0		3 Month Libor(2)	3.44%(3)

		$3,150.0

(1)	Notional value amortizes to $400.0 million on February 1, 2010 and $200.0 million on February 1, 2011.

(2)	0.25% in effect at December 31, 2009.

(3)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin of 3.25%. These swaps were acquired in the Metavante merger. While the payments are fixed, interest expense associated with these swaps is recorded based on the floating rate curve established as of the acquisition date.

(4)	0.23% in effect at December 31, 2009.

(5)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin to our bank lenders on the Term Loan A of 0.88%, Term Loan C of 4.25% and the Revolving Loan of 0.70% (plus a facility fee of 0.18%) as of December 31, 2009.

We have designated these interest rate swaps as cash flow hedges. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term and Revolving Loans. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps.

Foreign Currency Risk

Our exposure to foreign currency exchange risks arises from our non-U.S. operations generally, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than U.S. dollars. Our international operations generated approximately $782.7 million in revenues during the year ended December 31, 2009, of which approximately $605.1 million was denominated in currencies other than the U.S. Dollar. The major currencies that we are exposed to are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have had the following effects on our reported revenues for the years ended December 31, 2009 and 2008 (in millions):

Currency	2009	2008

Real	$28.2	$26.0
Euro	19.1	19.6
Pound Sterling	6.4	8.4

Total Impact	$53.7	$54.0

The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations’ revenues and expenses are generally denominated in local currency which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes.

Item 8.	Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Information Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 26, 2010
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 6 to the consolidated financial statements, the Company completed a merger with Metavante Technologies, Inc. on October 1, 2009.

/s/  KPMG LLP

February 26, 2010
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(In millions, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$430.9	$220.9
Settlement deposits	50.8	31.4
Trade receivables, net	765.4	513.0
Settlement receivables	62.5	52.1
Other receivables	30.9	121.1
Receivable from related parties	32.0	35.2
Prepaid expenses and other current assets	141.2	115.1
Deferred income taxes	80.9	77.4
Assets held for sale	71.5	—

Total current assets	1,666.1	1,166.2

Property and equipment, net	375.9	272.6
Goodwill	8,232.9	4,194.0
Intangible assets, net	2,396.8	924.3
Computer software, net	932.7	617.0
Deferred contract costs	261.4	241.2
Long term note receivable from FNF	—	5.5
Other noncurrent assets	131.8	79.6

Total assets	$13,997.6	$7,500.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$523.2	$386.2
Due to Brazilian venture partners	73.0	58.6
Settlement payables	122.3	83.3
Current portion of long-term debt	236.7	105.5
Deferred revenues	279.5	182.9

Total current liabilities	1,234.7	816.5
Deferred revenues	104.8	86.7
Deferred income taxes	915.9	332.7
Long-term debt, excluding current portion	3,016.6	2,409.0
Other long-term liabilities	207.0	158.5

Total liabilities	5,479.0	3,803.4

Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200.0 shares authorized, none issued and outstanding at December 31, 2009 and 2008	—	—
Common stock $0.01 par value; 600.0 shares authorized, 381.1 and 200.2 shares issued at December 31, 2009 and 2008, respectively	3.8	2.0
Additional paid in capital	7,345.1	2,959.8
Retained earnings	1,134.6	1,076.1
Accumulated other comprehensive earnings (loss)	82.2	(102.3)
Treasury stock, $0.01 par value, 6.6 and 9.3 shares at December 31, 2009 and 2008, respectively	(256.8)	(402.8)

Total FIS stockholders’ equity	8,308.9	3,532.8
Noncontrolling interest	209.7	164.2

Total equity	8,518.6	3,697.0

Total liabilities and equity	$13,997.6	$7,500.4

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In millions, except per share amounts)

Processing and services revenues (for related party activity see note 5)	$3,769.5	$3,427.7	$2,892.9
Cost of revenues (for related party activity see note 5)	2,800.6	2,689.3	2,315.3

Gross profit	968.9	738.4	577.6

Selling, general, and administrative expenses (for related party activity see note 5)	554.1	388.6	302.5
Impairment charges	136.9	26.0	13.5

Operating income	277.9	323.8	261.6

Other income (expense):
Interest income	3.4	6.3	3.0
Interest expense	(134.0)	(163.5)	(190.2)
Gain on sale of investment in Covansys	—	—	274.5
Other income, net	8.7	1.5	14.8

Total other income (expense)	(121.9)	(155.7)	102.1

Earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated entities	156.0	168.1	363.7
Provision for income taxes	52.1	53.3	128.4
Equity in earnings (losses) of unconsolidated entities	—	(0.2)	2.8

Earnings from continuing operations, net of tax	103.9	114.6	238.1
Earnings from discontinued operations, net of tax	4.6	104.9	323.0

Net earnings	108.5	219.5	561.1
Net (earnings) loss attributable to noncontrolling interest	(2.6)	(4.7)	0.1

Net earnings attributable to FIS	$105.9	$214.8	$561.2

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.43	$0.58	$1.23
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	0.02	0.54	1.68

Net earnings per share — basic attributable to FIS common stockholders	$0.45	$1.12	$2.91

Weighted average shares outstanding — basic	236.4	191.6	193.1

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.42	$0.57	$1.21
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	0.02	0.54	1.65

Net earnings per share — diluted attributable to FIS common stockholders	$0.44	$1.11	$2.86

Weighted average shares outstanding — diluted	239.4	193.5	196.5

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$101.3	$110.5	$237.2
Earnings from discontinued operations, net of tax	4.6	104.3	324.0

Net earnings attributable to FIS	$105.9	$214.8	$561.2

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Earnings
Years ended December 31, 2009, 2008 and 2007

			Amount
			FIS Stockholders
						Accumulated
						Other
	Number of Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid In	Retained	Earnings	Treasury	Noncontrolling	Comprehensive	Total
	Shares	Shares	Stock	Capital	Earnings	(Loss)	Stock	Interest	Earnings	Equity
	(In millions)

Balances, December 31, 2006	197.4	(6.4)	$2.0	$2,879.2	$377.0	$45.0	$(160.5)	$13.0	$—	$3,155.7
Effect of fair valuing stock options assumed in the eFunds acquisition	—	—	—	37.7	—	—	—	—	—	37.7
Espiel, Inc. acquisition	0.1	—	—	6.0	—	—	—	—	—	6.0
Exercise of stock options	1.5	3.7	—	28.8	—	—	28.9	—	—	57.7
Tax benefit associated with exercise of stock options	—	—	—	47.5	—	—	—	—	—	47.5
Stock-based compensation	—	—	—	39.0	—	—	—	—	—	39.0
Cash dividends declared ($0.20 per share)	—	—	—	—	(38.7)	—	—	—	—	(38.7)
Purchases of treasury stock	—	(1.6)	—	—	—	—	(80.3)	—	—	(80.3)
Other	—	—	—	—	—	—	—	1.3	—	1.3
Comprehensive earnings:
Net earnings	—	—	—	—	561.2	—	—	(0.1)	561.1	561.1
Other comprehensive earnings, net of tax:
Pension liability adjustment	—	—	—	—	—	(2.2)	—	—	(2.2)	(2.2)
Unrealized gain on Covansys warrants, net of tax	—	—	—	—	—	7.6	—	—	7.6	7.6
Reclassification adjustments for realized losses on Covansys warrants included in net earnings, net of tax	—	—	—	—	—	(14.3)	—	—	(14.3)	(14.3)
Unrealized loss on investments and derivatives, net	—	—	—	—	—	(28.6)	—	—	(28.6)	(28.6)
Unrealized gain on foreign currency translation	—	—	—	—	—	45.9	—	—	45.9	45.9

Comprehensive earnings									$569.5

Balances, December 31, 2007	199.0	(4.3)	$2.0	$3,038.2	$899.5	$53.4	$(211.9)	$14.2		$3,795.4

LPS spin-off	—	—	—	(105.0)	—	—	—	—	—	(105.0)
Issuance of restricted stock	1.2	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	1.1	—	(26.0)	—	—	45.2	—	—	19.2
Stock-based compensation	—	—	—	60.7	—	—	—	—	—	60.7
Cash dividends declared ($0.20 per share) and other	—	—	—	—	(38.2)	—	—	—	—	(38.2)
Purchases of treasury stock	—	(6.1)	—	—	—	—	(236.1)	—	—	(236.1)
Brazilian card processing venture	—	—	—	—	—	—	—	153.3		153.3
Other	—	—	—	(8.1)	—	—	—	(8.0)	—	(16.1)
Comprehensive earnings:
Net earnings	—	—	—	—	214.8	—	—	4.7	219.5	219.5
Other comprehensive earnings, net of tax:
Pension liability adjustment	—	—	—	—	—	(4.0)	—	—	(4.0)	(4.0)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Earnings — (Continued)
Years ended December 31, 2009, 2008 and 2007

			Amount
			FIS Stockholders
						Accumulated
						Other
	Number of Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid In	Retained	Earnings	Treasury	Noncontrolling	Comprehensive	Total
	Shares	Shares	Stock	Capital	Earnings	(Loss)	Stock	Interest	Earnings	Equity
	(In millions)

Unrealized loss on investments and derivatives, net	—	—	—	—	—	(27.9)	—	—	(27.9)	(27.9)
Unrealized loss on foreign currency translation	—	—	—	—	—	(123.8)	—	—	(123.8)	(123.8)

Comprehensive earnings									$63.8

Balances, December 31, 2008	200.2	(9.3)	$2.0	$2,959.8	$1,076.1	$(102.3)	$(402.8)	$164.2		$3,697.0

Shares issued Metavante acquisition	163.6	—	$1.6	$4,181.9	—	—	—	—	—	$4,183.5
Shares issued to FNF and THL	16.1	—	0.2	241.5	—	—	—	—	—	241.7
Noncontrolling interest assumed through Metavante acquisition	—	—	—	—	—	—	—	23.4	—	23.4
Issuance of restricted stock	1.2	—	—	4.3	—	—	—	—		4.3
Exercise of stock options	—	3.7	—	(121.7)	—	—	171.0	—	—	49.3
Shares held for taxes	—	(1.0)	—	—	—	—	(25.0)	—	—	(25.0)
Tax benefit associated with exercise of stock options	—	—	—	2.8	—	—	—	—	—	2.8
Stock-based compensation	—	—	—	71.0	—	—	—	—	—	71.0
Cash dividends declared ($0.20 per share) and other	—	—	—	—	(47.4)	—	—	(2.3)	—	(49.7)
Brazilian card processing venture	—	—	—	5.5	—	—	—	5.2	10.7	10.7
Comprehensive earnings:
Net Earnings	—	—	—	—	105.9	—	—	2.6	108.5	108.5
Other comprehensive earnings, net of tax:
Pension liability adjustment	—	—	—	—	—	(0.2)	—	—	(0.2)	(0.2)
Unrealized gain on investments and derivatives, net	—	—	—	—	—	47.6	—	—	47.6	47.6
Unrealized gain on foreign currency translation	—	—	—	—	—	137.1	—	16.6	153.7	153.7

Comprehensive earnings									$320.3

Balances, December 31, 2009	381.1	(6.6)	$3.8	$7,345.1	$1,134.6	$82.2	$(256.8)	$209.7		$8,518.6

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In millions)

Cash flows from operating activities:
Net earnings	$108.5	$219.5	$561.1
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	434.0	439.4	483.3
Amortization of debt issue costs	5.0	16.8	30.6
Asset impairment charges	136.9	26.0	13.5
Gain on sale of Covansys stock	—	—	(274.5)
Gain on sale of Property Insight	—	—	(66.9)
(Gain) loss on sale of other assets	8.0	33.6	(4.8)
Gain on pension settlement	—	—	(12.1)
Stock-based compensation	71.0	60.7	39.0
Deferred income taxes	26.4	35.6	17.9
Tax benefit associated with exercise of stock options	(2.8)	—	(47.5)
Equity in (earnings) losses of unconsolidated entities	—	2.3	(0.9)
Changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Net decrease (increase) in trade receivables	92.7	(39.1)	(161.6)
Net decrease (increase) in settlement receivables	5.3	8.1	(8.3)
Net decrease (increase) in prepaid expenses and other assets	30.7	(12.7)	(70.1)
Net increase in deferred contract costs	(58.7)	(62.1)	(57.9)
Net increase (decrease) in deferred revenue	50.3	9.6	(11.5)
Net increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(193.2)	(141.3)	34.2

Net cash provided by operating activities	714.1	596.4	463.5

Cash flows from investing activities:
Additions to property and equipment	(52.5)	(76.7)	(113.8)
Additions to capitalized software	(160.0)	(178.7)	(229.5)
Collection of FNF note	5.9	—	—
Proceeds from sale of Covansys stock	—	—	430.2
Investment in Brazilian card processing venture	—	(25.7)	—
Net proceeds from sale of company assets	19.5	32.6	96.2
Acquisitions, net of cash acquired	435.9	(19.9)	(1,729.0)
Other investing activities	—	(4.7)	—

Net cash provided by (used in) investing activities	248.8	(273.1)	(1,545.9)

Cash flows from financing activities:
Borrowings	4,619.0	5,160.0	4,300.3
Debt service payments	(5,606.1)	(5,337.3)	(3,032.7)
Capitalized debt issuance costs	(2.0)	—	(29.4)
Stock issued under investment agreement for Metavante acquisition	241.7	—	—
Tax benefit associated with exercise of stock options	2.8	—	47.5
Exercise of stock options	24.3	19.2	57.7
Treasury stock purchases	—	(236.1)	(80.3)
Dividends paid	(49.7)	(38.2)	(38.7)
Cash transferred in LPS spin-off	—	(20.8)	—
Noncontrolling interest contribution to Brazilian card processing venture	—	14.8	—

Net cash provided by (used in) financing activities	(770.0)	(438.4)	1,224.4

Effect of foreign currency exchange rates on cash	17.1	(19.3)	1.5
Net increase (decrease) in cash and cash equivalents	210.0	(134.4)	143.5
Cash and cash equivalents, beginning of year	220.9	355.3	211.8

Cash and cash equivalents, end of year	$430.9	$220.9	$355.3

Cash paid for interest	$155.1	$197.5	$201.3

Cash paid for taxes	$133.3	$57.4	$282.6

Noncash distribution of net assets of LPS	$—	$84.2	$—

Retirement of Term Loan B in connection with LPS spin-off	$—	$1,585.0	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless stated otherwise or the context otherwise requires all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; all references to Metavante are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS (Note 6); all references to “Old FNF” are to Fidelity National Financial, Inc., which owned a majority of the Company’s shares through November 9, 2006; all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective; and all references to “LPS” are to Lender Processing Services, Inc., a former wholly owned subsidiary of FIS which was spun-off as a separate publicly traded company on July 2, 2008 (Note 4).

(1)	Basis of Presentation

FIS is a leading global provider of banking and payments technology solutions, processing services and information-based services. On February 1, 2006, the Company completed a merger with Certegy (the “Certegy Merger”) which was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of Certegy. In form, Certegy was the legal acquirer in the Certegy Merger and the continuing registrant for Securities and Exchange Commission (the “SEC”) reporting purposes. However, due to the majority ownership in the combined entity held by FIS shareholders, FIS was designated the acquirer for accounting purposes and, effective on the Certegy Merger date, the historical financial statements of FIS became the historical financial statements of the continuing registrant for all periods prior to the Certegy Merger. Immediately after the Certegy Merger, the name of the SEC registrant was changed to Fidelity National Information Services, Inc.

Subsequent to the LPS spin-off, we began reporting the results of our operations in four new reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other. All prior periods presented have been conformed to reflect the segment changes.

(2)	Combination with Old FNF

On June 25, 2006, the Company entered into an agreement and plan of merger (the “FNF Merger Agreement”) with Old FNF (amended September 18, 2006) (the “FNF Merger”). The FNF Merger was one step in a plan that eliminated Old FNF’s holding company structure and majority ownership of FIS. Prior to the FNF Merger, substantially all of the remaining assets and liabilities of Old FNF other than its ownership interest in FIS were transferred to its subsidiary, Fidelity National Title Group, Inc. (“FNT”). Pursuant to the FNF Merger Agreement, on November 9, 2006, Old FNF merged with and into FIS, with FIS continuing as the surviving corporation. In consideration for the FNF Merger, Old FNF stockholders received an aggregate of 96.5 million shares of FIS stock for their Old FNF shares. In addition, FIS issued options to purchase FIS common stock and shares of FIS restricted stock in exchange for certain Old FNF options and restricted stock outstanding at the time of the FNF Merger. After the completion of all of the transactions, FNT was renamed Fidelity National Financial, Inc. (“FNF”) and now trades under the symbol FNF. Old FNF Chairman and CEO William P. Foley, II, assumed a similar position in FNF and now serves as its Chairman and as Executive Chairman of FIS, and other key members of Old FNF senior management continued their involvement in both FNF and FIS in executive capacities. U.S. generally accepted accounting principles require that one of the two parties to the FNF Merger be designated as the acquirer for accounting purposes. However, if a transaction lacks substance, it is not a purchase event and should be accounted for based on existing carrying amounts. In the FNF Merger, the minority interest of FIS has not changed and the only assets and liabilities of the combined entity after the exchange are those of FIS prior to the exchange. Because a change in ownership of the minority interest did not take place, the FNF Merger has been accounted for based on the carrying amounts of FIS’ assets and liabilities.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All significant intercompany profits, transactions and balances have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company’s payment processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or electronic benefit transactions (EBT) and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due the Company are included in cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value. At December 31, 2009, we had cash and cash equivalents of $430.9 million of which approximately $195.4 million is held by our operations in foreign jurisdictions.

(c)	Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt is estimated to be approximately $126.0 million and $502.0 million lower than the carrying value as of December 31, 2009 and 2008, respectively. These estimates are based on values of trades of our debt in close proximity to year end, which are considered Level 2-type measurements as discussed below. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and warrants relating to certain subsidiaries. As discussed in Note 14, interest rate swaps were valued using Level 2-type measurements.

Fair Value Hierarchy

The authoritative accounting literature defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value.

The fair value hierarchy includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). If the inputs used to measure the fair value fall within different levels of the hierarchy, the categorization is based on the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lowest level input that is significant to the fair value measurement of the asset or liability. The three levels of the fair value hierarchy are described below:

Level 1.  Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2.  Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3.  Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Nonrecurring Fair Value Measurements

Generally accepted accounting principles require that, subsequent to their initial recognition, certain assets be reviewed for impairment on a nonrecurring basis by comparison to their fair value. As more fully discussed in their respective subheadings below, this includes goodwill, long-lived assets, intangible assets and computer software. Following is a summary of the fair value measurement impairments recognized in 2009 for assets measured at fair value on a nonrecurring basis:

	2009 Impairments Resulting from Fair Value Measurement
			Valuation
			Techniques
	Valuation	Valuation	Incorporating
	Determined by	Techniques	Information
	Quoted Prices	Based on	Other Than
	in Active	Observable	Observable
	Markets	Market Data	Market Data
	(Level 1)	(Level 2)	(Level 3)	Total Impairment

Asset Category:
Intangible assets, net	$—	$—	$124.0	$124.0
Computer software, net	—	—	12.9	12.9

Total	$—	$—	$136.9	$136.9

(d)	Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging. During 2009, 2008 and 2007, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s Term and Revolving Loans (Note 14). The Company’s existing cash flow hedges are highly effective and there was an immaterial impact on earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2009, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.

In November 2007, Metavante entered into an interest rate swap with Lehman Brothers Special Financing, Inc. (“LBSFI”), which subsequently filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended. Because of the uncertainty surrounding LBSFI’s ability to perform its obligations relative to the net settlement feature of the interest rate swap, it has been accounted for as a contingent liability. At acquisition, FIS recorded a liability related to the derivative based on its fair value at October 1, 2009, and will account for the liability under FASB ASC Section 805-20-25. Subsequent to acquisition, the Company has made payments related to previous interest accrued on the swap totaling $16.2 million and is current on interest payments as of December 31, 2009. The Company has accrued a $19.8 million liability related to this contingency at December 31, 2009. See Note 16 for additional information.

(e)	Trade Receivables

A summary of trade receivables, net, at December 31, 2009 and 2008 is as follows (in millions):

	2009	2008

Trade receivables — billed	$720.7	$431.8
Trade receivables — unbilled	86.5	121.8

Total trade receivables	807.2	553.6
Allowance for doubtful accounts	(41.8)	(40.6)

Total trade receivables, net	$765.4	$513.0

The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the roll forward of allowance for doubtful accounts, at December 31, 2009, 2008 and 2007 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2006	$(31.5)
Bad debt expense	(30.3)
Transfers and acquisitions	(16.0)
Write-offs	24.4

Allowance for doubtful accounts as of December 31, 2007	(53.4)

Bad debt expense	(34.0)
Transfers related to LPS spin-off	33.8
Write-offs	13.0

Allowance for doubtful accounts as of December 31, 2008	(40.6)

Bad debt expense	(27.6)
Write-offs	26.4

Allowance for doubtful accounts as of December 31, 2009	$(41.8)

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

Other receivables represent amounts due from consumers related to deferred debit processing services and other amounts including income taxes receivable. A significant portion of the amounts due from consumers at December 31, 2008 ($81.7 million) related to Certegy Australia, Ltd., which was sold on October 13, 2008. On December 1, 2009, we sold the remaining balance of the amounts due from consumers for $17.5 million, recognizing a pretax gain of $0.5 million on the sale. An additional pre-tax gain of $8.1 million was recorded related to the release of cumulative translation adjustments from other comprehensive earnings upon final disposition. The gain is included in our Consolidated Statements of Earnings as earnings from discontinued operations.

(g)	Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired and liabilities assumed in business combinations. FASB ASC Topic 350, Intangibles — Goodwill and Other requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets Subsection of FASB ASC Section 360-10-35. The authoritative guidance also provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amounts. The Company measures for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Long-lived Assets

Long-lived assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which are Level 3-type measurements. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(i)	Intangible Assets

The Company has intangible assets which consist primarily of customer relationships that are recorded in connection with acquisitions at their fair value based on the results of valuation analysis. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates up to a ten-year period. Intangible assets with estimated useful lives (principally customer relationships and certain trademarks) are reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets Subsection of FASB ASC Section 360-10-35, while certain trademarks determined to have indefinite lives are reviewed for impairment at least annually in accordance with FASB ASC Topic 350.

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

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product by product basis commencing on the date of general release of the products (for software to be marketed) and the date placed in service for purchased software (for internal-use software). Software development costs (for software to be marketed) are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life.

(k)	Deferred Contract Costs

Costs of software sales and outsourced data processing and application management arrangements, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of a contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and are primarily associated with installation of systems/processes and data conversion.

In the event indications exist that a particular deferred contract cost balance may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term and compared to the unamortized deferred contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance would be adjusted to equal the contract’s net realizable value, including any termination fees provided for under the contract, in the period such a determination is made.

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

The Company generates revenues from the delivery of bank processing, credit and debit card processing services, other payment processing services, professional services, software licensing and software related services and products. The Company recognizes revenue when: (i) evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collection is considered probable.

The following describes the Company’s primary types of revenues and its revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers. The Company enters into arrangements with customers to provide services, software and software-related services such as post-contract customer support and implementation and training either individually or as part of an integrated offering of multiple services. These services occasionally include offerings from more than one segment to the same customer. The revenues for services provided under these multiple element arrangements are recognized in accordance with the applicable revenue recognition accounting principles as further described below.

Processing Services

Processing services include data processing and application management. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Revenues from these arrangements are recognized as services are performed.

In the event that the Company’s arrangements with its customers include more than one service, the Company determines whether the individual revenue elements can be recognized separately. An arrangement containing more than one deliverable is considered a separate unit of accounting if all the following criteria are met: the item has value to a customer on a standalone basis; there is objective and reliable evidence of fair value of the item; and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the item is considered probable and substantially in the Company’s control.

A relatively small percentage of credit card processing revenue is generated from the merchant institution processing business, where the relationship is with the financial institution that contracts directly with the merchant. In this business, the Company is responsible for collecting and settling interchange fees with the credit card associations. Whether a company should recognize revenue based on the gross amount billed to a customer or the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net amount retained is a matter of judgment that depends on the relevant facts and circumstances. Certain factors or indicators have been identified in the authoritative literature that should be considered in the evaluation. The Company has evaluated the indicators and records the interchange fees revenue on a gross basis and the related costs are included in cost of revenue in arrangements where the Company is considered the primary obligor and bears credit risk associated with the transactions.

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

Revenues and costs related to other consulting service agreements are recognized as the services are provided, assuming the separation criteria outlined above are satisfied.

License and Software Related Revenues

The Company recognizes software license and post-contract customer support fees as well as associated implementation, training, conversion and programming fees in accordance with FASB ASC Subtopic 985-605. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence (“VSOE”) of fair value has been established for each element or for any undelivered elements. VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a substantive stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. The Company records deferred revenue for all billings invoiced prior to revenue recognition.

With respect to a small percentage of revenues, the Company uses contract accounting, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in trade receivables. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

In arrangements where the licensed software includes hosting the software for the customer, a software element is only considered present if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either operate the software on their own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of the license revenues described above, a software element is present and license revenues are recognized when the software is delivered and hosting revenues are recognized as the service is provided. If a separate software element as described above is not present, the related revenues are combined and recognized ratably over the hosting or maintenance period, whichever is longer.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hardware revenue is recognized as a delivered element following the separation and recognition criteria discussed above. The Company does not stock in inventory the hardware products sold, but arranges for delivery of hardware from third-party suppliers. The Company has evaluated the gross vs. net indicators for these transactions and records the revenue related to hardware transactions on a gross basis and the related costs are included in cost of revenue as the Company is considered the primary obligor by the customer, bears risk of loss, and has latitude in establishing prices on the equipment.

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

Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources and finance roles. Selling, general and administrative expenses also include depreciation on non-operating corporate assets, advertising costs and other marketing-related programs.

(p)	Stock-Based Compensation Plans

The Company accounts for stock-based compensation plans using the fair value method. Thus, compensation cost is measured based on the fair value of the award at the grant date and is recognized over the service period.

(q)	Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statements of Equity and Comprehensive Earnings and are excluded from net earnings. Realized gains or losses resulting from other foreign currency transactions are included in other income.

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

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. Once these factors are considered, the Company establishes a rate for check

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of $18.3 million and $24.0 million at December 31, 2009 and 2008, respectively, related to these estimations. The Company had accrued claims recoverable of $22.5 million and $28.4 million at December 31, 2009 and 2008, respectively, related to these estimations. In addition, the Company recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $83.3 million, $115.2 million and $129.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $72.4 million, $100.7 million and $126.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(t)	Net Earnings per Share

Net earnings and earnings per share for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions, except per share data):

	Year Ended December 31,
	2009	2008	2007

Earnings from continuing operations attributable to FIS, net of tax	$101.3	$110.5	$237.2
Earnings (losses) from discontinued operations attributable to FIS, net of tax	4.6	104.3	324.0

Net earnings attributable to FIS	$105.9	$214.8	$561.2

Weighted average shares outstanding — basic	236.4	191.6	193.1
Plus: Common stock equivalent shares assumed from conversion of options	3.0	1.9	3.4

Weighted average shares outstanding — diluted	239.4	193.5	196.5

Basic net earnings per share from continuing operations attributable to FIS common stockholders	$0.43	$0.58	$1.23
Basic net earnings per share from discontinued operations attributable to FIS common stockholders	0.02	0.54	1.68

Basic net earnings per share attributable to FIS common stockholders	$0.45	$1.12	$2.91

Diluted net earnings per share from continuing operations attributable to FIS common stockholders	$0.42	$0.57	$1.21
Diluted net earnings per share from discontinued operations attributable to FIS common stockholders	0.02	0.54	1.65

Diluted net earnings per share attributable to FIS common stockholders	$0.44	$1.11	$2.86

Options to purchase approximately 12.3 million, 12.3 million and 3.4 million shares of our common stock for the years ended December 31, 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs are to be recognized separately. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. All business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. In April 2009, the FASB amended and clarified the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, the existing guidance for contingencies and other authoritative literature should be followed. This new guidance is effective for periods beginning on or after December 15, 2008, and applies to business combinations occurring after the effective date. The Company has applied the provisions to the Metavante combination, and will apply the provisions prospectively for any future business combinations.

In December 2007, the FASB issued new guidance relative to noncontrolling interests (sometimes called minority interests), requiring: (1) that noncontrolling interests be presented as a component of equity on the balance sheet; (2) that the amount of net earnings attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the Consolidated Statement of Earnings; and (3) expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of subsidiaries. The Company adopted the presentation and disclosure requirements as of January 1, 2009, with retrospective application for all periods presented.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2009, the FASB amended ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) of standalone selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of this new guidance. Additional disclosure will be required about multiple-element revenue arrangements, as well as qualitative and quantitative disclosure about the effect of the change. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a fiscal year or applied retrospectively to the beginning of a fiscal year. The Company adopted this guidance prospectively as of January 1, 2010. The effect of the change for FIS will be a function of the new contracts entered into or materially modified after adoption, and relates primarily to arrangements that include software licenses with other service elements. Management expects this guidance to result in a modest increase in revenue in the year of adoption related to revenue that would have been deferred under the existing authoritative literature.

(v)	Certain Reclassifications

Certain reclassifications have been made in the 2008 and 2007 Consolidated Financial Statements to conform to the classifications used in 2009.

(4)	Discontinued Operations

During 2009 and 2008, certain operations are reported as discontinued in the Consolidated Statements of Earnings for the years ended December 31, 2009, 2008 and 2007. Interest is allocated to discontinued operations based on debt to be retired and debt specifically identified as related to the respective discontinued operation.

ClearPar

On October 30, 2009, we entered into a definitive agreement to sell ClearPar because its operations did not align with our strategic plans. The net assets were classified as held for sale at December 31, 2009, and the transaction was closed on January 1, 2010. We received proceeds of $71.5 million, realizing a pretax gain on sale of $5.7 million and an after tax loss of ($9.8) million resulting from permanent tax differences associated with the allocation of goodwill. ClearPar had revenues of $20.8 million, $18.3 million and $28.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. ClearPar had earnings before taxes of $12.2 million, $11.1 million and $20.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.

LPS

On July 2, 2008, all of the shares of the common stock, par value $0.0001 per share, of Lender Processing Services, Inc. (“LPS”) were distributed to FIS shareholders through a stock dividend (the “spin-off”). At the time of the distribution, LPS consisted of substantially all the assets, liabilities, businesses and employees related to FIS’

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lender Processing Services segment. Upon the distribution, FIS shareholders received one-half share of LPS common stock for every share of FIS common stock held as of the close of business on June 24, 2008. The results of operations of the former Lender Processing Services segment of FIS are reflected as discontinued operations in the Consolidated Statements of Earnings for the years ended December 31, 2008 and 2007. The Lender Processing Services segment had revenues of $913.1 million and $1,686.6 million for the period from January 1, 2008 through July 2, 2008 and for the year ended December 31, 2007, respectively. The Lender Processing Services segment had earnings before taxes of $188.4 million and $412.3 million for the period from January 1, 2008 through July 2, 2008 and for the year ended December 31, 2007, respectively.

The following table summarizes the major categories of LPS assets and liabilities disposed of in the July 2, 2008 spin-off:

Assets:
Total current assets	$379.3
Goodwill, net	1,084.6
Other intangible assets, net	103.3
Other non-current assets	356.8
Liabilities:
Other current liabilities	$190.7
Long-term debt	1,585.2
Other long-term liabilities	52.9
Minority interest	10.8

Certegy Australia, Ltd.

On October 13, 2008, we sold Certegy Australia, Ltd.  (“Certegy Australia”) for $21.1 million in cash and other consideration, because its operations did not align with our strategic plans. Certegy Australia had revenues of $27.6 million and $29.1 million during the years ended December 31, 2008 and 2007, respectively. Certegy Australia had earnings (losses) before taxes of ($17.6) million (including $26.0 million of trademark impairment charge as discussed in Note 10) and $15.7 million during the years ended December 31, 2008 and 2007, respectively.

Certegy Gaming Services

On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million, realizing a pretax loss of $4.1 million, because its operations did not align with our strategic plans. Certegy Game had revenues of $27.2 million and $96.4 million during the years ended December 31, 2008 and 2007, respectively. Certegy Game had earnings (losses) before taxes of $0.3 million (excluding the pretax loss realized on sale) and ($1.1) million during the years ended December 31, 2008 and 2007, respectively.

FIS Credit Services

On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $1.4 million, because its operations did not align with our strategic plans. Credit had revenues of $1.4 million and $12.4 million during the years ended December 31, 2008 and 2007, respectively. Credit had losses before taxes of ($0.2) million (excluding the realized gain) and $2.1 million during the years ended December 31, 2008 and 2007, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilders Financial Network

During the year ended December 31, 2008, we discontinued and dissolved Homebuilders Financial Network, LLC and its related entities (“HFN”) due to the loss of a major customer. HFN had revenues of $1.4 million and $12.5 million during the years ended December 31, 2008 and 2007, respectively. HFN had earnings (losses) before taxes of ($4.7) million and $3.5 million during the years ended December 31, 2008 and 2007, respectively.

Property Insight

On August 31, 2007, we sold Property Insight, LLC (“Property Insight”) to FNF for $95.0 million in cash realizing a pre-tax gain of $66.9 million ($42.1 million after-tax), because its operations did not align with our strategic plans. Property Insight had revenues of $52.6 million and earnings before taxes of $13.7 million (excluding the realized gain) during the year ended December 31, 2007.

(5)	Related Party Transactions

We are party to certain related party agreements described below.

A detail of related party items included in revenues for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	2009	2008	2007

Banco Santander item processing revenue	$44.2	$50.1	$50.0
Banco Bradesco item processing revenue	14.5	16.6	14.1
Banco Santander Brazilian venture revenue	64.0	45.1	6.9
Banco Bradesco Brazilian venture revenue	97.3	76.2	39.6
FNF data processing services revenue	49.9	42.5	46.6
Sedgwick data processing services revenue	40.0	39.3	37.8
Ceridian data processing services revenue	1.0	—	—
LPS services revenue	0.7	0.3	—

Total related party revenues	$311.6	$270.1	$195.0

See Notes 7 and 20 for a discussion of the Brazilian outsourced card-processing venture with Banco Santander and Banco Bradesco.

A detail of related party items included in operating expenses (net of expense reimbursements) for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	2009	2008	2007

Equipment and real estate leasing with FNF and LPS	$16.0	$19.3	$6.8
Administrative corporate support and other services with FNF and LPS	12.7	11.6	8.5

Total expenses	$28.7	$30.9	$15.3

FNF

We provide data processing services to FNF consisting primarily of infrastructure support and data center management. Our agreement with FNF runs through June 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). During the 2009 third quarter, FNF entered into a transaction that triggered the repayment of the $5.9 million note payable to FIS. We recorded interest income related to this note of

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $0.1 million, $0.3 million and $0.1 million for the years ended December 31, 2009 and 2008 and the period from October 1, 2007 through December 31, 2007, respectively. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative support services relating to general management and administration. The pricing for these services, both to and from FNF, is at cost. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.

FNF and THL Investment

On October 1, 2009, pursuant to an investment agreement with Thomas H. Lee Partners, L.P. (“THL”) and FNF dated as of March 31, 2009, FIS issued and sold (a) to THL in a private placement 12.9 million shares of FIS common stock for an aggregate purchase price of approximately $200.0 million and (b) to FNF in a private placement 3.2 million shares of FIS common stock for an aggregate purchase price of approximately $50.0 million. FIS paid each of THL and FNF a transaction fee equal to 3% of their respective investments. The investment agreement provides that neither THL nor FNF may transfer the shares purchased in the investments, subject to limited exceptions, for 180 days after the closing. Contingent upon THL maintaining certain ownership levels in FIS common stock, THL has the right to designate one member to the Company’s board of directors.

Ceridian

We provide data processing services to Ceridian Corporation (“Ceridian”), a company in which FNF holds an approximate 33% equity interest.

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

Discontinued Operations — Related Party Activity

On August 31, 2007, we completed the sale of Property Insight to FNF. The net earnings from Property Insight, including related party revenues and expenses, are classified as earnings from discontinued operations for the period from January 1, 2007 through August 31, 2007.

Through July 2, 2008, LPS provided a number of services to FNF that are now presented as discontinued operations. These services included title agency services, software development services, real estate related services and other cost sharing services. These activities are included within net earnings from discontinued operations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Acquisitions and Dispositions

The results of operations and financial position of the entities acquired during the years ended December 31, 2009, 2008, and 2007 are included in the Consolidated Financial Statements from and after the date of acquisition. There were no significant acquisitions in 2008.

2009 Significant Acquisition

Metavante

On October 1, 2009, we completed the acquisition of Metavante (the “Metavante Acquisition”). Metavante expands the scale of FIS core processing and payment capabilities, adds trust and wealth management services and includes the NYCE Network, a leading national EFT network. In addition, Metavante adds significant scale to treasury and cash management offerings and provides an entry into the emerging markets of healthcare and government payments. Pursuant to the Agreement and Plan of Merger (the “Metavante Merger Agreement”) dated as of March 31, 2009, Metavante became a wholly-owned subsidiary of FIS. Each issued and outstanding share of Metavante common stock, par value $0.01 per share, was converted into 1.35 shares of FIS common stock. In addition, outstanding Metavante stock options and other stock-based awards converted into comparable FIS stock options and other stock-based awards at the same conversion ratio.

The total purchase price was as follows (in millions):

Value of Metavante common stock	$4,066.4
Value of Metavante stock awards	121.4

Total purchase price	$4,187.8

We have recorded a preliminary allocation of the purchase price to Metavante tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of October 1, 2009. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The preliminary purchase price allocation is as follows (in millions):

Cash	$439.7
Trade and other receivables	237.9
Land, buildings, and equipment	119.8
Other assets	144.4
Computer software	287.7
Intangible assets	1,572.0
Goodwill	4,083.1
Liabilities assumed	(2,673.4)
Noncontrolling interest	(23.4)

Total purchase price	$4,187.8

The preliminary allocation of the purchase price to intangible assets, including computer software and customer relationships, is based on valuations performed to determine the fair value of such assets as of the merger date. The Company is still assessing the economic characteristics of certain software projects and customer relationships. The Company expects to substantially complete this assessment during the first quarter of 2010 and may adjust the amounts recorded as of December 31, 2009 to reflect any revised evaluations. Land and building valuations are based upon appraisals performed by certified property appraisers.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the liabilities assumed in the Metavante Acquisition (in millions):

Long-term debt including current portion	$1,720.1
Deferred income taxes	544.4
Other liabilities	408.9

$2,673.4

In connection with the Metavante Acquisition, we also acquired Metavante stock option plans and registered approximately 12.2 million options and 0.6 million restricted stock units in replacement of similar outstanding awards held by Metavante employees. The amounts attributable to vested options are included as an adjustment to the purchase price, and the amounts attributable to unvested options and restricted stock units will be expensed over the remaining vesting period based on a valuation as of the date of closing.

As of the acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante which granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus’ initial investment in Metavante. The stock purchase right may be exercised quarterly for the difference between one-third of the number of said employee stock options exercised during the preceding quarter and the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right. As of October 1, 2009, approximately 7.0 million options remained outstanding that were subject to this purchase right, and approximately 0.5 million were exercised during the fourth quarter of 2009.

Pro Forma Results

Metavante’s revenues of $404.1 million for the fourth quarter of 2009 are included in the Consolidated Statements of Earnings. Disclosure of the earnings of Metavante since the acquisition date is not practicable as it is not being operated as a standalone subsidiary.

Selected unaudited pro forma results of operations for the years ended December 31, 2009 and 2008, assuming the Metavante Acquisition had occurred as of January 1 of each respective year, are presented for comparative purposes below (in millions, except per share amounts):

	2009	2008

Total revenues	$4,983.1	$5,020.8
Net earnings from continuing operations attributable to FIS common stockholders	$155.1	$131.6
Pro forma earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.41	$0.36
Pro forma earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.40	$0.35

Pro forma results include impairment charges of $136.9 million and Metavante merger and integration related costs of approximately $143.2 million, on a pre-tax basis. Excluding the impact of deferred revenue adjustments, total pro forma revenues would be $5,051.9 million and $5,092.0 million for 2009 and 2008, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Significant Acquisition

eFunds Corporation

On September 12, 2007, we completed the acquisition of eFunds (the “eFunds Acquisition”). This acquisition expanded our presence in risk management services, EFT services, prepaid/gift card processing, and global outsourcing solutions to financial services companies in the U.S. and internationally. Pursuant to the Agreement and Plan of Merger (the “eFunds Merger Agreement”) dated as of June 26, 2007, eFunds became a wholly-owned subsidiary of FIS. The issued and outstanding shares of eFunds common stock, par value $0.01 per share, were converted into the right to receive $36.50 per share in cash.

The total purchase price was as follows (in millions):

Cash paid for eFunds’ common stock	$1,744.9
Value of eFunds’ stock awards	37.6
Transaction costs	8.3

$1,790.8

The purchase price was allocated to eFunds’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of September 12, 2007. Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The purchase price allocation was follows (in millions):

Cash	$99.3
Trade and other receivables	129.1
Land, buildings, and equipment	77.9
Other assets	17.1
Computer software	59.6
Intangible assets	175.2
Goodwill	1,540.6
Liabilities assumed	(308.0)

Total purchase price	$1,790.8

The allocation of the purchase price to intangible assets, including computer software and customer relationships, was based on valuations performed to determine the values of such assets as of the merger date.

The following table summarizes the liabilities assumed in the eFunds Acquisition (in millions):

Notes payable and capital lease obligations	$103.2
Deferred income taxes	4.9
Estimated severance payments	41.6
Estimated employee relocation and facility closure costs	22.0
Other merger related costs	20.2
Other operating liabilities	116.1

$308.0

In connection with the eFunds Acquisition, we also adopted eFunds’ stock option plans and registered approximately 2.2 million options and 0.2 million restricted stock units in replacement of similar outstanding awards held by eFunds employees. The amounts attributable to vested options were included as an adjustment to the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price, and the amounts attributable to unvested options and restricted stock units were to be expensed over the remaining vesting period based on a valuation as of the date of closing. On March 31, 2008, as approved by the Compensation Committee of the Company’s Board of Directors, we accelerated the vesting of all stock awards held by eFunds employees. As a result we recorded $14.1 million in additional stock compensation expense for the year ended December 31, 2008.

Other acquisitions

The following transactions with acquisition prices between $10 million and $100 million were completed by the Company during the period from January 1, 2007 through December 31, 2009. Each of these acquired businesses was integrated into the former LPS segment and was part of the LPS spin-off (Note 4). Purchase prices reflected in the table are net of cash acquired:

Name of Company Acquired	Date Acquired	Purchase Price

Second Foundation, Inc.	February 15, 2007	$18.9 million
Espiel, Inc. and Financial Systems Integrators, Inc.	June 8, 2007	$43.3 million
McDash Analytics	May 15, 2008	$19.1 million

Dispositions

In July of 2007, Covansys, an equity method investee, was purchased by an unrelated entity. We received cash proceeds of approximately $430.2 million and recognized a pretax gain of approximately $274.5 million related to the sale of our investment in Covansys. Additionally, we held Covansys warrants in 2007 that were accounted for as available for sale securities prior to their exercise. Net of tax, amounts recognized in other comprehensive earnings in 2007 related to the Covansys warrants were $7.6 million. As of December 31, 2007, we had no remaining interest in Covansys.

(7)	Brazilian Venture

In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“Bradesco”) (collectively, “banks”) to form a venture to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing Brazilian card processing business contracts and Brazilian card processing infrastructure and made enhancements to our card processing system to meet the needs of the banks and their affiliates. The banks executed long-term contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest. The accounting entries for this transaction were recorded during 2008 when certain walkaway rights lapsed, resulting in the establishment of a contract intangible asset of $224.2 million and a liability for amounts payable to the banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). This related party payable was $73.0 million and $58.6 million at December 31, 2009 and 2008, respectively.

During 2009, after a downstream merger of legal entities in Brazil that pushed tax deductible goodwill into the venture, we determined that the contract intangible asset established in 2008 created a deferred tax liability of $73.2 million due to a tax basis lower than the book value recorded. Furthermore, the tax deductible goodwill within the venture should have had the impact of increasing the enterprise valuation used to determine the fair value of the acquired contracts. The impact of these two items increased the amount that should have been recorded for the contract intangible by a total of $83.8 million. The deferred tax liability and the contract intangible balances were adjusted by these amounts as of December 31, 2009. The incremental value assigned to the intangible asset will result in additional amortization, to be recorded as a reduction in revenue. The impact to previously issued Consolidated Statements of Earnings was insignificant and there is no impact of this correction on the Consolidated Statements of Cash Flows.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through December 31, 2008, we contributed approximately $93.8 million of development costs to the venture based on exchange rates as of December 31, 2008. Development costs in excess of Real 79.0 million ($33.8 million) are to be contractually shared by the parties: 75% by us and 25% by the banks. During the fourth quarter of 2008, the banks contributed $14.7 million representing their 25% share. During 2009, the venture incurred an additional $46.1 million of development costs that were funded from operating cash flows and local borrowings.

See Note 20 for additional information.

(8)	Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consists of the following (in millions):

	2009	2008

Land	$28.2	$23.9
Buildings	134.7	87.1
Leasehold improvements	72.0	59.0
Computer equipment	339.3	266.7
Furniture, fixtures, and other equipment	123.4	80.3

	697.6	517.0
Accumulated depreciation and amortization	(321.7)	(244.4)

	$375.9	$272.6

Depreciation and amortization expense on property and equipment amounted to $81.3 million, $88.4 million and $115.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was depreciation and amortization expense on property and equipment of $0.3 million, $8.7 million and $24.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(9)	Goodwill

Changes in goodwill, net of purchase accounting adjustments, during the years ended December 31, 2009 and 2008 are summarized as follows (in millions):

				Discontinued
	FSG	PSG	ISG	Operations	Total

Balance, December 31, 2007	$2,106.7	$1,682.4	$425.6	$1,112.1	$5,326.8
Goodwill distributed through the sale of non-strategic businesses	—	—	—	(27.5)	(27.5)
Goodwill distributed through spin-off of LPS segment	—	—	—	(1,084.6)	(1,084.6)
Purchase price and foreign currency adjustments	(10.3)	(8.3)	(2.1)	—	(20.7)

Balance, December 31, 2008	$2,096.4	$1,674.1	$423.5	$—	$4,194.0
Goodwill distributed through the sale of non-strategic businesses	(51.3)	—	—	—	(51.3)
Goodwill acquired during 2009	1,694.4	2,355.7	33.0	—	4,083.1
Purchase price and foreign currency adjustments	(1.1)	(0.4)	8.6	—	7.1

Balance, December 31, 2009	$3,738.4	$4,029.4	$465.1	$—	$8,232.9

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Intangible Assets

Customer relationships intangible assets are generally obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 5 to 10 years using accelerated methods. Trademarks determined to have indefinite lives are not amortized. Certain other trademarks are amortized over periods ranging up to fifteen years. As of December 31, 2009 and 2008, trademarks carried at $49.1 million and $152.0 million, respectively, were classified as indefinite lived.

Intangible assets, as of December 31, 2009, consisted of the following (in millions):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$2,942.3	$638.7	$2,303.6
Trademarks	99.2	6.0	93.2

	$3,041.5	$644.7	$2,396.8

Intangible assets, as of December 31, 2008, consisted of the following (in millions):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$1,233.6	$499.3	$734.3
Trademarks	190.0	—	190.0

	$1,423.6	$499.3	$924.3

Amortization expense for intangible assets with definite lives was $153.4 million, $161.4 million and $168.7 million for the years ended December 31, 2009, 2008 and 2007 respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on intangible assets of $19.0 million and $44.4 million for the years ended December 31, 2008 and 2007, respectively. The Company introduced a new brand identity in conjunction with the October 1, 2009 Metavante acquisition, giving rise to a pre-tax impairment charge of $124.0 million to certain previously acquired trademarks. During the year ended December 31, 2008, we recorded a pre-tax impairment charge of $52.0 million to reduce the carrying value of a trademark related to the Company’s retail check business to its estimated fair value, due to declining check volumes and the sale of our Australian check business. We estimated the fair value of the check trademark by utilizing a relief from royalty methodology. Under this method, we estimate the amount of cash flows that, without owning the trademark, we would have had to pay to license the trademark. These estimated cash flows were then discounted to determine the fair value. Additionally, the trademark, previously accounted for as an indefinite lived intangible asset, was determined to no longer be indefinite and has an estimated useful life of 15 years and is being amortized straight line over its remaining life. Approximately $26.0 million of this charge is included in cost of revenues in our Consolidated Statements of Earnings and was recorded in the Corporate and Other segment and $26.0 million (approximately $17.7 million net of tax) is included in discontinued operations in our Consolidated Statements of Earnings, as a portion of the charge related to the Company’s Australian retail check business disposed of in fiscal year 2008 (Note 4).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization of intangibles, including the contract intangible in our Brazilian venture which is amortized as a reduction in revenue, for the next five years is as follows (in millions):

2010	$272.7
2011	255.8
2012	249.9
2013	241.2
2014	228.6

(11)	Computer Software

Computer software as of December 31, 2009 and 2008 consisted of the following (in millions):

	2009	2008

Software from business acquisitions	$646.7	$368.6
Capitalized software development costs	662.6	529.5
Purchased software	72.3	64.6

Computer software	1,381.6	962.7
Accumulated amortization	(448.9)	(345.7)

Computer software, net of accumulated amortization	$932.7	$617.0

Amortization expense for computer software was $149.8 million, $149.9 million and $164.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on computer software of $14.8 million and $32.5 million for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2009, we recorded a $12.9 million charge to write-off the carrying value of impaired software resulting from the rationalization of FIS and Metavante product lines. Of this total, $6.8 million related to FSG and $6.1 million related to PSG. The impairment was recorded in the Corporate and Other Segment. During the year ended December 31, 2007, we recorded a $13.5 million impairment charge to write-off the carrying value of impaired software in FSG. Expected future discounted cash flows (Level 3-type measurements) were used to estimate fair value for purposes of these impairment determinations.

(12)	Deferred Contract Costs

A summary of deferred contract costs as of December 31, 2009 and 2008 was as follows (in millions):

	2009	2008

Installations and conversions in progress	$31.8	$22.5
Installations and conversions completed, net	193.5	181.0
Other, net	36.1	37.7

Total deferred contract costs	$261.4	$241.2

Amortization of deferred contract costs was $49.4 million, $39.8 million and $34.8 million for the years ended December 31, 2009, 2008 and 2007 respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on deferred contract costs of $1.1 million and $2.0 million for the years ended December 31, 2008 and 2007, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2009 and 2008 consisted of the following (in millions):

	2009	2008

Salaries and incentives	$84.8	$62.7
Accrued benefits and payroll taxes	33.1	29.6
Trade accounts payable	80.1	61.6
Reserve for claims and claims payable	16.5	36.2
Current portion interest rate swaps	30.7	39.6
Taxes other than income tax	42.9	24.1
Other accrued liabilities	235.1	132.4

Total accounts payable and accrued liabilities	$523.2	$386.2

(14)	Long-Term Debt

Long-term debt as of December 31, 2009 and 2008 consisted of the following (in millions):

	2009	2008

Term Loan A, secured, interest payable at LIBOR plus 0.88% (1.11% at December 31, 2009), quarterly principal amortization, maturing January 2012	$1,890.0	$1,995.0
Metavante Term Loan, secured, interest payable at LIBOR plus 3.25% (3.53% at December 31, 2009), quarterly principal amortization, maturing November 2014 (net of $3.5 million fair value discount)	794.5	—
Term Loan C, secured, interest payable at LIBOR plus 4.25% (4.48% at December 31, 2009), maturing January 2012	200.0	—
Revolving Loan, secured, interest payable at LIBOR plus 0.70% (Eurocurrency Borrowings), Fed-funds plus 0.70% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.18% facility fee (0.93% at December 31, 2009), maturing January 2012. Total of $558.4 million unused as of December 31, 2009	336.0	499.4
Other promissory notes with various interest rates and maturities	32.8	20.1

	3,253.3	2,514.5
Less current portion	(236.7)	(105.5)

Long-term debt, excluding current portion	$3,016.6	$2,409.0

On January 18, 2007, we entered into a five-year syndicated unsecured credit agreement (the “FIS Credit Agreement”). The FIS Credit Agreement provides total committed capital of $3,000.0 million comprised of $2,100.0 million of term notes (the “Term Loan A”) and $900.0 million of revolving capacity (the “Revolving Loan”). The Revolving Loan is bifurcated into two tranches; a $165.0 million tranche that allows borrowings in U.S. Dollars only and a $735.0 million multicurrency tranche that allows borrowings in U.S. Dollars, Euros, British Pounds Sterling, and Australian Dollars. The multicurrency tranche of the Revolving Loan includes a sublimit of $250.0 million for swing line loans and a $250.0 million sublimit for the issuance of letters of credit. In addition, the FIS Credit Agreement originally provided for an uncommitted incremental loan facility in the maximum principal amount of $600.0 million.

To facilitate our acquisition of eFunds, on July 30, 2007, we executed an amendment to the FIS Credit Agreement to increase the permitted maximum principal of uncommitted incremental loans from $600.0 million to

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,100.0 million and converted the facility from unsecured to secured. On September 12, 2007, the amendment became effective, and we entered into a joinder agreement to obtain $1,600.0 million of term loans (the “Term Loan B”). On July 2, 2008, in conjunction with the spin-off of Lender Processing Services, Inc., $1,585.0 million, the then outstanding principal balance, of Term Loan B, was retired.

On November 1, 2007, Metavante entered into a credit agreement (the “MV Credit Agreement) for an aggregate principal amount of $2,000.0 million comprised of $1,750.0 million of seven-year term loans (the “MV Term Loan”) and a six-year revolving capacity of $250.0 million (the “MV Revolving Loan”). Immediately preceding the merger of FIS and Metavante, the outstanding balances of the MV Term Loan and MV Revolving Loan were $1,723.8 million and $0, respectively.

On October 1, 2009, contemporaneous with the closing of the Metavante merger, FIS obtained $500.0 million of term loans (the “Term Loan C”), utilizing the $500.0 million of remaining uncommitted incremental loans under the September 12, 2007 amendment of the FIS Credit Agreement. FIS exchanged the $500.0 million of Term Loan C for $500.0 million of the MV Term Loan (which portion was subsequently cancelled). In addition, on October 1, 2009, FIS purchased $423.8 million of the remaining MV Term Loan, which loans were deemed to be contemporaneously cancelled. After giving effect to the exchange, purchase and cancellation, the aggregate principal amount of the MV Term Loan outstanding as of October 1, 2009 was $800.0 million.

Also on October 1, 2009, FIS entered into an agreement to sell certain of its accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable and financing entity (the “SPV”), which is exclusively engaged in purchasing receivables from FIS. The SPV funds its purchases, in part, by selling interests in the accounts receivables to a syndicate of financial institution purchasers in exchange for up to $145.0 million in capital funding (provided, however, that if FIS obtains additional commitments from new or existing purchasers, the aggregate amount may be increased by up to an additional $55.0 million, to an overall aggregate capital amount of $200.0 million). The sales to the purchasers do not qualify for sale treatment as we maintain effective control over the receivables that are sold. Thus, the SPV is included in our consolidated financial statements. At December 31, 2009, there was no outstanding capital under the accounts receivable facility.

We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A of $52.5 million per quarter from March 31, 2010 through September 30, 2011, with the remaining balance of $1.522.5 million payable on January 18, 2012. As of December 31, 2009, there are no longer any mandatory quarterly principal payments on the Term Loan C as these requirements have been fulfilled in full due to principal prepayments made during the quarter ended December 31, 2009. The remaining principal balance of the Term Loan C is payable on January 18, 2012. We must make quarterly principal payments on the MV Term Loan in the amount of $2.0 million on the first business day of each February, May, August, and November with the balance of $759.4 million payable on November 1, 2014.

In addition to the scheduled principal payments, the term loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended December 31, 2009. Voluntary prepayment of the term loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on January 18, 2012.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal maturities of long-term debt at December 31, 2009 for the next five years are as follows (in millions);

2010	$236.7
2011	179.7
2012	2,066.6
2013	8.1
2014	765.7

Total	$3,256.8	(1)

(1)	Principal maturities do not take into account $3.5 million fair value discount recorded for Metavante Term Loan.

The FIS Credit Agreement matures on January 18, 2012, unless extended or earlier terminated in accordance with the provisions of the agreement. Borrowings under the FIS Credit Agreement bear interest at (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The FIS Credit Agreement defines Base Rate as the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. (“JPMCB”) as its “prime rate”. For the purposes of the Term C Loan, the definition of Base Rate was amended to include one-month LIBOR plus 1%. We pay a commitment fee on the Revolving Loan of 0.18% per annum, as of December 31, 2009.

The MV Credit Agreement matures on November 1, 2014, unless extended or earlier terminated in accordance with the provisions of the agreement. Borrowings under the MV Credit Agreement bear interest at (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The MV Credit Agreement defines Base Rate as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by JPMCB as its “Prime Rate” and (c) one-month LIBOR plus 1%.

The AR Facility matures on November 1, 2013, unless extended or earlier terminated in accordance with the provisions of the agreement. Borrowings under the AR Facility bear interest at (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The AR Facility Agreement defines Base Rate as the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by JPMCB as its Prime Rate and (c) one-month LIBOR plus 1%. In addition, we pay an unused commitment fee of 1% per annum. At December 31, 2009, there was no outstanding capital under the accounts receivable facility.

The FIS Credit Agreement, MV Credit Agreement, and AR Facility remain subject to customary affirmative, negative and financial covenants included in the FIS Credit Agreement, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default under the FIS Credit Agreement or MV Credit Agreement, the administrative agent can accelerate the maturity of all amounts borrowed. Events of default include the failure to pay principal and interest in a timely manner and breach of certain covenants.

The obligations of FIS under the FIS Credit Agreement are guaranteed by substantially all of the domestic subsidiaries of FIS (including Metavante and its domestic subsidiaries) and are secured by a pledge of the equity interests issued by substantially all of the domestic subsidiaries of FIS and a pledge of 65% of the equity interests issued by certain foreign subsidiaries of FIS (other than in each case, Metavante and its subsidiaries). The obligations of Metavante under the MV Credit Agreement are guaranteed by FIS and substantially all of its domestic subsidiaries (including the domestic subsidiaries of Metavante) and are secured by a pledge of the equity interests issued by (and a security interest in substantially all of the assets of) Metavante and the domestic subsidiaries of Metavante. The obligations of the SPV under the AR Facility are guaranteed by substantially all of the domestic subsidiaries of FIS (including Metavante and its domestic subsidiaries). The SPV is not a guarantor of

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the obligations of FIS under the FIS Credit Agreement or of the obligations of Metavante under the MV Credit Agreement.

As of December 31, 2009, one financial institution that was a lender under one of our credit facilities had failed, thereby reducing the amount of revolving capacity available to us under our Revolving Loan by an immaterial amount. No other financial institutions that are lenders under any of our credit facilities have failed to date. We continue to monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan and the AR Facility are comprised of a diversified set of financial institutions both domestic and international. The combined commitments of our top 10 lenders comprise about 67% of our Revolving Loan and AR Facility. The failure of any single lender to perform their obligations under the Revolving Loan and/or the AR Facility would not adversely impact our ability to fund operations. If the single largest lender were to simultaneously default under the terms of both the FIS Credit Agreement (impacting the capacity of the Revolving Loan) and the AR Facility, the maximum loss of available capacity on the undrawn portion of these agreements would be about $117.6 million. As of December 31, 2009, the combined undrawn capacity of the Revolving Loan and the AR Facility was $703.4 million.

During the year ended December 31, 2008, we recorded a charge of $12.4 million to write-off unamortized debt issuance costs associated with the retirement of Term Loan B in conjunction with the LPS spin-off. During the year ended December 31, 2007, upon entering to the new FIS Credit Agreement, we recorded a charge of $27.2 million to write-off unamortized debt issuance costs relating to the previous FIS term loans and revolver. Total debt issuance costs of $6.3 million are capitalized as of December 31, 2009 related to all of the above credit facilities.

Through the eFunds acquisition on September 12, 2007, we assumed $100.0 million in long-term notes payable previously issued by eFunds (the “eFunds Notes”). On February 26, 2008, we redeemed the eFunds Notes for a total of $109.3 million, which included a make-whole premium of $9.3 million.

As of December 31, 2009, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

				Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount		Variable Rate of	Fixed Rate of

April 11, 2007	April 11, 2010	$850.0		1 Month Libor(4)	4.92	%(5)
April 11, 2010	April 11, 2011	200.0		1 Month Libor(4)	0.76	%(5)
October 20, 2009	April 20, 2011	400.0		1 Month Libor(4)	0.99	%(5)
October 20, 2009	April 20, 2011	300.0		1 Month Libor(4)	0.99	%(5)
February 1, 2010	May 1, 2011	250.0		1 Month Libor(4)	0.75	%(5)
February 1, 2010	May 1, 2011	150.0		1 Month Libor(4)	0.74	%(5)
December 11, 2009	June 13, 2011	200.0		1 Month Libor(4)	0.91	%(5)
February 1, 2008	February 1, 2012	600.0	(1)	3 Month Libor(2)	3.87	%(3)
February 1, 2008	February 1, 2012	200.0		3 Month Libor(2)	3.44	%(3)

		$3,150.0

(1)	Notional value amortizes to $400.0 million on February 1, 2010 and $200.0 million on February 1, 2011.

(2)	0.25% in effect at December 31, 2009.

(3)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin of 3.25%. These swaps were acquired in the Metavante merger. While the payments are fixed, interest expense associated with these swaps is recorded based on the floating rate curve established as of the acquisition date.

(4)	0.23% in effect at December 31, 2009.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin to our bank lenders on the Term Loan A of 0.88%, Term Loan C of 4.25% and the Revolving Loan of 0.70% (plus a facility fee of 0.18%) as of December 31, 2009.

We have designated these interest rate swaps as cash flow hedges. A portion of the amount included in accumulated other comprehensive earnings within the Consolidated Statement of Equity and Comprehensive Earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term and Revolving Loans. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps.

A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	Liability Derivatives
	December 31, 2009		December 31, 2008
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value

Interest rate swap contracts	Accounts payable and accrued liabilities	$13.4	Accounts payable and accrued liabilities	$39.6
Interest rate swap contracts	Other long-term liabilities	31.1	Other long-term liabilities	44.6

Total derivatives designated as hedging instruments		$44.5		$84.2

As part of the Metavante acquisition, the Company assumed interest rate swap liabilities with a fair value at October 1, 2009 of $45.1 million. During the 2009 fourth quarter the Company settled $10.0 million of these instruments resulting in net acquired swap liabilities of $35.1 million. The fair values of the remaining acquired swaps were $30.5 million on December 31, 2009.

A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and recognized in Other Comprehensive Earnings (“OCE”) for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions):

	Amount of Gain (Loss)
Derivatives in Cash	Recognized in OCE on Derivative
Flow Hedging Relationships	2009	2008	2007

Interest rate swap contracts	$(21.5)	$(84.7)	$(37.5)

	Amount of Gain (Loss) Reclassified
Location of Loss Reclassified	from Accumulated OCE into Income
from Accumulated OCE into Income	2009	2008	2007

Interest expense	$(89.4)	$(41.3)	$(8.2)

Approximately $10.0 million of the balance in Accumulated OCE at December 31, 2009 is expected to be reclassified into income in 2010.

Our existing cash flow hedges are highly effective and there was an immaterial impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2009, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations’ revenues and expenses are generally denominated in local currency which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes.

(15)	Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2009, 2008 and 2007 consists of the following (in millions):

	2009	2008	2007

Current provision (benefit):
Federal	$87.2	$10.1	$107.0
State	18.8	3.2	16.9
Foreign	6.3	2.2	0.1

Total current provision	$112.3	$15.5	$124.0

Deferred provision (benefit):
Federal	$(52.8)	$32.5	$4.4
State	(5.2)	2.6	(2.8)
Foreign	(2.2)	2.7	2.8

Total deferred provision	(60.2)	37.8	4.4

Total provision for income taxes	$52.1	$53.3	$128.4

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows (in millions):

	2009	2008	2007

United States	$103.1	$126.0	$343.9
Foreign	52.9	42.1	19.8

Total	$156.0	$168.1	$363.7

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax expense for the years ended December 31 was allocated as follows (in millions):

	2009	2008	2007

Tax expense per statements of earnings	$52.1	$53.3	$128.4
Tax expense on equity in earnings of unconsolidated subsidiaries	—	0.1	1.5
Tax expense attributable to discontinued operations	22.0	70.4	172.2
Unrealized gain (loss) on interest rate swaps	26.0	(15.2)	(16.8)
Unrealized (loss) gain on foreign currency translation	(5.7)	(12.1)	9.7
Other adjustment	(0.1)	0.7	(4.9)

Total income tax expense (benefit) allocated to other comprehensive income	20.2	(26.6)	(12.0)

Tax benefit from exercise of stock options	(6.3)	(1.2)	(56.6)

Total income tax expense	$88.0	$96.0	$233.5

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	5.2	5.2	4.3
Federal benefit of state taxes	(1.8)	(1.8)	(1.5)
Foreign rate differential	(8.8)	(3.6)	(1.8)
Other	3.8	(3.1)	(0.7)

Effective income tax rate	33.4%	31.7%	35.3%

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 consist of the following (in millions):

	2009	2008

Deferred income tax assets:
Employee benefit accruals	$101.6	$36.2
Net operating loss carryforwards	72.0	60.5
Deferred revenue	71.9	60.0
Accruals and reserves	29.3	14.7
Interest rate swaps	21.9	32.1
Foreign currency translation adjustment	18.7	12.9
Allowance for doubtful accounts	16.4	14.1
Foreign tax credit carryforwards	15.7	13.5
Other	9.4	3.7

Total gross deferred income tax assets	356.9	247.7
Less valuation allowance	(20.8)	(12.8)

Total deferred income tax assets	336.1	234.9

Deferred income tax liabilities:
Amortization of goodwill and intangible assets	1,084.7	414.9
Deferred contract costs	57.2	71.6
Depreciation	22.3	—
Other	6.9	3.7

Total deferred income tax liabilities	1,171.1	490.2

Net deferred income tax liability	$835.0	$255.3

Deferred income taxes have been classified in the consolidated balance sheets as of December 31, 2009 and 2008 as follows (in millions):

	2009	2008

Current assets	$80.9	$77.4
Noncurrent liabilities	915.9	332.7

Net deferred income tax liability	$835.0	$255.3

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

As of December 31, 2009 and 2008, the Company had income taxes receivable (payable) of $7.0 million and ($1.1) million, respectively.

At December 31, 2009 and 2008, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $72.0 million and $60.5 million, respectively. The federal and state net operating

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses result in deferred tax assets at December 31, 2009 and 2008 of $9.7 million and $7.4 million, respectively, which expire between 2019 and 2024. The Company has a valuation allowance against deferred tax assets for state net operating loss carryforwards in the amounts of $9.0 million and $5.3 million at December 31, 2009 and 2008. The Company has foreign net operating loss carryforwards resulting in deferred tax assets at December 31, 2009 and 2008 of $62.3 million and $53.1 million, respectively. The Company has valuation allowances against these net operating losses at December 31, 2009 and 2008 of $9.5 million and $5.2 million, respectively. At December 31, 2009 and 2008, the Company had foreign tax credit carryforwards of $15.7 million and $13.5 million, respectively, which expire between 2013 and 2025. As of December 31, 2009 and 2008, the Company has a valuation allowance against $2.3 million of foreign tax credits for which the Company’s management believes it is more likely than not that it will not realize the benefit.

As of January 1, 2005, the IRS selected the Company to participate in the Compliance Assurance Process (CAP) which is a real-time audit for 2005 and future years. The IRS has completed its review for years 2002-2007 which resulted in immaterial adjustments for tax years 2004 and 2007. Currently management believes the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company’s financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2002. Substantially all state income tax returns have been concluded through 2005.

The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. At December 31, 2009, the cumulative earnings on which United States taxes have not been provided for were $254.0 million. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the federal tax liability associated with the foreign dividend.

The following table reconciles the gross amounts of unrecognized gross tax benefits at the beginning and end of the period (in millions):

Gross Amount

Amounts of unrecognized tax benefits at January 1, 2008	$23.7
Amount of decreases due to lapse of the applicable statute of limitations	(3.6)
Amount of decreases due to change of position	(2.5)
Amount of decreases due to settlements	(6.7)
Increases as a result of tax positions taken in a prior period	4.8

Amount of unrecognized tax benefit at December 31, 2008	15.7

Amount of decreases due to lapse of the applicable statute of limitations	(1.0)
Acquired in Metavante acquisition	27.1
Increases as a result of tax positions taken in a prior period	1.4

Amount of unrecognized tax benefit at December 31, 2009	$43.2

The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $4.0 million, $2.3 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total amount of interest and penalties recognized in the Consolidated Balance Sheets is $11.8 million and $3.8 million at December 31, 2009 and 2008, respectively. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.

Due to the expiration of various statutes of limitation in the next twelve months, an estimated $2.6 million of gross unrecognized tax benefits may be recognized during that twelve month period.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation Related to the Metavante Merger

During the second quarter of 2009, a putative class action complaint was filed by a purported Metavante shareholder against Metavante, its directors, certain officers, and FIS. The complaint alleges that the Metavante directors and officers breached fiduciary duties to the Metavante shareholders and that Metavante and FIS aided and abetted such breaches. The complaint sought to enjoin the proposed Merger transaction, preliminarily and permanently, and also sought unspecified money damages, attorneys’ fees, and class certification. An amended complaint was subsequently filed adding an additional plaintiff, but it is otherwise the same as the original complaint. The case is Lisa Repinski, et al v. Michael Hayford, et al., Milwaukee County Circuit Court Case No. 09CV5325. A second putative class action containing similar allegations was also filed in the second quarter of 2009 by another purported Metavante shareholder against Metavante and its directors and certain officers. This complaint sought to enjoin the Merger transaction, preliminarily and permanently, and also seeks unspecified money damages, attorneys’ fees, and class certification. The case is Samuel Beren v. Metavante Technologies, Inc. et al., Milwaukee County Circuit Court Case No. 09CV6315. The two cases were consolidated into a single action in the second quarter of 2009 as In re Metavante Technologies, Inc. Shareholder Litigation, No. 09CV5325. The parties signed a Memorandum of Understanding settling the litigation during the third quarter of 2009 that is subject to court approval. The settlement was not material to the Company. The parties have stayed all litigation and the court has executed a protective order to permit confirmatory discovery to take place. Preliminary court approval was received in the fourth quarter of 2009. Class members are being notified of the settlement and given an opportunity to object or opt-out of it. After that, the parties will seek final approval of the settlement from the court.

McCormick, April v. Certegy Payment Recovery Services, Inc., et al

This is a putative class action filed in the U.S. District Court for the Northern District of Texas against Certegy Check Services, Inc. and Certegy Payment Recovery Services, Inc. during the first quarter of 2006. The complaint seeks damages and declaratory relief for breach of contract as well as alleged violations of the Fair Debt Collection Practices Act (“FDCPA”), Texas Debt Collections Act, and Texas Deceptive Trade Practices Act (“TDTPA”). The Plaintiff wrote a check to a retailer that was dishonored on presentment. The dishonored check was assigned to Certegy for recovery and collection of associated service charges. The Plaintiff contends that there was no authority to collect a $30 service charge on her bounced check, that the collection letters she received were misleading and that Certegy’s actions were oppressive. Point-of-sale signage indicated that a fee of $25 or the maximum allowed by

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

law would be owed for any bounced check. In addition, the check was stamped at the point-of-sale with a similar statement that the plaintiff signed. The service charge statute in Texas allows a reasonable fee of up to $30 for bounced checks. The court dismissed multiple claims arising out of the FDCPA, including all claims based on alleged misrepresentations or oppressive conduct. The only FDCPA claim remaining is Plaintiff’s claim against Certegy Payment Recovery Services under Section 808. Certegy filed a motion to dismiss the state law claims and a motion for summary judgment as to all counts, arguing that Plaintiff expressly agreed to pay a service charge if her check bounced. The court dismissed the declaratory judgment claim and found that Certegy did not make false, deceptive or misleading representations under the TDTPA; however, the court declined to dismiss the remainder of the state law claims. The Plaintiff filed a motion for class certification, and in the first quarter of 2009 the court granted that motion with respect to the FDCPA claim against Certegy Payment Recovery Services, but denied it with respect to all other claims and against all other defendants. Certegy Payment Recovery Services appealed the decision to the 5th Circuit Court of Appeals. The matter was mediated during the second quarter of 2009 and a settlement agreement regarding all claims was signed and filed with the court for approval during the third quarter of 2009. After notice to all class members, the court approved the settlement in the first quarter of 2010.

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

Searcy, Gladys v. eFunds Corporation

This is a nationwide putative class action that was originally filed against eFunds Corporation and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff’s principal allegation is that consumers did not receive appropriate disclosures pursuant to § 1681g of the FCRA because the disclosures did not include: (i) all information in the consumer’s file at the time of the request; (ii) the source of the information in the consumer’s file; and/or (iii) the names of any persons who requested information related to the consumer’s check writing history during the prior year. The Company answered the complaint and is vigorously defending the matter. Plaintiff filed a motion for class certification which was granted with respect to two subclasses

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company has filed a motion for reconsideration and awaits the court’s ruling on that motion.

In re Lehman Bros. Holdings et al.

This is an action filed against Metavante Corporation by Lehman Brothers Special Financing, Inc., as debtor and debtor in possession, together with Lehman Brothers Holding Inc. and its affiliated debtors (collectively, “Lehman”) in the U.S. Bankruptcy Court of the Southern District of New York during the second quarter of 2009. The action seeks performance under an interest rate swap agreement and enforcement of the automatic bankruptcy stay. Lehman alleges that Metavante owed through the third quarter of 2009: (a) reset payments totaling approximately $11.1 million; and (b) $0.7 million in default interest. The bankruptcy court ordered Metavante to make these payments, which Metavante appealed during the fourth quarter of 2009. Oral argument on that appeal will be heard during the first quarter of 2010. See Note 3(d) for additional information.

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

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2014, and thereafter in the aggregate, are as follows (in millions):

2010	$73.2
2011	56.3
2012	39.1
2013	28.0
2014	19.3
Thereafter	71.1

Total	$287.0

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $22.5 million per year which renew on a short-term basis.

Rent expense incurred under all operating leases during the years ended December 31, 2009, 2008 and 2007 was $100.2 million, $117.0 million and $108.4 million, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was rent expense of $0.4 million, $14.5 million and $23.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data Processing and Maintenance Services Agreements.  The Company has agreements with various vendors, which expire between 2010 and 2019, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $375.5 million as of December 31, 2009. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.

(17)	Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan (ESPP). Eligible employees may voluntarily purchase, at current market prices, shares of FIS’ common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded an expense of $12.4 million, $14.3 million and $15.2 million, respectively, for the years ended December 31, 2009, 2008 and 2007 relating to the participation of FIS employees in the ESPP. Included in discontinued operations in the Consolidated Statements of Earnings was expense of $0.1 million, $3.0 million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

401(k) Profit Sharing Plan

The Company’s employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded expense of $16.6 million, $18.5 million and $20.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007 relating to the participation of FIS employees in the 401(k) plan. Included in discontinued operations in the Consolidated Statements of Earnings was expense of $0.1 million, $3.9 million and $7.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Option Plans

In 2005, the Company adopted the FIS 2005 Stock Incentive Plan (the “Plan”). As of December 31, 2009 and 2008, there were 1.8 million and 2.7 million options outstanding under this plan, respectively, at a strike price of $8.71 per share (as adjusted for the 1.7952 conversion ratio for the LPS spin-off and the 0.6396 exchange ratio in the Certegy transaction). These stock options were granted at the fair value of the Company’s stock on the grant date. The options granted under this plan have a term of 10 years and vest quarterly over either a 4 or 5 year period (the “time-based options”) or based on specific performance criteria (the “performance-based options”). The performance-based options vested in 2006 after the performance criteria were met subsequent to the Certegy Merger.

Through the Certegy Merger, the Company assumed the Certegy Inc. Stock Incentive Plan that provides for the issuance of qualified and non-qualified stock options to officers and other key employees at exercise prices not less than market on the date of grant. All options and awards outstanding prior to the Certegy Merger under the Certegy Plan were fully vested as of the Certegy Merger date. As part of the Certegy Merger, the Certegy shareholders approved amendments to the plan and approved an additional 6.0 million shares to be made available under the plan. The Company granted 0.1 million and 4.7 million options under this plan in the years ended December 31, 2008 and 2007, respectively. There were 12.5 million and 14.7 million options outstanding under this plan at December 31, 2009 and 2008, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 9, 2006, as part of the closing of the FNF Merger, the Company assumed certain options and restricted stock grants that the Company’s employees and directors held in FNF under certain FNF stock option plans. The Company assumed 2.7 million options to replace approximately 4.9 million outstanding FNF options per the FNF Merger agreement. The Company also assumed 0.1 million shares of restricted stock. There were 1.4 million options outstanding under these plans at December 31, 2009 and 2008.

Certain FIS employees were participants in FNF’s stock-based compensation plans prior to the FNF Merger, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under these plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. There were no FNF options granted to FIS employees under these plans subsequent to 2006. The Company recorded expense relating to these options and restricted stock of $1.0 million and $6.4 million in the years ended December 31, 2008 and 2007, respectively. All FNF options and restricted stock for which the Company now records expense were converted into FIS options and restricted stock in the FNF Merger noted above.

On September 12, 2007, as part of the closing of the eFunds Acquisition, the Company assumed certain vested and unvested options and restricted stock units that the employees of eFunds held as of the acquisition date in the eFunds stock option plans. The Company assumed 2.2 million options and 0.1 million restricted stock units.

In 2008, the Company adopted the FIS 2008 Stock Incentive Plan. The Company granted 3.3 million and 4.8 million options under this plan in the years ended December 31, 2009 and 2008, respectively. There were 7.9 million and 4.8 million options outstanding and 15.9 million and 19.2 million options available for grant under this plan as of December 31, 2009 and 2008, respectively.

On July 2, 2008, we completed the LPS spin-off.  All stock options and awards held by our employees that became LPS employees were cancelled as of that date and reissued as LPS stock options and awards which are being accounted for in LPS’ financial results on a go-forward basis. All stock options and awards held by employees that continued to be FIS employees were adjusted using a conversion factor to adjust both the number of awards and the strike price of the awards that ensured the fair value of the option and award were the same immediately before and after the spin-off transaction.

On October 1, 2009, in conjunction with the Metavante acquisition, the Company assumed certain vested and unvested options and restricted stock awards that the employees of Metavante held as of the acquisition date in the Metavante stock option plans. The Company assumed 12.2 million options and 0.6 million restricted stock awards. The Company granted 2.8 million additional options under this plan subsequent to the acquisition in the fourth quarter of 2009. There were 14.3 million options outstanding and 14.4 million options available for grant under this plan as of December 31, 2009.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes the stock option activity for the years ended December 31, 2009, 2008 and 2007 (in millions except for per share amounts):

		Weighted
		Average
	Shares	Exercise Price

Balance, December 31, 2006	17.1	$26.02
Assumed in eFunds acquisition	2.2	28.47
Granted	4.7	42.55
Exercised	(6.5)	18.18
Cancelled	(0.2)	20.07

Balance, December 31, 2007	17.3	33.22
Granted January 1, 2008 through July 2, 2008	0.2	40.24
Exercised January 1, 2008 through July 2, 2008	(0.5)	21.85
Cancelled January 1, 2008 through July 2, 2008	(0.2)	31.02
Cancelled and assumed by LPS in spin-off transaction	(4.6)	33.89

Balance, July 2, 2008 before equity restructuring adjustment	12.2	33.58
Granted in LPS spin-off transaction	9.7	(a	)

Balance, July 2, 2008 post-equity restructuring adjustment	21.9	18.71
Granted July 3, 2008 through December 31, 2008	4.7	14.46
Exercised July 3, 2008 through December 31, 2008	(0.6)	13.78
Cancelled July 3, 2008 through December 31, 2008	(0.2)	19.56

Balance, December 31, 2008	25.8	17.95
Assumed in Metavante acquisition	12.2	16.77
Granted	6.1	23.09
Exercised	(3.7)	13.15
Cancelled	(0.9)	20.20

Balance, December 31, 2009	39.5	18.73

(a)	As a result of the LPS spin-off, all FIS stock options and awards held by LPS’ employees were cancelled and reissued as LPS stock options and awards and are accounted for in LPS’ financial results going forward. All stock options and awards held by employees that continued as FIS employees were adjusted using a conversion factor of 1.7952 to adjust both the number of awards and the strike price of these awards to ensure that their fair value was the same immediately before and after the spin-off.

The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $35.4 million, $11.4 million and $179.3 million, respectively. The Company generally issues shares from treasury stock for stock options exercised.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2009:

	Outstanding Options				Exercisable Options
		Weighted				Weighted
		Average	Weighted	Intrinsic		Average	Weighted	Intrinsic
	Number	Remaining	Average	Value at	Number	Remaining	Average	Value at
	of	Contractual	Exercise	December 31,	of	Contractual	Exercise	December 31,
Range of Exercise Price	Options	Life	Price	2009(b)	Options	Life	Price	2009(b)
	(In millions)			(In millions)	(In millions)			(In millions)

$ 0.00 - $ 8.71	1.8	5.08	$8.65	$26.7	1.8	5.08	$8.65	$26.7
$ 8.72 - $14.35	6.8	5.45	13.34	68.2	3.2	4.46	12.90	33.4
$14.36 - $17.30	7.4	5.71	16.69	50.0	6.5	5.42	16.61	44.5
$17.31 - $20.00	5.2	4.55	17.93	28.7	5.2	4.52	17.92	28.5
$20.01 - $23.03	9.1	5.58	21.89	14.1	5.3	4.98	21.43	10.7
$23.04 - $23.44	1.8	3.86	23.03	0.7	1.8	3.86	23.03	0.7
$23.45 - $24.89	7.4	5.54	23.80	(a)	5.1	4.98	23.71	(a)

$ 0.00 - $24.89	39.5	5.34	$18.73	$188.4	28.9	4.88	$18.48	$144.5

(a)	No intrinsic value as of December 31, 2009.

(b)	Intrinsic value is based on a closing stock price at December 31, 2009 of $23.44.

The Company has provided for total stock compensation expense of $71.0 million, $60.7 million and $39.0 million for 2009, 2008, and 2007, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation. The amount of stock compensation expense related to discontinued operations is $9.1 million and $14.0 million in 2008 and 2007, respectively, and has been reclassified accordingly.

Stock compensation expense of $19.3 million was recorded for the year ended December 31, 2009 relating to the acceleration of option vesting for all options and restricted stock awards granted under the Certegy plan from February 1, 2006 through June of 2008, due to the terms of the change in control provisions relating to those awards triggered by the acquisition of Metavante. Those awards specified that a greater than 33.3% change in ownership of the Company would trigger the change in control provisions under those agreements and subsequent to the Metavante acquisition, FIS shareholders held approximately 52% of the outstanding shares of the Company. Stock compensation expense for 2009 also includes $8.2 million relating to the acceleration of expense relating to certain options and restricted stock awards held by certain executives granted in 2008 under the terms of their employment agreements. Due to the fact that the terms of these awards included these provisions, the acceleration charge was based on the original fair value attributable to the awards and was not remeasured upon the change in control provision being triggered. Stock compensation expense of $14.1 million was recorded for the year ended December 31, 2008 relating to the acceleration of option vesting for all options held by eFunds employees prior to the merger and $2.6 million relating to the acceleration upon termination of certain executive unvested stock awards. Stock compensation expense of $2.2 million was recorded for the year ended December 31, 2007 relating to the acceleration of option vesting upon termination of certain employees during the year.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted during 2009, 2008 and 2007 was estimated to be $7.18, $3.84 and $12.60, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2009	2008	2007

Risk free interest rate	2.3%	2.8%	3.5%
Volatility	35.0%	26.0%	25.0%
Dividend yield	1.0%	1.0%	0.5%
Weighted average expected life (years)	5.0	5.3	5.8

At December 31, 2009 and 2008, the total unrecognized compensation cost related to non-vested stock awards is $93.5 million and $69.3 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.7 years and 1.6 years, respectively.

On October 25, 2006, our Board of Directors approved a plan authorizing repurchases of up to $200.0 million worth of our common stock (the “Old Plan”). On April 17, 2008, our Board of Directors approved a plan authorizing repurchases of up to an additional $250.0 million worth of our common stock (the “New Plan”). Under the New Plan we repurchased 5.8 million shares of our stock for $226.2 million, at an average price of $38.97 for the year ended December 31, 2008. During the year ended December 31, 2008, we also repurchased an additional 0.2 million shares of our stock for $10.0 million at an average price of $40.56 under the Old Plan. During 2007, the Company repurchased 1.6 million shares at an average price of $49.15 under the Old Plan. (See Note 20 for additional information).

On March 20, 2008, we granted 0.4 million shares of restricted stock at a price of $38.75 that vest quarterly over 2 years. On July 2, 2008, 0.2 million of these shares were cancelled and assumed by LPS. The remaining unvested restricted shares were converted by the conversion factor of 1.7952. These awards vested as of October 1, 2009 under the change in control provisions due to the Metavante acquisition. During 2009, we granted 0.5 million shares of restricted stock at a price of $22.55 that vest annually over 3 years. On October 1, 2009, the Company granted 0.4 million restricted stock units at a price of $24.85 per share that vest over six months. On October 27, 2008, we granted 0.8 million shares of restricted stock at a price of $14.35 that vest annually over 3 years. As of December 31, 2009 and 2008, we have approximately 1.4 million and 1.0 million unvested restricted shares remaining.

Other Benefit Plans

Certegy Pension Plan

In connection with the Certegy Merger, the Company announced that it was going to terminate and settle the Certegy U.S. Retirement Income Plan (“USRIP”). The final USRIP settlement occurred during the fourth quarter of 2007 and was paid to the participants electing to take a lump-sum payment of their accrued benefit or receiving an annuity contract for their remaining benefit. The aggregate settlement value was $73.5 million. In addition the Company amended the Supplemental Executive Retirement Plan (“SERP”) to effectively freeze the benefits entitled under the plan resulting in a curtailment and settlement of that plan at December 31, 2007. The liabilities of that plan were then paid out in February 2008.

Kordoba Pension Plan

Our German operations have unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to Kordoba’s employees upon retirement. The accumulated benefit obligation at December 31, 2009 and 2008 was $30.7 million and $27.7 million, respectively, and the projected benefit obligation was $31.7 million and $28.6 million, respectively. The plan remains unfunded as of December 31, 2009.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Concentration of Risk

The Company generates a significant amount of revenue from large customers, however, no individual customer accounted for more than 5% of total revenue or total segment revenue in the years ended December 31, 2009, 2008 and 2007.

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

(19)	Segment Information

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the year ended December 31, 2009 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total

Processing and services revenues	$1,260.0	$1,741.9	$782.7	$(15.1)	$3,769.5
Operating expenses	842.3	1,266.3	668.5	714.5	3,491.6

Operating income	$417.7	$475.6	$114.2	$(729.6)	277.9

Other income (expense) unallocated					(121.9)

Income from continuing operations					$156.0

Depreciation and amortization	$101.0	$78.2	$58.5	$332.9	$570.6

Capital expenditures	$98.8	$31.3	$68.1	$12.1	$210.3

Total assets	$4,960.4	$4,807.8	$1,661.0	$2,568.4	$13,997.6

Goodwill	$3,738.4	$4,029.4	$465.1	$—	$8,232.9

As of and for the year ended December 31, 2008 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total

Processing and services revenues	$1,135.8	$1,526.3	$768.1	$(2.5)	$3,427.7
Operating expenses	783.6	1,172.5	699.4	448.4	3,103.9

Operating income	$352.2	$353.8	$68.7	$(450.9)	323.8

Other income (expense) unallocated					(155.7)

Income from continuing operations					$168.1

Depreciation and amortization	$90.5	$69.4	$52.7	$209.2	$421.8

Capital expenditures	$87.0	$34.2	$93.5	$10.8	$225.5

Total assets	$2,865.3	$2,195.1	$1,349.2	$1,082.4	$7,492.0

Goodwill	$2,096.4	$1,674.1	$423.5	$—	$4,194.0

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for year ended December 31, 2007 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total

Processing and services revenues	$979.6	$1,303.2	$613.7	$(3.6)	$2,892.9
Operating expenses	797.5	1,011.4	556.4	266.0	2,631.3

Operating income	$182.1	$291.8	$57.3	$(269.6)	261.6

Other income (expense) unallocated					102.1

Income from continuing operations					$363.7

Depreciation and amortization	$151.0	$44.0	$40.5	$157.7	$393.2

Total assets	$2,985.2	$2,386.6	$1,090.3	$1,180.9	$7,643.0

Goodwill	$2,106.7	$1,682.4	$425.6	$—	$4,214.7

Brazil, Germany and the U.K. accounted for the majority of the revenues from non-U.S. based customers.

Total assets at December 31, 2008 and 2007, exclude $8.4 million and $2,151.6 million, respectively, related to discontinued operations. Goodwill at December 31, 2007 excludes $1,112.1 million related to discontinued operations.

Capital expenditures for the years ended 2007 are not provided. We did not track capital expenditures in the prior periods consistent with the current segment reporting. Therefore, it was impracticable to obtain this information for the 2007 period.

Financial Solutions Group

FSG focuses on serving the processing needs of financial institutions, commercial lenders, finance companies and other businesses. The Company’s primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. The Company also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the Company’s financial institution customers and their clients. The Company offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. The Company also offers technology solutions, ranging in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures. Outsourced customer service teams, both onshore and offshore, are also provided.

Payment Solutions Group

PSG provides a comprehensive set of software and services for EFT, network, card processing, image, bill payment, government and healthcare solutions for North America. PSG is focused on servicing the payment and electronic funds transfer needs of North American headquartered banks and credit unions, automotive financial companies, commercial lenders, and independent community and savings institutions. With the Metavante acquisition, we also entered the emerging markets of healthcare and government payments. PSG customers typically commit to long-term contracts that provide, recurring revenues based on underlying payment transaction volumes.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Solutions Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company’s consolidated Brazilian card processing venture (see note 7). Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $483.7 million, $398.0 million and $332.1 million at December 31, 2009, 2008 and 2007, respectively. These assets are predominantly located in Germany, Brazil, the U.K. and India.

Corporate and Other

The Corporate and Other segment consists of the corporate overhead costs that are not allocated to operating segments. These include costs related to human resources, finance, legal, accounting, domestic sales and marketing, merger and acquisition activity and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

(20)	Subsequent Events

The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosure through February 26, 2010, the date these financial statements were issued, and has reflected or disclosed those items within the Consolidated Financial Statements as deemed appropriate.

Brazilian Venture

During the third quarter of 2008, Banco Santander Spain (“Banco Santander”) acquired majority control of ABN. Since then, Banco Santander has publicly stated its intention to consolidate all Brazilian card processing operations onto its own in-house technology platform, and notified the Brazilian Venture during 2009 of its desire to exit the relationship. In late January 2010, Banco Santander ceased processing its card portfolio on the Brazilian Venture’s systems. We are presently negotiating Banco Santander’s exit from the Brazilian Venture, including an applicable termination payment, ongoing call center services, forgiveness of the Brazilian Venture Notes, and waiver of our put agreement, which exit must be approved by Banco Bradesco.

The Brazilian Venture currently processes approximately 13.1 million cards for Banco Bradesco and provides call center, cardholder support and collection services for all of Banco Bradesco’s card portfolios. As a result of the exit of Banco Santander from the Brazilian Venture, Banco Bradesco has indicated they are analyzing whether these services are best provided through the processing joint venture or through a more conventional commercial relationship with FIS. We are discussing various alternatives with Banco Bradesco and will seek a mutually beneficial resolution.

Stock Repurchase

On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions through January 31, 2013. We repurchased 0.6 million shares of our common stock for $12.4 million, at an average price of $22.60, from February 4, 2010 through February 24, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc., Cars Holdings, LLC and Metavante Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 6, 2009).
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 6, 2006).
3.2	Amended and Restated Bylaws of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 6, 2006).
4.1	Registration Rights Agreement, dated as of February 1, 2006, among Fidelity National Information Services, Inc. and the security holders named therein (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 6, 2006).
4.2	Form of certificate representing Fidelity National Information Services, Inc. Common Stock (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 filed on February 6, 2006).
10.1	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.2	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on March 25, 2002).
10.3	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed on February 17, 2004).
10.4	Certegy Inc. Non-Employee Director Stock Option Plan, effective as of June 15, 2001 (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.5	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.6	Certegy 2002 Bonus Deferral Program Terms and Conditions (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.7	Certegy Inc. Officers’ Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.8	Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003 (the “SERP”) (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed on February 17, 2004).(1)
10.9	Amendment to the SERP, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 2, 2008).(1)
10.10	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003 (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed on February 17, 2004).(1)
10.11	Form of Certegy Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.46 to Current Report on Form 8-K filed on February 10, 2005).(1)
10.12	Form of Certegy Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed on March 11, 2005).(1)
10.13	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed on March 11, 2005).(1)
10.14	Form of Certegy Inc. Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed on March 11, 2005).(1)
10.15	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 25, 2008).(1)
10.16	Fidelity National Information Services, Inc. 2005 Stock Incentive Plan, effective as of March 9, 2005 (incorporated by reference to Exhibit 10.84 to Annual Report on Form 10-K of Fidelity National Financial, Inc. filed on March 16, 2005).(1)

Exhibit
No.	Description

10.17	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.10 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.18	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.11 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.19	Amended and Restated Certegy Inc. Stock Incentive Plan, effective as of June 15, 2001 and amended and restated as of October 23, 2006 (incorporated by reference to Annex B to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).(1)
10.20	Form of Amendment to Change in Control Letter Agreements (incorporated by reference to Exhibit 99.36 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.21	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, amended and restated as of July 24, 2001 and as of November 12, 2004 and effective as of December 16, 2004 (incorporated by reference to Annex B to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).(1)
10.22	Micro General Corporation 1999 Stock Incentive Plan, effective as of November 17, 1999 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 of Micro General Corporation filed on February 1, 2000).(1)
10.23	Form of Stock Option Agreement and Notice of Stock Option Grant under Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on March 21, 2005).(1)
10.24	Sanchez Computer Associates, Inc. Amended and Restated 1995 Equity Compensation Plan, effective as of October 9, 1995 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 of Fidelity National Financial, Inc. filed on April 15, 2004).(1)
10.25	InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan, InterCept, Inc. 2002 Stock Option Plan and InterCept, Inc. G. Lynn Boggs 2002 Stock Option Plan, all amended and restated as of November 8, 2004 (incorporated by reference to Exhibits 99.2, 99.3 and 99.4, respectively, to Registration Statement on Form S-8 of Fidelity National Financial, Inc. filed on November 23, 2004).(1)
10.26	Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, effective as of December 16, 2004 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).(1)
10.27	Notice of Stock Option Grant under Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan, effective as of August 19, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on August 25, 2005).(1)
10.28	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, effective as of May 29, 2008 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A filed on April 15, 2008).(1)
10.29	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed on February 27, 2009).(1)
10.30	Form of Notice of Stock Option Grant and Stock Option Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed on February 27, 2009).(1)
10.31	Restricted Stock Unit Award Agreement under the Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, dated as of October 1, 2009, between William P. Foley and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on October 2, 2009).(1)
10.32	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan for November 2009 grants.(1)
10.33	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006 (incorporated by reference to Annex C to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).(1)

Exhibit
No.	Description

10.34	Amended and Restated Metavante 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to FIS’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed on October 1, 2009).(1)
10.35	Form of Metavante Non-Statutory Stock Option Award — Certificate of Award Agreement for grants made between November 2007 and October 2008 (incorporated by reference to Exhibit 10.10(a) to Metavante’s Current Report on Form 8-K filed on November 6, 2007).(1)
10.36	Form of Metavante Non-Statutory Stock Option Award — Certificate of Award Agreement for grants made in November 2008 (incorporated by reference to Exhibit 10.10(b) to Metavante’s Annual Report on Form 10-K filed on February 20, 2009).(1)
10.37	Form of Metavante Non-Statutory Stock Option Award — Certificate of Award Agreement for Frank R. Martire, Michael D. Hayford, Frank G. D’Angelo and Donald W. Layden, Jr. for grants made in November 2008 (incorporated by reference to Exhibit 10.10(c) to Metavante’s Annual Report on Form 10-K filed on February 20, 2009).(1)
10.38	Form of Metavante Restricted Stock Award — Certificate of Award Agreement for grants made in November and December 2007 (incorporate by reference to Exhibit 10.10(b) to Metvante’s Current Report on Form 8-K filed on November 6, 2007).(1)
10.39	Form of Metavante Restricted Stock Award — Certificate of Award Agreement for grants made in January 2008 (incorporated by reference to Exhibit 10.10(e) to Metavante’s Annual Report on Form 10-K filed on February 20, 2009).(1)
10.40	Metavante Restricted Stock Award — Certificate of Award Agreement between Metavante Technologies, Inc. and Timothy C. Oliver dated November 12, 2007 (incorporated by reference to Exhibit 10.10(f) to Metavante’s Annual Report on Form 10-K filed on February 20, 2009).(1)
10.41	Form of Metavante Performance Share Award — Certificate of Award Agreement (incorporated by reference to Exhibit 10.10(g) to Metavante’s Annual Report on Form 10-K filed on February 20, 2009).(1)
10.42	Form of Metavante Restricted Stock Agreement for grants made to Frank R. Martire and Frank G. D’Angelo on October 2, 2009.(1)
10.43	Form of Metavante Stock Option Agreement for grants made to Frank R. Martire, Michael D. Hayford, Frank G. D’Angelo and Hurdis on October 2, 2009.(1)
10.44	Form of Stock Option Agreement for grants made in November 2009 under the Metavante 2007 Equity Incentive Plan.(1)
10.45	Form of Restricted Stock Agreement for grants made in November 2009 under the Metavante 2007 Equity Incentive Plan.(1)
10.46	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006 (incorporated by reference to Annex D to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).(1)
10.47	Form of Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed on March 1, 2007).(1)
10.48	Second Amended and Restated Employment Agreement, dated as of September 30, 2009, by and among Fidelity National Information Services, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on October 2, 2009)(1)
10.49	Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Frank R. Martire (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4/A filed on July 20, 2009).(1)
10.50	Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Frank R. Martire (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2009).(1)
10.51	Relocation Letter Agreement, dated as of March 31, 2009, from Fidelity National Information Services, Inc. to Frank R. Martire (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4/A filed on July 20, 2009).

Exhibit
No.	Description

10.52	Employment Agreement, dated as of October 30, 2009, by and among Fidelity National Information Services, Inc. and Frank R. Sanchez (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 5, 2009).(1)
10.53	Employment Agreement, effective as of July 2, 2008, between Fidelity National Information Services, Inc. and Brent B. Bickett (incorporated by reference to Exhibit 10.59 to Annual Report on Form 10-K filed on February 27, 2009).(1)
10.54	Amended and Restated Employment Agreement, dated as of December 29, 2009, by and among Fidelity National Information Services, Inc. and Gary A. Norcross (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 29, 2009).(1)
10.55	Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Michael D. Hayford (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 3, 2009).(1)
10.56	Relocation Letter Agreement, dated as of March 31, 2009, from Fidelity National Information Services, Inc. to Michael D. Hayford (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4/A filed on July 20, 2009).
10.57	Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Michael D. Hayford (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4/A filed on July 20, 2009).(1)
10.58	Amended and Restated Employment Agreement, dated as of September 30, 2009, by and among Fidelity National Information Services, Inc. and George Scanlon (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed on October 2, 2009).(1)
10.59	Employment Agreement, dated as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed on October 2, 2009).(1)
10.60	Amended and Restated Employment Agreement, dated as of September 30, 2009, by and among Fidelity National Information Services, Inc. and Lee A. Kennedy (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on October 2, 2009).(1)
10.61	Amended and Restated Employment Agreement dated December 16, 2009 by and between Fidelity National Information Services, Inc. and Michael L. Gravelle.(1)
10.62	Debt Exchange and Joinder Agreement, dated as of October 1, 2009, by and among Fidelity National Information Services, Inc., Metavante Holdings, LLC, Metavante Corporation, Fidelity National Information Services, Inc., as loan purchaser, each lender listed on Schedule I thereto, JPMorgan Chase Bank, N.A., as administrative agent under the FNIS Credit Agreement (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent under the Metavante Credit Agreement (as defined therein) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 2, 2009).
10.63	Credit Agreement, dated as of November 1, 2007, with respect to a term loan facility and revolving credit facility, among Metavante Technologies, Inc., Metavante Corporation, JPMorgan Chase Bank, N.A., as administrative agent, Lehman Commercial Paper Inc. and Baird Financial Corporation, as documentation agents, Morgan Stanley Senior Funding Inc., as syndication agent, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 4.3.1 to Metavante’s Current Report on Form 8-K filed on November 6, 2007).
10.64	Amendment No. 1 to Credit Agreement, dated April 30, 2009, among Metavante Technologies, Inc., Metavante Corporation, the lenders party thereto, Lehman Commercial Paper Inc., and Baird Financial Corporation, as documentation agents, Morgan Stanley Senior Funding Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 2, 2009).
10.65	Credit Agreement, dated as of January 18, 2007, by and among Fidelity National Information Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., Bank of America, N.A., and other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 19, 2007).

Exhibit
No.	Description

10.66	Amendment No. 1 to Credit Agreement, dated July 30, 2007, among Fidelity National Information Services, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Swing Line Lender and L/C Issuer, and Bank of America, N.A., as Swing Line Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 18, 2007).
10.67	Joinder Agreement, dated as of September 12, 2007, by and among Fidelity National Information Services, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Wachovia Bank N.A. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 18, 2007).
10.68	Receivable Purchase Agreement, dated as of October 1, 2009, among FIS Receivable SPV, LLC, as seller, Fidelity National Information Services, Inc., as servicer, Fidelity Information Services, Inc., eFunds Corporation, Fidelity National Card Services, Inc., and Intercept, Inc., as initial receivables administrators, the banks and other financial institutions party thereto, as purchasers, and JPMorgan Chase Bank, N.A., as agent, J.P. Morgan Securities, Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed October 2, 2009).
10.69	Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Fidelity National Financial, Inc., Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 27, 2006).
10.70	Cross-Indemnity Agreement, dated as of October 23, 2006 by and between Fidelity National Information Services, Inc. and Fidelity National Title Group, Inc. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 27, 2006).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Investment Agreement, dated as of March 31, 2009, by and between Fidelity National Information Services, Inc. and the investors party thereto (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-4 filed on May 4, 2009).
99.2	Shareholders Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc., WPM, L.P. (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-4 filed May 4, 2009).
99.3	Stock Purchase Right Agreement, dated as of March 31, 2009, among Fidelity National Information Services, Inc., WPM, L.P. (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-4 filed May 4, 2009).

(1)	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010		Fidelity National Information Services, Inc.

	By:	/s/ Frank R. Martire

Frank R. Martire
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2010	By:	/s/ William P. Foley, II William P. Foley, II Executive Chairman of the Board

Date: February 26, 2010	By:	/s/ Frank R. Martire Frank R. Martire President and Chief Executive Officer; Director (Principal Executive Officer)

Date: February 26, 2010	By:	/s/ Michael d. hayford Michael D. Hayford Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2010	By:	/s/ James W. Woodall James W. Woodall Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 26, 2010	By:	/s/ Thomas M. Hagerty Thomas M. Hagerty, Director

Date: February 26, 2010	By:	/s/ Keith W. Hughes Keith W. Hughes, Director

Date: February 26, 2010	By:	/s/ David K. Hunt David K. Hunt, Director

Date: February 26, 2010	By:	/s/ Stephan A. James Stephan A. James, Director

Date: February 26, 2010	By:	/s/ Lee A. Kennedy Lee A. Kennedy, Executive Vice Chairman and Director

Date: February 26, 2010	By:	/s/ Richard N. Massey Richard N. Massey, Director

Date: February 26, 2010	By:	/s/ James C. Neary James C. Neary, Director