Form 10-Q
period 2010-03-31
Fidelity National Information Services, Inc.
filed 2010-05-05
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of April 30, 2010, 376,587,420 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q QUARTERLY REPORT
Quarter Ended March 31, 2010
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3
B. Condensed Consolidated Statements of Earnings for the three-month periods ended March 31, 2010 and 2009	4
C. Condensed Consolidated Statement of Equity and Comprehensive Earnings for the three-month period ended March 31, 2010	5
D. Condensed Consolidated Statements of Cash Flows for the three month-periods ended March 31, 2010 and 2009	6
E. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosure About Market Risks	25
Item 4. Controls and Procedures	27
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	28
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$463.9	$430.9
Settlement deposits	44.0	50.8
Trade receivables, net of allowance for doubtful accounts of $42.5 and $41.8 at March 31, 2010 and December 31, 2009, respectively	717.5	765.4
Settlement receivables	76.7	62.5
Other receivables	49.8	30.9
Receivables from related parties	33.9	32.0
Prepaid expenses and other current assets	149.1	141.2
Deferred income taxes	58.3	80.9
Assets held for sale	—	71.5

Total current assets	1,593.2	1,666.1
Property and equipment, net	368.9	375.9
Goodwill	8,221.0	8,232.9
Intangible assets, net	2,369.6	2,396.8
Computer software, net	914.1	932.7
Deferred contract costs	249.3	261.4
Other noncurrent assets	117.9	131.8

Total assets	$13,834.0	$13,997.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$541.4	$523.2
Due to Brazilian venture partners	72.8	73.0
Settlement payables	108.2	122.3
Current portion of long-term debt	236.9	236.7
Deferred revenues	299.4	279.5

Total current liabilities	1,258.7	1,234.7
Deferred revenues	91.4	104.8
Deferred income taxes	875.9	915.9
Long-term debt, excluding current portion	2,815.6	3,016.6
Other long-term liabilities	234.9	207.0

Total liabilities	5,276.5	5,479.0

Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock $0.01 par value; 600 shares authorized, 381.1 shares issued at March 31, 2010 and December 31, 2009	3.8	3.8
Additional paid in capital	7,324.4	7,345.1
Retained earnings	1,209.5	1,134.6
Accumulated other comprehensive earnings	54.2	82.2
Treasury stock, $0.01 par value, 6.7 and 6.6 shares at March 31, 2010 and December 31, 2009, respectively	(239.2)	(256.8)

Total FIS stockholders’ equity	8,352.7	8,308.9
Noncontrolling interest	204.8	209.7

Total equity	8,557.5	8,518.6

Total liabilities and equity	$13,834.0	$13,997.6

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three-month periods
	ended March 31,
	2010	2009
Processing and services revenues (for related party activity, see note 3)	$1,249.6	$794.1
Cost of revenues (for related party activity, see note 3)	907.2	618.4

Gross profit	342.4	175.7
Selling, general and administrative expenses (for related party activity, see note 3)	158.6	95.9

Operating income	183.8	79.8

Other income (expense):
Interest expense, net	(28.3)	(31.2)
Other income (expense), net	(5.3)	1.2

Total other income (expense)	(33.6)	(30.0)

Earnings from continuing operations before income taxes	150.2	49.8
Provision for income taxes	55.6	17.1

Earnings from continuing operations, net of tax	94.6	32.7
Loss from discontinued operations, net of tax	(1.1)	—

Net earnings	93.5	32.7
Net loss attributable to noncontrolling interest	0.1	0.3

Net earnings attributable to FIS	$93.6	$33.0

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.25	$0.17
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	—	—

Net earnings per share — basic attributable to FIS common stockholders	$0.25	$0.17

Weighted average shares outstanding — basic	373.3	190.0

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.25	$0.17
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	—	—

Net earnings per share — diluted attributable to FIS common stockholders	$0.25	$0.17

Weighted average shares outstanding — diluted	379.9	191.6

Cash dividends paid per share	$0.05	$0.05

Amounts attributable to FIS common stockholders
Earnings from continuing operations, net of tax	$94.7	$33.0
Loss from discontinued operations, net of tax	(1.1)	—

Net earnings attributable to FIS	$93.6	$33.0

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity and Comprehensive Earnings
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
						Other
	Number of Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid In	Retained	Earnings	Treasury	Noncontrolling	Comprehensive	Total
	Shares	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interest	Earnings	Equity
Balances, December 31, 2009	381.1	(6.6)	$3.8	$7,345.1	$1,134.6	$82.2	$(256.8)	$209.7	$—	$8,518.6
Exercise of stock options and stock purchase rights	—	1.3	—	(36.6)	—	—	49.8	—	—	13.2
Tax benefit associated with exercise of stock options	—	—	—	(0.1)	—	—	—	—	—	(0.1)
Stock-based compensation	—	—	—	16.0	—	—	—	—	—	16.0
Purchases of treasury stock	—	(1.4)	—	—	—	—	(32.2)	—	—	(32.2)
Cash dividends paid ($0.05 per share) and other	—	—	—	—	(18.7)	—	—	(0.8)	—	(19.5)
Comprehensive earnings:
Net earnings	—	—	—	—	93.6	—	—	(0.1)	93.5	93.5
Other comprehensive earnings, net of tax:
Unrealized gain on investments and derivatives, net	—	—	—	—	—	(7.0)	—	—	(7.0)	(7.0)
Unrealized gain on foreign currency translation	—	—	—	—	—	(21.0)	—	(4.0)	(25.0)	(25.0)

Comprehensive earnings:									$61.5

Balances, March 31, 2010	381.1	(6.7)	$3.8	$7,324.4	$1,209.5	$54.2	$(239.2)	$204.8		$8,557.5

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three-month periods
	ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$93.5	$32.7
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	152.8	92.0
Stock-based compensation	16.0	9.5
Deferred income taxes	(8.5)	1.3
Income tax benefit from exercise of stock options	0.1	(0.1)
Other operating activities, net	5.4	0.9
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade receivables	45.7	68.9
Net decrease (increase) in settlement receivables	(21.6)	0.7
Net decrease (increase) in prepaid expenses and other assets	(9.2)	19.1
Net increase in deferred contract costs	(7.2)	(10.9)
Net increase (decrease) in deferred revenue	11.5	16.0
Net increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(6.9)	(67.2)

Net cash provided by operating activities	271.6	162.9

Cash flows from investing activities:
Additions to property and equipment	(20.8)	(15.0)
Additions to computer software	(37.4)	(30.3)
Net proceeds from sale of assets	71.5	—
Acquisitions, net of cash acquired	(50.0)	(3.0)
Other investing activities, net	39.2	—

Net cash provided by (used in) investing activities	2.5	(48.3)

Cash flows from financing activities:
Borrowings	1,841.6	541.8
Repayment of borrowings	(2,042.0)	(595.9)
Income tax benefits from exercise of stock options	(0.1)	0.1
Proceeds from exercise of stock options	13.2	3.6
Treasury stock purchases	(32.2)	—
Dividends paid	(19.5)	(9.5)

Net cash used in financing activities	(239.0)	(59.9)

Effect of foreign currency exchange rates on cash	(2.1)	(3.6)
Net increase in cash and cash equivalents	33.0	51.1
Cash and cash equivalents, beginning of period	430.9	220.9

Cash and cash equivalents, end of period	$463.9	$272.0

Cash paid for interest	$35.5	$30.7

Cash paid for taxes	$14.5	$37.9

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation and all references to “Metavante” are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009.
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2009 Condensed Consolidated Financial Statements to conform to the classifications used in 2010.
     We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 11).
(2) Change in Accounting for Revenue Recognition
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements-“ (“ASU 2009-13”). This new standard revises the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminates the use of the residual method of revenue recognition and requires the allocation of consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available.
     FIS early adopted the provisions of ASU 2009-13 prospectively for all new and materially modified arrangements after January 1, 2010.
     We establish VSOE of selling price using the price charged when the same element is sold separately, or in the case of post-contract customer support or other recurring services, when a substantive stated renewal rate is provided to the customer. In certain limited circumstances, the Company is not able to establish VSOE for all deliverables in a multiple element arrangement. This may be due to the infrequent occurrence of standalone sales for an element, a limited sales history for new solutions or pricing within a broader range than permissible by our policy to establish VSOE. In those circumstances, we proceed to the alternative levels in the hierarchy of determining selling price. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company is typically not able to determine TPE and we have not used this measure since we are unable to reliably verify standalone prices of competitive solutions. ESP is established in those instances where neither VSOE nor TPE are available, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. Use of ESP was limited to a very small portion of our solutions, principally software license fees and related installation fees.
     The Company’s arrangements with multiple deliverables may include one or more elements that are subject to the existing software revenue recognition guidance. The consideration for these multiple element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the elements in the arrangement using the hierarchy in ASU 2009-13. The appropriate revenue recognition guidance is then applied to the respective software and non-software elements.
     Processing and services revenues would have been approximately $2.0 million less than reported if the new or materially modified arrangements after January 1, 2010 had been subject to the prior accounting guidance.
     This new guidance did not have a material impact on revenue recognition due to the existence of VSOE for most of the Company’s solutions. While the impact of adopting this change going forward will be a function of the component elements of new contracts

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
entered into or materially modified, we expect a minimal impact in the timing and pattern of revenue recognition since we have established VSOE for those solutions comprising the vast majority of our revenues. The effect of the change will primarily relate to arrangements that include software licenses with other service elements that have historically resulted in revenue deferral for certain non-software elements. The Company does not expect this new accounting guidance to impact its future pricing practices or go-to-market strategies.
(3) Related Party Transactions
     We are party to certain related party agreements described below.
     Revenues and Expenses
     A detail of related party items included in revenues for the three-month periods ended March 31, 2010 and 2009 is as follows (in millions):

	2010	2009
Banco Santander item processing revenue	$10.7	$8.6
Banco Bradesco item processing revenue	3.9	3.0
Banco Santander Brazilian Venture revenue	12.8	11.2
Banco Bradesco Brazilian Venture revenue	32.3	17.9
FNF data processing services revenue	11.6	11.8
Sedgwick data processing services revenue	8.9	10.0
Ceridian data processing services revenue	1.9	0.8
LPS services revenue	0.1	0.1

Total related party revenues	$82.2	$63.4

     See Note 7 for a discussion of the Brazilian outsourced card-processing venture with Banco Santander and Banco Bradesco (the “Brazilian Venture”).
     A detail of related party items included in operating expenses (net of expense reimbursements) for the three-month periods ended March 31, 2010 and 2009 is as follows (in millions):

	2010	2009
Equipment and real estate leasing with FNF and LPS	$0.6	$5.9
Administrative corporate support and other services with FNF and LPS	0.8	(0.5)

Total related party expenses	$1.4	$5.4

     FNF
     We provide data processing services to Fidelity National Financial, Inc. (“FNF”), our former parent, consisting primarily of infrastructure support and data center management. The Executive Chairman of the Board of Directors of FIS is also the Executive Chairman of the Board of Directors of FNF. Our agreement with FNF runs through June 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). During the 2009 third quarter, FNF entered into a transaction that triggered the repayment of the $5.9 million note payable to FIS. We recorded interest income related to this note of less than $0.1 million for the three months ended March 31, 2009. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative support services relating to general management and administration. The pricing for these services, both to and from FNF, is at cost. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.
     Ceridian
     We provide business process outsourcing services to Ceridian Corporation (“Ceridian”), a company in which FNF holds an approximate 33% equity interest.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Sedgwick
     We provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF holds an approximate 32% equity interest.
     LPS
     We provide transitional services to Lender Processing Services, Inc. (“LPS”) as a result of the spin-off of this former subsidiary in July, 2008. In addition, we have entered into certain property management and real estate lease agreements with LPS relating to our Jacksonville corporate headquarters. LPS remained a related party through March 1, 2010 as Lee A. Kennedy served as the Executive Vice Chairman and a Director of the Board of FIS as well as the Chairman of the Board of LPS. Mr. Kennedy joined the FIS board in February 2006 and served as FIS’ President and Chief Executive Officer until the acquisition of Metavante on October 1, 2009. Effective March 1, 2010, Mr. Kennedy and the Company mutually agreed that he will no longer serve as an executive officer and director of the Company and its subsidiaries. The revenue and expense items with LPS are, therefore, summarized above as related party activity through March 1, 2010.
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
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the three-month periods ended March 31, 2010 and 2009 are computed using the treasury stock method.
     The following table summarizes the earnings per share attributable to FIS common stockholders, for the three-month periods ended March 31, 2010 and 2009 (in millions, except per share amounts):

	2010	2009
Earnings from continuing operations attributable to FIS, net of tax	$94.7	$33.0
Loss from discontinued operations attributable to FIS, net of tax	(1.1)	—

Net earnings attributable to FIS	$93.6	$33.0

Weighted average shares outstanding — basic	373.3	190.0
Plus: Common stock equivalent shares assumed from conversion of options	6.6	1.6

Weighted average shares outstanding — diluted	379.9	191.6

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.25	$0.17
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	—	—

Net earnings per share — basic attributable to FIS common stockholders	$0.25	$0.17

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.25	$0.17
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	—	—

Net earnings per share — diluted attributable to FIS common stockholders	$0.25	$0.17

     Options to purchase approximately 11.4 million shares and 19.0 million shares of our common stock for the three-month periods ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.
(5) Acquisitions and Dispositions
Metavante
     On October 1, 2009, we completed the acquisition of Metavante (the “Metavante Acquisition”). Metavante expanded the scale of FIS core processing and payment capabilities, added trust and wealth management services and added to our EFT capabilities with the NYCE Network. Metavante also added significant scale to treasury and cash management offerings and provided an entry into the healthcare and government payments markets.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The total purchase price was as follows (in millions):

Value of Metavante common stock	$4,066.4
Value of Metavante stock awards	121.4

Total purchase price	$4,187.8

     We recorded a preliminary allocation of the purchase price to Metavante tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2009. Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The preliminary purchase price allocation was as follows (in millions):

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

$2,673.4

     During the quarter ended March 31, 2010, the Company completed certain tax studies and appraisals and recorded a reduction of $3.9 million in the provisional goodwill balance, an offsetting reduction in other liabilities of $2.2 million, an increase in land, buildings and equipment of $1.5 million and adjustments of less than $1.0 million to trade and other receivables, accrued liabilities and deferred income taxes. These adjustments were not given retrospective application to December 31, 2009 due to their immateriality.
     As of the acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus’ initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $.01 per share (“Net Settlement Feature”). In March 2010, 0.5 million shares were issued to Warburg Pincus relative to 2009 activity. Warburg Pincus paid a nominal amount for these shares under the Net Settlement Feature of the agreement. As of March 31, 2010, approximately 6.3 million employee options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase at most an additional 2.1 million shares.
Acquisition of Merchant Portfolio Assets
     On March 24, 2010, FIS purchased the customer relationships utilized in connection with a merchant acquiring portfolio (the “Merchant Portfolio”). The purchase price was $50.0 million, including cash at closing plus reimbursement to the seller of certain costs and expenses. The Merchant Portfolio seller agreed to retain all liabilities, whether actual, contingent or accrued, known or unknown. FIS had performed the processing for this Merchant Portfolio under a separate agreement with the seller, but will now retain 100% of the revenue. We accounted for this transaction as an acquisition of assets. The customer relationship assets will be amortized over an estimated useful life of 5 years.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Disposition of ClearPar
     On October 30, 2009, we entered into a definitive agreement to sell ClearPar because its operations did not align with our strategic plans. The net assets were classified as held for sale at December 31, 2009, and the transaction was closed on January 1, 2010. We received proceeds of $71.5 million. ClearPar had revenues of $3.7 million during the three months ended March 31, 2009 and earnings (loss) before taxes of ($1.7) million and $2.1 million during the three months ended March 31, 2010 and 2009, respectively. The operating results of ClearPar for the three-month periods ended March 31, 2010 and 2009 are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings.
(6) Condensed Consolidated Financial Statement Details
     The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010
		Accumulated
		Depreciation
		and
	Cost	Amortization	Net
Property and equipment	$708.0	$339.1	$368.9

Intangible assets	$3,078.8	$709.2	$2,369.6

Computer software	$1,367.3	$453.2	$914.1

	December 31, 2009
		Accumulated
		Depreciation
		and
	Cost	Amortization	Net
Property and equipment	$697.6	$321.7	$375.9

Intangible assets	$3,041.5	$644.7	$2,396.8

Computer software	$1,381.6	$448.9	$932.7

(7) Brazilian Venture
     In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“ Banco Bradesco”) to form a venture to provide comprehensive, fully outsourced card processing and call center services to Brazilian card issuers. During the third quarter of 2008, Banco Santander Spain (“Banco Santander”) acquired majority control of ABN. Since then, Banco Santander publicly stated its intention to consolidate all Brazilian card processing operations onto its own in-house technology platform, and notified the Brazilian Venture during 2009 of its desire to exit the relationship. In late January 2010, Banco Santander ceased processing its card portfolio on the Brazilian Venture’s systems. We are presently negotiating Banco Santander’s exit from the Brazilian Venture, including an applicable termination payment, ongoing call center services, forgiveness of notes payable by FIS upon final migration of the card portfolios of Banco Santander and Banco Bradesco, and waiver of our put agreement, the terms of which must be approved by Banco Bradesco. We received a partial settlement payment of approximately $34.5 million during the first quarter which has been recorded as a deferred liability, pending final resolution of the negotiations and agreement by all parties.
     The Brazilian Venture currently processes approximately 12.9 million cards for Banco Bradesco and provides call center, cardholder support and collection services for all of Banco Bradesco’s card portfolios. As a result of the exit of Banco Santander from the Brazilian Venture, Banco Bradesco and the Company are renegotiating their business relationship under the Brazilian Venture.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(8) Long-Term Debt
     Long-term debt as of March 31, 2010 and December 31, 2009 consisted of the following (in millions):

	March 31,	December 31,
	2010	2009
Term Loan A, secured, interest payable at LIBOR plus 0.75% (0.98% at March 31, 2010), quarterly principal amortization, maturing January 2012	$1,837.5	$1,890.0
Metavante Term Loan, secured, interest payable at LIBOR plus 3.25% (3.50% at March 31, 2010), quarterly principal amortization, maturing November 2014 (net of $3.3 million fair value discount)	792.6	794.5
Term Loan C, secured, interest payable at LIBOR plus 4.25% (4.48% at March 31, 2010), maturing January 2012	50.0	200.0
Revolving Loan, secured, interest payable at LIBOR plus 0.60% (Eurocurrency Borrowings), Fed-funds plus 0.60% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus 0.15% facility fee (0.83% at March 31, 2010), maturing January 2012. Total of $555.0 million unused as of March 31, 2010	339.4	336.0
Other promissory notes with various interest rates and maturities	33.0	32.8

	3,052.5	3,253.3
Less current portion	(236.9)	(236.7)

Long-term debt, excluding current portion	$2,815.6	$3,016.6

     The fair value of the Company’s long-term debt at March 31, 2010 is estimated to be approximately $53.5 million lower than the carrying value (based on values of trades of our debt made in close proximity to quarter-end, which are considered Level 2 measurements) in accordance with the authoritative guidance for fair value measurements. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.
     We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A of $52.5 million per quarter from June 30, 2010 through September 30, 2011, with the remaining balance of $1,522.5 million payable on January 18, 2012. As of December 31, 2009, there are no longer any mandatory quarterly principal payments on the Term Loan C as these requirements have been fulfilled in full due to principal prepayments made to date. The remaining principal balance of the Term Loan C is payable on January 18, 2012. We must make quarterly principal payments on the Metavante Term Loan in the amount of $2.0 million on the first business day of each February, May, August, and November with the balance of $759.4 million payable on November 1, 2014.
     In addition to the scheduled principal payments, the term loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended March 31, 2010. Voluntary prepayment of the term loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. The Revolving Loan has no scheduled principal payments, but it will be due and payable in full on January 18, 2012.
     Principal maturities of long-term debt at March 31, 2010 for the next five years are as follows (in millions):

2010 remainder	$182.3
2011	179.7
2012	1,920.0
2013	8.1
2014	765.7

Total	$3,055.8	(1)

(1)	Principal maturities do not take into account $3.3 million fair value discount recorded for Metavante Term Loan.
     The Company also has an agreement to sell certain of its accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable and financing entity, which funds its purchases, in part, by selling interests to a syndicate of financial institution purchasers in exchange for capital funding. At March 31, 2010, there was no outstanding capital under the AR Facility.
     As of March 31, 2010, one financial institution that was a lender under one of our credit facilities had failed, thereby reducing the amount of revolving capacity available to us under our Revolving Loan by an immaterial amount. No other financial institutions that are lenders under any of our credit facilities have failed to date. We continue to monitor the financial stability of our counterparties on

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan and the AR Facility are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 67% of our Revolving Loan and AR Facility. The failure of any single lender to perform their obligations under the Revolving Loan and/or the AR Facility would not adversely impact our ability to fund operations. If the single largest lender were to simultaneously default under the terms of both the FIS Credit Agreement (impacting the capacity of the Revolving Loan) and the AR Facility, the maximum loss of available capacity on the undrawn portion of these agreements would be about $122.2 million. As of March 31, 2010, the combined undrawn capacity of the Revolving Loan and the AR Facility was $700.0 million.
     Total debt issuance costs of $5.0 million are capitalized as of March 31, 2010 related to all of the above credit facilities.
     As of March 31, 2010, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

				Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount		Variable Rate of	Fixed Rate of
April 11, 2007	April 11, 2010	$850.0		1 Month Libor (4)	4.92	%(5)
April 11, 2010	April 11, 2011	200.0		1 Month Libor (4)	0.76	%(5)
October 20, 2009	April 20, 2011	700.0		1 Month Libor (4)	0.99	%(5)
February 1, 2010	May 1, 2011	250.0		1 Month Libor (4)	0.75	%(5)
February 1, 2010	May 1, 2011	150.0		1 Month Libor (4)	0.74	%(5)
December 11, 2009	June 13, 2011	200.0		1 Month Libor (4)	0.91	%(5)
February 1, 2008	February 1, 2012	400.0	(1)	3 Month Libor (2)	3.87	%(3)
February 1, 2008	February 1, 2012	200.0		3 Month Libor (2)	3.44	%(3)

		$2,950.0

(1)	Notional value amortized from $600.0 million to $400.0 million on February 1, 2010 and will amortize from $400.0 million to $200.0 million on February 1, 2011.

(2)	0.29% in effect at March 31, 2010.

(3)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin of 3.25%. These swaps were acquired in the Metavante Acquisition. While the payments are fixed, interest expense associated with these swaps is recorded based on the floating rate curve established as of the acquisition date.

(4)	0.25% in effect at March 31, 2010.

(5)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin to our bank lenders on the Term Loan A of 0.75%, Term Loan C of 4.25% and the Revolving Loan of 0.60% (plus a facility fee of 0.15%) as of March 31, 2010.
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
     A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	Liability Derivatives
	March 31, 2010		December 31, 2009
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Interest rate swap contracts	Accounts payable and accrued liabilities	$3.5	Accounts payable and accrued liabilities	$13.4
Interest rate swap contracts	Other long-term liabilities	34.3	Other long-term liabilities	31.1

Total derivatives designated as hedging instruments		$37.8		$44.5

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As part of the Metavante Acquisition, the Company assumed interest rate swap liabilities with a fair value at October 1, 2009 of $45.1 million. During the 2009 fourth quarter, the Company terminated swaps for $10.0 million resulting in net acquired swap liabilities of $35.1 million. The fair value of the remaining acquired swaps was $28.5 million on March 31, 2010.
     A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and recognized in Other Comprehensive Earnings (“OCE”) for the three months ended March 31, 2010 and 2009 are as follows (in millions):

	Amount of Gain (Loss)
Derivatives in Cash	Recognized in OCE on Derivative
Flow Hedging Relationships	2010	2009
Interest rate swap contracts	$(16.7)	$(6.7)

	Amount of Gain (Loss) Reclassified
Location of Loss Reclassified	from Accumulated OCE into Income
from Accumulated OCE into Income	2010	2009
Interest expense	$(12.2)	$(21.5)

     Approximately $6.5 million of the balance in Accumulated OCE at March 31, 2010 is expected to be reclassified into income over the next twelve months.
     Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2010, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations’ revenues and expenses are generally denominated in local currency which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. At March 31, 2010, we had no foreign currency derivative instruments outstanding.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Litigation Related to the Metavante Merger
     During the second quarter of 2009, a putative class action complaint was filed by a purported Metavante shareholder against Metavante, its directors, certain officers, and FIS. The complaint alleged that the Metavante directors and officers breached fiduciary duties to the Metavante shareholders and that Metavante and FIS aided and abetted such breaches. The complaint sought to enjoin the proposed merger transaction, preliminarily and permanently, and also sought unspecified money damages, attorneys’ fees, and class certification. An amended complaint was subsequently filed adding an additional plaintiff, but it was otherwise the same as the original complaint. The case is Lisa Repinski, et al v. Michael Hayford, et al., Milwaukee County Circuit Court Case No. 09CV5325. A second putative class action containing similar allegations was also filed in the second quarter of 2009 by another purported Metavante shareholder against Metavante and its directors and certain officers. This complaint sought to enjoin the merger transaction, preliminarily and permanently, and also sought unspecified money damages, attorneys’ fees, and class certification. The case is Samuel Beren v. Metavante Technologies, Inc. et al., Milwaukee County Circuit Court Case No. 09CV6315. The two cases were consolidated into a single action in the second quarter of 2009 as In re Metavante Technologies, Inc. Shareholder Litigation, No. 09CV5325. The parties signed a Memorandum of Understanding settling the litigation during the third quarter of 2009 that was subject to court approval. The parties have stayed all litigation and the court has executed a protective order to permit confirmatory discovery to take place. The court approved the terms of the settlement in March 2010 and issued a decision approving a fee award in April 2010. Plaintiffs have been instructed to submit a final order to the court approving the settlement and fee award, at which time the case will be dismissed with prejudice. The settlement is not material to the Company.
Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds and seven other non-related parties in the U.S. District Court for the Southern District of Florida during the second quarter of 2003. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants settled the case with the plaintiffs. That settlement was approved by the court over the objection of a group of Texas drivers and motor vehicle record holders. The plaintiffs moved to amend the court’s order approving the settlement in order to seek a greater attorneys’ fee award and to recover supplemental costs. In the meantime, the objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas during the first quarter of 2007 alleging similar violations of the DPPA. The Acxiom action was filed against the Company’s ChexSystems, Inc. subsidiary, while the Biometric suit was filed against the Company’s Certegy Check Services, Inc. subsidiary. The judge recused himself in the Biometric action against Certegy because he was a potential member of the class. The lawsuit was then assigned to a new judge and Certegy filed a motion to dismiss. The court granted Certegy’s motion to dismiss with prejudice in the third quarter of 2008. The Biometric plaintiffs appealed and after several extensions, arguments on appeal were heard on November 4, 2009. In the Acxiom case, ChexSystems filed a motion to dismiss or in the alternative, stay its action based upon the earlier settlement and the Court granted the motion to stay pending resolution of the Florida case. The court dismissed the ChexSystems’ lawsuit with prejudice against the remaining defendants in the third quarter of 2008. The Acxiom plaintiffs moved the court to amend the dismissal to exclude defendants that were parties to the Florida settlement, and that motion was granted. In the fourth quarter of 2008, the Court in the ChexSystems case dismissed with prejudice all claims of the plaintiffs who were not also plaintiffs in the Florida case, against ChexSystems and the other defendants. The plaintiffs appealed the dismissal order, but excluded ChexSystems and the other settling defendants from the appeal. The Florida case was dismissed without prejudice during the fourth quarter of 2009. After final resolution of the Florida case, the parties in the Acxiom case stipulated to a dismissal of ChexSystems and the other defendants from this action, and the Court issued its final order of dismissal without prejudice. The time for appeals has now expired. In the Biometric case, the parties are still waiting for the appellate court’s decision.
          Searcy, Gladys v. eFunds Corporation
     This is a nationwide putative class action that was originally filed against eFunds Corporation, a wholly-owned subsidiary of FIS (“eFunds”), and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff’s principal allegation is that consumers did not receive appropriate disclosures pursuant to § 1681g of the FCRA because the disclosures did not include: (i) all information in the consumer’s file at the time of the request; (ii) the source of the information in the consumer’s file; and/or (iii) the names of any persons who requested information related to the consumer’s check writing history during the prior year. The Company answered the complaint and is vigorously defending the matter. Plaintiff filed a motion for class certification which was granted with

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed a motion to amend her complaint to add an additional plaintiff to the lawsuit. The court granted the motion. Discovery regarding the new plaintiff is ongoing.
     In re Lehman Bros. Holdings et al.
     This is an action filed against Metavante Corporation by Lehman Brothers Special Financing, Inc., as debtor and debtor in possession, together with Lehman Brothers Holding Inc. and its affiliated debtors (collectively, “Lehman”) in the U.S. Bankruptcy Court of the Southern District of New York during the second quarter of 2009. The action seeks performance under an interest rate swap agreement and enforcement of the automatic bankruptcy stay. Lehman alleges that Metavante owed through the third quarter of 2009: (a) reset payments totaling approximately $11.1 million; and (b) $0.7 million in default interest. The bankruptcy court ordered Metavante to make these payments, which Metavante appealed during the fourth quarter of 2009. In March 2010, FIS and Lehman reached a settlement agreement that was approved by the bankruptcy court in April 2010. The terms of the settlement agreement did not have a material impact on our results of operations, financial position or cash flows.
Indemnifications and Warranties
     The Company often indemnifies its customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of its software through software licensing agreements. Historically, the Company has not made any significant payments under such indemnifications, but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications. Historically, no significant costs have been incurred related to software warranties and no accruals for warranty costs have been made.
Other Matters
     In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education act were enacted and signed into law. The new legislation makes extensive changes to the current system of health care insurance and benefits including a provision eliminating the tax deductibility of certain retiree health care costs and prescription drug costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits. As the Company does not receive any such federal subsidies, the financial implications of these acts will not have an impact on our financial condition or results of operations.
(10) Share Repurchase Program
     On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million, at an average price of $22.97 through March 31, 2010.
(11) Segment Information
     Summarized financial information for the Company’s segments is shown in the following tables.
     As of and for the three-months ended March 31, 2010 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$443.5	$618.8	$195.0	$(7.7)	$1,249.6
Operating expenses	295.8	414.0	178.8	177.2	1,065.8

Operating income	$147.7	$204.8	$16.2	$(184.9)	183.8

Other income (expense) unallocated					(33.6)

Income from continuing operations					$150.2

Depreciation and amortization	$37.9	$24.6	$15.4	$74.9	$152.8

Capital expenditures	$30.2	$14.7	$11.8	$1.5	$58.2

Total assets (1)	$4,875.5	$4,836.1	$1,678.3	$2,443.3	$13,833.2

Goodwill	$3,736.8	$4,026.8	$457.4	$—	$8,221.0

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(1)	Total assets at March 31, 2010, exclude $0.8 million related to discontinued operations.
     As of and for the three-months ended March 31, 2009 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$266.3	$364.3	$164.0	$(0.5)	$794.1
Operating expenses	192.7	278.5	149.4	93.7	714.3

Operating income	$73.6	$85.8	$14.6	$(94.2)	79.8

Other income (expense) unallocated					(30.0)

Income from continuing operations					$49.8

Depreciation and amortization	$20.5	$17.9	$13.0	$40.5	$91.9

Capital expenditures	$24.2	$7.7	$9.8	$2.4	$44.1

Total assets	$2,881.7	$2,220.7	$1,358.2	$859.0	$7,319.6

Goodwill	$2,096.2	$1,677.1	$416.8	$—	$4,190.1

     Customers in Brazil, Germany and the United Kingdom accounted for the majority of the sales to non-U.S. based customers.
     Financial Solutions Group
     FSG focuses on serving the processing needs of financial institutions, commercial lenders, finance companies and other businesses. FSG’s primary software applications function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. FSG also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between FSG’s financial institution customers and their clients. FSG offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. FSG also offers technology solutions, ranging in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures. Outsourced customer service teams, both onshore and offshore, are also provided.
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
     International Solution Group
     ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company’s consolidated Brazilian card processing venture (see note 7). Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $484.5 million and $391.8 million at March 31, 2010 and 2009, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.
     Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs and interest expense that are not allocated to operating segments. These include costs related to human resources, finance, legal, accounting, domestic sales and marketing, merger and acquisition activity and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation and all references to “Metavante” are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. The risks and uncertainties that forward-looking statements are subject to include, without limitation: changes in general economic, business and political conditions, including changes in both domestic and international financial markets; the effect of governmental regulations and/or changes in industry requirements; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries or due to financial failures suffered by firms in those industries; failures to adapt our services to changes in technology or in the marketplace; the failure to achieve some or all of the benefits that we expect from the acquisition of Metavante, including the possibility that our acquisition of Metavante may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; competitive pressures on product pricing and services; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available at the time the document was filed. FIS assumes no obligation to update any forward-looking statement.
     Overview
     FIS is a leading global provider of banking and payments technology solutions, processing services and information-based services. We offer financial institution core processing, card issuer and transaction processing services, including the NYCE Network. FIS is a member of Standard and Poor’s (S&P) 500 ® Index and consistently holds a leading ranking in the annual FinTech 100 rankings. FIS has more than 300 solutions serving over 14,000 financial institutions and business customers in over 100 countries spanning all segments of the financial services industry. We have four reporting segments: Financial Solutions Group (“FSG”), Payment Solutions Group (“PSG”), International Solutions Group (“ISG”) and Corporate and Other. A description of these segments is included above in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
     Business Trends and Conditions
     Approximately 85% of our revenue is derived from multi-year agreements and is considered recurring, which provides relative stability to our revenue stream. However, the condition of the overall economy can affect our revenue growth in a number of areas. A significant portion of our revenue is derived from transaction processing fees. As a result, lower deposit and payment transactions associated with reduced consumer and commercial activity will adversely impact revenue. In addition, sales of software licenses and professional services, which represent approximately 15% of our revenue, can be regarded as discretionary spending by our customers and may contract when their capital budgets tighten. In light of the challenging revenue environment, we are seeking to manage our costs and capital expenditures prudently.
     We completed the Metavante Acquisition on October 1, 2009. The combined Company is positioned to provide a comprehensive range of integrated solutions to its customers and has greater geographic reach than others in the industry, which will enhance service to the combined company’s customers. Management expects to realize cost and revenue synergies over the next twenty-four months.
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
     Consolidation within the banking industry may be beneficial or detrimental to our businesses. When consolidations occur, merger partners often operate disparate systems licensed from or outsourced to competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.
     We continue to see challenges for financial institutions and expect a continuation of bank failures in the next few years, which may be offset to a degree by somewhat decreased bank acquisition activity, than is traditionally prevalent in the banking sector. Continuing or escalating bank failures and forced government actions may negatively impact our business. This exposure may potentially be mitigated by incremental revenues we may generate from license fees or services associated with assisting surviving institutions integrate acquired assets resulting from financial failures.
     While we believe that we are well positioned to withstand the current economic challenges, there are factors outside our control that might impact our operating results that we may not be able to fully anticipate as to timing and severity, including but not limited to adverse effects if certain banks are nationalized, or if global economic conditions worsen, causing further slowdowns in consumer spending and lending. Further, there could be an impact on our ability to access capital should any of our lenders fail.
     For an update on our Brazil card processing venture, see Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
     Critical Accounting Policies
     Except for the revenue recognition change discussed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited), there have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Transactions with Related Parties
     See Notes 3 and 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties, including a description of possible changes affecting our Brazilian venture.
     Factors Affecting Comparability
     As a result of the Metavante Acquisition described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited), the results of operations in the periods covered by these statements may not be directly comparable.

Comparisons of three-month periods ended March 31, 2010 and 2009
Consolidated Results of Operations (Unaudited)

	2010	2009
	(In millions, except per share amounts)
Processing and services revenues	$1,249.6	$794.1
Cost of revenues	907.2	618.4

Gross profit	342.4	175.7
Selling, general, and administrative expenses	158.6	95.9

Operating income	183.8	79.8

Other income (expense):
Interest expense, net	(28.3)	(31.2)
Other income (expense), net	(5.3)	1.2

Total other income (expense)	(33.6)	(30.0)

Earnings from continuing operations before income taxes	150.2	49.8
Provision for income taxes	55.6	17.1

Earnings from continuing operations, before income taxes	94.6	32.7
Loss from discontinued operations, net of tax	(1.1)	—

Net earnings	93.5	32.7
Net loss attributable to noncontrolling interest	0.1	0.3

Net earnings attributable to FIS	$93.6	$33.0

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.25	$0.17
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	—	—

Net earnings per share — basic attributable to FIS common stockholders	$0.25	$0.17

Weighted average shares outstanding — basic	373.3	190.0

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.25	$0.17
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	—	—

Net earnings per share — diluted attributable to FIS common stockholders	$0.25	$0.17

Weighted average shares outstanding — diluted	379.9	191.6

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$94.7	$33.0
Loss from discontinued operations, net of tax	(1.1)	—

Net earnings attributable to FIS	$93.6	$33.0

     Processing and Services Revenues
     Processing and services revenues totaled $1,249.6 million and $794.1 million during the three-month periods ended March 31, 2010 and 2009, respectively. The increase in revenue during the 2010 period of $455.5 million, or 57.4% as compared to the 2009 period is primarily attributable to incremental revenues from the Metavante Acquisition, increased demand for software and professional services, higher revenues based on transaction volumes and $24.2 million in favorable foreign currency impact resulting from a weaker U.S. Dollar, partially offset by declines in our paper-based retail check businesses.
     Cost of Revenues and Gross Profit
     Cost of revenues totaled $907.2 million and $618.4 million during the three-month periods ended March 31, 2010 and 2009, respectively, resulting in gross profit of $342.4 million and $175.7 million in 2010 and 2009, respectively. Gross profit as a percentage of revenues (“gross margin”) was 27.4% and 22.1% in 2010 and 2009, respectively. The increase in cost of revenues of $288.8 million in the 2010 period as compared to the 2009 period is directly attributable to the revenue variances addressed above. The increase in gross margin of 530 basis points for 2010 over 2009 was driven by the continuing results from the synergy initiatives associated with the Metavante Acquisition and the Company’s continued effort to reduce costs and improve operating efficiency.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $158.6 million and $95.9 million during the three-month periods ended March 31, 2010 and 2009, respectively. The increase of $62.7 million in 2010 as compared to 2009 was primarily due to incremental costs associated with the Metavante operations. Also, integration and merger related charges, including severance, incentive bonuses and lease adjustments contributed $17.3 million of the year-over-year increase. Stock-based compensation increased from $9.5 million in 2009 to $16.0 million in 2010. Stock-based compensation in the 2010 period included vesting acceleration charges of $0.9 million due to change in control provisions triggered by the Metavante acquisition and subsequent termination of employment and $4.5 million of expense for merger-related grants.
     Operating Income
     Operating income totaled $183.8 million and $79.8 million during the three-month periods ended March 31, 2010 and 2009, respectively. Operating income as a percentage of revenue (“operating margin”) was 14.7% and 10.0% for 2010 and 2009, respectively. The increase in operating margin of 470 basis points for 2010 as compared to the 2009 period was driven by synergies, cost containment initiatives and gross margin improvements discussed above.
     Interest Expense, net
     Interest expense totaled $28.3 million and $31.2 million during the three-month periods ended March 31, 2010 and 2009, respectively. The decrease of $2.9 million in interest expense, net in 2010 as compared to 2009 results from lower interest rates on our debt due to the expiration of higher fixed interest rate swaps, partially offset by higher debt levels in the 2010 period.
     Provision for Income Taxes
     Income tax expense from continuing operations totaled $55.6 million and $17.1 million during the three-month periods ended March 31, 2010 and 2009, respectively. This resulted in an effective tax rate on continuing operations of 37.0% and 34.3% for 2010 and 2009, respectively. The net change in the 2010 period overall effective tax rate is primarily related to a larger proportion of domestic pre-tax income versus foreign-source income during the 2010 period due primarily to the Metavante Acquisition, the expiration of federal research and development tax credits and the expiration of certain interest expense benefits for related foreign controlled corporations.
     Net Earnings from Continuing Operations Attributable to FIS Common Stockholders
     Net earnings from continuing operations attributable to FIS common stockholders totaled $94.7 million and $33.0 million for the three-month periods ended March 31, 2010 and 2009, respectively, or $0.25 and $0.17 per diluted share, respectively, due to the factors described above.
     Segment Results of Operations (Unaudited)
Financial Solutions Group
(in millions)

	Three Months Ended
	March 31,
	2010	2009
Processing and services revenues	$443.5	$266.3

Operating income	$147.7	$73.6

Operating margin	33.3%	27.6%

     Revenues for FSG totaled $443.5 million and $266.3 million during the three-month periods ended March 31, 2010 and 2009, respectively. The overall segment increase of $177.2 million in 2010 as compared to 2009 resulted primarily from incremental first quarter Metavante revenues and increased demand for professional services and software in 2010 compared to 2009.
     Operating income for FSG totaled $147.7 million and $73.6 million during the three-month periods ended March 31, 2010 and 2009, respectively. Operating margin was approximately 33.3% and 27.6% for 2010 and 2009, respectively. The increase in 2010 as compared to 2009 primarily resulted from incremental first quarter operating income from the Metavante Acquisition and increased operating margins due to continuing results from the synergy initiatives associated with the Metavante Acquisition.

Payment Solutions Group
(in millions)

	Three Months Ended
	March 31,
	2010	2009
Processing and services revenues	$618.8	$364.3

Operating income	$204.8	$85.8

Operating margin	33.1%	23.6%

     Revenues for PSG totaled $618.8 million and $364.3 million during the three-month periods ended March 31, 2010 and 2009, respectively. The overall segment increase of $254.5 million in 2010 as compared to 2009 resulted primarily from incremental first quarter Metavante revenues, increased debit and credit transaction activity and growth in our government and healthcare payment processing businesses, partially offset by lower item processing and retail check activity.
     Operating income for PSG totaled $204.8 million and $85.8 million during the three-month periods ended March 31, 2010 and 2009, respectively. Operating margin was approximately 33.1% and 23.6% for 2010 and 2009, respectively. The increase in the 2010 period as compared to the 2009 period primarily resulted from incremental first quarter operating income from the Metavante Acquisition, realized cost savings and improved profitability within our retail check business.
International Solutions Group
(in millions)

	Three Months Ended
	March 31,
	2010	2009
Processing and services revenues	$195.0	$164.0

Operating income	$16.2	$14.6

Operating margin	8.3%	8.9%

     Revenues for ISG totaled $195.0 million and $164.0 million during the three-month periods ended March 31, 2010 and 2009, respectively. The overall segment increase of $31.0 million in 2010 as compared to 2009 primarily resulted from a $24.2 million favorable foreign currency impact resulting from a weaker U.S. Dollar. Excluding the impact of currency, ISG increased $6.8 million principally due to incremental revenues from the Metavante Acquisition, partially offset by a decrease in software sales.
     Operating income for ISG totaled $16.2 million and $14.6 million during the three-month periods ended March 31, 2010 and 2009, respectively. Operating margin was 8.3% and 8.9% for 2010 and 2009, respectively. The decrease in operating margin in 2010 as compared to 2009 primarily results from a less favorable revenue mix.
Corporate and Other
     The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reporting segments. Corporate and Other expenses were $184.9 million and $94.2 million during the three-month periods ended March 31, 2010 and 2009, respectively. The overall Corporate and Other increase of $90.7 million for 2010 as compared to 2009 is primarily due to the incremental costs associated with the Metavante operations and the merger related charges, as addressed above under total Company Selling, General and Administrative Expenses.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments and capital expenditures, and may include stockholder dividends, discretionary share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.

     At March 31, 2010, we had cash and cash equivalents of $463.9 million and debt of $3,052.5 million, including the current portion. Of the $463.9 million cash and cash equivalents, approximately $238.6 million is held by our operations in foreign jurisdictions. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
     We currently pay a $0.05 per common share dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on March 30, 2010 to shareholders of record as of the close of business on March 16, 2010.
     Cash Flows from Operations
     Cash flows from operations were $271.6 million and $162.9 million during the three-month periods ended March 31, 2010 and 2009 respectively. Cash flows from operations increased by $108.7 million due primarily to the incremental earnings provided by the Metavante Acquisition in the 2010 period.
     Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $58.2 million and $45.3 million on capital expenditures during the three-month periods ended March 31, 2010 and 2009, respectively. We expect to spend approximately 5%-6% of 2010 revenue on capital expenditures.
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
     To facilitate our acquisition of eFunds, on July 30, 2007 we executed an amendment to the FIS Credit Agreement to increase the permitted maximum principal of uncommitted incremental loans from $600.0 million to $2,100.0 million and converted the facility from unsecured to secured. On September 12, 2007, the amendment became effective, and we entered into a joinder agreement to obtain $1,600.0 million of term loans (the “Term Loan B”). On July 2, 2008, in conjunction with the spin-off of Lender Processing Services, Inc., $1,585.0 million, the then outstanding principal balance of Term Loan B, was retired.
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
     Also on October 1, 2009, FIS entered into an agreement to sell certain of its accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable and financing entity (the “SPV”), which is exclusively engaged in purchasing receivables from FIS. The SPV funds its purchases, in part, by selling interests in the accounts receivables to a syndicate of financial institution purchasers in exchange for up to $145.0 million in capital funding (provided, however, that if FIS obtains additional commitments from new or existing purchasers, the aggregate amount may be increased by up to an additional $55.0 million, to an overall aggregate capital amount of $200.0 million). The sales to the purchasers do not qualify for sale treatment as we maintain effective control over the receivables that are sold. Thus, the SPV is included in our consolidated financial statements. At March 31, 2010, there was no outstanding capital under the AR Facility.
     We may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the maturity of the Revolving Loan. We must make quarterly principal payments under the Term Loan A of $52.5 million per quarter from June 30, 2010 through September 30, 2011, with the remaining balance of $1,522.5 million payable on January 18, 2012. As of December 31, 2009, there are no longer any mandatory quarterly principal payments on the Term Loan C as these requirements have been fulfilled in full due to principal prepayments made to date. The remaining principal balance of the Term Loan C is payable on January 18, 2012. We must make quarterly principal payments on the MV Term Loan in the amount of $2.0 million on the first business day of each February, May, August, and November with the balance of $759.4 million payable on November 1, 2014.
     The following table summarizes the mandatory annual principal payments on the FIS Credit Agreement and MV Credit Agreement as of March 31, 2010 (in millions):

	Term A	Term C	MV Term
	Loan	Loan	Loan	Total
2010	$157.5	$—	$6.1	$163.6
2011	157.5	—	8.1	165.6
2012	1,522.5	50.0	8.1	1,580.6
2013	—	—	8.1	8.1
2014	—	—	765.5	765.5

Total	$1,837.5	$50.0	$795.9	$2,683.4

     The FIS Credit Agreement, MV Credit Agreement, and AR Facility are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all covenants related to the credit facilities at March 31, 2010.
     As of March 31, 2010, one financial institution that was a lender under one of our credit facilities had failed, thereby reducing the amount of revolving capacity available to us under our Revolving Loan by an immaterial amount. No other financial institutions that are lenders under any of our credit facilities have failed to date. We continue to monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan and AR Facility are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 67% of our Revolving Loan and AR Facility. The failure of any single lender to perform their obligations under the Revolving Loan and/or the AR Facility would not adversely impact our ability to fund operations. If the single largest lender were to simultaneously default under the terms of both the FIS Credit Agreement (impacting the capacity of the Revolving Loan) and the AR Facility, the maximum loss of available capacity on the undrawn portion of these agreements would be about $122.2 million. As of March 31, 2010, the combined undrawn capacity of the Revolving Loan and the AR Facility was $700.0 million.
     As of March 31, 2010, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (see Item 3 Quantitative and Qualitative Disclosure About Market Risks).
Contractual Obligations
     Our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 26, 2010.
Off-Balance Sheet Arrangements
     FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements
     As discussed in Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited), the FASB amended ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, in October 2009 and the Company elected early adoption of this guidance prospectively as of January 1, 2010. The current and expected future effects of this change are also addressed therein.
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This pronouncement will require more detailed disclosure than under previous guidance about transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers. Companies must also develop and disclose their policy for determining when transfers between levels are recognized. Existing guidance requires companies to provide a roll-forward of changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis. The new guidance will require disclosure of the effects of purchases, sales, issuances and settlements, rather than disclosing the net effects resulting from those transactions as has been the practice. The new guidance also increases the level of disaggregation about fair value disclosures by requiring that they be provided for each “class” rather than each “major category.” A class is generally a subset of assets or liabilities within a financial-statement line item and is based on their nature and risks and their classification within the fair-value hierarchy. For fair-value measurements using Level 2 or Level 3, the new guidance also requires companies to disclose the valuation techniques and the inputs used in determining fair value for each class of assets and liabilities. Except for the detailed Level 3 roll-forward disclosures, the guidance is effective for all interim and annual periods beginning after December 15, 2009. The new requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. As this new guidance relates only to disclosure, it will have no impact on the Company’s financial position or results of operations.
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
     Interest Rate Risk
     At the present time, our only material market risk-sensitive instruments are our debt and related interest rate swaps. We have issued debt that bears interest at floating rates. We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed and floating rate debt. We manage interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, we reduce risk through the purchase of derivatives.
     As of March 31, 2010, we are paying interest on our Term Loan A at LIBOR plus 0.75%, on our Metavante Term Loan at LIBOR plus 3.25%, on our Term Loan C at LIBOR plus 4.25%, and on our Revolving Loan at LIBOR plus 0.60%. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under these credit agreements, after we calculate the impact of our interest rate swaps, by $3.1 million (based on principal amounts outstanding at March 31, 2010). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2010, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2010 and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loan A outstanding as of March 31, 2009, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $3.6 million.
     As of March 31, 2010, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from floating to fixed (in millions):

				Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount		Variable Rate of	Fixed Rate of
April 11, 2007	April 11, 2010	$850.0		1 Month Libor (4)	4.92	%(5)
April 11, 2010	April 11, 2011	200.0		1 Month Libor (4)	0.76	%(5)
October 20, 2009	April 20, 2011	700.0		1 Month Libor (4)	0.99	%(5)
February 1, 2010	May 1, 2011	250.0		1 Month Libor (4)	0.75	%(5)
February 1, 2010	May 1, 2011	150.0		1 Month Libor (4)	0.74	%(5)
December 11, 2009	June 13, 2011	200.0		1 Month Libor (4)	0.91	%(5)
February 1, 2008	February 1, 2012	400.0	(1)	3 Month Libor (2)	3.87	%(3)
February 1, 2008	February 1, 2012	200.0		3 Month Libor (2)	3.44	%(3)

		$2,950.0

(1)	Notional value amortized from $600.0 million to $400.0 million on February 1, 2010 and will amortize from $400.0 million to $200.0 million on February 1, 2011.

(2)	0.29% in effect at March 31, 2010.

(3)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin of 3.25%. These swaps were acquired in the Metavante Acquisition. While the payments are fixed, interest expense associated with these swaps is recorded based on the floating rate curve established as of the acquisition date.

(4)	0.25% in effect at March 31, 2010.

(5)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin to our bank lenders on the Term Loan A of 0.75%, Term Loan C of 4.25% and the Revolving Loan of 0.60% (plus a facility fee of 0.15%) as of March 31, 2010.
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
     Foreign Currency Risk
     Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than U.S. Dollars. Our international operations generated approximately $195.0 million in revenues during the three-month period ended March 31, 2010, of which approximately $162.1 million was denominated in currencies other than the U.S. Dollar. The major currencies to which we are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have had the following increase or decrease in our reported revenues for the three-month periods ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Currency
Real	$7.7	$5.4
Euro	4.4	4.6
Pound Sterling	2.0	1.3

Total Impact	$14.1	$11.3

     The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
     Our foreign exchange risk management policy permits the use of derivative instruments subject to specific management approval, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations’ revenues and expenses are generally denominated in local currency which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. At March 31, 2010, we had no foreign currency derivative instruments outstanding.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion of Litigation in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
     There have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the purchase right agreement with WPM, L.P. (“WPM”), a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P, referenced in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, on March 22, 2010 WPM purchased 498,054 shares of FIS common stock for a nominal amount ($4,981 under the net settlement feature in the agreement). The shares of FIS common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.
     The following table summarizes purchases of equity security by the issuer during the three-month period ended March 31, 2010.

				Total Number of
			Total Cost of Shares	Shares that May be
			Purchased as Part of	Purchased Under
	Total Number of		Publicly Announced	the Plans or
	Shares Purchased	Average Price	Plans or Programs	Programs (1) (2)
Period	(in millions)	Paid Per Share	(in millions)	(in millions)
1/1/10 to 1/31/10	—	$—	$—	15.0
2/1/10 to 2/28/10	0.7	22.61	14.7	14.3
3/1/10 to 3/31/10	0.7	23.28	17.5	13.6

Total	1.4		$32.2

(1)	On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million, at an average price of $22.97 through March 31, 2010.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

Exhibit
No.	Description

10.1	Termination of Amended and Restated Employment Agreement, dated as of February 28, 2010, by and among Fidelity National Information Services, Inc., and Lee A. Kennedy. (1)

31.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2010	FIDELITY NATIONAL INFORMATION SERVICES, INC.
	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 5, 2010	FIDELITY NATIONAL INFORMATION SERVICES, INC.
	By:	/s/ JAMES W. WOODALL
James W. Woodall
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description
10.1	Termination of Amended and Restated Employment Agreement, dated as of February 28, 2010, by and among Fidelity National Information Services, Inc., and Lee A. Kennedy. (1)

31.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael D. Hayford, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan.