Form 10-Q
period 2010-06-30
Fidelity National Information Services, Inc.
filed 2010-08-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of July 31, 2010, 379,383,565 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2010
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2
B. Condensed Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2010 and 2009	3
C. Condensed Consolidated Statement of Equity and Comprehensive Earnings for the six-month period ended June 30, 2010	4
D. Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009	5
E. Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosure About Market Risk	29
Item 4. Controls and Procedures	31
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$502.0	$430.9
Settlement deposits	43.5	50.8
Trade receivables, net of allowance for doubtful accounts of $43.5 and $41.8 at June 30, 2010 and December 31, 2009, respectively	737.0	765.4
Settlement receivables	61.9	62.5
Other receivables	23.7	30.9
Receivable from related parties	33.4	32.0
Prepaid expenses and other current assets	144.8	141.2
Deferred income taxes	71.9	80.9
Assets held for sale	—	71.5

Total current assets	1,618.2	1,666.1
Property and equipment, net	368.3	375.9
Goodwill	8,207.0	8,232.9
Intangible assets, net	2,296.0	2,396.8
Computer software, net	905.3	932.7
Deferred contract costs	239.7	261.4
Other noncurrent assets	131.8	131.8

Total assets	$13,766.3	$13,997.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$480.9	$523.2
Due to Brazilian venture partners	73.3	73.0
Settlement payables	115.1	122.3
Current portion of long-term debt	263.7	236.7
Deferred revenues	279.2	279.5

Total current liabilities	1,212.2	1,234.7
Deferred revenues	89.2	104.8
Deferred income taxes	856.4	915.9
Long-term debt, excluding current portion	2,697.2	3,016.6
Other long-term liabilities	232.8	207.0

Total liabilities	5,087.8	5,479.0

Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock $0.01 par value; 600 shares authorized, 381.1 shares issued at June 30, 2010 and December 31, 2009, respectively	3.8	3.8
Additional paid in capital	7,242.2	7,345.1
Retained earnings	1,280.4	1,134.6
Accumulated other comprehensive earnings	16.1	82.2
Treasury stock, $0.01 par value, 2.4 and 6.6 shares at June 30, 2010 and December 31, 2009, respectively, at cost	(66.4)	(256.8)

Total FIS stockholders’ equity	8,476.1	8,308.9
Noncontrolling interest	202.4	209.7

Total equity	8,678.5	8,518.6

Total liabilities and equity	$13,766.3	$13,997.6

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Processing and services revenues (for related party activity, see note 3)	$1,286.1	$829.2	$2,535.7	$1,623.3
Cost of revenues (for related party activity, see note 3)	912.2	622.8	1,819.4	1,241.2

Gross profit	373.9	206.4	716.3	382.1
Selling, general, and administrative expenses (for related party activity, see note 3)	197.0	93.0	355.6	188.9

Operating income	176.9	113.4	360.7	193.2

Other income (expense):
Interest expense, net	(19.3)	(31.3)	(47.6)	(62.5)
Other income (expense), net	(12.6)	5.5	(17.9)	6.7

Total other income (expense)	(31.9)	(25.8)	(65.5)	(55.8)

Earnings from continuing operations before income taxes	145.0	87.6	295.2	137.4
Provision for income taxes	53.6	30.1	109.2	47.2

Earnings from continuing operations, net of tax	91.4	57.5	186.0	90.2
Earnings (losses) from discontinued operations, net of tax	(0.3)	2.1	(1.4)	2.1

Net earnings	91.1	59.6	184.6	92.3
Net earnings attributable to noncontrolling interest	(1.2)	(0.4)	(1.1)	(0.1)

Net earnings attributable to FIS common stockholders	$89.9	$59.2	$183.5	$92.2

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.24	$0.30	$0.49	$0.47
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	—	0.01	—	0.01

Net earnings per share — basic attributable to FIS common stockholders	$0.24	$0.31	$0.49	$0.48

Weighted average shares outstanding — basic	376.5	190.3	374.9	190.2

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.23	$0.30	$0.48	$0.47
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	—	0.01	—	0.01

Net earnings per share — diluted attributable to FIS common stockholders	$0.23	$0.31	$0.48	$0.48

Weighted average shares outstanding — diluted	384.6	192.7	382.3	192.2

Cash dividends paid per share	$0.05	$0.05	$0.10	$0.10

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$90.2	$57.1	$184.9	$90.1
Earnings (losses) from discontinued operations, net of tax	(0.3)	2.1	(1.4)	2.1

Net earnings attributable to FIS common stockholders	$89.9	$59.2	$183.5	$92.2

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity and Comprehensive Earnings
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of Shares			Additional		Other
	Common	Treasury	Common	Paid In	Retained	Comprehensive	Treasury	Noncontrolling	Comprehensive	Total
	Shares	Stock	Stock	Capital	Earnings	Earnings	Stock	Interest	Earnings	Equity
Balances, December 31, 2009	381.1	(6.6)	$3.8	$7,345.1	$1,134.6	$82.2	$(256.8)	$209.7	$—	$8,518.6
Exercise of stock options and stock purchase right	—	5.6	—	(136.3)	—	—	222.6	—	—	86.3
Excess income tax benefit from exercise of stock options	—	—	—	5.3	—	—	—	—	—	5.3
Stock-based compensation	—	—	—	26.4	—	—	—	—	—	26.4
Purchases of treasury stock	—	(1.4)	—	—	—	—	(32.2)	—	—	(32.2)
Cash dividends paid ($0.10 per share) and other	—	—	—	—	(37.7)	—	—	(1.6)	—	(39.3)
Other noncontrolling interest transactions	—	—	—	1.7	—	—	—	(1.1)	—	0.6
Comprehensive earnings:
Net earnings	—	—	—	—	183.5	—	—	1.1	184.6	184.6
Other comprehensive earnings, net of tax:
Unrealized gain (loss) on investments and derivatives, net	—	—	—	—	—	(7.9)	—	—	(7.9)	(7.9)
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	(58.2)	—	(5.7)	(63.9)	(63.9)

Comprehensive earnings:									$112.8

Balances, June 30, 2010	381.1	(2.4)	$3.8	$7,242.2	$1,280.4	$16.1	$(66.4)	$202.4		$8,678.5

     See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six-month periods
	ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$184.6	$92.3
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	305.1	184.1
Stock-based compensation	26.4	18.3
Deferred income taxes	(44.9)	(31.8)
Excess income tax benefit from exercise of stock options	(5.3)	(0.1)
Other operating activities, net	9.5	1.7
Net changes in assets and liabilities, net of effects from acquisitions:
Trade receivables	48.8	93.8
Settlement receivables	0.7	8.2
Prepaid expenses and other assets	(5.9)	19.3
Deferred contract costs	(20.6)	(25.3)
Deferred revenue	(4.4)	2.5
Accounts payable, accrued liabilities, and other liabilities	(48.8)	(31.9)

Net cash provided by operating activities	445.2	331.1

Cash flows from investing activities:
Additions to property and equipment	(47.6)	(27.1)
Additions to computer software	(86.6)	(69.1)
Net proceeds from sale of assets	71.5	—
Acquisitions, net of cash acquired	(46.6)	(3.8)
Other investing activities, net	36.0	—

Net cash used in investing activities	(73.3)	(100.0)

Cash flows from financing activities:
Borrowings	4,250.1	1,198.7
Repayment of borrowings	(4,544.3)	(1,420.1)
Capitalized debt issuance costs	(17.7)	—
Excess income tax benefit from exercise of stock options	5.3	0.1
Proceeds from exercise of stock options	86.3	6.0
Treasury stock purchases	(32.2)	—
Dividends paid and other distributions	(39.3)	(19.1)
Other financing activity	3.3	—

Net cash used in financing activities	(288.5)	(234.4)

Effect of foreign currency exchange rate changes on cash	(12.3)	10.3

Net increase in cash and cash equivalents	71.1	7.0
Cash and cash equivalents, beginning of period	430.9	220.9

Cash and cash equivalents, end of period	$502.0	$227.9

Supplemental cash flow information:
Cash paid for interest	$64.2	$61.8

Cash paid for taxes	$139.5	$89.3

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries, and all references to “Metavante” are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009.
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2009 Condensed Consolidated Financial Statements to conform to the classifications used in 2010.
     We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 11).
(2) Change in Accounting for Revenue Recognition
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). This new standard revises the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminates the use of the residual method of revenue recognition and requires the allocation of consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available.
     FIS early adopted the provisions of ASU 2009-13 prospectively for all new and materially modified arrangements entered into on or after January 1, 2010.
     Processing and services revenues year to date through June 30, 2010 would have been approximately $2.0 million less than reported if the new or materially modified arrangements after January 1, 2010 had been subject to the prior accounting guidance.
     This new guidance did not have a material impact on revenue recognition due to the existence of VSOE for most of the Company’s solutions. While the impact of adopting this change going forward will be a function of the component elements of new contracts entered into or materially modified, we expect a minimal impact in the timing and pattern of revenue recognition since we have established VSOE for those solutions comprising the vast majority of our revenues. The effect of the change will primarily relate to arrangements that include software licenses with other service elements that have historically resulted in revenue deferral for certain non-software elements. The Company does not expect this new accounting guidance to impact its future pricing practices or go-to-market strategies.
(3) Related Party Transactions
     We are party to certain related party agreements described below.
     Revenues and Expenses
     A detail of related party items included in revenues for the three-month and six-month periods ended June 30, 2010 and 2009 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Banco Santander item processing revenue	$11.2	$10.1	$22.0	$18.7
Banco Bradesco item processing revenue	4.1	3.5	8.0	6.5
Banco Santander Brazilian Venture revenue	9.6	14.2	22.4	25.4
Banco Bradesco Brazilian Venture revenue	34.4	21.6	66.8	39.5
FNF data processing services revenue	12.4	12.3	24.0	24.1
Ceridian data processing services revenue	2.1	1.4	4.0	2.2
Sedgwick data processing services revenue	5.9	9.9	14.8	19.9
LPS services revenue	—	0.2	0.1	0.3

Total related party revenues	$79.7	$73.2	$162.1	$136.6

     See Note 7 for a discussion of the Brazilian outsourced card-processing venture with Banco Santander and Banco Bradesco (the “Brazilian Venture”).
     A detail of related party items included in operating expenses (net of expense reimbursements) for the three-month and six-month periods ended June 30, 2010 and 2009 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Equipment and real estate leasing with FNF and LPS	$0.3	$6.2	$0.9	$12.1
Administrative corporate support and other services with FNF and LPS	1.0	(0.1)	1.8	(0.7)

Total related party expenses	$1.3	$6.1	$2.7	$11.4

     FNF
     We provide data processing services to Fidelity National Financial, Inc. (“FNF”), our former parent, consisting primarily of infrastructure support and data center management. The Executive Chairman of the Board of Directors of FIS is also the Executive Chairman of the Board of Directors of FNF. Our agreement with FNF runs through June 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). During the 2009 third quarter, FNF entered into a transaction that triggered the repayment of the $5.9 million note payable to FIS. We recorded interest income related to this note of less than $0.1 million for the three and six months ended June 30, 2009. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative support services relating to general management and administration. The pricing for these services, both to and from FNF, is at cost. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.
     Ceridian
     We provide business process outsourcing services to Ceridian Corporation (“Ceridian”), a company in which FNF holds an approximate 33% equity interest.
     Sedgwick
     We provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF held an approximate 32% equity interest through May 28, 2010. The revenue items with Sedgwick are, therefore, summarized above as related party activity through May 28, 2010.
     LPS
     We provide administrative services to Lender Processing Services, Inc. (“LPS”) as a result of the spin-off of this former subsidiary in July, 2008. In addition, we have entered into certain property management and real estate lease agreements with LPS relating to our Jacksonville corporate headquarters. LPS remained a related party through March 1, 2010 as Lee A. Kennedy served as the Executive Vice Chairman and a Director of the Board of FIS as well as the Chairman of the Board of LPS. Mr. Kennedy joined the FIS board in February 2006 and served as FIS’ President and Chief Executive Officer until the acquisition of Metavante on October 1, 2009. Effective March 1, 2010, Mr. Kennedy and the Company mutually agreed that he would no longer serve as an executive officer and director of the Company and its subsidiaries. The revenue and expense items with LPS are, therefore, summarized above as related party activity through March 1, 2010.
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
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the three-month and six-month periods ended June 30, 2010 and 2009 are computed using the treasury stock method.
     The following table summarizes the earnings per share attributable to FIS common stockholders, for the three-month and six-month periods ended June 30, 2010 and 2009 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Earnings from continuing operations attributable to FIS, net of tax	$90.2	$57.1	$184.9	$90.1
Earnings (losses) from discontinued operations attributable to FIS, net of tax	(0.3)	2.1	(1.4)	2.1

Net earnings attributable to FIS common stockholders	$89.9	$59.2	$183.5	$92.2

Weighted average shares outstanding — basic	376.5	190.3	374.9	190.2
Plus: Common stock equivalent shares assumed from conversion of options	8.1	2.4	7.4	2.0

Weighted average shares outstanding — diluted	384.6	192.7	382.3	192.2

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.24	$0.30	$0.49	$0.47
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	—	0.01	—	0.01

Net earnings per share — basic attributable to FIS common stockholders	$0.24	$0.31	$0.49	$0.48

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.23	$0.30	$0.48	$0.47
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	—	0.01	—	0.01

Net earnings per share — diluted attributable to FIS common stockholders	$0.23	$0.31	$0.48	$0.48

     Options to purchase approximately 6.3 million shares and 11.3 million shares of our common stock for the three-month periods and 8.9 million shares and 15.1 million shares of our common stock for the six-month periods ended June 30, 2010 and 2009, were not included in the computation of diluted earnings per share because they were anti-dilutive.
5) Acquisitions and Dispositions
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

$2,673.4

     During the quarter ended March 31, 2010, the Company completed certain tax studies and appraisals and recorded a reduction of $3.9 million in the provisional goodwill balance, an offsetting reduction in other liabilities of $2.2 million, an increase in land, buildings and equipment of $1.5 million and adjustments of less than $1.0 million to trade and other receivables, accrued liabilities and deferred income taxes. These adjustments were not given retrospective application to December 31, 2009 due to their immateriality. No additional adjustments were recorded during the second quarter of 2010.
     As of the acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus’ initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $.01 per share (“Net Settlement Feature”). In March 2010, 0.5 million shares were issued to Warburg Pincus relative to 2009 activity. An additional 20,445 shares were issued during June 2010 relative to first quarter 2010 activity. Warburg Pincus paid a nominal amount for these shares under the Net Settlement Feature of the agreement. As of June 30, 2010, approximately 5.7 million employee options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase at most an additional 1.9 million shares.
Disposition of ClearPar
     On October 30, 2009, we entered into a definitive agreement to sell ClearPar because its operations did not align with our strategic plans. The net assets were classified as held for sale at December 31, 2009, and the transaction was closed on January 1, 2010. We received proceeds of $71.5 million. ClearPar had revenues of $5.6 million and $9.3 million during the three and six months ended June 30, 2009, respectively. ClearPar had earnings (loss) before taxes of $4.0 million during the three months ended June 30, 2009 and ($1.8) million and $6.1 million during the six months ended June 30, 2010 and 2009, respectively. The operating results of ClearPar for the three-month and six-month periods ended June 30, 2010 and 2009 are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
6) Condensed Consolidated Financial Statement Details
     The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010
		Accumulated
		Depreciation and
	Cost	Amortization	Net
Property and equipment	$728.7	$360.4	$368.3

Intangible assets	$3,062.5	$766.5	$2,296.0

Computer software	$1,401.6	$496.3	$905.3

	December 31, 2009
		Accumulated
		Depreciation and
	Cost	Amortization	Net
Property and equipment	$697.6	$321.7	$375.9

Intangible assets	$3,041.5	$644.7	$2,396.8

Computer software	$1,381.6	$448.9	$932.7

(7) Brazilian Venture
     In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“ Banco Bradesco”) to form a venture to provide comprehensive, fully outsourced credit card processing and call center services to Brazilian credit card issuers. During the third quarter of 2008, Banco Santander (“Banco Santander”) acquired majority control of ABN. Since then, Banco Santander publicly stated its intention to consolidate all Brazilian card processing operations onto its own in-house technology platform, and notified the Brazilian Venture during 2009 of its desire to exit the relationship. In late January 2010, Banco Santander ceased processing its card portfolio on the Brazilian Venture’s systems. We are presently negotiating Banco Santander’s exit from the Brazilian Venture, including an applicable termination payment, ongoing call center services, forgiveness of notes payable by FIS upon final migration of the card portfolios of Banco Santander and Banco Bradesco, and waiver of our put agreement, the terms of which must be approved by Banco Bradesco. We received a partial settlement payment of approximately $34.5 million during the 2010 first quarter which has been recorded as a deferred liability, pending final resolution of the negotiations and agreement by all parties.
     The Brazilian Venture currently processes approximately 13.6 million cards for Banco Bradesco and provides call center, cardholder support and collection services for all of Banco Bradesco’s card portfolios. As a result of the pending exit of Banco Santander from the Brazilian Venture, Banco Bradesco and the Company are renegotiating their business relationship under the Brazilian Venture. Early in the third quarter, Banco Bradesco and FIS agreed in principle on terms where FIS would continue to own 51% of the Brazilian Venture and consolidate the results. Banco Bradesco agreed to migrate processing of its original committed credit card portfolios to the Brazilian Venture. Additionally, all parties have agreed to the terms of the Santander settlement. We are currently negotiating definitive agreements.
(8) Long-Term Debt
     Long-term debt as of June 30, 2010 and December 31, 2009 consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	June 30,	December 31,
	2010	2009
Term Loan A-1, secured, quarterly principal amortization (1)	$386.8	$1,890.0
Term Loan A-2, secured, quarterly principal amortization (2)	2,003.6	—
Metavante Term Loan, secured, interest payable at LIBOR plus 3.25% (3.59% at June 30, 2010), maturing November 2014 (3)	229.0	794.5
Term Loan C, secured, interest payable at LIBOR plus 4.25%	—	200.0
Revolving Loan, secured (4)	308.9	336.0
Other promissory notes with various interest rates and maturities	32.6	32.8

	2,960.9	3,253.3
Less current portion	(263.7)	(236.7)

Long-term debt, excluding current portion	$2,697.2	$3,016.6

(1)	The applicable margin for interest payable on the Term Loan A-1 was not affected by the June 29, 2010 amendment and extension of the FIS Credit Agreement discussed below. As of June 30, 2010, the interest rate on the Term Loan A-1 was 1.10%.

(2)	Prior to the June 29, 2010 amendment and extension, interest on the Term Loan A-2 was generally payable at LIBOR plus an applicable margin of up to 1.25%. Subsequent to the amendment and extension, interest on the Term Loan A-2 is generally payable at LIBOR plus an applicable margin of up to 2.5% based upon the Company’s leverage ratio, as defined in the amended and extended credit agreement discussed below and as reported quarterly pursuant thereto. As of June 30, 2010, the interest rate on the Term Loan A-2 was 2.85%.

(3)	Net of $1.0 million and $3.3 million fair value discount at June 30, 2010 and December 31, 2009, respectively. On July 16, 2010, FIS repaid in full the outstanding amount under the Metavante Term Loan and terminated that credit facility.

(4)	Prior to the June 29, 2010 amendment and extension, interest on the Revolving Loan was generally payable at LIBOR plus an applicable margin of up to 1.00%, plus a facility fee of up to 0.25%, based upon the Company’s leverage ratio. The pre-amendment pricing continues to apply for the portion of the Revolving Loan that matures in January 2012, approximately $112.3 million of commitments. Interest on the portion of the Revolving Loan that matures in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.5%, based upon the Company’s leverage ratio, in addition to an unused commitment fee of 0.50%. As of June 30, 2010, the applicable rates on the 2012 and 2014 Revolving Loan maturities were 0.93% and 2.83%, respectively. A total of $724.8 million of Revolving Loan commitment was unused as of June 30, 2010.
     On June 29, 2010, we entered into an amendment and extension of our FIS Credit Agreement. The amendment and extension, among other things, (1) extended the maturity of a portion of the Revolving Loan and the Term Loan A from January 2012 to July 2014, as described below; (2) authorized certain increases in the amount of loans available thereunder; and (3) changed pricing of the loans. The size of the Term Loan A was increased by $562.8 million (the increase was used to prepay borrowings under our existing Metavante Term Loan). As of June 30, 2010, the aggregate amount outstanding under Term Loan A was $2,390.4 million (of which $2,003.6 million matures in July 2014). The size of the Revolving Loan was increased by approximately $141.2 million to an aggregate amount of $1,033.7 (of which $921.4 million matures in July 2014). The amended FIS Credit Agreement also provides for an aggregate of $1.9 million of term notes (the “LCPI Loans”) maturing on July 18, 2014.
     The fair value of the Company’s long-term debt at June 30, 2010 is estimated to be approximately $82.7 million lower than the carrying value (based on values of trades of our debt made in close proximity to quarter-end, which are considered Level 2 measurements) in accordance with the authoritative guidance for fair value measurements. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.
     FIS may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the applicable maturities of the tranches included in the Revolving Loan. FIS must make quarterly principal payments under that portion of the Term Loan A that matures in 2012 (“Term Loan A-1”) of $11.3 million per quarter from September 30, 2010 through September 30, 2011, with the remaining principal balance payable on January 18, 2012. FIS must make quarterly principal payments under that portion of the Term Loan A that matures in 2014 (“Term Loan A-2”) of $50.1 million per quarter from September 30, 2010 through December 31, 2012,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
and $75.1 million per quarter from March 31, 2013 through March 31, 2014, with the remaining principal balance payable on July 18, 2014. Due to a calculation error, the aggregate amount of the amortization payments made on June 30, 2010 in respect of Term Loan A-1 was less than the actual amount due on such date under the FIS Credit Agreement. To resolve this administrative error, FIS funded an aggregate amount of $1.4 million on July 6, 2010, and the administrative agent for the FIS Credit Agreement disbursed the additional amortization payment of such amount to the Term Loan A-1 lenders on the same date.
     In addition to the scheduled principal payments, the term loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended June 30, 2010. Voluntary prepayment of the term loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice.
     The following table summarizes the mandatory annual principal payments with respect to Term Loan A pursuant to the FIS Credit Agreement and with respect to the Metavante Term Loan pursuant to Metavante Credit Agreement as of June 30, 2010 (in millions). There are no mandatory principal payments on the Revolving Loan; any balance outstanding on the Revolving Loan will be due and payable at the applicable scheduled maturity date of the respective tranches thereof:

			Metavante
	Term Loan A-1	Term Loan A-2	Term Loan	Total
2010	$24.1	$100.2	$—	$124.3
2011	34.0	200.4	—	234.4
2012	328.7	200.4	—	529.1
2013	—	300.5	—	300.5
2014	—	1,202.1	230.0	1,432.1

Total	$386.8	$2,003.6	$230.0	$2,620.4

     The Company also has an agreement to sell certain of its accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable and financing entity, which funds its purchases, in part, by selling interests to a syndicate of financial institution purchasers in exchange for capital funding. The AR Facility was also amended on June 30, 2010 primarily to make conforming changes in regards to the amendment and extension of the FIS Credit Agreement. At June 30, 2010, there was no outstanding capital under the AR Facility.
     We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan and AR Facility are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 69% of our Revolving Loan and AR Facility. The failure of any single lender to perform their obligations under the Revolving Loan and/or the AR Facility would not adversely impact our ability to fund operations. If the single largest lender were to simultaneously default under the terms of both the FIS Credit Agreement (impacting the capacity of the Revolving Loan) and the AR Facility, the maximum loss of available capacity on the undrawn portion of these agreements would be about $125.0 million As of June 30, 2010, the combined undrawn capacity of the Revolving Loan and the AR Facility was $869.8 million.
     See also Note 12 for a discussion of debt transactions consummated subsequent to June 30, 2010.
     Total debt issuance costs of $21.0 million are capitalized as of June 30, 2010 related to all of the above credit facilities. Due to the significance of the change in the present value of expected cash flows from the amendment and extension of our Term Loan A, a portion of the transaction was treated as a debt extinguishment. Accordingly, certain previously capitalized costs and fees and expenses related to the transaction totaling $12.8 million were treated as debt extinguishment expense in the second quarter and are recorded in Other Income (Expense) on the Condensed Consolidated Statement of Earnings.
     As of June 30, 2010, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

				Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount		Variable Rate of	Fixed Rate of
April 12, 2010	April 11, 2011	$200.0		1 Month LIBOR (4)	0.76	%(5)
October 20, 2009	April 20, 2011	700.0		1 Month LIBOR (4)	0.99	%(5)
February 1, 2010	May 1, 2011	250.0		1 Month LIBOR (4)	0.75	%(5)
February 1, 2010	May 1, 2011	150.0		1 Month LIBOR (4)	0.74	%(5)
December 11, 2009	June 13, 2011	200.0		1 Month LIBOR (4)	0.91	%(5)
February 1, 2008	February 1, 2012	400.0	(1)	3 Month LIBOR (2)	3.87	%(3)
February 1, 2008	February 1, 2012	200.0		3 Month LIBOR (2)	3.44	%(3)

		$2,100.0

(1)	Notional value amortized from $600.0 million to $400.0 million on February 1, 2010 and will amortize from $400.0 million to $200.0 million on February 1, 2011.

(2)	0.53% in effect at June 30, 2010.

(3)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin of 3.25%. These swaps were acquired in the Metavante Acquisition. While the payments are fixed, interest expense associated with these swaps is recorded based on the floating rate curve established as of the acquisition date.

(4)	0.35% in effect at June 30, 2010.

(5)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loan as described above.
     We have designated these interest rate swaps as cash flow hedges and as such they are carried on the Condensed Consolidated Balance Sheets at fair value with changes in fair value included in Other Comprehensive Earnings, net of tax.
     A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	Liability Derivatives
	June 30, 2010		December 31, 2009
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Interest rate swap contracts	Accounts payable and accrued liabilities	$4.8	Accounts payable and accrued liabilities	$13.4
Interest rate swap contracts	Other long-term liabilities	25.2	Other long-term liabilities	31.1

Total derivatives designated as hedging instruments		$30.0		$44.5

     In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to Accumulated Other Comprehensive Earnings within the Condensed Consolidated Statement of Equity and Comprehensive Earnings as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans.
     As part of the Metavante Acquisition, the Company assumed interest rate swap liabilities with a fair value at October 1, 2009 of $45.1 million. During the 2009 fourth quarter, the Company terminated swaps for $10.0 million resulting in net acquired swap liabilities of $35.1 million. The fair value of the remaining acquired swaps was $25.2 million on June 30, 2010.
     A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and recognized in Other Comprehensive Earnings (“OCE”) for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Amount of Loss			Amount of Loss Reclassified
	Recognized in OCE on			from Accumulated OCE into
	Derivative			Earnings
		Three	Location of Loss
Derivatives in Cash	Three Months	Months	Reclassified from	Three Months	Three Months
Flow Hedging	Ended June	Ended June	Accumulated OCE into	Ended June	Ended June
Relationships	30, 2010	30, 2009	Income	30, 2010	30, 2009
Interest rate swap contracts	$(5.4)	$(3.8)	Interest expense	$(8.6)	$(22.7)

	Amount of Loss			Amount of Loss Reclassified
	Recognized in OCE on			from Accumulated OCE into
	Derivative			Earnings
Location of Loss
Derivatives in Cash	Six Months	Six Months	Reclassified from	Six Months	Six Months
Flow Hedging	Ended June	Ended June	Accumulated OCE into	Ended June	Ended June
Relationships	30, 2010	30, 2009	Income	30, 2010	30, 2009
Interest rate swap contracts	$(22.0)	$(10.5)	Interest expense	$(26.4)	$(44.2)

     Approximately $6.0 million of the balance in Accumulated OCE at June 30, 2010 is expected to be reclassified into earnings over the next twelve months.
     Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2010, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations’ revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. At June 30, 2010, we had no foreign currency derivative instruments outstanding.
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
     Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds Corporation, a wholly-owned subsidiary of FIS (“eFunds”), and seven other non-related parties in the U.S. District Court for the Southern District of Florida during the second quarter of 2003. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
settled the case with the plaintiffs. That settlement was approved by the court over the objection of a group of Texas drivers and motor vehicle record holders. The Fresco plaintiffs moved to amend the court’s order approving the settlement in order to seek a greater attorneys’ fee award and to recover supplemental costs. In the meantime, the objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas during the first quarter of 2007 alleging similar violations of the DPPA. The Acxiom action was filed against the Company’s ChexSystems, Inc. subsidiary, while the Biometric suit was filed against the Company’s Certegy Check Services, Inc. subsidiary. The judge recused himself in the Biometric action against Certegy because he was a potential member of the class. The lawsuit was then assigned to a new judge and Certegy filed a motion to dismiss. The district court granted Certegy’s motion to dismiss with prejudice in the third quarter of 2008. The Biometric plaintiffs appealed and after several extensions, arguments on appeal were heard on November 4, 2009. In the Acxiom case, ChexSystems filed a motion to dismiss or in the alternative, stay the action against it based upon the earlier settlement, and the court granted the motion to stay pending resolution of the Florida case. The court dismissed the ChexSystems lawsuit with prejudice against the remaining defendants in the third quarter of 2008. The Acxiom plaintiffs moved the court to amend the dismissal to exclude defendants that were parties to the Florida settlement, and that motion was granted. In the fourth quarter of 2008, the court in the ChexSystems case dismissed with prejudice all claims of the plaintiffs who were not also plaintiffs in the Florida case, against ChexSystems and the other defendants. The plaintiffs appealed the dismissal order, but excluded ChexSystems and the other settling defendants from the appeal. The Florida case was dismissed without prejudice during the fourth quarter of 2009. After final resolution of the Florida case, the parties in the Acxiom case stipulated to a dismissal of ChexSystems and the other defendants from this action, and the court issued its final order of dismissal without prejudice. The time for appeals in the Acxiom case has now expired. In the Biometric case, on July 14, 2010, the Fifth Circuit Court of Appeals affirmed the district court’s order of dismissal with prejudice.
     Searcy, Gladys v. eFunds Corporation
     This is a nationwide putative class action that was originally filed against eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff’s principal allegation is that consumers did not receive appropriate disclosures pursuant to § 1681g of the FCRA because the disclosures did not include: (i) all information in the consumer’s file at the time of the request; (ii) the source of the information in the consumer’s file; and/or (iii) the names of any persons who requested information related to the consumer’s check writing history during the prior year. The Company answered the complaint and is vigorously defending the matter. Plaintiff filed a motion for class certification which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. Discovery regarding the new plaintiffs is ongoing. During the second quarter of 2010, the Company filed a motion for summary judgment as to plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff’s alleged false statements that were filed in support of the motion for class certification.
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
(10) Share Repurchase Program and Recapitalization Plan
     On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million, at an average price of $22.97 through March 31, 2010. No shares were repurchased during the three months ended June 30, 2010.
     On May 25, 2010, our Board of Directors authorized a leveraged recapitalization plan to repurchase up to $2.5 billion of our common stock at a price range of $29.00 — $31.00 per share of common stock through a modified “Dutch auction” tender offer. Under this offer, FIS shareholders may tender all or a portion of their common shares within the price range set forth above. Based on the number of shares tendered and the prices specified by the tendering shareholders, the Company will determine the lowest price per

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
share within the range at which the Company can purchase up to $2.5 billion of its common stock or such lesser number of shares as is properly tendered. The tender offer commenced on July 6, 2010 and expired on August 3, 2010.
(11) Segment Information
     Summarized financial information for the Company’s segments is shown in the following tables.
     As of and for the three-months ended June 30, 2010 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$458.3	$630.6	$200.7	$(3.5)	$1,286.1
Operating expenses	295.5	423.0	179.3	211.4	1,109.2

Operating income	$162.8	$207.6	$21.4	$(214.9)	176.9

Other income (expense) unallocated					(31.9)

Income from continuing operations					$145.0

Depreciation and amortization	$37.8	$24.7	$15.0	$74.8	$152.3

Capital expenditures	$45.5	$13.4	$14.4	$2.7	$76.0

Total assets	$4,851.4	$4,773.9	$1,723.1	$2,417.9	$13,766.3

Goodwill	$3,736.7	$4,023.4	$446.9	$—	$8,207.0

     As of and for the three-month period ended June 30, 2009 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$269.9	$379.2	$180.7	$(0.6)	$829.2
Operating expenses	181.0	282.9	160.9	91.0	715.8

Operating income	$88.9	$96.3	$19.8	$(91.6)	113.4

Other income (expense) unallocated					(25.8)

Income from continuing operations					$87.6

Depreciation and amortization	$20.9	$17.6	$14.3	$39.2	$92.0

Capital expenditures	$24.3	$7.1	$18.2	$0.9	$50.5

Total assets	$2,847.4	$2,232.0	$1,432.7	$823.1	$7,335.2

Goodwill	$2,044.9	$1,677.6	$426.4	$—	$4,148.9

     For the six-month period ended June 30, 2010 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$901.8	$1,249.4	$395.7	$(11.2)	$2,535.7
Operating expenses	591.3	837.0	358.1	388.6	2,175.0

Operating income	$310.5	$412.4	$37.6	$(399.8)	360.7

Other income (expense) unallocated					(65.5)

Income from continuing operations					$295.2

Depreciation and amortization	$75.7	$49.3	$30.4	$149.7	$305.1

Capital expenditures	$75.7	$28.1	$26.3	$4.1	$134.2

     For the six-month period ended June 30, 2009 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$536.2	$743.5	$344.7	$(1.1)	$1,623.3
Operating expenses	373.7	561.4	310.3	184.7	1,430.1

Operating income	$162.5	$182.1	$34.4	$(185.8)	193.2

Other income (expense) unallocated					(55.8)

Income from continuing operations					$137.4

Depreciation and amortization	$41.4	$35.5	$27.2	$79.8	$183.9

Capital expenditures	$48.5	$14.9	$27.9	$3.3	$94.6

     Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers.
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
     International Solution Group
     ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company’s consolidated Brazilian Venture (see note 7). Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $470.0 million and $442.7 million at June 30, 2010 and 2009, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.
     Corporate and Other
     The Corporate and Other segment consists of the corporate overhead costs and interest expense that are not allocated to operating segments. Corporate overhead costs relate to human resources, finance, legal, accounting, domestic sales and marketing, merger and acquisition activity and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.
(12) Subsequent Events
     Long Term Debt
     On July 16, 2010, we completed offerings of $600.0 million aggregate principal amount of 7.625% Senior Notes due 2017 (the “2017 Notes”) and $500.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the “2020 Notes” and together with the 2017 Notes, the “Notes”). FIS issued the Notes in two separate series under an indenture dated as of July 16, 2010 among FIS, FIS’ domestic subsidiaries that guaranteed its amended credit facility (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
reliance on Regulation S under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold without registration unless pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and all applicable state laws. We have agreed to exchange each series of the Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, as soon as practicable but in no event later than 360 days after the July 16, 2010, closing.
     Interest on the 2017 Notes accrues at the rate of 7.625% per annum and interest on the 2020 Notes accrues at the rate of 7.875% per annum. Interest on each series of Notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Guarantors.
     The Notes and the related guarantees will be general senior unsecured obligations of FIS and the Guarantors and will (1) rank equally in right of payment with all of FIS’ and the Guarantors’ existing and future senior debt, (2) be effectively junior to all of FIS’ and the Guarantors’ existing and future secured debt to the extent of the value of the assets securing that secured debt, (3) be effectively junior to all existing and future debt and liabilities of FIS’ non-guarantor subsidiaries and (4) rank senior in right of payment to all of FIS’ future debt, if any, that is by its terms expressly subordinated to the Notes.
     FIS may redeem some or all of the 2017 Notes and the 2020 Notes before July 15, 2013 and July 15, 2014, respectively, by paying a “make-whole” premium. FIS may redeem some or all of the 2017 Notes and the 2020 Notes on or after July 15, 2013 and July 15, 2014, respectively, at specified redemption prices. In addition, before July 15, 2013, FIS may redeem up to 35% of the Notes with the net proceeds of certain equity offerings.
     FIS is obligated to offer to repurchase the Notes at a price of (a) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.
     The indenture contains covenants that, among other things, limit FIS’ ability and the ability of certain of FIS’ subsidiaries (a) to incur or guarantee additional indebtedness, (b) to make certain restricted payments, (c) to create or incur certain liens, (d) to create restrictions on the payment of dividends or other distributions to FIS from its restricted subsidiaries, (e) to engage in sale and leaseback transactions, (f) to transfer all or substantially all of the assets of FIS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the indenture.
     On July 16, 2010, FIS, entered into a Joinder Agreement (the “Joinder Agreement”), under which FIS issued a new tranche of term loans under the FIS Credit Agreement in an aggregate principal amount of $1.5 billion (the “Term Loan B”). The Term Loan B is subject in all material respects to the provisions applicable to other term loans under the FIS Credit Agreement. Interest on the Term Loan B will be generally payable at LIBOR plus 3.75% per annum (with LIBOR subject to a floor of 1.50%). The Term Loan B is subject to mandatory quarterly amortization payments of $3.8 million payable on or prior to the last day of each March, June, September and December (starting with December 31, 2010), with a final payment of the entire remaining balance of the Term Loan B on its maturity date of July 18, 2016.
     Also on July 16, 2010, FIS used a portion of the net proceeds of the Notes and the Term Loan B to repay in full the outstanding amount under the Metavante Term Loan and subsequently terminated the Metavante Credit Agreement. FIS intends to use the remaining net proceeds of the Notes and the Term Loan B, together with other borrowings, to repurchase shares of common stock, and to pay fees and expenses.
     Dividend Declaration
     On July 20, 2010 the Company’s Board of Directors approved a regular quarterly dividend of $0.05 per common share payable on September 30, 2010 to shareholders of record as of the close of business September 16, 2010.

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries, and all references to “Metavante” are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. The risks and uncertainties that forward-looking statements are subject to include, without limitation: changes in general economic, business and political conditions, including changes in both domestic and international financial markets; the effect of governmental regulations and/or changes in industry requirements; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries or due to financial failures suffered by firms in those industries; failures to adapt our services to changes in technology or in the marketplace; the failure to achieve some or all of the benefits that we expect from the acquisition of Metavante, including the possibility that our acquisition of Metavante may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; competitive pressures on product pricing and services including the ability to attract new or retain existing customers; an operational or natural disaster at one of our major operations centers, and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K, this Form 10-Q and other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available at the time the document was filed. FIS assumes no obligation to update any forward-looking statement.
     Overview
     FIS, one of the world’s largest providers of banking and payments technology, delivers banking and payments technologies to more than 14,000 financial institutions and businesses in over 100 countries worldwide. FIS provides financial institution core processing, and card issuer and transaction processing services, including the NYCE® Network. FIS is a member of Standard and Poor’s (S&P) 500® Index and consistently holds a leading ranking in the annual FinTech 100 rankings. We have four reporting segments: Financial Solutions Group (“FSG”), Payment Solutions Group (“PSG”), International Solutions Group (“ISG”) and Corporate and Other. A description of these segments is included above in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
Business Trends and Conditions
     Approximately 85% of our revenue is derived from multi-year agreements and is considered recurring, which provides relative stability to our revenue stream. However, the condition of the overall economy can affect our revenue growth in a number of areas. A significant portion of our revenue is derived from transaction processing fees. As a result, lower payment transactions associated with reduced consumer and commercial activity will adversely impact revenue. In addition, sales of software licenses and professional services, which represent approximately 15% of our revenue, can be regarded as discretionary spending by our customers and may contract when their capital budgets tighten. In light of the challenging revenue environment, we are seeking to manage our costs and capital expenditures prudently.
     We completed the Metavante Acquisition on October 1, 2009. The combined Company is positioned to provide a comprehensive range of integrated solutions to its customers and has greater geographic reach than others in the industry, which will enhance service to the combined Company’s customers. Management also expects to realize incremental cost and revenue synergies through 2011 as a result of the Metavante Acquisition.
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
     We continue to see challenges for financial institutions and expect a continuation of bank failures in the next few years, which may be offset to a degree by somewhat decreased bank acquisition activity than is traditionally prevalent in the banking sector. Continuing or escalating bank failures and forced government actions may negatively impact our business. This exposure may potentially be mitigated by incremental revenues we may generate from license fees or services associated with assisting surviving institutions integrate acquired assets resulting from financial failures. Additionally, regulatory change for our clients may impact our operations.
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
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted and signed into law. This legislation was designed to improve supervision and regulation of financial firms and financial markets, protect consumers and investors from financial and other abuses and provide federal regulators with new tools to manage a financial crisis. The legislation also created the Consumer Financial Protection Bureau (the “Bureau”) whose sole focus is to develop, implement and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection rules promulgated by the Bureau: for financial institutions with less than $10 billion in assets, enforcement of the rules will be carried out by such institution’s primary federal regulator.
     With respect to our business, also included in the legislation are provisions for new rules and regulations governing interchange fees and network fees arising from electronic debit card and reloadable general-use gift card transactions. Under the legislation, the amount of interchange fees that issuers (with more than $10 billion in assets) may charge must be “reasonable and proportional” to the cost incurred by the issuer. Network fees are regulated to the extent that they are used to circumvent restrictions on interchange fees or compensate issuers with respect to electronic debit card transactions. The legislation also contemplates rules prohibiting issuers from restricting the processing of transactions to networks they own or are affiliated with and from “inhibiting” retailers’ abilities to route transactions to issuers over any debit card network. These regulations are to be promulgated by the Federal Reserve Board and are expected to take effect in the third quarter of 2011. The envisioned regulations do not appear to be intended to directly affect interchange fees applicable to credit card transactions, but do prohibit networks from “inhibiting” retailers from setting minimum purchase amounts for use of credit cards as long as the minimum does not discriminate among issuers or networks and the minimum is not greater than $10. Since interchange fees are primarily a pass-through cost for FIS, the impact on our revenues is unclear at this time. Moreover, since the regulations implementing the act have not yet been drafted, we are uncertain as to what degree the legislation may affect our business in the future.
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

Factors Affecting Comparability
     As a result of the Metavante Acquisition described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited), the results of operations in the periods covered by these statements may not be directly comparable.

Comparisons of three-month and six-month periods ended June 30, 2010 and 2009
Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Processing and services revenues	$1,286.1	$829.2	$2,535.7	$1,623.3
Cost of revenues	912.2	622.8	1,819.4	1,241.2

Gross profit	373.9	206.4	716.3	382.1
Selling, general, and administrative expenses	197.0	93.0	355.6	188.9

Operating income	176.9	113.4	360.7	193.2

Other income (expense):
Interest expense, net	(19.3)	(31.3)	(47.6)	(62.5)
Other income (expense), net	(12.6)	5.5	(17.9)	6.7

Total other income (expense)	(31.9)	(25.8)	(65.5)	(55.8)

Earnings from continuing operations before income taxes	145.0	87.6	295.2	137.4
Provision for income taxes	53.6	30.1	109.2	47.2

Earnings from continuing operations, net of tax	91.4	57.5	186.0	90.2
Earnings (losses) from discontinued operations, net of tax	(0.3)	2.1	(1.4)	2.1

Net earnings	91.1	59.6	184.6	92.3
Net earnings attributable to noncontrolling interest	(1.2)	(0.4)	(1.1)	(0.1)

Net earnings attributable to FIS common stockholders	$89.9	$59.2	$183.5	$92.2

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.24	$0.30	$0.49	$0.47
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	—	0.01	—	0.01

Net earnings per share — basic attributable to FIS common stockholders	$0.24	$0.31	$0.49	$0.48

Weighted average shares outstanding — basic	376.5	190.3	374.9	190.2

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.23	$0.30	$0.48	$0.47
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	—	0.01	—	0.01

Net earnings per share — diluted attributable to FIS common stockholders	$0.23	$0.31	$0.48	$0.48

Weighted average shares outstanding — diluted	384.6	192.7	382.3	192.2

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$90.2	$57.1	$184.9	$90.1
Earnings (losses) from discontinued operations, net of tax	(0.3)	2.1	(1.4)	2.1

Net earnings attributable to FIS common stockholders	$89.9	$59.2	$183.5	$92.2

     Processing and Services Revenues
     Processing and services revenues totaled $1,286.1 million and $829.2 million during the three-month periods and $2,535.7 million and $1,623.3 million during the six-month periods ended June 30, 2010 and 2009, respectively. The increases in revenue of $456.9 million, or 55.1% during the three-month period and $912.4 million or 56.2% during the six-month period ended June 30, 2010, as compared to the 2009 periods are primarily attributable to incremental revenues from the Metavante Acquisition. In addition to the Metavante Acquisition, increased demand for software and professional services, higher debit and credit transaction volumes and favorable foreign currency impact resulting from a weaker U.S. dollar increased revenues. These increases were partially offset by declines in our paper-based retail check businesses.

     Cost of Revenues and Gross Profit
     Cost of revenues totaled $912.2 million and $622.8 million during the three-month periods and $1,819.4 million and $1,241.2 million during the six-month periods ended June 30, 2010 and 2009, respectively, resulting in gross profit of $373.9 million and $206.4 million for the three-month periods and $716.3 million and $382.1 million for the six-month periods ended June 30, 2010 and 2009, respectively. Gross profit as a percentage of revenues (“gross margin”) was 29.1% and 24.9% in the three-month periods and 28.2% and 23.5% in the six-month periods ended June 30, 2010 and 2009, respectively. The increases in cost of revenues of $289.4 million during the three-month period and $578.2 million in the six-month period ended June 30, 2010, as compared to the 2009 periods are directly attributable to the revenue variances addressed above. The increases in gross margin of 420 basis points and 470 basis points during the three-month and six-month periods ended June 30, 2010 as compared to the 2009 periods were driven by the continuing results from the synergy initiatives associated with the Metavante Acquisition and the Company’s continued effort to reduce costs and improve operating efficiency.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $197.0 million and $93.0 million during the three-month periods and $355.6 million and $188.9 million during the six-month periods ended June 30, 2010 and 2009, respectively. The increases of $104.0 million in the three-month period and $166.7 million in the six-month period ended June 30, 2010, as compared to 2009 were primarily due to incremental costs associated with the Metavante operations. Also, integration and merger related charges, including severance costs, relocation and integration costs, synergy incentives and facility and technology platform activity contributed $49.5 million and $54.1 million of the increases during the three-month and six-month periods ended June 30, 2010, respectively. Stock-based compensation during the six-month period ended June 30, 2010 included vesting acceleration charges of $0.9 million due to change in control provisions triggered by the Metavante Acquisition and subsequent terminations of employment and $4.5 million of expense for merger-related grants.
     Operating Income
     Operating income totaled $176.9 million and $113.4 million during the three-month periods and $360.7 million and $193.2 million for the six-month periods ended June 30, 2010 and 2009, respectively. Operating income as a percentage of revenue (“operating margin”) was 13.8% and 13.7% during the three-month periods and 14.2% and 11.9% during the six-month periods ended June 30, 2010 and 2009, respectively. The increases in operating margin for the 2010 periods as compared to the 2009 periods were driven by synergies, cost containment initiatives and gross margin improvements discussed above, partially offset by integration and merger related charges and additional stock compensation charges incurred during the 2010 periods.
     Total Other Income (Expense)
     Total other income (expense) was ($31.9) million and ($25.8) million during the three-month periods and ($65.5) million and ($55.8) million during the six-month periods ended June 30, 2010 and 2009, respectively. The two primary components of total other income (expense) are interest expense and, for the 2010 periods, costs relating to the leveraged recapitalization. The decreases of $12.0 million and $14.9 million in interest expense during the three-month and six-month periods ended June 30, 2010 as compared to the 2009 periods resulted from lower interest rates on our debt due to the expiration of higher fixed interest rate swaps, partially offset by higher debt levels in the 2010 periods. The three-month and six-month periods ended June 30, 2010 include $12.8 million of debt extinguishment expense relating to certain previously capitalized costs and fees and other expenses relating to our leveraged recapitalization.
     Provision for Income Taxes
     Income tax expense from continuing operations totaled $53.6 million and $30.1 million during the three-month periods and $109.2 million and $47.2 million during the six-month periods ended June 30, 2010 and 2009, respectively. This resulted in an effective tax rate on continuing operations of 37.0% for the three-month and six-month periods ended June 30, 2010 and 34.4% for the three-month and six-month periods ended June 30, 2009. The net increase in the overall effective tax rate is primarily related to a larger proportion of domestic pre-tax income versus foreign-source income during the 2010 periods due primarily to the Metavante Acquisition, the expiration of federal research and development tax credits and the expiration of certain interest expense benefits for related foreign-controlled corporations.

     Net Earnings from Continuing Operations Attributable to FIS Common Stockholders
     Net earnings from continuing operations attributable to FIS common stockholders totaled $90.2 million and $57.1 million for the three-month periods ended June 30, 2010 and 2009, respectively, or $0.23 and $0.30 per diluted share, respectively, due to the factors described above. Net earnings from continuing operations attributable to FIS common stockholders totaled $184.9 million and $90.1 million for the six-month periods ended June 30, 2010 and 2009 respectively, or $0.48 and $0.47 per diluted share, respectively, due to the factors described above.
Segment Results of Operations
Financial Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Processing and services revenues	$458.3	$269.9	$901.8	$536.2

Operating income	$162.8	$88.9	$310.5	$162.5

     Revenues for FSG totaled $458.3 million and $269.9 million during the three-month periods and $901.8 million and $536.2 million during the six-month periods ended June 30, 2010 and 2009, respectively. The overall segment increases of $188.4 million and $365.6 million during the three-month and six-month periods ended June 30, 2010, respectively, as compared to the 2009 periods primarily resulted from incremental Metavante revenues and increased demand for professional services and software licenses during 2010 as compared to 2009.
     Operating income for FSG totaled $162.8 million and $88.9 million during the three-month periods and $310.5 million and $162.5 million during the six-month periods ended June 30, 2010 and 2009, respectively. Operating margin was approximately 35.5% and 32.9% during the three-month periods and 34.4% and 30.3% during the six-month periods ended June 30, 2010 and 2009, respectively. The increases in operating income during the 2010 three-month and six-month periods as compared to 2009 primarily resulted from incremental Metavante 2010 operating income. The increases in operating margin during the 2010 three-month and six-month periods as compared to the 2009 periods are due to continuing results from the synergy initiatives associated with the Metavante Acquisition.
Payment Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Processing and services revenues	$630.6	$379.2	$1,249.4	$743.5

Operating income	$207.6	$96.3	$412.4	$182.1

     Revenues for PSG totaled $630.6 million and $379.2 million during the three-month periods and $1,249.4 million and $743.5 million during the six-month periods ended June 30, 2010 and 2009, respectively. The overall segment increases of $251.4 million and $505.9 million during the three-month and six-month periods ended June 30, 2010, respectively, as compared to the 2009 periods resulted primarily from incremental Metavante 2010 revenues. Additionally, increased debit and credit transaction volumes increased revenue and were partially offset by lower item processing and retail check activity.
     Operating income for PSG totaled $207.6 million and $96.3 million during the three-month periods and $412.4 million and $182.1 million during the six-month periods ended June 30, 2010 and 2009, respectively. Operating margins were approximately 32.9% and 25.4% during the three-month periods and 33.0% and 24.5% during the six-month periods ended June 30, 2010 and 2009, respectively. The increases in operating income and operating margin during the three-month and six-month periods ended June 30, 2010 as compared to the 2009 periods primarily resulted from incremental Metavante 2010 operating income, realized cost savings and improved profitability within our retail check business.

International
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Processing and services revenues	$200.7	$180.7	$395.7	$344.7

Operating income	$21.4	$19.8	$37.6	$34.4

     Revenues for ISG totaled $200.7 million and $180.7 million during the three-month periods and $395.7 million and $344.7 million during the six-month periods ended June 30, 2010 and 2009, respectively. The overall segment increases of $20.0 million and $51.0 million during the three-month and six-month periods ended June 30, 2010, respectively, as compared to 2009 periods resulted primarily from a $9.2 million and $33.4 million favorable foreign currency impact resulting from a weaker U.S. dollar during the respective 2010 three-month and six-month periods. For the June 2010 quarter, incremental revenues from Metavante and increasing revenues in our Brazilian Venture contributed significantly to the remainder of the increase in revenues. The majority of the increase during the 2010 six-month period was due to incremental 2010 revenues from Metavante.
     Operating income for ISG totaled $21.4 million and $19.8 million for the three-month periods and $37.6 million and $34.4 million for the six-month periods ended June 30, 2010 and 2009, respectively. Operating margins were approximately 10.7% and 11.0% for the three-month periods and 9.5% and 10.0% for the six-month periods ended June 30, 2010 and 2009, respectively. The decreases in operating margin in 2010 as compared to 2009 primarily result from a less favorable revenue mix.
     Corporate and Other
     The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reporting segments. Corporate and Other expenses were $214.9 million and $91.6 million during the three-month periods and $399.8 million and $185.8 million during the six-month periods ended June 30, 2010 and 2009, respectively. The overall Corporate and Other increases of $123.3 million and $214.0 during the three-month and six-month periods ended June 30, 2010 as compared to 2009 were primarily due to the incremental costs associated with the Metavante operations and the merger related charges, as addressed above under total Company Selling, General and Administrative Expense.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments and capital expenditures, and may include stockholder dividends, discretionary share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings. In addition to our customary cash requirements, the Company announced a leveraged recapitalization plan on May 25, 2010, as more fully discussed below under Financing. The plan includes a tender offer of up to $2.5 billion of common stock, to be funded by a combination of incremental debt and the amendment and extension of existing credit facilities.
     At June 30, 2010, we had cash and cash equivalents of $502.0 million and debt of $2,960.9 million, including the current portion. Of the $502.0 million cash and cash equivalents, approximately $304.7 million is held by our operations in foreign jurisdictions. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
     We currently pay a $0.05 per common share dividend on a quarterly basis. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on June 30, 2010 to shareholders of record as of the close of business on June 16, 2010. On July 20, 2010 the Company’s Board of Directors approved a regular quarterly dividend of $0.05 per common share payable on September 30, 2010 to shareholders of record as of the close of business September 16, 2010.

Cash Flows from Operations
     Cash flows from operations were $445.2 million and $331.1 million during the six-month periods ended June 30, 2010 and 2009 respectively. Cash flows from operations increased by $114.1 million due primarily to the incremental earnings provided by the Metavante Acquisition in the 2010 period.
Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $134.2 million and $96.2 million on capital expenditures during the six-month periods ended June 30, 2010 and 2009, respectively. We expect to spend approximately 6% of 2010 revenue on capital expenditures including capital expenditures related to the integration of Metavante.
Financing
     On January 18, 2007, FIS entered into a syndicated credit agreement, which was amended on July 30, 2007, and amended and restated on June 29, 2010 (as amended, the “FIS Credit Agreement”). The FIS Credit Agreement, as of June 30, 2010, provides total committed capital of $3,426.0 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million (together, the “Revolving Loan”), consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012 and $921.4 million in revolving credit capacity maturing on July 18, 2014; (2) an aggregate of $2,390.4 million of term notes (the “Term Loan A”) consisting of $386.8 million maturing on January 18, 2012 (“Term Loan A-1”) and $2,003.6 million maturing on July 18, 2014 (“Term Loan A-2”) and (3) an aggregate of $1.9 million of term notes (the “LCPI Loans”) maturing on July 18, 2014. The Revolving Loan is bifurcated into tranches based upon the currency in which borrowings may be made: (a) a $225.1 million tranche that allows borrowings in U.S. dollars only; and (b) an $808.6 million multicurrency tranche that allows borrowings in U.S. dollars, Euros, British Pounds Sterling, and Australian dollars. The multicurrency tranche of the Revolving Loan includes an aggregate sublimit of $250.0 million for swing line loans and an aggregate sublimit of $250.0 million for the issuance of letters of credit. As of June 30, 2010, the outstanding principal balance of the Revolving Loan was $308.9 million, with $724.8 million of borrowing capacity remaining thereunder. In addition to committed loans, the FIS Credit Agreement contains provisions permitting FIS to obtain certain additional loans in the future, conditioned upon, among other things, FIS’ ability to obtain additional commitments from lenders to fund such loans and compliance with certain financial covenants, including (1) the New Term Loan B (discussed below); and (2) up to an additional $750 million in the aggregate of term and revolving credit loans. The FIS Credit Agreement is, as of June 30, 2010, guaranteed by substantially all of FIS’ domestic subsidiaries (but specifically excluding the SPV, as defined below) and secured by a pledge of (x) all of FIS’ (and the guarantors’) holdings of capital stock of domestic entities (subject to certain exceptions), other than the capital stock issued by any subsidiary of Metavante; and (y) 65% of FIS’ (and the guarantors’) holdings of capital stock of certain foreign entities.
     In addition to the maturity extension and increased debt authorizations noted above, the amendment and extension, among other things, (1) modified certain covenants to permit the issuance of the Notes (described below) and the Self-Tender Offer (also described below); (2) made certain other modifications to financial and other covenants, including to increase our maximum leverage ratio following the consummation of the Notes, the Term Loan B and the Self-Tender Offer, reduce leverage ratio triggers for the excess cash flow sweep and permit additional unsecured indebtedness without specific dollar limit (subject to compliance with certain financial covenants); (3) exempts securitization vehicles from guaranty requirements; and (4) changed pricing.
     On November 1, 2007, Metavante entered into a syndicated credit agreement, which was amended on October 1, 2009 (as amended, the “Metavante Credit Agreement”). The Metavante Credit Agreement, as of June 30, 2010, provided total committed capital of $230.0 million consisting of term notes maturing on November 1, 2014 (the “Metavante Term Loan”). On July 16, 2010, FIS repaid in full the outstanding amount under the Metavante Term Loan and terminated that credit facility.
     On October 1, 2009, FIS entered into an agreement for FIS and certain of its domestic subsidiaries to sell certain of their accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable securitization entity (the “SPV”), which is exclusively engaged in purchasing accounts receivable from FIS and certain of its domestic subsidiaries. The SPV funds its purchases, in part, by selling interests in the accounts receivable to a syndicate of financial institution purchasers in exchange for up to $145.0 million in capital funding (provided, however, that if FIS obtains additional commitments from new or existing purchasers, the aggregate amount may be increased by up to an additional $55.0 million, to an overall aggregate capital amount of $200.0 million). The sales to the purchasers do not qualify for sale treatment as FIS maintains effective control over the accounts receivable that are sold. Thus, the SPV is included in FIS’ consolidated financial statements. The AR Facility was amended on

June 30, 2010, primarily to make conforming changes in regard to the amendment and extension of the FIS Credit Agreement. As of June 30, 2010, there was no outstanding capital under the AR Facility, with $145 million of available capital thereunder.
     FIS may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the applicable maturities of the tranches included in the Revolving Loan. There are no mandatory principal payments on the LCPI Loans until the outstanding principal balance is payable in full at maturity. FIS must make quarterly principal payments under that portion of the Term Loan A that matures in 2012 of $11.3 million per quarter from September 30, 2010 through September 30, 2011, with the remaining principal balance payable on January 18, 2012. FIS must make quarterly principal payments under that portion of the Term Loan A that matures in 2014 of $50.1 million per quarter from September 30, 2010 through December 31, 2012, and $75.1 million per quarter from March 31, 2013 through March 31, 2014, with the remaining principal balance payable on July 18, 2014.
     The following table summarizes the mandatory annual principal payments with respect to the Term Loan A pursuant to the FIS Credit Agreement and with respect to the Metavante Term Loan pursuant to Metavante Credit Agreement as of June 30, 2010 (in millions). There are no mandatory principal payments on the Revolving Loan; any balance outstanding on the Revolving Loan will be due and payable at the applicable scheduled maturity date of the respective tranches thereof:

			Metavante
	Term Loan A-1	Term Loan A-2	Term Loan (1)	Total
2010	$24.1	$100.2	$—	$124.3
2011	34.0	200.4	—	234.4
2012	328.7	200.4	—	529.1
2013	—	300.5	—	300.5
2014	—	1,202.1	230.0	1,432.1

Total	$386.8	$2,003.6	$230.0	$2,620.4

(1)	On July 16, 2010, FIS repaid in full the outstanding amount under the Metavante Term Loan and terminated that credit facility.
     The FIS Credit Agreement, Metavante Credit Agreement, and AR Facility are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio.
     We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan and AR Facility are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 69% of our Revolving Loan and AR Facility. The failure of any single lender to perform their obligations under the Revolving Loan and/or the AR Facility would not adversely impact our ability to fund operations. If the single largest lender were to simultaneously default under the terms of both the FIS Credit Agreement (impacting the capacity of the Revolving Loan) and the AR Facility, the maximum loss of available capacity on the undrawn portion of these agreements would be about $125.0 million. As of June 30, 2010, the combined undrawn capacity of the Revolving Loan and the AR Facility was $869.8 million.
     As of June 30, 2010, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (see Item 3 Quantitative and Qualitative Disclosure About Market Risks).
     On July 16, 2010, we completed offerings of $600.0 million aggregate principal amount of 7.625% Senior Notes due 2017 (the “2017 Notes”) and $500.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the “2020 Notes” and together with the 2017 Notes, the “Notes”). FIS issued the Notes in two separate series under an indenture dated as of July 16, 2010 among FIS, FIS’ domestic subsidiaries that guaranteed its amended credit facility (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold without registration unless pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and all applicable state laws. We have agreed to exchange each series of the Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, as soon as practicable but in no event later than 360 days after the July 16, 2010, closing.

     Interest on the 2017 Notes accrues at the rate of 7.625% per annum, and interest on the 2020 Notes accrues at the rate of 7.875% per annum. Interest on each series of Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2011. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Guarantors.
     FIS may redeem some or all of the 2017 Notes and the 2020 Notes before July 15, 2013 and July 15, 2014, respectively, by paying a “make-whole” premium. FIS may redeem some or all of the 2017 Notes and the 2020 Notes on or after July 15, 2013 and July 15, 2014, respectively, at specified redemption prices. In addition, before July 15, 2013, FIS may redeem up to 35% of the Notes with the net proceeds of certain equity offerings.
     FIS is obligated to offer to repurchase the Notes at a price of (a) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.
     The indenture contains covenants that, among other things, limit FIS’ ability and the ability of certain of FIS’ subsidiaries (a) to incur or guarantee additional indebtedness, (b) to make certain dividends or other restricted payments, (c) to create or incur certain liens, (d) to create restrictions on the payment of dividends or other distributions to FIS from its restricted subsidiaries, (e) to engage in sale and leaseback transactions, (f) to transfer all or substantially all of the assets of FIS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the indenture.
     On July 16, 2010, FIS, entered into a Joinder Agreement (the “Joinder Agreement”), under which FIS issued a new tranche of term loans under the FIS Credit Agreement in an aggregate principal amount of $1.5 billion (the “Term Loan B”). The Term Loan B is subject in all material respects to the provisions of the FIS Credit Agreement applicable to other term loans under the FIS Credit Agreement. Interest on the Term Loan B will be generally payable at LIBOR plus 3.75% per annum (with LIBOR subject to a floor of 1.50%). The Term Loan B is subject to mandatory quarterly amortization payments of $3.8 million payable on or prior to the last day of each March, June, September and December (starting with December 31, 2010), with a final payment of the entire remaining balance of the Term Loan B on its maturity date of July 18, 2016.
     Also on July 16, 2010, FIS used a portion of the net proceeds of the Notes and the Term Loan B to repay in full the outstanding amount under the Metavante Term Loan and terminated that credit facility. FIS intends to use the remaining net proceeds of the Notes and the Term Loan B, after giving effect to the payoff of the Metavante Term Loan, together with other borrowings, to repurchase shares of common stock, and to pay fees and expenses.
The following table summarizes on a pro forma basis our long-term debt as if the transactions for the Term Loan B, the Notes and repayment of the Metavante Term Loan were completed as of June 30, 2010:

Pro Forma
June 30,
2010
Term Loan A-1	$386.8
Term Loan A-2	2,003.6
Term Loan B	1,500.0
Revolving Loan	556.0
The Notes	1,100.0
AR Facility	—
Other	32.6

Long-term debt, excluding current portion	$5,579.0

     On May 25, 2010, FIS announced that its Board of Directors had authorized a leveraged recapitalization plan pursuant to which the Company will repurchase up to $2.5 billion of its common stock at a price range of between $29.00 — $31.00 per share of common stock through a modified “Dutch auction” tender offer (the “Self Tender Offer”). Under this offer, FIS shareholders may tender all or a portion of their common shares within the designated price range. Based on the number of shares tendered and the prices specified by the tendering shareholders, the Company will determine the lowest price per share within the range at which the Company can purchase up to $2.5 billion of its common stock or such lesser number of shares as are properly tendered. The Company further announced its intention to effect the proposed recapitalization by incurring approximately $2.5 billion of incremental debt in the form of the Term Loan B, the Notes and the amendment and extension of its existing credit facilities discussed above.
Contractual Obligations
     Our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 26, 2010, except for those relating to our long-term debt as discussed in Notes 8 and 12 to Notes to Condensed Consolidated Financial Statements (Unaudited) and noted above under Financing.
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
     As of June 30, 2010, we are paying interest on our Term Loan A-1 of LIBOR plus 0.75%, on our Term Loan A-2 of LIBOR plus an applicable margin of up to 2.5% based upon the Company’s leverage ratio, as defined in the amended and extended credit agreement and on our Metavante Term Loan at LIBOR plus 3.25%. Prior to the June 29, 2010 amendment and extension, interest on the Revolving Loan was payable at LIBOR plus up to 1.00% (Eurocurrency Borrowings), Fed-funds plus up to 1.00% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus a facility fee of up to 0.25%. The pre-amendment pricing continues to apply for the portion of the Revolving Loan that matures in January 2012, consisting of approximately $112.3 million of commitments. Interest on the portion of the Revolving Loan that matures in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.5%, based upon the Company’s leverage ratio, and is subject to an unused commitment fee of 0.50%. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under these credit agreements, after we include the impact of our interest rate swaps, by $8.6 million (based on principal amounts outstanding at June 30, 2010). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2010, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2010 and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loan A outstanding as of June 30, 2009, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we include the impact of our interest rate swaps, by $1.9 million.
     As of June 30, 2010, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from floating to fixed (in millions):

				Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount		Variable Rate of	Fixed Rate of
April 12, 2010	April 11, 2011	$200.0		1 Month LIBOR (4)	0.76	%(5)
October 20, 2009	April 20, 2011	700.0		1 Month LIBOR (4)	0.99	%(5)
February 1, 2010	May 1, 2011	250.0		1 Month LIBOR (4)	0.75	%(5)
February 1, 2010	May 1, 2011	150.0		1 Month LIBOR (4)	0.74	%(5)
December 11, 2009	June 13, 2011	200.0		1 Month LIBOR (4)	0.91	%(5)
February 1, 2008	February 1, 2012	400.0	(1)	3 Month LIBOR (2)	3.87	%(3)
February 1, 2008	February 1, 2012	200.0		3 Month LIBOR (2)	3.44	%(3)

		$2,100.0

(1)	Notional value amortized from $600.0 million to $400.0 million on February 1, 2010 and will amortize from $400.0 million to $200.0 million on February 1, 2011.

(2)	0.53% in effect at June 30, 2010.

(3)	In addition to the fixed rates paid under the swaps, we currently pay an applicable margin of 3.25%. These swaps were acquired in the Metavante Acquisition. While the payments are fixed, interest expense associated with these swaps is recorded based on the floating rate curve established as of the acquisition date.

(4)	0.35% in effect at June 30, 2010.

(5)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loan as described above.
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
Foreign Currency Risk
     Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than U.S. dollars. Our international operations generated approximately $200.7 million and $395.7 million in revenues during the three-month and six-month periods ended June 30, 2010, of which approximately $165.1 million and $327.2 million, respectively were denominated in currencies other than the U.S. dollar. The major currencies to which we are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have had the following increase or decrease in our reported revenues for the three-month and six month periods ended June 30, 2010 and 2009 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2010	2009	2010	2009
Real	$7.9	$6.3	$15.6	$11.7
Euro	4.3	4.7	8.7	9.3
Pound Sterling	1.9	1.7	3.9	3.0

Total Impact	$14.1	$12.7	$28.2	$24.0

     The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations’ revenues and expenses are generally denominated in local currency which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. At June 30, 2010, we had no foreign currency derivative instruments outstanding.

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
Item 1A. Risk Factors
     The following Risk Factors represent modifications or additions to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.
Our existing levels of leverage and debt service requirements may adversely affect our financial and operational flexibility.
     After completion of the July 16, 2010 offerings of the Notes and issuance of Term Loan B as discussed above under Financing, we have total debt of approximately $5.6 billion. This level of debt could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) limiting operational flexibility and our ability to pursue other business opportunities and implement certain business strategies; (iii) we use a large portion of our operating cash flow to pay principal and interest on our senior credit facilities, which reduces the amount of money available to finance operations, acquisitions and other business activities, repay other indebtedness, purchase our outstanding stock and pay shareholder dividends; (iv) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and (v) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.
Lack of system integrity, fraudulent payments, credit quality related to funds settlement or the availability of clearing services could result in a financial loss.
     We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment as well as the detection or prevention of fraudulent payments. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised this could result in a financial loss to us. In addition, we rely on various financial institutions to provide ACH services in support of funds settlement for certain of our products. If we are unable to obtain such ACH services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

Global economic, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability.
     The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions or consumer confidence, particularly in the United States, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions which we service.
Failure to obtain new clients or renew client contracts on favorable terms could result in a lower number or loss of clients and adversely affect results of operations and financial condition.
     We may face pricing pressure in obtaining and retaining our larger clients. Larger clients may be able to seek price reductions from us when they renew a contract, when a contract is extended, when service or performance issues arise with the client, or when the client’s business has significant volume changes. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could result in an adverse effect on our business, operating results and financial condition.
     Further, failure to effect renewal of client contracts on favorable terms could have an adverse effect on our business. Our contracts with customers generally run for several years and provide for early termination fees. Terms are generally renegotiated prior to the end of a contract’s term. If we are not successful in achieving a high rate of contract renewals on favorable terms, our results of operations and financial condition could be adversely affected.
Changes in card association and debit network fees or products could increase costs or otherwise limit our operations.
     From time to time, card associations and debit networks increase the interchange fees that they charge. It is possible that competitive pressures will result in our absorption of a portion of such increases in the future, which would increase our operating costs, reduce our profit margin and adversely affect our business, financial condition, and results of operation. Furthermore, the rules and regulations of the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes.
Changes in the network pricing and transaction routing strategies of the NYCE Network could adversely affect our results of operations.
     The transaction volume and the corresponding revenues of NYCE, our subsidiary, are driven in large measure by NYCE’s execution of long-term strategies for network pricing (including interchange and network fees) and transaction routing. As the debit and electronic payments marketplace continues to shift and mature, it may be necessary for NYCE to pursue alternate pricing and/or transaction routing strategies. Any significant changes to NYCE’s current pricing and/or transaction routing strategies would likely be implemented over a transitional phase. Such changes could result in reductions of participant card base, reductions in merchant acceptance, and the potential for transaction misrouting during the transitional phase, any of which would adversely affect NYCE’s revenue and our results of operations.
Our agreements with related parties may be more or less favorable than agreements negotiated at arm’s-length with independent parties.
     We have entered into various agreements with certain related parties, including, without limitation, FNF, Ceridian Corporation, Banco Bradesco, S.A., and Banco Santander Spain, pursuant to which we will provide services to each such related party as a client. We believe the amounts earned from or charged by us under each such arrangement is fair and reasonable, and that our service arrangements are priced within the range of prices we offer to third parties; however, the amounts we earned or that were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party for similar services. Any inferior terms that such agreements may contain as compared to agreements negotiated with unrelated third parties may have an adverse impact on our results of operations.

Many of our customers are subject to a regulatory environment and to industry standards that may change in a manner that reduces the number of transactions in which our customers engage and therefore reduces our revenues.
     Our customers are subject to a number of government regulations and industry standards with which our services must comply. Our customers must ensure that our services and related products work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our customers’ businesses that could lead to increased operating costs and could reduce the convenience and functionality of our products and services possibly resulting in reduced market acceptance. In particular, the recently enacted Wall Street Reform and Consumer Protection Act may have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition and results of operations.
     In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to government regulation in our check business and debt collections business. Our failure to comply with such regulations, changes to such regulations or governmental or private legal actions related to such regulations may have an adverse effect on our business.
     Our retail check authorization services (Certegy Check Services) and account opening services (ChexSystems) maintain databases of consumer information and, as a consequence, are subject to the Federal Fair Credit Reporting Act and similar state laws. Among other things, the Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their files, to dispute their accuracy, and to require verification or removal of disputed information. Our collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws. In addition, both the Fair Credit Reporting Act and Federal Fair Debt Collection Practices Act afford individuals a private right of action that can be pursued in federal or state courts. In either business, our failure to comply with the applicable regulations, any change in such regulations, or legal actions by private individuals under such regulations could result in substantial regulatory compliance costs, litigation expense, adverse publicity and/or loss of revenue, which may have an adverse effect on our business.
Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.
     As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records. The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to our successful operation. We have security, backup and recovery systems in place, a business continuity plan designed and intended to ensure that our systems are not inoperable, and what we deem sufficient security around the system to prevent unauthorized access; however, unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in our operations. These risks are increased when we transmit information over the Internet.
     Additionally, as a provider of services to financial institutions and card processing services, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the customers themselves. If we fail to comply with these regulations and industry security requirements, we could be exposed to suits for breach of contract, governmental proceedings or the imposition of fines, or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level or by a specific industry body, they could have an adverse impact on us through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches could cause our existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers and/or adversely impact our relationship with administrative agencies.

We are the subject of various legal proceedings that could have a material adverse effect on our revenue and profitability.
     We are routinely involved in various litigation matters, and also are involved in or the subject of governmental or regulatory agency inquiries or investigations from time to time. If we are unsuccessful in our defense in the litigation matters, or any other legal proceeding, we may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on our business and results of operations.
Unfavorable resolution of tax contingencies could adversely affect our tax expense.
     Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, and could negatively impact our effective tax rate, financial position, results of operations and cash flows in the current and/or future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the purchase right agreement with WPM, L.P. (“WPM”), a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P, referenced in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, on March 22, 2010 WPM purchased 498,054 shares of FIS common stock for a nominal amount ($4,981 under the net settlement feature in the agreement). An additional 20,445 shares of FIS common stock were purchased for a nominal amount on June 14, 2010. The shares of FIS common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.
     On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million, at an average price of $22.97 through March 31, 2010. No shares were repurchased during the three months ended June 30, 2010. Approximately, 13.6 million shares of our common stock remain available to repurchase under this plan.
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

Date: August 4, 2010	FIDELITY NATIONAL INFORMATION SERVICES, INC.
	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 4, 2010	FIDELITY NATIONAL INFORMATION SERVICES, INC.
	By:	/s/ JAMES W. WOODALL
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