Form 10-Q
period 2010-09-30
Fidelity National Information Services, Inc.
filed 2010-11-05
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-16427

Fidelity National Information Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia	37-1490331
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

601 Riverside Avenue
Jacksonville, Florida	32204
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     As of October 31, 2010, 300,960,739 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2010
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2
B. Condensed Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 2010 and 2009	3
C. Condensed Consolidated Statement of Equity and Comprehensive Earnings for the nine-month period ended September 30, 2010	4
D. Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009	5
E. Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosure About Market Risk	38
Item 4. Controls and Procedures	40
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6. Exhibits	41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$389.4	$430.9
Settlement deposits	48.5	50.8
Trade receivables, net of allowance for doubtful accounts of $38.9 and $41.8 at September 30, 2010 and December 31, 2009, respectively	736.6	765.4
Settlement receivables	40.3	62.5
Other receivables	26.8	30.9
Receivable from related parties	28.0	32.0
Prepaid expenses and other current assets	123.8	141.2
Deferred income taxes	75.1	80.9
Assets held for sale	15.0	71.5

Total current assets	1,483.5	1,666.1
Property and equipment, net	371.9	375.9
Goodwill	8,222.5	8,232.9
Intangible assets, net	2,105.3	2,396.8
Computer software, net	911.5	932.7
Deferred contract costs	252.5	261.4
Other noncurrent assets	208.5	131.8

Total assets	$13,555.7	$13,997.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$481.1	$523.2
Due to Brazilian venture partners	57.9	73.0
Settlement payables	103.3	122.3
Current portion of long-term debt	267.5	236.7
Deferred revenues	248.4	279.5
Liabilities held for sale	28.8	—

Total current liabilities	1,187.0	1,234.7
Deferred revenues	92.9	104.8
Deferred income taxes	800.2	915.9
Long-term debt, excluding current portion	4,828.8	3,016.6
Other long-term liabilities	225.9	207.0

Total liabilities	7,134.8	5,479.0

Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock $0.01 par value; 600 shares authorized, 381.1 shares issued at September 30, 2010 and December 31, 2009, respectively	3.8	3.8
Additional paid in capital	7,194.1	7,345.1
Retained earnings	1,375.8	1,134.6
Accumulated other comprehensive earnings	70.2	82.2
Treasury stock, $0.01 par value, 81.6 and 6.6 shares at September 30, 2010 and December 31, 2009, respectively, at cost	(2,383.2)	(256.8)

Total FIS stockholders’ equity	6,260.7	8,308.9
Noncontrolling interest	160.2	209.7

Total equity	6,420.9	8,518.6

Total liabilities and equity	$13,555.7	$13,997.6

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Processing and services revenues (for related party activity, see note 3)	$1,367.2	$828.7	$3,873.2	$2,428.1
Cost of revenues (for related party activity, see note 3)	897.3	605.4	2,680.9	1,822.2

Gross profit	469.9	223.3	1,192.3	605.9
Selling, general, and administrative expenses (for related party activity, see note 3)	138.9	89.4	489.8	275.7
Impairment charges	154.9	—	154.9	—

Operating income	176.1	133.9	547.6	330.2

Other income (expense):
Interest expense, net	(60.9)	(31.8)	(108.4)	(94.3)
Other income (expense), net	17.9	1.4	—	8.0

Total other income (expense)	(43.0)	(30.4)	(108.4)	(86.3)

Earnings from continuing operations before income taxes	133.1	103.5	439.2	243.9
Provision for income taxes	48.2	35.5	161.2	83.8

Earnings from continuing operations, net of tax	84.9	68.0	278.0	160.1
Earnings (losses) from discontinued operations, net of tax	(23.9)	1.0	(32.4)	1.2

Net earnings	61.0	69.0	245.6	161.3
Net (earnings) losses attributable to noncontrolling interest	49.4	(1.4)	48.3	(1.5)

Net earnings attributable to FIS common stockholders	$110.4	$67.6	$293.9	$159.8

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.40	$0.35	$0.91	$0.83
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.07)	0.01	(0.09)	0.01

Net earnings per share — basic attributable to FIS common stockholders	$0.33	$0.35	$0.82	$0.84

Weighted average shares outstanding — basic	332.2	191.1	360.5	190.5

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.40	$0.34	$0.89	$0.82
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.07)	0.01	(0.09)	0.01

Net earnings per share — diluted attributable to FIS common stockholders	$0.33	$0.35	$0.80	$0.83

Weighted average shares outstanding — diluted	339.2	194.6	367.7	193.0

Cash dividends paid per share	$0.05	$0.05	$0.15	$0.15

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$134.3	$66.6	$326.3	$158.6
Earnings (losses) from discontinued operations, net of tax	(23.9)	1.0	(32.4)	1.2

Net earnings attributable to FIS common stockholders	$110.4	$67.6	$293.9	$159.8

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed
Consolidated Statement of Equity and Comprehensive Earnings
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of Shares			Additional		Other
	Common	Treasury	Common	Paid In	Retained	Comprehensive	Treasury	Noncontrolling	Comprehensive	Total
	Shares	Stock	Stock	Capital	Earnings	Earnings	Stock	Interest	Earnings	Equity
Balances, December 31, 2009	381.1	(6.6)	$3.8	$7,345.1	$1,134.6	$82.2	$(256.8)	$209.7	$—	$8,518.6
Exercise of stock options and stock purchase right	—	12.6	—	(214.2)	—	—	413.0	—	—	198.8
Excess income tax benefit from exercise of stock options	—	—	—	20.8	—	—	—	—	—	20.8
Stock-based compensation	—	—	—	40.7	—	—	—	—	—	40.7
Purchases of treasury stock	—	(87.6)	—	—	—	—	(2,539.4)	—	—	(2,539.4)
Cash dividends paid ($0.05 per share per quarter) and other distributions	—	—	—	—	(52.7)	—	—	(2.4)	—	(55.1)
Other noncontrolling interest transactions	—	—	—	1.7	—	—	—	(1.1)	—	0.6
Comprehensive earnings:
Net earnings	—	—	—	—	293.9	—	—	(48.3)	245.6	245.6
Other comprehensive earnings, net of tax:
Unrealized gain (loss) on investments and derivatives, net	—	—	—	—	—	(9.5)	—	—	(9.5)	(9.5)
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	(2.5)	—	2.3	(0.2)	(0.2)

Comprehensive earnings:									$235.9

Balances, September 30, 2010	381.1	(81.6)	$3.8	$7,194.1	$1,375.8	$70.2	$(2,383.2)	$160.2		$6,420.9

     See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine-month periods
	ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$245.6	$161.3
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	459.8	278.4
Asset impairment charges	179.9	—
Stock-based compensation	40.7	27.3
Deferred income taxes	(107.8)	(24.6)
Excess income tax benefit from exercise of stock options	(20.8)	(4.5)
Other operating activities, net	(5.8)	2.5
Net changes in assets and liabilities, net of effects from acquisitions:
Trade receivables	33.7	134.4
Settlement activity	5.4	4.7
Prepaid expenses and other assets	(3.4)	27.2
Deferred contract costs	(36.7)	(40.7)
Deferred revenue	(37.3)	(13.7)
Accounts payable, accrued liabilities, and other liabilities	32.6	(47.3)

Net cash provided by operating activities	785.9	505.0

Cash flows from investing activities:
Additions to property and equipment	(89.9)	(34.5)
Additions to computer software	(137.4)	(111.1)
Net proceeds from sale of assets	71.5	—
Acquisitions, net of cash acquired	(66.6)	(3.8)
Other investing activities, net	1.5	5.9

Net cash used in investing activities	(220.9)	(143.5)

Cash flows from financing activities:
Borrowings	8,067.0	2,147.2
Repayment of borrowings	(6,229.5)	(2,517.0)
Capitalized debt issuance costs	(70.3)	—
Excess income tax benefit from exercise of stock options	20.8	4.5
Proceeds from exercise of stock options	198.8	11.6
Treasury stock purchases	(2,539.4)	—
Dividends paid and other distributions	(55.1)	(30.6)
Other financing activity	3.3	—

Net cash used in financing activities	(604.4)	(384.3)

Effect of foreign currency exchange rate changes on cash	(2.1)	7.5

Net decrease in cash and cash equivalents	(41.5)	(15.3)
Cash and cash equivalents, beginning of period	430.9	220.9

Cash and cash equivalents, end of period	$389.4	$205.6

Supplemental cash flow information:
Cash paid for interest	$88.4	$92.9

Cash paid for taxes	$202.9	$131.1

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
     We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 12).
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
     Processing and services revenues year to date through September 30, 2010 would have been approximately $6.3 million less than reported if the new or materially modified arrangements after January 1, 2010 had been subject to the prior accounting guidance.
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
     Revenues and Expenses

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     A detail of related party items included in revenues for the three-month and nine-month periods ended September 30, 2010 and 2009 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Banco Santander item processing revenue	$4.6	$13.3	$28.2	$32.0
Banco Bradesco item processing revenue	4.2	3.6	12.1	10.1
Banco Santander Brazilian Venture revenue (includes termination fee, see note 7)	86.4	17.0	107.3	42.4
Banco Bradesco Brazilian Venture revenue	39.1	27.0	105.9	66.5
FNF data processing services revenue	13.6	12.2	37.6	36.3
Ceridian data processing services revenue	7.3	1.5	11.3	3.7
Sedgwick data processing services revenue (through May 28, 2010)	—	10.0	14.8	29.8
LPS services revenue (through March 10, 2010)	—	0.2	0.1	0.5

Total related party revenues	$155.2	$84.8	$317.3	$221.3

     See Note 7 for a discussion of the Brazilian outsourced card-processing venture with Banco Santander and Banco Bradesco (the “Brazilian Venture”). Banco Santander terminated its participation in the Brazilian Venture effective August 5, 2010. The revenue items with Banco Santander are, therefore, summarized above as related party activity through that date.
     A detail of related party items included in operating expenses (net of expense reimbursements) for the three-month and nine-month periods ended September 30, 2010 and 2009 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Equipment and real estate leasing with FNF and LPS	$0.2	$5.8	$1.1	$17.9
Administrative corporate support and other services with FNF and LPS	1.0	0.1	2.4	(0.6)

Total related party expenses	$1.2	$5.9	$3.5	$17.3

     FNF
     We provide data processing services to Fidelity National Financial, Inc. (“FNF”), our former parent, consisting primarily of infrastructure support and data center management. The Executive Chairman of the Board of Directors of FIS is also the Executive Chairman of the Board of Directors of FNF. Our agreement with FNF runs through September 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). During the 2009 third quarter, FNF entered into a transaction that triggered the repayment of the $5.9 million note payable to FIS. We recorded interest income related to this note of less than $0.1 million for the three and nine months ended September 30, 2009. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative support services relating to general management and administration. The pricing for these services, both to and from FNF, is at cost. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.
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
     LPS
     We provide information technology services to Lender Processing Services, Inc. (“LPS”). In addition, we have entered into certain property management and real estate lease agreements with LPS relating to our Jacksonville corporate headquarters. LPS remained a related party through March 1, 2010 as Lee A. Kennedy served as the Executive Vice Chairman and a Director of the Board of FIS as well as the Chairman of the Board of LPS. Mr. Kennedy joined the FIS board in February 2006 and served as FIS’ President and Chief Executive Officer until the acquisition of Metavante on October 1, 2009. Effective March 1, 2010, Mr. Kennedy and the Company mutually agreed that he would no longer serve as an executive officer and director of the Company and its subsidiaries. The revenue and expense items with LPS are, therefore, summarized above as related party activity through March 1, 2010.
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
(4) Unaudited Net Earnings per Share
     The basic weighted average shares and common stock equivalents for the three-month and nine-month periods ended September 30, 2010 and 2009 are computed using the treasury stock method.
     The following table summarizes the earnings per share attributable to FIS common stockholders, for the three-month and nine-month periods ended September 30, 2010 and 2009 (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings from continuing operations attributable to FIS, net of tax	$134.3	$66.6	$326.3	$158.6
Earnings (losses) from discontinued operations attributable to FIS, net of tax	(23.9)	1.0	(32.4)	1.2

Net earnings attributable to FIS common stockholders	$110.4	$67.6	$293.9	$159.8

Weighted average shares outstanding — basic	332.2	191.1	360.5	190.5
Plus: Common stock equivalent shares assumed from conversion of options	7.0	3.5	7.2	2.5

Weighted average shares outstanding — diluted	339.2	194.6	367.7	193.0

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.40	$0.35	$0.91	$0.83
Net earnings per share — basic from discontinued operations attributable to FIS common stockholders	(0.07)	0.01	(0.09)	0.01

Net earnings per share — basic attributable to FIS common stockholders	$0.33	$0.35	$0.82	$0.84

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.40	$0.34	$0.89	$0.82
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	(0.07)	0.01	(0.09)	0.01

Net earnings per share — diluted attributable to FIS common stockholders	$0.33	$0.35	$0.80	$0.83

     Options to purchase approximately 2.7 million shares and 8.0 million shares of our common stock for the three-month periods and 6.8 million shares and 12.7 million shares of our common stock for the nine-month periods ended September 30, 2010 and 2009, were not included in the computation of diluted earnings per share because they were anti-dilutive.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5) Acquisitions and Discontinued Operations
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

$2,673.4

     During the current year, the Company completed certain tax studies and appraisals and recorded a reduction of $3.7 million in the provisional goodwill balance, an offsetting reduction in other liabilities of $2.2 million, an increase in land, buildings and equipment of $1.5 million and adjustments of less than $1.0 million to trade and other receivables, accrued liabilities and deferred income taxes. These adjustments were not given retrospective application to December 31, 2009 due to their immateriality.
     As of the acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus’ initial investment in Metavante. The stock purchase right may be

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $.01 per share (“Net Settlement Feature”). In March 2010, 0.5 million shares were issued to Warburg Pincus relative to 2009 activity. An additional 20,445 shares were issued during June 2010 and 76,933 shares during September 2010 relative to first and second quarter 2010 activity, respectively. Warburg Pincus paid a nominal amount for these shares under the Net Settlement Feature of the agreement. As of September 30, 2010, approximately 4.5 million employee options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase at most an additional 1.5 million shares.
Discontinued Operations
     ClearPar
     On October 30, 2009, we entered into a definitive agreement to sell ClearPar because its operations did not align with our strategic plans. The net assets were classified as held for sale at December 31, 2009, and the transaction was closed on January 1, 2010. We received proceeds of $71.5 million. ClearPar had revenues of $5.3 million and $14.6 million during the three and nine months ended September 30, 2009, respectively. ClearPar had earnings (loss) before taxes of $3.6 million during the three months ended September 30, 2009 and ($1.8) million and $9.7 million during the nine months ended September 30, 2010 and 2009, respectively. The operating results of ClearPar for the three-month and nine-month periods ended September 30, 2010 and 2009 are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings.
     Brazil Item Processing and Remittance Services Operations
     In 2006, we purchased an item processing and remittance services company in Brazil, which is now Fidelity National Participacoes Ltda. (“Participacoes”). The business has generated net operating losses since the purchase. The trend of losses had improved through 2009 and the business was expected to generate positive cash flow in 2010. In the first half of 2010, Participacoes reversed the improving trend and experienced increasing losses. Additionally, in the third quarter 2010, a significant customer notified us of their intent to remove certain processing volumes from Participacoes. As a result of these negative trends and events, during the third quarter 2010, the Company decided to pursue strategic alternatives for Participacoes. Participacoes had revenues of $14.8 million and $16.7 million and $44.5 million and $40.6 million during the three and nine months ended September 30, 2010 and 2009, respectively. Participacoes had losses before taxes of $36.2 million and $1.8 million and $47.3 million and $5.0 million during the three and nine months ended September 30, 2010 and 2009, respectively. Included in the operating losses for the 2010 periods were impairment charges totaling $25.0 million related to the write down of property and equipment and intangible assets related to Participacoes. The Company has classified the assets and liabilities of Participacoes as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2010. The operating results of Participacoes are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings.
6) Condensed Consolidated Financial Statement Details
     The following tables show the Company’s condensed consolidated financial statement details as of September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010			December 31, 2009
		Accumulated			Accumulated
		Depreciation and			Depreciation and
	Cost	Amortization	Net	Cost	Amortization	Net
Property and equipment	$751.4	$379.5	$371.9	$697.6	$321.7	$375.9

Intangible assets	$2,938.7	$833.4	$2,105.3	$3,041.5	$644.7	$2,396.8

Computer software	$1,418.2	$506.7	$911.5	$1,381.6	$448.9	$932.7

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7) Brazilian Venture
     In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“Banco Bradesco”) to form a venture to provide comprehensive, fully outsourced credit card processing and call center services to Brazilian credit card issuers. During the third quarter of 2008, Banco Santander acquired majority control of ABN. Subsequent thereto, Banco Santander publicly stated its intention to consolidate all Brazilian card processing operations onto its own in-house technology platform, and notified the Brazilian Venture during 2009 of its desire to exit the relationship. In late January 2010, Banco Santander ceased processing its card portfolio on the Brazilian Venture’s systems, and in August 2010, all documents required to effect a mutually agreeable exit for Banco Santander were executed.
     Under the terms of the exit agreements, Banco Santander relinquished its ownership in the Brazilian Venture. Banco Santander paid a termination fee of approximately $83.3 million directly to FIS, which is included in Processing and Services Revenues for the three and nine months ended September 30, 2010. Notes payable representing additional consideration which was to be paid to the banks upon final migration of their card portfolios were forgiven in the amount of $19.4 million, representing Banco Santander’s pro rata interest therein. Certain capitalized software development costs incurred exclusively for use in processing Banco Santander card activity with a net unamortized balance of $14.6 million were written off. In addition, $140.3 million, representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander was deemed impaired due to the exit of Banco Santander and charged to amortization expense. As a result of the above transactions, we recorded $50.1 million after-tax as non-controlling interest income representing our minority partner’s share of the write-offs.
     The net impact of the items noted above resulted in an increase in net earnings attributable to FIS common stockholders of approximately $17.2 million or $0.05 per share, and is summarized as follows (in millions):

	Statement of Earnings Classification
Cash Item:
Receipt of Termination Fee	Processing & Services Revenues	$83.3

Non-cash Items:
Write-down of notes payable	Other Income (expense)	19.4
Write-off of capitalized software	Impairment Charges	14.6
Write-down of contract intangible	Impairment Charges	140.3

Income tax effect of above items	Provision for income taxes	(19.3)

	Net (earnings) losses attributable to
Minority partner’s share of write-downs, net of tax	noncontrolling interest	50.1

Net impact on earnings attributable to FIS common stockholders		17.2
     Banco Bradesco and FIS have agreed in principle on terms where FIS would continue to own 51% of the Brazilian Venture and consolidate the results. We are currently negotiating definitive agreements. On October 2, 2010, Banco Bradesco completed the conversion of its bankcard portfolio to our proprietary technology platform. The Brazilian Venture currently processes approximately 40 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios. Additionally, we are still performing call center and cardholder support for Banco Santander.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8) Long-Term Debt
     Long-term debt as of September 30, 2010 and December 31, 2009 consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
Term Loan A-1, secured, quarterly principal amortization (1)	$362.5	$1,890.0
Term Loan A-2, secured, quarterly principal amortization (2)	1,950.0	—
Term Loan B secured, quarterly principal amortization (3)	1,500.0	—
2017 Notes, unsecured, interest payable semi-annually at 7.625%	600.0	—
2020 Notes, unsecured, interest payable semi-annually at 7.875%	500.0	—
Metavante Term Loan (4)	—	794.5
Term Loan C	—	200.0
Revolving Loan (5)	144.5	336.0
Other promissory notes with various interest rates and maturities	39.3	32.8

	5,096.3	3,253.3
Less current portion	(267.5)	(236.7)

Long-term debt, excluding current portion	$4,828.8	$3,016.6

(1)	The applicable margin for interest payable on the Term Loan A-1 was not affected by the June 29, 2010 amendment and extension of the FIS Credit Agreement discussed below. As of September 30, 2010, the weighted average interest rate on the Term Loan A-1 was 1.01%.

(2)	Prior to the June 29, 2010 amendment and extension, interest on the Term Loan A-2 was generally payable at LIBOR plus an applicable margin of up to 1.25%. Subsequent to the amendment and extension, interest on the Term Loan A-2 is generally payable at LIBOR plus an applicable margin of up to 2.5% based upon the Company’s leverage ratio, as defined in the amended and extended credit agreement discussed below and as reported quarterly pursuant thereto. As of September 30, 2010, the weighted average interest rate on the Term Loan A-2 was 2.82%.

(3)	Interest on the Term Loan B is generally payable at LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.50%. As of September 30, 2010, the interest rate on the Term Loan B was 5.25%.

(4)	Net of $3.3 million fair value discount at December 31, 2009. On July 16, 2010, FIS repaid in full the outstanding amount under the Metavante Term Loan and terminated that credit facility.

(5)	Prior to the June 29, 2010 amendment and extension, interest on the Revolving Loan was generally payable at LIBOR plus an applicable margin of up to 1.00%, plus a facility fee of up to 0.25%, based upon the Company’s leverage ratio. The pre-amendment pricing continues to apply for the portion of the Revolving Loan that matures in January 2012, approximately $112.3 million of commitments. Interest on the portion of the Revolving Loan that matures in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.5%, based upon the Company’s leverage ratio, in addition to an unused commitment fee of 0.50%. As of September 30, 2010, the applicable rates on the 2012 and 2014 Revolving Loan maturities, excluding facility fees and unused commitment fees, were 0.60% and 2.5%, respectively. A total of $874.2 million of Revolving Loan commitment was unused as of September 30, 2010 (net of $15.0 million in outstanding letters of credit issued under the Revolving Loan).
     On June 29, 2010, we entered into an amendment and extension of our FIS Credit Agreement. The amendment and extension, among other things, (1) extended the maturity of a portion of the Revolving Loan and the Term Loan A from January 2012 to July 2014, as described below; (2) authorized certain increases in the amount of loans available thereunder; and (3) changed pricing of the loans other than the Term Loan
A-1. The size of the Term Loan A was increased by $562.8 million (the proceeds of which were used to prepay borrowings under our existing Metavante Term Loan).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     On July 16, 2010, FIS entered into a Joinder Agreement (the “Joinder Agreement”) under which FIS issued a new tranche of term loans under the FIS Credit Agreement in an aggregate principal amount of $1.5 billion (the “Term Loan B”). The Term Loan B is subject in all material respects to the provisions applicable to other term loans under the FIS Credit Agreement. Interest on the Term Loan B will be generally payable at LIBOR plus 3.75% per annum (with LIBOR subject to a floor of 1.50%).
     On July 16, 2010, we completed offerings of $600.0 million aggregate principal amount of 7.625% Senior Notes due 2017 (the “2017 Notes”) and $500.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the “2020 Notes” and together with the 2017 Notes, the “Notes”). FIS issued the Notes in two separate series under an indenture dated as of July 16, 2010 among FIS, FIS’ domestic subsidiaries that guaranteed its amended credit facility (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold without registration unless pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and all applicable state laws. We have agreed to exchange each series of the Notes for a new issue of substantially identical notes registered under the Securities Act as soon as practicable but in no event later than 360 days after the July 16, 2010 closing.
     Interest on the 2017 Notes accrues at the rate of 7.625% per annum and interest on the 2020 Notes accrues at the rate of 7.875% per annum. Interest on each series of Notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Guarantors.
     The Notes and the related guarantees are general senior unsecured obligations of FIS and the Guarantors and (1) rank equally in right of payment with all of FIS’ and the Guarantors’ existing and future senior debt, (2) are effectively junior to all of FIS’ and the Guarantors’ existing and future secured debt to the extent of the value of the assets securing that secured debt, (3) are effectively junior to all existing and future debt and liabilities of FIS’ non-guarantor subsidiaries and (4) rank senior in right of payment to all of FIS’ future debt, if any, that is by its terms expressly subordinated to the Notes.
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
     Also on July 16, 2010, FIS used a portion of the net proceeds of the Notes and the Term Loan B to repay in full the outstanding amount under the Metavante Term Loan and subsequently terminated the Metavante Credit Agreement. FIS used the remaining net

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
proceeds of the Notes and the Term Loan B, together with other borrowings, to repurchase shares of common stock pursuant to the Tender Offer (see Note 11), and to pay fees and expenses.
     The fair value of the Company’s long-term debt at September 30, 2010 is estimated to be approximately $36.2 million higher than the carrying value (based on values of trades of our debt made in close proximity to quarter-end, which are considered Level 2 measurements) in accordance with the authoritative guidance for fair value measurements. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.
     FIS may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the applicable maturities of the tranches included in the Revolving Loan. FIS must make quarterly principal payments under that portion of the Term Loan A that matures in 2012 (“Term Loan A-1”) of $11.3 million per quarter from December 31, 2010 through September 30, 2011, with the remaining principal balance payable on January 18, 2012. As of September 30, 2010, FIS had made principal prepayments under the Term Loan A-1 of $11.6 million which fully satisfied the required payment obligation of $11.3 million scheduled for December 31, 2010 and reduced the obligation payable on March 31, 2011 by $0.3 million. FIS must make quarterly principal payments under that portion of the Term Loan A that matures in 2014 (“Term Loan A-2”) of $50.1 million per quarter from December 31, 2010 through December 31, 2012, and $75.1 million per quarter from March 31, 2013 through March 31, 2014, with the remaining principal balance payable on July 18, 2014. As of September 30, 2010, FIS had made principal prepayments under the Term Loan A-2 of $3.5 million reducing the payment obligation scheduled for December 31, 2010 by the same amount. FIS must make quarterly principal payments under the Term Loan B of $3.8 million per quarter from December 31, 2010 through June 30, 2016, with the remaining principal balance payable on July 18, 2016.
     In addition to the scheduled principal payments, the term loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended September 30, 2010. Voluntary prepayment of the term loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice.
     The following table summarizes the mandatory annual principal payments with respect to Term Loan A and Term Loan B pursuant to the FIS Credit Agreement and the Notes as of September 30, 2010 (in millions). There are no mandatory principal payments on the Revolving Loan; any balance outstanding on the Revolving Loan will be due and payable at the applicable scheduled maturity date of the respective tranches thereof:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2010	$—	$46.6	$3.8	$—	$—	$50.4
2011	33.8	200.4	15.0	—	—	249.2
2012	328.7	200.4	15.0	—	—	544.1
2013	—	300.5	15.0	—	—	315.5
2014	—	1,202.1	15.0	—	—	1,217.1
2015 and thereafter	—	—	1,436.2	600.0	500.0	2,536.2

Total	$362.5	$1,950.0	$1,500.0	$600.0	$500.0	$4,912.5

     The Company also has an agreement to sell certain of its accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable and financing entity, which funds its purchases, in part, by selling interests to a syndicate of financial institution purchasers in exchange for capital funding. The AR Facility was also amended on June 30, 2010 primarily to make conforming changes in regards to the amendment and extension of the FIS Credit Agreement. At September 30, 2010, there was no outstanding capital under the AR Facility.
     We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan and AR Facility are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 67% of our Revolving Loan and AR Facility. The failure of any single

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
lender to perform their obligations under the Revolving Loan and/or the AR Facility would not adversely impact our ability to fund operations. If the single largest lender were to simultaneously default under the terms of both the FIS Credit Agreement (impacting the capacity of the Revolving Loan) and the AR Facility, the maximum loss of available capacity on the undrawn portion of these agreements would be about $138.2 million.
     Total debt issuance costs of $70.3 million are capitalized as of September 30, 2010 related to all of the above credit facilities. Due to the significance of the change in the present value of expected cash flows from the amendment and extension of our Term Loan A, a portion of the transaction was treated as a debt extinguishment. Accordingly, certain previously capitalized costs and fees and expenses related to the transaction totaling $0.9 million and $13.7 million during the three-month and nine-month periods ended September 30, 2010 were treated as debt extinguishment expense and recorded in Other Income (Expense) on the Condensed Consolidated Statement of Earnings.
     As of September 30, 2010, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

				Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount		Variable Rate of	Fixed Rate of
April 12, 2010	April 11, 2011	$200.0		1 Month LIBOR (2)	0.76	%(4)
October 20, 2009	April 20, 2011	700.0		1 Month LIBOR (2)	0.99	%(4)
February 1, 2010	May 1, 2011	250.0		1 Month LIBOR (2)	0.75	%(4)
February 1, 2010	May 1, 2011	150.0		1 Month LIBOR (2)	0.74	%(4)
December 11, 2009	June 13, 2011	200.0		1 Month LIBOR (2)	0.91	%(4)
February 1, 2008	February 1, 2012	400.0	(1)	3 Month LIBOR (3)	3.87	%(4)
February 1, 2008	February 1, 2012	200.0		3 Month LIBOR (3)	3.44	%(4)

		$2,100.0

(1)	Notional value will amortize from $400.0 million to $200.0 million on February 1, 2011.

(2)	0.26% in effect at September 30, 2010.

(3)	0.29% in effect at September 30, 2010.

(4)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loan as described above.
     We have designated these interest rate swaps as cash flow hedges and as such they are carried on the Condensed Consolidated Balance Sheets at fair value with changes in fair value included in Other Comprehensive Earnings, net of tax.
     A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	Liability Derivatives
	September 30, 2010		December 31, 2009
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Interest rate swap contracts	Accounts payable and accrued liabilities	$5.6	Accounts payable and accrued liabilities	$13.4
Interest rate swap contracts	Other long-term liabilities	22.9	Other long-term liabilities	31.1

Total derivatives designated as hedging instruments		$28.5		$44.5

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
     As part of the Metavante Acquisition, the Company assumed certain interest rate swap liabilities. The fair value of the remaining acquired swaps was $22.9 million on September 30, 2010.
     A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and recognized in Other Comprehensive Earnings (“OCE”) for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Amount of Loss			Amount of Loss Reclassified
	Recognized in OCE on			from Accumulated OCE into
	Derivatives			Earnings
	Three Months	Three Months	Location of Loss	Three Months	Three Months
Derivatives in Cash	Ended	Ended	Reclassified from	Ended	Ended
Flow Hedging	September 30,	September 30,	Accumulated OCE into	September 30,	September 30,
Relationships	2010	2009	Income	2010	2009
Interest rate swap contracts	$(9.8)	$(2.6)	Interest expense	$(7.3)	$(23.7)

	Amount of Loss			Amount of Loss Reclassified
	Recognized in OCE on			from Accumulated OCE into
	Derivatives			Earnings
	Nine Months	Nine Months	Location of Loss	Nine Months	Nine Months
Derivatives in Cash	Ended	Ended	Reclassified from	Ended	Ended
Flow Hedging	September 30,	September 30,	Accumulated OCE into	September 30,	September 30,
Relationships	2010	2009	Income	2010	2009
Interest rate swap contracts	$(31.8)	$(13.1)	Interest expense	$(33.6)	$(67.9)

     Approximately $7.0 million of the balance in Accumulated OCE at September 30, 2010 is expected to be reclassified into earnings over the next twelve months.
     Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2010, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations’ revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. At September 30, 2010, we had no foreign currency derivative instruments outstanding.
(9) Supplemental Guarantor Financial Information
     The following supplemental financial information sets forth for FIS and its Guarantor and non-guarantor subsidiaries: (a) the condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, (b) the condensed consolidating statements

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
of earnings for the quarter and year-to-date periods ended September 30, 2010 and 2009 and (c) the condensed consolidating statements of cash flows for the year-to-date periods ended September 30, 2010 and 2009.

	September 30, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$3.6	$129.0	$256.8	$—	$389.4
Settlement deposits	—	48.5	—	—	48.5
Trade receivables, net	—	283.4	458.0	(4.8)	736.6
Investment in subsidiaries, intercompany and receivables from related parties	9,585.0	6,649.8	1,185.8	(17,392.6)	28.0
Other current assets	13.8	203.3	64.5	(0.6)	281.0

Total current assets	9,602.4	7,314.0	1,965.1	(17,398.0)	1,483.5

Property and equipment, net	1.6	316.8	53.5	—	371.9
Goodwill	—	7,407.9	814.6	—	8,222.5
Intangible assets, net	—	1,753.6	351.7	—	2,105.3
Computer software, net	25.8	677.9	207.8	—	911.5
Other noncurrent assets	88.4	187.9	184.7	—	461.0

Total assets	$9,718.2	$17,658.1	$3,577.4	$(17,398.0)	$13,555.7

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$132.9	$186.7	$254.0	$(5.8)	$567.8
Settlement payables	—	100.1	3.2	—	103.3
Current portion of long-term debt	245.6	0.2	21.7	—	267.5
Deferred revenues	—	185.5	62.9	—	248.4

Total current liabilities	378.5	472.5	341.8	(5.8)	1,187.0

Deferred income taxes	—	760.0	40.2	—	800.2
Long-term debt, excluding current portion	4,827.4	1.3	0.1	—	4,828.8
Other long-term liabilities	36.9	173.7	108.2	—	318.8

Total liabilities	5,242.8	1,407.5	490.3	(5.8)	7,134.8

Total equity	4,475.4	16,250.6	3,087.1	(17,392.2)	6,420.9

Total liabilities and equity	$9,718.2	$17,658.1	$3,577.4	$(17,398.0)	$13,555.7

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2009
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$1.9	$222.6	$206.4	$—	$430.9
Settlement deposits	—	50.8	—	—	50.8
Trade receivables, net	—	313.1	457.1	(4.8)	765.4
Investment in subsidiaries, intercompany and receivables from related parties	9,050.2	7,065.0	850.7	(16,933.9)	32.0
Other current assets	16.7	313.8	55.2	1.3	387.0

Total current assets	9,068.8	7,965.3	1,569.4	(16,937.4)	1,666.1

Property and equipment, net	1.3	310.5	64.1	—	375.9
Goodwill	—	7,373.9	859.0	—	8,232.9
Intangible assets, net	—	1,895.0	501.8	—	2,396.8
Computer software, net	24.8	695.9	212.0	—	932.7
Other noncurrent assets	24.4	165.9	202.9	—	393.2

Total assets	$9,119.3	$18,406.5	$3,409.2	$(16,937.4)	$13,997.6

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$63.0	$312.1	$225.9	$(4.8)	$596.2
Settlement payables	—	118.8	3.5	—	122.3
Current portion of long-term debt	210.0	8.2	18.5	—	236.7
Deferred revenues	—	214.8	64.7	—	279.5

Total current liabilities	273.0	653.9	312.6	(4.8)	1,234.7

Deferred income taxes	—	826.4	88.2	1.3	915.9
Long-term debt, excluding current portion	2,230.6	785.8	0.2	—	3,016.6
Other long-term liabilities	40.4	144.0	127.4	—	311.8

Total liabilities	2,544.0	2,410.1	528.4	(3.5)	5,479.0

Total equity	6,575.3	15,996.4	2,880.8	(16,933.9)	8,518.6

Total liabilities and equity	$9,119.3	$18,406.5	$3,409.2	$(16,937.4)	$13,997.6

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$83.3	$1,083.1	$207.1	$(6.3)	$1,367.2
Operating expenses	59.2	804.1	334.1	(6.3)	1,191.1

Operating income	24.1	279.0	(127.0)	—	176.1

Other income (expense):
Interest expense, net	(59.7)	0.2	(1.4)	—	(60.9)
Other income (expense)	19.1	(3.7)	2.5	—	17.9
Net earnings (loss) of equity affiliates	101.6	—	—	(101.6)	—

Total other income (expense)	61.0	(3.5)	1.1	(101.6)	(43.0)

Earnings from continuing operations before income taxes	85.1	275.5	(125.9)	(101.6)	133.1
Provision for income taxes	0.2	104.2	(56.2)	—	48.2

Earnings from continuing operations, net of tax	84.9	171.3	(69.7)	(101.6)	84.9
Earnings (loss) from discontinued operations, net of tax	(23.9)	—	(23.9)	23.9	(23.9)

Net earnings	61.0	171.3	(93.6)	(77.7)	61.0
Net (earnings) loss attributable to noncontrolling interest	49.4	0.3	49.1	(49.4)	49.4

Net earnings attributable to FIS common stockholders	$110.4	$171.6	$(44.5)	$(127.1)	$110.4

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2009
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$—	$652.2	$176.5	$—	$828.7
Operating expenses	31.3	507.6	155.9	—	694.8

Operating income	(31.3)	144.6	20.6	—	133.9

Other income (expense):
Interest expense, net	(30.7)	(0.1)	(1.0)	—	(31.8)
Other income (expense)	—	7.2	(5.8)	—	1.4

Net earnings (loss) of equity affiliates	105.5	—	—	(105.5)	—

Total other income (expense)	74.8	7.1	(6.8)	(105.5)	(30.4)

Earnings from continuing operations before income taxes	43.5	151.7	13.8	(105.5)	103.5
Provision for income taxes	(24.5)	59.8	0.2	—	35.5

Earnings from continuing operations, net of tax	68.0	91.9	13.6	(105.5)	68.0
Earnings (loss) from discontinued operations, net of tax	1.0	—	1.0	(1.0)	1.0

Net earnings	69.0	91.9	14.6	(106.5)	69.0
Net (earnings) loss attributable to noncontrolling interest	(1.4)	—	(1.4)	1.4	(1.4)

Net earnings attributable to FIS common stockholders	$67.6	$91.9	$13.2	$(105.1)	$67.6

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$83.3	$3,224.1	$605.9	$(40.1)	$3,873.2
Operating expenses	215.2	2,473.0	677.5	(40.1)	3,325.6

Operating income	(131.9)	751.1	(71.6)	—	547.6

Other income (expense):
Interest expense, net	(104.0)	(2.8)	(1.6)	—	(108.4)
Other income (expense)	9.7	(12.4)	2.7	—	—
Net earnings (loss) of equity affiliates	423.8	—	—	(423.8)	—

Total other income (expense)	329.5	(15.2)	1.1	(423.8)	(108.4)

Earnings from continuing operations before income taxes	197.6	735.9	(70.5)	(423.8)	439.2
Provision for income taxes	(80.4)	281.5	(39.9)	—	161.2

Earnings from continuing operations, net of tax	278.0	454.4	(30.6)	(423.8)	278.0
Earnings (loss) from discontinued operations, net of tax	(32.4)	—	(32.4)	32.4	(32.4)

Net earnings	245.6	454.4	(63.0)	(391.4)	245.6
Net (earnings) loss attributable to noncontrolling interest	48.3	1.1	47.2	(48.3)	48.3

Net earnings attributable to FIS common stockholders	$293.9	$455.5	$(15.8)	$(439.7)	$293.9

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2009
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$—	$1,952.0	$476.1	$—	$2,428.1
Operating expenses	89.0	1,575.5	433.4	—	2,097.9

Operating income	(89.0)	376.5	42.7	—	330.2

Other income (expense):
Interest expense, net	(91.5)	(2.7)	(0.1)	—	(94.3)
Other income (expense)	(0.2)	1.7	6.5	—	8.0
Net earnings (loss) of equity affiliates	270.8	—	—	(270.8)	—

Total other income (expense)	179.1	(1.0)	6.4	(270.8)	(86.3)

Earnings from continuing operations before income taxes	90.1	375.5	49.1	(270.8)	243.9
Provision for income taxes	(70.0)	148.2	5.6	—	83.8

Earnings from continuing operations, net of tax	160.1	227.3	43.5	(270.8)	160.1
Earnings (loss) from discontinued operations, net of tax	1.2	—	1.2	(1.2)	1.2

Net earnings	161.3	227.3	44.7	(272.0)	161.3
Net (earnings) loss attributable to noncontrolling interest	(1.5)	—	(1.5)	1.5	(1.5)

Net earnings attributable to FIS common stockholders	$159.8	$227.3	$43.2	$(270.5)	$159.8

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Cash flows from operating activities	$(120.8)	$745.2	$111.9	$49.6	$785.9
Cash flows from investing acitivies	(16.7)	(223.2)	19.0	—	(220.9)
Cash flows from financing activities	139.1	(615.6)	(78.3)	(49.6)	(604.4)
Effect of foreign currency exchange rates on cash	—	—	(2.1)	—	(2.1)

Net increase (decrease) in cash	$1.6	$(93.6)	$50.5	$—	$(41.5)

	Nine Months Ended September 30, 2009
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Cash flows from operating activities	$3.6	$327.4	$95.9	$78.1	$505.0
Cash flows from investing acitivies	1.1	(92.2)	(52.4)	—	(143.5)
Cash flows from financing activities	(14.7)	(234.2)	(57.3)	(78.1)	(384.3)
Effect of foreign currency exchange rates on cash	—	—	7.5	—	7.5

Net increase (decrease) in cash	$(10.0)	$1.0	$(6.3)	$—	$(15.3)

(10) Commitments and Contingencies
Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matters listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	The Company reviews these matters on an on-going basis and follows the authoritative provisions for accounting for contingencies when making accrual and disclosure decisions. A liability must be accrued if (a) it is probable that a liability has been incurred and (b) the amount of loss can be reasonably estimated. If one of these criteria has not been met, disclosure is required when there is at least a reasonable possibility that a loss may have been incurred. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals. Legal fees associated with defending these matters are expensed as incurred.
     Driver’s Privacy Protection Act
     A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds Corporation (“eFunds”), a wholly-owned subsidiary of FIS, and seven other non-related parties in the U.S. District Court for the Southern District of Florida during the second quarter of 2003. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney’s fees and injunctive relief. eFunds and five of the other seven defendants settled the case with the plaintiffs. That settlement was approved by the court over the objection of a group of Texas drivers and motor vehicle record holders. The Fresco plaintiffs moved to amend the court’s order approving the settlement in order to seek a greater

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
attorneys’ fee award and to recover supplemental costs. In the meantime, the objectors filed two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. in the U.S. District Court for the Eastern District of Texas during the first quarter of 2007 alleging similar violations of the DPPA. The Acxiom action was filed against the Company’s ChexSystems, Inc. subsidiary, while the Biometric suit was filed against the Company’s Certegy Check Services, Inc. subsidiary. The judge recused himself in the Biometric action against Certegy because he was a potential member of the class. The lawsuit was then assigned to a new judge and Certegy filed a motion to dismiss. The district court granted Certegy’s motion to dismiss with prejudice in the third quarter of 2008. The Biometric plaintiffs appealed and after several extensions, arguments on appeal were heard on November 4, 2009. On July 14, 2010, the Fifth Circuit Court of Appeals affirmed the district court’s order of dismissal with prejudice. On October 13, 2010, appellants filed a writ with the U.S. Supreme Court asking the Court to hear their appeal. In the Acxiom case, ChexSystems filed a motion to dismiss or in the alternative, stay the action against it based upon the earlier settlement, and the court granted the motion to stay pending resolution of the Florida case. The court dismissed the ChexSystems lawsuit with prejudice against the remaining defendants in the third quarter of 2008. The Acxiom plaintiffs moved the court to amend the dismissal to exclude defendants that were parties to the Florida settlement, and that motion was granted. In the fourth quarter of 2008, the court in the ChexSystems case dismissed with prejudice all claims of the plaintiffs who were not also plaintiffs in the Florida case, against ChexSystems and the other defendants. The plaintiffs appealed the dismissal order, but excluded ChexSystems and the other settling defendants from the appeal. The Florida case was dismissed without prejudice during the fourth quarter of 2009. After final resolution of the Florida case, the parties in the Acxiom case stipulated to a dismissal of ChexSystems and the other defendants from this action, and the court issued its final order of dismissal without prejudice. The time for appeals in the Acxiom case has now expired.
     Searcy, Gladys v. eFunds Corporation
     This is a nationwide putative class action that was originally filed against eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff’s principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer’s file at the time of the request; (ii) the source of the information in the consumer’s file; and/or (iii) the names of any persons who requested information related to the consumer’s check writing history during the prior year. The Company answered the complaint and is vigorously defending the matter. Plaintiff filed a motion for class certification which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. Discovery regarding the new plaintiffs is ongoing. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff’s alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the Court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment.
     Other Litigation Matters
     In September 2010, we received a $12.1 million court ruling related to an action between Metavante and a former customer. Of this total, approximately $10.1 million was for reimbursement of previously incurred legal fees and is recorded as a reduction of selling, general and administrative expenses.
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
(11) Share Repurchase Program and Recapitalization Plan
     On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million, at an average price of $22.97 through March 31, 2010. No shares were repurchased under this plan during the three-month periods ended September 30, 2010 or June 30, 2010. Approximately 13.6 million shares of our common stock remain available to repurchase under this plan as of September 30, 2010.
     On May 25, 2010, our Board of Directors authorized a leveraged recapitalization plan to repurchase up to $2.5 billion of our common stock at a price range of $29.00 — $31.00 per share of common stock through a modified “Dutch auction” tender offer (the “Tender Offer”). The Tender Offer commenced on July 6, 2010 and expired on August 3, 2010. The Tender Offer was oversubscribed at $29.00, resulting in the purchase of 86.2 million shares, including 6.4 million shares underlying previously unexercised stock options. The repurchased shares were added to treasury stock.
(12) Segment Information
     Summarized financial information for the Company’s segments is shown in the following tables.
     As of and for the three-months ended September 30, 2010 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$485.5	$600.6	$282.7	$(1.6)	$1,367.2
Operating expenses	305.7	393.8	321.3	170.3	1,191.1

Operating income	$179.8	$206.8	$(38.6)	$(171.9)	176.1

Other income (expense) unallocated					(43.0)

Income from continuing operations					$133.1

Depreciation and amortization	$39.0	$24.2	$168.5	$76.9	$308.6

Capital expenditures	$55.9	$14.0	$16.3	$6.2	$92.4

Total assets	$4,928.1	$4,822.7	$1,607.1	$2,181.8	$13,539.7

Goodwill	$3,738.5	$4,023.1	$460.9	$—	$8,222.5

     As of and for the three-month period ended September 30, 2009 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$271.4	$368.8	$189.0	$(0.5)	$828.7
Operating expenses	174.3	269.2	156.2	95.1	694.8

Operating income	$97.1	$99.6	$32.8	$(95.6)	133.9

Other income (expense) unallocated					(30.4)

Income from continuing operations					$103.5

Depreciation and amortization	$20.1	$17.5	$13.8	$40.5	$91.9

Capital expenditures	$16.8	$6.3	$19.4	$6.8	$49.3

Total assets	$2,860.4	$2,131.4	$1,424.3	$884.8	$7,300.9

Goodwill	$2,096.2	$1,676.9	$431.2	$—	$4,204.3

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     For the nine-month period ended September 30, 2010 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$1,387.3	$1,850.0	$648.8	$(12.9)	$3,873.2
Operating expenses	897.1	1,230.8	639.4	558.3	3,325.6

Operating income	$490.2	$619.2	$9.4	$(571.2)	547.6

Other income (expense) unallocated					(108.4)

Income from continuing operations					$439.2

Depreciation and amortization	$114.7	$73.5	$196.7	$226.1	$611.0

Capital expenditures	$131.5	$42.1	$41.4	$10.4	$225.4

     For the nine-month period ended September 30, 2009 (in millions):

				Corporate
	FSG	PSG	ISG	and Other	Total
Processing and services revenues	$807.5	$1,112.3	$509.8	$(1.5)	$2,428.1
Operating expenses	547.9	830.5	439.7	279.8	2,097.9

Operating income	$259.6	$281.8	$70.1	$(281.3)	330.2

Other income (expense) unallocated					(86.3)

Income from continuing operations					$243.9

Depreciation and amortization	$61.5	$53.0	$39.1	$120.1	$273.7

Capital expenditures	$65.3	$21.2	$46.8	$10.0	$143.3

     Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers. Total assets at September 30, 2010 and 2009 exclude $16.0 million and $129.6 million, respectively related to discontinued operations. Participacoes was formerly reported in ISG and ClearPar was formerly reported in FSG.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     International Solution Group
     ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company’s consolidated Brazilian Venture (see note 7). Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $456.8 million and $434.5 million at September 30, 2010 and 2009, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.
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
(13) Subsequent Events
     On October 8, 2010, we purchased 100% of the outstanding stock of ValueCentric Marketing Group, Inc. (“VCMG”), a provider of loyalty rewards software and marketing solutions to gas and convenience stores, financial institutions, payment card issuers, retailers, food servicers and travel providers. The purchase price includes $32.8 million cash at closing and additional consideration contingent upon future performance of the business.
     On October 19, 2010 we entered into a definitive agreement to acquire The Capital Markets Company NV (“Capco”), a global business and technology consultancy dedicated solely to the financial services industry. The addition of Capco will expand FIS’ presence among large U.S. and global financial institutions. The purchase price includes cash at closing of $292 million and additional consideration contingent upon future performance of the business. The transaction is expected to close during the 2010 fourth quarter.

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
     The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our expectations, hopes, intentions, or strategies regarding the future, are forward-looking statements. These statements relate to future events and our future results, and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements.
     Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include, without limitation: changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in either or both the United States and international lending, capital and financial markets; the effect of legislative initiatives or proposals, statutory changes, governmental or other applicable regulations and/or changes in industry requirements, including privacy regulations; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in or new laws or regulations affecting the banking, retail and financial services industries or due to financial failures or other setbacks suffered by firms in those industries; changes in the growth rates of the markets for core processing, card issuer, and transaction processing services; failures to adapt our services to changes in technology or in the marketplace; internal or external security breaches of our systems, including those relating to the theft of personal information and computer viruses affecting our software; the failure to achieve some or all of the benefits that we expect from the Metavante Acquisition, including the possibility that the Metavante Acquisition may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors; our potential inability to find suitable acquisition candidates or finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price, or difficulties in integrating past and future acquired technology or businesses’ operations, services, clients and personnel; competitive pressures on product pricing and services including the ability to attract new or retain existing customers; an operational or natural disaster at one of our major operations centers; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K, this Form 10-Q and other filings with the Securities and Exchange Commission.
     Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition, results of operations and prospects. Accordingly, readers should not place undue reliance on these forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Except as required by applicable law or regulation, we do not undertake (and expressly disclaim) any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise.
     Overview
     FIS is one of the world’s largest global providers dedicated to banking and payments technologies. FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Fla., FIS employs more than 30,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. FIS is a member of Standard & Poor’s 500® Index and consistently holds a leading ranking in the annual FinTech 100 list. We have four reporting segments: Financial Solutions Group (“FSG”), Payment Solutions Group (“PSG”), International Solutions Group (“ISG”) and Corporate and Other. A description of these segments is included in Note 12 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

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
     As the payment market continues to evolve from paper-based to electronic, we continue to add new services responsive to this trend. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. In recent years, we have added a variety of stored-value card types, Internet banking, and electronic bill presentment/payment services, as well as a number of card enhancement and loyalty/reward programs. The common goal of these offerings continues to be convenience and security for the consumer coupled with value to the financial institution. The evolution to electronic transactions also intensifies the vulnerability to fraud, increasing the demand for our risk management solutions. At the same time, the use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses.
     We compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to utilize our services under an outsourced arrangement or to process in-house under a software license and maintenance agreement. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of year to year economic changes on our results of operations. One of the current trends we expect to benefit from in the financial services industry is the migration to an outsourced model to improve profitability and reduce fixed costs for the customers we serve.
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
     Transactions with Related Parties
     See Notes 3 and 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties, including a description of changes affecting our Brazilian venture.
     Factors Affecting Comparability
     As a result of the Metavante Acquisition described in Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited), the results of operations in the periods covered by these statements may not be directly comparable.

Comparisons of three-month and nine-month periods ended September 30, 2010 and 2009
Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Processing and services revenues	$1,367.2	$828.7	$3,873.2	$2,428.1
Cost of revenues	897.3	605.4	2,680.9	1,822.2

Gross profit	469.9	223.3	1,192.3	605.9
Selling, general, and administrative expenses	138.9	89.4	489.8	275.7
Impairment charges	154.9	—	154.9	—

Operating income	176.1	133.9	547.6	330.2

Other income (expense):
Interest expense, net	(60.9)	(31.8)	(108.4)	(94.3)
Other income (expense), net	17.9	1.4	—	8.0

Total other income (expense)	(43.0)	(30.4)	(108.4)	(86.3)

Earnings from continuing operations before income taxes	133.1	103.5	439.2	243.9
Provision for income taxes	48.2	35.5	161.2	83.8

Earnings from continuing operations, net of tax	84.9	68.0	278.0	160.1
Earnings (losses) from discontinued operations, net of tax	(23.9)	1.0	(32.4)	1.2

Net earnings	61.0	69.0	245.6	161.3
Net (earnings) losses attributable to noncontrolling interest	49.4	(1.4)	48.3	(1.5)

Net earnings attributable to FIS common stockholders	$110.4	$67.6	$293.9	$159.8

Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.40	$0.35	$0.91	$0.83
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	(0.07)	0.01	(0.09)	0.01

Net earnings per share — basic attributable to FIS common stockholders	$0.33	$0.35	$0.82	$0.84

Weighted average shares outstanding — basic	332.2	191.1	360.5	190.5

Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.40	$0.34	$0.89	$0.82
Net earnings per share — diluted from discontinued operations attributable to FIS common stockholders	(0.07)	0.01	(0.09)	0.01

Net earnings per share — diluted attributable to FIS common stockholders	$0.33	$0.35	$0.80	$0.83

Weighted average shares outstanding — diluted	339.2	194.6	367.7	193.0

Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$134.3	$66.6	$326.3	$158.6
Earnings (losses) from discontinued operations, net of tax	(23.9)	1.0	(32.4)	1.2

Net earnings attributable to FIS common stockholders	$110.4	$67.6	$293.9	$159.8

     Processing and Services Revenues
     Processing and services revenues totaled $1,367.2 million and $828.7 million during the three-month periods and $3,873.2 million and $2,428.1 million during the nine-month periods ended September 30, 2010 and 2009, respectively. The increases in revenue of $538.5 million, or 65.0% during the three-month period and $1,445.1 million or 59.5% during the nine-month period ended September 30, 2010, as compared to the 2009 periods are primarily attributable to incremental revenues from the Metavante Acquisition and to a lesser extent the recognition of an $83.3 million termination fee in connection with Banco Santander’s exit from the Brazilian card processing venture. In addition, increased demand for software and professional services and higher debit and credit transaction volumes increased revenues. The increase in revenues for the 2010 nine month period also included a favorable foreign currency impact resulting from a weaker U.S. dollar. These increases were partially offset by declines in our paper-based retail check businesses.

     Cost of Revenues and Gross Profit
     Cost of revenues totaled $897.3 million and $605.4 million during the three-month periods and $2,680.9 million and $1,822.2 million during the nine-month periods ended September 30, 2010 and 2009, respectively, resulting in gross profit of $469.9 million and $223.3 million for the three-month periods and $1,192.3 million and $605.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Gross profit as a percentage of revenues (“gross margin”) was 34.4% and 26.9% in the three-month periods and 30.8% and 25.0% in the nine-month periods ended September 30, 2010 and 2009, respectively. The increases in cost of revenues of $291.9 million during the three-month period and $858.7 million in the nine-month period ended September 30, 2010, as compared to the 2009 periods are directly attributable to the revenue variances addressed above. The increases in gross margin of 750 basis points and 580 basis points during the three-month and nine-month periods ended September 30, 2010 as compared to the 2009 periods were driven by the termination fee received in connection with Banco Santander’s exit from the Brazilian card processing venture, as well as the continuing results from the synergy initiatives associated with the Metavante Acquisition.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $138.9 million and $89.4 million during the three-month periods and $489.8 million and $275.7 million during the nine-month periods ended September 30, 2010 and 2009, respectively. The increases of $49.5 million in the three-month period and $214.1 million in the nine-month period ended September 30, 2010, as compared to 2009 were primarily due to incremental costs associated with the Metavante operations. Also, integration and merger related charges, including severance costs, relocation and integration costs, synergy incentives, and nonrecurring costs related to facility consolidations and technology platform integrations contributed $22.5 million and $91.5 million of the increases during the three-month and nine-month periods ended September 30, 2010, respectively. These increases in the 2010 periods were partially offset by a $10.1 million recovery in September 2010 of legal costs previously incurred as the result of a favorable court ruling.
     Impairment Charges
     Impairment charges totaled $154.9 million during the three-month and nine-month periods ended September 30, 2010, respectively. The impairment charges consisted of $140.3 million representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture deemed to be impaired as a result of Banco Santander’s exit from the Brazilian Venture and $14.6 million attributable to certain unamortized capitalized software development costs incurred exclusively for use in processing Banco Santander card activity.
     Operating Income
     Operating income totaled $176.1 million and $133.9 million during the three-month periods and $547.6 million and $330.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Operating income as a percentage of revenue (“operating margin”) was 12.9% and 16.2% during the three-month periods and 14.1% and 13.6% during the nine-month periods ended September 30, 2010 and 2009, respectively. The decrease in the operating margin for the 2010 three month period as compared to the 2009 period related to the impairment charges discussed above and integration and merger related charges, partially offset by synergies, cost containment initiatives and gross margin improvements discussed above. The increase in operating margin for the 2010 nine month period as compared to the 2009 period was driven by synergies, cost containment initiatives and gross margin improvements, partially offset by impairment charges, integration and merger related charges and additional stock compensation charges incurred during the 2010 periods.
     Total Other Income (Expense)
     Total other income (expense) was ($43.0) million and ($30.4) million during the three-month periods and ($108.4) million and ($86.3) million during the nine-month periods ended September 30, 2010 and 2009, respectively. The two primary components of total other income (expense) are interest expense and, for the 2010 periods, costs relating to the leveraged recapitalization. The increases of $29.1 million and $14.1 million in interest expense during the three-month and nine-month periods ended September 30, 2010 as compared to the 2009 periods resulted from higher overall debt levels as a result of our recapitalization during 2010 and higher interest rates on our debt. The three-month and nine-month periods ended September 30, 2010 include $0.9 million and $13.7 million, respectively of debt extinguishment expenses, the write-off of certain previously capitalized costs and fees and other expenses relating to our leveraged recapitalization. The three-month and nine-month periods ended September 30, 2010, also include the forgiveness of $19.4 million of notes payable representing additional consideration which was to be paid to the banks in the Brazilian Venture upon migration of their card portfolios (see note 7).
     Provision for Income Taxes
     Income tax expense from continuing operations totaled $48.2 million and $35.5 million during the three-month periods and $161.2 million and $83.8 million during the nine-month periods ended September 30, 2010 and 2009, respectively. This resulted in an effective tax rate on continuing operations of 36% for the three-month and 37% for the nine-month periods ended September 30, 2010 and 34% for the three-month and nine-month periods ended September 30, 2009. The net increase in the overall effective tax rate is primarily related to a larger proportion of domestic pre-tax income versus foreign-source income during the 2010 periods due primarily to the Metavante Acquisition, as well as the expiration of certain federal research and development tax credits.
     Earnings (Losses) from Discontinued Operations
     During the 2010 and 2009 periods, certain operations are classified as discontinued. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the statement of earnings. During the third quarter of 2010, we determined that we will pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). In January 2010, we closed on the sale of ClearPar. The table below outlines the components of discontinued operations for the 2010 and 2009 periods, net of tax. See also Note 5 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Impairment charges — Participacoes	$(16.6)	$—	$(16.6)	$—
Participacoes operations	(7.3)	(1.2)	(14.5)	(3.2)
ClearPar and other	—	2.2	(1.3)	4.4

Total Impact	$(23.9)	$1.0	$(32.4)	$1.2

     Participacoes had revenues of $14.6 million, $15.1 million and $14.8 million for the three-month periods ended March 31, June 30 and September 30, 2010, respectively. Participacoes had revenues of $17.8 million, operating expenses of $20.5 million and net loss of ($1.8) million for the three-month period ended December 31, 2009.
     Net (Earnings) Losses Attributable to Noncontrolling Interest
     Net (earnings) losses attributable to noncontrolling interest totaled $49.4 million and ($1.4) million during the three-month periods and $48.3 million and ($1.5) million during the nine-month periods ended September 30, 2010 and 2009, respectively. The 2010 three and nine month periods included after tax charges totaling $50.1 million relating to the minority partner’s proportionate share of the write-off of capitalized software development costs and of the impairment to the unamortized contract intangible asset resulting from the exit of Banco Santander from the Brazilian Venture. See Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
     Net Earnings from Continuing Operations Attributable to FIS Common Stockholders
     Net earnings from continuing operations attributable to FIS common stockholders totaled $134.3 million and $66.6 million for the three-month periods ended September 30, 2010 and 2009, respectively, or $0.40 and $0.34 per diluted share, respectively, due to the factors described above. Net earnings from continuing operations attributable to FIS common stockholders totaled $326.3 million and $158.6 million for the nine-month periods ended September 30, 2010 and 2009 respectively, or $0.89 and $0.82 per diluted share, respectively, due to the factors described above.

Segment Results of Operations
Financial Solutions
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Processing and services revenues	$485.5	$271.4	$1,387.3	$807.5

Operating income	$179.8	$97.1	$490.2	$259.6

     Revenues for FSG totaled $485.5 million and $271.4 million during the three-month periods and $1,387.3 million and $807.5 million during the nine-month periods ended September 30, 2010 and 2009, respectively. The overall segment increases of $214.1 million and $579.8 million during the three-month and nine-month periods ended September 30, 2010, respectively, as compared to the 2009 periods primarily resulted from incremental Metavante revenues and increased demand for professional services and software licenses during 2010 as compared to 2009.
     Operating income for FSG totaled $179.8 million and $97.1 million during the three-month periods and $490.2 million and $259.6 million during the nine-month periods ended September 30, 2010 and 2009, respectively. Operating margin was approximately 37.0% and 35.8% during the three-month periods and 35.3% and 32.1% during the nine-month periods ended September 30, 2010 and 2009, respectively. The increases in operating income during the 2010 three-month and nine-month periods as compared to 2009 primarily resulted from incremental Metavante 2010 operating income. The increases in operating margin during the 2010 three-month and nine-month periods as compared to the 2009 periods are due to continuing results from the synergy initiatives associated with the Metavante Acquisition.
Payment Solutions
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Processing and services revenues	$600.6	$368.8	$1,850.0	$1,112.3

Operating income	$206.8	$99.6	$619.2	$281.8

     Revenues for PSG totaled $600.6 million and $368.8 million during the three-month periods and $1,850.0 million and $1,112.3 million during the nine-month periods ended September 30, 2010 and 2009, respectively. The overall segment increases of $231.8 million and $737.7 million during the three-month and nine-month periods ended September 30, 2010, respectively, as compared to the 2009 periods resulted primarily from incremental Metavante 2010 revenues. Additionally, growth in electronic payment solutions was offset by lower item processing and retail check activity.
     Operating income for PSG totaled $206.8 million and $99.6 million during the three-month periods and $619.2 million and $281.8 million during the nine-month periods ended September 30, 2010 and 2009, respectively. Operating margins were approximately 34.4% and 27.0% during the three-month periods and 33.5% and 25.3% during the nine-month periods ended September 30, 2010 and 2009, respectively. The increases in operating income and operating margin during the three-month and nine-month periods ended September 30, 2010 as compared to the 2009 periods primarily resulted from incremental Metavante 2010 operating income and realized cost savings.
International Solutions
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Processing and services revenues	$282.7	$189.0	$648.8	$509.8

Operating income (loss)	$(38.6)	$32.8	$9.4	$70.1

     Revenues for ISG totaled $282.7 million and $189.0 million during the three-month periods and $648.8 million and $509.8 million during the nine-month periods ended September 30, 2010 and 2009, respectively. The overall segment increases of $93.7 million and $139.0 million during the three-month and nine-month periods ended September 30, 2010, respectively, as compared to 2009 periods resulted primarily from the recognition of an $83.3 million termination fee received as a result of Banco Santander’s exit from the Brazilian Venture, plus incremental revenues from Metavante. The increase in the 2010 nine month period as compared to the 2009 period also included a $27.9 million favorable foreign currency impact resulting from a weaker U.S. dollar during the respective 2010 nine-month period.
     Operating income (loss) for ISG totaled ($38.6) million and $32.8 million for the three-month periods and $9.4 million and $70.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Operating margins were approximately (13.7)% and 17.4% for the three-month periods and 1.4% and 13.8% for the nine-month periods ended September 30, 2010 and 2009, respectively. The decreases in operating income and operating margin in 2010 as compared to 2009 primarily result from the impairment charges of $154.9 million attributable to Banco Santander’s exit from the Brazilian Venture previously addressed above under total Company Impairment Charges.
     Corporate and Other
     The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reporting segments. Corporate and Other expenses were $171.9 million and $95.6 million during the three-month periods and $571.2 million and $281.3 million during the nine-month periods ended September 30, 2010 and 2009, respectively. The overall Corporate and Other increases of $76.3 million and $289.9 million during the three-month and nine-month periods ended September 30, 2010 as compared to 2009 were primarily due to the incremental costs associated with the Metavante operations, merger related charges and recovery of legal costs previously incurred as the result of a favorable court ruling, as addressed above under total Company Selling, General and Administrative Expense.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments and capital expenditures, and may include stockholder dividends, discretionary share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At September 30, 2010, we had cash and cash equivalents of $389.4 million and debt of $5,096.3 million, including the current portion. Of the $389.4 million cash and cash equivalents, approximately $268.4 million is held by our foreign entities. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
     We currently pay a $0.05 per common share dividend on a quarterly basis. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on September 30, 2010 to shareholders of record as of the close of business on September 16, 2010. On October 19, 2010 the Company’s Board of Directors approved a regular quarterly dividend of $0.05 per common share payable on December 31, 2010 to shareholders of record as of the close of business on December 17, 2010.
Cash Flows from Operations
     Cash flows from operations were $785.9 million and $505.0 million during the nine-month periods ended September 30, 2010 and 2009 respectively. Cash flows from operations increased by $280.9 million due primarily to the incremental earnings provided by the Metavante Acquisition in the 2010 period.

Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $227.3 million and $145.6 million on capital expenditures during the nine-month periods ended September 30, 2010 and 2009, respectively. We expect to spend approximately 6% of 2010 revenue on capital expenditures including capital expenditures related to the integration of Metavante.
Financing
     On January 18, 2007, FIS entered into a syndicated credit agreement, which was amended on July 30, 2007, and amended and restated on June 29, 2010 (as amended, the “FIS Credit Agreement”). The FIS Credit Agreement, as of September 30, 2010, provides total committed capital of $3,426.0 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million (together, the “Revolving Loan”), consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012 and $921.4 million in revolving credit capacity maturing on July 18, 2014; (2) an aggregate of $2,390.4 million of term notes (the “Term Loan A”) consisting of $386.8 million maturing on January 18, 2012 (“Term Loan A-1”) and $2,003.6 million maturing on July 18, 2014 (“Term Loan A-2”) and (3) an aggregate of $1.9 million of term notes (the “LCPI Loans”) maturing on July 18, 2014. The Revolving Loan is bifurcated into tranches based upon the currency in which borrowings may be made: (a) a $225.1 million tranche that allows borrowings in U.S. dollars only; and (b) an $808.6 million multicurrency tranche that allows borrowings in U.S. dollars, Euros, British Pounds Sterling, and Australian dollars. The multicurrency tranche of the Revolving Loan includes an aggregate sublimit of $250.0 million for swing line loans and an aggregate sublimit of $250.0 million for the issuance of letters of credit. As of September 30, 2010, the outstanding principal balance of the Revolving Loan was $144.5 million, with $874.2 million of borrowing capacity remaining thereunder (net of $15.0 million in outstanding letters of credit issued under the Revolving Loan). In addition to committed loans, the FIS Credit Agreement contains provisions permitting FIS to obtain certain additional loans after June 29, 2010, conditioned upon, among other things, FIS’ ability to obtain additional commitments from lenders to fund such loans and compliance with certain financial covenants, including (1) the Term Loan B (discussed below); and (2) up to an additional $750 million in the aggregate of term and revolving credit loans. The FIS Credit Agreement is, as of September 30, 2010, guaranteed by substantially all of FIS’ domestic subsidiaries (but specifically excluding the SPV, as defined below) and secured by a pledge of (x) all of FIS’ (and the guarantors’) holdings of capital stock of domestic entities (subject to certain exceptions), other than the capital stock issued by any subsidiary of Metavante; and (y) 65% of FIS’ (and the guarantors’) holdings of capital stock of certain foreign entities.
     In addition to the maturity extension and increased debt authorizations noted above, the amendment and extension, among other things, (1) modified certain covenants to permit the issuance of the Notes (described below) and the Tender Offer (described under Part II Item 2, Unregistered Sales of Equity Securities and Use of Proceeds); (2) made certain other modifications to financial and other covenants, including to increase our maximum leverage ratio following the issuance of the Notes, the Term Loan B and the Tender Offer, reduce leverage ratio triggers for the excess cash flow sweep and permit additional unsecured indebtedness without specific dollar limit (subject to compliance with certain financial covenants); (3) exempt securitization vehicles from guaranty requirements; and (4) changed pricing.
     On November 1, 2007, Metavante entered into a syndicated credit agreement, which was amended on October 1, 2009 (as amended, the “Metavante Credit Agreement”). On July 16, 2010, FIS repaid in full the outstanding amount under the Metavante Term Loan and terminated that credit facility.
     On October 1, 2009, FIS entered into an agreement for FIS and certain of its domestic subsidiaries to sell certain of their accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable securitization entity (the “SPV”), which is exclusively engaged in purchasing accounts receivable from FIS and certain of its domestic subsidiaries. The SPV funds its purchases, in part, by selling interests in the accounts receivable to a syndicate of financial institution purchasers in exchange for up to $145.0 million in capital funding (provided, however, that if FIS obtains additional commitments from new or existing purchasers, the aggregate amount may be increased by up to an additional $55.0 million, to an overall aggregate capital amount of $200.0 million). The sales to the purchasers do not qualify for sale treatment as FIS maintains effective control over the accounts receivable that are sold. Thus, the SPV is included in FIS’ consolidated financial statements. The AR Facility was amended on June 30, 2010, primarily to make conforming changes in regard to the amendment and extension of the FIS Credit Agreement. As of September 30, 2010, there was no outstanding capital under the AR Facility, with $145 million of available capital thereunder.

     On July 16, 2010, FIS entered into a Joinder Agreement (the “Joinder Agreement”) under which FIS issued a new tranche of term loans under the FIS Credit Agreement in an aggregate principal amount of $1.5 billion (the “Term Loan B”). The Term Loan B is subject in all material respects to the provisions of the FIS Credit Agreement applicable to other term loans under the FIS Credit Agreement. Interest on the Term Loan B will be generally payable at LIBOR plus 3.75% per annum (with LIBOR subject to a floor of 1.50%).
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
     FIS may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the applicable maturities of the tranches included in the Revolving Loan. FIS must make quarterly principal payments under that portion of the Term Loan A that matures in 2012 (“Term Loan A-1”) of $11.3 million per quarter from December 31, 2010 through September 30, 2011, with the remaining principal balance payable on January 18, 2012. As of September 30, 2010, FIS had made principal prepayments under the Term Loan A-1 of $11.6 million which fully satisfied the required payment obligation of $11.3 million scheduled for December 31, 2010 and reduced the obligation payable on March 31, 2011 by $0.3 million. FIS must make quarterly principal payments under that portion of the Term Loan A that matures in 2014 (“Term Loan A-2”) of $50.1 million per quarter from December 31, 2010 through December 31, 2012, and $75.1 million per quarter from March 31, 2013 through March 31, 2014, with the remaining principal balance payable on July 18, 2014. As of September 30, 2010, FIS had made principal prepayments under the Term Loan A-2 of $3.5 million reducing the payment obligation scheduled for December 31, 2010 by the same amount. FIS must make quarterly principal payments under the Term Loan B of $3.8 million per quarter from December 31, 2010 through June 30, 2016, with the remaining principal balance payable on July 18, 2016.
     The following table summarizes the mandatory annual principal payments with respect to Term Loan A and Term Loan B pursuant to the FIS Credit Agreement and the Notes as of September 30, 2010 (in millions). There are no mandatory principal payments on the Revolving Loan; any balance outstanding on the Revolving Loan will be due and payable at the applicable scheduled maturity date of the respective tranches thereof:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2010	$—	$46.6	$3.8	$—	$—	$50.4
2011	33.8	200.4	15.0	—	—	249.2
2012	328.7	200.4	15.0	—	—	544.1
2013	—	300.5	15.0	—	—	315.5
2014	—	1,202.1	15.0	—	—	1,217.1
2015 and thereafter	—	—	1,436.2	600.0	500.0	2,536.2

Total	$362.5	$1,950.0	$1,500.0	$600.0	$500.0	$4,912.5

     The FIS Credit Agreement and AR Facility are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio.
     We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan and AR Facility are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 67% of our Revolving Loan and AR Facility. The failure of any single lender to perform their obligations under the Revolving Loan and/or the AR Facility would not adversely impact our ability to fund operations. If the single largest lender were to simultaneously default under the terms of both the FIS Credit Agreement (impacting the capacity of the Revolving Loan) and the AR Facility, the maximum loss of available capacity on the undrawn portion of these agreements would be about $138.2 million.
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
     The indenture contains covenants that, among other things, limit FIS’ ability and the ability of certain of FIS’ subsidiaries (a) to incur or guarantee additional indebtedness, (b) to make certain dividend or other restricted payments, (c) to create or incur certain liens, (d) to create restrictions on the payment of dividends or other distributions to FIS from its restricted subsidiaries, (e) to engage in sale and leaseback transactions, (f) to transfer all or substantially all of the assets of FIS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the indenture.
     As of September 30, 2010, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (see Item 3 Quantitative and Qualitative Disclosure About Market Risks).
Contractual Obligations
     Our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 26, 2010, except for those relating to our long-term debt as discussed in Note 8 to Notes to Condensed Consolidated Financial Statements (Unaudited) and noted above under Financing.
Off-Balance Sheet Arrangements
     FIS does not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
     As discussed in Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited), the FASB amended ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, in October 2009, and the Company elected early adoption of this guidance prospectively as of January 1, 2010. The current and expected future effects of this change are also addressed therein.

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
     As of September 30, 2010, we are paying interest on our Term Loan A-1 of LIBOR plus 0.75%, on our Term Loan A-2 of LIBOR plus an applicable margin of up to 2.5% based upon the Company’s leverage ratio, as defined in the amended and extended credit agreement and on our Term Loan B at generally LIBOR plus 3.75% (with LIBOR subject to a 1.50% floor). Prior to the June 29, 2010 amendment and extension, interest on the Revolving Loan was payable at LIBOR plus up to 1.00% (Eurocurrency Borrowings), Fed-funds plus up to 1.00% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus a facility fee of up to 0.25%. The pre-amendment pricing continues to apply for the portion of the Revolving Loan that matures in January 2012, consisting of approximately $112.3 million of commitments. Interest on the portion of the Revolving Loan that matures in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.5%, based upon the Company’s leverage ratio, and is subject to an unused commitment fee of 0.50%. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under these credit agreements, after we include the impact of our interest rate swaps, by $4.0 million (based on principal amounts outstanding at September 30, 2010). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2010, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2010 and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loan A outstanding as of September 30, 2009, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we include the impact of our interest rate swaps, by $0.4 million.
     As of September 30, 2010, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from floating to fixed (in millions):

				Bank Pays	FIS pays
Effective Date	Termination Date	Notional Amount		Variable Rate of	Fixed Rate of
April 12, 2010	April 11, 2011	$200.0		1 Month LIBOR (2)	0.76	%(4)
October 20, 2009	April 20, 2011	700.0		1 Month LIBOR (2)	0.99	%(4)
February 1, 2010	May 1, 2011	250.0		1 Month LIBOR (2)	0.75	%(4)
February 1, 2010	May 1, 2011	150.0		1 Month LIBOR (2)	0.74	%(4)
December 11, 2009	June 13, 2011	200.0		1 Month LIBOR (2)	0.91	%(4)
February 1, 2008	February 1, 2012	400.0	(1)	3 Month LIBOR (3)	3.87	%(4)
February 1, 2008	February 1, 2012	200.0		3 Month LIBOR (3)	3.44	%(4)

		$2,100.0

(1)	Notional value will amortize from $400.0 million to $200.0 million on February 1, 2011.

(2)	0.26% in effect at September 30, 2010.

(3)	0.29% in effect at September 30, 2010.

(4)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loan as described above.
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
Foreign Currency Risk
     Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than U.S. dollars. Our international operations generated approximately $199.4 million and $565.5 million in revenues, excluding the termination fee of $83.3 million paid by Banco Santander to exit the Brazilian Venture, during the three-month and nine-month periods ended September 30, 2010, of which approximately $162.8 million and $490.0 million, respectively were denominated in currencies other than the U.S. dollar. The major currencies to which we are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have had the following increase or decrease in our reported revenues for the three-month and nine month periods ended September 30, 2010 and 2009 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2010	2009	2010	2009
Real	$7.2	$7.9	$22.8	$19.6
Euro	4.4	4.8	13.1	14.1
Pound Sterling	2.0	1.5	5.9	4.5

Total Impact	$13.6	$14.2	$41.8	$38.2

     The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations’ revenues and expenses are generally denominated in local currency which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. At September 30, 2010, we had no foreign currency derivative instruments outstanding.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion of Litigation in Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
     There have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, other than the modifications or additions included with our Quarterly Report on Form 10-Q for the period ended June 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the purchase right agreement with WPM, L.P. (“WPM”), a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P, referenced in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, on March 22, 2010 WPM purchased 498,054 shares of FIS common stock for a nominal amount ($4,981 under the net settlement feature in the agreement). An additional 20,445 shares of FIS common stock were purchased during June 2010 and 76,933 shares during September 2010. WPM paid a nominal amount for these shares under the net settlement feature in the agreement. The shares of FIS common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.
     On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million, at an average price of $22.97 through March 31, 2010. No shares were repurchased during the three-month periods ended September 30, 2010 or June 30, 2010. Approximately 13.6 million shares of our common stock remain available to repurchase under this plan as of September 30, 2010.
     On May 25, 2010, our Board of Directors authorized a leveraged recapitalization plan to repurchase up to $2.5 billion of our common stock at a price range of $29.00 — $31.00 per share of common stock through a modified “Dutch auction” tender offer (the “Tender Offer”). The Tender Offer commenced on July 6, 2010 and expired on August 3, 2010. The Tender Offer was oversubscribed at $29.00, resulting in the purchase of 86.2 million shares, including 6.4 million shares of previously unexercised stock options. The repurchased shares were added to treasury stock.
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

Date: November 5, 2010	FIDELITY NATIONAL INFORMATION SERVICES, INC.
	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 5, 2010	FIDELITY NATIONAL INFORMATION SERVICES, INC.
	By:	/s/ JAMES W. WOODALL
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