Form 10-K
period 2010-12-31
Fidelity National Information Services, Inc.
filed 2011-02-25
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-16427
________________________________________________________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $10,100,270,798 based on the closing sale price of $26.82 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 302,549,567 as of January 31, 2011.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2010, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2010 FORM 10-K ANNUAL REPORT

		Page
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosure About Market Risks	36
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	84
Item 9B.	Other Information	84

PART III
Item 10.	Directors and Executive Officers of the Registrant	84
Item 11.	Executive Compensation	84
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item 13.	Certain Relationships and Related Transactions	84
Item 14.	Principal Accounting Fees and Services	84

PART IV
Item 15.	Exhibits, Financial Statement Schedules	84
Signatures		90
EX-10.43
EX-10.54
EX-10.61
EX-10.62
EX-10.63
EX-10.64
EX-10.65
EX-10.66
EX-10.67
EX-10.68
EX-10.69
EX-10.70
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 Instance Document
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Unless stated otherwise or the context otherwise requires all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc. (“Certegy”), which was the surviving legal entity in the Certegy Merger; all references to "Metavante" are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS on September 12, 2007; all references to "Capco" are to The Capital Markets Company NV, as acquired by FIS on December 2, 2010; all references to “Old FNF” are to Fidelity National Financial, Inc., which owned a majority of the Company’s shares through November 9, 2006; all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective; and all references to “LPS” are to Lender Processing Services, Inc., a former wholly owned subsidiary of FIS, which was spun-off as a separate publicly traded company on July 2, 2008.

PART I

Item 1.    Business.

Narrative Description of the Business

FIS is one of the world's largest global providers dedicated to banking and payments technologies. We offer financial institution core processing, card issuer and transaction processing services, including the NYCE Network, a leading national electronic funds transfer (EFT) network. FIS is a member of the Standard and Poor’s (S&P) 500® Index and consistently holds a leading ranking in the annual FinTech 100 rankings.

As of December 31, 2010, FIS has more than 300 solutions serving over 14,000 financial institutions and business customers in over 100 countries spanning most segments of the financial services industry. These customers include large global as well as mid-tier and community banks, credit unions, commercial lenders, automotive financial institutions, healthcare providers and governments. Additionally, we provide services to numerous retailers via our check processing and guarantee services. No individual customer represents more than 5% of our revenues.

On October 1, 2009, FIS completed the acquisition of Metavante. The resulting combination of solution suites strengthened our competitive position globally, generating substantial economies of scale and providing significant cross-sell opportunities. Metavante expanded the scale of FIS' core processing and payment capabilities, and added comprehensive trust and wealth management processing services as well as the NYCE Network, which joined the Company’s existing EFT offerings. In addition, Metavante added significant scale to our treasury and cash management offerings and provided an entry into the healthcare and government payments markets. These enhanced capabilities enable FIS to provide a selection of solutions to financial institutions across all asset sizes, and to a variety of non-financial organizations, both domestically and internationally. FIS is now well positioned in both the large and mid-tier bank segments, where the majority of IT spending occurs.

On December 2, 2010, FIS acquired Capco, a global business and technology consultancy dedicated solely to the financial services industry. Capco will broaden our capabilities to provide integrated consulting, technology and complex, large-scale transformation services.

General Development of the Business

Our business operations and organizational structure result from the February 1, 2006, business combination of FIS and Certegy (the “Certegy Merger”). FIS was viewed as the acquirer for accounting purposes, and our financial statements and other disclosures for periods prior to the Certegy Merger treat FIS as our predecessor company. Also, as a result of the Certegy Merger, the registrant’s name changed from “Certegy Inc.” to “Fidelity National Information Services, Inc.” and our New York Stock Exchange trading symbol from “CEY” to “FIS”. We are incorporated under the laws of the State of Georgia.

Our growth has been driven organically as well as through an active acquisition program, which has contributed critical applications that are complementary to or enhance existing offerings, including core banking solutions, outsourcing solutions for community banks, credit unions, and other financial institutions, item processing services, card issuer services, risk management solutions, EFT services, prepaid/gift card processing as well as solutions for global organizations and for those domiciled outside of North America.  These strategic transactions have enabled us to quickly broaden our available solution offerings, scale our operations, expand our customer base and strengthen our competitive position.

Financial Information About Operating Segments and Geographic Areas

On July 2, 2008, we completed the spin-off of our former lender processing services segment into a separate publicly traded company, Lender Processing Services, Inc., referred to as LPS. The results of operations of the lender processing services segment are reflected as discontinued operations in the Consolidated Statements of Earnings for all periods preceding the spin-off. Subsequent to the LPS spin-off, we began reporting the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”); 2) Payment Solutions Group (“PSG”); 3) International Solutions Group (“ISG”); and 4) Corporate and Other. All periods presented have been conformed to reflect the segment changes.

Competitive Strengths

We believe that our competitive strengths include the following:

•	Leading Proprietary Technology — FIS has a significant number of high quality software applications and services that have been developed over many years with substantial input from our customers.

•
Comprehensive, Integrated Business Solutions — FIS has the ability to use a wide range of applications and services to provide comprehensive business solutions for our customers. In addition, FIS is able to use the modular nature of our software applications and our ability to integrate many of our services with the services of others to provide customized solutions that respond to individualized customer needs. FIS also offers a wide range of flexible service arrangements for the deployment and support of our software, from traditional license and maintenance fee approaches to managed processing arrangements, either at the customer’s site or at an FIS location.

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

•	Disciplined Capital Investment and Expense Management — Continue to drive operating efficiencies, thereby freeing resources for strategic innovation and global diversification efforts.
Revenues by Segment

The table below summarizes the revenues by our reporting segments (in millions):

	2010	2009	2008
FSG	$1,890.8	$1,260.0	$1,135.8
PSG	2,478.1	1,741.9	1,526.3
ISG	917.0	724.3	699.9
Corporate & Other	(16.4)	(15.1)	(2.5)
Total Consolidated Revenues	$5,269.5	$3,711.1	$3,359.5

Financial Solutions Group

The focus of FSG is to provide the most comprehensive software and services for the core processing, customer channel, treasury, cash management, wealth management and capital market operations of our financial institution customers in North America. We service the core and related ancillary processing needs of North American banks, credit unions, automotive financial companies, commercial lenders, and independent community and savings institutions. FIS offers a broad selection of in-house and outsourced solutions to banking customers that span the range of asset sizes. FSG customers are typically committed under multi-year contracts that provide a stable, recurring revenue base and opportunities for cross-selling additional financial and payments offerings.

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

•
Strategic Consulting Services. With the December 2010 acquisition of Capco, we have broadened our capabilities to provide integrated consulting, technology and complex, large-scale transformation services. Capco specializes in banking; capital markets; wealth and investment management; finance, risk and compliance; and technology.

Payment Solutions Group

PSG provides a comprehensive set of software and services for the EFT, card processing, item processing, bill payment, and government and healthcare payments processing needs of our customers in North America. PSG is focused on servicing the payment and electronic funds transfer needs of North American headquartered banks and credit unions, commercial lenders, and independent community and savings institutions. With the Metavante acquisition, we also entered the healthcare and government payments markets. PSG customers typically commit to multi-year contracts that provide recurring revenues based on underlying payment transaction volumes.

Our solutions in this segment include:

•
Electronic Funds Transfer.  Our electronic funds transfer and debit card processing businesses offer settlement and card management solutions for financial institution card issuers. We provide traditional ATM- and PIN-based debit network access and emerging real-time payment alternatives through NYCE. NYCE connects millions of cards and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money. Also through NYCE, clients such as financial institutions, retailers and independent ATM operators can capitalize on the efficiency, consumer convenience and security of electronic real-time payments, real-time account-to-account transfers, and strategic alliances such as surcharge-free ATM network arrangements. We are also a leading provider of prepaid card services, which is a fast growing channel in the industry. Services include gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs.

•
Item Processing and Output Services.  Our item processing services furnish financial institutions with the equipment needed to capture data from checks, transaction tickets and other items; image and sort items; process exceptions through keying; and perform balancing, archiving and the production of statements. Our item processing services are utilized by more than 1,500 financial institutions and are performed at one of our 23 item processing centers located throughout the U.S. or on-site at customer locations. Our extensive solutions include distributed (i.e., non-centralized) data capture, check and remittance processing, fraud detection, and document and report management. Customers encompass banks and corporations of all sizes, from de novo banks to the largest financial institutions and corporations. As part of our image solutions services, our Endpoint Exchange Network enables U.S. financial institutions to clear their check-based transactions by allowing for the exchange of check images between member institutions. We offer a number of output services that are ancillary to the primary solutions we provide, including print and mail capabilities and card personalization fulfillment services. Helping clients manage their documents, our CSF® Designer document composition software is used by many clients in various industries to furnish printed or electronically produced invoices and statements for customized customer communication. Our print and mail services offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs. We provide our card personalization fulfillment services for branded credit cards and branded and non-branded debit and prepaid cards.

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

•
Government and Healthcare Payments Solutions.  FIS healthcare payments solutions facilitate the exchange of information and funds among patients, payers, providers and financial institutions. With Web-enabled tools, a Health Savings Account (HSA) platform, “multi-purse” benefit debit cards that cover multiple spending accounts with a single card and combined eligibility/payment cards, FIS enables consumers and third party benefits administrators to have integrated benefit account management of HSAs, Flexible Spending Accounts (FSA), Health Reimbursement Agreements (HRA) and dependent care and transportation accounts. We also provide comprehensive, customized electronic service applications for government agencies, including Internal Revenue Service (IRS) payment services. We also facilitate the collection of state income taxes, real estate taxes, utility bills, vehicle registration fees, driver’s license renewal fees, parking tickets, traffic citations, tuition payments, court fees and fines, hunting and fishing license fees, as well as various business licenses.

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

Our international operations leverage existing applications and provide services for the specific business needs of our customers in targeted international markets. Services are delivered from 27 operations centers around the world. Our payment solutions services include fully outsourced card-issuer services and customer support, item processing and retail point-of-sale check warranty services. Our financial solutions services include fully outsourced core bank processing arrangements, application management, software licensing and maintenance, facilities management and consulting services, including Capco's international operations.

ISG represented approximately 17% of total 2010 revenues, with potential for both growth in existing customer accounts and new account penetration. Management believes the greatest potential for growth is in the EMEA, Latin American, Australian and Asian markets.

Corporate and Other Segment

The Corporate and Other segment consists of the corporate overhead costs that are not allocated to operating segments. These include costs related to human resources, finance, legal, accounting, domestic sales and marketing, merger and acquisition activity and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates operating segment performance.

Sales and Marketing

We have an integrated team of experienced sales personnel with expertise in particular services and the needs of particular types of customers, e.g., financial institutions, other nonbanking customers, and international institutions. This organizational structure enables us to effectively bring relevant skills and knowledge to potential customers and to identify additional solutions for our existing customers, leveraging opportunities to cross-sell and up-sell. We target the majority of our potential customers via direct and/or indirect field sales, as well as inbound and outbound lead generation and telesales efforts.

Our global marketing strategy is to develop and lead the execution of the various business units’ strategic plans in support of their revenue and profitability goals. Key components include thought leadership, consistent message development, internal and external communications, client conference content management, Web content creation and management, trade shows, demand generation campaign involvement and collateral development and management.

Beginning October 1, 2009, we entered into a comprehensive rebranding campaign to bring all of our software and services under one comprehensive set of trademarks, including FIS and NYCE, in support of our marketing strategy.

Patents, Trademarks and Other Intellectual Property

The Company owns intellectual property including trademarks, trade names and patents that are important to its future success. We rely on a combination of contractual restrictions, internal security practices, patents and applicable law to establish and protect our software, technology and expertise worldwide. We rely on trademark law to protect our rights in those brands. While we intend to continue taking appropriate measures to protect our intellectual property rights, these legal protections and arrangements afford only limited protection, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. In general, we own the proprietary rights necessary for the conduct of our business, although we do license certain items from third parties under arms-length agreements for varying terms.

Competition

Our primary competitors include internal technology departments within financial institutions and retailers, data processing or software development departments of large companies or large computer manufacturers, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services and companies that market software for the financial services industry. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings. Specific competitors for both financial and payment solutions include Fiserv, Inc. and Jack Henry and Associates, Inc. In the core processing market, we also compete with Open Solutions, Inc., International Business Machines Corporation (IBM), Accenture Ltd., Alliance Data Systems Corporation, DST Systems, Harland Financial Solutions, Inc., SEI Investments Company, S1Corporation, SunGard Data Systems, Inc. and in certain non-U.S. markets, Alnova Technologies Corporation, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited), Misys plc, Infosys Technologies Limited and Temenos Group AG. Our competitors in the card services market include MasterCard Incorporated, Visa Inc., and third-party credit and debit card processors, such as First Data Corporation, Total System Services, Inc., HP Enterprise Services and Payment Systems for Credit Unions (PSCU). Competitors in the check risk management services market include First Data Corporation’s TeleCheck Services division, Heartland Payments Systems, Inc., Total Systems Services, Inc. and Global Payments, Inc.

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

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity type functions within a technology platform environment. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In the years ended December 31, 2010, 2009 and 2008, approximately 2% to 3% of revenues were invested in research and development efforts (excluding amounts capitalized).

Government Regulation

Our services are subject to a broad range of complex federal, state, and foreign regulation, including federal truth-in-lending and truth-in-savings rules, Regulation AA (Unfair or Deceptive Acts or Practices), privacy laws, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The compliance of our services with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. Our clients are contractually responsible for determining what is required of them under applicable laws and regulations so that we can assist them in their compliance efforts. The failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide them, as well as the imposition of civil fines and/or criminal penalties. The four principal areas of regulation impacting our business are:

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

The Dodd-Frank Act was enacted and signed into law on July 21, 2010. Among other provisions, this legislation created the Consumer Financial Protection Bureau (the "Bureau") whose sole focus is to develop, implement and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection rules promulgated by the Bureau; for financial institutions with less than $10 billion in assets, enforcement of the rules will be carried out by such institution's primary federal regulator. Since the regulations implementing the act have not yet been finalized, we are uncertain as to what degree the legislation may affect our business in the future.
The Housing Assistance Tax Act of 2008 requires, among other provisions, information reporting obligations on payment settlement entities for calendar years beginning after December 31, 2010.  This law requires every merchant acquiring entity and third party settlement organization to file information returns for the gross amount of reportable payment transactions for the calendar year and the reportable payment transactions for each month of the calendar year.  The reportable payment transactions are any transactions in which a payment card is accepted as payment and any third party payment network.  This law will result in significant additional Form 1099 reporting requirements in January 2011 for FIS.

•
Debt Collection.  Our collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws.

•
Money Transfer.  Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. These businesses are also subject to various state, local and tribal licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission and the sale of stored value cards to register as a money transmitter with that jurisdiction’s banking department.

Also included in the Dodd-Frank Act is a requirement that the Federal Reserve Board enact regulations governing interchange fees and network fees arising from electronic debit card and reloadable general-use gift card transactions. Under the legislation, the amount of interchange fees that issuers (with more than $10 billion in assets) may charge must be “reasonable and proportional” to the cost incurred by the issuer. Network fees are regulated to the extent that they are used to circumvent restrictions on interchange fees or compensate issuers with respect to electronic debit card transactions. The legislation also requires that the regulations to be enacted by the Federal Reserve Board prohibit issuers from restricting the processing of transactions to networks they own or are affiliated with and from “inhibiting” retailers' abilities to route transactions to issuers over any debit card network. These regulations are to be promulgated by the Federal Reserve Board and are expected to take effect in the third quarter of 2011. In December 2010, the Federal Reserve Board released the proposed regulations, which set a cap on interchange fees to $0.12 per transaction on electronic debit card and reloadable general-use gift card transactions. This is a significant reduction from the current per transaction average rate. For FIS, interchange fees are primarily pass-through fees and this change would not have a direct impact to our earnings. However, it is uncertain what the indirect impact will be on FIS as our clients are faced with significant revenue reductions from the interchange rate changes. Moreover, since the regulations implementing the act have not been finalized, we are uncertain as to what degree the legislation may affect our business in the future. The proposed regulations do not appear to be intended to directly affect interchange fees applicable to credit card transactions, but do prohibit networks from “inhibiting” retailers from setting minimum purchase amounts for use of credit cards as long as the minimum does not discriminate among issuers or networks and the minimum is not greater than $10.

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

Employees

As of December 31, 2010, we had approximately 33,000 employees, including approximately 19,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 11,500 of our employees, primarily in Brazil and Germany, are represented by labor unions. We consider our relations with employees to be good.

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

Risks Related to Our Markets and Industry

Consolidations and business failures in the banking and financial services industry could adversely affect our business by eliminating some of our existing and potential customers and making us more dependent on a more limited number of customers.

There has been and continues to be substantial consolidation activity in the banking and financial services industry. In addition, many financial institutions that experienced negative operating results, including some of our customers, have failed.

The consolidations and failures reduce the number of our potential customers and may reduce the number of our customers, which could adversely affect our revenues even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our customers fail and/or merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
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

The market for our services is intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. We face direct competition from third parties, and since many of our larger potential customers have historically developed their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential customers’ in-house capacities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition, and results of operations. See "Item I. Business. Competition."

Global economic, political and other conditions including business cycles and consumer confidence may adversely affect our customers or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability.
A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic factors including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States, or increases in interest rates in key countries in which we operate may adversely affect consumer spending including related consumer debt, reduce check writing, change credit and debit card usage, and may adversely affect our financial performance by reducing the number or average purchase amount of transactions which we service.
Potential customers may be reluctant to switch to a new vendor, which may adversely affect our growth.

For banks and other potential customers of our financial information software and services, switching from one vendor of bank core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. Many potential customers perceive potential disadvantages such as loss of accustomed functionality, increased costs (including conversion costs) and business disruption. As a result, potential customers may resist change. We seek to overcome this resistance through value enhancing strategies such as a defined conversion process, system integration and making ongoing investments to enhance the functionality of our software. However, there can be no assurance that our strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth.

The sales and implementation cycles for many of our software and services can be lengthy and require significant investment from both our customers and FIS. If we fail to close sales or if a customer chooses not to complete an installation after expending significant time and resources to do so, our business, financial condition, and results of operations may be adversely affected.
The sales and associated deployment of many of our software or services often involve significant capital commitments by our customers and/or FIS. Potential customers generally commit significant resources to an evaluation of available software and services and require us to expend substantial time, effort, and money educating them as to the value. Further, as part of the sale or deployment of our software and services, customers may also require FIS to perform significant related services to complete a proof of concept or custom development to meet their needs. All of the aforementioned activities may expend significant funds and management resources and ultimately the customer may determine not to close the sale or complete the implementation. If we are unsuccessful in closing sales or if the customer decides not to complete an implementation after expending significant funds and management resources or we experience delays, it could have an adverse effect on our business, financial condition, and results of operations.
Failure to obtain new clients or renew client contracts on favorable terms could result in a lower number or loss of clients and adversely affect results of operations and financial condition.
We may face pricing pressure in obtaining and retaining our larger clients. Larger clients may be able to seek price reductions from us when they renew a contract, when a contract is extended, or when the client's business has significant volume changes. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could result in an adverse effect on our business, operating results and financial condition.
Further, failure to renew client contracts on favorable terms could have an adverse effect on our business. Our contracts with customers generally run for several years and provide for early termination fees. Terms are generally renegotiated prior to the end of a contract's term. If we are not successful in achieving a high rate of contract renewals on favorable terms, our results of operations and financial condition could be adversely affected.
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

As of December 31, 2010, we had total debt of approximately $5.2 billion. This level of debt could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) we use a large portion of our operating cash flow to pay principal and interest on our senior credit facilities, which reduces the amount of money available to finance operations, acquisitions and other business activities, repay other indebtedness, purchase our outstanding stock and pay shareholder dividends; (iv) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and (v) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

We may experience defects, development delays, installation difficulties, system failure, or other service disruptions with respect to our technology solutions, which would harm our business and reputation and expose us to potential liability.

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers or our customers may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in: (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of customers; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through disclaimers and limitation-of-liability provisions in our license and customer agreements, we cannot be certain that these measures will always be successful in limiting our liability.

The Dodd-Frank Act may result in business changes for our customers that could have an adverse effect on our financial condition, revenues, results of operations, or prospects for future growth and overall business.
Our customers, and as a result our associated software and services, are required to comply with numerous regulations. The Dodd-Frank Act and associated Durbin amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection and will require this and other federal agencies to implement many new regulations. The Durbin amendment could alter the fees charged by card associations and debit networks.
Several new regulations and rules will be written and implemented as directed by the aforementioned legislation throughout 2011 and beyond and these new rules and regulations will require our customers or potential customers to comply with new requirements. See "Item I. Business. Government Regulation" for more information regarding certain of these new requirements. These new requirements could result in the need for FIS to make capital investments to modify our products and services to facilitate our customers and potential customers' compliance. Further, requirements of the new regulations could result in changes in our customers' business practices that may alter their delivery of services to consumers which could impact the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers. As a result the new legislation could have an adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
Many of our customers are subject to a regulatory environment and to industry standards that may change in a manner that reduces the number of transactions in which our customers engage and therefore reduces our revenues.
Our customers are subject to a number of government regulations and industry standards with which our services must comply. Our customers must ensure that our services and related products work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our customers' businesses that could lead to increased operating costs and could reduce the convenience and functionality of our products and services possibly resulting in reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, and results of operations.
The Dodd-Frank Act and associated Durbin amendment passed in 2010 may compound this risk and have an adverse effect on our customers and/or impact the type and volume of transactions we process on their behalf and therefore could have an adverse effect on our business, financial condition and results of operations.
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
Interchange fees and related practices have been receiving significant legal and regulatory scrutiny worldwide. The resulting regulatory changes that could occur from proposed regulations such as the Durbin amendment could alter the fees charged by card associations and debit networks. The impact from the proposed regulations will not be known until the rules are finalized, however resulting changes in fees could impact the card issuance or services offered by our customers which could have an adverse impact to our business or financial condition due to reductions or changes in types of transactions processed on behalf of our customers. See "Item I. Business. Government Regulation" for more information.

If we fail to comply with applicable regulations or to meet regulatory expectations, our business, results of operations or financial condition could be adversely impacted.
The majority of our data processing services for financial institutions are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by various federal and state regulatory authorities. If we fail to comply with any applicable regulations or guidelines for operations of a data services provider, we could be subject to regulatory actions, may not meet contractual obligations, or suffer harm to our client relationships or reputation. Failure to meet the aforementioned requirements or to adapt to new requirements at the Federal, state or international level could inhibit our ability to retain existing customers or obtain new customers which could have an adverse impact on our business, results of operations and financial condition.

In addition to our data processing services described above, we also have business operations that store, process or transmit consumer information or have direct relationships with consumers that are obligated to comply with regulations including, but not limited to, the Fair Credit Reporting Act, the Debt Collection Practices Act and applicable Privacy requirements. Further, our international businesses must comply with applicable U.S. laws such as the Foreign Corrupt Practices Act. Failure to maintain compliance with or adapt to changes in any of the aforementioned requirements could result in fines, penalties or regulatory actions that could have an adverse impact on our business, results of operations and financial condition.
Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.
     As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records to support our customers transaction processing as well as part of our check authorization and collection businesses. The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to our successful operation. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in our operations. These risks are increased when we transmit information over the Internet.
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

Our ability to compete depends upon proprietary systems and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright, and trade secret protection may not be available in every country in which our applications and services are made available online. Misappropriation of our intellectual property or potential litigation concerning such matters could have an adverse effect on our results of operations or financial condition.

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

Our international operations represent 17% of total 2010 revenues, with approximately 16% or our total revenues conducted in currencies other than the U.S. Dollar, including the Brazilian Real, British Pound and Euro. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), differences in business practices and changes in the value of the U.S. Dollar versus local currencies. In addition, we are less well-known internationally than in the United States, have less experience with local business conditions and may face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance.

As we expand our international operations, more of our customers may pay us in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates. Our primary exposure to movements in foreign currency exchange rates relate to foreign currencies in Brazil, Europe, Australia and parts of Asia. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on our business, financial position and results of operations.

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

We are routinely involved in various litigation matters, including in some cases class-action litigation, and also are involved in or the subject of governmental or regulatory agency inquiries or investigations from time to time. If we are unsuccessful in our defense in the litigation matters, or any other legal proceeding, we may be forced to pay damages or fines and/or change our business practices, any of which could have a material adverse effect on our business and results of operations.
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
The chairman of our board of directors and other officers and directors have interests and positions that could present potential conflicts.

We and certain of our subsidiaries are parties to a variety of related party agreements and relationships with FNF and LPS. William P. Foley, II, who is our Chairman, is currently the Chairman of the board of directors of FNF. Brent B. Bickett and Michael L. Gravelle, who are executive officers of FIS, are also executive officers of FNF. William P. Foley, II, Brent B. Bickett and Michael L. Gravelle also own or hold substantial amounts of FNF stock and stock options. Thomas M. Hagerty and Richard N. Massey, who are both directors of FIS, are also directors of FNF. David K. Hunt, a director of FIS, is also a director of LPS. As a result of the foregoing, there may be circumstances where certain of our executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationships with FNF and LPS, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits and indemnification; (ii) the quality, pricing and other terms associated with services that we provide to FNF and LPS, or that they provide to us, under related party agreements; (iii) business opportunities arising for either us, FNF or LPS, that could be pursued by either us, or by FNF or LPS; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting FIS.

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
Our agreements with related parties may be more or less favorable than agreements negotiated at arm's-length with independent parties.
We have entered into various agreements with certain related parties, including, without limitation, FNF and Ceridian Corporation, pursuant to which we will provide services to each such related party as a client. We believe the amounts earned from or charged by us under each such arrangement is fair and reasonable, and that our service arrangements are priced within the range of prices we offer to third parties; however, the amounts we earned or that were charged under these arrangements were not negotiated at arm's-length, and may not represent the terms that we might have obtained from an unrelated third party for similar services. Any inferior terms that such agreements may contain as compared to agreements negotiated with unrelated third parties may have an adverse impact on our results of operations.

Risks Related to Business Combinations

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

As of December 31, 2010, goodwill aggregated to $8,550.0 million, or 60.4% of total assets, and other indefinite lived intangible assets aggregated to $90.5 million, or 0.6% of total assets. Current accounting rules require goodwill and other indefinite lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our fiscal year 2010 annual assessment of the recoverability of goodwill indicated that the fair values of the Company’s reporting units were in excess of the carrying values of those reporting units, and thus no goodwill impairment existed as of December 31, 2010. Additionally, the fair value of indefinite lived intangible assets was in excess of the carrying value of those assets. However, if worldwide or United States economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, the carrying amount of our goodwill and other indefinite lived intangible assets may no longer be recoverable and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor the fair value of our other indefinite lived intangible assets as well as our market capitalization and the impact of any economic downturn on our business to determine if there is an impairment in future periods.

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

•
the failure to achieve some of the benefits that we expect from the acquisition of Metavante, including the possibility that our acquisition of Metavante may not be accretive to our earnings due to undisclosed liabilities, management or integration issues, loss of customers, the inability to achieve targeted cost savings, or other factors;

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
Driver's Privacy Protection Act
A putative class action lawsuit styled Richard Fresco, et al. v. Automotive Directions, Inc. et al., was filed against eFunds Corporation (“eFunds”), a wholly-owned subsidiary of FIS, and seven other non-related parties in the U.S. District Court for the Southern District of Florida during the second quarter of 2003. The complaint alleged that eFunds purchased motor vehicle records that were used for marketing and other purposes that are not permitted under the Federal Driver's Privacy Protection Act (“DPPA”). The plaintiffs sought statutory damages, plus costs, attorney's fees and injunctive relief. eFunds and five of the other seven defendants settled the case with the plaintiffs (the “Florida Settlement”). That settlement was approved by the court over the objection of a group of Texas drivers and motor vehicle record holders. The Florida case was dismissed without prejudice during the fourth quarter of 2009.
Two class action complaints styled Sharon Taylor, et al. v. Biometric Access Company et al. and Sharon Taylor, et al. v. Acxiom et al. were filed in the U.S. District Court for the Eastern District of Texas during the first quarter of 2007 alleging similar violations of the DPPA. The Acxiom action was filed against the Company's subsidiary, Chex Systems, Inc., while the Biometric suit was filed against the Company's subsidiary, Certegy Check Services, Inc.
In the Biometric case, the district court granted Certegy's motion to dismiss with prejudice in the third quarter of 2008. On July 14, 2010, the Fifth Circuit Court of Appeals affirmed the district court's order of dismissal with prejudice. On January 10, 2011, the U.S. Supreme Court denied certiorari.

In the Acxiom case, Chex Systems filed a motion to dismiss or in the alternative, stay the action against it based upon the earlier settlement, and the Texas district court granted the motion to stay pending resolution of the Florida case. The Texas court then dismissed the Chex Systems lawsuit with prejudice against the remaining defendants in the third quarter of 2008. The Acxiom plaintiffs moved the court to amend the dismissal to exclude defendants that were parties to the Florida Settlement, and that motion was granted. In the fourth quarter of 2008, the Texas district court in the Acxiom case dismissed with prejudice all claims of the plaintiffs, who were not also plaintiffs in the Florida case, against Chex Systems and the other defendants. The plaintiffs appealed the dismissal order, but excluded Chex Systems and the other settling defendants from the appeal. In 2010, after final resolution of the Florida case, the parties in the Acxiom case stipulated to a dismissal of Chex Systems and the other defendants from this action, and the court issued its final order of dismissal without prejudice. The time for appeals in the Acxiom case has now expired.
Searcy, Gladys v. eFunds Corporation

This is a nationwide putative class action that was originally filed against eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion, however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs is ongoing.
     Other Litigation Matters
In September 2010, we received a $12.1 million court ruling related to an action between Metavante and a former customer. Of this total, approximately $10.1 million was for reimbursement of previously incurred legal fees and is recorded as a reduction of selling, general and administrative expenses. On November 29, 2010, the former customer filed a petition for certiorari in the United States Supreme Court. On January 24, 2011, the Supreme Court ordered us to respond on or prior to February 23, 2011, with which we complied.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS.” The table set forth below provides the high and low closing sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2010 and 2009.

On October 1, 2009, FIS completed the acquisition of Metavante. As a result of the merger, each outstanding share of Metavante common stock was converted into 1.35 shares (the “Exchange Ratio”), or approximately 163.6 million shares of FIS common stock. In addition, outstanding Metavante stock options and other stock-based awards (other than performance shares) converted into stock options and other stock-based awards with respect to shares of FIS common stock, with adjustments in the number of shares and exercise price (in the case of stock options) to reflect the Exchange Ratio. Each outstanding Metavante performance share was assumed by FIS and converted into the right to receive restricted shares of FIS common stock (with adjustments to reflect the Exchange Ratio) and an amount in cash.

	High	Low	Dividend
2010
First Quarter	$24.84	$22.28	$0.05
Second Quarter	$29.90	$23.69	$0.05
Third Quarter (a)	$28.79	$25.66	$0.05
Fourth Quarter (a)	$28.82	$26.57	$0.05
2009
First Quarter	$18.55	$15.52	$0.05
Second Quarter	$20.49	$16.88	$0.05
Third Quarter	$25.70	$19.43	$0.05
Fourth Quarter	$24.85	$21.76	$0.05
_________________________

(a)The sales prices of our common stock for the third and fourth quarter of 2010 reflect our leveraged recapitalization resulting in the purchase of 86.2 million shares, including 6.4 million shares underlying previously unexercised stock options. As of January 31, 2011, there were approximately 19,356 shareholders of record of our common stock.

We currently pay a $0.05 dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in our debt agreements. A regular quarterly dividend of $0.05 per common share is payable March 31, 2011 to shareholders of record as of the close of business on March 17, 2011.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

On May 25, 2010, our Board of Directors authorized a leveraged recapitalization plan to repurchase up to $2.5 billion of our common stock at a price range of $29.00 - $31.00 per share of common stock through a modified "Dutch auction" tender offer (the "Tender Offer"). The Tender Offer commenced on July 6, 2010 and expired on August 3, 2010. The Tender Offer was oversubscibed at $29.00, resulting in the purchase of 86.2 million shares, including 6.4 million shares underlying previously unexercised stock options. The repurchased shares were added to treasury stock.

On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million, at an average price of $22.97 through March 31, 2010. No additional shares were repurchased under this plan during 2010. Approximately 13.6 million shares of our common stock remain available to repurchase under this plan as of December 31, 2010.

Stock Performance Graph

The performance graph below shows the cumulative total shareholder return on our common stock for the period starting on December 31, 2005, and ending on December 31, 2010. This is compared with the cumulative total returns over the same period of (1) the S&P 500 Index and (2) the S&P Supercap Data Processing & Outsourced Services Index (peer group). The graph assumes that on December 31, 2005, $100 was invested in our common stock and $100 was invested in the other two indices, with dividends reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

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

On July 2, 2008, we completed the LPS spin-off. For accounting purposes the results of LPS are presented as discontinued operations. Accordingly, all prior periods have been restated to present the results of FIS on a stand alone basis and include the results of LPS up to July 2, 2008, as discontinued operations.

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

	Year Ended December 31,
	2010(1)(2)(3)	2009(1)(2)(3)	2008(2)(3)	2007(2)(3)	2006(3)
		(In millions, except per share data)
Statement of Earnings Data:
Processing and services revenues	$5,269.5	$3,711.1	$3,359.5	$2,820.5	$2,363.9
Cost of revenues	3,637.7	2,741.5	2,616.1	2,237.5	1,906.6
Gross profit	1,631.8	969.6	743.4	583.0	457.3
Selling, general and administrative expenses	675.8	547.1	381.0	294.5	270.3
Impairment charges	154.9	136.9	26.0	13.5	—
Operating income	801.1	285.6	336.4	275.0	187.0
Other income (expense)	(184.8)	(121.9)	(155.6)	102.4	(188.4)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	616.3	163.7	180.8	377.4	(1.4)
Provision for income taxes	215.3	54.7	57.6	133.0	(5.8)
Equity in earnings (loss) of unconsolidated entities	—	—	(0.2)	2.8	5.8
Earnings (loss) from continuing operations, net of tax	401.0	109.0	123.0	247.2	10.2
Earnings (loss) from discontinued operations, net of tax (4)	(43.1)	(0.5)	96.5	313.9	247.9
Net earnings	357.9	108.5	219.5	561.1	258.1
Net (earnings) loss attributable to noncontrolling interest	46.6	(2.6)	(4.7)	0.1	1.0
Net earnings attributable to FIS	$404.5	$105.9	$214.8	$561.2	$259.1
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.30	$0.45	$0.62	$1.28	$0.06
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders (4)	(0.12)	(0.00)	0.50	1.63	1.33
Net earnings per share — basic attributable to FIS common stockholders	$1.17	$0.45	$1.12	$2.91	$1.39
Weighted average shares — basic	345.1	236.4	191.6	193.1	185.9
Net earnings per share — diluted from continuing operations	$1.27	$0.44	$0.61	$1.25	$0.06
Net earnings (loss) per share — diluted from discontinued operations (4)	(0.12)	(0.00)	0.50	1.60	1.31
Net earnings per share — diluted	$1.15	$0.44	$1.11	$2.86	$1.37
Weighted average shares — diluted	352.0	239.4	193.5	196.5	189.2
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$447.6	$106.4	$118.9	$246.3	$11.2
Earnings (loss) from discontinued operations, net of tax (4)	(43.1)	(0.5)	95.9	314.9	247.9
Net earnings	$404.5	$105.9	$214.8	$561.2	$259.1
_________________________

(1)	Metavante results of operations are included in earnings from October 1, 2009, the Metavante merger date.

(2)	eFunds’ results of operations are included in earnings from September 12, 2007, the eFunds acquisition date.

(3)	Certegy’s results of operations are included in earnings from February 1, 2006, the Certegy Merger date.

(4)	Discontinued operations include the results of operations of Fidelity National Participacoes Ltda. ("Participacoes"),

ClearPar, LPS, Certegy Australia, Ltd., Certegy Gaming Services, Inc., FIS Credit Services, Inc., Homebuilders Financial Network and Property Insight through the day of their respective dispositions.

	As of December 31,
	2010 (1)	2009 (1)	2008 (1)	2007	2006
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$338.0	$430.9	$220.9	$355.3	$211.8
Goodwill	8,550.0	8,232.9	4,194.0	5,326.8	3,737.5
Other intangible assets, net	2,202.9	2,396.8	924.3	1,030.6	1,010.0
Total assets	14,161.8	13,997.6	7,500.4	9,794.6	7,630.6
Total long-term debt	5,192.1	3,253.3	2,514.5	4,275.4	3,009.5
Total FIS stockholders’ equity	6,403.2	8,308.9	3,532.8	3,781.2	3,142.7
Noncontrolling interest	158.4	209.7	164.2	14.2	13.0
Total equity	6,561.6	8,518.6	3,697.0	3,795.4	3,155.7
Cash dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.20
_________________________

(1)	Our LPS business was spun-off as of July 2, 2008.

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
December 31, 2010
Processing and services revenues	$1,235.0	$1,271.0	$1,367.2	$1,396.3
Gross profit	344.6	377.8	469.9	439.5
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	153.9	152.2	133.1	177.1
Net earnings (loss) attributable to FIS common stockholders	93.6	89.9	110.4	110.6
Net earnings per share — basic attributable to FIS common stockholders	$0.25	$0.24	$0.33	$0.37
Net earnings per share — diluted attributable to FIS common stockholders	$0.25	$0.23	$0.33	$0.36
December 31, 2009
Processing and services revenues	$783.1	$816.3	$828.7	$1,283.0
Gross profit	176.2	206.4	223.3	363.7
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	51.4	89.0	103.6	(80.3)
Net earnings (loss) attributable to FIS common stockholders	33.0	59.2	67.6	(53.9)
Net earnings (loss) per share — basic attributable to FIS common stockholders	$0.17	$0.31	$0.35	$(0.14)
Net earnings (loss) per share — diluted attributable to FIS common stockholders	$0.17	$0.31	$0.35	$(0.14)
_________________________

(1)
The fourth quarter of 2009 includes a full quarter of results of operations relating to the Metavante acquisition, as well as the impairment charges and restructuring, integration and merger related charges addressed in Item 7.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

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

Overview

FIS is one of the world's largest global providers dedicated to banking and payments technologies. We offer financial institution core processing, card issuer and transaction processing services, including the NYCE Network. FIS is a member of Standard and Poor’s (S&P) 500® Index and consistently holds a leading ranking in the annual FinTech 100 rankings. As of December 31, 2010, FIS has more than 300 solutions serving over 14,000 financial institutions and business customers in over 100 countries spanning all segments of the financial services industry. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included above in Item 1. Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Approximately 85% of our revenue historically is considered recurring, which provides relative stability to our revenue stream. However, the condition of the overall economy can affect our revenue growth in a number of areas. A significant portion of our revenue is derived from transaction processing fees. As a result, lower deposit and card transactions associated with reduced consumer and commercial activity will adversely impact revenue. In addition, sales of software licenses and professional services, which have represented approximately 15% of our revenue, can be regarded as discretionary spending by our customers and may contract when their capital budgets tighten. In light of the challenging revenue environment, we have been seeking to manage our costs and capital expenditures prudently.

We completed the Metavante Technologies, Inc. acquisition (the "Metavante Acquisition") on October 1, 2009. The combined Company is positioned to provide a comprehensive range of integrated solutions to its customers, and has greater geographic reach than any other provider in the industry, which will enhance service to the combined Company’s customers. Management expects to continue to realize incremental cost and revenue synergies through 2011 as a result of the Metavante Acquisition. However, the impact of these synergies on year-over-year trends for 2011 vs. 2010 will be less.

We acquired Capco in December 2010 to broaden our capabilities to provide strategic consulting.  While this will generate increased revenues,  the lower profit margins realized for professional services as compared to our other solutions will result in some level of profit margin compression. The addition of Capco will also reduce the relative proportion of our recurring revenue stream in 2011.

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

We compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to utilize our services under an outsourced arrangement or to process in-house under a software license and maintenance agreement. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of year-to-year economic changes on our results of operations. One of the current trends we expect to benefit from in the financial services industry is the migration to an outsourced model to improve profitability.

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

While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We expect bank failures to continue in the next few years, and have recently seen increased bank consolidation activity and expect this to continue in 2011. To date, bank failures and forced government actions that have occurred have not been significant to our revenues; however, continuing or escalating bank failures and forced government actions could negatively impact our business. This exposure may be mitigated by incremental revenues we may generate from license fees or services associated with assisting surviving institutions with integrating acquired assets resulting from financial failures.

For an update on our Brazilian outsourced card-processing venture (the "Brazilian Venture"), see Note 6 to the Consolidated Financial Statements.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our Consolidated Financial Statements. These policies require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 2 to the Consolidated Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.

Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card processing services, other payment processing services, professional services, software licensing and software related services and products. Revenues are recognized when evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is considered probable. We are frequently a party to multiple concurrent contracts with the same customer. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated. Due to the large number, broad nature and average size of individual contracts we are party to, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations or financial position. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of customers could significantly influence the timing and amount of revenue recognized in our historical and future results of operations or financial position. Additional information about our revenue recognition policies is included in Note 2 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $33.1 million and $41.8 million at December 31, 2010 and 2009, respectively.

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

Historically, such estimation processes have proved to be materially accurate; however, our projections of probable check guarantee losses and anticipated recoveries are inherently uncertain and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. We recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $69.4 million and $83.3 million, respectively, for the years ended December 31, 2010 and 2009. A ten percent difference in our estimated check guarantee loss reserve net of estimated recoveries as of December 31, 2010 would have impacted 2010 net earnings by less than $2.0 million after-tax.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2010 and 2009, computer software, net of accumulated amortization, was $909.0 million and $932.7 million, respectively. Purchased software is recorded at cost and amortized using the straight line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over its estimated useful life. In determining useful lives, management considers historical results and technological trends which may influence the estimate. Useful lives for all computer software range from 3 to 10 years. Amortization expense for computer software was $195.1 million, $149.8 million and $149.9 million in 2010, 2009 and 2008, respectively. Included in discontinued operations in the Consolidated Statement of Earnings was amortization expense on computer software of $3.3 million, $0.7 million and $15.3 million for 2010, 2009 and 2008, respectively. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There are inherent uncertainties in determining the expected useful life or cash flows to be generated from computer software. While we have not historically experienced significant changes in these estimates we could be subject to such changes in the future.

Goodwill and Other Intangible Assets

We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, are complex and require a significant amount of management judgment. We generally engage independent valuation specialists to assist us in making fair value determinations. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our definite-lived intangible assets to determine whether such estimated useful lives continue to be appropriate. Additionally we review our indefinite-lived intangible assets to determine if there is any change in circumstances that may indicate the asset’s useful life is no longer indefinite.

We review the carrying value of goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The authoritative guidance requires us to perform a two-step impairment test on goodwill. First, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach utilizes earnings multiples of similarly situated guideline public companies. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the reporting unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge. Additionally, we estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value.

Determining the fair value of a reporting unit or acquired intangible assets with indefinite lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions and other assumptions.

During the year ended December 31, 2010, the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander was deemed impaired due to the exit of Banco Santander. Accordingly, we recorded a pre-tax impairment charge of $140.3 million in the third quarter of 2010. In addition, we recorded a $5.2 million impairment of intangible assets related to the discontinued operations of Participacoes, as discussed in Notes 3 and 9 to the Consolidated Financial Statements. For the year ended December 31, 2009, our analysis of indefinite-lived intangible assets indicated an impairment of certain trademarks which were discontinued as a result of the Company’s rebranding campaign initiated on October 1, 2009, following the acquisition of Metavante. Accordingly, we recorded a pre-tax impairment charge of $124.0 million in the fourth quarter of 2009. During the year ended December 31, 2008, we recorded a pre-tax impairment charge of $52.0 million to reduce the carrying value of a trademark related to our retail check business to its estimated fair value and included approximately $26.0 million of this charge in discontinued operations. Given the significance of our goodwill and intangible asset balances, an adverse change in fair value could result in an impairment charge, which could be material to our financial statements.

Accounting for Income Taxes

As part of the process of preparing the Consolidated Financial Statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within income tax expense in the Consolidated Statements of Earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We believe that our tax positions comply with applicable tax law and that we adequately provide for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that determination is made.

Related Party Transactions

We are a party to certain historical related party agreements with FNF, LPS and other related parties (see Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report).

Factors Affecting Comparability

Our Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:

•
In August 2010, we completed a leveraged recapitalization. Through a modified "Dutch Auction" tender offer, we repurchased 86.2 million shares of our common stock, including 6.4 million shares underlying previously unexercised stock options. The repurchased shares were added to treasury stock. The recapitalization was funded by incremental debt, as outlined under "Liquidity and Capital Resources - Financing".

•
On October 1, 2009, we acquired Metavante in a tax-free reorganization. Each outstanding share of Metavante common stock was converted into 1.35 shares, or approximately 163.6 million total shares, of FIS common stock. Outstanding Metavante stock options and other stock-based awards were converted into FIS stock options and stock-based awards using the same exchange ratio. The results of operations and financial position of Metavante are included in the Consolidated Financial Statements from the date of acquisition.

•
On July 2, 2008, we completed the LPS spin-off.  The results of operations of the Lender Processing Services segment through the July 2, 2008, spin-off date are reflected as discontinued operations in the Consolidated Statements of Earnings for all periods presented.

As a result of the above transactions, the results of operations and earnings per share in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Consolidated Results of Operations
(in millions, except per share amounts)

	2010	2009	2008
Processing and services revenues	$5,269.5	$3,711.1	$3,359.5
Cost of revenues	3,637.7	2,741.5	2,616.1
Gross profit	1,631.8	969.6	743.4
Selling, general, and administrative expenses	675.8	547.1	381.0
Impairment charges	154.9	136.9	26.0
Operating income	801.1	285.6	336.4
Other income (expense):
Interest income	6.4	3.4	6.3
Interest expense	(179.7)	(134.0)	(163.4)
Other income (expense), net	(11.5)	8.7	1.5
Total other income (expense)	(184.8)	(121.9)	(155.6)
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	616.3	163.7	180.8
Provision for income taxes	215.3	54.7	57.6
Equity in earnings (loss) of unconsolidated entities	—	—	(0.2)
Earnings from continuing operations, net of tax	401.0	109.0	123.0
Earnings (loss) from discontinued operations, net of tax	(43.1)	(0.5)	96.5
Net earnings	357.9	108.5	219.5
Net (earnings) loss attributable to noncontrolling interest	46.6	(2.6)	(4.7)
Net earnings attributable to FIS	$404.5	$105.9	$214.8
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.30	$0.45	$0.62
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.12)	(0.00)	0.50
Net earnings per share — basic attributable to FIS common stockholders	$1.17	$0.45	$1.12
Weighted average shares outstanding — basic	345.1	236.4	191.6
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.27	$0.44	$0.61
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.12)	(0.00)	0.50
Net earnings per share — diluted attributable to FIS common stockholders	$1.15	$0.44	$1.11
Weighted average shares outstanding — diluted	352.0	239.4	193.5
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$447.6	$106.4	$118.9
Earnings (loss) from discontinued operations, net of tax	(43.1)	(0.5)	95.9
Net earnings attributable to FIS	$404.5	$105.9	$214.8

Processing and Services Revenues

Processing and services revenues totaled $5,269.5 million, $3,711.1 million and $3,359.5 million in 2010, 2009 and 2008, respectively. The increase in revenue during 2010 of $1,558.4 million, or 42.0%, as compared to 2009 is primarily attributable to incremental revenues from the Metavante Acquisition and to a lesser extent the recognition of an $83.3 million termination fee in connection with Banco Santander's exit from the Brazilian Venture, revenue derived from 2010 acquisitions of $23.4 million, and a favorable foreign currency impact of $26.4 million resulting from a weaker U.S. Dollar. These increases were partially offset by declines in our paper-based retail check businesses. The increase in revenue during 2009 of $351.6 million, or 10.5%, as compared to 2008 is primarily attributable to the impact of the Metavante Acquisition, which contributed fourth quarter revenues of $404.1 million, partially offset by $53.7 million in unfavorable foreign currency impact resulting from a strengthening of the U.S. Dollar and other items referred to in the segment discussion below.

Cost of Revenues and Gross Profit

Cost of revenues totaled $3,637.7 million, $2,741.5 million and $2,616.1 million in 2010, 2009 and 2008, respectively, resulting in gross profit of $1,631.8 million, $969.6 million and $743.4 million in 2010, 2009 and 2008, respectively. Gross profit as a percentage of revenues (“gross margin”) was 31.0%, 26.1% and 22.1% in 2010, 2009 and 2008, respectively. The increase in cost of revenues of $896.2 million in the 2010 period as compared to the 2009 period is directly attributable to the revenue variances addressed above. The increase in gross margin of 490 basis points for 2010 over 2009 was driven by the termination fee received in connection with Banco Santander's exit from the Brazilian Venture, as well as the continuing results from the cost synergy initiatives associated with the Metavante Acquisition. The increase in cost of revenues of $125.4 million in the 2009 period as compared to the 2008 period is directly attributable to the revenue variances addressed above. The increase in gross margin of 400 basis points for 2009 over 2008 was driven by the Company’s continued effort to reduce costs and improve operating efficiency, coupled with the initial results from the cost synergy initiatives associated with the Metavante Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $675.8 million, $547.1 million and $381.0 million for 2010, 2009 and 2008, respectively. The increase of $128.7 million in 2010 as compared to 2009 was primarily due to incremental costs associated with the Metavante operations, partially offset by a $10.1 million recovery in the 2010 third quarter of previously incurred legal costs as the result of a favorable court ruling and by lower integration and merger-related charges and stock-based compensation. The increase of $166.1 million in 2009 as compared to 2008 was primarily due to: (a) restructuring, integration and merger-related charges, including professional and advisory fees, severance, incentive bonuses and lease adjustments contributing $108.5 million of the year-over-year increase and (b) incremental costs associated with the Metavante Acquisition. Stock-based compensation increased from $51.6 million in 2008 to $71.0 million in 2009. Stock-based compensation in the 2009 period included vesting acceleration charges of $29.2 million due to change-in-control provisions triggered by the Metavante Acquisition and $4.5 million for new merger related grants. By comparison, the 2008 period included charges of $14.1 million for the accelerated vesting of all stock awards held by eFunds employees assumed in the eFunds Acquisition and $2.6 million relating to the acceleration, upon termination, of certain unvested executive stock awards.

Impairment Charges

Impairment charges totaled $154.9 million, $136.9 million and $26.0 million for 2010, 2009 and 2008, respectively. The 2010 charges relate to impairments resulting from the exit of Banco Santander from the Brazilian Venture, including $140.3 million representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander, and the net unamortized balance of $14.6 million for certain capitalized software development costs incurred exclusively for use in processing Banco Santander card activity. The 2009 charges relate primarily to the introduction of a new brand identity in conjunction with the Metavante merger, giving rise to the impairment of a number of previously acquired trademarks. The 2009 period also included charges related to impairment of certain capitalized software assets totaling approximately $12.9 million. The 2008 period included charges of $26.0 million to reduce the carrying value of a trademark related to our retail check business to its estimated fair value.

Operating Income

Operating income totaled $801.1 million, $285.6 million and $336.4 million for 2010, 2009 and 2008, respectively. Operating income as a percentage of revenue (“operating margin”) was 15.2%, 7.7% and 10.0% for 2010, 2009 and 2008, respectively. The increase in operating margin for 2010 as compared to the 2009 period was driven by termination fees received in connection with Banco Santander's exit from the Brazilian Venture, synergies, cost containment initiatives, gross margin improvements and lower stock compensation charges, partially offset by higher integration and merger related charges incurred during the 2010 period. The decrease in operating margin for 2009 as compared to 2008 was driven by the impairment charges noted above and increased restructuring, integration and merger-related charges associated with the Metavante Acquisition.

Total Other Income (Expense)

Total other income (expense) totaled $(184.8) million, $(121.9) million and $(155.6) million for 2010, 2009 and 2008, respectively. The two primary components of total other income (expense) are interest expense and, for the 2010 period, costs relating to the leveraged recapitalization. The increase of $45.7 million in interest expense in 2010 as compared to 2009 results from higher overall debt levels as a result of our recapitalization during 2010 and higher interest rates on our debt. The 2010 period includes $13.7 million of debt extinguishment expenses, the write-off of certain previously capitalized debt issuance costs and fees and other expenses relating to our leveraged recapitalization. The 2010 period also includes the forgiveness of $19.4 million of notes payable representing additional consideration which was to be paid to the banks in the Brazilian Venture upon migration of their card portfolios and an extinguishment gain of $5.7 million from the restructuring of the remaining Banco Bradesco notes in conjunction with other revisions to the Brazilian Venture agreements (see Note 6 to the Consolidated Financial Statements). The decrease of $29.4 million in interest expense in 2009 as compared to 2008 resulted from: (a) lower interest rates on our debt; (b) a $9.3 million make-whole premium in 2008 on the redemption of certain eFunds Notes; and (c) the $12.4 million write-off of debt issuance costs in 2008 associated with the term loans retired in conjunction with the LPS spin-off.

Provision for Income Taxes

Income tax expense from continuing operations totaled $215.3 million, $54.7 million and $57.6 million for 2010, 2009 and 2008, respectively. This resulted in an effective tax rate on continuing operations of 34.9%, 33.4% and 31.9% for 2010, 2009 and 2008, respectively. The net change in the 2010 period overall effective tax rate is primarily related to a larger proportion of domestic pre-tax income versus foreign-source income due primarily to the Metavante Acquisition, partially offset by the utilization of foreign tax credits. The increase in the 2009 period overall effective tax rate as compared to the 2008 period is primarily related to the impact of the LPS spin-off in the 2008 period.

Earnings (Loss) from Discontinued Operations

During the 2010, 2009 and 2008 periods, certain operations are classified as discontinued. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Consolidated Statements of Earnings. During the third quarter of 2010, we determined that we will pursue strategic alternatives for Participacoes. In January 2010, we closed on the sale of ClearPar. In October 2008, we sold Certegy Australia, Ltd. In July 2008, we spun off LPS. The table below outlines the components of discontinued operations for the 2010, 2009 and 2008 periods, net of tax. See also Note 3 to the Consolidated Financial Statements.

	2010	2009	2008

Impairment charges- Participacoes	$(16.6)	$—	$—
Impairment charges - Certegy Australia	—	(18.2)	—
Participacoes operations	(25.2)	(5.1)	(8.4)
LPS operations	—	—	112.4
Certegy Australia operations	—	23.9	(12.3)
Other	(1.3)	(1.1)	4.8
Total discontinued operations	$(43.1)	$(0.5)	$96.5

     Net (Earnings) Loss Attributable to Noncontrolling Interest
     Net (earnings) loss attributable to noncontrolling interest totaled $46.6 million, $(2.6) million and $(4.7) million for 2010, 2009 and 2008, respectively. The 2010 year included after tax charges totaling $50.1 million relating to the minority partner's proportionate share of the write-off of capitalized software development costs and of the impairment to the unamortized contract intangible asset resulting from the exit of Banco Santander from the Brazilian Venture. See Note 6 to the Consolidated Financial Statements.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $447.6 million, $106.4 million and $118.9 million for 2010, 2009 and 2008, respectively, or $1.27, $0.44 and $0.61 per diluted share, respectively, due to the factors described above.

Segment Results of Operations

Financial Solutions Group

	2010	2009	2008
	(In millions)
Processing and services revenues	$1,890.8	$1,260.0	$1,135.8
Operating income	$670.1	$417.7	$355.7
Operating margin	35.4%	33.2%	31.3%

Revenues for FSG totaled $1,890.8 million, $1,260.0 million and $1,135.8 million for 2010, 2009 and 2008, respectively. The overall segment increase of $630.8 million in 2010 as compared to 2009 resulted primarily from incremental Metavante revenues and to a lesser extent increased demand for professional services and software licenses. The overall segment increase of $124.2 million in 2009 as compared to 2008 resulted primarily from incremental fourth quarter Metavante revenues of $154.2 million, partially offset by lower software license and professional services revenue.

Operating income for FSG totaled $670.1 million, $417.7 million and $355.7 million for 2010, 2009 and 2008, respectively. Operating margin was approximately 35.4%, 33.2% and 31.3% for 2010, 2009 and 2008, respectively. The increase in operating income in 2010 as compared to 2009 primarily resulted from incremental Metavante 2010 operating income and the increase in operating margin is due to continuing results from the synergy initiatives associated with the Metavante Acquisition. The increase in 2009 as compared to 2008 primarily resulted from the fourth quarter impact of the Metavante Acquisition and improved operating margins due to targeted cost reductions.

Payment Solutions Group

	2010	2009	2008
	(In millions)
Processing and services revenues	$2,478.1	$1,741.9	$1,526.3
Operating income	$835.0	$475.6	$353.8
Operating margin	33.7%	27.3%	23.2%

Revenues for PSG totaled $2,478.1 million, $1,741.9 million and $1,526.3 million for 2010, 2009 and 2008, respectively. The overall segment increase of $736.2 million in 2010 as compared to 2009 resulted primarily from incremental Metavante 2010 revenues. Additionally, growth in electronic payment solutions was offset by lower item processing and retail check activity. The overall segment increase of $215.6 million in 2009 as compared to 2008 resulted primarily from incremental fourth quarter Metavante revenues of $258.1 million, partially offset by reduced termination fees and lower item processing, prepaid card and retail check activity.

Operating income for PSG totaled $835.0 million, $475.6 million and $353.8 million for 2010, 2009 and 2008, respectively. Operating margin was approximately 33.7%, 27.3% and 23.2% for 2010, 2009 and 2008, respectively. The increase in operating income and operating margin in the 2010 period as compared to the 2009 period primarily resulted from incremental Metavante 2010 operating income and realized cost savings. The increase in the 2009 period as compared to the 2008 period primarily resulted from increased operating efficiencies and targeted cost reductions.

International Solutions Group

	2010	2009	2008
	(In millions)
Processing and services revenues	$917.0	$724.3	$699.9
Operating income	$71.1	$121.9	$79.3
Operating margin	7.8%	16.8%	11.3%

Revenues for ISG totaled $917.0 million, $724.3 million and $699.9 million for 2010, 2009 and 2008, respectively. The overall segment increase of $192.7 million in 2010 as compared to 2009 resulted from growth driven by increased payment volumes in Brazil, growth in professional services, higher license revenue and incremental revenues from the Metavante Acquisition. The 2010 period also included an $83.3 million termination fee received as a result of Banco Santander's exit from the Brazilian Venture and a $26.4 million favorable foreign currency impact resulting from a weaker U.S. Dollar during 2010. The overall segment increase of $24.4 million in 2009 as compared to 2008 primarily resulted from an increase in core processing revenue driven by strong services revenue and volumes in the Asia Pacific and EMEA regions and payments revenue driven by organic growth across all regions, partially offset by unfavorable currency effects of $53.7 million.

Operating income for ISG totaled $71.1 million, $121.9 million and $79.3 million for 2010, 2009 and 2008, respectively. Operating margin was 7.8%, 16.8% and 11.3% for 2010, 2009 and 2008, respectively. The decrease in operating income and margin in 2010 as compared to 2009 resulted from the impairment charges of $154.9 million attributable to Banco Santander's exit from the Brazilian Venture previously addressed above under total Company Impairment Charges, partially offset by the $83.3 million termination fee received as a result of Banco Santander's exit from the Brazilian Venture. The increase in operating income and margin in 2009 as compared to 2008 primarily results from improved scale and efficiencies within operations.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $775.1 million, $729.6 million and $452.4 million in 2010, 2009 and 2008, respectively. The overall Corporate and Other increase of $45.5 million for 2010 as compared to 2009 is primarily due to the incremental costs associated with the Metavante operations and merger related charges, partially offset by the recovery of previously incurred legal costs as the result of a favorable court ruling, as addressed above under total Company Selling, General and Administrative Expense. The overall Corporate and Other increase of $277.2 million for 2009 as compared to 2008 is primarily due to the restructuring, integration and merger related charges, impairment charges to trademarks and certain capitalized software assets and incremental costs associated with the Metavante Acquisition as addressed above under total Company Selling, General and Administrative Expenses and Impairment Charges.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.

At December 31, 2010, we had cash and cash equivalents of $338.0 million and debt of $5,192.1 million, including the current portion. Of the $338.0 million cash and cash equivalents, approximately $176.1 million is held by our foreign entities. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.

We currently pay a $0.05 per common share dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share is payable March 31, 2011 to shareholders of record as of the close of business on March 17, 2011.

Cash Flows from Operations

Cash flows from operations were $1,071.3 million, $714.1 million and $596.4 million in 2010, 2009 and 2008 respectively. Cash flows from operations increased $357.2 million in 2010 primarily due to higher earnings from operations. Cash flows from operations in 2008 include cash flows from LPS of $136.7 million. Excluding the 2008 impact of LPS, cash flows from operations increased in 2009 by $254.4 million due to higher earnings before consideration of the impairment charges, better working capital management during the 2009 period and the collection of $73.5 million of receivables retained after the sale of Certegy Australia Ltd.

Capital Expenditures

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $314.0 million, $212.5 million and $255.4 million on capital expenditures during the years ended December 31, 2010, 2009 and 2008, respectively, including approximately $25.4 million during 2008 related to discontinued operations including LPS prior to the spin-off. We expect to spend approximately 6% of 2011 revenue on capital expenditures, including integration capital for acquisitions.

Financing

On January 18, 2007, FIS entered into a syndicated credit agreement, which was amended on July 30, 2007, and amended and restated on June 29, 2010 (the “FIS Credit Agreement”). The FIS Credit Agreement, as of December 31, 2010, provides total committed capital of $4,781.9 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million (together, the “Revolving Loan”), consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012, and $921.4 million in revolving credit capacity maturing on July 18, 2014; (2) an aggregate of $3,748.2 million of term notes consisting of $350.0 million maturing on January 18, 2012 (“Term Loan A-1”), $1,900.0 million maturing on July 18, 2014 (“Term Loan A-2”), (3) $1,496.3 million maturing on July 18, 2016 ("Term Loan B") and (4) an aggregate of $1.9 million of term notes (the “LCPI Loans”) maturing on July 18, 2014. As of December 31, 2010, the outstanding principal balance of the Revolving Loan was $305.0 million, with $713.7 million of borrowing capacity remaining thereunder (net of $15.0 million in outstanding letters of credit issued under the Revolving Loan). See Item 7A for information regarding the interest rates of the loans.

On November 1, 2007, Metavante entered into a credit agreement, which was amended on October 1, 2009 (as amended, the “MV Credit Agreement”). On July 16, 2010, FIS repaid in full the outstanding term loans under the MV Credit Agreement and terminated that credit facility.

On October 1, 2009, contemporaneous with the closing of the Metavante merger, FIS obtained $500.0 million of term loans (the “Term Loan C”), which have subsequently been paid in full.

Also on October 1, 2009, FIS entered into an agreement to sell certain of its accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable and financing entity (the “SPV”), which was exclusively engaged in purchasing receivables from FIS. FIS maintained effective control over the receivables sold to the SPV. Thus, the SPV is included in our consolidated financial statements. FIS terminated the AR Facility, effective on December 17, 2010, with no further receivables being sold to the SPV as of that date.

On July 16, 2010, FIS entered into a Joinder Agreement (the "Joinder Agreement") under which FIS issued a new tranche of term loans under the FIS Credit Agreement in an aggregate principal amount of $1.5 billion (the "Term Loan B"). The Term Loan B is subject in all material respects to the provisions applicable to other term loans under the FIS Credit Agreement. Interest on the Term Loan B will be generally payable at LIBOR plus 3.75% per annum (with LIBOR subject to a floor of 1.50%).

FIS may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the applicable maturity of the tranches included in the Revolving Loan. FIS must make quarterly principal payments under the Term Loan A-1 of $11.3 million per quarter from March 31, 2011 through September 30, 2011, with the remaining balance payable on January 18, 2012. As of December 31, 2010, FIS had made principal prepayments under the Term Loan A-1 of $12.7 million which fully satisfied the required payment obligation of $11.3 million scheduled for March 31, 2011 and reduced the obligation payable on June 30, 2011 by $1.4 million. FIS must make quarterly principal payments under the Term Loan A-2 of $50.1 million per quarter from March 31, 2011 through December 31, 2012, and $75.1 million per quarter from March 31, 2013 through March 31, 2014, with the remaining principal balance payable on July 18, 2014. As of December 31, 2010, FIS had made principal prepayments under the Term Loan A-2 of $3.4 million, reducing the payment obligation scheduled for March 31, 2011 by the same amount. FIS must make quarterly principal payments under the Term Loan B of $3.8 million per quarter from March 31, 2011 through June 30, 2016, with the remaining principal balance payable on July 18, 2016.

The FIS Credit Agreement is subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all covenants related to the FIS Credit Agreement at December 31, 2010.

On July 16, 2010, FIS completed offerings of $600.0 million aggregate principal amount of 7.625% Senior Notes due 2017 (the "2017 Notes") and $500.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the "2020 Notes" and together with the 2017 Notes, the "Notes"). FIS issued the Notes in two separate series under an indenture dated as of July 16, 2010 among FIS, FIS' domestic subsidiaries that guaranteed the FIS Credit Agreement (the "Guarantors") and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. We have since completed an exchange offer under which we exchanged identical notes that were SEC registered for the Notes.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of December 31, 2010 (in millions). There are no mandatory principal payments on the Revolving Loan; any balance outstanding on the Revolving Loan will be due and payable at the applicable scheduled maturity date of the respective tranches thereof:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2011	$21.3	$197.0	$15.0	$—	$—	$233.3
2012	328.7	200.4	15.0	—	—	544.1
2013	—	300.4	15.0	—	—	315.4
2014	—	1,202.2	15.0	—	—	1,217.2
2015	—	—	15.0	—	—	15.0
Thereafter	—	—	1,421.3	600.0	500.0	2,521.3
Total	$350.0	$1,900.0	$1,496.3	$600.0	$500.0	$4,846.3

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 69% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of December 31, 2010, would be about $105.6 million.

As of December 31, 2010, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our term loans from variable to fixed (see Item 7A).

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

Contractual Obligations

FIS’ long-term contractual obligations generally include its long-term debt and operating lease payments on certain of its property and equipment. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2010 (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$256.9	$578.7	$315.4	$1,504.8	$15.0	$2,521.3	$5,192.1
Operating leases	65.1	47.6	35.7	27.8	24.3	78.1	278.6
Data processing and maintenance and purchase commitments	145.5	126.7	117.0	62.9	36.0	66.2	554.3
Total	$467.5	$753.0	$468.1	$1,595.5	$75.3	$2,665.6	$6,025.0

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

Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). This new standard revised the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminated the use of the residual method of revenue recognition and requires the allocation of consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. FIS early adopted the provisions of ASU 2009-13 prospectively for all new and materially modified arrangements entered into on or after January 1, 2010. See also Note 2 to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risks

Market Risk

We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments, including interest rate swaps and foreign currency forward exchange contracts, to manage interest rate and foreign currency risk. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps.
The Notes represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the Notes was $1,100.0 million at December 31, 2010. The fair value of the Notes was approximately $1,172.3 million at December 31, 2010. The potential reduction in fair value of the Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase the Notes before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or financial condition.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement. As of December 31, 2010, we are paying interest on our Term Loan A-1 of LIBOR plus 1.00%, on our Term Loan A-2 of LIBOR plus an applicable margin of up to 2.50% based upon the Company's leverage ratio as defined in the FIS Credit Agreement, and on our Term Loan B at generally LIBOR plus 3.75% (with LIBOR subject to a 1.50% floor). Prior to the June 29, 2010 amendment and extension, interest on the Revolving Loan was payable at LIBOR plus up to 1.00% (Eurocurrency Borrowings), Fed-funds plus up to 1.00% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus a facility fee of up to 0.25%. The pre-amendment pricing continues to apply for the portion of the Revolving Loan that matures in January 2012, consisting of approximately $112.3 million of commitments. Interest on the portion of the Revolving Loan that matures in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.50%, based upon the Company's leverage ratio, and is subject to an unused commitment fee of 0.50%. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under these credit agreements, after we include the impact of our interest rate swaps, by $3.4 million (based on principal amounts outstanding at December 31, 2010). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2010, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of December 31, 2010, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loan A outstanding as of December 31, 2009, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $7.0 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of December 31, 2010, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective Date	Termination Date	Notional Amount		Bank Pays Variable Rate of	FIS pays Fixed Rate of
April 12, 2010	April 11, 2011	$200.0		1 Month Libor (2)	0.76% (4)
October 20, 2009	April 20, 2011	700.0		1 Month Libor (2)	0.99% (4)
February 1, 2010	May 1, 2011	250.0		1 Month Libor (2)	0.75% (4)
February 1, 2010	May 1, 2011	150.0		1 Month Libor (2)	0.74% (4)
December 11, 2009	June 13, 2011	200.0		1 Month Libor (2)	0.91% (4)
February 1, 2008	February 1, 2012	400.0	(1)	3 Month Libor (3)	3.87% (4)
February 1, 2008	February 1, 2012	200.0		3 Month Libor (3)	3.44% (4)
November 1, 2010	November 1, 2012	150.0		1 Month Libor (2)	0.50% (4)
February 1, 2011	February 1, 2013	200.0		1 Month Libor (2)	0.62% (4)
May 3, 2011	May 1, 2013	400.0		1 Month Libor (2)	0.73% (4)
		$2,850.0
_________________________

(1)	Notional value amortizes from $400.0 million to $200.0 million on February 1, 2011.

(2)	0.26% in effect at December 31, 2010.

(3)	0.30% in effect at December 31, 2010.

(4)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges for accounting purposes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term and Revolving Loans. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps.

Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are denominated in currencies of major industrial countries.
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $833.7 million in revenues, excluding the termination fee of $83.3 million paid by Banco Santander to exit the Brazilian Venture, during the year ended December 31, 2010, of which approximately $709.2 million were denominated in currencies other than the U.S. Dollar. The major currencies to which we are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenues for the years ended December 31, 2010 and 2009 (in millions):

Currency	2010	2009
Real	$32.5	$28.2
Euro	18.6	19.1
Pound Sterling	9.0	6.4
Total impact	$60.1	$53.7
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations' revenues and expenses are generally denominated in local currency which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. During 2010, we entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. At December 31, 2010, the notional amount of these derivatives was approximately $56.5 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Information Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 25, 2011
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 25, 2011
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$338.0	$430.9
Settlement deposits	35.9	50.8
Trade receivables, net	856.1	765.4
Settlement receivables	157.3	62.5
Other receivables	38.7	30.9
Receivable from related parties	33.5	32.0
Prepaid expenses and other current assets	138.0	141.2
Deferred income taxes	58.1	80.9
Assets held for sale	17.4	71.5
Total current assets	1,673.0	1,666.1
Property and equipment, net	390.0	375.9
Goodwill	8,550.0	8,232.9
Intangible assets, net	2,202.9	2,396.8
Computer software, net	909.0	932.7
Deferred contract costs	254.2	261.4
Other noncurrent assets	182.7	131.8
Total assets	$14,161.8	$13,997.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$577.3	$523.2
Due to Brazilian Venture partners	—	73.0
Settlement payables	140.6	122.3
Current portion of long-term debt	256.9	236.7
Deferred revenues	268.6	279.5
Liabilities held for sale	42.5	—
Total current liabilities	1,285.9	1,234.7
Deferred revenues	86.3	104.8
Deferred income taxes	859.3	915.9
Long-term debt, excluding current portion	4,935.2	3,016.6
Due to Brazilian Venture partner	47.9	—
Other long-term liabilities	385.6	207.0
Total liabilities	7,600.2	5,479.0
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200.0 shares authorized, none issued and outstanding at December 31, 2010 and 2009	—	—
Common stock $0.01 par value; 600.0 shares authorized, 382.7 and 381.1 shares issued at December 31, 2010 and 2009, respectively	3.8	3.8
Additional paid in capital	7,199.7	7,345.1
Retained earnings	1,471.2	1,134.6
Accumulated other comprehensive earnings (loss)	87.9	82.2
Treasury stock, $0.01 par value, 80.8 and 6.6 shares at December 31, 2010 and 2009, respectively	(2,359.4)	(256.8)
Total FIS stockholders’ equity	6,403.2	8,308.9
Noncontrolling interest	158.4	209.7
Total equity	6,561.6	8,518.6
Total liabilities and equity	$14,161.8	$13,997.6
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In millions, except per share amounts)
Processing and services revenues (for related party activity see note 4)	$5,269.5	$3,711.1	$3,359.5
Cost of revenues (for related party activity see note 4)	3,637.7	2,741.5	2,616.1
Gross profit	1,631.8	969.6	743.4
Selling, general, and administrative expenses (for related party activity see note 4)	675.8	547.1	381.0
Impairment charges	154.9	136.9	26.0
Operating income	801.1	285.6	336.4
Other income (expense):
Interest income	6.4	3.4	6.3
Interest expense	(179.7)	(134.0)	(163.4)
Other income, net	(11.5)	8.7	1.5
Total other income (expense)	(184.8)	(121.9)	(155.6)
Earnings from continuing operations before income taxes and equity in losses of unconsolidated entities	616.3	163.7	180.8
Provision for income taxes	215.3	54.7	57.6
Equity in losses of unconsolidated entities	—	—	(0.2)
Earnings from continuing operations, net of tax	401.0	109.0	123.0
Earnings (loss) from discontinued operations, net of tax	(43.1)	(0.5)	96.5
Net earnings	357.9	108.5	219.5
Net (earnings) loss attributable to noncontrolling interest	46.6	(2.6)	(4.7)
Net earnings attributable to FIS	$404.5	$105.9	$214.8
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.30	$0.45	$0.62
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.12)	(0.00)	0.50
Net earnings per share — basic attributable to FIS common stockholders	$1.17	$0.45	$1.12
Weighted average shares outstanding — basic	345.1	236.4	191.6
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.27	$0.44	$0.61
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.12)	(0.00)	0.50
Net earnings per share — diluted attributable to FIS common stockholders	$1.15	$0.44	$1.11
Weighted average shares outstanding — diluted	352.0	239.4	193.5
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$447.6	$106.4	$118.9
Earnings (loss) from discontinued operations, net of tax	(43.1)	(0.5)	95.9
Net earnings attributable to FIS	$404.5	$105.9	$214.8
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Earnings
Years ended December 31, 2010, 2009 and 2008

			Amount
			FIS Stockholders
	Number of Shares
	Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Noncontroling Interest	Comprehensive Earnings	Total Equity
	(In millions)
Balances, December 31, 2007	199.0	(4.3)	$2.0	$3,038.2	$899.5	$53.4	$(211.9)	$14.2		$3,795.4
LPS spin-off	—	—	—	(105.0)	—	—	—	—	—	(105.0)
Issuance of restricted stock	1.2	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	1.1	—	(26.0)	—	—	45.2	—	—	19.2
Stock-based compensation	—	—	—	60.7	—	—	—	—	—	60.7
Cash dividends declared ($0.20 per share) and other	—	—	—	—	(38.2)	—	—	—	—	(38.2)
Purchases of treasury stock	—	(6.1)	—	—	—	—	(236.1)	—	—	(236.1)
Brazilian Venture	—	—	—	—	—	—	—	153.3		153.3
Other	—	—	—	(8.1)	—	—	—	(8.0)	—	(16.1)
Comprehensive earnings:
Net earnings	—	—	—	—	214.8	—	—	4.7	219.5	219.5
Other comprehensive earnings, net of tax:
Pension liability adjustment	—	—	—	—	—	(4.0)	—	—	(4.0)	(4.0)
Unrealized loss on investments and derivatives, net	—	—	—	—	—	(27.9)	—	—	(27.9)	(27.9)
Unrealized loss on foreign currency translation	—	—	—	—	—	(123.8)	—	—	(123.8)	(123.8)
Comprehensive earnings									$63.8
Balances, December 31, 2008	200.2	(9.3)	$2.0	$2,959.8	$1,076.1	$(102.3)	$(402.8)	$164.2		$3,697.0
Shares issued Metavante acquisition	163.6	—	1.6	4,181.9	—	—	—	—	—	4,183.5
Shares issued to FNF and THL	16.1	—	0.2	241.5	—	—	—	—	—	241.7
Noncontrolling interest assumed through Metavante acquisition	—	—	—	—	—	—	—	23.4	—	23.4
Issuance of restricted stock	1.2	—	—	4.3	—	—	—	—		4.3
Exercise of stock options	—	3.7	—	(121.7)	—	—	171.0	—	—	49.3
Shares held for taxes	—	(1.0)	—	—	—	—	(25.0)	—	—	(25.0)
Tax benefit associated with exercise of stock options	—	—	—	2.8	—	—	—	—	—	2.8
Stock-based compensation	—	—	—	71.0	—	—	—	—	—	71.0
Cash dividends declared ($0.20 per share) and other	—	—	—	—	(47.4)	—	—	(2.3)	—	(49.7)
Brazilian Venture	—	—	—	5.5	—	—	—	5.2		10.7
Comprehensive earnings:
Net earnings	—	—	—	—	105.9	—	—	2.6	108.5	108.5
Other comprehensive earnings, net of tax:
Pension liability adjustment	—	—	—	—	—	(0.2)	—	—	(0.2)	(0.2)
Unrealized gain on investments and derivatives, net	—	—	—	—	—	47.6	—	—	47.6	47.6
Unrealized gain on foreign currency translation	—	—	—	—	—	137.1	—	16.6	153.7	153.7
Comprehensive earnings									$309.6
Balances, December 31, 2009	381.1	(6.6)	$3.8	$7,345.1	$1,134.6	$82.2	$(256.8)	$209.7		$8,518.6
Issuance of restricted stock	1.6	—	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	13.6	—	(228.1)	—	—	442.9	—	—	214.8
Tax benefit associated with exercise of stock options	—	—	—	22.3	—	—	—	—	—	22.3
Stock-based compensation	—	—	—	58.7	—	—	—	—	—	58.7
Cash dividends declared ($0.20 per share) and other	—	—	—	—	(67.9)	—	—	(8.1)	—	(76.0)
Purchases of treasury stock	—	(87.8)	—	—	—	—	(2,545.5)	—	—	(2,545.5)
Other	—	—	—	1.7	—	—	—	(1.1)	—	0.6
Comprehensive earnings:
Net earnings	—	—	—	—	404.5	—	—	(46.6)	357.9	357.9
Other comprehensive earnings, net of tax:
Pension liability adjustment	—	—	—	—	—	0.1	—	—	0.1	0.1
Unrealized gain (loss) on investments and derivatives, net	—	—	—	—	—	(0.1)	—	—	(0.1)	(0.1)
Unrealized gain on foreign currency translation	—	—	—	—	—	5.7	—	4.5	10.2	10.2
Comprehensive earnings	—	—	—	—	—	—	—	—	$368.1
Balances, December 31, 2010	382.7	(80.8)	$3.8	$7,199.7	$1,471.2	$87.9	$(2,359.4)	$158.4		$6,561.6

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In millions)
Cash flows from operating activities:
Net earnings	$357.9	$108.5	$219.5
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	619.5	434.0	439.4
Amortization of debt issue costs	13.7	5.0	16.8
Asset impairment charges	197.3	136.9	26.0
Gain on note foregiveness	(19.4)	—	—
Other operating activity	(1.7)	8.0	33.6
Stock-based compensation	58.7	71.0	60.7
Deferred income taxes	(55.7)	(60.2)	37.8
Excess income tax benefit from exercise of stock options	(22.3)	(2.8)	—
Equity in losses of unconsolidated entities	—	—	2.3
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(21.3)	92.7	(39.1)
Settlement activity	(61.8)	5.3	8.1
Prepaid expenses and other assets	8.6	30.7	(12.7)
Deferred contract costs	(56.9)	(58.7)	(62.1)
Deferred revenue	(25.3)	50.3	9.6
Accounts payable, accrued liabilities, and other liabilities	80.0	(106.6)	(143.5)
Net cash provided by operating activities	1,071.3	714.1	596.4

Cash flows from investing activities:
Additions to property and equipment	(132.8)	(52.5)	(76.7)
Additions to computer software	(181.2)	(160.0)	(178.7)
Collection of FNF note	—	5.9	—
Investment in Brazilian Venture	—	—	(25.7)
Net proceeds from sale of assets	71.5	19.5	32.6
Acquisitions, net of cash acquired	(403.2)	435.9	(19.9)
Other investing activities	1.5	—	(4.7)
Net cash provided by (used in) investing activities	(644.2)	248.8	(273.1)

Cash flows from financing activities:
Borrowings	11,015.5	4,619.0	5,160.0
Repayment of borrowings	(9,082.6)	(5,606.1)	(5,337.3)
Capitalized debt issuance costs	(70.8)	(2.0)	—
Stock issued under investment agreement for Metavante acquisition	—	241.7	—
Excess income tax benefit from exercise of stock options	22.3	2.8	—
Proceeds from exercise of stock options	214.8	24.3	19.2
Treasury stock purchases	(2,545.5)	—	(236.1)
Dividends paid and other distributions	(76.0)	(49.7)	(38.2)
Cash transferred in LPS spin-off	—	—	(20.8)
Noncontrolling interest contribution to Brazilian Venture	—	—	14.8
Other financing activity	3.3	—	—
Net cash used in financing activities	(519.0)	(770.0)	(438.4)
Effect of foreign currency exchange rates on cash	(1.0)	17.1	(19.3)
Net increase (decrease) in cash and cash equivalents	(92.9)	210.0	(134.4)
Cash and cash equivalents, beginning of year	430.9	220.9	355.3
Cash and cash equivalents, end of year	$338.0	$430.9	$220.9
Cash paid for interest	$131.1	$155.1	$197.5
Cash paid for income taxes	$235.5	$133.3	$57.4
Noncash distribution of net assets of LPS	$—	$—	$84.2
Retirement of Term Loan B in connection with LPS spin-off	$—	$—	$1,585.0
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless stated otherwise or the context otherwise requires all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., which was the surviving legal entity in the Certegy Merger; all references to "Metavante" are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS on September 12, 2007; all references to "Capco" are to The Capital Markets Company NV, as acquired by FIS on December 2, 2010; all references to “Old FNF” are to Fidelity National Financial, Inc., which owned a majority of the Company’s shares through November 9, 2006; all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective; and all references to “LPS” are to Lender Processing Services, Inc., a former wholly-owned subsidiary of FIS which was spun-off as a separate publicly traded company on July 2, 2008 (Note 3).

(1)	Basis of Presentation

FIS is one of the world's largest global providers dedicated to banking and payments technologies. We offer financial institution core processing, card issuer and transaction processing services, including the NYCE Network, a leading national electronic funds transfer (EFT) network. Our business operations and organizational structure result from the February 1, 2006, business combination of FIS and Certegy (the "Certegy Merger"). FIS was viewed as the acquirer for accounting purposes, and our financial statements and other disclosures for periods prior to the Certegy Merger treat FIS as our predecessor company. Immediately after the Certegy Merger, the name of the SEC registrant was changed to Fidelity National Information Services, Inc.

Subsequent to the LPS spin-off (Note 3), we began reporting the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other. All prior periods presented have been conformed to reflect the segment changes.

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

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company’s payment processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or electronic benefit transactions (EBT) and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due to the Company are included in cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value. At December 31, 2010, we had cash and cash equivalents of $338.0 million of which approximately $176.1 million is held by our foreign entities.

(c)	Fair Value Measurements

Fair Value of Financial Instruments

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt is estimated to be approximately $110.8 million higher than the carrying value as of December 31, 2010 and $126.0 million lower than the carrying value as of December 31, 2009. These estimates are based on values of trades of our debt in close proximity to year end, which are considered Level 2-type measurements, as discussed below. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign exchange forward contracts. Derivative instruments are valued using Level 2-type measurements.

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

Level 2.  Inputs to the valuation methodology include:

•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in inactive markets;
•Inputs other than quoted prices that are observable for the asset or liability;

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

Nonrecurring Fair Value Measurements

Generally accepted accounting principles require that, subsequent to their initial recognition, certain assets be reviewed for impairment on a nonrecurring basis by comparison to their fair value. As more fully discussed in their respective subheadings below, this includes goodwill, long-lived assets, intangible assets and computer software. Following is a summary of the fair value measurement impairments recognized in 2010 and 2009 for assets measured at fair value on a nonrecurring basis:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010 Impairments Resulting from Fair Value Measurement
	Valuation Determined by Quoted Prices in Active Markets	Valuation Techniques Based on Observable Market Data	Valuation Techniques Incorporating Information Other Than Observable Market Data
	(Level 1)	(Level 2)	(Level 3)	Total Impairment
Asset Category:
Intangible assets, net (Note 9)	$—	$—	$140.3	$140.3
Computer software, net (Note 10)	—	—	14.6	14.6
Other noncurrent assets (1)	17.4	—	—	17.4
Total	$17.4	$—	$154.9	$172.3

(1)	Impairment included in other income, net.

The table above excludes $25.0 million of impairment charges related to the write down of property and equipment and intangible assets related to Fidelity National Participacoes Ltda. (“Participacoes”) classified as discontinued operations in the Consolidated Statement of Earnings (Note 3).

	2009 Impairments Resulting from Fair Value Measurement
	Valuation Determined by Quoted Prices in Active Markets	Valuation Techniques Based on Observable Market Data	Valuation Techniques Incorporating Information Other Than Observable Market Data
	(Level 1)	(Level 2)	(Level 3)	Total Impairment
Asset Category:
Intangible assets, net (Note 9)	$—	$—	$124.0	$124.0
Computer software, net (Note 10)	—	—	12.9	12.9
Total	$—	$—	$136.9	$136.9

(d)	Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging. During 2010, 2009 and 2008, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s Term and Revolving Loans (Note 13). The Company’s existing cash flow hedges are highly effective and there was no impact on 2010 earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2010, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. During 2010, we entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. At December 31, 2010, the notional amount of these derivatives was approximately $56.5 million and the fair value was nominal. These derivatives have not been designated as hedges for accounting purposes.

(e)	Trade Receivables

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of trade receivables, net, at December 31, 2010 and 2009 is as follows (in millions):

	2010	2009
Trade receivables — billed	$742.0	$720.7
Trade receivables — unbilled	147.2	86.5
Total trade receivables	889.2	807.2
Allowance for doubtful accounts	(33.1)	(41.8)
Total trade receivables, net	$856.1	$765.4

When evaluating the adequacy of the allowance for doubtful accounts, the Company considers historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

A summary roll forward of the allowance for doubtful accounts, at December 31, 2010, 2009 and 2008 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2007	$(53.4)
Bad debt expense	(34.0)
Transfers related to LPS spin-off	33.8
Write-offs	13.0
Allowance for doubtful accounts as of December 31, 2008	(40.6)
Bad debt expense	(27.6)
Write-offs	26.4
Allowance for doubtful accounts as of December 31, 2009	(41.8)
Bad debt expense	(16.5)
Write-offs	25.2
Allowance for doubtful accounts as of December 31, 2010	$(33.1)

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

Other receivables represent amounts due from consumers related to deferred debit processing services and other amounts including income taxes receivable and insurance receivables.

(g)	Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired and liabilities assumed in business combinations. FASB ASC Topic 350, Intangibles — Goodwill and Other, requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets Subsection of FASB ASC Section 360-10-35. The authoritative guidance also provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amounts. The Company measures for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement.

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

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product by product basis commencing on the date of general release of the products (for software to be marketed) and the date placed in service for purchased software (for internal-use software). Software development costs (for software to be marketed) are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years, or (2) the ratio of current revenues to total anticipated revenue over its useful life.

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
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). This new standard revises the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminates the use of the residual method of revenue recognition, except where subject to FASB ASC Subtopic 985-605 for software-related elements, and requires the allocation of consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. A deliverable in a multiple element arrangement is considered a separate unit of accounting if (a) the item has value to the customer on a standalone basis; and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the item is considered probable and substantially in the Company's control. FIS early adopted the provisions of ASU 2009-13 prospectively for all new and materially modified arrangements after January 1, 2010. Processing and services revenues would have been approximately $19.3 million less than reported if the new or materially modified arrangements after January 1, 2010 had been subject to the prior accounting guidance.
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
The Company's arrangements with multiple deliverables may include one or more elements that are subject to the existing software revenue recognition guidance. The consideration for these multiple element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the elements in the arrangement

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the hierarchy in ASU 2009-13. The appropriate revenue recognition guidance is then applied to the respective software and non-software elements.
This new guidance did not have a material impact on revenue recognition due to the existence of VSOE for most of the Company's solutions. While the impact of adopting this change going forward will be a function of the component elements of new contracts entered into or materially modified, we expect a minimal impact in the timing and pattern of revenue recognition since we have established VSOE for those solutions comprising the vast majority of our revenues. The effect of the change will primarily relate to arrangements that include software licenses with other service elements that have historically resulted in revenue deferral for certain non-software elements. The Company does not expect this new accounting guidance to impact its future pricing practices or go-to-market strategies.

Processing Services

Processing services include data processing and application management. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Revenues from these arrangements are recognized as services are performed.

A relatively small percentage of credit card processing revenue is generated from the merchant institution processing business, where the relationship is with the financial institution that contracts directly with the merchant. In this business, the Company is responsible for collecting and settling interchange fees with the credit card associations. Whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the relevant facts and circumstances. Certain factors or indicators have been identified in the authoritative literature that should be considered in the evaluation. As a result of changes in contractual relationships in 2010, certain interchange revenues that the company had previously recorded gross, with related expenses recorded to cost of revenue, are now recorded net.

Professional Service Revenues

Revenues and costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement when these upfront services do not have standalone value. The Company evaluates these deferred contract costs for impairment in the event any indications of impairment exist.

Revenues and costs related to other consulting service agreements are recognized as the services are provided, assuming the separation criteria outlined above are satisfied.

License and Software Related Revenues

The Company recognizes software license and post-contract customer support fees as well as associated implementation, training, conversion and programming fees in accordance with FASB ASC Subtopic 985-605. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence (“VSOE”) of fair value has been established for any undelivered elements. VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a substantive stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. The Company records deferred revenue for all billings invoiced prior to revenue recognition.

With respect to a small percentage of revenues, the Company uses contract accounting when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Cost-to-cost or efforts-expended (labor hours) methods are used to measure progress toward completion. Revenues in excess of billings on these agreements are

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as unbilled receivables and are included in trade receivables. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

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

Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources, finance and other administrative roles. Selling, general and administrative expenses also include depreciation on non-operating corporate assets, advertising costs and other marketing-related programs.

(p)	Stock-Based Compensation Plans

The Company accounts for stock-based compensation plans using the fair value method. Thus, compensation cost is measured based on the fair value of the award at the grant date and is recognized over the service period.

(q)	Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statements of Equity and Comprehensive Earnings and are excluded from net earnings. Realized gains or losses resulting from other foreign currency transactions are included in other income.

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

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. Once these factors are considered, the Company establishes a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of $18.0 million and $18.3 million at December 31, 2010 and 2009, respectively, related to these estimations. The Company had accrued claims recoverable of $20.8 million and $22.5 million at December 31, 2010 and 2009, respectively, related to these estimations. In addition, the Company recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $69.4 million, $83.3 million and $115.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $64.0 million, $72.4 million and $100.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(t)	Net Earnings per Share

Net earnings and earnings per share for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions, except per share data):

	Year Ended December 31,
	2010	2009	2008
Earnings from continuing operations attributable to FIS, net of tax	$447.6	$106.4	$118.9
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(43.1)	(0.5)	95.9
Net earnings attributable to FIS	$404.5	$105.9	$214.8
Weighted average shares outstanding — basic	345.1	236.4	191.6
Plus: Common stock equivalent shares	6.9	3.0	1.9
Weighted average shares outstanding — diluted	352.0	239.4	193.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.30	$0.45	$0.62
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.12)	(0.00)	0.50
Net earnings per share — basic attributable to FIS common stockholders	$1.17	$0.45	$1.12
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.27	$0.44	$0.61
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.12)	(0.00)	0.50
Net earnings per share — diluted attributable to FIS common stockholders	$1.15	$0.44	$1.11

Options to purchase approximately 5.6 million, 12.3 million and 12.3 million shares of our common stock for the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

(u)	Certain Reclassifications

Certain reclassifications have been made in the 2009 and 2008 Consolidated Financial Statements to conform to the classifications used in 2010.

(3)	Discontinued Operations

Certain operations are reported as discontinued in the Consolidated Statements of Earnings for the years ended

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, 2009 and 2008. Interest is allocated to discontinued operations based on debt to be retired and debt specifically identified as related to the respective discontinued operation.

Brazil Item Processing and Remittance Services Operations
In 2006, we purchased an item processing and remittance services company in Brazil, which is now Participacoes. The business has generated net operating losses since the purchase. The trend of losses had improved through 2009 and the business was expected to generate positive cash flow in 2010. In the first half of 2010, Participacoes reversed the improving trend and experienced increasing losses. Additionally, in the third quarter 2010, a significant customer notified us of their intent to remove certain processing volumes from Participacoes. As a result of these negative trends and events, during the third quarter 2010, the Company decided to pursue strategic alternatives for Participacoes. Participacoes had revenues of $61.5 million, $58.4 million and $68.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Participacoes had losses before taxes of $63.5 million, $7.7 million and $12.7 million during the years ended December 31, 2010, 2009 and 2008, respectively. Included in the operating loss for the year ended December 31, 2010 were impairment charges totaling $25.0 million related to the write down of property and equipment and intangible assets. The Company has classified the assets and liabilities of Participacoes as held for sale in the Consolidated Balance Sheet as of December 31, 2010.

ClearPar

On October 30, 2009, we entered into a definitive agreement to sell ClearPar because its operations did not align with our strategic plans. The net assets were classified as held for sale at December 31, 2009, and the transaction was closed on January 1, 2010. We received proceeds of $71.5 million, realizing a pretax gain on sale of $5.7 million and an after tax loss of ($9.8) million resulting from permanent tax differences associated with the allocation of goodwill. ClearPar had revenues of $20.8 million and $18.3 million during the years ended December 31, 2009 and 2008, respectively. ClearPar had earnings before taxes of $12.2 million and $11.1 million during the years ended December 31, 2009 and 2008, respectively.

LPS

On July 2, 2008, all of the shares of the common stock, par value $0.0001 per share, of LPS were distributed to FIS shareholders through a stock dividend (the “spin-off”). At the time of the distribution, LPS consisted of substantially all the assets, liabilities, businesses and employees related to FIS’ Lender Processing Services segment. Upon the distribution, FIS shareholders received one-half share of LPS common stock for every share of FIS common stock held as of the close of business on June 24, 2008. The results of operations of the former Lender Processing Services segment of FIS are reflected as discontinued operations in the Consolidated Statements of Earnings for the year ended December 31, 2008. The Lender Processing Services segment had revenues of $913.1 million and earnings before taxes of $188.4 million for the period from January 1, 2008 through July 2, 2008.

Certegy Australia, Ltd.

On October 13, 2008, we sold Certegy Australia, Ltd. (“Certegy Australia”) for $21.1 million in cash and other consideration, because its operations did not align with our strategic plans. Certegy Australia had revenues of $27.6 million and losses before taxes of $17.6 million (including $26.0 million of trademark impairment charge as discussed in Note 9) during the year ended December 31, 2008.

Certegy Gaming Services

On April 1, 2008, we sold Certegy Gaming Services, Inc. (“Certegy Game”) for $25.0 million, realizing a pretax loss of $4.1 million, because its operations did not align with our strategic plans. Certegy Game had revenues of $27.2 million and earnings before taxes of $0.3 million (excluding the pretax loss realized on sale) during the year ended December 31, 2008.

FIS Credit Services

On February 29, 2008, we sold FIS Credit Services, Inc. (“Credit”) for $6.0 million, realizing a pre-tax gain of $1.4 million, because its operations did not align with our strategic plans. Credit had revenues of $1.4 million and losses before taxes of $0.2 million (excluding the realized gain) during the year ended December 31, 2008.

Homebuilders Financial Network

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2008, we discontinued and dissolved Homebuilders Financial Network, LLC and its related entities (“HFN”) due to the loss of a major customer. HFN had revenues of $1.4 million and losses before taxes of $4.7 million during the year ended December 31, 2008.

(4)	Related Party Transactions

We are party to certain related party agreements described below.
     Revenues and Expenses

A detail of related party items included in revenues for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	2010	2009	2008
Banco Santander item processing revenue	$28.2	$44.2	$50.1
Banco Bradesco item processing revenue	16.9	14.5	16.6
Banco Santander Brazilian Venture revenue (includes termination fee, see Note 6)	107.3	64.0	45.1
Banco Bradesco Brazilian Venture revenue	171.7	97.3	76.2
FNF data processing services revenue	51.1	49.9	42.5
Sedgwick data processing services revenue	14.8	40.0	39.3
Ceridian data processing services revenue	25.3	6.4	0.4
LPS services revenue	0.1	0.7	0.3
Total related party revenues	$415.4	$317.0	$270.5

See Note 6 for a discussion of the Brazilian outsourced card-processing venture with Banco Santander and Banco Bradesco (the “Brazilian Venture”). Banco Santander terminated its participation in the Brazilian Venture effective August 5, 2010. The revenue items with Banco Santander are, therefore, summarized above as related party activity through that date.

A detail of related party items included in operating expenses (net of expense reimbursements) for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	2010	2009	2008
Equipment and real estate leasing with FNF and LPS	$1.2	$16.0	$19.3
Administrative corporate support and other services with FNF and LPS	3.6	12.7	11.6
Total expenses	$4.8	$28.7	$30.9

FNF

We provide data processing services to FNF, our former parent, consisting primarily of infrastructure support and data center management. The Chairman of the Board of Directors of FIS is currently the Chairman of the Board of Directors of FNF. Our agreement with FNF runs through September 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). During the 2009 third quarter, FNF entered into a transaction that triggered the repayment of the $5.9 million note payable to FIS. We recorded interest income related to this note of approximately $0.1 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively. Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative support services relating to general management and administration. The pricing for these services, both to and from FNF, is at cost. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.

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

LPS
We provided information technology services to LPS through mid 2010. In addition, we have entered into certain property management and real estate lease agreements with LPS relating to our Jacksonville corporate headquarters. LPS remained a related party through March 1, 2010, as Lee A. Kennedy served as the Executive Vice Chairman and a Director of the Board of FIS as well as the Chairman of the Board of LPS. Effective March 1, 2010, Mr. Kennedy and the Company mutually agreed that he would no longer serve as an executive officer and director of the Company and its subsidiaries. The revenue and expense items with LPS are, therefore, summarized above as related party activity through March 1, 2010.
We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm's-length, and may not represent the terms that we might have obtained from an unrelated third party.

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

The results of operations and financial position of the entities acquired during the years ended December 31, 2010, 2009 and 2008 are included in the Consolidated Financial Statements from and after the date of acquisition. There were no significant acquisitions in 2010 and 2008.

Metavante

On October 1, 2009, we completed the acquisition of Metavante (the “Metavante Acquisition”). Metavante expanded the scale of FIS core processing and payment capabilities, added trust and wealth management processing services and added to our EFT capabilities with the NYCE Network. Metavante also added significant scale to treasury and cash management offerings and provided an entry into the healthcare and government payments markets. Pursuant to the Agreement and Plan of Merger dated as of March 31, 2009, Metavante became a wholly-owned subsidiary of FIS. Each issued and outstanding share of Metavante common stock, par value $0.01 per share, was converted into 1.35 shares of FIS common stock. In addition, outstanding Metavante stock options and other stock-based awards were converted into comparable FIS stock options and other stock-based awards at the same conversion ratio.

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
$2,673.4
During the current year, the Company completed certain tax studies and appraisals and recorded a reduction of $3.7 million in the provisional goodwill balance, an offsetting reduction in other liabilities of $2.2 million, an increase in land, buildings and equipment of $1.5 million and adjustments of less than $1.0 million to trade and other receivables, accrued liabilities and deferred income taxes. These adjustments were not given retrospective application to October 1, 2009 due to their immateriality.

In connection with the Metavante Acquisition, we also acquired Metavante stock option plans and issued approximately 12.2 million options and 0.6 million restricted stock units in replacement of similar outstanding awards held by Metavante employees. The amounts attributable to vested options were included as an adjustment to the purchase price, and the amounts attributable to unvested options and restricted stock units will be expensed over the remaining vesting period based on a valuation as of the date of closing.
As of the acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus' initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $.01 per share (“Net Settlement Feature”). In March 2010, 0.5 million shares were issued to Warburg Pincus relative to 2009 activity. An additional 0.2 million shares were issued during 2010 relative to first,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

second and third quarter 2010 activity. Warburg Pincus paid a nominal amount for these shares under the Net Settlement Feature of the agreement. As of December 31, 2010, approximately 4.3 million employee options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase at most an additional 1.4 million shares.

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

Selected unaudited pro forma results of operations for the years ended December 31, 2009 and 2008, assuming the Metavante Acquisition had occurred as of January 1 of each respective year, are presented for comparative purposes below (in millions, except per share amounts):

	2009	2008
Total revenues	$4,924.7	$4,952.7
Net earnings from continuing operations attributable to FIS common stockholders	$155.6	$140.0
Pro forma earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.42	$0.38
Pro forma earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.41	$0.37

Pro forma results include impairment charges of $136.9 million and Metavante merger and integration related costs of approximately $143.2 million, on a pre-tax basis. Excluding the impact of deferred revenue adjustments, total pro forma revenues would be $4,993.5 million and $5,023.9 million for 2009 and 2008, respectively.

Other acquisitions

The Company completed a number of other acquisitions in 2010 that were not significant, individually or in the aggregate, including ValueCentric Marketing Group, Inc. for $32.8 million in October 2010 and Capco for $411.5 million in December 2010.

The Capco purchase price included cash consideration of $297.8 million at closing for 89% of the outstanding common stock plus future contingent consideration valued at $113.7 million based on targeted operating performance in 2013 through 2015. An advance of $7.8 million against the contingent consideration was paid in December 2010. The fair value of the contingent consideration was determined based on current forecasts of achievement of the targeted operating performance. The maximum contingent consideration payout is $232.2 million.

The contingent consideration consists of two components, the deferred purchase price and the balance of common stock not yet transferred. The remaining 11% of outstanding stock will be transferred to the Company in 2011 and 2012 in partial exchange for any contingent consideration ultimately earned. The fair value of the non-controlling interest was $44.4 million. Because the stock is considered mandatorily redeemable, it has been classified together with the deferred purchase price in other noncurrent liabilities rather than in equity.

In conjunction with the acquisition, Capco and FIS established a New Hires and Promotions Incentive Plan to attract new employees and to retain and incent existing employees and management. This plan provides for aggregate payments of up to $67.8 million to eligible participants upon achievement of revenue and EBITDA targets during the performance period, which is January 1, 2013 through December 31, 2015. The Company and Capco also established an Employee Loyalty Incentive Plan, also for the purpose of attracting new and retaining and incentivizing existing employees and management. This plan provides for aggregate payments of up to 1% of Capco's revenue to eligible participants during the performance period, which is January 1, 2011 through December 31, 2015.

(6)	Brazilian Venture

In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“Bradesco”)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(collectively, “banks”) to form a venture (the "Brazilian Venture"), to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing Brazilian card processing business contracts and Brazilian card processing infrastructure and made enhancements to our card processing system to meet the needs of the banks and their affiliates. The banks executed long-term contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest. The accounting entries for this transaction were recorded during 2008 when certain walkaway rights lapsed, resulting in the establishment of a contract intangible asset of $224.2 million and a liability for amounts payable to the banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). This related party payable was $47.9 million and $73.0 million at December 31, 2010 and 2009, respectively.

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

During the third quarter of 2008, Banco Santander acquired majority control of ABN. Subsequent thereto, Banco Santander publicly stated its intention to consolidate all Brazilian card processing operations onto its own in-house technology platform, and notified the Brazilian Venture during 2009 of its desire to exit the relationship. In late January 2010, Banco Santander ceased processing its card portfolio on the Brazilian Venture's systems, and in August 2010, all documents required to effect a mutually agreeable exit for Banco Santander were executed.
     Under the terms of the exit agreements, Banco Santander relinquished its ownership in the Brazilian Venture. Banco Santander paid a termination fee of approximately $83.3 million directly to FIS, which is included in processing and services revenues for the year ended December 31, 2010. Brazilian Venture Notes were forgiven in the amount of $19.4 million, representing Banco Santander's pro rata interest therein. Certain capitalized software development costs incurred exclusively for use in processing Banco Santander card activity with a net unamortized balance of $14.6 million were written off. In addition, $140.3 million, representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander, was deemed impaired due to the exit of Banco Santander and charged to amortization expense. As a result of the above transactions, we recorded $50.1 million after-tax as non-controlling interest loss representing our minority partner's share of the write-offs.
     The net impact of the items noted above resulted in an increase in net earnings attributable to FIS common stockholders for 2010 of approximately $17.2 million or $0.05 per share, and is summarized as follows (in millions):

	Statement of Earnings Classification
Cash Item:
Receipt of termination fee	Processing and services revenue	$83.3

Non-cash Items:
Write-down of notes payable	Other income (expense)	19.4
Write-off of capitalized software	Impairment charges	14.6
Write-down of contract intangible	Impairment charges	140.3

Income tax effect of above items	Provision for income taxes	(19.3)

Minority partner's share of write-downs, net of tax	Net (earnings) loss attributable to noncontrolling interest	50.1

Net impact on earnings attributable to FIS common stockholders		17.2

Certain terms of the Brazilian Venture were subsequently renegotiated between Banco Bradesco and FIS and were

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

memorialized in an Amended Association Agreement in November 2010. Among other things, the payout for the Brazilian Venture Notes was extended over a ten-year period, resulting in a reduction to the recorded present-value of the obligation and related extinguishment gain in the amount of $5.7 million. FIS continues to own 51% of the Brazilian Venture and retained control such that we will continue to consolidate the Brazilian Venture's results.

The Brazilian Venture currently processes approximately 40 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios. Additionally, we are still performing call center and cardholder support for Banco Santander.

(7)	Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consists of the following (in millions):

	2010	2009
Land	$28.0	$28.2
Buildings	159.7	154.3
Leasehold improvements	78.5	72.0
Computer equipment	407.4	339.3
Furniture, fixtures, and other equipment	114.0	103.8
	787.6	697.6
Accumulated depreciation and amortization	(397.6)	(321.7)
	$390.0	$375.9

Depreciation and amortization expense on property and equipment amounted to $123.0 million, $81.3 million and $88.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was depreciation and amortization expense on property and equipment of $19.5 million, $5.3 million and $12.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(8)	Goodwill

Changes in goodwill during the years ended December 31, 2010 and 2009 are summarized as follows (in millions):

	FSG	PSG	ISG	Total
Balance, December 31, 2008	$2,096.4	$1,674.1	$423.5	$4,194.0
Goodwill distributed through the sale of non-strategic businesses	(51.3)	—	—	(51.3)
Goodwill acquired during 2009	1,694.4	2,355.7	33.0	4,083.1
Purchase price and foreign currency adjustments	(1.1)	(0.4)	8.6	7.1
Balance, December 31, 2009	3,738.4	4,029.4	465.1	8,232.9
Goodwill acquired during 2010	163.9	31.2	137.3	332.4
Purchase price and foreign currency adjustments	(3.0)	(6.4)	(5.9)	(15.3)
Balance, December 31, 2010	$3,899.3	$4,054.2	$596.5	$8,550.0

No reporting units were at risk of failing step one of the impairment test as of the September 30, 2010 measurement date.

(9)	Intangible Assets

Customer relationships intangible assets are obtained as part of acquired businesses and are amortized over their estimated useful lives, generally 5 to 10 years using accelerated methods. Trademarks determined to have indefinite lives are not amortized. Certain other trademarks are amortized over periods ranging up to fifteen years. As of December 31, 2010 and 2009, trademarks carried at $90.5 million and $49.1 million, respectively, were classified as indefinite lived.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, as of December 31, 2010, consisted of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,961.2	$(881.2)	$2,080.0
Trademarks	128.5	(5.6)	122.9
	$3,089.7	$(886.8)	$2,202.9

Intangible assets, as of December 31, 2009, consisted of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,942.3	$(638.7)	$2,303.6
Trademarks	99.2	(6.0)	93.2
	$3,041.5	$(644.7)	$2,396.8

Amortization expense for intangible assets with definite lives was $267.3 million, $153.4 million and $135.4 million for the years ended December 31, 2010, 2009 and 2008 respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on intangible assets of $0.7 million, $0.5 million and $21.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, as a result of Banco Santander's exit from the Brazilian Venture, the Company recorded a pre-tax impairment charge of $140.3 million, representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander. Included in the $25.0 million of impairment charges recognized in 2010 for Participacoes (Note 3) was $5.2 million related to intangible assets. The Company introduced a new brand identity in conjunction with the October 1, 2009 Metavante acquisition, giving rise to a pre-tax impairment charge of $124.0 million related to certain previously acquired trademarks. During the year ended December 31, 2008, we recorded a pre-tax impairment charge of $52.0 million to reduce the carrying value of a trademark related to the Company’s retail check business to its estimated fair value, due to declining check volumes and the sale of our Australian check business. We estimated the fair value of the check trademark by utilizing a relief from royalty methodology. Under this method, we estimate the amount of cash flows that, without owning the trademark, we would have had to pay to license the trademark. These estimated cash flows were then discounted to determine the fair value. Additionally, the trademark, previously accounted for as an indefinite lived intangible asset, was determined to no longer be indefinite and has an estimated useful life of 15 years and is being amortized straight line over its remaining life. Approximately $26.0 million of this pre-tax impairment charge is included in the Corporate and Other segment and $26.0 million (approximately $17.7 million net of tax) is included in discontinued operations in our Consolidated Statements of Earnings, as a portion of the charge related to the Company’s Australian retail check business disposed of in fiscal year 2008 (Note 3).

Estimated amortization of intangibles, including the contract intangible in our Brazilian Venture which is amortized as a reduction in revenue, for the next five years is as follows (in millions):

2011	$264.2
2012	264.1
2013	252.6
2014	241.0
2015	225.2

(10)	Computer Software

Computer software as of December 31, 2010 and 2009 consisted of the following (in millions):

	2010	2009
Software from business acquisitions	$653.7	$646.7
Capitalized software development costs	690.9	662.6
Purchased software	76.5	72.3
Computer software	1,421.1	1,381.6
Accumulated amortization	(512.1)	(448.9)
Computer software, net of accumulated amortization	$909.0	$932.7

Amortization expense for computer software was $180.5 million, $149.8 million and $149.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on computer software of $3.3 million, $0.7 million and $15.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, as a result of Banco Santander's exit from the Brazilian Venture, we recorded a $14.6 million charge pertaining to capitalized software development costs incurred exclusively for use in processing Banco Santander's card activity. The write-off was included in the ISG segment. During the year ended December 31, 2009, we recorded a $12.9 million charge to write-off the carrying value of impaired software resulting from the rationalization of FIS and Metavante product lines. Of this total, $6.8 million related to FSG and $6.1 million related to PSG. The impairment was recorded in the Corporate and Other Segment.

(11)	Deferred Contract Costs

A summary of deferred contract costs as of December 31, 2010 and 2009 was as follows (in millions):

	2010	2009
Installations and conversions in progress	$40.9	$31.8
Installations and conversions completed, net	162.1	193.5
Other, net	51.2	36.1
Total deferred contract costs	$254.2	$261.4

Amortization of deferred contract costs was $59.3 million, $49.4 million and $39.8 million for the years ended December 31, 2010, 2009 and 2008 respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on deferred contract costs of $1.1 million for the year ended December 31, 2008.

(12)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2010 and 2009 consisted of the following (in millions):

	2010	2009
Salaries and incentives	$119.8	$84.8
Accrued benefits and payroll taxes	43.6	33.1
Trade accounts payable	119.0	80.1
Reserve for claims and claims payable	8.0	16.5
Accrued interest payable	66.3	13.7
Current portion interest rate swaps	2.9	30.7
Taxes other than income tax	49.6	42.9
Other accrued liabilities	168.1	221.4
Total accounts payable and accrued liabilities	$577.3	$523.2

(13)	Long-Term Debt

Long-term debt as of December 31, 2010 and 2009 consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009
Term Loan A-1, secured, quarterly principal amortization (1)	$350.0	$1,890.0
Term Loan A-2, secured, quarterly principal amortization (2)	1,900.0	—
Term Loan B, secured, quarterly principal amortization (3)	1,496.3	—
Senior Notes due 2017, unsecured, interest payable semi-annually at 7.625%	600.0	—
Senior Notes due 2020, unsecured, interest payable semi-annually at 7.875%	500.0	—
Metavante Term Loan (4)	—	794.5
Term Loan C	—	200.0
Revolving Loan, secured (5)	305.0	336.0
Other promissory notes with various interest rates and maturities	40.8	32.8
	5,192.1	3,253.3
Less current portion	(256.9)	(236.7)
Long-term debt, excluding current portion	$4,935.2	$3,016.6

(1)    Interest on the Term Loan A-1 is generally payable at LIBOR plus an applicable margin of up to 1.25% based upon the Company's leverage ratio, as defined in the amended and extended credit agreement discussed below and as reported quarterly pursuant thereto. As of December 31, 2010, the weighted average interest rate on the Term Loan A-1 was 1.26%.

(2)    Interest on the Term Loan A-2 is generally payable at LIBOR plus an applicable margin of up to 2.50% based upon the Company's leverage ratio, as defined in the amended and extended credit agreement discussed below and as reported quarterly pursuant thereto. As of December 31, 2010, the weighted average interest rate on the Term Loan A-2 was 2.77%.

(3)    Interest on the Term Loan B is generally payable at LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.50%. As of December 31, 2010, the interest rate on the Term Loan B was 5.25%.

(4)    Net of $3.5 million fair value discount at December 31, 2009. On July 16, 2010, FIS repaid in full the outstanding terms loans under the MV Credit Agreement and terminated that credit facility.

(5)    Interest on the portion of the Revolving Loans that matures in January 2012, approximately $112.3 million of commitments, is generally payable at LIBOR plus an applicable margin of up to 1.00%, plus a facility fee of up to 0.25%. Interest on the portion of the Revolving Loans that matures in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.50%, based upon the Company's leverage ratio, in addition to an unused commitment fee of 0.50%. As of December 31, 2010, the applicable margins on the 2012 Revolving Loan and 2014 Revolving Loan, excluding facility fees and unused commitment fees, were 0.80% and 2.50%, respectively.

On January 18, 2007, FIS entered into a syndicated credit agreement, which was amended on July 30, 2007, and amended and restated on June 29, 2010 (the “FIS Credit Agreement”). The June 29, 2010 amendment and extension, among other things, (1) extended certain maturities, as described below; (2) authorized certain increases in the amount of loans available thereunder; and (3) changed the pricing of certain of the loans. The FIS Credit Agreement, as of December 31, 2010, provides total committed capital of $4,781.9 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million, consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012 (the "2012 Revolving Loan") and $921.4 million in revolving credit capacity maturing on July 18, 2014 (the "2014 Revolving Loan" together with the 2012 Revolving Loan the “Revolving Loans”); (2) an aggregate of $3,748.2 million of term notes consisting of $350.0 million maturing on January 18, 2012 (“Term Loan A-1”), $1,900.0 million maturing on July 18, 2014 (“Term Loan A-2”), (3) $1,496.3 million maturing on July 18, 2016 (the Term Loan B as defined below) and (4) an aggregate of $1.9 million of term notes (the “LCPI Loans”) maturing on July 18, 2014. As of December 31, 2010, the outstanding principal balance of the Revolving Loans was $305.0 million, with $713.7 million of borrowing capacity remaining thereunder (net of $15.0 million in outstanding letters of credit issued under the Revolving Loan).

On November 1, 2007, Metavante entered into a credit agreement (the “MV Credit Agreement) for an aggregate principal

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $2,000.0 million comprised of $1,750.0 million of seven-year term loans (the “MV Term Loan”) and a six-year revolving capacity of $250.0 million (the “MV Revolving Loan”). Immediately preceding the merger of FIS and Metavante, the outstanding balances of the MV Term Loan and MV Revolving Loan were $1,723.8 million and $0, respectively. On October 1, 2009, contemporaneous with the closing of the Metavante merger, FIS obtained $500.0 million of term loans (the “Term Loan C”), under the FIS Credit Agreement. FIS exchanged the $500.0 million of Term Loan C for $500.0 million of the MV Term Loan (which portion was subsequently cancelled). In addition, on October 1, 2009, FIS purchased $423.8 million of the remaining MV Term Loan, which loans were deemed to be contemporaneously cancelled. After giving effect to the exchange, purchase and cancellation, the aggregate principal amount of the MV Term Loan outstanding as of October 1, 2009 was $800.0 million. On July 16, 2010, FIS repaid in full the outstanding terms loans under the MV Credit Agreement and terminated that credit facility.

Also on October 1, 2009, FIS entered into an agreement to sell certain of its accounts receivable (the “AR Facility”) to a wholly-owned special purpose accounts receivable and financing entity (the “SPV”), which was exclusively engaged in purchasing receivables from FIS. FIS maintained effective control over the receivables sold to the SPV. Thus, the SPV was included in our consolidated financial statements. FIS terminated the AR Facility, effective on December 17, 2010, with no further receivables being sold to the SPV as of that date.
On July 16, 2010, FIS entered into a Joinder Agreement (the “Joinder Agreement”) under which FIS issued a new tranche of term loans under the FIS Credit Agreement in an aggregate principal amount of $1,500 million (the “Term Loan B”). The Term Loan B is subject in all material respects to the provisions applicable to other term loans under the FIS Credit Agreement. Interest on the Term Loan B will be generally payable at LIBOR plus 3.75% per annum (with LIBOR subject to a floor of 1.50%).
FIS may borrow, repay and re-borrow amounts under the Revolving Loans from time to time until the applicable maturity dates. FIS must make quarterly principal payments under the Term Loan A-1 of $11.3 million per quarter from March 31, 2011 through September 30, 2011, with the remaining balance payable on January 18, 2012. As of December 31, 2010, FIS had made principal prepayments under the Term Loan A-1 of $12.7 million which fully satisfied the required payment obligation of $11.3 million scheduled for March 31, 2011 and reduced the obligation payable on June 30, 2011 by $1.4 million. FIS must make quarterly principal payments under the Term Loan A-2 of $50.1 million per quarter from March 31, 2011 through December 31, 2012, and $75.1 million per quarter from March 31, 2013 through March 31, 2014, with the remaining principal balance payable on July 18, 2014. As of December 31, 2010, FIS had made principal prepayments under the Term Loan A-2 of $3.4 million, reducing the payment obligation scheduled for March 31, 2011 by the same amount. FIS must make quarterly principal payments under the Term Loan B of $3.8 million per quarter from March 31, 2011 through June 30, 2016, with the remaining principal balance payable on July 18, 2016. Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. The Revolving Loans have no scheduled principal payments, but they will be due and payable in full on their applicable maturity dates. Commitment reductions of the Revolving Loans are also permitted at any time without fee upon proper notice.

In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended December 31, 2010.

The Term Loan A-1 and the 2012 Revolving Loan mature on January 18, 2012, unless extended or earlier terminated in accordance with the provisions of the agreement. Borrowings under the Term Loan A-1 and 2012 Revolving Loan bear interest at (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The FIS Credit Agreement defines Base Rate as the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. (“JPMCB”) as its “prime rate”. We pay a commitment fee on the Revolving Loan of 0.20% per annum, as of December 31, 2010.

The Term Loan A-2 and 2014 Revolving Loan mature on July 18, 2014, unless extended or earlier terminated in accordance with the provisions of the agreement. Borrowings under the Term Loan A-2 and 2014 Revolving Loan bear interest at (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. FIS pays an unused commitment fee of 0.50% on the 2014 Revolving Loan.

The Term Loan B matures on July 18, 2016, unless extended or earlier terminated in accordance with the provisions of the agreement. Borrowings under the Term Loan B bears interest at (i) LIBOR plus an applicable margin, subject to a LIBOR floor of 1.50%, or (ii) a Base Rate plus an applicable margin. For the purposes of the Term B Loan, the definition of Base Rate was

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended to include one-month LIBOR plus 1%.

The FIS Credit Agreement contains provisions permitting us to obtain additional term and/or revolving loans in the future, conditioned upon our ability to obtain additional commitments from lenders to fund those loans, in a principal amount of up to $750 million. The FIS Credit Agreement includes provisions that would permit lenders providing 2012 Revolving Loans and Term Loan A-1, if requested by FIS, to extend the maturity date of those loans to July 18, 2014 (becoming 2014 Revolving Loans or Term Loan A-2, respectively) and increase the pricing for those loans to equal the pricing of the existing 2014 Revolving Loan and the Term Loan A-2, as applicable.

The FIS Credit Agreement remains subject to customary affirmative, negative and financial covenants including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default under the FIS Credit Agreement, the administrative agent can accelerate the maturity of all amounts borrowed. Events of default include the failure to pay principal and interest in a timely manner and breach of certain covenants.

The obligations of FIS under the FIS Credit Agreement are guaranteed by substantially all of the domestic subsidiaries of FIS and are secured by a pledge of the equity interests issued by substantially all of the domestic subsidiaries of FIS and a pledge of 65% of the equity interests issued by certain foreign subsidiaries of FIS.
     On July 16, 2010, we completed offerings of $600.0 million aggregate principal amount of 7.625% Senior Notes due 2017 (the “2017 Notes”) and $500.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the “2020 Notes” and together with the 2017 Notes, the “Notes”). FIS issued the Notes in two separate series under an indenture dated as of July 16, 2010 among FIS, FIS' domestic subsidiaries that guaranteed its amended credit facility (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. We have since completed an exchange offer under which we exchanged identical notes that were SEC registered for the Notes.
     Interest on the 2017 Notes accrues at the rate of 7.625% per annum and interest on the 2020 Notes accrues at the rate of 7.875% per annum. Interest on each series of Notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Guarantors.
     The Notes and the related guarantees are general senior unsecured obligations of FIS and the Guarantors and (1) rank equally in right of payment with all of FIS' and the Guarantors' existing and future senior debt, (2) are effectively junior to all of FIS' and the Guarantors' existing and future secured debt to the extent of the value of the assets securing that secured debt, (3) are effectively junior to all existing and future debt and liabilities of FIS' non-guarantor subsidiaries and (4) rank senior in right of payment to all of FIS' future debt, if any, that is by its terms expressly subordinated to the Notes.
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
     The indenture contains covenants that, among other things, limit FIS' ability and the ability of certain of FIS' subsidiaries (a) to incur or guarantee additional indebtedness, (b) to make certain restricted payments, (c) to create or incur certain liens, (d) to create restrictions on the payment of dividends or other distributions to FIS from its restricted subsidiaries, (e) to engage in sale and leaseback transactions, (f) to transfer all or substantially all of the assets of FIS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the indenture.

Also on July 16, 2010, FIS used a portion of the net proceeds of the Notes and the Term Loan B to repay in full the outstanding amount under the Metavante Term Loan and subsequently terminated the Metavante Credit Agreement. FIS used

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining net proceeds of the Notes and the Term Loan B, together with other borrowings, to repurchase shares of common stock pursuant to the Tender Offer (see Note 16), and to pay fees and expenses.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of December 31, 2010 (in millions). There are no mandatory principal payments on the Revolving Loan; any balance outstanding on the Revolving Loan will be due and payable at the applicable scheduled maturity date of the respective tranches thereof:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2011	$21.3	$197.0	$15.0	$—	$—	$233.3
2012	328.7	200.4	15.0	—	—	544.1
2013	—	300.4	15.0	—	—	315.4
2014	—	1,202.2	15.0	—	—	1,217.2
2015	—	—	15.0	—	—	15.0
Thereafter	—	—	1,421.3	600.0	500.0	2,521.3
Total	$350.0	$1,900.0	$1,496.3	$600.0	$500.0	$4,846.3

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 69% of our Revolving Loan. The failure of any single lender to perform their obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loans), the maximum loss of available capacity on the undrawn portion of the Revolving Loans, as of December 31, 2010, would be about $105.6 million.

Due to the significance of the change in the present value of expected cash flows from the 2010 amendment and extension of our Term Loan A, a portion of the transaction was treated as a debt extinguishment. Consequently, certain previously capitalized costs and fees and expenses related to the transaction totaling $13.7 million were treated as debt extinguishment expense in 2010 and are recorded in Other Income (Expense) on the Consolidated Statements of Earnings. During the year ended December 31, 2008, we recorded a charge of $12.4 million to write-off unamortized debt issuance costs associated with the retirement of Term Loan B in conjunction with the LPS spin-off. Total debt issuance costs of $66.9 million are capitalized as of December 31, 2010 related to all of the above credit facilities.

As of December 31, 2010, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective Date	Termination Date	Notional Amount		Bank Pays Variable Rate of	FIS pays Fixed Rate of
April 12, 2010	April 11, 2011	$200.0		1 Month Libor (2)	0.76% (4)
October 20, 2009	April 20, 2011	700.0		1 Month Libor (2)	0.99% (4)
February 1, 2010	May 1, 2011	250.0		1 Month Libor (2)	0.75% (4)
February 1, 2010	May 1, 2011	150.0		1 Month Libor (2)	0.74% (4)
December 11, 2009	June 13, 2011	200.0		1 Month Libor (2)	0.91% (4)
February 1, 2008	February 1, 2012	400.0	(1)	3 Month Libor (3)	3.87% (4)
February 1, 2008	February 1, 2012	200.0		3 Month Libor (3)	3.44% (4)
November 1, 2010	November 1, 2012	150.0		1 Month Libor (2)	0.50% (4)
February 1, 2011	February 1, 2013	200.0		1 Month Libor (2)	0.62% (4)
May 3, 2011	May 1, 2013	400.0		1 Month Libor (2)	0.73% (4)
		$2,850.0

(1)	Notional value amortizes from $400.0 million to $200.0 million on February 1, 2011.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	0.26% in effect at December 31, 2010.

(3)	0.30% in effect at December 31, 2010.

(4)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges and as such they are carried on the Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Accounts payable and accrued liabilities	$3.4	Accounts payable and accrued liabilities	$13.4
Interest rate swap contracts	Other long-term liabilities	18.3	Other long-term liabilities	31.1
Total derivatives designated as hedging instruments		$21.7		$44.5
In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to accumulated other comprehensive earnings ("AOCE") within the Consolidated Statement of Equity and Comprehensive Earnings as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans.
As part of the Metavante Acquisition, the Company assumed a certain interest rate swap liability that is not designated as a hedge. The fair value of the remaining acquired swap was $42.1 million on December 31, 2010 and is recorded as part of other long-term liabilities. Of this total, $10.5 million is subject to interest rate volatility, and may result in future period expense. During 2010, the Company recorded $5.6 million in expense for fair value adjustments to this instrument.

A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and recognized in AOCE for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

Derivatives in Cash	Amount of Gain (Loss) Recognized in OCE on Derivative
Flow Hedging Relationships	2010	2009	2008
Interest rate swap contracts	$(33.7)	$(21.5)	$(84.7)

Location of Loss Reclassified	Amount of Gain (Loss) Reclassified from Accumulated OCE into Income
from Accumulated OCE into Income	2010	2009	2008
Interest expense	$(41.5)	$(89.4)	$(41.3)

Approximately $6.0 million of the balance in accumulated OCE at December 31, 2010 is expected to be reclassified into income in 2011.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2010, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following (in millions):

	2010	2009	2008
Current provision (benefit):
Federal	$210.2	$87.2	$10.1
State	34.8	18.8	3.2
Foreign	26.0	8.9	6.5
Total current provision	$271.0	$114.9	$19.8
Deferred provision (benefit):
Federal	$9.5	$(52.8)	$32.5
State	0.8	(5.2)	2.6
Foreign	(66.0)	(2.2)	2.7
Total deferred provision	(55.7)	(60.2)	37.8
Total provision for income taxes	$215.3	$54.7	$57.6

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
United States	$674.0	$103.1	$126.0
Foreign	(57.7)	60.6	54.8
Total	$616.3	$163.7	$180.8

Total income tax expense for the years ended December 31, 2010, 2009 and 2008 is allocated as follows (in millions):

	2010	2009	2008
Tax expense per statements of earnings	$215.3	$54.7	$57.6
Tax expense on equity in earnings of unconsolidated subsidiaries	—	—	0.1
Tax expense attributable to discontinued operations	(22.4)	19.4	66.1
Unrealized gain (loss) on interest rate swaps	1.9	26.0	(15.2)
Unrealized (loss) gain on foreign currency translation	3.2	(5.7)	(12.1)
Other adjustment	—	(0.1)	0.7
Total income tax expense (benefit) allocated to other comprehensive income	5.1	20.2	(26.6)
Tax benefit from exercise of stock options	(27.1)	(6.3)	(1.2)
Total income tax expense	$170.9	$88.0	$96.0

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	5.2	5.2	5.2
Federal benefit of state taxes	(1.8)	(1.8)	(1.8)
Foreign rate differential	(1.1)	(8.8)	(3.4)
Other	(2.4)	3.8	(3.1)
Effective income tax rate	34.9%	33.4%	31.9%

The significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 consist of the following (in millions):

	2010	2009
Deferred income tax assets:
Net operating loss carryforwards	$187.5	$72.0
Employee benefit accruals	79.9	101.6
Deferred revenue	65.3	71.9
Accruals and reserves	24.0	29.3
Interest rate swaps	21.8	21.9
Foreign currency translation adjustment	15.4	18.7
State taxes	12.7	5.8
Allowance for doubtful accounts	10.9	16.4
Foreign tax credit carryforwards	7.4	15.7
Other	10.6	3.6
Total gross deferred income tax assets	435.5	356.9
Less valuation allowance	(102.9)	(20.8)
Total deferred income tax assets	332.6	336.1
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	1,047.3	1,084.7
Deferred contract costs	57.3	57.2
Depreciation	25.4	22.3
Other	3.8	6.9
Total deferred income tax liabilities	1,133.8	1,171.1
Net deferred income tax liability	$801.2	$835.0

Deferred income taxes have been classified in the Consolidated Balance Sheets as of December 31, 2010 and 2009 as follows (in millions):

	2010	2009
Current assets	$58.1	$80.9
Noncurrent liabilities	859.3	915.9
Net deferred income tax liability	$801.2	$835.0

Management believes that based on its historical pattern of taxable income, projections of future income, tax planning strategies and other relevant evidence, the Company will produce sufficient income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset if management believes it is more likely than not that the Company will not be able to realize the benefits of all or a portion of a deferred income tax asset. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of deferred income tax asset that is realizable.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, the Company had income taxes receivable of $15.1 million and $7.0 million, respectively. These amounts are included in other receivables in the Consolidated Balance Sheets.

At December 31, 2010 and 2009, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $187.5 million and $72.0 million, respectively. The federal and state net operating losses result in deferred tax assets at December 31, 2010 and 2009 of $23.1 million and $9.7 million, respectively, which expire between 2019 and 2024. The Company has a valuation allowance against deferred tax assets for state net operating loss carryforwards in the amounts of $9.1 million and $9.0 million at December 31, 2010 and 2009. The Company has foreign net operating loss carryforwards resulting in deferred tax assets at December 31, 2010 and 2009 of $164.4 million and $62.3 million, respectively. The Company has valuation allowances against these net operating losses at December 31, 2010 and 2009 of $93.9 million and $9.5 million, respectively. At December 31, 2010 and 2009, the Company had foreign tax credit carryforwards of $7.4 million and $15.7 million, respectively, which expire between 2016 and 2025. As of December 31, 2010 the Company no longer has a valuation allowance against these foreign tax credits. At December 31, 2009, the Company had a valuation allowance of $2.3 million against these foreign tax credits.

As of January 1, 2005, the IRS selected the Company to participate in the Compliance Assurance Process (CAP) which is a real-time audit for 2005 and future years. The IRS has completed its review for years 2002-2009. Currently management believes the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2003. Substantially all state income tax returns have been concluded through 2006.
The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.
The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits at January 1, 2009	$15.7
Amount of decreases due to lapse of the applicable statute of limitations	(1.0)
Acquired in Metavante acquisition	27.1
Increases as a result of tax positions taken in a prior period	1.4
Amount of unrecognized tax benefit at December 31, 2009	43.2
Amount of decreases due to lapse of the applicable statute of limitations	(1.8)
Amount of decreases due to change of position	(2.3)
Amount of decreases due to settlements	(3.2)
Increases as a result of tax positions taken in a prior period	6.8
Amount of unrecognized tax benefit at December 31, 2010	$42.7

The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $2.3 million, $4.0 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total amount of interest and penalties recognized in the Consolidated Balance Sheets is $17.2 million and $11.8 million at December 31, 2010 and 2009, respectively. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.

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

Searcy, Gladys v. eFunds Corporation
     This is a nationwide putative class action that was originally filed against eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion; however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs is ongoing. An estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.
     Other Litigation Matters
     In September 2010, we received a $12.1 million court ruling related to an action between Metavante and a former customer. Of this total, approximately $10.1 million was for reimbursement of previously incurred legal fees and is recorded as a reduction of selling, general and administrative expenses. On November 29, 2010, the former customer filed a petition for certiorari in the United States Supreme Court. On January 24, 2011, the Supreme Court ordered us to respond on or prior to February 23, 2011, with which we complied.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2015, and thereafter in the aggregate, are as follows (in millions):

2011	$65.1
2012	47.6
2013	35.7
2014	27.8
2015	24.3
Thereafter	78.1
Total	$278.6

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $16.3 million per year which renew on a short-term basis.

Rent expense incurred under all operating leases during the years ended December 31, 2010, 2009 and 2008 was $116.1 million, $100.2 million and $117.0 million, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was rent expense of $2.0 million, $1.8 million and $17.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Data Processing and Maintenance Services Agreements.  The Company has agreements with various vendors, which expire between 2011 and 2017, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $554.3 million as of December 31, 2010. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.

(16)	Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan (ESPP). Eligible employees may voluntarily purchase, at current market prices, shares of FIS’ common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded an expense of $14.3 million, $12.4 million and $14.3 million, respectively, for the years ended December 31, 2010, 2009 and 2008, relating to the participation of FIS employees in the ESPP. Included in discontinued operations in the Consolidated Statements of Earnings was expense of $0.1 million and $3.0  million for the years ended December 31, 2009 and 2008, respectively.

401(k) Profit Sharing Plan

The Company’s employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded expense of $23.1 million, $16.6 million and $18.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008, relating to the participation of FIS employees in the 401(k) plan. Included in discontinued operations in the Consolidated Statements of Earnings was expense of $0.1 million and $3.9 million for the years ended December 31, 2009 and 2008, respectively.

Stock Option Plans

In 2005, the Company adopted the FIS 2005 Stock Incentive Plan (the “Plan”). As of December 31, 2010 and 2009, there were 0.5 million and 1.8 million options outstanding under this plan, respectively, at a strike price of $8.71 per share (as adjusted for the 1.7952 conversion ratio for the LPS spin-off and the 0.6396 exchange ratio in the Certegy transaction). These

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options were granted at the fair value of the Company’s stock on the grant date. The options granted under this plan have a term of 10 years and vest quarterly over either a 4 or 5 year period (the “time-based options”) or based on specific performance criteria (the “performance-based options”). The performance-based options vested in 2006 after the performance criteria were met subsequent to the Certegy Merger.

Through the Certegy Merger, the Company assumed the Certegy Inc. Stock Incentive Plan (the "Certegy Plan") that provides for the issuance of qualified and non-qualified stock options to officers and other key employees at exercise prices not less than market on the date of grant. All options and awards outstanding prior to the Certegy Merger under the Certegy Plan were fully vested as of the Certegy Merger date. As part of the Certegy Merger, the Certegy shareholders approved amendments to the plan and approved an additional 6.0 million shares to be made available under the plan. The Company granted 0.1 million options under this plan in the year ended December 31, 2008. There were 8.5 million and 12.5 million options outstanding under this plan at December 31, 2010 and 2009, respectively.

On November 9, 2006, as part of the transaction through which FIS became independent of FNF, the Company assumed certain options and restricted stock grants that the Company’s employees and directors held in FNF under certain FNF stock option plans. The Company assumed 2.7 million options to replace approximately 4.9 million outstanding FNF options. The Company also assumed 0.1 million shares of restricted stock. There were 0.1 million and 1.4 million options outstanding under these plans at December 31, 2010 and 2009.

Certain FIS employees were participants in FNF’s stock-based compensation plans, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under these plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. There were no FNF options granted to FIS employees under these plans subsequent to 2006. The Company recorded expense relating to these options and restricted stock of less than $0.1 million for each of 2010 and 2009, and $1.0 million in 2008. All FNF options and restricted stock for which the Company now records expense were converted into FIS options and restricted stock.

On September 12, 2007, as part of the closing of the eFunds Acquisition, the Company assumed certain vested and unvested options and restricted stock units that the employees of eFunds held as of the acquisition date in the eFunds stock option plans. The Company assumed 2.2 million options and 0.1 million restricted stock units.

In 2008, the Company adopted the FIS 2008 Stock Incentive Plan. The Company granted 3.4 million and 3.3 million options under this plan in the years ended December 31, 2010 and 2009, respectively, which vest over 3 years. There were 9.5 million and 7.9 million options outstanding and 11.2 million and 15.9 million options available for grant under this plan as of December 31, 2010 and 2009, respectively.

On July 2, 2008, we completed the LPS spin-off.  All stock options and awards held by our employees that became LPS employees were canceled as of that date and reissued as LPS stock options and awards which are being accounted for in LPS’ financial results on a go-forward basis. All stock options and awards held by employees that continued to be FIS employees were adjusted using a conversion factor to adjust both the number of awards and the strike price of the awards that ensured the fair value of the option and award were the same immediately before and after the spin-off transaction.

On October 1, 2009, in conjunction with the Metavante acquisition, the Company assumed certain vested and unvested options and restricted stock awards that the employees of Metavante held as of the acquisition date in the Metavante stock option plans. The Company assumed 12.2 million options and 0.6 million restricted stock awards. The Company granted 2.8 million additional options under this plan subsequent to the acquisition in the fourth quarter of 2009. The Company granted 1.7 million options under this plan in the year ended December 31, 2010. As of December 31, 2010 and 2009, there were 12.2 million and 14.3 million options outstanding, respectively, and there were 12.0 million and 14.4 million options, respectively, available for grant under this plan.

The following schedule summarizes the stock option activity for the years ended December 31, 2010, 2009 and 2008 (in millions except for per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted Average Exercise Price
Balance, December 31, 2007	17.3	$33.22
Granted January 1, 2008 through July 2, 2008	0.2	40.24
Exercised January 1, 2008 through July 2, 2008	(0.5)	21.85
Cancelled January 1, 2008 through July 2, 2008	(0.2)	31.02
Cancelled and assumed by LPS in spin-off transaction	(4.6)	33.89
Balance, July 2, 2008 before equity restructuring adjustment	12.2	33.58
LPS spin-off transaction	9.7	(a)
Balance, July 2, 2008 post-equity restructuring adjustment	21.9	18.71
Granted July 3, 2008 through December 31, 2008	4.7	14.46
Exercised July 3, 2008 through December 31, 2008	(0.6)	13.78
Cancelled July 3, 2008 through December 31, 2008	(0.2)	19.56
Balance, December 31, 2008	25.8	17.95
Assumed in Metavante acquisition	12.2	16.77
Granted	6.1	23.09
Exercised	(3.7)	13.15
Cancelled	(0.9)	20.20
Balance, December 31, 2009	39.5	18.73
Granted	5.1	27.15
Exercised	(12.9)	16.59
Cancelled	(0.3)	18.55
Balance, December 31, 2010	31.4	20.99

(a)
As a result of the LPS spin-off, all FIS stock options and awards held by LPS’ employees were canceled and reissued as LPS stock options and awards and are accounted for in LPS’ financial results going forward. All stock options and awards held by employees that continued as FIS employees were adjusted using a conversion factor of 1.7952 to adjust both the number of awards and the strike price of these awards to ensure that their fair value was the same immediately before and after the spin-off.

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $148.5 million, $35.4 million and $11.4 million, respectively. The Company generally issues shares from treasury stock for stock options exercised.

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2010:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding Options				Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2010 (b)	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2010 (b)
	(In millions)			(In millions)	(In millions)			(In millions)
$ 0.00 - $ 14.35	4.7	4.68	$12.90	$67.7	3.1	4.26	$12.63	$46.3
$14.36 - $17.29	3.7	5.52	16.87	38.6	3.7	5.52	16.88	38.4
$17.30 - $20.00	2.4	3.83	17.98	22.4	2.4	3.80	17.96	22.2
$20.01 - $22.98	7.4	4.89	21.90	40.9	5.0	4.43	21.59	29.1
$22.99 - $23.71	5.8	3.67	23.54	22.3	5.8	3.67	23.54	22.3
$23.72 - $27.38	6.8	6.43	25.98	9.6	0.8	5.70	24.04	2.7
$27.39 - $28.15	0.6	6.91	28.10	(a)	—	—	—	(a)
$ 0.00 - $28.15	31.4	5.00	$20.99	$201.5	20.8	4.36	$19.63	$161.0
_________________________

(a)	No intrinsic value as of December 31, 2010.

(b)	Intrinsic value is based on a closing stock price at December 31, 2010 of $27.39.

The Company has provided for total stock compensation expense of $58.7 million, $71.0 million and $60.7 million for 2010, 2009, and 2008, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation. The amount of stock compensation expense related to discontinued operations is $9.1 million in 2008, and has been reclassified accordingly.

Stock compensation expense of $19.3 million was recorded for the year ended December 31, 2009 relating to the acceleration of option vesting for all options and restricted stock awards granted under the Certegy Plan from February 1, 2006 through June of 2008, due to the terms of the change in control provisions relating to those awards triggered by the acquisition of Metavante. Those awards specified that a greater than 33.3% change in ownership of the Company would trigger the change in control provisions under those agreements and subsequent to the Metavante acquisition, FIS shareholders held approximately 52% of the outstanding shares of the Company. Stock compensation expense for 2009 also includes $8.2 million relating to the acceleration of expense relating to certain options and restricted stock awards held by certain executives granted in 2008 under the terms of their employment agreements. Due to the fact that the terms of these awards included these provisions, the acceleration charge was based on the original fair value attributable to the awards and was not remeasured upon the change in control provision being triggered. Stock compensation expense of $14.1 million was recorded for the year ended December 31, 2008, relating to the acceleration of option vesting for all options held by eFunds employees prior to the merger and $2.6 million relating to the acceleration upon termination of certain executive unvested stock awards.

The weighted average fair value of options granted during 2010, 2009 and 2008 was estimated to be $7.84, $7.18 and $3.84, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2010	2009	2008
Risk free interest rate	1.1%	2.3%	2.8%
Volatility	35.6%	35.0%	26.0%
Dividend yield	0.7%	1.0%	1.0%
Weighted average expected life (years)	4.4	5.0	5.3

At December 31, 2010 and 2009, the total unrecognized compensation cost related to non-vested stock awards is $129.3 million and $93.5 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.7 years as of both year ends.
The Company granted a total of 1.5 million restricted stock awards at prices ranging from $25.76 to $28.15 on various dates in 2010. These awards vest annually over three years. The Company also granted 0.9 million performance restricted stock units during 2010. These performance restricted stock units have been granted at the maximum achievable level and the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares that can vest is based on specific revenue and EBITDA goals for periods from 2010 through 2012. During 2009, we granted 0.5 million shares of restricted stock at a price of $22.55 that vest annually over 3 years. On October 1, 2009, the Company granted 0.4 million restricted stock units at a price of $24.85 per share that vested over six months. On March 20, 2008, we granted 0.4 million shares of restricted stock at a price of $38.75 that were to vest quarterly over 2 years. On July 2, 2008, 0.2 million of these shares were canceled and assumed by LPS. The remaining unvested restricted shares were converted by the conversion factor of 1.7952. These awards vested as of October 1, 2009, under the change in control provisions due to the Metavante Acquisition. On October 27, 2008, we granted 0.8 million shares of restricted stock at a price of $14.35 that vest annually over 3 years. As of December 31, 2010 and 2009, we have approximately 2.2 million and 1.4 million unvested restricted shares remaining. As of December 31, 2010 we also have 0.6 million of restricted stock units that have not vested.

Share Repurchase Plans

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

On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million, at an average price of $22.97 through March 31, 2010. No additional shares were repurchased under this plan during the year ended December 31, 2010. Approximately 13.6 million shares of our common stock remain available to repurchase under this plan as of December 31, 2010.
On May 25, 2010, our Board of Directors authorized a leveraged recapitalization plan to repurchase up to $2.5 billion of our common stock at a price range of $29.00 - $31.00 per share of common stock through a modified “Dutch auction” tender offer (the “Tender Offer”). The Tender Offer commenced on July 6, 2010 and expired on August 3, 2010. The Tender Offer was oversubscribed at $29.00, resulting in the purchase of 86.2 million shares, including 6.4 million shares underlying previously unexercised stock options. The repurchased shares were added to treasury stock.

Other Benefit Plans

Capco Plans

In connection with the Capco acquisition (Note 5), the Company established the Capco Long-Term Incentive Programs ("LTIPs"), which provide for certain cash and stock bonuses to qualifying Capco employees upon achievement of specified operating results for each fiscal year through December 31, 2014. At targeted performance for fiscal years 2011 through 2013, a total of 1.5 million shares of FIS common stock may be granted under the North American program. As part of its purchase accounting for this acquisition, the Company established a liability of $9.1 million related to the cash component of the LTIPs for 2009 and 2010, which is payable in future years, beginning in 2012. An additional $42.3 million may be accrued at targeted performance levels from the acquisition date through 2014.

German Pension Plan

Our German operations have unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to German employees upon retirement. The accumulated benefit obligation at December 31, 2010 and 2009, was $30.3 million and $30.7 million, respectively, and the projected benefit obligation was $31.1 million and $31.7 million, respectively. The plan remains unfunded as of December 31, 2010.

(17)	Concentration of Risk

The Company generates a significant amount of revenue from large customers, however, no individual customer accounted for more than 5% of total revenue or total segment revenue in the years ended December 31, 2010, 2009 and 2008.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents and trade receivables.

The Company places its cash equivalents with high credit-quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade receivables credit risk. The Company controls credit risk through monitoring procedures.

(18)	Segment Information

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the year ended December 31, 2010 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,890.8	$2,478.1	$917.0	$(16.4)	$5,269.5
Operating expenses	1,220.7	1,643.1	845.9	758.7	4,468.4
Operating income	$670.1	$835.0	$71.1	$(775.1)	801.1
Other income (expense) unallocated					(184.8)
Income from continuing operations					$616.3
Depreciation and amortization	$154.1	$97.4	$216.3	$302.9	$770.7
Capital expenditures	$190.3	$56.6	$51.5	$14.0	$312.4
Total assets	$5,046.0	$4,905.7	$1,813.3	$2,375.7	$14,140.7
Goodwill	$3,899.3	$4,054.2	$596.5	$—	$8,550.0

As of and for the year ended December 31, 2009 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,260.0	$1,741.9	$724.3	$(15.1)	$3,711.1
Operating expenses	842.3	1,266.3	602.4	714.5	3,425.5
Operating income	$417.7	$475.6	$121.9	$(729.6)	285.6
Other income (expense) unallocated					(121.9)
Income from continuing operations					$163.7
Depreciation and amortization	$101.0	$78.2	$52.9	$332.3	$564.4
Capital expenditures	$98.8	$31.3	$67.4	$12.1	$209.6
Total assets	$4,960.4	$4,807.8	$1,604.5	$2,581.5	$13,954.2
Goodwill	$3,738.4	$4,029.4	$465.1	$—	$8,232.9

As of and for year ended December 31, 2008 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,135.8	$1,526.3	$699.9	$(2.5)	$3,359.5
Operating expenses	780.1	1,172.5	620.6	449.9	3,023.1
Operating income	$355.7	$353.8	$79.3	$(452.4)	336.4
Other income (expense) unallocated					(155.6)
Income from continuing operations					$180.8
Depreciation and amortization	$90.5	$69.4	$48.7	$207.1	$415.7
Capital expenditures	$87.0	$34.2	$78.0	$10.8	$210.0
Total assets	$2,865.3	$2,195.1	$1,299.2	$1,082.4	$7,442.0
Goodwill	$2,096.4	$1,674.1	$423.5	$—	$4,194.0
     Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers. Total assets at December 31, 2010 , 2009 and 2008, exclude $21.1 million, $43.4 million and $58.4 million, respectively, related to discontinued operations.

Financial Solutions Group
FSG focuses on serving the processing needs of financial institutions, commercial lenders, finance companies and other businesses in North America. FSG's primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. FSG also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between FSG's financial institution customers and their clients. FSG offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. FSG also offers technology solutions, ranging in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures. Outsourced customer service teams, both onshore and offshore, are also provided.

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

International Solutions Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (see Note 6). Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $452.9 million, $444.5 million and $398.0 million at December 31, 2010, 2009 and 2008, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

(19)	Supplemental Guarantor Financial Information

On July 16, 2010, FIS completed the offering of $600.0 million aggregate principal amount of 7.625%, Senior Notes due 2017 (the “2017 Notes”) and $500.0 million aggregate principal amount of 7.875%, Senior Notes due 2020 (the “2020 Notes”

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and together with the 2017 Notes, the “Notes”). FIS issued the Notes in two separate series under an indenture dated as of July 16, 2010 among FIS, FIS' domestic subsidiaries that guarantee its amended credit facility (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. We have since registered the notes and as of January 13, 2011 they are publicly traded.

The following supplemental financial information sets forth for FIS and its Guarantor and non-guarantor subsidiaries: (a) the condensed consolidating balance sheets as of December 31, 2010 and 2009; (b) the condensed consolidating statements of earnings for the years ended December 31, 2010, 2009 and 2008; and (c) the condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008.

Condensed Consolidating Balance Sheets

	December 31, 2010
	FIS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated FIS
	(In millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7.7	$161.6	$168.7	$—	$338.0
Settlement deposits	—	35.9	—	—	35.9
Trade receivables, net	—	648.0	208.1	—	856.1
Investment in subsidiaries, intercompany, and receivables from related parties	9,807.5	7,183.6	1,021.0	(17,978.6)	33.5
Other current assets	46.1	310.0	86.3	(32.9)	409.5
Total current assets	9,861.3	8,339.1	1,484.1	(18,011.5)	1,673.0
Property and equipment, net	1.7	323.8	64.5	—	390.0
Goodwill	—	7,407.0	1,143.0	—	8,550.0
Intangible assets, net	—	1,694.9	508.0	—	2,202.9
Computer software, net	30.4	667.8	210.8	—	909.0
Other noncurrent assets	99.4	173.5	164.0	—	436.9
Total assets	$9,992.8	$18,606.1	$3,574.4	$(18,011.5)	$14,161.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$175.4	$218.4	$217.2	$(33.7)	$577.3
Settlement payables	—	136.3	4.3	—	140.6
Current portion of long-term debt	233.2	0.3	23.4	—	256.9
Deferred revenues	—	186.8	81.8	—	268.6
Other current liabilities	—	—	42.5	—	42.5
Total current liabilities	408.6	541.8	369.2	(33.7)	1,285.9
Deferred income taxes	—	830.0	29.3	—	859.3
Long-term debt, excluding current portion	4,934.0	1.0	0.2	—	4,935.2
Other long-term liabilities	32.4	171.2	316.2	—	519.8
Total liabilities	5,375.0	1,544.0	714.9	(33.7)	7,600.2
Total equity	4,617.8	17,062.1	2,859.5	(17,977.8)	6,561.6
Total liabilities and equity	$9,992.8	$18,606.1	$3,574.4	$(18,011.5)	$14,161.8

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	FIS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated FIS
	(In millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1.9	$222.6	$206.4	$—	$430.9
Settlement deposits	—	50.8	—	—	50.8
Trade receivables, net	—	313.1	457.1	(4.8)	765.4
Investment in subsidiaries, intercompany, and receivables from related parties	9,050.2	7,065.0	850.7	(16,933.9)	32.0
Other current assets	16.7	313.8	55.2	1.3	387.0
Total current assets	9,068.8	7,965.3	1,569.4	(16,937.4)	1,666.1
Property and equipment, net	1.3	310.5	64.1	—	375.9
Goodwill	—	7,373.9	859.0	—	8,232.9
Intangible assets, net	—	1,895.0	501.8	—	2,396.8
Computer software, net	24.8	695.9	212.0	—	932.7
Other noncurrent assets	24.4	165.9	202.9	—	393.2
Total assets	$9,119.3	$18,406.5	$3,409.2	$(16,937.4)	$13,997.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63.0	$312.1	$225.9	$(4.8)	$596.2
Settlement payables	—	118.8	3.5	—	122.3
Current portion of long-term debt	210.0	8.2	18.5	—	236.7
Deferred revenues	—	214.8	64.7	—	279.5
Total current liabilities	273.0	653.9	312.6	(4.8)	1,234.7
Deferred income taxes	—	826.4	88.2	1.3	915.9
Long-term debt, excluding current portion	2,230.6	785.8	0.2	—	3,016.6
Other long-term liabilities	40.4	144.0	127.4	—	311.8
Total liabilities	2,544.0	2,410.1	528.4	(3.5)	5,479.0
Total equity	6,575.3	15,996.4	2,880.8	(16,933.9)	8,518.6
Total liabilities and equity	$9,119.3	$18,406.5	$3,409.2	$(16,937.4)	$13,997.6

Condensed Consolidating Statements of Earnings

	Year Ended December 31, 2010
	FIS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated FIS
	(In millions)
Processing and services revenues	$83.3	$4,347.0	$878.5	$(39.3)	$5,269.5
Operating expenses	297.9	3,300.3	909.5	(39.3)	4,468.4
Operating income	(214.6)	1,046.7	(31.0)	—	801.1
Other income (expense):
Interest expense, net	(167.3)	(2.6)	(3.4)	—	(173.3)
Other income (expense)	9.2	(14.7)	(6.0)	—	(11.5)
Net earnings (loss) of equity affiliates	630.3	—	—	(630.3)	—
Total other income (expense)	472.2	(17.3)	(9.4)	(630.3)	(184.8)
Earnings (loss) from continuing operations before income taxes	257.6	1,029.4	(40.4)	(630.3)	616.3
Provision for income taxes	(143.4)	380.9	(22.2)	—	215.3
Net earnings (loss) from continuing operations	401.0	648.5	(18.2)	(630.3)	401.0
Earnings (loss) from discontinued operations, net of tax	(43.1)	—	(43.1)	43.1	(43.1)
Net earnings (loss)	357.9	648.5	(61.3)	(587.2)	357.9
Net (earnings) loss attributable to noncontrolling interest	46.6	1.5	45.1	(46.6)	46.6
Net earnings (loss) attributable to FIS common stockholders	$404.5	$650.0	$(16.2)	$(633.8)	$404.5

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	FIS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated FIS
	(In millions)
Processing and services revenues	$—	$3,024.7	$703.4	$(17.0)	$3,711.1
Operating expenses	303.4	2,490.9	648.2	(17.0)	3,425.5
Operating income	(303.4)	533.8	55.2	—	285.6
Other income (expense):
Interest expense, net	(116.4)	(7.6)	(6.6)	—	(130.6)
Other income (expense)	(0.2)	0.8	8.1	—	8.7
Net earnings (loss) of equity affiliates	368.0	—	—	(368.0)	—
Total other income (expense)	251.4	(6.8)	1.5	(368.0)	(121.9)
Earnings (loss) from continuing operations before income taxes	(52.0)	527.0	56.7	(368.0)	163.7
Provision for income taxes	(161.0)	208.1	7.6	—	54.7
Net earnings (loss) from continuing operations	109.0	318.9	49.1	(368.0)	109.0
Earnings (loss) from discontinued operations, net of tax	(0.5)	—	(0.5)	0.5	(0.5)
Net earnings (loss)	108.5	318.9	48.6	(367.5)	108.5
Net (earnings) loss attributable to noncontrolling interest	(2.6)	—	(2.6)	2.6	(2.6)
Net earnings (loss) attributable to FIS common stockholders	$105.9	$318.9	$46.0	$(364.9)	$105.9

	Year Ended December 31, 2008
	FIS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated FIS
	(In millions)
Processing and services revenues	$—	$2,695.9	$663.6	$—	$3,359.5
Operating expenses	158.3	2,247.1	617.7	—	3,023.1
Operating income	(158.3)	448.8	45.9	—	336.4
Other income (expense):
Interest expense, net	(161.2)	(6.1)	10.2	—	(157.1)
Other income (expense)	(3.2)	7.6	(2.9)	—	1.5
Net earnings (loss) of equity affiliates	321.9	—	—	(321.9)	—
Total other income (expense)	157.5	1.5	7.3	(321.9)	(155.6)
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	(0.8)	450.3	53.2	(321.9)	180.8
Provision for income taxes	(123.8)	167.5	13.9	—	57.6
Equity in earning (loss) of unconsolidated entities	—	—	(0.2)	—	(0.2)
Net earnings (loss) from continuing operations	123.0	282.8	39.1	(321.9)	123.0
Earnings (loss) from discontinued operations, net of tax	96.5	36.8	122.6	(159.4)	96.5
Net earnings (loss)	219.5	319.6	161.7	(481.3)	219.5
Net (earnings) loss attributable to noncontrolling interest	(4.7)	—	(4.7)	4.7	(4.7)
Net earnings (loss) attributable to FIS common stockholders	$214.8	$319.6	$157.0	$(476.6)	$214.8

Condensed Consolidating Statements of Cash Flows

	For year ended December 31, 2010
	FIS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated FIS
	(In millions)
Cash flows from operating activities	$(209.3)	$916.5	$370.6	$(6.5)	$1,071.3
Cash flows from investing activities	(24.2)	(282.7)	(337.3)	—	(644.2)
Cash flows from financing activities	239.3	(694.8)	(70.0)	6.5	(519.0)
Effect of foreign currency exchange rates on cash	—	—	(1.0)	—	(1.0)
Net increase (decrease) in cash	$5.8	$(61.0)	$(37.7)	$—	$(92.9)

	For year ended December 31, 2009
	FIS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated FIS
Cash flows from operating activities	$(226.6)	$1,014.1	$(81.9)	$8.5	$714.1
Cash flows from investing activities	(1.3)	460.6	(210.5)	—	248.8
Cash flows from financing activities	219.0	(1,300.7)	320.2	(8.5)	(770.0)
Effect of foreign currency exchange rates on cash	—	—	17.1	—	17.1
Net increase (decrease) in cash	$(8.9)	$174.0	$44.9	$—	$210.0

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For year ended December 31, 2008
	FIS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated FIS
Cash flows from operating activities	$(166.4)	$517.6	$246.7	$(1.5)	$596.4
Cash flows from investing activities	(5.5)	(132.1)	(135.5)	—	(273.1)
Cash flows from financing activities	165.5	(408.6)	(196.8)	1.5	(438.4)
Effect of foreign currency exchange rates on cash	—	—	(19.3)	—	(19.3)
Net increase (decrease) in cash	$(6.4)	$(23.1)	$(104.9)	$—	$(134.4)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

Item 9B.    Other Information.

None.

PART III

Items 10-14.

Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will include the matters required by these items.

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

3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 6, 2006).
3.2	Amended and Restated Bylaws of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 28, 2011).
4.1
Registration Rights Agreement, dated as of February 1, 2006, among Fidelity National Information Services, Inc. and the security holders named therein (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 6, 2006).

4.2
Registration Rights Agreement, dated as of July 16, 2010, among FIS, as issuer, the subsidiaries of FIS listed on the signature page thereto and Banc of America Securities LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on July 20, 2010).

4.3	Form of certificate representing Fidelity National Information Services, Inc. Common Stock (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 filed on February 6, 2006).
4.4
Indenture, dated as of July 16, 2010, among FIS, as issuer, the subsidiaries of FIS listed on the signature page thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., a national banking corporation, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on July 20, 2010).

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

10.4	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.5	Certegy 2002 Bonus Deferral Program Terms and Conditions (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.6	Certegy Inc. Officers' Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.7
Certegy Inc. Supplemental Executive Retirement Plan, effective as of November 5, 2003 (the “SERP”) (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed on February 17, 2004).(1)

10.8	Amendment to the SERP, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 2, 2008).(1)
10.9
Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003 (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed on February 17, 2004).(1)

10.10	Form of Certegy Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.46 to Current Report on Form 8-K filed on February 10, 2005).(1)
10.11	Form of Certegy Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed on March 11, 2005).(1)
10.12
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 25, 2008).(1)

10.13
Fidelity National Information Services, Inc. 2005 Stock Incentive Plan, effective as of March 9, 2005 (incorporated by reference to Exhibit 10.84 to Annual Report on Form 10-K of Fidelity National Financial, Inc. filed on March 16, 2005).(1)

10.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.10 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.15	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.11 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.16
Amended and Restated Certegy Inc. Stock Incentive Plan, effective as of June 15, 2001 and amended and restated as of October 23, 2006 (incorporated by reference to Annex B to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).(1)

Exhibit No.	Description
10.17
Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, amended and restated as of July 24, 2001 and as of November 12, 2004 and effective as of December 16, 2004 (incorporated by reference to Annex B to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).(1)

10.18
Form of Stock Option Agreement and Notice of Stock Option Grant under Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on March 21, 2005).(1)

10.19
Sanchez Computer Associates, Inc. Amended and Restated 1995 Equity Compensation Plan, effective as of October 9, 1995 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 of Fidelity National Financial, Inc. filed on April 15, 2004).(1)

10.20
InterCept Group, Inc. Amended and Restated 1996 Stock Option Plan, InterCept, Inc. 2002 Stock Option Plan and InterCept, Inc. G. Lynn Boggs 2002 Stock Option Plan, all amended and restated as of November 8, 2004 (incorporated by reference to Exhibits 99.2, 99.3 and 99.4, respectively, to Registration Statement on Form S-8 of Fidelity National Financial, Inc. filed on November 23, 2004).(1)

10.21
Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, effective as of December 16, 2004 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).(1)

10.22
Notice of Stock Option Grant under Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan, effective as of August 19, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on August 25, 2005).(1)

10.23
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed on February 27, 2009).(1)

10.24
Form of Notice of Stock Option Grant and Stock Option Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed on February 27, 2009).(1)

10.25
Restricted Stock Unit Award Agreement under the Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, dated as of October 1, 2009, between William P. Foley and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on October 2, 2009).(1)

10.26
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan for November 2009 grants (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed on February 26, 2010) (1)

10.27
Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006 (incorporated by reference to Annex C to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006) (1)

10.28	Amended and Restated Metavante 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to FIS's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed on October 1, 2009).(1)
10.29
Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made between November 2007 and October 2008 (incorporated by reference to Exhibit 10.10(a) to Metavante's Current Report on Form 8-K filed on November 6, 2007).(1)

10.30
Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made in November 2008 (incorporated by reference to Exhibit 10.10(b) to Metavante's Annual Report on Form 10-K filed on February 20, 2009).(1)

10.31
Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for Frank R. Martire, Michael D. Hayford, Frank G. D'Angelo and Donald W. Layden, Jr. for grants made in November 2008 (incorporated by reference to Exhibit 10.10(c) to Metavante's Annual Report on Form 10-K filed on February 20, 2009).(1)

10.32
Form of Metavante Restricted Stock Award - Certificate of Award Agreement for grants made in November and December 2007 (incorporate by reference to Exhibit 10.10(b) to Metvante's Current Report on Form 8-K filed on November 6, 2007).(1)

10.33
Form of Metavante Restricted Stock Award - Certificate of Award Agreement for grants made in January 2008 (incorporated by reference to Exhibit 10.10(e) to Metavante's Annual Report on Form 10-K filed on February 20, 2009).(1)

Exhibit No.	Description
10.34
Metavante Restricted Stock Award - Certificate of Award Agreement between Metavante Technologies, Inc. and Timothy C. Oliver dated November 12, 2007 (incorporated by reference to Exhibit 10.10(f) to Metavante's Annual Report on Form 10-K filed on February 20, 2009).(1)

10.35	Form of Metavante Performance Share Award - Certificate of Award Agreement (incorporated by reference to Exhibit 10.10(g) to Metavante's Annual Report on Form 10-K filed on February 20, 2009).(1)
10.36
Form of Metavante Restricted Stock Agreement for grants made to Frank R. Martire and Frank G. D'Angelo on October 2, 2009. (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K filed on February 26, 2010) (1)

10.37
Form of Metavante Stock Option Agreement for grants made to Frank R. Martire, Michael D. Hayford, Frank G. D'Angelo and Hurdis on October 2, 2009 (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed on February 26, 2010) (1)

10.38
Form of Stock Option Agreement for grants made in November 2009 under the Metavante 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K filed on February 26, 2010) (1)

10.39
Form of Restricted Stock Agreement for grants made in November 2009 under the Metavante 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed on February 26, 2010) (1)

10.40
Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006 (incorporated by reference to Annex D to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).(1)

10.41
Form of Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed on March 1, 2007).(1)

10.42
Second Amended and Restated Employment Agreement, dated as of September 30, 2009, by and among Fidelity National Information Services, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on October 2, 2009)(1)

10.43	Letter Agreement dated February 7, 2011 by and between Fidelity National Information Services, Inc. and William P. Foley, II (1)
10.44
Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Frank R. Martire (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4/A filed on July 20, 2009).(1)

10.45
Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Frank R. Martire (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2009).(1)

10.46
Relocation Letter Agreement, dated as of March 31, 2009, from Fidelity National Information Services, Inc. to Frank R. Martire (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4/A filed on July 20, 2009).

10.47
Employment Agreement, effective as of July 2, 2008, between Fidelity National Information Services, Inc. and Brent B. Bickett (incorporated by reference to Exhibit 10.59 to Annual Report on Form 10-K filed on February 27, 2009).(1)

10.48
Amended and Restated Employment Agreement, dated as of December 29, 2009, by and among Fidelity National Information Services, Inc. and Gary A. Norcross (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 29, 2009).(1)

10.49
Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Michael D. Hayford (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 3, 2009).(1)

10.50
Relocation Letter Agreement, dated as of March 31, 2009, from Fidelity National Information Services, Inc. to Michael D. Hayford (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4/A filed on July 20, 2009).

10.51
Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Michael D. Hayford (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4/A filed on July 20, 2009).(1)

Exhibit No.	Description
10.52
Amended and Restated Employment Agreement dated December 16, 2009 by and between Fidelity National Information Services, Inc. and Michael L. Gravelle (incorporated by reference to Exhibit 10.61 to Annual Report on Form 10-K filed on February 26, 2010) (1)

10.53
Employment Agreement, dated as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed on October 2, 2009).(1)

10.54	Amend and Restated Employment Agreement dated June 1, 2010 between George P. Scanlon and Fidelity National Information Services, Inc. (1)
10.55
Termination of Amended and Restated Employment Agreement, dated as of February 28, 2010, by and among Fidelity National Information Services, Inc., and Lee A. Kennedy (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 5, 2010 (1)

10.56
Debt Exchange and Joinder Agreement, dated as of October 1, 2009, by and among Fidelity National Information Services, Inc., Metavante Holdings, LLC, Metavante Corporation, Fidelity National Information Services, Inc., as loan purchaser, each lender listed on Schedule I thereto, JPMorgan Chase Bank, N.A., as administrative agent under the FNIS Credit Agreement (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent under the Metavante Credit Agreement (as defined therein) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 2, 2009).

10.57
Joinder Agreement, dated as of July 16, 2010, by and among FIS, each joinder lender listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010).

10.58
Amendment and Restatement Agreement dated as of June 29, 2010 by and among FIS, the other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., as Swing Line Lender, including as Exhibit A thereto the Amended and Restated Credit Agreement dated as of January 18, 2007, and amended and restated as of June 29, 2010, among FIS, the other borrowers, the parties signatory thereto from time to time as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Bank of America, N.A., as Swing Line Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 2, 2010).

10.59
Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Fidelity National Financial, Inc., Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 27, 2006).

10.60
Cross-Indemnity Agreement, dated as of October 23, 2006 by and between Fidelity National Information Services, Inc. and Fidelity National Title Group, Inc. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 27, 2006).

10.61	Form of Restricted Stock Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in April and October 2010
10.62	Form of Performance Restricted Stock Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in July 2010
10.63	Form of Performance Restricted Stock Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in July 2010
10.64	Form of Performance Share Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in July 2010
10.65	Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in October 2010

Exhibit No.	Description
10.66
Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in April, June, September and October 2010

10.67	Form of Restricted Stock Award issued under Amended and Restate Metavante 2007Equity Incentive Plan - Certificate of Award Agreement for grants made in October 2010
10.68	Form of Performance Restricted Stock Award issued under the Amended and Restated Metavante 2007 Equity Incentive Plan - Certificate of Award Agreement for grants made in July 2010
10.69	Form of Performance Share Award Agreement issued under the Amended and Restate Metavante 2007 Equity Incentive Plan - Certificate of Award Agreement for grants made in July 2010
10.70	Form of Stock Option grant issued under Amended and Restated Metavante 2007 Equity Incentive Plan - Certificate of Option Agreement for grants made in October 2010
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
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

_________________________

(1)	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 25, 2011		Fidelity National Information Services, Inc.

		By:	/s/ Frank R. Martire
Frank R. Martire
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2011	By:	/s/ William P. Foley, II
William P. Foley, II
Chairman of the Board

Date:	February 25, 2011	By:	/s/ Frank R. Martire
Frank R. Martire
President and Chief Executive Officer;
Director (Principal Executive Officer)

Date:	February 25, 2011	By:	/s/ Michael D. Hayford
Michael D. Hayford
Corporate Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 25, 2011	By:	/s/ James W. Woodall
James W. Woodall
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 25, 2011	By:	/s/ Thomas M. Hagerty
Thomas M. Hagerty,
Director

Date:	February 25, 2011	By:	/s/ Keith W. Hughes
Keith W. Hughes,
Director

Date:	February 25, 2011	By:	/s/ David K. Hunt
David K. Hunt,
Director

Date:	February 25, 2011	By:	/s/ Stephan A. James
Stephan A. James,
Director

Date:	February 25, 2011	By:	/s/ Richard N. Massey
Richard N. Massey,
Director

Date:	February 25, 2011	By:	/s/ James C. Neary
James C. Neary,
Director