Form 10-Q
period 2011-03-31
Fidelity National Information Services, Inc.
filed 2011-05-06
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-16427
_______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of April 30, 2011, 305,789,211 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2011
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2
B. Condensed Consolidated Statements of Earnings for the three-month periods ended March 31, 2011 and 2010	3
C. Condensed Consolidated Statement of Equity and Comprehensive Earnings for the three-month period ended March 31, 2011	4
D. Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010	5
E. Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosure About Market Risk	26
Item 4. Controls and Procedures	28
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$384.1	$338.0
Settlement deposits	32.9	35.9
Trade receivables, net of allowance for doubtful accounts of $31.5 and $33.1 at March 31, 2011 and December 31, 2010, respectively	864.1	856.1
Settlement receivables	80.4	157.3
Other receivables	36.1	38.7
Receivable from related parties	33.5	33.5
Prepaid expenses and other current assets	148.1	138.0
Deferred income taxes	65.5	58.1
Assets held for sale	—	17.4
Total current assets	1,644.7	1,673.0
Property and equipment, net	383.9	390.0
Goodwill	8,568.4	8,550.0
Intangible assets, net	2,147.6	2,202.9
Computer software, net	920.1	909.0
Deferred contract costs	259.8	254.2
Other noncurrent assets	189.8	197.2
Total assets	$14,114.3	$14,176.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$591.6	$591.8
Settlement payables	119.0	140.6
Current portion of long-term debt	577.0	256.9
Deferred revenues	282.7	268.6
Liabilities held for sale	—	42.5
Total current liabilities	1,570.3	1,300.4
Deferred revenues	81.5	86.3
Deferred income taxes	884.9	859.3
Long-term debt, excluding current portion	4,435.2	4,935.2
Due to Brazilian venture partners	49.9	47.9
Other long-term liabilities	362.0	385.6
Total liabilities	7,383.8	7,614.7
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 600 shares authorized, 382.7 shares issued at March 31, 2011 and December 31, 2010, respectively	3.8	3.8
Additional paid in capital	7,191.3	7,199.7
Retained earnings	1,548.8	1,471.2
Accumulated other comprehensive earnings	105.0	87.9
Treasury stock, $0.01 par value, 77.9 and 80.8 shares at March 31, 2011 and December 31, 2010, respectively, at cost	(2,279.2)	(2,359.4)
Total FIS stockholders’ equity	6,569.7	6,403.2
Noncontrolling interest	160.8	158.4
Total equity	6,730.5	6,561.6
Total liabilities and equity	$14,114.3	$14,176.3
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three-month periods ended March 31,
	2011	2010
Processing and services revenues (for related party activity, see note 2)	$1,383.4	$1,235.0
Cost of revenues (for related party activity, see note 2)	996.0	890.4
Gross profit	387.4	344.6
Selling, general, and administrative expenses (for related party activity, see note 2)	173.5	157.2
Operating income	213.9	187.4
Other income (expense):
Interest expense, net	(68.0)	(28.2)
Other income (expense), net	3.3	(5.3)
Total other income (expense)	(64.7)	(33.5)
Earnings from continuing operations before income taxes	149.2	153.9
Provision for income taxes	52.3	56.9
Earnings from continuing operations, net of tax	96.9	97.0
Earnings (loss) from discontinued operations, net of tax	(3.3)	(3.5)
Net earnings	93.6	93.5
Net (earnings) loss attributable to noncontrolling interest	(0.8)	0.1
Net earnings attributable to FIS	$92.8	$93.6
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.32	$0.26
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	(0.01)
Net earnings per share — basic attributable to FIS common stockholders	$0.31	$0.25
Weighted average shares outstanding — basic	301.5	373.3
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.31	$0.26
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders	$0.30	$0.25
Weighted average shares outstanding — diluted	308.7	379.9
Cash dividends paid per share	$0.05	$0.05
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$96.1	$97.1
Earnings (loss) from discontinued operations, net of tax	(3.3)	(3.5)
Net earnings attributable to FIS	$92.8	$93.6
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed
Consolidated Statement of Equity and Comprehensive Earnings
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of Shares			Additional		Other
	Common	Treasury	Common	Paid In	Retained	Comprehensive	Treasury	Noncontrolling	Comprehensive	Total
	Shares	Stock	Stock	Capital	Earnings	Earnings	Stock	Interest	Earnings	Equity
Balances, December 31, 2010	382.7	(80.8)	$3.8	$7,199.7	$1,471.2	$87.9	$(2,359.4)	$158.4	$—	$6,561.6
Exercise of stock options and stock purchase right	—	2.9	—	(28.7)	—	—	84.1	—	—	55.4
Excess income tax benefit from exercise of stock options	—	—	—	4.9	—	—	—	—	—	4.9
Stock-based compensation	—	—	—	15.4	—	—	—	—	—	15.4
Cash dividends paid ($0.05 per share per quarter) and other distributions	—	—	—	—	(15.2)	—	—	(0.8)	—	(16.0)
Treasury shares held for taxes	—	—	—	—	—	—	(3.9)	—	—	(3.9)
Comprehensive earnings, net of tax:
Net earnings	—	—	—	—	92.8	—	—	0.8	93.6	93.6
Other comprehensive earnings, net of tax:
Unrealized gain (loss) on investments and derivatives, net	—	—	—	—	—	(8.2)	—	—	(8.2)	(8.2)
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	25.3	—	2.4	27.7	27.7
Comprehensive earnings									$113.1
Balances, March 31, 2011	382.7	(77.9)	$3.8	$7,191.3	$1,548.8	$105.0	$(2,279.2)	$160.8		$6,730.5
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three-month periods ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$93.6	$93.5
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	154.4	152.8
Amortization of debt issue costs	3.6	1.4
Stock-based compensation	15.4	16.0
Deferred income taxes	21.4	(8.5)
Excess income tax benefit from exercise of stock options	(4.9)	0.1
Other operating activities, net	(4.5)	4.0
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	—	45.7
Settlement activity	58.3	(21.6)
Prepaid expenses and other assets	(17.6)	(9.2)
Deferred contract costs	(18.2)	(7.2)
Deferred revenue	1.3	11.5
Accounts payable, accrued liabilities, and other liabilities	(42.6)	(6.9)
Net cash provided by operating activities	260.2	271.6
Cash flows from investing activities:
Additions to property and equipment	(20.4)	(20.8)
Additions to computer software	(51.2)	(37.4)
Net proceeds from sale of assets	5.9	71.5
Acquisitions, net of cash acquired	(12.8)	(50.0)
Other investing activities, net	—	39.2
Net cash provided by (used in) investing activities	(78.5)	2.5
Cash flows from financing activities:
Borrowings	2,732.2	1,841.6
Repayment of borrowings	(2,912.7)	(2,042.0)
Excess income tax benefit from exercise of stock options	4.9	(0.1)
Proceeds from exercise of stock options, net of tax withholding	51.5	13.2
Treasury stock purchases	—	(32.2)
Dividends paid and other distributions	(16.0)	(19.5)
Net cash used in financing activities	(140.1)	(239.0)
Effect of foreign currency exchange rate changes on cash	4.5	(2.1)
Net increase in cash and cash equivalents	46.1	33.0
Cash and cash equivalents, beginning of period	338.0	430.9
Cash and cash equivalents, end of period	$384.1	$463.9
Supplemental cash flow information:
Cash paid for interest	$88.2	$35.5
Cash paid for income taxes	$12.6	$14.5
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries; all references to “Metavante” are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009, and all references to "Capco" are to The Capital Markets Company N.V., as acquired by FIS on December 2, 2010.

(1) Basis of Presentation
The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2010 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2011.
We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 11).

(2) Related Party Transactions
We are party to certain related party agreements described below.
Revenues and Expenses
A detail of related party items included in revenues for the three-month periods ended March 31, 2011 and 2010 is as follows (in millions):

	Three months ended March 31,
	2011	2010
Banco Bradesco Brazilian Venture revenue	$66.5	$32.3
Banco Santander Brazilian Venture revenue	—	12.8
Banco Bradesco item processing revenue	1.2	3.9
Banco Santander item processing revenue	—	10.7
FNF data processing services revenue	11.7	11.6
Ceridian data processing services revenue	13.9	2.1
Sedgwick data processing services revenue	—	8.9
LPS services revenue (through March 10, 2010)	—	0.1
Total related party revenues	$93.3	$82.4
A detail of related party items included in operating expenses (net of expense reimbursements) for the three-month periods ended March 31, 2011 and 2010 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31,
	2011	2010
Equipment and real estate leasing with FNF and LPS	$—	$0.6
Administrative corporate support and other services with FNF and LPS	1.1	0.8
Total related party expenses	$1.1	$1.4

Brazilian Venture
In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“Banco Bradesco”) to form a venture (the "Brazilian Venture"), to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. During the third quarter of 2008, Banco Santander acquired majority control of ABN. In late January 2010, Banco Santander ceased processing its card portfolio on the Brazilian Venture's systems, and in August 2010, all documents required to effect a mutually agreeable exit for Banco Santander were executed. The revenue items with Banco Santander are, therefore, summarized above as related party activity for the 2010 period only.

FNF

We provide data processing services to Fidelity National Financial, Inc. ("FNF"), our former parent, consisting primarily of infrastructure support and data center management. The Chairman of the Board of Directors of FIS is currently the Chairman of the Board of Directors of FNF. Our agreement with FNF runs through September 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). Historically, FNF has provided to us, and to a lesser extent we have provided to FNF, certain administrative support services relating to general management and administration. The pricing for these services, both to and from FNF, is at cost. We also incurred expenses for amounts paid by us to FNF under leases of certain personal property and technology equipment.

Ceridian

We provide data processing services to Ceridian Corporation (“Ceridian”), a company in which FNF holds an approximate 33% equity interest.

Sedgwick
We provided data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF held an approximate 32% equity interest through May 28, 2010. The revenue items with Sedgwick are, therefore, summarized above as related party activity for the 2010 period only.
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
We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties, except for services provided to FNF which are at cost. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm's-length, and may not represent the terms that we might have obtained from an unrelated third party.

(3) Unaudited Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three-month periods ended March 31, 2011 and 2010 are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the earnings per share attributable to FIS common stockholders for the three-month periods ended March 31, 2011 and 2010 (in millions, except per share amounts):

	Three months ended March 31,
	2011	2010
Earnings from continuing operations attributable to FIS, net of tax	$96.1	$97.1
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(3.3)	(3.5)
Net earnings attributable to FIS	$92.8	$93.6
Weighted average shares outstanding — basic	301.5	373.3
Plus: Common stock equivalent shares	7.2	6.6
Weighted average shares outstanding — diluted	308.7	379.9
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.32	$0.26
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	(0.01)
Net earnings per share — basic attributable to FIS common stockholders	$0.31	$0.25
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.31	$0.26
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders	$0.30	$0.25
Options to purchase approximately 5.0 million shares and 11.4 million shares of our common stock for the three-month periods ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations
     ClearPar
On October 30, 2009, we entered into a definitive agreement to sell ClearPar because its operations did not align with our strategic plans. The net assets were classified as held for sale at December 31, 2009, and the transaction was closed on January 1, 2010. We received cash proceeds of $71.5 million. ClearPar had a loss before taxes of $1.7 million during the three months ended March 31, 2010. The operating results of ClearPar for the three-month period ended March 31, 2010 are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings.
     Brazil Item Processing and Remittance Services Operations
As previously disclosed, during the third quarter 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes had revenues of $9.6 million and $14.6 million during the three months ended March 31, 2011 and 2010, respectively. Participacoes had losses before taxes of $4.8 million and $3.7 million during the three months ended March 31, 2011 and 2010, respectively. The operating results of Participacoes are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings.

(5) Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2011 and December 31, 2010 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2011			December 31, 2010
	Cost	Accumulated Depreciation and Amortization	Net	Cost	Accumulated Depreciation and Amortization	Net
Property and equipment	$798.2	$414.3	$383.9	$787.6	$397.6	$390.0
Intangible assets	$3,093.0	$945.4	$2,147.6	$3,089.7	$886.8	$2,202.9
Computer software	$1,463.1	$543.0	$920.1	$1,421.1	$512.1	$909.0

(6) Long-Term Debt
Long-term debt as of March 31, 2011 and December 31, 2010 consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Term Loan A-1, secured, quarterly principal amortization (1)	$337.5	$350.0
Term Loan A-2, secured, quarterly principal amortization (2)	1,850.0	1,900.0
Term Loan B secured, quarterly principal amortization (3)	1,492.5	1,496.3
Senior Notes due 2017, unsecured, interest payable semi-annually at 7.625%	600.0	600.0
Senior Notes due 2020, unsecured, interest payable semi-annually at 7.875%	500.0	500.0
Revolving Loans, secured (4)	187.7	305.0
Other promissory notes with various interest rates and maturities	44.5	40.8
	5,012.2	5,192.1
Current portion	(577.0)	(256.9)
Long-term debt, excluding current portion	$4,435.2	$4,935.2
__________________________________________

(1)
Interest on the Term Loan A-1 is generally payable at LIBOR plus an applicable margin of up to 1.25% based upon the Company's leverage ratio, as defined in the amended and extended credit agreement. As of March 31, 2011, the weighted average interest rate on the Term Loan A-1 was 1.26%.

(2)
Interest on the Term Loan A-2 is generally payable at LIBOR plus an applicable margin of up to 2.50% based upon the Company's leverage ratio, as defined in the amended and extended credit agreement. As of March 31, 2011, the weighted average interest rate on the Term Loan A-2 was 2.77%.

(3)	Interest on the Term Loan B is generally payable at LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.50%. As of March 31, 2011, the interest rate on the Term Loan B was 5.25%.

(4)
Interest on the portion of the Revolving Loans that matures in January 2012, approximately $112.3 million of commitments, is generally payable at LIBOR plus an applicable margin of up to 1.00%, plus a facility fee of up to 0.25%. Interest on the portion of the Revolving Loans that matures in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.50%, based upon the Company's leverage ratio, in addition to an unused commitment fee of 0.50%. As of March 31, 2011, the applicable margins on the 2012 Revolving Loan and 2014 Revolving Loan, excluding facility fees and unused commitment fees, were 0.80% and 2.50%, respectively.

The fair value of the Company’s long-term debt is estimated to be approximately $128.5 million higher than the carrying value as of March 31, 2011. This estimate is based on values of trades of our debt in close proximity to March 31, 2011, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

The FIS Credit Agreement, as of March 31, 2011, provides total committed capital of $4,715.6 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million, consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012 (the "2012 Revolving Loan") and $921.4 million in revolving credit capacity maturing on July 18, 2014 (the "2014 Revolving Loan", together with the 2012 Revolving Loan the “Revolving Loans”); (2) an aggregate of $3,681.9 million of term notes consisting of $337.5 million maturing on January 18, 2012 (“Term Loan A-1”), $1,850.0 million maturing on July 18, 2014 (“Term Loan A-2”), (3) $1,492.5 million maturing on July 18, 2016

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

("Term Loan B") and (4) an aggregate of $1.9 million of term notes (the “LCPI Loans”) maturing on July 18, 2014. As of March 31, 2011, the outstanding principal balance of the Revolving Loans was $187.7 million, with $831.0 million of borrowing capacity remaining thereunder (net of $15.0 million in outstanding letters of credit issued under the Revolving Loans). We pay a commitment fee on the Revolving Loans of 0.20% per annum and an unused commitment fee of 0.50% per annum on the 2014 Revolving Loan.

In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended March 31, 2011.

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

The obligations of FIS under the FIS Credit Agreement are guaranteed by substantially all of the domestic subsidiaries of FIS and are secured by a pledge of the equity interests issued by substantially all of the domestic subsidiaries of FIS and a pledge of 65% of the equity interests issued by certain foreign subsidiaries of FIS (Note 7).
The indenture with respect to the Senior Notes due 2017 and 2020 ( the "Notes") contains covenants that, among other things, limit FIS' ability and the ability of certain of FIS' subsidiaries (a) to incur or guarantee additional indebtedness, (b) to make certain restricted payments, (c) to create or incur certain liens, (d) to create restrictions on the payment of dividends or other distributions to FIS from its restricted subsidiaries, (e) to engage in sale and leaseback transactions, (f) to transfer all or substantially all of the assets of FIS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the indenture.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of March 31, 2011 (in millions). There are no mandatory principal payments on the Revolving Loans; any balance outstanding on the 2012 Revolving Loan at its maturity date will be transferred to the 2014 Revolving Loan, and any balance outstanding on the 2014 Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2011	$8.8	$147.0	$11.2	$—	$—	$167.0
2012	328.7	200.4	15.0	—	—	544.1
2013	—	300.4	15.0	—	—	315.4
2014	—	1,202.2	15.0	—	—	1,217.2
2015	—	—	15.0	—	—	15.0
Thereafter	—	—	1,421.3	600.0	500.0	2,521.3
Total	$337.5	$1,850.0	$1,492.5	$600.0	$500.0	$4,780.0

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loans are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 69% of our Revolving Loans. The failure of any single lender to perform their obligations under the Revolving Loans would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loans), the maximum loss of available capacity on the undrawn portion of the Revolving Loans, as of March 31, 2011, would be approximately $120.5 million.

Total debt issuance costs of $63.3 million are capitalized as of March 31, 2011 related to all of the above credit facilities.

As of March 31, 2011, we have entered into the following interest rate swap transactions converting a portion of the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective Date	Termination Date	Notional Amount		Bank Pays Variable Rate of	FIS pays Fixed Rate of
April 12, 2010	April 11, 2011	$200.0		1 Month LIBOR (2)	0.76%	(4)
October 20, 2009	April 20, 2011	700.0		1 Month LIBOR (2)	0.99%	(4)
February 1, 2010	May 1, 2011	250.0		1 Month LIBOR (2)	0.75%	(4)
February 1, 2010	May 1, 2011	150.0		1 Month LIBOR (2)	0.74%	(4)
December 11, 2009	June 13, 2011	200.0		1 Month LIBOR (2)	0.91%	(4)
February 1, 2008	February 1, 2012	200.0	(1)	3 Month LIBOR (3)	3.87%	(4)
February 1, 2008	February 1, 2012	200.0		3 Month LIBOR (3)	3.44%	(4)
November 1, 2010	November 1, 2012	150.0		1 Month LIBOR (2)	0.50%	(4)
February 1, 2011	February 1, 2013	200.0		1 Month LIBOR (2)	0.62%	(4)
May 3, 2011	May 1, 2013	400.0		1 Month LIBOR (2)	0.73%	(4)
		$2,650.0
_______________________

(1)	Notional value amortized from $400.0 million to $200.0 million on February 1, 2011.

(2)	0.24% in effect at March 31, 2011.

(3)	0.30% in effect at March 31, 2011.

(4)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loans as described above.
We have designated these interest rate swaps as cash flow hedges and as such they are carried on the Condensed Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other noncurrent assets	$2.5	Other noncurrent assets	$2.6
Interest rate swap contracts	Accounts payable and accrued liabilities	14.4	Accounts payable and accrued liabilities	3.4
Interest rate swap contracts	Other long-term liabilities	—	Other long-term liabilities	18.3
Total derivatives designated as hedging instruments		$11.9		$19.1
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

As part of the Metavante acquisition, the Company assumed an interest rate swap that is not designated as a hedge for accounting purposes. As of March 31, 2011, the accrued but unpaid reset payments and the fair value of the future reset payments total $43.0 million and the aggregate amount is recorded as part of other long-term liabilities.  The interest rate swap matures in the first quarter of 2012 at which time the Company will remit to the counterparty all accrued but unpaid reset payments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and recognized in AOCE for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	Amount of Loss Recognized in AOCE on Derivatives			Amount of Loss Reclassified from AOCE into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Location of Loss Reclassified from Accumulated OCE into Income	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest rate swap contracts	$(0.7)	$(16.7)	Interest expense	$(6.5)	$(12.2)

Approximately $4.5 million of the balance in AOCE at March 31, 2011 is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2011, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(7) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its Guarantor and non-guarantor subsidiaries: (a) the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010; (b) the condensed consolidating statements of earnings for the three-month periods ended March 31, 2011 and 2010; and (c) the condensed consolidating statements of cash flows for the three-month periods ended March 31, 2011 and 2010.

	March 31, 2011
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$16.1	$162.8	$205.2	$—	$384.1
Settlement deposits	—	32.9	—	—	32.9
Trade receivables, net	—	649.4	214.7	—	864.1
Investment in subsidiaries, intercompany and receivables from related parties	9,770.1	7,518.8	1,006.9	(18,262.3)	33.5
Other current assets	19.3	238.7	72.1	—	330.1
Total current assets	9,805.5	8,602.6	1,498.9	(18,262.3)	1,644.7
Property and equipment, net	1.6	313.5	68.8	—	383.9
Goodwill	—	7,413.4	1,155.0	—	8,568.4
Intangible assets, net	—	1,636.4	511.2	—	2,147.6
Computer software, net	30.8	677.1	212.2	—	920.1
Other noncurrent assets	95.7	182.3	171.6	—	449.6
Total assets	$9,933.6	$18,825.3	$3,617.7	$(18,262.3)	$14,114.3
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$102.1	$244.8	$244.7	$—	$591.6
Settlement payables	—	114.3	4.7	—	119.0
Current portion of long-term debt	549.6	0.3	27.1	—	577.0
Deferred revenues	—	200.8	81.9	—	282.7
Other current liabilites	—	—	—	—	—
Total current liabilities	651.7	560.2	358.4	—	1,570.3
Deferred income taxes	—	855.6	29.3	—	884.9
Long-term debt, excluding current portion	4,434.1	1.0	0.1	—	4,435.2
Other long-term liabilities	17.5	121.2	354.7	—	493.4
Total liabilities	5,103.3	1,538.0	742.5	—	7,383.8
Total equity	4,830.3	17,287.3	2,875.2	(18,262.3)	6,730.5
Total liabilities and equity	$9,933.6	$18,825.3	$3,617.7	$(18,262.3)	$14,114.3

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$7.7	$161.6	$168.7	$—	$338.0
Settlement deposits	—	35.9	—	—	35.9
Trade receivables, net	—	648.0	208.1	—	856.1
Investment in subsidiaries, intercompany and receivables from related parties	9,851.1	7,183.6	1,021.0	(18,022.2)	33.5
Other current assets	46.1	310.0	86.3	(32.9)	409.5
Total current assets	9,904.9	8,339.1	1,484.1	(18,055.1)	1,673.0
Property and equipment, net	1.7	323.8	64.5	—	390.0
Goodwill	—	7,407.0	1,143.0	—	8,550.0
Intangible assets, net	—	1,694.9	508.0	—	2,202.9
Computer software, net	30.4	667.8	210.8	—	909.0
Other noncurrent assets	99.4	173.5	178.5	—	451.4
Total assets	$10,036.4	$18,606.1	$3,588.9	$(18,055.1)	$14,176.3
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$175.4	$218.4	$231.7	$(33.7)	$591.8
Settlement payables	—	136.3	4.3	—	140.6
Current portion of long-term debt	233.2	0.3	23.4	—	256.9
Deferred revenues	—	186.8	81.8	—	268.6
Other current liabilites	—	—	42.5	—	42.5
Total current liabilities	408.6	541.8	383.7	(33.7)	1,300.4
Deferred income taxes	—	830.0	29.3	—	859.3
Long-term debt, excluding current portion	4,934.0	1.0	0.2	—	4,935.2
Other long-term liabilities	32.4	171.2	316.2	—	519.8
Total liabilities	5,375.0	1,544.0	729.4	(33.7)	7,614.7
Total equity	4,661.4	17,062.1	2,859.5	(18,021.4)	6,561.6
Total liabilities and equity	$10,036.4	$18,606.1	$3,588.9	$(18,055.1)	$14,176.3

	Three Months Ended March 31, 2011
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$—	$1,083.5	$299.9	$—	$1,383.4
Operating expenses	45.3	836.7	287.5	—	1,169.5
Operating income	(45.3)	246.8	12.4	—	213.9
Other income (expense):
Interest expense, net	(64.7)	—	(3.3)	—	(68.0)
Other income (expense)	(0.8)	(0.9)	5.0	—	3.3
Net earnings (loss) of equity affiliates	165.6	—	—	(165.6)	—
Total other income (expense)	100.1	(0.9)	1.7	(165.6)	(64.7)
Earnings (loss) from continuing operations before income taxes	54.8	245.9	14.1	(165.6)	149.2
Provision for income taxes	(42.1)	90.2	4.2	—	52.3
Net earnings (loss) from continuing operations	96.9	155.7	9.9	(165.6)	96.9
Earnings (loss) from discontinued operations, net of tax	(3.3)	—	(3.3)	3.3	(3.3)
Net earnings (loss)	93.6	155.7	6.6	(162.3)	93.6
Net (earnings) loss attributable to noncontrolling interest	(0.8)	0.1	(0.9)	0.8	(0.8)
Net earnings (loss) attributable to FIS common stockholders	$92.8	$155.8	$5.7	$(161.5)	$92.8

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$—	$1,053.9	$195.7	$(14.6)	$1,235.0
Operating expenses	66.4	818.3	177.5	(14.6)	1,047.6
Operating income	(66.4)	235.6	18.2	—	187.4
Other income (expense):
Interest expense, net	(26.6)	(1.3)	(0.3)	—	(28.2)
Other income (expense)	(0.1)	(5.8)	0.6	—	(5.3)
Net earnings (loss) of equity affiliates	154.2	—	—	(154.2)	—
Total other income (expense)	127.5	(7.1)	0.3	(154.2)	(33.5)
Earnings (loss) from continuing operations before income taxes	61.1	228.5	18.5	(154.2)	153.9
Provision for income taxes	(35.9)	87.5	5.3	—	56.9
Net earnings (loss) from continuing operations	97.0	141.0	13.2	(154.2)	97.0
Earnings (loss) from discontinued operations, net of tax	(3.5)	—	(3.5)	3.5	(3.5)
Net earnings (loss)	93.5	141.0	9.7	(150.7)	93.5
Net (earnings) loss attributable to noncontrolling interest	0.1	0.5	(0.4)	(0.1)	0.1
Net earnings (loss) attributable to FIS common stockholders	$93.6	$141.5	$9.3	$(150.8)	$93.6

	Three Months Ended March 31, 2011
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Cash flows from operating activities	$(124.6)	$323.8	$51.2	$9.8	$260.2
Cash flows from investing activities	(1.5)	(52.9)	(24.1)	—	(78.5)
Cash flows from financing activities	134.7	(269.9)	4.9	(9.8)	(140.1)
Effect of foreign currency exchange rates on cash	—	—	4.5	—	4.5
Net increase (decrease) in cash	$8.6	$1.0	$36.5	$—	$46.1

	Three Months Ended March 31, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Cash flows from operating activities	$(22.0)	$221.7	$23.7	$48.2	$271.6
Cash flows from investing activities	—	(86.7)	89.2	—	2.5
Cash flows from financing activities	24.6	(128.8)	(86.6)	(48.2)	(239.0)
Effect of foreign currency exchange rates on cash	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash	$2.6	$6.2	$24.2	$—	$33.0

(8) Commitments and Contingencies
Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matters listed below, depart from customary litigation incidental to its business. As background to the disclosures below,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

please note the following:

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

     Searcy, Gladys v. eFunds Corporation
     This is a nationwide putative class action that was filed against eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion; however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs is ongoing. An estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.
         Other Litigation Matters
     In September 2010, we received a $12.1 million court ruling related to an action between Metavante and a former customer. Of this total, approximately $10.1 million was for reimbursement of previously incurred legal fees and was recorded as a reduction of selling, general and administrative expenses in the third quarter of 2010. On November 29, 2010, the former customer filed a petition for certiorari in the United States Supreme Court. On March 28, 2011, the Supreme Court denied the former customer's petition for certiorari.
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

(9) Share Repurchase Program and Recapitalization Plan

On February 4, 2010, our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million, at an average price of $22.97 in 2010. No additional

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

shares were repurchased under this plan during the three months ended March 31, 2011. Approximately 13.6 million shares of our common stock remain available to repurchase under this plan as of March 31, 2011.
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

(10) Stock Purchase Right
As of the Metavante acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus' initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $0.01 per share (“Net Settlement Feature”). In March 2010, 0.5 million shares were issued to Warburg Pincus relative to 2009 activity. An additional 0.2 million shares were issued during 2010 relative to first, second and third quarter 2010 activity. In March 2011, 28,805 shares were issued relative to fourth quarter 2010 activity. Warburg Pincus paid a nominal amount for these shares under the Net Settlement Feature of the agreement. As of March 31, 2011, approximately 3.7 million employee options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase at most an additional 1.2 million shares.

(11) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three-month period ended March 31, 2011 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$503.7	$614.5	$268.1	$(2.9)	$1,383.4
Operating expenses	347.5	418.5	237.6	165.9	1,169.5
Operating income	$156.2	$196.0	$30.5	$(168.8)	213.9
Other income (expense) unallocated					(64.7)
Income from continuing operations					$149.2
Depreciation and amortization	$38.9	$23.3	$18.4	$73.8	$154.4
Capital expenditures	$51.7	$11.3	$7.0	$1.6	$71.6
Total assets	$5,085.4	$4,873.7	$1,878.8	$2,266.4	$14,104.3
Goodwill	$3,908.5	$4,053.7	$606.2	$—	$8,568.4
As of and for the three-month period ended March 31, 2010 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$443.5	$618.8	$180.4	$(7.7)	$1,235.0
Operating expenses	294.9	414.0	160.8	177.9	1,047.6
Operating income	$148.6	$204.8	$19.6	$(185.6)	187.4
Other income (expense) unallocated					(33.5)
Income from continuing operations					$153.9
Depreciation and amortization	$37.9	$24.7	$14.3	$74.6	$151.5
Capital expenditures	$30.2	$14.7	$11.4	$1.5	$57.8
Total assets	$4,875.5	$4,836.1	$1,642.5	$2,443.3	$13,797.4
Goodwill	$3,736.8	$4,026.8	$457.4	$—	$8,221.0

Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers. Total assets at March 31, 2011, exclude $10.0 million related to discontinued operations.
Financial Solutions Group
FSG focuses on serving the processing needs of financial institutions, commercial lenders, finance companies and other businesses in North America. FSG's primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts. FSG also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between FSG's financial institution customers and their clients. FSG offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. FSG also offers technology solutions, ranging in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures. Outsourced customer service teams, both onshore and offshore, are also provided. With the December 2010 acquisition of Capco, we broadened our capabilities to provide strategic integrated consulting, technology and complex, large-scale transformation services as well.
Payment Solutions Group
PSG provides a comprehensive set of software and services for EFT, network, card processing, image, bill payment, government and healthcare solutions for North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks and credit unions, automotive financial companies, commercial lenders, and independent community and savings institutions.
International Solution Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 2) and the international operations of Capco. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $471.2 million and $489.3 million at March 31, 2011 and 2010, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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
The Company incurred a loss of approximately $13.0 million during the first quarter of 2011 related to unauthorized activities involving one client and twenty-two prepaid card accounts on our Sunrise platform. The Company has identified that

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7,170 prepaid accounts may have been at risk and that three individual cardholders' non-public information may have been disclosed as a result of the unauthorized activities. FIS worked with the impacted clients to take appropriate action, including blocking and reissuing cards for the affected accounts. The Company has taken steps to further enhance security and continues to work with Federal law enforcement officials on this matter. The loss was recorded in the Corporate and Other Segment.

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries, and all references to “Metavante” are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009, and all references to "Capco" are to The Capital Markets Company N.V., as acquired by FIS on December 2, 2010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include without limitation: changes and conditions in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes and conditions in either or both the United States and international lending, capital and financial markets; the effect of legislative initiatives or proposals, statutory changes, governmental or other applicable regulations and/or changes in industry requirements, including privacy regulations; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in or new laws or regulations affecting the banking, retail and financial services industries or due to financial failures or other setbacks suffered by firms in those industries; changes in the growth rates of the markets for core processing, card issuer, and transaction processing services; failures to adapt our services and products to changes in technology or in the marketplace; internal or external security breaches of our systems, including those relating to the theft of personal information and computer viruses affecting our software; the possibility that additional facts are discovered in our continuing investigation into the unauthorized activities related to our Sunrise prepaid card platform or subsequent fraudulent activities and or losses occur, and the reactions of customers, card associations and others to the current and any such future events; the failure to achieve some or all of the benefits that we expect from acquisitions; our potential inability to find suitable acquisition candidates or finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price, or difficulties in integrating past and future acquired technology or business operations, services, clients and personnel; competitive pressures on product pricing and services including the ability to attract new, or retain existing, customers; an operational or natural disaster at one of our major operations centers; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K, this Form 10-Q and other filings with the Securities and Exchange Commission.
Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition, results of operations and prospects. Accordingly, readers should not place undue reliance on these forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Except as required by applicable law or regulation, we do not undertake (and expressly disclaim) any obligation and do not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise.

 Overview

FIS is the world's largest global provider dedicated to banking and payments technologies. We offer financial institution core processing, card issuer and transaction processing services, including the NYCE Network. FIS is a member of Standard and Poor’s (S&P) 500® Index and consistently holds a leading ranking in the annual FinTech 100 rankings. As of March 31, 2011, FIS has more than 300 solutions serving over 14,000 financial institutions and business customers in over 100 countries spanning all segments of the financial services industry. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
Business Trends and Conditions

Our revenue is derived from a combination  of recurring services, professional services and software license fees.  Recurring services, which have historically represented approximately 85% of our revenue,  are provided under multi-year contracts that contribute relative stability to our revenue stream.  However, a significant portion of these recurring revenues are derived from transaction processing fees and fluctuate with the level of deposit and card transactions associated with consumer and commercial activity.  Sales of software licenses and professional services are less predictable and can be regarded as discretionary spending by our customers.  We continually seek opportunities to enhance revenues and to manage our costs and capital expenditures prudently in light of any shifting revenue trends in response to broader economic conditions.

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

While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We expect bank failures to continue in the next few years, and have recently seen increased bank consolidation activity and expect this to continue throughout 2011. To date, bank failures and forced government actions that have occurred have not been significant to our revenues; however, continuing or escalating bank failures and forced government actions could negatively impact our business. This exposure may be mitigated by incremental revenues we may generate from license fees or services associated with assisting surviving institutions with integrating acquired assets resulting from financial failures.
Our customers, and as a result our associated software and services, are required to comply with numerous regulations. The Dodd-Frank Act and associated Durbin amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection and will require this and other federal agencies to implement many new regulations. The Durbin amendment could alter the fees charged by card associations and debit networks. Several new regulations and rules will be written and implemented as directed by this legislation throughout 2011 and beyond, and these new rules and regulations will require our customers or potential customers to comply with new requirements. These new requirements could result in the need for FIS to make capital investments to modify our products and services to facilitate our customers and potential customers' compliance. Further, requirements of the new regulations could result in changes in our customers' business practices that may alter their delivery of services to consumers which could impact the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Transactions with Related Parties
See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Factors Affecting Comparability
In 2010, we completed a leveraged recapitalization, repurchasing $2.5 billion of our common stock,  or 86.2 million shares at $29.00 per share.  The recapitalization was funded by the net proceeds of the Notes and Term Loan B, as defined and discussed under Liquidity and Capital Resources - Financing.   As a result of the recapitalization, the 2011 period has significantly higher interest expense and lower weighted average shares outstanding in relation to the 2010 period, both of which also affect the comparability of the earnings per share data between the periods.

Comparisons of three-month periods ended March 31, 2011 and 2010

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2011	2010
Processing and services revenues	$1,383.4	$1,235.0
Cost of revenues	996.0	890.4
Gross profit	387.4	344.6
Selling, general, and administrative expenses	173.5	157.2
Operating income	213.9	187.4
Other income (expense):
Interest expense, net	(68.0)	(28.2)
Other income (expense), net	3.3	(5.3)
Total other income (expense)	(64.7)	(33.5)
Earnings from continuing operations before income taxes	149.2	153.9
Provision for income taxes	52.3	56.9
Earnings from continuing operations, net of tax	96.9	97.0
Earnings (loss) from discontinued operations, net of tax	(3.3)	(3.5)
Net earnings	93.6	93.5
Net (earnings) loss attributable to noncontrolling interest	(0.8)	0.1
Net earnings attributable to FIS	$92.8	$93.6
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.32	$0.26
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	(0.01)	(0.01)
Net earnings per share — basic attributable to FIS common stockholders	$0.31	$0.25
Weighted average shares outstanding — basic	301.5	373.3
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.31	$0.26
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders	$0.30	$0.25
Weighted average shares outstanding — diluted	308.7	379.9
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$96.1	$97.1
Earnings (loss) from discontinued operations, net of tax	(3.3)	(3.5)
Net earnings attributable to FIS	$92.8	$93.6
 Processing and Services Revenues
Processing and services revenues totaled $1,383.4 million and $1,235.0 million during the three-month periods ended March 31, 2011 and 2010, respectively. The increase in revenue of $148.4 million, or 12.0% during the three-month period ended March 31, 2011, as compared to the 2010 period, is attributable to incremental revenues from 2010 acquisitions, increased demand for professional services and increased processing revenues.
Cost of Revenues and Gross Profit
Cost of revenues totaled $996.0 million and $890.4 million resulting in gross profit of $387.4 million and $344.6 million during the three-month periods ended March 31, 2011 and 2010, respectively. Gross profit as a percentage of revenues (“gross margin”) was 28.0% and 27.9% in the three-month periods ended March 31, 2011 and 2010, respectively. The increase in cost of revenues of $105.6 million during the three-month period ended March 31, 2011, as compared to the 2010 period, is directly attributable to the revenue variances addressed above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $173.5 million and $157.2 million during the three-month periods ended March 31, 2011 and 2010, respectively. The increase of $16.3 million in the three-month period ended March 31, 2011, as compared to 2010, was primarily due to incremental operating costs of 2010 acquisitions and a loss of $13.0 million recorded during the 2011 period related to unauthorized activities on our Sunrise platform. See Risk Factors for further information. These increases were partially offset by a reduction in restructuring and integration costs relating to merger and acquisition activity included in the 2011 period as compared to the 2010 period.
Operating Income
Operating income totaled $213.9 million and $187.4 million during the three-month periods ended March 31, 2011 and 2010, respectively. Operating income as a percentage of revenue (“operating margin”) was 15.5% and 15.2% during the three-month periods ended March 31, 2011 and 2010, respectively. The increase in operating income for the 2011 period, as compared to the 2010 period, related to the increases in revenue and gross profit noted above, partially offset by increases in operating costs noted above under Selling, General and Administrative Expenses.
Total Other Income (Expense)
Total other income (expense) was $(64.7) million and $(33.5) million during the three-month periods ended March 31, 2011 and 2010, respectively. The primary component of total other income (expense) is interest expense. The increase of $39.8 million in interest expense during the three-month period ended March 31, 2011, as compared to the 2010 period, resulted from higher overall debt levels as a result of our leveraged recapitalization during 2010 and higher interest rates on our debt.
Provision for Income Taxes
Income tax expense from continuing operations totaled $52.3 million and $56.9 million during the three-month periods ended March 31, 2011 and 2010, respectively. This resulted in an effective tax rate from continuing operations of 35% and 37% for the three-month periods ended March 31, 2011 and 2010, respectively. The net decrease in the overall effective tax rate is primarily related to a larger proportion of foreign-source pre-tax income versus domestic income during the 2011 period, state income tax planning and the renewal of the research and experimentation tax credit. Since research and experimentation tax credit was enacted in the fourth quarter of 2010, the benefit was not included in the calculation of the estimated effective rate for the first quarter of 2010.
Earnings (Loss) from Discontinued Operations
During the 2011 and 2010 periods, certain operations are classified as discontinued. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Condensed Consolidated Statements of Earnings. During the third quarter of 2010, we determined that we will pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). In January 2010, we closed on the sale of ClearPar. The table below outlines the components of discontinued operations for the 2011 and 2010 periods, net of tax. See also Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

	Three months ended March 31,
	2011	2010
Participacoes operations	(3.3)	(2.5)
ClearPar	—	(1.0)
Total impact	$(3.3)	$(3.5)
Participacoes had revenues of $9.6 million and $14.6 million during the three-month periods ended March 31, 2011 and 2010, respectively. Participacoes had operating expenses of $14.4 million and $18.3 million for the three-month periods ended March 31, 2011 and 2010, respectively.
Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders
Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $96.1 million and $97.1 million for the three-month periods ended March 31, 2011 and 2010, respectively, or $0.31 and $0.26 per diluted share, respectively, due to the factors described above.

Segment Results of Operations (Unaudited)
Financial Solutions
(in millions)

	Three months ended March 31,
	2011	2010
Processing and services revenues	$503.7	$443.5
Operating income	$156.2	$148.6
Revenues for FSG totaled $503.7 million and $443.5 million during the three-month periods ended March 31, 2011 and 2010, respectively. The overall segment increase of $60.2 million during the three-month period ended March 31, 2011, as compared to the 2010 period, was driven by growth in professional services, increased processing revenues including new client implementations, and incremental Capco revenues.
Operating income for FSG totaled $156.2 million and $148.6 million during the three-month periods ended March 31, 2011 and 2010, respectively. Operating margin was approximately 31.0% and 33.5% during the three-month periods ended March 31, 2011 and 2010, respectively. The increase in operating income during the 2011 three-month period as compared to 2010 primarily resulted from growth in professional services and increased processing revenues. The decrease in operating margin during the 2011 three-month period, as compared to the 2010 period, was due to a higher proportion of professional services revenue during the 2011 period, which has a lower margin than licensing revenue.
Payment Solutions
(in millions)

	Three months ended March 31,
	2011	2010
Processing and services revenues	$614.5	$618.8
Operating income	$196.0	$204.8
Revenues for PSG totaled $614.5 million and $618.8 million during the three-month periods ended March 31, 2011 and 2010, respectively. The overall segment decrease of $4.3 million during the three-month period ended March 31, 2011, as compared to the 2010 period, resulted primarily from lower item processing and retail check activity, partially offset by growth in card production and output solutions and electronic payment services. Additionally, consolidation of our merchant processing platforms resulted in the utilization of the net method to account for certain merchant interchange fees resulting in a $16.6 million unfavorable variance to the 2011 period revenues compared to 2010 period revenues.
Operating income for PSG totaled $196.0 million and $204.8 million during the three-month periods ended March 31, 2011 and 2010, respectively. Operating margins were approximately 31.9% and 33.1% during the three-month periods ended March 31, 2011 and 2010, respectively. The decreases in operating income and operating margin during the three-month period ended March 31, 2011, as compared to the 2010 period, primarily resulted from a less favorable revenue mix and approximately $4.0 million of integration costs that are included in the 2011 period. Integration costs for the 2010 period were included in the Corporate and Other Segment.
International Solutions
(in millions)

	Three months ended March 31,
	2011	2010
Processing and services revenues	$268.1	$180.4
Operating income (loss)	$30.5	$19.6
Revenues for ISG totaled $268.1 million and $180.4 million during the three-month periods ended March 31, 2011 and 2010, respectively. The overall segment increase of $87.7 million during the three-month period ended March 31, 2011, as compared to the 2010 period, resulted primarily from incremental Capco revenues, increased credit card volumes in Brazil, growth in professional services and higher license revenue.

Operating income for ISG totaled $30.5 million and $19.6 million during the three-month periods ended March 31, 2011 and 2010, respectively. Operating margins were approximately 11.4% and 10.9% for the three-month periods ended March 31, 2011 and 2010, respectively. The increase in operating income in 2011 as compared to 2010 primarily resulted from the revenue variances noted above.
Corporate and Other
The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $168.8 million and $185.6 million during the three-month periods ended March 31, 2011 and 2010, respectively. The overall Corporate and Other decrease of $16.8 million during the three-month period ended March 31, 2011 as compared to 2010, was primarily due to restructuring and integration costs relating to merger and acquisition activity included in the 2010 period, partially offset by the $13.0 million loss recorded during the 2011 period related to unauthorized activities on the Sunrise prepaid card platform noted under Selling, General and Administrative Expenses in the Consolidated Results of Operations section above.

Liquidity and Capital Resources
Cash Requirements
Our cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital, timing differences in settlement related assets and liabilities, and may include discretionary debt service, share repurchases, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
At March 31, 2011, we had cash and cash equivalents of $384.1 million and debt of $5,012.2 million, including the current portion. Of the $384.1 million cash and cash equivalents, approximately $216.4 million is held by our foreign entities. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
We currently pay a $0.05 per common share dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on March 31, 2011 to shareholders of record as of the close of business on March 17, 2011.
Cash Flows from Operations
Cash flows from operations were $260.2 million and $271.6 million during three-month periods ended March 31, 2011 and 2010, respectively. Cash flows from operations decreased $11.4 million in 2011 primarily due to timing changes in working capital, partially offset by higher depreciation and amortization and deferred income taxes.
Capital Expenditures
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $71.6 million and $58.2 million in capital expenditures during the three-month periods ended March 31, 2011 and 2010, respectively. We expect to invest approximately 6% of 2011 revenue in capital expenditures, including integration capital for acquisitions.
Financing
On January 18, 2007, FIS entered into a syndicated credit agreement, which was amended on July 30, 2007, and amended and restated on June 29, 2010 (the “FIS Credit Agreement”). The FIS Credit Agreement, as of March 31, 2011, provides total committed capital of $4,715.6 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million (together, the “Revolving Loans”), consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012, and $921.4 million in revolving credit capacity maturing on July 18, 2014; (2) an aggregate of $3,681.9 million of term notes consisting of $337.5 million maturing on January 18, 2012 (“Term Loan A-1”), $1,850.0 million maturing on July 18, 2014 (“Term Loan A-2”), (3) $1,492.5 million maturing on July 18, 2016 ("Term Loan B") and (4) an aggregate of

$1.9 million of term notes (the “LCPI Loans”) maturing on July 18, 2014. As of March 31, 2011, the outstanding principal balance of the Revolving Loans was $187.7 million, with $831.0 million of borrowing capacity remaining thereunder (net of $15.0 million in outstanding letters of credit issued under the Revolving Loans). See Note 6 in the Condensed Consolidated Financial Statements (Unaudited) under Item 1 for information regarding the interest rates of the loans.

The FIS Credit Agreement contains provisions permitting us to obtain additional term and/or revolving loans in the future, conditioned upon our ability to obtain additional commitments from lenders to fund those loans, in a principal amount of up to $750 million.

The FIS Credit Agreement is subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all covenants related to the FIS Credit Agreement at March 31, 2011.

On July 16, 2010, FIS completed offerings of $600.0 million aggregate principal amount of 7.625% Senior Notes due 2017 (the "2017 Notes") and $500.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the "2020 Notes" and together with the 2017 Notes, the "Notes").

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of March 31, 2011 (in millions). There are no mandatory principal payments on the Revolving Loans; any balance outstanding on the 2012 Revolving Loan at its maturity date will be transferred to the 2014 Revolving Loan, and any balance outstanding on the 2014 Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2011	$8.8	$147.0	$11.2	$—	$—	$167.0
2012	328.7	200.4	15.0	—	—	544.1
2013	—	300.4	15.0	—	—	315.4
2014	—	1,202.2	15.0	—	—	1,217.2
2015	—	—	15.0	—	—	15.0
Thereafter	—	—	1,421.3	600.0	500.0	2,521.3
Total	$337.5	$1,850.0	$1,492.5	$600.0	$500.0	$4,780.0

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loans are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 lenders comprise about 69% of our Revolving Loans. The failure of any single lender to perform its obligations under the Revolving Loans would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of March 31, 2011, would be approximately $120.5 million.

As of March 31, 2011, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our term loans from variable to fixed (see Item 3 Quantitative and Qualitative Disclosure About Market Risks).
Contractual Obligations
Our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 25, 2011, except for those relating to our long-term debt as discussed in Note 6 to Notes to Condensed Consolidated Financial Statements (Unaudited) and noted above under Financing.
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
The Notes represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the Notes was $1,100.0 million at March 31, 2011. The fair value of the Notes was approximately $1,216.5 million at March 31, 2011. The potential reduction in fair value of the Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase the Notes before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or financial condition.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement. As of March 31, 2011, we are paying interest on our Term Loan A-1 of LIBOR plus 1.25%, on our Term Loan A-2 of LIBOR plus an applicable margin of up to 2.50% based upon the Company's leverage ratio as defined in the FIS Credit Agreement, and on our Term Loan B at generally LIBOR plus 3.75% (with LIBOR subject to a 1.50% floor). Prior to the June 29, 2010 amendment and extension, interest on the Revolving Loan was payable at LIBOR plus up to 1.00% (Eurocurrency Borrowings), Fed-funds plus up to 1.00% (Swingline Borrowings) or Prime plus 0.00% (Base Rate Borrowings) plus a facility fee of up to 0.25%. The pre-amendment pricing continues to apply for the portion of the Revolving Loans that mature in January 2012, consisting of approximately $112.3 million of commitments. Interest on the portion of the Revolving Loans that mature in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.50%, based upon the Company's leverage ratio, and is subject to an unused commitment fee of 0.50%. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under these credit agreements, after we include the impact of our interest rate swaps, by $1.7 million (based on principal amounts outstanding at March 31, 2011). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2011, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2011, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loans and Term Loan A outstanding as of March 31, 2010, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $3.1 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of March 31, 2011, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective Date	Termination Date	Notional Amount		Bank Pays Variable Rate of	FIS pays Fixed Rate of
April 12, 2010	April 11, 2011	$200.0		1 Month LIBOR (2)	0.76%	(4)
October 20, 2009	April 20, 2011	700.0		1 Month LIBOR (2)	0.99%	(4)
February 1, 2010	May 1, 2011	250.0		1 Month LIBOR (2)	0.75%	(4)
February 1, 2010	May 1, 2011	150.0		1 Month LIBOR (2)	0.74%	(4)
December 11, 2009	June 13, 2011	200.0		1 Month LIBOR (2)	0.91%	(4)
February 1, 2008	February 1, 2012	200.0	(1)	3 Month LIBOR (3)	3.87%	(4)
February 1, 2008	February 1, 2012	200.0		3 Month LIBOR (3)	3.44%	(4)
November 1, 2010	November 1, 2012	150.0		1 Month LIBOR (2)	0.50%	(4)
February 1, 2011	February 1, 2013	200.0		1 Month LIBOR (2)	0.62%	(4)
May 3, 2011	May 1, 2013	400.0		1 Month LIBOR (2)	0.73%	(4)
		$2,650.0
________________________

(1)	Notional value amortized from $400.0 million to $200.0 million on February 1, 2011.

(2)	0.24% in effect at March 31, 2011.

(3)	0.30% in effect at March 31, 2011.

(4)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loans as described above.
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $268.1 million in revenues during the three-month period ended March 31, 2011, of which approximately $229.9 million were denominated in currencies other than the U.S. Dollar. The major currencies to which we are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenues for the three-month periods ended March 31, 2011 and 2010 (in millions):

	Three months ended March 31,
Currency	2011	2010
Real	$9.7	$7.7
Euro	6.5	4.4
Pound Sterling	3.7	2.0
Total impact	$19.9	$14.1
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations' revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. During 2010, we entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. At March 31, 2011, the notional amount of these derivatives was approximately $50.6 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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
Searcy, Gladys v. eFunds Corporation

This is a nationwide putative class action that was filed against eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion, however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs is ongoing.
     Other Litigation Matters
In September 2010, we received a $12.1 million court ruling related to an action between Metavante and a former customer. Of this total, approximately $10.1 million was for reimbursement of previously incurred legal fees and is recorded as a reduction of selling, general and administrative expenses. On November 29, 2010, the former customer filed a petition for certiorari in the United States Supreme Court. On March 28, 2011, the Supreme Court denied the former customer's petition for certiorari.
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

Item 1A. Risk Factors

The following Risk Factor represents an addition to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2010.

The investigation of unauthorized activities on the Sunrise prepaid platform could identify new facts that may result in additional costs, liability or disclosure obligations to FIS.
The Company incurred a loss of approximately $13.0 million during the first quarter of 2011 related to unauthorized activities involving one client and twenty-two prepaid card accounts on our Sunrise platform. The Company has identified that 7,170 prepaid accounts may have been at risk and that three individual cardholders' non-public information may have been disclosed as a result of the unauthorized activities. FIS worked with the impacted clients to take appropriate action, including blocking and reissuing cards for the affected accounts. The Company has taken steps to further enhance security and continues to work with Federal law enforcement officials on this matter.
While we are near the end of the investigation, additional facts could be identified that may require additional investigation or indicate that additional accounts or consumer information may have been compromised. If any additional facts are identified, this could result in additional cost to FIS to complete the investigation or potentially liability related to compromised accounts or consumer information.
At the time of the aforementioned event, controls in place met all applicable industry requirements and we will continue to enhance our control environment. We believe that the circumstances that resulted in this unauthorized activity have been eliminated through the implementation of additional control and fraud-checking enhancements. Nevertheless, there can be no assurance that other events will not occur in the future that could result in other unauthorized activity or compromise of accounts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the purchase right agreement with WPM, L.P. (“WPM”), a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P, referenced in Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, on March 22, 2011 WPM purchased 28,805 shares of FIS common stock for a nominal amount under the net settlement feature in the agreement. The shares of FIS common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 6, 2011	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 6, 2011	By:	/s/ JAMES W. WOODALL
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