Form 10-Q
period 2011-06-30
Fidelity National Information Services, Inc.
filed 2011-08-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of July 31, 2011, 305,998,249 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2011
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2
B. Condensed Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2011 and 2010	3
C. Condensed Consolidated Statement of Equity and Comprehensive Earnings for the six-month period ended June 30, 2011	4
D. Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010	5
E. Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risk	28
Item 4. Controls and Procedures	30
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$427.3	$338.0
Settlement deposits	43.8	35.9
Trade receivables, net of allowance for doubtful accounts of $31.9 and $33.1 as of June 30, 2011 and December 31, 2010, respectively	865.1	856.1
Settlement receivables	68.9	157.3
Other receivables	41.1	38.7
Receivable from related parties	30.7	33.5
Prepaid expenses and other current assets	154.2	138.0
Deferred income taxes	74.5	58.1
Assets held for sale	—	17.4
Total current assets	1,705.6	1,673.0
Property and equipment, net	408.9	390.0
Goodwill	8,571.3	8,550.0
Intangible assets, net	2,093.9	2,202.9
Computer software, net	926.3	909.0
Deferred contract costs	261.8	254.2
Other noncurrent assets	193.8	197.2
Total assets	$14,161.6	$14,176.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$605.8	$591.8
Due to Brazilian venture partner	40.0	—
Settlement payables	128.7	140.6
Current portion of long-term debt	564.4	256.9
Deferred revenues	276.6	268.6
Liabilities held for sale	—	42.5
Total current liabilities	1,615.5	1,300.4
Deferred revenues	70.1	86.3
Deferred income taxes	874.6	859.3
Long-term debt, excluding current portion	4,320.0	4,935.2
Due to Brazilian venture partner	54.8	85.7
Other long-term liabilities	332.2	347.8
Total liabilities	7,267.2	7,614.7
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 600 shares authorized, 382.7 shares issued as of June 30, 2011 and December 31, 2010, respectively	3.8	3.8
Additional paid in capital	7,197.3	7,199.7
Retained earnings	1,657.1	1,471.2
Accumulated other comprehensive earnings	120.7	87.9
Treasury stock, $0.01 par value, 77.2 and 80.8 shares as of June 30, 2011 and December 31, 2010, respectively, at cost	(2,252.6)	(2,359.4)
Total FIS stockholders’ equity	6,726.3	6,403.2
Noncontrolling interest	168.1	158.4
Total equity	6,894.4	6,561.6
Total liabilities and equity	$14,161.6	$14,176.3
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2011	2010	2011	2010
Processing and services revenues (for related party activity, see note 2)	$1,441.7	$1,271.0	$2,825.1	$2,506.0
Cost of revenues (for related party activity, see note 2)	1,007.5	893.2	2,003.5	1,783.6
Gross profit	434.2	377.8	821.6	722.4
Selling, general, and administrative expenses (for related party activity, see note 2)	175.3	193.7	348.8	350.9
Operating income	258.9	184.1	472.8	371.5
Other income (expense):
Interest expense, net	(65.8)	(19.3)	(133.8)	(47.5)
Other income (expense), net	(0.2)	(12.6)	3.1	(17.9)
Total other income (expense)	(66.0)	(31.9)	(130.7)	(65.4)
Earnings from continuing operations before income taxes	192.9	152.2	342.1	306.1
Provision for income taxes	61.8	56.1	114.1	113.0
Earnings from continuing operations, net of tax	131.1	96.1	228.0	193.1
Earnings (loss) from discontinued operations, net of tax	(5.8)	(5.0)	(9.1)	(8.5)
Net earnings	125.3	91.1	218.9	184.6
Net (earnings) loss attributable to noncontrolling interest	(1.8)	(1.2)	(2.6)	(1.1)
Net earnings attributable to FIS	$123.5	$89.9	$216.3	$183.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.43	$0.25	$0.74	$0.51
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.02)	(0.01)	(0.03)	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.41	$0.24	$0.71	$0.49
Weighted average shares outstanding — basic	303.6	376.5	302.6	374.9
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.42	$0.25	$0.73	$0.50
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.02)	(0.01)	(0.03)	(0.02)
Net earnings per share — diluted attributable to FIS common stockholders	$0.40	$0.23	$0.70	$0.48
Weighted average shares outstanding — diluted	310.9	384.6	309.8	382.3
Cash dividends paid per share	$0.05	$0.05	$0.05	$0.05
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$129.3	$94.9	$225.4	$192.0
Earnings (loss) from discontinued operations, net of tax	(5.8)	(5.0)	(9.1)	(8.5)
Net earnings attributable to FIS	$123.5	$89.9	$216.3	$183.5
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity and Comprehensive Earnings
Six-month period ended June 30, 2011
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Comprehensive	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	earnings	equity
Balances, December 31, 2010	382.7	(80.8)	$3.8	$7,199.7	$1,471.2	$87.9	$(2,359.4)	$158.4	$—	$6,561.6
Exercise of stock options and stock purchase right	—	3.7	—	(40.4)	—	—	111.0	—	—	70.6
Excess income tax benefit from exercise of stock options	—	—	—	6.9	—	—	—	—	—	6.9
Stock-based compensation	—	—	—	31.1	—	—	—	—	—	31.1
Cash dividends paid ($0.05 per share per quarter) and other distributions	—	—	—	—	(30.4)	—	—	(1.7)	—	(32.1)
Treasury shares held for taxes due upon exercise of stock options	—	(0.1)	—	—	—	—	(4.2)	—	—	(4.2)
Other	—	—	—	—	—	—	—	1.4	—	1.4
Comprehensive earnings, net of tax:
Net earnings	—	—	—	—	216.3	—	—	2.6	218.9	218.9
Other comprehensive earnings, net of tax:
Unrealized gain (loss) on investments and derivatives, net	—	—	—	—	—	(9.8)	—	—	(9.8)	(9.8)
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	42.6	—	7.4	50.0	50.0
Comprehensive earnings									$259.1
Balances, June 30, 2011	382.7	(77.2)	$3.8	$7,197.3	$1,657.1	$120.7	$(2,252.6)	$168.1		$6,894.4
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six-month periods ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$218.9	$184.6
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	310.0	305.1
Amortization of debt issue costs	7.1	5.5
Stock-based compensation	31.1	26.4
Deferred income taxes	1.9	(44.9)
Excess income tax benefit from exercise of stock options	(6.9)	(5.3)
Other operating activities, net	(4.5)	4.0
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	12.5	48.8
Settlement activity	68.6	0.7
Prepaid expenses and other assets	(18.3)	(5.9)
Deferred contract costs	(28.7)	(20.6)
Deferred revenue	(17.9)	(4.4)
Accounts payable, accrued liabilities, and other liabilities	(50.3)	(48.8)
Net cash provided by operating activities	523.5	445.2
Cash flows from investing activities:
Additions to property and equipment	(50.3)	(47.6)
Additions to computer software	(89.3)	(86.6)
Net proceeds from sale of assets	5.9	71.5
Acquisitions, net of cash acquired	(12.7)	(46.6)
Other investing activities, net	—	36.0
Net cash provided by (used in) investing activities	(146.4)	(73.3)
Cash flows from financing activities:
Borrowings	5,160.9	4,250.1
Repayment of borrowings	(5,500.9)	(4,544.3)
Capitalized debt issuance costs	—	(17.7)
Excess income tax benefit from exercise of stock options	6.9	5.3
Proceeds from exercise of stock options, net of tax withholding	66.4	86.3
Treasury stock purchases	—	(32.2)
Dividends paid and other distributions	(32.1)	(39.3)
Other financing activities, net	1.4	3.3
Net cash used in financing activities	(297.4)	(288.5)
Effect of foreign currency exchange rate changes on cash	9.6	(12.3)
Net increase in cash and cash equivalents	89.3	71.1
Cash and cash equivalents, beginning of period	338.0	430.9
Cash and cash equivalents, end of period	$427.3	$502.0
Supplemental cash flow information:
Cash paid for interest	$128.4	$64.2
Cash paid for income taxes	$96.2	$139.5
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
Revenues and Expenses
A detail of related party items included in revenues for the three-month and six-month periods ended June 30, 2011 and 2010 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Banco Bradesco Brazilian Venture revenue	$75.1	$34.4	$141.6	$66.8
Banco Santander Brazilian Venture revenue	—	9.6	—	22.4
Banco Bradesco item processing revenue	—	4.1	1.3	8.0
Banco Santander item processing revenue	—	11.2	—	22.0
FNF data processing services revenue	12.7	12.4	24.4	24.0
Ceridian data processing and services revenue	13.1	2.1	27.0	4.0
Sedgwick data processing services revenue	—	5.9	—	14.8
LPS services revenue	—	—	—	0.1
Total related party revenues	$100.9	$79.7	$194.3	$162.1
A detail of related party items included in operating expenses (net of expense reimbursements) for the three-month and six-month periods ended June 30, 2011 and 2010 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Equipment and real estate leasing with FNF and LPS	$—	$0.3	$0.1	$0.9
Administrative corporate support and other services with FNF and LPS	1.1	0.7	2.2	1.5
Total related party expenses	$1.1	$1.0	$2.3	$2.4

Brazilian Venture
In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“Banco Bradesco”) to form a venture (the "Brazilian Venture") to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. During the third quarter of 2008, Banco Santander acquired majority control of ABN. In late January 2010, Banco Santander ceased processing its card portfolio on the Brazilian Venture's systems, and in August 2010, all documents required to effect a mutually agreeable exit for Banco Santander were executed. The revenue items with Banco Santander are, therefore, summarized above as related party activity for the 2010 periods only.

FNF

We provide data processing services to Fidelity National Financial, Inc. ("FNF"), our former parent, consisting primarily of infrastructure support and data center management. The Chairman of the Board of Directors of FIS is currently the Chairman of the Board of Directors of FNF. Our agreement with FNF runs through September 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). Additionally, FNF provides certain risk management support services to us at cost. We also incurred expenses for amounts paid by us to FNF under cost sharing agreements to use certain corporate aircraft and lease certain real estate. See Note 6 for FNF holdings of our debt securities.

Ceridian

We provide data processing services to Ceridian Corporation (“Ceridian”), a company in which FNF holds an approximate 33% equity interest.

Sedgwick
We provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF held an approximate 32% equity interest through May 28, 2010. The revenue items with Sedgwick are, therefore, summarized above as related party activity for the 2010 periods only.
LPS
We provided information technology services to Lender Processing Services, Inc. ("LPS") through mid 2010. In addition, we have entered into certain property management and real estate lease agreements with LPS relating to our Jacksonville corporate headquarters. LPS remained a related party through March 1, 2010, as Lee A. Kennedy served as the Executive Vice Chairman and a Director of the Board of FIS as well as the Chairman of the Board of LPS. Effective March 1, 2010, Mr. Kennedy and the Company mutually agreed that he would no longer serve as an executive officer and director of the Company and its subsidiaries. The revenue and expense items with LPS are, therefore, summarized above as related party activity through March 1, 2010.
We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties, except for certain services provided to FNF, which are at cost. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm's-length, and may not represent the terms that we might have obtained from an unrelated third party.

(3) Unaudited Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three-month periods ended June 30, 2011 and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2010 are computed using the treasury stock method.
The following table summarizes the earnings per share attributable to FIS common stockholders for the three-month and six-month periods ended June 30, 2011 and 2010 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Earnings from continuing operations attributable to FIS, net of tax	$129.3	$94.9	$225.4	$192.0
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(5.8)	(5.0)	(9.1)	(8.5)
Net earnings attributable to FIS	$123.5	$89.9	$216.3	$183.5
Weighted average shares outstanding — basic	303.6	376.5	302.6	374.9
Plus: Common stock equivalent shares	7.3	8.1	7.2	7.4
Weighted average shares outstanding — diluted	310.9	384.6	309.8	382.3
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.43	$0.25	$0.74	$0.51
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.02)	(0.01)	(0.03)	(0.02)
Net earnings per share — basic attributable to FIS common stockholders *	$0.41	$0.24	$0.71	$0.49
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.42	$0.25	$0.73	$0.50
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.02)	(0.01)	(0.03)	(0.02)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.40	$0.23	$0.70	$0.48

* amounts may not sum due to rounding.
Options to purchase approximately 4.9 million and 6.3 million shares of our common stock for the three-month periods and 5.0 million and 8.9 million for the six-month periods ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations
     ClearPar
On October 30, 2009, we entered into a definitive agreement to sell ClearPar, LLC ("ClearPar") because its operations did not align with our strategic plans. The net assets were classified as held for sale at December 31, 2009, and the transaction was closed on January 1, 2010. We received cash proceeds of $71.5 million. ClearPar had a loss before taxes of $1.8 million during the six months ended June 30, 2010. The operating results of ClearPar for the six months ended June 30, 2010 are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings.
     Brazil Item Processing and Remittance Services Operations
As previously disclosed, during the third quarter 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes had revenues of $2.0 million and $15.1 million during the three-month periods and $11.7 million and $29.6 million during the six-month periods ended June 30, 2011 and 2010, respectively. Participacoes had losses before taxes of $9.0 million and $7.3 million during the three-month periods and $13.8 million and $11.0 million during the six-month periods ended June 30, 2011 and 2010, respectively. The operating results of Participacoes are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. We expect to have continued exposure to labor claims, which were not transferred with other assets and liabilities in the disposal, for approximately two years. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

(5) Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2011 and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010 (in millions):

	June 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation and Amortization	Net	Cost	Accumulated Depreciation and Amortization	Net
Property and equipment	$849.2	$440.3	$408.9	$787.6	$397.6	$390.0
Intangible assets	$3,106.9	$1,013.0	$2,093.9	$3,089.7	$886.8	$2,202.9
Computer software	$1,513.2	$586.9	$926.3	$1,421.1	$512.1	$909.0

During the six months ended June 30, 2011, the Company entered into capital lease obligations of $31.4 million for certain computer hardware and software. The assets are included in property and equipment and computer software and the capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet as of June 30, 2011.

(6) Long-Term Debt
Long-term debt as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Term Loan A-1, secured, quarterly principal amortization (1)	$325.0	$350.0
Term Loan A-2, secured, quarterly principal amortization (2)	1,800.0	1,900.0
Term Loan B secured, quarterly principal amortization (3)	1,488.8	1,496.3
Senior Notes due 2017, unsecured, interest payable semi-annually at 7.625%	600.0	600.0
Senior Notes due 2020, unsecured, interest payable semi-annually at 7.875%	500.0	500.0
Revolving Loans, secured (4)	111.7	305.0
Other	58.9	40.8
	4,884.4	5,192.1
Current portion	(564.4)	(256.9)
Long-term debt, excluding current portion	$4,320.0	$4,935.2
__________________________________________

(1)
Interest on the Term Loan A-1 is generally payable at LIBOR plus an applicable margin of up to 1.25% based upon the Company's leverage ratio, as defined in the amended and extended credit agreement. As of June 30, 2011, the weighted average interest rate on the Term Loan A-1 was 1.19%.

(2)
Interest on the Term Loan A-2 is generally payable at LIBOR plus an applicable margin of up to 2.50% based upon the Company's leverage ratio, as defined in the amended and extended credit agreement. As of June 30, 2011, the weighted average interest rate on the Term Loan A-2 was 2.44%.

(3)	Interest on the Term Loan B is generally payable at LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.50%. As of June 30, 2011, the interest rate on the Term Loan B was 5.25%.

(4)
Interest on the portion of the Revolving Loans that matures in January 2012, which consist of approximately $112.3 million of commitments, is generally payable at LIBOR plus an applicable margin of up to 1.00% plus a facility fee of up to 0.25%, each based upon the Company's leverage ratio. Interest on the portion of the Revolving Loans that matures in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.50% plus an unused commitment fee of up to 0.50%, each based upon the Company's leverage ratio. As of June 30, 2011, the applicable margins on the 2012 Revolving Loan and 2014 Revolving Loan, excluding facility fees and unused commitment fees, were 0.80% and 2.25%, respectively.

The fair value of the Company’s long-term debt is estimated to be approximately $70.3 million higher than the carrying value as of June 30, 2011. This estimate is based on quoted prices of our Senior Notes, which are considered Level 1-type measurements, and trades of our other debt in close proximity to June 30, 2011, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

settle currently.

Our Term Loan B and Senior Notes are held by a number of institutional investors. As of June 30, 2011, $13.0 million of Term Loan B and $21.8 million of Senior Notes were held by FNF.

The FIS Credit Agreement, as of June 30, 2011, provides total committed capital of $4,647.5 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million, consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012 (the "2012 Revolving Loan") and $921.4 million in revolving credit capacity maturing on July 18, 2014 (the "2014 Revolving Loan", together with the 2012 Revolving Loan the “Revolving Loans”); (2) an aggregate of $3,613.8 million of term notes consisting of $325.0 million maturing on January 18, 2012 (“Term Loan A-1”), $1,800.0 million maturing on July 18, 2014 (“Term Loan A-2”), and (3) $1,488.8 million maturing on July 18, 2016 ("Term Loan B"). As of June 30, 2011, the outstanding principal balance of the Revolving Loans was $111.7 million, with $907.0 million of borrowing capacity remaining thereunder (net of $15.0 million in outstanding letters of credit issued under the Revolving Loans).

In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended June 30, 2011.

The FIS Credit Agreement remains subject to customary affirmative, negative and financial covenants including, among other things, limits on the creation of liens, limits on incurring indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default under the FIS Credit Agreement, the administrative agent can accelerate the maturity of all amounts borrowed. Events of default include the failure to pay principal and interest in a timely manner and breach of certain covenants.

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

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of June 30, 2011 (in millions). There are no mandatory principal payments on the Revolving Loans; any balance outstanding on the 2012 Revolving Loan at its maturity date will be transferred to the 2014 Revolving Loan, and any balance outstanding on the 2014 Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2011	$—	$97.0	$7.5	$—	$—	$104.5
2012	325.0	200.4	15.0	—	—	540.4
2013	—	300.4	15.0	—	—	315.4
2014	—	1,202.2	15.0	—	—	1,217.2
2015	—	—	15.0	—	—	15.0
Thereafter	—	—	1,421.3	600.0	500.0	2,521.3
Total	$325.0	$1,800.0	$1,488.8	$600.0	$500.0	$4,713.8

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loans are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 70% of our Revolving Loans. The failure of any

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

single lender to perform their obligations under the Revolving Loans would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loans), the maximum loss of available capacity on the undrawn portion of the Revolving Loans, as of June 30, 2011, would be approximately $120.8 million.

Debt issuance costs of $59.8 million, net of accumulated amortization, remain capitalized as of June 30, 2011 related to all of the above credit facilities.

As of June 30, 2011, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective Date	Termination Date	Notional Amount	Bank Pays Variable Rate of	FIS pays Fixed Rate of
February 1, 2008	February 1, 2012	200.0	3 Month LIBOR (1)	3.87%	(3)
February 1, 2008	February 1, 2012	200.0	3 Month LIBOR (1)	3.44%	(3)
November 1, 2010	November 1, 2012	150.0	1 Month LIBOR (2)	0.50%	(3)
February 1, 2011	February 1, 2013	200.0	1 Month LIBOR (2)	0.62%	(3)
May 3, 2011	May 1, 2013	400.0	1 Month LIBOR (2)	0.73%	(3)
		$1,150.0
___________________________________

(1)	0.25% in effect as of June 30, 2011.

(2)	0.19% in effect as of June 30, 2011.

(3)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loans as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent assets	$2.6
Interest rate swap contracts	Accounts payable and accrued liabilities	10.2	Accounts payable and accrued liabilities	3.4
Interest rate swap contracts	Other long-term liabilities	2.3	Other long-term liabilities	18.3
Total derivatives designated as hedging instruments		$12.5		$19.1
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

As part of the Metavante acquisition, the Company assumed an interest rate swap that is not designated as a hedge for accounting purposes. As of June 30, 2011, the accrued but unpaid reset payments and the fair value of the future reset payments total $42.4 million and the aggregate amount is recorded as part of accounts payable and accrued liabilities.  The interest rate swap matures in the first quarter of 2012 at which time the Company will remit to the counterparty all accrued but unpaid reset

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

payments.

A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and recognized in AOCE for the three months and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Amount of Loss Recognized in AOCE on Derivatives			Amount of Loss Reclassified from AOCE into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Location of Loss Reclassified from Accumulated OCE into Income	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Interest rate swap contracts	$(6.8)	$(5.4)	Interest expense	$(4.8)	$(8.6)

	Amount of Loss Recognized in AOCE on Derivatives			Amount of Loss Reclassified from AOCE into Income
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Location of Loss Reclassified from Accumulated OCE into Income	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest rate swap contracts	$(8.4)	$(22.0)	Interest expense	$(11.3)	$(26.4)

Approximately $4.6 million of the balance in AOCE as of June 30, 2011 is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2011, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(7) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its Guarantor and non-guarantor subsidiaries: (a) the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010; (b) the condensed consolidating statements of earnings for the three-month and six-month periods ended June 30, 2011 and 2010; and (c) the condensed consolidating statements of cash flows for the six-month periods ended June 30, 2011 and 2010.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2011
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$10.2	$169.9	$247.2	$—	$427.3
Settlement deposits	—	43.8	—	—	43.8
Trade receivables, net	—	638.6	226.5	—	865.1
Investment in subsidiaries, intercompany and receivables from related parties	9,836.1	7,834.9	952.0	(18,592.3)	30.7
Other current assets	8.6	246.5	83.6	—	338.7
Total current assets	9,854.9	8,933.7	1,509.3	(18,592.3)	1,705.6
Property and equipment, net	1.6	332.9	74.4	—	408.9
Goodwill	—	7,413.4	1,157.9	—	8,571.3
Intangible assets, net	—	1,579.1	514.8	—	2,093.9
Computer software, net	30.2	679.0	217.1	—	926.3
Other noncurrent assets	89.7	198.5	167.4	—	455.6
Total assets	$9,976.4	$19,136.6	$3,640.9	$(18,592.3)	$14,161.6
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$124.0	$244.1	$237.7	$—	$605.8
Settlement payables	—	122.7	6.0	—	128.7
Current portion of long-term debt	537.2	12.0	15.2	—	564.4
Deferred revenues	—	193.6	83.0	—	276.6
Other current liabilites	—	—	40.0	—	40.0
Total current liabilities	661.2	572.4	381.9	—	1,615.5
Deferred income taxes	—	852.1	22.5	—	874.6
Long-term debt, excluding current portion	4,302.4	17.5	0.1	—	4,320.0
Other long-term liabilities	17.5	111.9	327.7	—	457.1
Total liabilities	4,981.1	1,553.9	732.2	—	7,267.2
Total equity	4,995.3	17,582.7	2,908.7	(18,592.3)	6,894.4
Total liabilities and equity	$9,976.4	$19,136.6	$3,640.9	$(18,592.3)	$14,161.6

	December 31, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$7.7	$161.6	$168.7	$—	$338.0
Settlement deposits	—	35.9	—	—	35.9
Trade receivables, net	—	648.0	208.1	—	856.1
Investment in subsidiaries, intercompany and receivables from related parties	9,851.1	7,183.6	1,021.0	(18,022.2)	33.5
Other current assets	46.1	310.0	86.3	(32.9)	409.5
Total current assets	9,904.9	8,339.1	1,484.1	(18,055.1)	1,673.0
Property and equipment, net	1.7	323.8	64.5	—	390.0
Goodwill	—	7,407.0	1,143.0	—	8,550.0
Intangible assets, net	—	1,694.9	508.0	—	2,202.9
Computer software, net	30.4	667.8	210.8	—	909.0
Other noncurrent assets	99.4	173.5	178.5	—	451.4
Total assets	$10,036.4	$18,606.1	$3,588.9	$(18,055.1)	$14,176.3
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$175.4	$218.4	$231.7	$(33.7)	$591.8
Settlement payables	—	136.3	4.3	—	140.6
Current portion of long-term debt	233.2	0.3	23.4	—	256.9
Deferred revenues	—	186.8	81.8	—	268.6
Other current liabilites	—	—	42.5	—	42.5
Total current liabilities	408.6	541.8	383.7	(33.7)	1,300.4
Deferred income taxes	—	830.0	29.3	—	859.3
Long-term debt, excluding current portion	4,934.0	1.0	0.2	—	4,935.2
Other long-term liabilities	32.4	171.2	316.2	—	519.8
Total liabilities	5,375.0	1,544.0	729.4	(33.7)	7,614.7
Total equity	4,661.4	17,062.1	2,859.5	(18,021.4)	6,561.6
Total liabilities and equity	$10,036.4	$18,606.1	$3,588.9	$(18,055.1)	$14,176.3

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2011
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$—	$1,118.3	$323.4	$—	$1,441.7
Operating expenses	35.0	846.8	301.0	—	1,182.8
Operating income	(35.0)	271.5	22.4	—	258.9
Other income (expense):
Interest expense, net	(60.6)	(0.1)	(5.1)	—	(65.8)
Other income (expense)	0.8	(0.5)	(0.5)	—	(0.2)
Net earnings (loss) of equity affiliates	192.6	—	—	(192.6)	—
Total other income (expense)	132.8	(0.6)	(5.6)	(192.6)	(66.0)
Earnings (loss) from continuing operations before income taxes	97.8	270.9	16.8	(192.6)	192.9
Provision for income taxes	(33.3)	95.1	—	—	61.8
Net earnings (loss) from continuing operations	131.1	175.8	16.8	(192.6)	131.1
Earnings (loss) from discontinued operations, net of tax	(5.8)	—	(5.8)	5.8	(5.8)
Net earnings (loss)	125.3	175.8	11.0	(186.8)	125.3
Net (earnings) loss attributable to noncontrolling interest	(1.8)	0.3	(2.1)	1.8	(1.8)
Net earnings (loss) attributable to FIS common stockholders	$123.5	$176.1	$8.9	$(185.0)	$123.5

	Three Months Ended June 30, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$—	$1,086.6	$203.1	$(18.7)	$1,271.0
Operating expenses	89.6	848.7	167.3	(18.7)	1,086.9
Operating income	(89.6)	237.9	35.8	—	184.1
Other income (expense):
Interest expense, net	(17.8)	(1.6)	0.1	—	(19.3)
Other income (expense)	(9.3)	(2.9)	(0.4)	—	(12.6)
Net earnings (loss) of equity affiliates	167.8	—	—	(167.8)	—
Total other income (expense)	140.7	(4.5)	(0.3)	(167.8)	(31.9)
Earnings (loss) from continuing operations before income taxes	51.1	233.4	35.5	(167.8)	152.2
Provision for income taxes	(45.0)	90.0	11.1	—	56.1
Net earnings (loss) from continuing operations	96.1	143.4	24.4	(167.8)	96.1
Earnings (loss) from discontinued operations, net of tax	(5.0)	—	(5.0)	5.0	(5.0)
Net earnings (loss)	91.1	143.4	19.4	(162.8)	91.1
Net (earnings) loss attributable to noncontrolling interest	(1.2)	0.4	(1.6)	1.2	(1.2)
Net earnings (loss) attributable to FIS common stockholders	$89.9	$143.8	$17.8	$(161.6)	$89.9

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2011
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$—	$2,201.8	$623.3	$—	$2,825.1
Operating expenses	80.3	1,683.5	588.5	—	2,352.3
Operating income	(80.3)	518.3	34.8	—	472.8
Other income (expense):
Interest expense, net	(125.3)	(0.1)	(8.4)	—	(133.8)
Other income (expense)	—	(1.4)	4.5	—	3.1
Net earnings (loss) of equity affiliates	358.2	—	—	(358.2)	—
Total other income (expense)	232.9	(1.5)	(3.9)	(358.2)	(130.7)
Earnings (loss) from continuing operations before income taxes	152.6	516.8	30.9	(358.2)	342.1
Provision for income taxes	(75.4)	185.3	4.2	—	114.1
Net earnings (loss) from continuing operations	228.0	331.5	26.7	(358.2)	228.0
Earnings (loss) from discontinued operations, net of tax	(9.1)	—	(9.1)	9.1	(9.1)
Net earnings (loss)	218.9	331.5	17.6	(349.1)	218.9
Net (earnings) loss attributable to noncontrolling interest	(2.6)	0.4	(3.0)	2.6	(2.6)
Net earnings (loss) attributable to FIS common stockholders	$216.3	$331.9	$14.6	$(346.5)	$216.3

	Six Months Ended June 30, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Processing and services revenues	$—	$2,140.5	$398.8	$(33.3)	$2,506.0
Operating expenses	156.0	1,667.0	344.8	(33.3)	2,134.5
Operating income	(156.0)	473.5	54.0	—	371.5
Other income (expense):
Interest expense, net	(44.4)	(2.9)	(0.2)	—	(47.5)
Other income (expense)	(9.4)	(8.7)	0.2	—	(17.9)
Net earnings (loss) of equity affiliates	322.0	—	—	(322.0)	—
Total other income (expense)	268.2	(11.6)	—	(322.0)	(65.4)
Earnings (loss) from continuing operations before income taxes	112.2	461.9	54.0	(322.0)	306.1
Provision for income taxes	(80.9)	177.5	16.4	—	113.0
Net earnings (loss) from continuing operations	193.1	284.4	37.6	(322.0)	193.1
Earnings (loss) from discontinued operations, net of tax	(8.5)	—	(8.5)	8.5	(8.5)
Net earnings (loss)	184.6	284.4	29.1	(313.5)	184.6
Net (earnings) loss attributable to noncontrolling interest	(1.1)	0.9	(2.0)	1.1	(1.1)
Net earnings (loss) attributable to FIS common stockholders	$183.5	$285.3	$27.1	$(312.4)	$183.5

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2011
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Cash flows from operating activities	$(133.3)	$573.2	$54.5	$29.1	$523.5
Cash flows from investing activities	(4.4)	(102.8)	(39.2)	—	(146.4)
Cash flows from financing activities	140.2	(462.1)	53.6	(29.1)	(297.4)
Effect of foreign currency exchange rates on cash	—	—	9.6	—	9.6
Net increase (decrease) in cash	$2.5	$8.3	$78.5	$—	$89.3

	Six Months Ended June 30, 2010
		Guarantor	Non-guarantor		Consolidated
	FIS	Subsidiaries	Subsidiaries	Eliminations	FIS
	(in millions)
Cash flows from operating activities	$(85.5)	$504.2	$(2.1)	$28.6	$445.2
Cash flows from investing activities	30.3	(146.9)	43.3	—	(73.3)
Cash flows from financing activities	54.7	(375.6)	61.0	(28.6)	(288.5)
Effect of foreign currency exchange rates on cash	—	—	(12.3)	—	(12.3)
Net increase (decrease) in cash	$(0.5)	$(18.3)	$89.9	$—	$71.1

(8) Commitments and Contingencies
Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matters listed below, depart from customary litigation incidental to its business. As background to the disclosures below, please note the following:

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

(9) Share Repurchase Program and Recapitalization Plan

On February 4, 2010, our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million at an average price of $22.97 in 2010. No additional shares were repurchased under this plan during the six months ended June 30, 2011. Approximately 13.6 million shares of our common stock remain available to repurchase under this plan as of June 30, 2011.
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

(10) Stock Purchase Right
As of the Metavante acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus' initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $0.01 per share (“Net Settlement Feature”). In March 2010, 0.5 million shares were issued to Warburg Pincus relative to 2009 activity. An additional 0.2 million shares were issued during 2010 relative to first, second and third quarter 2010 activity. In the first half of 2011, 0.1 million shares were issued relative to fourth quarter 2010 and first quarter 2011 activity. Warburg Pincus paid a nominal amount for these shares under the net settlement feature of the agreement. As of June 30, 2011, approximately 3.3 million employee options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase, at most, an additional 1.1 million shares.

(11) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three-month period ended June 30, 2011 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$516.5	$632.0	$293.0	$0.2	$1,441.7
Operating expenses	347.7	415.7	251.5	167.9	1,182.8
Operating income	$168.8	$216.3	$41.5	$(167.7)	258.9
Other income (expense) unallocated					(66.0)
Income from continuing operations					$192.9
Depreciation and amortization	$39.5	$22.6	$19.7	$73.8	$155.6
Capital expenditures	$48.4	$13.7	$14.7	$2.0	$78.8
Total assets	$5,118.0	$4,869.3	$1,975.1	$2,195.6	$14,158.0
Goodwill	$3,908.5	$4,053.7	$609.1	$—	$8,571.3

As of and for the three-month period ended June 30, 2010 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$458.3	$630.6	$185.7	$(3.6)	$1,271.0
Operating expenses	294.7	423.0	157.3	211.9	1,086.9
Operating income	$163.6	$207.6	$28.4	$(215.5)	184.1
Other income (expense) unallocated					(31.9)
Income from continuing operations					$152.2
Depreciation and amortization	$37.8	$24.7	$14.0	$74.5	$151.0
Capital expenditures	$45.4	$13.4	$13.8	$2.6	$75.2
Total assets	$4,851.4	$4,773.9	$1,685.4	$2,417.9	$13,728.6
Goodwill	$3,736.7	$4,023.4	$446.9	$—	$8,207.0

For the six months ended June 30, 2011 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,020.2	$1,246.5	$561.1	$(2.7)	$2,825.1
Operating expenses	695.2	834.2	489.1	333.8	2,352.3
Operating income	$325.0	$412.3	$72.0	$(336.5)	472.8
Other income (expense) unallocated					(130.7)
Income from continuing operations					$342.1
Depreciation and amortization	$78.4	$45.9	$38.1	$147.6	$310.0
Capital expenditures	$89.2	$25.1	$21.8	$3.5	$139.6

For the six months ended June 30, 2010 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$901.8	$1,249.4	$366.1	$(11.3)	$2,506.0
Operating expenses	589.6	837.0	318.1	389.8	2,134.5
Operating income	$312.2	$412.4	$48.0	$(401.1)	371.5
Other income (expense) unallocated					(65.4)
Income from continuing operations					$306.1
Depreciation and amortization	$75.7	$49.3	$28.2	$149.2	$302.4
Capital expenditures	$75.7	$28.1	$25.1	$4.1	$133.0

Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers. Total assets as of June 30, 2011, exclude $3.6 million related to discontinued operations.

Financial Solutions Group

FSG focuses on serving the processing needs of financial institutions, commercial lenders, finance companies and other businesses in North America. FSG's primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. FSG offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. With the December 2010 acquisition of Capco, we broadened our capabilities to provide strategic integrated consulting, technology and complex, large-scale transformation services.

Payment Solutions Group

PSG provides a comprehensive set of software and services for EFT, network, card processing, image, bill payment, government and healthcare solutions for North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks and credit unions and independent community and savings institutions.

International Solution Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 2) and the international operations of Capco. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $476.2 million and $470.0 million as of June 30, 2011 and 2010, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

The Company incurred a loss of approximately $13.0 million during the first quarter of 2011 related to unauthorized activities involving one client and twenty-two prepaid card accounts on our Sunrise platform. The Company has identified that approximately 7,200 prepaid accounts may have been at risk and that three individual cardholders' non-public information may have been disclosed as a result of the unauthorized activities. FIS worked with the clients to take appropriate action including to block and reissue potentially impacted cards for the affected accounts. The loss was recorded in the Corporate and Other Segment. There have been no further unauthorized activities resulting in a financial loss in the second quarter of 2011 and the Company continues to closely monitor cardholder activity to validate that unauthorized activity has not and does not occur. The Company has completed its investigation, continues to work with law enforcement and has implemented and will continue to implement additional security features that are designed to minimize future possible unauthorized activities.

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
Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include without limitation: changes and conditions in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes and conditions in either or both the United States and international lending, capital and financial markets; the effect of legislative initiatives or proposals, statutory changes, governmental or other applicable regulations and/or changes in industry requirements, including privacy regulations; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in or new laws or regulations affecting the banking, retail and financial services industries or due to financial failures or other setbacks suffered by firms in those industries; changes in the growth rates of the markets for core processing, card issuer, and transaction processing services; failures to adapt our services and products to changes in technology or in the marketplace; internal or external security breaches of our systems, including those relating to the theft of personal information and computer viruses affecting our software or platforms, and the reactions of customers, card associations and others to any such future events; the failure to achieve some or all of the benefits that we expect from acquisitions; our potential inability to find suitable acquisition candidates or finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price, or difficulties in integrating past and future acquired technology or business' operations, services, clients and personnel; competitive pressures on product pricing and services including the ability to attract new, or retain existing, customers; an operational or natural disaster at one of our major operations centers; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K, this Form 10-Q and other filings with the Securities and Exchange Commission.
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

 Overview

FIS is the world's largest global provider dedicated to banking and payments technologies. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs more than 32,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. FIS is ranked 426 on the Fortune 500 U.S., is a member of Standard and Poor’s (S&P) 500® Index and consistently holds a leading ranking in the annual FinTech 100 list. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is derived from a combination  of recurring services, professional services and software license fees.  Recurring services, which have historically represented more than 80% of our revenue,  are provided under multi-year contracts that contribute relative stability to our revenue stream.  However, a significant portion of these recurring revenues are derived from transaction processing fees and fluctuate with the level of deposit and card transactions associated with consumer and commercial activity.  Sales of software licenses and professional services are less predictable and can be regarded as discretionary spending by our customers.  We continually seek opportunities to enhance revenues and to manage our costs and capital expenditures prudently in light of any shifting revenue trends in response to broader economic conditions.

We acquired Capco in December 2010 to broaden our capabilities to provide strategic and business transformation consulting.  While this will generate increased revenues,  the lower profit margins realized for professional services as compared to our other solutions will result in some level of profit margin compression. The addition of Capco will also reduce the relative proportion of our recurring revenue stream.

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

We compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to utilize our services under an outsourced arrangement or to process in-house under a software license and maintenance agreement. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of year-to-year economic changes on our results of operations. One of the current trends we expect to benefit from in the financial services industry is the migration by our clients to an outsourced model to improve their profitability.

While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We anticipate consolidation within the banking industry to continue, including additional bank failures and increased merger and acquisition activity. Consolidation within the banking industry may be beneficial or detrimental to our businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company. To date, this consolidation activity has not had a significant impact on our revenues; however, continued or heightened activity could result in lower future revenues and/or a less favorable revenue mix. This potential exposure may be mitigated by incremental revenues that we may generate by assisting surviving institutions to integrate the newly acquired assets.

The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection and will require this and other federal agencies to implement many new regulations. The Durbin Amendment, released by the Federal Reserve in June 2011, mandates a cap on debit transaction interchange fees for card issuers with assets greater than $10 billion.  This legislated interchange fee cap has the potential to alter the type or volume of card based transactions that we process on behalf of our customers. We believe we are competitively positioned to offset or take advantage of any potential shifts in payment transaction volume as we offer multiple payment solutions and options to our clients.  We also believe that compliance with the network exclusivity provisions of the Durbin Amendment, which require all debit card issuers to have at least two unaffiliated networks for purposes of processing signature debit and PIN debit transactions, will drive additional customers to our NYCE PIN debit network. These new regulations could result in the need for us to make capital investments to modify our products and services to facilitate our existing customers and potential customers' compliance. Further, the requirements of the new regulations and the timing of their effective dates could result in changes in our customers' business practices that may alter their delivery of services to consumers and the timing of their investment decisions, which could change the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers.

FIS continues to assess opportunities to augment growth with mergers and acquisitions. In June 2011 FIS confirmed via press release that it made a preliminary approach regarding a possible cash offer for Misys, PLC ("Misys"), a provider of banking and treasury and capital markets solutions headquartered in the United Kingdom. In August 2011, FIS announced that it is no longer considering making an offer for Misys.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Transactions with Related Parties
See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Factors Affecting Comparability

In 2010, we completed a leveraged recapitalization, repurchasing $2.5 billion of our common stock,  or 86.2 million shares at $29.00 per share.  The recapitalization was funded by the net proceeds of the Notes and Term Loan B, as defined and discussed under Liquidity and Capital Resources - Financing.   As a result of the recapitalization, the 2011 periods have significantly higher interest expense and lower weighted average shares outstanding in relation to the 2010 periods, both of which also affect the comparability of the earnings per share data between the periods.

Comparisons of three-month and six-month periods ended June 30, 2011 and 2010

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Processing and services revenues	$1,441.7	$1,271.0	$2,825.1	$2,506.0
Cost of revenues	1,007.5	893.2	2,003.5	1,783.6
Gross profit	434.2	377.8	821.6	722.4
Selling, general, and administrative expenses	175.3	193.7	348.8	350.9
Operating income	258.9	184.1	472.8	371.5
Other income (expense):
Interest expense, net	(65.8)	(19.3)	(133.8)	(47.5)
Other income (expense), net	(0.2)	(12.6)	3.1	(17.9)
Total other income (expense)	(66.0)	(31.9)	(130.7)	(65.4)
Earnings from continuing operations before income taxes	192.9	152.2	342.1	306.1
Provision for income taxes	61.8	56.1	114.1	113.0
Earnings from continuing operations, net of tax	131.1	96.1	228.0	193.1
Earnings (loss) from discontinued operations, net of tax	(5.8)	(5.0)	(9.1)	(8.5)
Net earnings	125.3	91.1	218.9	184.6
Net (earnings) loss attributable to noncontrolling interest	(1.8)	(1.2)	(2.6)	(1.1)
Net earnings attributable to FIS	$123.5	$89.9	$216.3	$183.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.43	$0.25	$0.74	$0.51
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	(0.02)	(0.01)	(0.03)	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.41	$0.24	$0.71	$0.49
Weighted average shares outstanding — basic	303.6	376.5	302.6	374.9
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.42	$0.25	$0.73	$0.50
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.02)	(0.01)	(0.03)	(0.02)
Net earnings per share — diluted attributable to FIS common stockholders	$0.40	$0.23	$0.70	$0.48
Weighted average shares outstanding — diluted	310.9	384.6	309.8	382.3
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$129.3	$94.9	$225.4	$192.0
Earnings (loss) from discontinued operations, net of tax	(5.8)	(5.0)	(9.1)	(8.5)
Net earnings attributable to FIS	$123.5	$89.9	$216.3	$183.5
 Processing and Services Revenues
Processing and services revenues totaled $1,441.7 million and $1,271.0 million during the three-month periods and $2,825.1 million and $2,506.0 million during the six-months ended June 30, 2011 and 2010, respectively. The increases in revenue of $170.7 million or 13.4% during the three-month period and $319.1 million or 12.7% during the six-months ended June 30, 2011 as compared to the 2010 periods are attributable to incremental revenues from 2010 acquisitions, increased demand for professional services and increased processing revenues. Total revenue growth in these areas was partially offset by lower item processing and retail check activity and the change in accounting for certain merchant interchange fees from gross to net revenue recognition, as discussed in greater detail under Segment Results of Operations.

Cost of Revenues and Gross Profit
Cost of revenues totaled $1,007.5 million and $893.2 million during the three-month periods and $2,003.5 million and $1,783.6 million during the six-month periods ended June 30, 2011, respectively, resulting in gross profit of $434.2 million and $377.8 million during the three-month periods and $821.6 million and $722.4 million during the six-month periods ended June 30, 2011 and 2010, respectively. Gross profit as a percentage of revenues (“gross margin”) was 30.1% and 29.7% in the three-month periods and 29.1% and 28.8% during the six-month periods ended June 30, 2011 and 2010, respectively. The increases in cost of revenues of $114.3 million and $219.9 during the three-month and six-month periods ended June 30, 2011 as compared to the 2010 periods are directly attributable to the revenue variances addressed above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $175.3 million and $193.7 million during the three-month periods and $348.8 million and $350.9 million during the six-month periods ended June 30, 2011 and 2010, respectively. The decreases of $18.4 million and $2.1 million during the three-month and six-month periods ended June 30, 2011 as compared to 2010 were primarily due to restructuring and integration costs associated with merger and acquisition activity and expenses in connection with our 2010 leveraged recapitalization included in the 2010 periods, partially offset by incremental operating costs in 2011 resulting from the 2010 acquisitions. Additionally, the 2011 six-month period included a $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform.
Operating Income
Operating income totaled $258.9 million and $184.1 million during the three-month periods and $472.8 million and $371.5 million during the six-month periods ended June 30, 2011 and 2010, respectively. Operating income as a percentage of revenue (“operating margin”) was 18.0% and 14.5% during the three-month periods and 16.7% and 14.8% during the six-month periods ended June 30, 2011 and 2010, respectively. The increases in operating income for the 2011 periods as compared to the 2010 periods related to the increases in revenue and gross profit, as well as a reduction in selling, general and administrative expenses noted above.
Total Other Income (Expense)
Total other income (expense) was $(66.0) million and $(31.9) million during the three-month periods and $(130.7) million and $(65.4) million during the six-month periods ended June 30, 2011 and 2010, respectively. The primary component of total other income (expense) is interest expense. The increases in interest expense of $46.5 million and $86.3 million during the three-month and six-month periods ended June 30, 2011, respectively, as compared to the 2010 periods resulted from higher overall debt levels as a result of our leveraged recapitalization during 2010 and higher interest rates on our debt.
Provision for Income Taxes
Income tax expense from continuing operations totaled $61.8 million and $56.1 million during the three-month periods and $114.1 million and $113.0 million during the six-month periods ended June 30, 2011 and 2010, respectively. This resulted in effective tax rates from continuing operations of 32% and 37% for the three-month periods and 33% and 37% for the six-month periods ended June 30, 2011 and 2010, respectively. The net decreases in the overall effective tax rates are primarily related to a larger proportion of foreign-source pre-tax income versus domestic income during the 2011 periods, state income tax planning and the renewal of the research and experimentation tax credit. Since the research and experimentation tax credit was enacted in the fourth quarter of 2010, the benefit was not included in the calculation of the estimated effective rate for the three-month and six-month periods ended June 30, 2010. Additionally, the three month period ended June 30, 2011 included a one-time benefit for the favorable resolution of tax contingencies in international jurisdictions.
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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Participacoes operations	$(5.8)	$(4.8)	$(9.1)	$(7.3)
ClearPar	—	(0.2)	—	(1.2)
Total impact	$(5.8)	$(5.0)	$(9.1)	$(8.5)
Participacoes had revenues of $2.0 million and $15.1 million during the three-month periods and $11.7 million and $29.6 million during the six-months ended June 30, 2011 and 2010, respectively. Participacoes had operating expenses of $11.0 million and $22.3 million for the three-month periods and $25.5 million and $40.6 million during the six-month periods ended June 30, 2011 and 2010, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. We expect to have continued exposure to labor claims, which were not transferred with other assets and liabilities in the disposal, for approximately two years. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.
Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders
Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $129.3 million and $94.9 million for the three-month periods ended June 30, 2011 and 2010, respectively, or $0.42 and $0.25 per diluted share, respectively, due to the factors described above. Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $225.4 million and $192.0 million for the six-month periods ended June 30, 2011 and 2010, respectively, or $0.73 and $0.50 per diluted share, respectively, due to the factors described above.

Segment Results of Operations (Unaudited)
Financial Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Processing and services revenues	$516.5	$458.3	$1,020.2	$901.8
Operating income	$168.8	$163.6	$325.0	$312.2
Revenues for FSG totaled $516.5 million and $458.3 million during the three-month periods and $1,020.2 million and $901.8 million during the six-month periods ended June 30, 2011 and 2010, respectively. The overall segment increases of $58.2 million and $118.4 during the three-month and six-month periods ended June 30, 2011 as compared to the 2010 periods were driven by increased processing revenues, growth in professional services and incremental Capco revenues.
Operating income for FSG totaled $168.8 million and $163.6 million during the three-month periods and $325.0 million and $312.2 million during the six-month periods ended June 30, 2011 and 2010, respectively. Operating margin was approximately 32.7% and 35.7% during the three-month periods and 31.9% and 34.6% during the six-month periods ended June 30, 2011 and 2010, respectively. The increases in operating income during the 2011 three-month and six-month periods as compared to the 2010 periods primarily resulted from increased processing revenues and growth in professional services. The decreases in operating margin during the 2011 three-month and six-month periods as compared to the 2010 periods were due to a higher proportion of professional services revenue during the 2011 periods, which has a lower margin than other revenue sources.

Payment Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Processing and services revenues	$632.0	$630.6	$1,246.5	$1,249.4
Operating income	$216.3	$207.6	$412.3	$412.4

Revenues for PSG totaled $632.0 million and $630.6 million during the three-month periods and $1,246.5 million and

$1,249.4 million during the six-month periods ended June 30, 2011 and 2010, respectively. The overall segment increase of $1.4 million during the three-month period and decrease of $2.9 million during the six-month period ended June 30, 2011 as compared to the 2010 periods resulted primarily from growth in card production and output solutions and electronic payment services, offset by lower item processing and retail check activity. Additionally, consolidation of our merchant processing platforms resulted in the utilization of the net method to account for certain merchant interchange fees, causing $17.8 million and $34.4 million unfavorable revenue variances during the three-month and six-month periods ended June 30, 2011, respectively.
Operating income for PSG totaled $216.3 million and $207.6 million during the three-month periods and $412.3 million and $412.4 million during the six-month periods ended June 30, 2011 and 2010, respectively. Operating margins were approximately 34.2% and 32.9% during the three-month periods and 33.1% and 33.0% during the six-month periods ended June 30, 2011 and 2010, respectively. The increases in operating income and operating margin during the three-month period ended June 30, 2011 as compared to the 2010 period primarily resulted from the impact of the gross-to-net change in recognizing certain merchant interchange fees and expense management, partially offset by approximately $2.1 million of integration costs that are included in the 2011 period. Operating income and operating margin during the six-month periods ended June 30, 2011 and 2010 were comparable. The six-month period ended June 30, 2011 included a more favorable revenue mix and $6.1 million of integration costs. Integration costs for the 2010 period were included in the Corporate and Other Segment.

International Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Processing and services revenues	$293.0	$185.7	$561.1	$366.1
Operating income (loss)	$41.5	$28.4	$72.0	$48.0

Revenues for ISG totaled $293.0 million and $185.7 million during the three-month periods and $561.1 million and $366.1 million during the six-month periods ended June 30, 2011 and 2010, respectively. The overall segment increases of $107.3 million during the three-month period and $195.0 million during the six-month period ended June 30, 2011 as compared to the 2010 periods resulted primarily from incremental Capco revenues, increased credit card volumes in Brazil, growth in professional services and higher license revenue. The three-months and six-months ended June 30, 2011 also included $27.4 million and $37.4 million, respectively, of favorable foreign currency impact resulting from a weaker U.S. Dollar during the 2011 periods.

Operating income for ISG totaled $41.5 million and $28.4 million during the three-month periods and $72.0 million and $48.0 million during the six-month periods ended June 30, 2011 and 2010, respectively. Operating margins were approximately 14.2% and 15.3% for the three-month periods and 12.8% and 13.1% during the six-month periods ended June 30, 2011 and 2010, respectively. The increases in operating income in 2011 as compared to 2010 primarily resulted from the revenue growth noted above. While Capco and the card processing operations in Brazil have provided revenue growth, the lower margin contribution from these sources has unfavorably impacted ISG's overall margin.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $167.7 million and $215.5 million during the three-month periods and $336.5 million and $401.1 million during the six-month periods ended June 30, 2011 and 2010, respectively. The overall Corporate and Other decreases of $47.8 million during the three-month period and $64.6 million during the six-month period ended June 30, 2011 as compared to 2010 were primarily due to restructuring and integration costs associated with merger and acquisition activity and expenses in connection with the leveraged recapitalization included in the 2010 periods. The 2011 six-month period included a $13.0 million loss in the first quarter related to unauthorized activities on the Sunrise prepaid card platform noted under Selling, General and Administrative Expenses in the Consolidated Results of Operations section above.

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
As of June 30, 2011, we had cash and cash equivalents of $427.3 million and debt of $4,884.4 million, including the current portion. Of the $427.3 million cash and cash equivalents, approximately $264.9 million is held by our foreign entities. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
We currently pay a $0.05 per common share dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on June 30, 2011 to shareholders of record as of the close of business on June 16, 2011.
Cash Flows from Operations
Cash flows from operations were $523.5 million and $445.2 million during the six-month periods ended June 30, 2011 and 2010, respectively. Cash flows from operations increased $78.3 million in 2011 primarily due to higher earnings from operations and the timing of merchant and card transaction settlement activity.
Capital Expenditures
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $139.6 million and $134.2 million in capital expenditures during the six-month periods ended June 30, 2011 and 2010, respectively. We expect to invest approximately 6% of 2011 revenue in capital expenditures, including integration capital for acquisitions.
Financing
On January 18, 2007, FIS entered into a syndicated credit agreement, which was amended on July 30, 2007, and amended and restated on June 29, 2010 (the “FIS Credit Agreement”). The FIS Credit Agreement, as of June 30, 2011, provides total committed capital of $4,647.5 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million (together, the “Revolving Loans”), consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012, and $921.4 million in revolving credit capacity maturing on July 18, 2014; (2) an aggregate of $3,613.8 million of term notes consisting of $325.0 million maturing on January 18, 2012 (“Term Loan A-1”), $1,800.0 million maturing on July 18, 2014 (“Term Loan A-2”), and (3) $1,488.8 million maturing on July 18, 2016 ("Term Loan B"). As of June 30, 2011, the outstanding principal balance of the Revolving Loans was $111.7 million, with $907.0 million of borrowing capacity remaining thereunder (net of $15.0 million in outstanding letters of credit issued under the Revolving Loans). See Note 6 in the Condensed Consolidated Financial Statements (Unaudited) under Item 1 for information regarding the interest rates of the loans.

The FIS Credit Agreement contains provisions permitting us to obtain additional term and/or revolving loans in the future, conditioned upon our ability to obtain additional commitments from lenders to fund those loans, in a principal amount of up to $750 million. We also have the ability to issue unsecured debt, subject to certain limitations contained in the FIS Credit Agreement and the indenture with respect to the 7.625% Senior Notes due 2017 (the "2017 Notes") and the 7.875% Senior Notes due 2020 (the "2020 Notes" and together with the 2017 Notes, the "Notes").

The FIS Credit Agreement is subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all covenants related to the FIS Credit Agreement at June 30, 2011.

On July 16, 2010, FIS completed offerings of $600.0 million aggregate principal amount of 2017 Notes and $500.0 million aggregate principal amount of 2020 Notes.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of June 30, 2011 (in millions). There are no mandatory principal payments on the Revolving Loans; any balance outstanding on the 2012 Revolving Loan at its maturity date will be transferred to the 2014 Revolving Loan, and any balance outstanding on the 2014 Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2011	$—	$97.0	$7.5	$—	$—	$104.5
2012	325.0	200.4	15.0	—	—	540.4
2013	—	300.4	15.0	—	—	315.4
2014	—	1,202.2	15.0	—	—	1,217.2
2015	—	—	15.0	—	—	15.0
Thereafter	—	—	1,421.3	600.0	500.0	2,521.3
Total	$325.0	$1,800.0	$1,488.8	$600.0	$500.0	$4,713.8

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loans are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 70% of our Revolving Loans. The failure of any single lender to perform its obligations under the Revolving Loans would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of June 30, 2011, would be approximately $120.8 million.

As of June 30, 2011, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our term loans from variable to fixed (see Item 3: Quantitative and Qualitative Disclosure About Market Risks).

During the six months ended June 30, 2011, the Company entered into capital lease obligations of $31.4 million for certain computer hardware and software. The assets are included in property and equipment and computer software and the capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet as of June 30, 2011.
Contractual Obligations
Our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 25, 2011, except for changes relating to our long-term debt as discussed in Notes 5 and 6 to Notes to Condensed Consolidated Financial Statements (Unaudited) and as addressed above under Financing.
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
The Notes represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the Notes was $1,100.0 million as of June 30, 2011. The fair value of the Notes was approximately $1,168.5 million as of June 30, 2011. The potential reduction in fair value of the Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase the Notes before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or financial condition.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement. As of June 30, 2011, we are paying interest on our Term Loan A-1 of LIBOR plus 1.00%, on our Term Loan A-2 of LIBOR plus 2.25%, and on our Term Loan B at LIBOR plus 3.75% (with LIBOR subject to a 1.50% floor). Prior to the June 29, 2010 amendment and extension, interest on the Revolving Loan was generally payable at LIBOR plus up to 1.00%, based upon the Company's leverage ratio, plus a facility fee of up to 0.25%. The pre-amendment pricing continues to apply for the portion of the Revolving Loans that mature in January 2012, consisting of approximately $112.3 million of commitments. Interest on the portion of the Revolving Loans that mature in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.50% and is subject to an unused commitment fee of up to 0.50%, each based upon the Company's leverage ratio. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under these credit agreements, after we include the impact of our interest rate swaps, by $11.4 million (based on principal amounts outstanding as of June 30, 2011). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2011, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2011, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loans and Term Loan A outstanding as of June 30, 2010, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $8.6 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. During the six months ended June 30, 2011, the notional amount of our outstanding interest rate swaps decreased by $1,700.0 million. As of June 30, 2011, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective Date	Termination Date	Notional Amount	Bank Pays Variable Rate of	FIS pays Fixed Rate of
February 1, 2008	February 1, 2012	200.0	3 Month LIBOR (1)	3.87%	(3)
February 1, 2008	February 1, 2012	200.0	3 Month LIBOR (1)	3.44%	(3)
November 1, 2010	November 1, 2012	150.0	1 Month LIBOR (2)	0.50%	(3)
February 1, 2011	February 1, 2013	200.0	1 Month LIBOR (2)	0.62%	(3)
May 3, 2011	May 1, 2013	400.0	1 Month LIBOR (2)	0.73%	(3)
		$1,150.0
________________________

(1)	0.25%% in effect as of June 30, 2011.

(2)	0.19% in effect as of June 30, 2011.

(3)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loans as described above.
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $293.0 million and $561.1 million in revenues during the three-month and six-month periods ended June 30, 2011, of which approximately $257.7 million and $487.6 million, respectively were denominated in currencies other than the U.S. Dollar. The major currencies to which we are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenues for the three-month and six-month periods ended June 30, 2011 and 2010 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2011	2010	2011	2010
Real	$11.0	$7.9	$20.7	$15.6
Euro	6.6	4.3	13.1	8.7
Pound Sterling	4.6	1.9	8.3	3.9
Total impact	$22.2	$14.1	$42.1	$28.2
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations' revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. During 2010, we entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of June 30, 2011, the notional amount of these derivatives was approximately $15.4 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2010, other than the modifications or additions included with our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the purchase right agreement with WPM, L.P. (“WPM”), a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P, referenced in Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, on June 20, 2011 WPM purchased 0.1 million shares of FIS common stock for a nominal amount under the net settlement feature in the agreement. The shares of FIS common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 4, 2011	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 4, 2011	By:	/s/ JAMES W. WOODALL
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