Form 10-Q
period 2011-09-30
Fidelity National Information Services, Inc.
filed 2011-11-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of October 31, 2011, 299,471,164 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2011
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	2
B. Condensed Consolidated Statements of Earnings for the three months and nine months ended September 30, 2011 and 2010	3
C. Condensed Consolidated Statement of Equity and Comprehensive Earnings for the nine months ended September 30, 2011	4
D. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5
E. Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosure About Market Risks	31
Item 4. Controls and Procedures	33
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	35
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$386.8	$338.0
Settlement deposits	41.8	35.9
Trade receivables, net of allowance for doubtful accounts of $32.5 and $33.1 as of September 30, 2011 and December 31, 2010, respectively	808.3	839.4
Settlement receivables	67.2	157.3
Other receivables	37.7	38.7
Receivable from related parties	51.8	50.2
Prepaid expenses and other current assets	137.1	138.0
Deferred income taxes	73.5	58.1
Assets held for sale	—	17.4
Total current assets	1,604.2	1,673.0
Property and equipment, net	410.7	390.0
Goodwill	8,562.2	8,550.0
Intangible assets, net	1,978.9	2,202.9
Computer software, net	893.1	909.0
Deferred contract costs	255.4	254.2
Other noncurrent assets	181.0	197.2
Total assets	$13,885.5	$14,176.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$561.8	$591.8
Due to Brazilian venture partner	34.1	—
Settlement payables	125.1	140.6
Current portion of long-term debt	538.3	256.9
Deferred revenues	256.6	268.6
Liabilities held for sale	—	42.5
Total current liabilities	1,515.9	1,300.4
Deferred revenues	60.7	86.3
Deferred income taxes	845.4	859.3
Long-term debt, excluding current portion	4,327.7	4,935.2
Due to Brazilian venture partner	49.9	85.7
Other long-term liabilities	335.0	347.8
Total liabilities	7,134.6	7,614.7
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 600 shares authorized, 382.7 shares issued as of September 30, 2011 and December 31, 2010	3.8	3.8
Additional paid in capital	7,210.4	7,199.7
Retained earnings	1,778.4	1,471.2
Accumulated other comprehensive earnings	39.8	87.9
Treasury stock, $0.01 par value, 83.7 and 80.8 shares as of September 30, 2011 and December 31, 2010, respectively, at cost	(2,433.4)	(2,359.4)
Total FIS stockholders’ equity	6,599.0	6,403.2
Noncontrolling interest	151.9	158.4
Total equity	6,750.9	6,561.6
Total liabilities and equity	$13,885.5	$14,176.3
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Processing and services revenues (for related party activity, see note 2)	$1,426.2	$1,367.2	$4,251.3	$3,873.2
Cost of revenues	984.3	897.3	2,987.8	2,680.9
Gross profit	441.9	469.9	1,263.5	1,192.3
Selling, general, and administrative expenses (for related party activity, see note 2)	165.5	138.9	514.3	489.8
Impairment charges	—	154.9	—	154.9
Operating income	276.4	176.1	749.2	547.6
Other income (expense):
Interest expense, net	(60.5)	(60.9)	(194.3)	(108.4)
Other income (expense), net	(0.7)	17.9	2.4	—
Total other income (expense)	(61.2)	(43.0)	(191.9)	(108.4)
Earnings from continuing operations before income taxes	215.2	133.1	557.3	439.2
Provision for income taxes	65.9	48.2	180.0	161.2
Earnings from continuing operations, net of tax	149.3	84.9	377.3	278.0
Earnings (loss) from discontinued operations, net of tax	(9.1)	(23.9)	(18.2)	(32.4)
Net earnings	140.2	61.0	359.1	245.6
Net (earnings) loss attributable to noncontrolling interest	(3.9)	49.4	(6.5)	48.3
Net earnings attributable to FIS	$136.3	$110.4	$352.6	$293.9
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.48	$0.40	$1.23	$0.91
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.03)	(0.07)	(0.06)	(0.09)
Net earnings per share — basic attributable to FIS common stockholders *	$0.45	$0.33	$1.17	$0.82
Weighted average shares outstanding — basic	300.9	332.2	302.0	360.5
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.47	$0.40	$1.20	$0.89
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.07)	(0.06)	(0.09)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.44	$0.33	$1.14	$0.80
Weighted average shares outstanding — diluted	306.8	339.2	308.8	367.7
Cash dividends paid per share	$0.05	$0.05	$0.15	$0.15
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$145.4	$134.3	$370.8	$326.3
Earnings (loss) from discontinued operations, net of tax	(9.1)	(23.9)	(18.2)	(32.4)
Net earnings attributable to FIS	$136.3	$110.4	$352.6	$293.9
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity and Comprehensive Earnings
Nine months ended September 30, 2011
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Comprehensive	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	earnings	equity
Balances, December 31, 2010	382.7	(80.8)	$3.8	$7,199.7	$1,471.2	$87.9	$(2,359.4)	$158.4	$—	$6,561.6
Exercise of stock options and stock purchase right	—	3.9	—	(42.5)	—	—	114.5	—	—	72.0
Excess income tax benefit from exercise of stock options	—	—	—	7.2	—	—	—	—	—	7.2
Stock-based compensation	—	—	—	46.0	—	—	—	—	—	46.0
Cash dividends paid ($0.05 per share per quarter) and other distributions	—	—	—	—	(45.4)	—	—	(2.6)	—	(48.0)
Purchases of treasury stock	—	(6.6)	—	—	—	—	(181.0)	—	—	(181.0)
Treasury shares held for taxes due upon exercise of stock options	—	(0.2)	—	—	—	—	(7.5)	—	—	(7.5)
Other	—	—	—	—	—	—	—	1.5	—	1.5
Comprehensive earnings, net of tax:
Net earnings	—	—	—	—	352.6	—	—	6.5	359.1	359.1
Other comprehensive earnings, net of tax:
Unrealized gain (loss) on investments and derivatives, net	—	—	—	—	—	(18.2)	—	—	(18.2)	(18.2)
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	(29.9)	—	(11.9)	(41.8)	(41.8)
Comprehensive earnings									$299.1
Balances, September 30, 2011	382.7	(83.7)	$3.8	$7,210.4	$1,778.4	$39.8	$(2,433.4)	$151.9		$6,750.9
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$359.1	$245.6
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	471.6	459.8
Amortization of debt issue costs	10.6	9.6
Asset impairment charges	—	179.9
Stock-based compensation	46.0	40.7
Deferred income taxes	(13.2)	(107.8)
Excess income tax benefit from exercise of stock options	(7.2)	(20.8)
Other operating activities, net	(4.5)	(15.4)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	31.4	33.7
Settlement activity	68.9	5.4
Prepaid expenses and other assets	(5.7)	(3.4)
Deferred contract costs	(46.6)	(36.7)
Deferred revenue	(42.6)	(37.3)
Accounts payable, accrued liabilities, and other liabilities	(68.7)	32.6
Net cash provided by operating activities	799.1	785.9

Cash flows from investing activities:
Additions to property and equipment	(88.2)	(89.9)
Additions to computer software	(133.6)	(137.4)
Net proceeds from sale of assets	—	71.5
Acquisitions, net of cash acquired	(12.7)	(66.6)
Other investing activities, net	5.9	1.5
Net cash used in investing activities	(228.6)	(220.9)

Cash flows from financing activities:
Borrowings	6,908.9	8,067.0
Repayment of borrowings	(7,266.5)	(6,229.5)
Capitalized debt issuance costs	—	(70.3)
Excess income tax benefit from exercise of stock options	7.2	20.8
Proceeds from exercise of stock options, net of tax withholding	72.0	198.8
Treasury stock purchases	(188.5)	(2,539.4)
Dividends paid and other distributions	(48.0)	(55.1)
Other financing activities, net	1.5	3.3
Net cash used in financing activities	(513.4)	(604.4)
Effect of foreign currency exchange rate changes on cash	(8.3)	(2.1)
Net increase (decrease) in cash and cash equivalents	48.8	(41.5)
Cash and cash equivalents, beginning of period	338.0	430.9
Cash and cash equivalents, end of period	$386.8	$389.4

Supplemental cash flow information:
Cash paid for interest	$222.6	$88.4
Cash paid for income taxes	$165.9	$202.9
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

(1) Basis of Presentation
The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2010 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2011.
We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 11).

(2) Related Party Transactions
We are party to certain related party agreements described below.
Revenues and Expenses
A detail of related party items included in revenues for the three-month and nine-month periods ended September 30, 2011 and 2010 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Banco Bradesco Brazilian Venture revenue	$80.2	$39.1	$221.8	$105.9
Banco Santander Brazilian Venture revenue	—	86.4	—	107.3
Banco Bradesco item processing revenue	—	4.2	1.3	12.1
Banco Santander item processing revenue	—	4.6	—	28.2
FNF data processing services revenue	9.5	13.6	33.9	37.6
Ceridian data processing and services revenue	16.5	7.3	43.5	11.3
Sedgwick data processing services revenue	—	—	—	14.8
LPS services revenue	—	—	—	0.1
Total related party revenues	$106.2	$155.2	$300.5	$317.3

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A detail of related party items included in selling, general and administrative expenses (net of expense reimbursements) for the three-month and nine-month periods ended September 30, 2011 and 2010 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Equipment and real estate leasing with FNF and LPS	$—	$0.2	$0.1	$1.1
Administrative corporate support and other services with FNF and LPS	1.3	1.0	3.4	2.4
Total related party expenses	$1.3	$1.2	$3.5	$3.5

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3) Unaudited Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three-month and nine-month periods ended September 30, 2011 and 2010 are computed using the treasury stock method.
The following table summarizes the earnings per share attributable to FIS common stockholders for the three-month and nine-month periods ended September 30, 2011 and 2010 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Earnings from continuing operations attributable to FIS, net of tax	$145.4	$134.3	$370.8	$326.3
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(9.1)	(23.9)	(18.2)	(32.4)
Net earnings attributable to FIS	$136.3	$110.4	$352.6	$293.9
Weighted average shares outstanding — basic	300.9	332.2	302.0	360.5
Plus: Common stock equivalent shares	5.9	7.0	6.8	7.2
Weighted average shares outstanding — diluted	306.8	339.2	308.8	367.7
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.48	$0.40	$1.23	$0.91
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.03)	(0.07)	(0.06)	(0.09)
Net earnings per share — basic attributable to FIS common stockholders *	$0.45	$0.33	$1.17	$0.82
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.47	$0.40	$1.20	$0.89
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.07)	(0.06)	(0.09)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.44	$0.33	$1.14	$0.80

* amounts may not sum due to rounding.
Options to purchase approximately 5.3 million and 2.7 million shares of our common stock for the three-month periods and 5.0 million and 6.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations
     ClearPar
On October 30, 2009, we entered into a definitive agreement to sell ClearPar, LLC ("ClearPar") because its operations did not align with our strategic plans. The net assets were classified as held for sale as of December 31, 2009, and the transaction was closed on January 1, 2010. We received cash proceeds of $71.5 million. ClearPar had a loss before taxes of $1.8 million during the nine months ended September 30, 2010. The operating results of ClearPar for the nine months ended September 30, 2010 are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings (Unaudited).
     Brazil Item Processing and Remittance Services Operations
As previously disclosed, during the third quarter 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes had revenues of $0.0 million and $14.8 million during the three-month periods ended September 30, 2011 and 2010 and $11.7 million and $44.5 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Participacoes had losses before taxes of $13.8 million and $36.2 million during the three-month periods and $27.6 million and $47.3 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The operating results of Participacoes are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings (Unaudited). Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities which have now been completed, the three-month and nine-month periods ended September 30, 2011 included charges of $12.6 million and $28.1 million, respectively, to increase our accrual for potential labor claims. Former employees have up to two years from the date of termination to file labor claims. Consequently, we expect to have continued exposure to such claims,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

which were not transferred with other assets and liabilities in the disposal. Our accrued liability for labor claims is $29.2 million as of September 30, 2011. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

(5) Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of September 30, 2011 and December 31, 2010 (in millions):

	September 30, 2011			December 31, 2010
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$862.7	$452.0	$410.7	$787.6	$397.6	$390.0
Intangible assets	$3,051.9	$1,073.0	$1,978.9	$3,089.7	$886.8	$2,202.9
Computer software	$1,503.2	$610.1	$893.1	$1,421.1	$512.1	$909.0

During the nine-months ended September 30, 2011, the Company entered into capital lease obligations of $31.4 million for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet as of September 30, 2011. Periodic payments are included in Repayment of borrowings on the Condensed Consolidated Statements of Cash Flows.

The table below reconciles the $154.9 million impairment charges recorded in the nine-month period ended September 30, 2010 Condensed Consolidated Statement of Earnings (Unaudited) to the $179.9 million of impairment charges reflected in the Condensed Consolidated Statement of Cash Flows (Unaudited) (in millions):

Intangible assets	$140.3
Computer software	14.6
Impairment charge on face of Condensed Consolidated Statement of Earnings (Unaudited)	154.9
Asset impairment classified as discontinued operations	25.0
Total impairment charges included on the Condensed Consolidated Statement of Cash Flows (Unaudited)	$179.9

Included in accumulated other comprehensive earnings is $15.5 million related to unrealized losses on an investment recorded as available-for-sale securities.  Based on our assessment of broad market and other factors specific to this investment, we do not believe that an other-than-temporary loss has been incurred as of September 30, 2011.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6) Long-Term Debt
Long-term debt as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Term Loan A-1, secured, quarterly principal amortization (1)	$315.0	$350.0
Term Loan A-2, secured, quarterly principal amortization (2)	1,750.0	1,900.0
Term Loan B secured, quarterly principal amortization (3)	1,485.0	1,496.3
Senior Notes due 2017, unsecured, interest payable semi-annually at 7.625%	600.0	600.0
Senior Notes due 2020, unsecured, interest payable semi-annually at 7.875%	500.0	500.0
Revolving Loans, secured (4)	175.0	305.0
Other	41.0	40.8
	4,866.0	5,192.1
Current portion	(538.3)	(256.9)
Long-term debt, excluding current portion	$4,327.7	$4,935.2
__________________________________________

(1)
Interest on the Term Loan A-1 is generally payable at LIBOR plus an applicable margin of up to 1.25% based upon the Company's leverage ratio, as defined in the amended and extended credit agreement. As of September 30, 2011, the weighted average interest rate on the Term Loan A-1 was 1.22%.

(2)
Interest on the Term Loan A-2 is generally payable at LIBOR plus an applicable margin of up to 2.50% based upon the Company's leverage ratio, as defined in the amended and extended credit agreement. As of September 30, 2011, the weighted average interest rate on the Term Loan A-2 was 2.48%.

(3)
Interest on the Term Loan B is generally payable at LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.50%. As of September 30, 2011, the interest rate on the Term Loan B was 5.25%.

(4)
Interest on the portion of the Revolving Loans that matures in January 2012, which consist of approximately $112.3 million of commitments, is generally payable at LIBOR plus an applicable margin of up to 1.00% plus a facility fee of up to 0.25%, each based upon the Company's leverage ratio. Interest on the portion of the Revolving Loans that matures in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.50% plus an unused commitment fee of up to 0.50%, each based upon the Company's leverage ratio. As of September 30, 2011, the applicable margins on the 2012 Revolving Loan and 2014 Revolving Loan, excluding facility fees and unused commitment fees, were 0.80% and 2.25%, respectively.

The fair value of the Company’s long-term debt is estimated to be approximately $35.4 million higher than the carrying value as of September 30, 2011. This estimate is based on quoted prices of our Senior Notes and trades of our other debt in close proximity to September 30, 2011, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

Our Term Loan B and Senior Notes are held by a number of institutional investors. As of September 30, 2011, $12.9 million of Term Loan B and $21.8 million of Senior Notes were held by FNF.

The FIS Credit Agreement, as of September 30, 2011, provides total committed capital of $4,583.7 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million, consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012 (the "2012 Revolving Loan") and $921.4 million in revolving credit capacity maturing on July 18, 2014 (the "2014 Revolving Loan", together with the 2012 Revolving Loan the “Revolving Loans”); (2) an aggregate of $3,550.0 million of term notes consisting of $315.0 million maturing on January 18, 2012 (“Term Loan A-1”), $1,750.0 million maturing on July 18, 2014 (“Term Loan A-2”), and (3) $1,485.0 million maturing on July 18, 2016 ("Term Loan B"). As of September 30, 2011, the outstanding principal balance of the Revolving Loans was $175.0 million, with $857.7 million of borrowing capacity remaining thereunder (net of $1.0 million in outstanding letters of credit issued under the Revolving Loans).

In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

prepayment upon the occurrence of certain events. There were no mandatory prepayments owed for the period ended September 30, 2011.

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

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of September 30, 2011 (in millions). There are no mandatory principal payments on the Revolving Loans; any balance outstanding on the 2012 Revolving Loan at its maturity date will be transferred to the 2014 Revolving Loan, and any balance outstanding on the 2014 Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2011	$—	$47.0	$3.8	$—	$—	$50.8
2012	315.0	200.4	15.0	—	—	530.4
2013	—	300.4	15.0	—	—	315.4
2014	—	1,202.2	15.0	—	—	1,217.2
2015	—	—	15.0	—	—	15.0
Thereafter	—	—	1,421.2	600.0	500.0	2,521.2
Total	$315.0	$1,750.0	$1,485.0	$600.0	$500.0	$4,650.0

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loans are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 70% of our Revolving Loans. The failure of any single lender to perform their obligations under the Revolving Loans would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loans), the maximum loss of available capacity on the undrawn portion of the Revolving Loans, as of September 30, 2011, would be approximately $111.4 million.

Debt issuance costs of $56.3 million, net of accumulated amortization, remain capitalized as of September 30, 2011, related to all of the above credit facilities.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2011, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 1, 2008	February 1, 2012	$200.0	3 Month LIBOR (1)	3.87%	(3)
February 1, 2008	February 1, 2012	200.0	3 Month LIBOR (1)	3.44%	(3)
November 1, 2010	November 1, 2012	150.0	1 Month LIBOR (2)	0.50%	(3)
February 1, 2011	February 1, 2013	200.0	1 Month LIBOR (2)	0.62%	(3)
May 3, 2011	May 1, 2013	400.0	1 Month LIBOR (2)	0.73%	(3)
September 1, 2011	September 1, 2014	150.0	3 Month LIBOR (1)	0.74%	(3)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (2)	0.74%	(3)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (2)	0.72%	(3)
		$1,750.0
___________________________________

(1)	0.37% in effect as of September 30, 2011.

(2)	0.24% in effect as of September 30, 2011.

(3)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loans as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	September 30, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent assets	$2.6
Interest rate swap contracts	Accounts payable and accrued liabilities	3.9	Accounts payable and accrued liabilities	3.4
Interest rate swap contracts	Other long-term liabilities	5.2	Other long-term liabilities	18.3
Total derivatives designated as hedging instruments		$9.1		$19.1
In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to accumulated other comprehensive earnings ("AOCE") within the Condensed Consolidated Statement of Equity and Comprehensive Earnings (Unaudited) as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans.

As part of the Metavante acquisition, the Company assumed an interest rate swap that is not designated as a hedge for accounting purposes. As of September 30, 2011, the accrued but unpaid reset payments and the fair value of the future reset payments total $42.4 million and the aggregate amount is recorded as part of accounts payable and accrued liabilities.  The interest rate swap matures in the first quarter of 2012 at which time the Company will remit to the counterparty all accrued but unpaid reset payments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Earnings (Unaudited) and recognized in AOCE for the three months and nine months ended September 30, 2011 and 2010 are as follows (in millions):

	Amount of loss recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2011	2010	AOCE into income	2011	2010
Interest rate swap contracts	$(5.3)	$(9.8)	Interest expense	$(4.6)	$(7.3)

	Amount of loss recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Nine months ended		Location of loss	Nine months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2011	2010	AOCE into income	2011	2010
Interest rate swap contracts	$(13.8)	$(31.8)	Interest expense	$(15.9)	$(33.7)

Approximately $4.1 million of the balance in AOCE as of September 30, 2011 is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2011, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(7) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its guarantor and non-guarantor subsidiaries: (a) the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010; (b) the condensed consolidating statements of earnings for the three months and nine months ended September 30, 2011 and 2010; and (c) the condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$56.7	$139.1	$191.0	$—	$386.8
Settlement deposits	—	41.8	—	—	41.8
Trade receivables, net	—	650.0	158.3	—	808.3
Investment in subsidiaries, intercompany and receivables from related parties	9,658.3	7,816.4	1,055.4	(18,478.3)	51.8
Other current assets	(2.2)	238.1	79.6	—	315.5
Total current assets	9,712.8	8,885.4	1,484.3	(18,478.3)	1,604.2
Property and equipment, net	1.5	341.9	67.3	—	410.7
Goodwill	—	7,413.4	1,148.8	—	8,562.2
Intangible assets, net	—	1,521.9	457.0	—	1,978.9
Computer software, net	32.3	677.2	183.6	—	893.1
Other noncurrent assets	85.8	211.7	138.9	—	436.4
Total assets	$9,832.4	$19,051.5	$3,479.9	$(18,478.3)	$13,885.5
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$122.4	$231.4	$208.0	$—	$561.8
Settlement payables	—	120.6	4.5	—	125.1
Current portion of long-term debt	527.3	10.8	0.2	—	538.3
Deferred revenues	—	183.7	72.9	—	256.6
Other current liabilites	—	(0.3)	34.8	(0.4)	34.1
Total current liabilities	649.7	546.2	320.4	(0.4)	1,515.9
Deferred income taxes	—	832.6	12.8	—	845.4
Long-term debt, excluding current portion	4,311.8	15.8	0.1	—	4,327.7
Other long-term liabilities	20.0	113.5	312.1	—	445.6
Total liabilities	4,981.5	1,508.1	645.4	(0.4)	7,134.6
Total equity	4,850.9	17,543.4	2,834.5	(18,477.9)	6,750.9
Total liabilities and equity	$9,832.4	$19,051.5	$3,479.9	$(18,478.3)	$13,885.5

	December 31, 2010
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$7.7	$161.6	$168.7	$—	$338.0
Settlement deposits	—	35.9	—	—	35.9
Trade receivables, net	—	648.0	191.4	—	839.4
Investment in subsidiaries, intercompany and receivables from related parties	9,851.1	7,183.6	1,037.7	(18,022.2)	50.2
Other current assets	46.1	310.0	86.3	(32.9)	409.5
Total current assets	9,904.9	8,339.1	1,484.1	(18,055.1)	1,673.0
Property and equipment, net	1.7	323.8	64.5	—	390.0
Goodwill	—	7,407.0	1,143.0	—	8,550.0
Intangible assets, net	—	1,694.9	508.0	—	2,202.9
Computer software, net	30.4	667.8	210.8	—	909.0
Other noncurrent assets	99.4	173.5	178.5	—	451.4
Total assets	$10,036.4	$18,606.1	$3,588.9	$(18,055.1)	$14,176.3
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$175.4	$218.4	$231.7	$(33.7)	$591.8
Settlement payables	—	136.3	4.3	—	140.6
Current portion of long-term debt	233.2	0.3	23.4	—	256.9
Deferred revenues	—	186.8	81.8	—	268.6
Other current liabilites	—	—	42.5	—	42.5
Total current liabilities	408.6	541.8	383.7	(33.7)	1,300.4
Deferred income taxes	—	830.0	29.3	—	859.3
Long-term debt, excluding current portion	4,934.0	1.0	0.2	—	4,935.2
Other long-term liabilities	32.4	171.2	316.2	—	519.8
Total liabilities	5,375.0	1,544.0	729.4	(33.7)	7,614.7
Total equity	4,661.4	17,062.1	2,859.5	(18,021.4)	6,561.6
Total liabilities and equity	$10,036.4	$18,606.1	$3,588.9	$(18,055.1)	$14,176.3

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended September 30, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,117.6	$308.6	$—	$1,426.2
Operating expenses	42.0	834.0	273.8	—	1,149.8
Operating income	(42.0)	283.6	34.8	—	276.4
Other income (expense):
Interest expense, net	(57.6)	(0.6)	(2.3)	—	(60.5)
Other income (expense)	(0.1)	1.4	(2.0)	—	(0.7)
Net earnings (loss) of equity affiliates	217.3	—	—	(217.3)	—
Total other income (expense)	159.6	0.8	(4.3)	(217.3)	(61.2)
Earnings (loss) from continuing operations before income taxes	117.6	284.4	30.5	(217.3)	215.2
Provision for income taxes	(31.7)	90.4	7.2	—	65.9
Net earnings (loss) from continuing operations	149.3	194.0	23.3	(217.3)	149.3
Earnings (loss) from discontinued operations, net of tax	(9.1)	—	(9.1)	9.1	(9.1)
Net earnings (loss)	140.2	194.0	14.2	(208.2)	140.2
Net (earnings) loss attributable to noncontrolling interest	(3.9)	0.2	(4.1)	3.9	(3.9)
Net earnings (loss) attributable to FIS common stockholders	$136.3	$194.2	$10.1	$(204.3)	$136.3

	Three months ended September 30, 2010
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$83.3	$1,083.1	$207.1	$(6.3)	$1,367.2
Operating expenses	59.2	804.1	334.1	(6.3)	1,191.1
Operating income	24.1	279.0	(127.0)	—	176.1
Other income (expense):
Interest expense, net	(59.7)	0.2	(1.4)	—	(60.9)
Other income (expense)	19.1	(3.7)	2.5	—	17.9
Net earnings (loss) of equity affiliates	101.6	—	—	(101.6)	—
Total other income (expense)	61.0	(3.5)	1.1	(101.6)	(43.0)
Earnings (loss) from continuing operations before income taxes	85.1	275.5	(125.9)	(101.6)	133.1
Provision for income taxes	0.2	104.2	(56.2)	—	48.2
Net earnings (loss) from continuing operations	84.9	171.3	(69.7)	(101.6)	84.9
Earnings (loss) from discontinued operations, net of tax	(23.9)	—	(23.9)	23.9	(23.9)
Net earnings (loss)	61.0	171.3	(93.6)	(77.7)	61.0
Net (earnings) loss attributable to noncontrolling interest	49.4	0.3	49.1	(49.4)	49.4
Net earnings (loss) attributable to FIS common stockholders	$110.4	$171.6	$(44.5)	$(127.1)	$110.4

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine months ended September 30, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$3,319.4	$931.9	$—	$4,251.3
Operating expenses	122.3	2,517.5	862.3	—	3,502.1
Operating income	(122.3)	801.9	69.6	—	749.2
Other income (expense):
Interest expense, net	(183.1)	(0.7)	(10.5)	—	(194.3)
Other income (expense)	—	—	2.4	—	2.4
Net earnings (loss) of equity affiliates	575.6	—	—	(575.6)	—
Total other income (expense)	392.5	(0.7)	(8.1)	(575.6)	(191.9)
Earnings (loss) from continuing operations before income taxes	270.2	801.2	61.5	(575.6)	557.3
Provision for income taxes	(107.1)	275.7	11.4	—	180.0
Net earnings (loss) from continuing operations	377.3	525.5	50.1	(575.6)	377.3
Earnings (loss) from discontinued operations, net of tax	(18.2)	—	(18.2)	18.2	(18.2)
Net earnings (loss)	359.1	525.5	31.9	(557.4)	359.1
Net (earnings) loss attributable to noncontrolling interest	(6.5)	0.6	(7.1)	6.5	(6.5)
Net earnings (loss) attributable to FIS common stockholders	$352.6	$526.1	$24.8	$(550.9)	$352.6

	Nine months ended September 30, 2010
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$83.3	$3,224.1	$605.9	$(40.1)	$3,873.2
Operating expenses	215.2	2,473.0	677.5	(40.1)	3,325.6
Operating income	(131.9)	751.1	(71.6)	—	547.6
Other income (expense):
Interest expense, net	(104.0)	(2.8)	(1.6)	—	(108.4)
Other income (expense)	9.7	(12.4)	2.7	—	—
Net earnings (loss) of equity affiliates	423.8	—	—	(423.8)	—
Total other income (expense)	329.5	(15.2)	1.1	(423.8)	(108.4)
Earnings (loss) from continuing operations before income taxes	197.6	735.9	(70.5)	(423.8)	439.2
Provision for income taxes	(80.4)	281.5	(39.9)	—	161.2
Net earnings (loss) from continuing operations	278.0	454.4	(30.6)	(423.8)	278.0
Earnings (loss) from discontinued operations, net of tax	(32.4)	—	(32.4)	32.4	(32.4)
Net earnings (loss)	245.6	454.4	(63.0)	(391.4)	245.6
Net (earnings) loss attributable to noncontrolling interest	48.3	1.1	47.2	(48.3)	48.3
Net earnings (loss) attributable to FIS common stockholders	$293.9	$455.5	$(15.8)	$(439.7)	$293.9

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine months ended September 30, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(192.5)	$845.0	$143.8	$2.8	$799.1
Cash flows from investing activities	(10.4)	(173.7)	(44.5)	—	(228.6)
Cash flows from financing activities	251.9	(693.8)	(68.7)	(2.8)	(513.4)
Effect of foreign currency exchange rates on cash	—	—	(8.3)	—	(8.3)
Net increase (decrease) in cash	$49.0	$(22.5)	$22.3	$—	$48.8

	Nine months ended September 30, 2010
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(120.8)	$745.2	$111.9	$49.6	$785.9
Cash flows from investing activities	(16.7)	(223.2)	19.0	—	(220.9)
Cash flows from financing activities	139.1	(615.6)	(78.3)	(49.6)	(604.4)
Effect of foreign currency exchange rates on cash	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash	$1.6	$(93.6)	$50.5	$—	$(41.5)

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

     Searcy, Gladys v. eFunds Corporation

     This is a nationwide putative class action that was filed against eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion; however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs and other matters is ongoing. An estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.

 Indemnifications and Warranties

     The Company generally indemnifies its customers, subject to certain exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with its customers' use of the Company's products or services. Historically, the Company has not made any significant payments under such indemnifications, but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications. Historically, no significant costs have been incurred related to software warranties and no accruals for warranty costs have been made.

(9) Share Repurchase Program and Recapitalization Plan

On February 4, 2010, our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million at an average price of $22.97 in 2010. We repurchased an additional 6.6 million shares of our common stock for $181.0 million at an average price of $27.58 during the three months ended September 30, 2011. Approximately 7.0 million shares of our common stock remain available to repurchase under this plan as of September 30, 2011.

On May 25, 2010, our Board of Directors authorized a leveraged recapitalization plan to repurchase up to $2.5 billion of our common stock at a price range of $29.00 - $31.00 per share of common stock through a modified “Dutch auction” tender offer (the “Tender Offer”). The Tender Offer commenced on July 6, 2010 and expired on August 3, 2010. The Tender Offer was oversubscribed at $29.00 per share, resulting in the purchase of 86.2 million shares, including 6.4 million shares underlying previously unexercised stock options. The repurchased shares were added to treasury stock.

On October 18, 2011, our Board of Directors approved a plan authorizing additional repurchases of up to $500.0 million of our outstanding common stock in the open market, at prevailing market prices or in privately negotiated transactions, through December 31, 2013.

(10) Stock Purchase Right
As of the Metavante acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus' initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $0.01 per share (“Net Settlement Feature”). In March 2010, 0.5 million shares were issued to Warburg Pincus relative to 2009 activity. An additional 0.2 million shares were issued during 2010 relative to first, second and third quarter 2010 activity. During the nine-month period ended September 30, 2011, 0.2 million shares were issued relative to fourth quarter 2010 and first and second quarter 2011 activity. Warburg Pincus paid a nominal amount for these shares under the net settlement feature of the agreement. As of September 30, 2011,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

approximately 3.3 million employee stock options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase, at most, an additional 1.1 million shares.

(11) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three-month period ended September 30, 2011 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$523.2	$603.7	$297.7	$1.6	$1,426.2
Operating expenses	340.5	396.7	250.4	162.2	1,149.8
Operating income	$182.7	$207.0	$47.3	$(160.6)	276.4
Other income (expense) unallocated					(61.2)
Income from continuing operations					$215.2
Depreciation and amortization	$41.3	$22.6	$19.7	$78.0	$161.6
Capital expenditures	$52.8	$15.7	$11.9	$1.7	$82.1
Total assets	$5,119.7	$4,805.1	$1,831.3	$2,126.6	$13,882.7
Goodwill	$3,908.5	$4,053.6	$600.1	$—	$8,562.2

As of and for the three-month period ended September 30, 2010 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$485.5	$600.6	$282.7	$(1.6)	$1,367.2
Operating expenses	304.7	393.8	321.3	171.3	1,191.1
Operating income	$180.8	$206.8	$(38.6)	$(172.9)	176.1
Other income (expense) unallocated					(43.0)
Income from continuing operations					$133.1
Depreciation and amortization	$39.0	$24.2	$168.5	$76.9	$308.6
Capital expenditures	$55.9	$14.0	$16.3	$6.2	$92.4
Total assets	$4,928.1	$4,822.7	$1,607.1	$2,181.8	$13,539.7
Goodwill	$3,738.5	$4,023.1	$460.9	$—	$8,222.5

For the nine months ended September 30, 2011 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,543.4	$1,850.2	$858.8	$(1.1)	$4,251.3
Operating expenses	1,035.7	1,230.9	739.5	496.0	3,502.1
Operating income	$507.7	$619.3	$119.3	$(497.1)	749.2
Other income (expense) unallocated					(191.9)
Income from continuing operations					$557.3
Depreciation and amortization	$119.7	$68.5	$57.8	$225.6	$471.6
Capital expenditures	$142.2	$40.7	$33.6	$5.3	$221.8

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2010 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,387.3	$1,850.0	$648.8	$(12.9)	$3,873.2
Operating expenses	894.4	1,230.9	639.4	560.9	3,325.6
Operating income	$492.9	$619.1	$9.4	$(573.8)	547.6
Other income (expense) unallocated					(108.4)
Income from continuing operations					$439.2
Depreciation and amortization	$114.7	$73.5	$196.7	$226.1	$611.0
Capital expenditures	$131.5	$42.1	$41.4	$10.4	$225.4

Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers. Total assets as of September 30, 2011, exclude $2.8 million related to discontinued operations. Capital expenditures for the nine months ended September 30, 2010 exclude $1.9 million related to discontinued operations.

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

International Solution Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 2) and the international operations of Capco. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $424.3 million and $456.8 million as of September 30, 2011 and 2010, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

The Company incurred a loss of approximately $13.0 million during the first quarter of 2011 related to unauthorized activities involving one client and twenty-two prepaid card accounts on our Sunrise platform. The Company has identified that approximately 7,200 prepaid accounts may have been at risk and that three individual cardholders' non-public information may have been disclosed as a result of the unauthorized activities. FIS worked with the clients to take appropriate action including to block and reissue potentially impacted cards for the affected accounts. The loss was recorded in the Corporate and Other

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment. There have been no further unauthorized activities resulting in a financial loss beyond the first quarter of 2011 and the Company continues to closely monitor cardholder activity to validate that unauthorized activity has not and does not occur. The Company has completed its investigation, continues to work with law enforcement and has implemented and will continue to implement additional security features that are designed to minimize future possible unauthorized activities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our expectations, hopes, intentions, or strategies regarding the future, are forward-looking statements. These statements relate to future events and our future results, and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements.
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

 Overview

FIS is the world's largest global provider dedicated to banking and payments technologies. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs more than 33,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. FIS tops the 2011annual FinTech 100 list, is ranked third on the Barron's 500, 426 on the Fortune 500 U.S., and is a member of Standard and Poor’s (S&P) 500® Index. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

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

We compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to utilize our services under an outsourced arrangement or to process in-house under a software license and maintenance agreement. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of year-to-year economic changes on our results of operations. One of the current trends from which we are benefiting in the financial services industry is the migration by our clients to an outsourced model to improve their profitability.

While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We anticipate consolidation within the banking industry to continue, including additional bank failures and increased merger and acquisition activity. Consolidation within the banking industry may be beneficial or detrimental to our businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or we are not the merging parties' provider of core processing, or if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services which we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection and will require this and other federal agencies to implement many new regulations. The Durbin Amendment, released by the Federal Reserve in June 2011, mandates a cap on debit transaction interchange fees for card issuers with assets greater than $10.0 billion.  This legislated interchange fee cap has the potential to alter the type or volume of card based transactions that we process on behalf of our customers. We believe we are competitively positioned to offset or take advantage of any potential shifts in payment transaction volume as we offer multiple payment solutions and options to our clients.  We also believe that compliance with the network exclusivity provisions of the Durbin Amendment, which require all debit card issuers to have at least two unaffiliated networks for purposes of processing signature debit and PIN debit transactions, could drive additional customers to our NYCE PIN debit network. These new regulations could result in the need for us to make capital investments to modify our products and services to facilitate our existing customers and potential customers' compliance. Further, the requirements of the new regulations and the timing of their effective dates could result in changes in our customers' business practices that may alter their delivery of services to consumers and the timing of their investment decisions, which could change the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers.

Notwithstanding challenging global economic conditions, our International business continued to experience growth across all major regions in the third quarter of 2011, including Europe. The majority of our European revenue is generated by clients in Germany, France and the United Kingdom. Those countries encountering significant economic challenges, including Spain, Italy, Greece, Ireland and Portugal, account for less than 1% of our International revenue base.

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

Comparisons of three-month and nine-month periods ended September 30, 2011 and 2010

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Processing and services revenues	$1,426.2	$1,367.2	$4,251.3	$3,873.2
Cost of revenues	984.3	897.3	2,987.8	2,680.9
Gross profit	441.9	469.9	1,263.5	1,192.3
Selling, general, and administrative expenses	165.5	138.9	514.3	489.8
Impairment charges	—	154.9	—	154.9
Operating income	276.4	176.1	749.2	547.6
Other income (expense):
Interest expense, net	(60.5)	(60.9)	(194.3)	(108.4)
Other income (expense), net	(0.7)	17.9	2.4	—
Total other income (expense)	(61.2)	(43.0)	(191.9)	(108.4)
Earnings from continuing operations before income taxes	215.2	133.1	557.3	439.2
Provision for income taxes	65.9	48.2	180.0	161.2
Earnings from continuing operations, net of tax	149.3	84.9	377.3	278.0
Earnings (loss) from discontinued operations, net of tax	(9.1)	(23.9)	(18.2)	(32.4)
Net earnings	140.2	61.0	359.1	245.6
Net (earnings) loss attributable to noncontrolling interest	(3.9)	49.4	(6.5)	48.3
Net earnings attributable to FIS	$136.3	$110.4	$352.6	$293.9
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.48	$0.40	$1.23	$0.91
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	(0.03)	(0.07)	(0.06)	(0.09)
Net earnings per share — basic attributable to FIS common stockholders	$0.45	$0.33	$1.17	$0.82
Weighted average shares outstanding — basic	300.9	332.2	302.0	360.5
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.47	$0.40	$1.20	$0.89
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.07)	(0.06)	(0.09)
Net earnings per share — diluted attributable to FIS common stockholders	$0.44	$0.33	$1.14	$0.80
Weighted average shares outstanding — diluted	306.8	339.2	308.8	367.7
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$145.4	$134.3	$370.8	$326.3
Earnings (loss) from discontinued operations, net of tax	(9.1)	(23.9)	(18.2)	(32.4)
Net earnings attributable to FIS	$136.3	$110.4	$352.6	$293.9
 Processing and Services Revenues
Processing and services revenues totaled $1,426.2 million and $1,367.2 million during the three-month periods and $4,251.3 million and $3,873.2 million during the nine-months ended September 30, 2011 and 2010, respectively. The increases in revenue of $59.0 million or 4.3% during the three-month period and $378.1 million or 9.8% during the nine-months ended September 30, 2011 as compared to the 2010 periods are attributable to incremental revenues from 2010 acquisitions, increased demand for professional services and increased processing revenues. Total revenue growth in these areas was partially offset by lower item processing and retail check activity and the change in reporting certain merchant interchange fees from gross to net revenue recognition, as discussed in greater detail under Segment Results of Operations. The three-month and nine-month periods ended September 30, 2010 were also favorably impacted by the recognition of an $83.3 million termination fee in connection with Banco Santander’s exit from the Brazilian card processing venture.
Cost of Revenues and Gross Profit
Cost of revenues totaled $984.3 million and $897.3 million during the three-month periods and $2,987.8 million and $2,680.9 million during the nine-month periods ended September 30, 2011, respectively, resulting in gross profit of $441.9 million and $469.9 million during the three-month periods and $1,263.5 million and $1,192.3 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Gross profit as a percentage of revenues (“gross margin”) was 31.0% and 34.4% in the three-month periods and 29.7% and 30.8% during the nine-month periods ended September 30, 2011 and 2010, respectively. The increases in cost of revenues of $87.0 million million and $306.9 million during the three-month and nine-month periods ended September 30, 2011 as compared to the 2010 periods are primarily attributable to the revenue variances addressed above. The termination fee received in connection with Banco Santander's exit from the Brazilian card processing venture favorably augmented gross margins for the 2010 periods, contributing to the decreases in gross margin of 340 basis points and 110 basis points during the three-month and nine-month periods ended September 30, 2011 by comparison.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $165.5 million and $138.9 million during the three-month periods and $514.3 million and $489.8 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The increases of $26.6 million and $24.5 million during the three-month and nine-month periods ended September 30, 2011 as compared to 2010 were primarily due to incremental operating costs in 2011 resulting from the 2010 acquisitions. The 2011 increases were partially offset by higher expenses included in the 2010 periods in connection with our leveraged recapitalization. Conversely, the 2010 period expenses were reduced by a $10.1 million recovery in September 2010 of legal costs previously incurred as the result of a favorable court ruling. Additionally, the 2011 nine-month period included a $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform as previously disclosed in Note 11 to the Condensed Consolidated Financial Statements (Unaudited).
Operating Income
Operating income totaled $276.4 million and $176.1 million during the three-month periods and $749.2 million and $547.6 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Operating income as a percentage of revenue (“operating margin”) was 19.4% and 12.9% during the three-month periods and 17.6% and 14.1% during the nine-month periods ended September 30, 2011 and 2010, respectively. The increases in operating income and margins for the 2011 periods as compared to the 2010 periods were driven by the revenue and cost variances addressed above, as well as impairment charges recorded in the 2010 periods.
Total Other Income (Expense)
Total other income (expense) was $(61.2) million and $(43.0) million during the three-month periods and $(191.9) million and $(108.4) million during the nine-month periods ended September 30, 2011 and 2010, respectively. The primary component of total other income (expense) is interest expense. Interest expense for the three-month periods ended September 30, 2011 and 2010 was comparable. Interest expense in the 2010 three-month period was offset by the $19.4 million write-down of notes payable in connection with Banco Santander's exit from the Brazilian Venture. The increase in interest expense of $85.9 million during the nine-month period ended September 30, 2011 as compared to 2010 resulted from higher overall debt levels as a result of our leveraged recapitalization during 2010 and higher interest rates on our debt.
Provision for Income Taxes
Income tax expense from continuing operations totaled $65.9 million and $48.2 million during the three-month periods and $180.0 million and $161.2 million during the nine-month periods ended September 30, 2011 and 2010, respectively. This resulted in effective tax rates from continuing operations of 31% and 36% for the three-month periods and 32% and 37% for the nine-month periods ended September 30, 2011 and 2010, respectively. The net decreases in the overall effective tax rates are primarily related to a larger proportion of foreign-source pre-tax income versus domestic income during the 2011 periods, state income tax planning and the renewal of the research and experimentation tax credit. Since the research and experimentation tax credit was enacted in the fourth quarter of 2010, the benefit was not included in the calculation of the estimated effective rate for the three-month and nine-month periods ended September 30, 2010. Additionally, the nine-month period ended September 30, 2011 included a one-time benefit for the favorable resolution of tax contingencies in international jurisdictions, implementation of federal tax planning strategies and a non-recurring benefit related to our United Kingdom operations.
Earnings (Loss) from Discontinued Operations
During the 2011 and 2010 periods, certain operations are classified as discontinued. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Condensed Consolidated Statements of Earnings (Unaudited). During the third quarter of 2010, we determined that we will pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). In January 2010, we closed on the sale of ClearPar. The table below outlines the components of discontinued operations for the 2011 and 2010 periods, net of tax. See also Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Impairment charges - Participacoes	$—	$(16.6)	$—	$(16.6)
Participacoes operations	(9.1)	(7.3)	(18.2)	(14.5)
ClearPar	—	—	—	(1.3)
Total impact	$(9.1)	$(23.9)	$(18.2)	$(32.4)

Participacoes had revenues of $0.0 and $14.8 million during the three-month periods ended September 30, 2011and 2010 and $11.7 million and $44.5 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Participacoes had operating expenses of $13.8 million and $51.0 million for the three-month periods and $39.3 million and $91.7 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. The three-month and nine-month periods ended September 30, 2011 include charges of $12.6 million and $28.1 million, respectively, to increase our accrual for potential labor claims related to the shut-down activities. We expect to have continued exposure to labor claims, which were not transferred with other assets and liabilities in the disposal, for approximately two years. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $145.4 million and $134.3 million for the three-month periods ended September 30, 2011 and 2010, respectively, or $0.47 and $0.40 per diluted share, respectively, due to the factors described above. Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $370.8 million and $326.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively, or $1.20 and $0.89 per diluted share, respectively, due to the factors described above.

Segment Results of Operations (Unaudited)
Financial Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Processing and services revenues	$523.2	$485.5	$1,543.4	$1,387.3
Operating income	$182.7	$180.8	$507.7	$492.9
Revenues for FSG totaled $523.2 million and $485.5 million during the three-month periods and $1,543.4 million and $1,387.3 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The overall segment increases of $37.7 million, or 7.8%, and $156.1 million, or 11.3%, during the three-month and nine-month periods ended September 30, 2011 as compared to the 2010 periods were driven by incremental Capco revenues, as well as increased processing revenues and growth in professional services. Revenue growth for the 2011 three-month period was negatively impacted by comparatively larger software license revenues in the 2010 quarter.
Operating income for FSG totaled $182.7 million and $180.8 million during the three-month periods and $507.7 million and $492.9 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Operating margin was approximately 34.9% and 37.2% during the three-month periods and 32.9% and 35.5% during the nine-month periods ended September 30, 2011 and 2010, respectively. The increases in operating income during the 2011 three-month and nine-month periods as compared to the 2010 periods primarily resulted from increased processing revenues and growth in professional services. The decreases in operating margin during the 2011 three-month and nine-month periods as compared to the 2010 periods were due to a higher proportion of professional services revenue during the 2011 periods, which has a lower margin than other revenue sources, particularly in relation to the higher license revenues in the 2010 periods.

Payment Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Processing and services revenues	$603.7	$600.6	$1,850.2	$1,850.0
Operating income	$207.0	$206.8	$619.3	$619.1

Revenues for PSG were $603.7 million compared to $600.6 million during the three-month periods and $1,850.2 million compared to $1,850.0 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The three-month and nine-month periods ended September 30, 2011 included growth in output solutions and electronic payment services, offset by lower item processing and retail check activity. Additionally, consolidation of our merchant processing platforms resulted in the utilization of the net method to account for certain merchant interchange fees, causing a $34.4 million unfavorable revenue variance during the nine-month period ended September 30, 2011.

Operating income for PSG was $207.0 million compared to $206.8 million during the three-month periods and $619.3 million compared to $619.1 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Operating margins were approximately 34.3% and 34.4% during the three-month periods and 33.5% during both of the nine-month periods ended September 30, 2011 and 2010. The three-month and nine-month periods ended September 30, 2011 included $4.3 million and $10.4 million respectively, of integration and severance costs, which reduced operating margins by approximately 70 and 50 basis points in the respective periods. Integration costs for the 2010 periods were included in the Corporate and Other Segment.

International Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Processing and services revenues	$297.7	$282.7	$858.8	$648.8
Operating income (loss)	$47.3	$(38.6)	$119.3	$9.4

Revenues for ISG totaled $297.7 million and $282.7 million during the three-month periods and $858.8 million and $648.8 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The overall segment increases of $15.0 million during the three-month period and $210.0 million during the nine-month period ended September 30, 2011 as compared to the 2010 periods resulted primarily from increased credit card volumes in Brazil and incremental revenues from Capco's European business. The three-months and nine-months ended September 30, 2011 also included $17.9 million and $55.3 million, respectively, of favorable foreign currency impact resulting from a weaker U.S. Dollar during the 2011 periods. The three-month and nine-month periods ended September 30, 2010, included the recognition of an $83.3 million termination fee received as a result of Banco Santander's exit from the Brazilian Venture.

Operating income (loss) for ISG totaled $47.3 million and $(38.6) million during the three-month periods and $119.3 million and $9.4 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Operating margins were approximately 15.9% and (13.7)% for the three-month periods and 13.9% and 1.4% during the nine-month periods ended September 30, 2011 and 2010, respectively. The three-month and nine-month periods ended September 30, 2010 included pre-tax impairment charges of $154.9 million attributable to Banco Santander's exit from the Brazilian Venture. Excluding the impact of Santander's exit, operating income and margins would have been $33.0 million or 16.5% and $81.0 million or 14.3% for the three- and nine-month 2010 periods, respectively. The increases in operating income in 2011 as compared to 2010 primarily resulted from the revenue growth noted above. While Capco and the card processing operations in Brazil have provided revenue growth, the lower margin contribution from these sources has unfavorably impacted ISG's overall margin.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $160.6 million and $172.9 million during the three-month periods and $497.1 million and $573.8 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The overall Corporate and Other decreases of $12.3 million during the three-month period and $76.7 million during the nine-month period ended September 30, 2011 as compared to 2010 were primarily due to restructuring and integration costs associated with merger and acquisition activity and expenses in connection with the leveraged recapitalization, partially offset by the recovery of legal costs previously incurred as the result of a favorable court ruling, as addressed above under total Company Selling, General and Administrative Expense, included in the 2010 periods. The 2011 nine-month period included a $13.0 million loss in the first quarter related to unauthorized activities on the Sunrise prepaid card platform noted under Selling, General and Administrative Expenses in the Consolidated Results of Operations section above.

Liquidity and Capital Resources
Cash Requirements
Our cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital, timing differences in settlement-related assets and liabilities, and may include discretionary debt service, share repurchases, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings. In 2012, our cash requirements will also include the payment for accrued but unpaid reset payments associated with an interest rate swap assumed in connection with the Metavante acquisition (see Note 6 in the Notes to Condensed Consolidated Financial Statements Unaudited) as well as the $34.1 million current liability due to the Brazilian venture partner. Also, our continuing cash requirements will include payments for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 4 in the Notes to Condensed Consolidated Financial Statements Unaudited).
As of September 30, 2011, we had cash and cash equivalents of $386.8 million and debt of $4,866.0 million, including the current portion. Of the $386.8 million cash and cash equivalents, approximately $204.4 million is held by our foreign entities. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
We currently pay a $0.05 per common share dividend on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on September 30, 2011 to shareholders of record as of the close of business on September 16, 2011. A regular quarterly dividend of $0.05 per common share is payable on December 30, 2011, to shareholders of record as of the close of business December 16, 2011.
Cash Flows from Operations
Cash flows from operations were $799.1 million and $785.9 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Cash flows from operations increased $13.2 million in 2011 primarily due to the timing of merchant and card transaction settlement activity, partially offset by the timing of payments on accounts payable and other accrued liabilities.
Capital Expenditures
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $221.8 million and $227.3 million in capital expenditures during the nine-month periods ended September 30, 2011 and 2010, respectively. We expect to invest approximately 6% of 2011 revenue in capital expenditures, including integration capital for acquisitions.
Financing
On January 18, 2007, FIS entered into a syndicated credit agreement, which was amended on July 30, 2007, and amended and restated on June 29, 2010 (the “FIS Credit Agreement”). The FIS Credit Agreement, as of September 30, 2011, provides total committed capital of $4,583.7 million comprised of: (1) revolving credit facilities in an aggregate maximum principal amount of $1,033.7 million (together, the “Revolving Loans”), consisting of $112.3 million in revolving credit capacity maturing on January 18, 2012, and $921.4 million in revolving credit capacity maturing on July 18, 2014; (2) an aggregate of $3,550.0 million of term notes consisting of $315.0 million maturing on January 18, 2012 (“Term Loan A-1”), $1,750.0 million maturing on July 18, 2014 (“Term Loan A-2”), and (3) $1,485.0 million maturing on July 18, 2016 ("Term Loan B"). As of September 30, 2011, the outstanding principal balance of the Revolving Loans was $175.0 million, with $857.7 million of borrowing capacity remaining thereunder (net of $1.0 million in outstanding letters of credit issued under the Revolving Loans). See Note 6 in the Condensed Consolidated Financial Statements (Unaudited) under Item 1 for information regarding the interest rates of the loans.

The FIS Credit Agreement contains provisions permitting us to obtain additional term and/or revolving loans in the future, conditioned upon our ability to obtain additional commitments from lenders to fund those loans, in a principal amount of up to $750.0 million. We also have the ability to issue unsecured debt, subject to certain limitations contained in the FIS Credit Agreement and the indenture with respect to the 7.625% Senior Notes due 2017 (the "2017 Notes") and the 7.875% Senior Notes due 2020 (the "2020 Notes" and together with the 2017 Notes, the "Notes").

The FIS Credit Agreement is subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all covenants related to the FIS Credit Agreement as of September 30, 2011.

On July 16, 2010, FIS completed offerings of $600.0 million aggregate principal amount of 2017 Notes and $500.0 million aggregate principal amount of 2020 Notes.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of September 30, 2011 (in millions). There are no mandatory principal payments on the Revolving Loans; any balance outstanding on the 2012 Revolving Loan at its maturity date will be transferred to the 2014 Revolving Loan, and any balance outstanding on the 2014 Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan A-1	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2011	$—	$47.0	$3.8	$—	$—	$50.8
2012	315.0	200.4	15.0	—	—	530.4
2013	—	300.4	15.0	—	—	315.4
2014	—	1,202.2	15.0	—	—	1,217.2
2015	—	—	15.0	—	—	15.0
Thereafter	—	—	1,421.2	600.0	500.0	2,521.2
Total	$315.0	$1,750.0	$1,485.0	$600.0	$500.0	$4,650.0

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loans are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 70% of our Revolving Loans. The failure of any single lender to perform its obligations under the Revolving Loans would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of September 30, 2011, would be approximately $111.4 million.

As of September 30, 2011, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our term loans from variable to fixed (see Item 3: Quantitative and Qualitative Disclosure About Market Risks).

During the nine months ended September 30, 2011, the Company entered into capital lease obligations of $31.4 million for certain computer hardware and software. The assets are included in property and equipment and computer software and any remaining capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2011.

Contractual Obligations

Our contractual obligations have not changed materially from the table included in our Form 10-K as filed on February 25, 2011, except for changes relating to our long-term debt as discussed in Notes 5 and 6 to Notes to Condensed Consolidated

Financial Statements (Unaudited) and as addressed above under Financing. Expected interest payments related to our long-term debt are as follows:

2011 (fourth quarter)	$60.9
2012	222.7
2013	211.6
2014	186.6
2015	162.1
Thereafter	290.9
Total	$1,134.8

These calculations assume that: (a) applicable margins remain constant; (b) all variable rate debt is priced at the 3-month LIBOR rate in effect as of September 30, 2011; (c) no new hedging transactions are effected; (d) only mandatory debt repayments are made; and (e) no refinancing occurs at debt maturity.
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
The Notes represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the Notes was $1,100.0 million as of September 30, 2011. The fair value of the Notes was approximately $1,147.0 million as of September 30, 2011. The potential reduction in fair value of the Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase the Notes before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or financial condition.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement. As of September 30, 2011, we are paying interest on our Term Loan A-1 of LIBOR plus 1.00%, on our Term Loan A-2 of LIBOR plus 2.25%, and on our Term Loan B at LIBOR plus 3.75% (with LIBOR subject to a 1.50% floor). Prior to the June 29, 2010 amendment and extension, interest on the Revolving Loan was generally payable at LIBOR plus up to 1.00%, based upon the Company's leverage ratio, plus a facility fee of up to 0.25%. The pre-amendment pricing continues to apply for the portion of the Revolving Loans that mature in January 2012, consisting of approximately $112.3 million of commitments. Interest on the portion of the Revolving Loans that mature in July 2014 is generally payable at LIBOR plus an applicable margin of up to 2.50% and is subject to an unused commitment fee of up to 0.50%, each based upon the Company's leverage ratio. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under these credit agreements, after we include the impact of our interest rate swaps, by $5.3 million (based on principal amounts outstanding as of September 30, 2011). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2011, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2011, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loans and Term Loan A outstanding as of September 30, 2010, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $4.0 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. During the nine months ended September 30, 2011, the notional amount of our outstanding interest rate swaps decreased by $1,100.0 million. As of September 30, 2011, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 1, 2008	February 1, 2012	200.0	3 Month LIBOR (1)	3.87%	(3)
February 1, 2008	February 1, 2012	200.0	3 Month LIBOR (1)	3.44%	(3)
November 1, 2010	November 1, 2012	150.0	1 Month LIBOR (2)	0.50%	(3)
February 1, 2011	February 1, 2013	200.0	1 Month LIBOR (2)	0.62%	(3)
May 3, 2011	May 1, 2013	400.0	1 Month LIBOR (2)	0.73%	(3)
September 1, 2011	September 1, 2014	150.0	3 Month LIBOR (1)	0.74%	(3)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (2)	0.74%	(3)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (2)	0.72%	(3)
		$1,750.0
________________________

(1)	0.37%% in effect as of September 30, 2011.

(2)	0.24% in effect as of September 30, 2011.

(3)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loans as described above.
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $297.7 million and $858.8 million in revenues during the three-month and nine-month periods ended September 30, 2011, of which approximately $253.7 million and $741.3 million, respectively were denominated in currencies other than the U.S. Dollar. The major currencies to which we are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenues for the three-month and nine-month periods ended September 30, 2011 and 2010 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2011	2010	2011	2010
Real	$11.1	$7.2	$31.8	$22.8
Euro	6.5	4.4	19.6	13.1
Pound Sterling	4.5	2.0	12.8	5.9
Total impact	$22.1	$13.6	$64.2	$41.8
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
Revenue included $17.9 million and $55.3 million and operating income included $1.8 million and $6.4 million of favorable foreign currency impact during the three-month and nine-month periods ended September 30, 2011, respectively, resulting from a weaker U.S. Dollar during the 2011 periods.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations' revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. During 2010, we entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of September 30, 2011, the notional amount of these derivatives was approximately $55.4 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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
Searcy, Gladys v. eFunds Corporation

This is a nationwide putative class action that was filed against eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion, however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs and other matters is ongoing.
    Indemnifications and Warranties
The Company generally indemnifies its customers, subject to certain exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with its customers' use of the Company's products or services. Historically, the Company has not made any significant payments under such indemnifications, but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications. Historically, no significant costs have been incurred related to software warranties and no accruals for warranty costs have been made.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2010, other than the modifications or additions included with our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the purchase right agreement with WPM, L.P. (“WPM”), a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P, referenced in Note 10 to the Condensed Consolidated Financial Statements (Unaudited)included in Item 1 of Part I of this Report, on September 6, 2011 WPM purchased 0.1 million shares of FIS common stock for a nominal amount under the net settlement feature in the agreement. The shares of FIS common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

The following table summarizes purchases of equity securities by the issuer during the three-month period ended September 30, 2011:

			Total cost of shares	Shares that may be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1) (2)
Period	(in millions)	paid per share	(in millions)	(in millions)
7/1/2011 to 7/31/2011	—	$—	$—	13.6
8/1/2011 to 8/31/2011	6.6	27.58	181.0	7.0
9/1/2011 to 9/30/2011	—	—	—	7.0
	6.6		$181.0

(1)
On February 4, 2010 our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions through January 31, 2013. We repurchased 6.6 million shares of our common stock for $181.0 million, at an average price of $27.58 during the three months ended September 30, 2011.

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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2011	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2011	By:	/s/ JAMES W. WOODALL
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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.