Form 10-K
period 2011-12-31
Fidelity National Information Services, Inc.
filed 2012-02-24
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(904) 438-6000
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $9,355,651,167 based on the closing sale price of $30.79 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 289,527,281 as of January 31, 2012.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2011, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2011 FORM 10-K ANNUAL REPORT

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc. (“Certegy”), which was the surviving legal entity in the Certegy Merger; all references to "Metavante" are to Metavante Technologies, Inc., and its subsidiaries, as acquired by FIS on October 1, 2009; all references to “eFunds” are to eFunds Corporation, and its subsidiaries, as acquired by FIS on September 12, 2007; all references to "Capco" are to The Capital Markets Company NV, as acquired by FIS on December 2, 2010; all references to “Old FNF” are to Fidelity National Financial, Inc., which owned a majority of the Company’s shares through November 9, 2006; all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc. (“FNT”)), formerly a subsidiary of Old FNF but now an independent company that remains a related entity from an accounting perspective; and all references to “LPS” are to Lender Processing Services, Inc., a former wholly-owned subsidiary of FIS, which was spun-off as a separate publicly traded company on July 2, 2008.

PART I

Item 1.    Business.

Narrative Description of the Business

FIS is a leading global provider dedicated to banking and payments technologies. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs approximately 33,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. FIS tops the 2011 annual FinTech 100 list and is a member of the Fortune 500 U.S. and of Standard and Poor’s (S&P) 500® Index.

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

On December 2, 2010, FIS acquired Capco, a global business and technology consultancy dedicated solely to the financial services industry. Capco has broadened our capabilities to provide integrated consulting, technology and complex, large-scale transformation services.

On July 2, 2008, we completed the spin-off of our former lender processing services segment into a separate publicly traded company, Lender Processing Services, Inc., referred to as LPS. The results of operations of the lender processing services segment are reflected as discontinued operations for all periods preceding the spin-off.

General Development of the Business

Our business operations and organizational structure result from the February 1, 2006, business combination of FIS and Certegy (the “Certegy Merger”). FIS was viewed as the acquirer for accounting purposes, and our financial statements and other disclosures for periods prior to the Certegy Merger treat FIS as our predecessor company. Also, as a result of the Certegy Merger, the registrant’s name changed from “Certegy Inc.” to “Fidelity National Information Services, Inc.” and our New York Stock Exchange trading symbol from “CEY” to “FIS.” We are incorporated under the laws of the State of Georgia.

Our growth has been driven organically as well as through acquisitions, which have contributed critical applications that are complementary to or enhance existing offerings, including core banking solutions, outsourcing solutions for community banks, credit unions, and other financial institutions, item processing services, card issuer services, risk management solutions, EFT services, prepaid/gift card processing, as well as solutions for global organizations and for those domiciled outside of North America.  These strategic transactions have enabled us to quickly broaden our available solution offerings, scale our operations, expand our customer base and strengthen our competitive position.

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

•	Global Diversification — Continue to deploy resources in emerging global markets where we can achieve meaningful scale.

•	Global Scale - Leverage client relationships and global distribution network to drive revenue growth. Leverage global scale to drive higher operating efficiency.

•
Strategic Acquisitions — Focus on acquisitions that can bring new applications to existing markets we serve or provide entry into new markets. This strategy has allowed us to build a very broad solutions suite and will contribute to maintaining our competitive position going forward.

•	Disciplined Capital Investment and Expense Management — Continue to drive operating efficiencies, thereby freeing resources for strategic innovation and global diversification efforts.
Revenues by Segment

The table below summarizes the revenues by our reporting segments (in millions):

	2011	2010	2009
FSG	$2,076.8	$1,890.8	$1,260.0
PSG	2,492.2	2,478.1	1,741.9
ISG	1,177.6	917.0	724.3
Corporate & Other	(0.9)	(16.4)	(15.1)
Total Consolidated Revenues	$5,745.7	$5,269.5	$3,711.1

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

•
Channel Solutions.  Our comprehensive suite of retail delivery applications enables financial institutions to integrate and streamline customer-facing operations and back-office processes, thereby improving customer interaction across all channels (e.g., branch offices, Internet, ATM, call centers). The FIS focus on consumer access has driven significant market innovation in this area, with multi-channel and multi-host solutions and a strategy that provides tight integration of services and a seamless customer experience. Our Consumer Electronic Banking and Business Internet Banking both provide an extensive set of cash management capabilities, enabling customers to manage banking and payments through the Internet, mobile devices, accounting software and telephone. Corporate Electronic Banking solutions provide commercial treasury capabilities including cash management services and multi-bank collection and disbursement services that address the specialized needs of corporate customers. FIS systems provide full accounting and reconciliation for such transactions, serving as the system of record and providing full regulatory compliance, risk assessment and fraud management tools.

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

•
Strategic Consulting Services. With the Capco acquisition, we broadened our capabilities to provide integrated consulting, technology and complex, large-scale transformation services. Capco specializes in banking; capital markets; wealth and investment management; finance, risk and compliance; and technology. Capco's North American operations are included in FSG.

Payment Solutions Group

PSG provides a comprehensive set of software and services for the EFT, card processing, item processing, bill payment, and government and healthcare payments processing needs of our customers in North America. PSG is focused on servicing the payment and electronic funds transfer needs of North American headquartered banks and credit unions, commercial lenders, independent community and savings institutions and healthcare and government institutions. PSG customers typically commit to multi-year contracts that provide recurring revenues based on underlying payment transaction volumes.

Our solutions in this segment include:

•
Electronic Funds Transfer.  Our electronic funds transfer and debit card processing businesses offer settlement and card management solutions for financial institution card issuers. We provide traditional ATM- and PIN-based debit network access and emerging real-time payment alternatives through NYCE. NYCE connects millions of cards and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money. Also through NYCE, clients such as financial institutions, retailers and independent ATM operators can capitalize on the efficiency, consumer convenience and security of electronic real-time payments, real-time account-to-account transfers, and strategic alliances such as surcharge-free ATM network arrangements. We are also a leading provider of prepaid card services, which include gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs.

•
Item Processing and Output Services.  Our item processing services furnish financial institutions with the equipment needed to capture data from checks, transaction tickets and other items; image and sort items; process exceptions through keying; and perform balancing, archiving and the production of statements. Our item processing services are utilized by more than 1,500 financial institutions and are performed at one of our eight item processing centers located throughout the U.S. or on-site at customer locations. Our extensive solutions include distributed (i.e., non-centralized) data capture, check and remittance processing, fraud detection, and document and report management. Customers encompass banks and corporations of all sizes, from de novo banks to the largest financial institutions and corporations. As part of our image solutions services, our Endpoint Exchange Network enables U.S. financial institutions to clear their check-based transactions by allowing for the exchange of check images between member institutions. We offer a number of output services that are ancillary to the primary solutions we provide, including print and mail capabilities and card personalization fulfillment services. Helping clients manage their documents, our CSF® Designer document composition software is used by many clients in various industries to furnish printed or electronically produced invoices and statements for customized customer communication. Our print and mail services offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs. We provide our card personalization fulfillment services for branded credit cards and branded and non-branded debit and prepaid cards.

•
Credit Card Solutions.  More than 5,200 financial institutions utilize a combination of our technology and/or services to issue VISA®, MasterCard® or American Express® branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Our services range from card production and activation to an extensive range of fraud management services to value-added loyalty programs designed to increase card usage and fee-based revenues. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing customers, nor do we fund their receivables. In addition, our merchant card processing service provides everything a financial institution needs to manage its merchant card activities, including point-of-sale equipment, transaction authorization, draft capture, settlement, charge-back processing and reporting.

•
Government and Healthcare Payments Solutions.  FIS healthcare payments solutions facilitate the exchange of information and funds among patients, payers, providers and financial institutions. With Web-enabled tools, a Health Savings Account (HSA) platform, “multi-purse” benefit debit cards that cover multiple spending accounts with a single card and combined eligibility/payment cards, FIS enables consumers and third-party benefits administrators to have integrated benefit account management of HSAs, Flexible Spending Accounts (FSA), Health Reimbursement Agreements (HRA) and dependent care and transportation accounts. We also provide comprehensive, customized electronic service applications for government agencies, including Internal Revenue Service (IRS) payment services. We also facilitate the collection of state income taxes, real estate taxes, utility bills, vehicle registration fees, driver’s license renewal fees, parking tickets, traffic citations, tuition payments, court fees and fines, hunting and fishing license fees, as well as various business licenses.

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

Our international operations leverage existing applications and provide services for the specific business needs of our customers in targeted international markets. Services are delivered from 28 operations centers around the world. Our payment solutions services include fully outsourced card-issuer services and customer support, payment processing and switching services, prepaid and debit card processing, item processing, software licensing and maintenance, outsourced ATM management and retail point-of-sale check warranty services. Our financial solutions services include fully outsourced core bank processing arrangements, application management, software licensing and maintenance, facilities management and consulting services, including Capco's international operations.

ISG represented approximately 20% of total 2011 revenues, with potential for both growth in existing customer accounts and new account penetration. Management believes the greatest potential for growth is in the Western European, Latin American and Asian markets.

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

Beginning October 1, 2009, we entered into a comprehensive rebranding campaign to bring all of our software and services under one comprehensive set of trademarks, including FIS and NYCE, in support of our marketing strategy. Subsequent to its acquisition in 2010, Capco continues to use its brand because of the differentiated strategic nature of its consulting services.

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

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity-type functions within a technology platform environment. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In the years ended December 31, 2011, 2010 and 2009, approximately 2% to 3% of revenues were invested in research and development efforts (excluding amounts capitalized).

Government Regulation

Our services are subject to a broad range of complex federal, state, and foreign regulation, including federal truth-in-lending and truth-in-savings rules, Regulation AA (Unfair or Deceptive Acts or Practices), privacy laws, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The compliance of our services with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. Our clients are contractually responsible for determining what is required of them under applicable laws and regulations so that we can assist them in their compliance efforts. The failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide them, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation impacting our business are:

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

•
Consumer Reporting.  Our retail check authorization services (Certegy Check Services) and account opening services (ChexSystems) maintain databases of consumer information and, as a consequence, are subject to the Federal Fair Credit Reporting Act and similar state laws. Among other things, the Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their files, to dispute their accuracy, and to require verification or removal of disputed information. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we strive to maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling disputes.

The Dodd-Frank Act was enacted and signed into law on July 21, 2010. Among other provisions, this legislation created the Consumer Financial Protection Bureau (the "Bureau"), whose sole focus is to develop, implement and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection rules promulgated by the Bureau including enhanced oversight of non-financial institutions providing financial services. For financial institutions with less than $10 billion in assets, enforcement of the rules will be carried out by such institution's primary federal regulator. Since some of the regulations implementing the Act have not yet been finalized, we are uncertain as to what degree the legislation may affect our business in the future.
The Housing Assistance Tax Act of 2008 requires, among other provisions, information reporting obligations on payment settlement entities for calendar years beginning after December 31, 2010.  This law requires every merchant acquiring entity and third-party settlement organization to file information returns for the gross amount of reportable payment transactions for the calendar year and the reportable payment transactions for each month of the calendar year.  The reportable payment transactions are any transactions in which a payment card is accepted as payment and any third-party payment network.  This law resulted in significant additional Form 1099 reporting requirements for FIS.

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

Also included in the Dodd-Frank Act is a requirement that the Federal Reserve Board enact regulations governing interchange fees and network fees arising from electronic debit card and reloadable general-use gift card transactions. Under the legislation, the amount of interchange fees that issuers with more than $10 billion in assets may charge must be “reasonable and proportional” to the cost incurred by the issuer. The final rules in Section 1075 of the Dodd-Frank Act amended the Electronic Fund Transfer Act (''EFTA'') by adding a new section 920 regarding interchange transaction fees and rules for payment card transactions. As required by the statute, the final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that a covered issuer may receive for an electronic debit transaction will be the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, plus a possible $0.01 fraud prevention adjustment. In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10 billion are exempt from the debit card interchange fee standards. The provision regarding debit card interchange fees became effective on October 1, 2011.

•
The final rule also prohibits all issuers and networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks. The effective date for the network exclusivity prohibition is April 1, 2012, with respect to issuers, and October 1, 2011, with respect to payment card networks. Issuers of certain health-related and other benefit cards and general-use prepaid cards have a delayed effective date of April 1, 2013, or later in certain circumstances.

•
Issuers and networks are also prohibited from inhibiting a merchant's ability to direct the routing of the electronic debit transaction over any network that the issuer has enabled to process them. The merchant routing provisions became effective on October 1, 2011.

The fee changes are a significant reduction from the current per transaction average rate. For FIS, interchange fees are primarily pass-through fees and this change would not have a direct impact to our earnings. However, it is uncertain what the indirect impact will be on FIS as our clients are faced with significant revenue reductions from the interchange rate changes. Moreover, since the regulations implementing the Dodd-Frank Act have not been finalized, we are uncertain as to what degree the legislation may affect our business in the future. The proposed regulations do not appear to be intended to directly affect interchange fees applicable to credit card transactions, but do prohibit networks from “inhibiting” retailers from setting minimum purchase amounts for use of credit cards as long as the minimum does not discriminate among issuers or networks and the minimum is not greater than $10.

•
Oversight by Banking Regulators. As a provider of electronic data processing and back-office services to financial institutions, FIS is subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council ("FFIEC"), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities as part of the Multi-Region Data Processing Servicer Program ("MDPS"). The MDPS program includes technology providers that provide mission critical applications for a large number of financial institutions that are regulated by multiple regulatory agencies. Periodic information technology examination assessments are performed using FFIEC Interagency guidelines to identify potential risks that could adversely affect serviced financial institutions, determine compliance with applicable laws and regulations that affect the services provided to financial institutions and to ensure the services we provide to financial institutions do not create systemic risk to the banking system or impact the safe and sound operation of the financial institutions we process. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators. We are also subject to review under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and the use of consumer information.

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

Information Security

As part of our business, we electronically receive, process, store and transmit sensitive business information and payments of our customers. FIS takes information security and risk management very seriously and is committed to providing industry leading secure and reliable solutions to our clients. Cyber incidents include gaining unauthorized access to digital systems to facilitate financial fraud, disrupt operations, corrupt data, steal sensitive information, or cause denial-of-service on Web sites. Globally, there have been an increasing number of these types of incidents and it is commonplace to read about such attacks in the media.

FIS was the victim of a cyber attack against one of our prepaid clients on our Sunrise prepaid card platform in early 2011, which resulted in a financial loss to FIS of approximately $13.0 million. At that time, we identified information relating to approximately 7,200 prepaid accounts that may have been viewed and that three individual cardholders' non-public information may have been disclosed as a result of the unauthorized activities. FIS worked with the clients to take appropriate action including blocking and reissuing potentially impacted cards for the affected accounts.  We have continued to monitor these accounts. No financial institutions or financial institution customers suffered any financial loss as a result of the attack.

In response to the Sunrise event and in support of our ongoing commitment to information security, FIS dedicated substantial additional resources in 2011 and continuing into 2012. These resources continue to advance FIS' information security activities including, but not limited to:

•	Increased review of all servers within our environment to identify any potential impacts of the unauthorized activity and implementing enhanced fraud monitoring and network controls;

•	Performing the necessary re-certifying Payment Card Industry (PCI) Data Security Standard compliance of the Sunrise prepaid platform required after any incident;

•	Implementing enhanced information security processes including creating a cross-functional team to implement enhanced transaction monitoring to detect or prevent fraudulent activity;

•	Expanding risk assessment coverage and performing a risk assessment of all Internet-facing products;

•	Enhancing the Information Security Strategic Plan with short-term and long-term measures to improve FIS' information security;

•	Adding a new Chief Information Security Officer (“CISO”) with extensive security and fraud experience; and

•	Improving our inventory of technology, data and information security assets worldwide.

We anticipate that these initiatives will require additional resources. We increased the amounts spent on information security in 2011 and will nearly double this spend in 2012. See “Risk Factors - Risks Related to Our Business and Operations - Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.”
Employees

As of December 31, 2011, we had approximately 33,000 employees, including approximately 19,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 10,500 of our employees, primarily in Brazil and Germany, are represented by labor unions. We consider our relations with employees to be good.

Available Information

Our Internet website address is www.fisglobal.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, available, free of charge, on that website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission. Our Corporate Governance Policy and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any shareholder who mails a request to the Corporate Secretary, Fidelity National Information Services, Inc., 601 Riverside Avenue, Jacksonville, FL 32204 USA. Other corporate governance-related documents can be found at our website as well. However, the information found on our website is not a part of this or any other report.

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

The consolidations and failures reduce the number of our potential customers and may reduce the number of our customers, which could adversely affect our revenues, even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our customers fail and/or merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
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
A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic factors including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United

States, or increases in interest rates in key countries in which we operate may adversely affect consumer spending including related consumer debt, reduce check writing, change credit and debit card usage, and may adversely affect our financial performance by reducing the number or average purchase amount of transactions that we service.
Constraints within global financial markets or international regulatory requirements could constrain our financial institution customers working or available capital, reducing their ability to purchase our services and impacting our future growth and profitability.

A significant number of our customers or potential customers may hold sovereign debt or be subject to emerging international requirements such as Basel III, which could require changes in their capitalization and hence free working capital to purchase our services. These organizations could have their capital constrained if the value of sovereign debt of nations such as Greece, Spain, Italy, Ireland or Portugal continues to decline, if additional countries default on their debt, or if emerging regulatory requirements such as Basel III require institutions to alter their capital structures. These potential constraints could alter the ability of customers or potential customers to purchase our services and thus could have a significant impact on our future growth and profitability.

Potential customers may be reluctant to switch to a new vendor, which may adversely affect our growth.

For banks and other potential customers of our financial information software and services, switching from one vendor of bank core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. Many potential customers perceive potential disadvantages such as loss of accustomed functionality, increased costs (including conversion costs) and business disruption. As a result, potential customers may resist change. We seek to overcome this resistance through value enhancing strategies such as a defined conversion process, system integration including bundling additional services and making ongoing investments to enhance the functionality of our software. However, there can be no assurance that our strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth.

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
We may face pricing pressure in obtaining and retaining our larger clients. Larger clients may be able to seek price reductions from us when they renew a contract, when a contract is extended, or when the client's business has significant volume changes. Further, our smaller and mid-size clients may exert pricing pressure due to pricing competition or other economic needs or pressures being experienced by the customer. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could result in an adverse effect on our business, operating results and financial condition.
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

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers or our customers may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in: (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of customers; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through controls including system redundancies, security controls, application development and testing controls and disclaimers and limitation-of-liability provisions in our license and customer agreements, we cannot be certain that these measures will always be successful in preventing disruption or limiting our liability.

The Dodd-Frank Act may result in business changes for our customers that could have an adverse effect on our financial condition, revenues, results of operations, or prospects for future growth and overall business.
Our customers, and as a result our associated software and services, are required to comply with numerous regulations. The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new Consumer Financial Protection Bureau and will require this and other federal agencies to implement many new regulations, including the potential to increase the amount and types of regulation on areas of our business that were not previously regulated. The Durbin Amendment established interchange fee ceilings and allows merchants to direct routing of transactions, both effective October 1, 2011, and establishes provisions which require all issuers to utilize at least two unaffiliated networks for processing, which will be effective April, 1, 2012. These changes may alter the nature or type of card programs offered by our customers, which could have an ongoing impact to our future growth or revenue for debit cards or other card programs. Further, these changes could impact the volume or dollar amount of transactions that are routed through our network, which could alter the number of transactions that we process and could have an impact on our future processing fee revenue.
Several new regulations and rules will be written and implemented as directed by the aforementioned legislation throughout 2012 and beyond and these new rules and regulations will require our customers or potential customers to comply with new requirements and could require FIS to directly comply with new regulations. See "Item I. Business. Government Regulation" for more information regarding certain of these new requirements. These new requirements could result in the need for FIS to make capital investments to modify our products and services to facilitate our customers and potential customers' compliance, as well as to deploy additional processes or reporting to comply with new regulations. Further, requirements of the new regulations could result in changes in our customers' business practices and those of other marketplace participants that may alter the delivery of services to consumers which could impact the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers. As a result, the new legislation could have an adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
Many of our customers are subject to a regulatory environment and to industry standards that may change in a manner that reduces the number of transactions in which our customers engage and therefore reduces our revenues.
Our customers are subject to a number of government regulations and industry standards with which our services must comply. Our customers must ensure that our services and related products work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our customers' businesses that could lead to increased operating costs and could reduce the convenience and functionality of our products and services, possibly resulting in reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, and results of operations.
Regulations enacted by the Consumer Financial Protection Bureau may require FIS to enact new business practices which may require capital investment which could impact our future operating results.
The Consumer Financial Protection Bureau will regulate non-financial institutions and providers to those organizations.

The Consumer Financial Protection Bureau is establishing its regulatory agenda and will likely pass additional rules for regulating non-financial institution providers to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices. The impact of these rules may require FIS or its subsidiaries to be subject to additional regulation and adopt additional business practices which could require additional capital expenditures or impact our operating results.

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

Interchange fees and related practices have been receiving significant legal and regulatory scrutiny worldwide. The resulting regulatory changes that could occur from proposed regulations could alter the fees charged by card associations and debit networks worldwide. The impact from the regulations could change from time to time and the resulting changes in fees could impact the card issuance or services offered by our customers, which could have an adverse impact to our business or financial condition due to reductions or changes in types of transactions processed on behalf of our customers. See "Item I. Business. Government Regulation" for more information.

If we fail to comply with applicable regulations or to meet regulatory expectations, our business, results of operations or financial condition could be adversely impacted.

The majority of our data processing services for financial institutions are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by various federal and state regulatory authorities. If we fail to comply with any applicable regulations or guidelines for operations of a data services provider, we could be subject to regulatory actions or rating changes, may not meet contractual obligations, or suffer harm to our client relationships or reputation. Failure to meet the aforementioned requirements or to adapt to new requirements at the Federal, state or international level could inhibit our ability to retain existing customers or obtain new customers, which could have an adverse impact on our business, results of operations and financial condition.

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
Security breaches or our own failure to comply with laws and regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.

As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records to support our customers transaction processing, as well as part of our check authorization and collection businesses. The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches the confidentiality of the information we secure could be compromised. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in our operations. These risks are increased when we transmit information over the Internet and due to increasing security risks posed by organized crime and politically motivated hackers. The Company experienced a security breach in 2011 (see Note 19 to the Consolidated Financial Statements). Any additional breach could result in significant remediation costs, increased cybersecurity protection costs, lost revenues, litigation and reputational damage.

Unauthorized access can also result in financial losses; for example, we reported a loss of approximately $13.0 million during the first quarter of 2011 related to unauthorized activities involving one client and twenty-two prepaid card accounts on our Sunrise platform. At that time, we identified approximately 7,200 prepaid accounts that may have been at risk and that three individual cardholders' non-public information may have been disclosed as a result of the unauthorized activities. FIS worked with the clients to take appropriate action including blocking and reissuing potentially impacted cards for the affected accounts. We have continued to monitor these accounts. No financial institutions or financial institution customers suffered any financial loss as a result of the attack. See “Business - Government Regulation” for specific steps we intend to take. However, there can be no assurance that these steps will eliminate the possibility that unauthorized access could occur.
Further, as a provider of services to financial institutions and card processing services, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the customers themselves. If we fail to comply with these regulations and industry security requirements, we could be exposed to suits for breach of contract, governmental proceedings or the imposition of fines, or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level or by a specific industry body, they could have an adverse impact on us through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause our existing customers to lose confidence in our systems and terminate their agreements with us, inhibit our ability to attract new customers and/or result in increasing regulation or other adverse consequences from the government agencies that regulate our business.

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

As our information technology applications and services develop, we are increasingly subject to infringement claims. Any claims, whether with or without merit, could: (i) be expensive and time-consuming to defend; (ii) result in an injunction or other equitable relief which could cause us to cease making, licensing or using applications that incorporate the challenged intellectual property; (iii) require us to redesign our applications, if feasible; (iv) divert management’s attention and resources; and (v) require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies or pay damages resulting from any infringing use.

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
We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment as well as the detection or prevention of fraudulent payments. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised this could result in a financial loss to us. In addition, we rely on various financial institutions to provide ACH services in support of funds settlement for certain of our products. If we are unable to obtain such ACH services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us. Furthermore, if one of our customers for which we facilitate settlement suffers a fraudulent event due to an error of their controls, we may suffer a financial loss if the customer does not have sufficient capital to cover the loss.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

Our international operations represent approximately 20% of total 2011 revenues, with approximately 18% of our total revenues conducted in currencies other than the U.S. Dollar, including the Brazilian Real, British Pound and Euro. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), differences in business practices and changes in the value of the U.S. Dollar versus local currencies. In addition, we are less well-known internationally than in the United States, have less experience with local business conditions and may face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance.

As we expand our international operations, more of our customers may pay us in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates. Our primary exposure to movements in foreign currency exchange rates relates to foreign currencies in Brazil, Europe, Australia and parts of Asia. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on our business, financial position and results of operations.

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

Our ability to maintain compliance with applicable laws, rules and regulations and to manage and monitor the risks facing our business relies upon the ability to maintain skilled compliance, security, risk and audit professionals. Competition for such skillsets is intense, and our failure to hire and retain talented personnel could have an adverse effect on our internal control environment and impact our operating results.

Our senior management team has significant experience in the financial services industry, either at FIS or with clients or competitors, and the loss of this leadership could have an adverse effect on our business, operating results and financial condition. Further, the loss of this leadership may have an adverse impact on senior management's ability to provide effective oversight and strategic direction for all key functions within the company which could impact future business, operating results and financial condition.

We are the subject of various legal proceedings that could have a material adverse effect on our revenue and profitability.

We are involved in various litigation matters, including in some cases class-action and patent infringement litigation, and also are involved in or the subject of governmental or regulatory agency inquiries or investigations from time to time. If we are unsuccessful in our defense in the litigation matters, or compliance with any governmental or regulatory rules, we may be forced to pay damages or fines and/or change our business practices, any of which could have a material adverse effect on our business and results of operations.
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

We and certain of our subsidiaries are parties to a variety of related party agreements and relationships with FNF. William P. Foley, II, who is our Chairman, is currently the Chairman of the Board of Directors of FNF. Brent B. Bickett and Michael L. Gravelle, who are executive officers of FIS, are also executive officers of FNF. William P. Foley, II, Brent B. Bickett and Michael L. Gravelle also own or hold substantial amounts of FNF stock and stock options. Thomas M. Hagerty and Richard N. Massey, who are both directors of FIS, are also directors of FNF. As a result of the foregoing, there may be circumstances where certain of our executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationship with FNF, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits and indemnification; (ii) the quality, pricing and other terms associated with services that we provide to FNF, or that FNF provides to us, under related party agreements; (iii) business opportunities arising for either us or FNF, that could be pursued by either us or by FNF; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting FIS.

We seek to manage these potential conflicts through abstention, oversight by independent members of our Board of Directors and provisions in our agreements with FNF. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts with FNF, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party.
Our agreements with related parties may be more or less favorable than agreements negotiated at arm's-length with independent parties.
We have entered into various agreements with certain related parties, including, without limitation, FNF and Ceridian Corporation, pursuant to which we will provide services to each such related party as a client. We believe the amount earned from or charged by us under each such arrangement is fair and reasonable, and that our service arrangements are priced within the range of prices we offer to third parties; however, the amounts we earned or that were charged under these arrangements were not negotiated at arm's-length, and may not represent the terms that we might have obtained from an unrelated third party for similar services. Any inferior terms that such agreements may contain as compared to agreements negotiated with unrelated third parties may have an adverse impact on our results of operations.

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

We have a substantial investment in our Brazilian Venture and drive significant revenue through that venture that would be lost and result in significant termination costs if our venture partner were to terminate the agreement.

Revenue attributable to our Brazilian Venture partner, Banco Bradesco, accounted for $300.2 million in 2011. The Brazilian Venture processes over 50 million cards and is continuing to grow. The contract that we have with our Brazilian Venture partner allows for the termination of the contract at any point during the ten year term. This risk of contract termination is mitigated by guaranteed performance targets and minimum payments that would be triggered upon the event of a termination. These payments have been established based on FIS' expected rate of return for the contract over a 10-year period. The required payments and buyouts decline each year and are further reduced by returns in excess of the expected returns for the contract and reduce the overall barrier to exiting the venture. If our partner were to exit the agreement, this could have a significant impact on our future revenue and growth. For further detail on our Brazilian Venture see Note 6.

Additionally, we employ approximately 10,000 employees in Brazil who would have the ability to file labor claims if their employment is terminated. If our Brazilian Venture partner were to terminate the agreement, we may be subject to labor claims filed by employees of the Venture. These claims, if realized, could result in a significant cost and impact to our earnings.

We have substantial investments in recorded goodwill and other intangible assets as a result of prior acquisitions, and a severe or extended economic downturn could cause these investments to become impaired, requiring write-downs that would reduce our operating income.

As of December 31, 2011, goodwill aggregated to $8,542.8 million, or 61.7% of total assets, and other indefinite lived intangible assets aggregated to $81.0 million, or 0.6% of total assets. Current accounting rules require goodwill and other indefinite lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our fiscal year 2011 annual assessment of the recoverability of goodwill indicated that the fair values of the Company’s reporting units were in excess of the carrying values of those reporting units, and thus no goodwill impairment existed as of December 31, 2011. With the exception of the Capco trademark in North America (see Note 9 to the Consolidated Financial Statements), the fair value of indefinite lived intangible assets was in excess of the carrying value of those assets. However, if worldwide or United States economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, the carrying amount of our goodwill and other indefinite lived intangible assets may no longer be recoverable and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition.

As of December 31, 2011, intangible assets with definite useful lives aggregated to $1,822.3 million, or 13.2% of total assets. Current accounting rules require intangible assets with definite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

We will continue to monitor the fair value of our other intangible assets as well as our market capitalization and the impact of any economic downturn on our business to determine if there is an impairment in future periods.

Risks Related to our Indebtedness

Losses, consolidations and failures in the financial services industry may impact our ability to borrow funds or the ability of our lenders to fulfill their obligations under our interest rate swap agreements.

Many financial institutions are currently experiencing negative operating results. In some cases, these negative operating results have led to financial institution failures and/or consolidations. As a result, lenders may become insolvent or further tighten lending standards, which could in turn make it more difficult or impossible for lenders to perform their obligations under our interest rate swap agreements or for us to borrow under our Credit Agreement, obtain financing on favorable terms, or obtain financing or interest rate swap agreements at all. Our financial condition and results of operations could be adversely affected if a financial institution fails to fulfill its obligations under our interest rate swap agreements or we are unable to draw funds under our Credit Agreement or obtain other cost-effective financing.

Our existing levels of debt and debt service requirements may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2011, we had total debt of approximately $4,809.8 million. This level of debt could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) we use a large portion of our operating cash flow to pay principal and interest on our senior secured credit facilities and interest on our notes, which reduces the amount of money available to finance operations, acquisitions and other business activities, repay other indebtedness, purchase our outstanding stock and pay shareholder dividends; (iv) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (v) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (vi) there are significant maturities on our debt that we may not be able to fulfill or that may be refinanced at higher rates; and (vii) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our notes, or our senior secured credit facility, an event of default could result that would cause all of our debt to become due and payable and could permit the lenders under our senior secured credit facility to foreclose on the assets securing such debt.

The covenants relating to our notes and the FIS Credit Agreement are limited and do not prohibit us from incurring additional debt or taking other actions that could exacerbate the risks described in the preceding risk factor or otherwise negatively impact holders of our notes.

We may be able to incur substantially more debt in the future. Although the indenture governing our Notes and the agreements governing the FIS Credit Agreement and other indebtedness each contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2011, we had approximately $824.0 million of borrowing capacity available under our existing FIS Credit Agreement. To the extent new debt is added to our current levels, the risks described above could substantially increase.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include without limitation:

•
changes in or continued difficulties in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes and conditions in either or both the United States and international lending, capital and financial markets;

•	the effect of legislative initiatives or proposals, statutory changes, governmental or other applicable regulations and/or changes in industry requirements, including privacy regulations;

•	the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business;

•
the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in or new laws or regulations affecting the banking, retail and financial services industries or due to financial failures or other setbacks suffered by firms in those industries;

•	changes in the growth rates of the markets for core processing, card issuer, and transaction processing services;

•
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

•	competitive pressures on product pricing and services including the ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our major operations centers; and

•	other risks detailed elsewhere in this Risk Factors section and in our other filings with the Securities and Exchange Commission.
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

FIS’ corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida in a facility leased from LPS. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 140 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs. We maintain our own, and contract with multiple service providers to provide processing back-up in the event of a disaster.

Item 3.	Legal Proceedings.
In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matters listed below, depart from customary litigation incidental to its business.
Searcy, Gladys v. eFunds Corporation

This is a nationwide putative class action that was filed against our subsidiary eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification, which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion; however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs and other matters is ongoing.

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. The Defendants are preparing to file their answer to the complaint.
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

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS.” The table set forth below provides the high and low closing sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2011 and 2010.

	High	Low	Dividend
2011
First Quarter	$32.79	$27.95	$0.05
Second Quarter	$33.54	$30.07	$0.05
Third Quarter	$31.32	$24.10	$0.05
Fourth Quarter	$27.31	$22.58	$0.05
2010
First Quarter	$24.84	$22.28	$0.05
Second Quarter	$29.90	$23.69	$0.05
Third Quarter (a)	$28.79	$25.66	$0.05
Fourth Quarter (a)	$28.82	$26.57	$0.05

(a)The sales prices of our common stock for the third and fourth quarter of 2010 reflect our leveraged recapitalization resulting in the purchase of 86.2 million shares, including 6.4 million shares underlying previously unexercised stock options. As of January 31, 2012, there were approximately 19,000 shareholders of record of our common stock.

We have historically paid a $0.05 dividend on a quarterly basis. We expect to continue to pay quarterly dividends and to increase the amount to $0.20 per share per quarter beginning in 2012. The declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in our debt agreements. A regular quarterly dividend of $0.20 per common share is payable March 30, 2012 to shareholders of record as of the close of business on March 16, 2012.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

On February 4, 2010, our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million at an average price of $22.97 in 2010 under this plan. We repurchased an additional 13.6 million shares of our common stock for $361.2 million at an average price of $26.56 during the year ended December 31, 2011 under this plan. No additional shares of our common stock remain available to repurchase under this plan as of December 31, 2011.

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

On October 18, 2011, our Board of Directors approved a plan authorizing additional repurchases of up to $500.0 million of our outstanding common stock in the open market, at prevailing market prices or in privately negotiated transactions, through December 31, 2013. We repurchased 1.4 million shares of our common stock for $38.0 million at an average price of $26.51 during the year ended December 31, 2011 under this plan. Approximately $462.0 million of our common stock was available to repurchase under this plan as of December 31, 2011. During January 2012 we repurchased an additional 3.7 million shares of our common stock for $101.1 million at an average price of $27.32 per share.

On February 7, 2012 our Board of Directors approved a plan authorizing share repurchases of up to $1,000.0 million through December 31, 2015. This share repurchase authorization replaces the plan approved on October 18, 2011.

Stock Performance Graph

The performance graph below shows the cumulative total shareholder return on our common stock for the period starting on December 31, 2006, and ending on December 31, 2011. This is compared with the cumulative total returns over the same period of (1) the S&P 500 Index and (2) the S&P Supercap Data Processing & Outsourced Services Index (peer group). The graph assumes that on December 31, 2006, $100 was invested in our common stock and $100 was invested in the other two indices, with dividends reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Indexed Prices as of December 31, 2011
	2006	2007	2008	2009	2010	2011
Fidelity National Information Services, Inc.	$100.00	$104.19	$73.01	$106.19	$125.04	$122.26
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
S&P Supercap Data Processing & Outsourced Services	$100.00	$108.45	$74.19	$107.94	$105.61	$128.85

Item 6.	Selected Financial Data.

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

On July 2, 2008, we completed the LPS spin-off. For accounting purposes, the results of LPS are presented as discontinued operations. Accordingly, all prior periods have been restated to present the results of FIS on a stand alone basis and include the results of LPS up to July 2, 2008, as discontinued operations.

On September 12, 2007, we completed the acquisition of eFunds (the “eFunds Acquisition”). The results of operations and financial position of eFunds are included in the Consolidated Financial Statements since the date of acquisition.

	Year Ended December 31,
	2011(1)(2)	2010(1)(2)	2009(1)(2)	2008(2)	2007(2)
		(In millions, except per share data)
Statement of Earnings Data:
Processing and services revenues	$5,745.7	$5,269.5	$3,711.1	$3,359.5	$2,820.5
Cost of revenues	3,998.0	3,637.7	2,741.5	2,616.1	2,237.5
Gross profit	1,747.7	1,631.8	969.6	743.4	583.0
Selling, general and administrative expenses	671.8	675.8	547.1	381.0	294.5
Impairment charges	9.1	154.9	136.9	26.0	13.5
Operating income	1,066.8	801.1	285.6	336.4	275.0
Total other income (expense)	(322.5)	(184.8)	(121.9)	(155.6)	102.4
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	744.3	616.3	163.7	180.8	377.4
Provision for income taxes	239.0	215.3	54.7	57.6	133.0
Equity in earnings (loss) of unconsolidated entities	—	—	—	(0.2)	2.8
Earnings from continuing operations, net of tax	505.3	401.0	109.0	123.0	247.2
Earnings (loss) from discontinued operations, net of tax (3)	(24.2)	(43.1)	(0.5)	96.5	313.9
Net earnings	481.1	357.9	108.5	219.5	561.1
Net (earnings) loss attributable to noncontrolling interest	(11.5)	46.6	(2.6)	(4.7)	0.1
Net earnings attributable to FIS	$469.6	$404.5	$105.9	$214.8	$561.2
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.64	$1.30	$0.45	$0.62	$1.28
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders (3)	(0.08)	(0.12)	—	0.50	1.63
Net earnings per share — basic attributable to FIS common stockholders	$1.56	$1.17	$0.45	$1.12	$2.91
Weighted average shares — basic	300.6	345.1	236.4	191.6	193.1
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.61	$1.27	$0.44	$0.61	$1.25
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders (3)	(0.08)	(0.12)	—	0.50	1.60
Net earnings per share — diluted attributable to FIS common stockholders	$1.53	$1.15	$0.44	$1.11	$2.86
Weighted average shares — diluted	307.0	352.0	239.4	193.5	196.5
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$493.8	$447.6	$106.4	$118.9	$246.3
Earnings (loss) from discontinued operations, net of tax (3)	(24.2)	(43.1)	(0.5)	95.9	314.9
Net earnings attributable to FIS common stockholders	$469.6	$404.5	$105.9	$214.8	$561.2
_________________________

(1)	Metavante results of operations are included in earnings from October 1, 2009, the Metavante merger date.

(2)	eFunds’ results of operations are included in earnings from September 12, 2007, the eFunds Acquisition date.

(3)
Discontinued operations include the results of operations of Fidelity National Participacoes Ltda. ("Participacoes"), ClearPar, LLC, LPS, Certegy Australia, Ltd., Certegy Gaming Services, Inc., FIS Credit Services, Inc., and Homebuilders Financial Network through the day of their respective dispositions.

	As of December 31,
	2011(1)(2)	2010 (1)(2)	2009 (1)(2)	2008 (2)	2007
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$415.5	$338.0	$430.9	$220.9	$355.3
Goodwill	8,542.8	8,550.0	8,232.9	4,194.0	5,326.8
Other intangible assets, net	1,903.3	2,202.9	2,396.8	924.3	1,030.6
Total assets	13,848.3	14,176.3	13,997.6	7,500.4	9,794.6
Total long-term debt	4,809.8	5,192.1	3,253.3	2,514.5	4,275.4
Total FIS stockholders’ equity	6,503.0	6,403.2	8,308.9	3,532.8	3,781.2
Noncontrolling interest	148.2	158.4	209.7	164.2	14.2
Total equity	6,651.2	6,561.6	8,518.6	3,697.0	3,795.4
Cash dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.20
_________________________

(1)	Includes Metavante Acquisition beginning October 1, 2009.

(2)	Our LPS business was spun-off as of July 2, 2008.

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
December 31, 2011
Processing and services revenues	$1,383.4	$1,441.7	$1,426.2	$1,494.4
Gross profit	387.4	434.2	441.9	484.2
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	149.2	192.9	215.2	187.0
Net earnings (loss) attributable to FIS common stockholders	92.8	123.5	136.3	117.0
Net earnings per share — basic attributable to FIS common stockholders	$0.31	$0.41	$0.45	$0.39
Net earnings per share — diluted attributable to FIS common stockholders	$0.30	$0.40	$0.44	$0.39
December 31, 2010
Processing and services revenues	$1,235.0	$1,271.0	$1,367.2	$1,396.3
Gross profit	344.6	377.8	469.9	439.5
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated entities	153.9	152.2	133.1	177.1
Net earnings (loss) attributable to FIS common stockholders	93.6	89.9	110.4	110.6
Net earnings per share — basic attributable to FIS common stockholders	$0.25	$0.24	$0.33	$0.37
Net earnings per share — diluted attributable to FIS common stockholders	$0.25	$0.23	$0.33	$0.36

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009.

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

Overview

FIS is a leading global provider dedicated to banking and payments technologies. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs approximately 33,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. FIS tops the 2011 annual FinTech 100 list, is a member of the Fortune 500 U.S. and of Standard and Poor’s (S&P) 500® Index. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included above in Item 1. Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

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

We acquired Capco in December 2010 to broaden our capabilities to provide strategic and business transformation consulting.  While this will generate increased revenues,  the lower profit margin realized for professional services as compared to our other solutions has resulted in profit margin compression. The addition of Capco has also reduced the relative proportion of our recurring revenue stream.

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

While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We anticipate consolidation within the banking industry to continue, including additional bank failures and increased merger and acquisition activity. As a whole, consolidation activity is detrimental to our business. Consolidation at the transaction level may be beneficial or detrimental to our business. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or we are not the merging parties' provider of core or payment processing, or if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services which we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection and will require this and other federal agencies to implement many new regulations. The Durbin Amendment, released by the Federal Reserve in June 2011, mandates a cap on debit transaction interchange fees for card issuers with assets greater than $10.0 billion.  This legislated interchange fee cap has the potential to alter the type and/or volume of card-based transactions that we process on behalf of our customers. We believe we are competitively positioned to offset or take advantage of any potential shifts in payment transaction volume as we offer multiple payment solutions and options to our clients.  We also believe that compliance with the network exclusivity provisions of the Durbin Amendment, which require all debit card issuers to have at least two unaffiliated networks for purposes of processing signature debit and PIN debit transactions, could positively or negatively impact transaction volumes in our NYCE PIN debit network. These new regulations could result in the need for us to make capital investments to modify our products and services to facilitate our existing customers and potential customers' compliance. Further, the requirements of the new regulations and the timing of their effective dates could result in changes in our customers' business practices that may alter their delivery of services to consumers and the timing of their investment decisions, which could change the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions during the year ended December 31, 2011, including Europe. The majority of our European revenue is generated by clients in Germany, France and the United Kingdom. Those countries encountering the most significant economic challenges, including Spain, Italy, Greece, Ireland and Portugal, account for less than 1% of our international revenue base.

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

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $33.1 million as of December 31, 2011 and 2010, respectively.

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

Historically, such estimation processes have proved to be materially accurate; however, our projections of probable check guarantee losses and anticipated recoveries are inherently uncertain and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. We recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $68.0 million and $69.4 million, respectively, for the years ended December 31, 2011 and 2010. A ten percent difference in our estimated check guarantee loss reserve net of estimated recoveries as of December 31, 2011 would have impacted 2011 net earnings by less than $2.0 million, after-tax.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2011 and 2010, computer software, net of accumulated amortization, was $881.5 million and $909.0 million, respectively. Purchased software is recorded at cost and amortized using the straight line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over its estimated useful life.

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product by product basis commencing on the date of general release of the products (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years, or (2) the ratio of current revenues to total anticipated revenue over its useful life.

In determining useful lives, management considers historical results and technological trends which may influence the estimate. Useful lives for all computer software range from three to 10 years. Amortization expense for computer software was $209.4 million, $195.1 million and $149.8 million in 2011, 2010 and 2009, respectively. Included in discontinued operations in the Consolidated Statement of Earnings was amortization expense on computer software of $0.0 million, $3.3 million and $0.7 million for 2011, 2010 and 2009, respectively. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There are inherent uncertainties in determining the expected useful life or cash flows to be generated from computer software. While we have not historically experienced significant changes in these estimates we could be subject to such changes in the future.

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

We review the carrying value of goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Prior to 2011, the authoritative guidance required us to perform a two-step impairment test on goodwill. First, we compared the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach utilizes earnings multiples of similarly situated guideline public companies. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and further testing is not required. If the carrying value of the reporting unit’s net assets exceeds the fair value of the reporting unit, then we would perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge.

In the fourth quarter of 2011, the Company early adopted the provisions of FASB Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. The revised standard allows an entity first to assess qualitatively whether it is necessary to perform the step-one quantitative test ("step zero"). An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent). ASU 2011-08 provided examples of events and circumstances that should be considered in performing the step zero qualitative assessment, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit or the entity as a whole and a sustained decrease in share price. There was a substantial excess of fair value over carrying value for each of our reporting units in the 2010 step one analysis. In performing the 2011 step zero qualitative analysis, examining those factors most likely to affect our valuations, we concluded that it is more likely than not that the fair value of each of our reporting units continues to exceed their carrying amounts. Consequently, we did not perform a step one analysis in 2011.

We also estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value annually. During the year ended December 31, 2011, we recorded an impairment charge of $9.1 million related to the Capco trademark in North America. During the year ended December 31, 2010, the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander was deemed impaired due to the exit of Banco Santander. Accordingly, we recorded a pre-tax impairment charge of $140.3 million in the third quarter of 2010. Additionally, in 2010 we recorded a $5.2 million impairment of intangible assets related to the discontinued operations of Participacoes, as discussed in Notes 6 and 9 to the Consolidated Financial Statements. For the year ended December 31, 2009, our analysis of indefinite-lived intangible assets indicated an impairment of certain trademarks which were discontinued as a result of the Company’s rebranding campaign initiated on October 1, 2009, following the acquisition of Metavante. Accordingly, we recorded a pre-tax impairment charge of $124.0 million in the fourth quarter of 2009.

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

Related Party Transactions

We are a party to certain historical related party agreements with FNF and other related parties (see Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report).

Factors Affecting Comparability

Our Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:

•	In December 2010, we acquired Capco and have included the results of operations and financial position of Capco in the Consolidated Financial Statements from the date of acquisition.

•
In August 2010, we completed a leveraged recapitalization. Through a modified "Dutch Auction" tender offer, we repurchased 86.2 million shares of our common stock, including 6.4 million shares underlying previously unexercised stock options. The repurchased shares were added to treasury stock. The recapitalization was funded by incremental debt, as outlined under "Liquidity and Capital Resources - Financing."

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

Consolidated Results of Operations
(in millions, except per share amounts)

	2011	2010	2009
Processing and services revenues	$5,745.7	$5,269.5	$3,711.1
Cost of revenues	3,998.0	3,637.7	2,741.5
Gross profit	1,747.7	1,631.8	969.6
Selling, general, and administrative expenses	671.8	675.8	547.1
Impairment charges	9.1	154.9	136.9
Operating income	1,066.8	801.1	285.6
Other income (expense):
Interest income	6.0	6.4	3.4
Interest expense	(264.8)	(179.7)	(134.0)
Other income (expense), net	(63.7)	(11.5)	8.7
Total other income (expense)	(322.5)	(184.8)	(121.9)
Earnings from continuing operations before income taxes	744.3	616.3	163.7
Provision for income taxes	239.0	215.3	54.7
Earnings from continuing operations, net of tax	505.3	401.0	109.0
Earnings (loss) from discontinued operations, net of tax	(24.2)	(43.1)	(0.5)
Net earnings	481.1	357.9	108.5
Net (earnings) loss attributable to noncontrolling interest	(11.5)	46.6	(2.6)
Net earnings attributable to FIS	$469.6	$404.5	$105.9
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.64	$1.30	$0.45
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.08)	(0.12)	—
Net earnings per share — basic attributable to FIS common stockholders	$1.56	$1.17	$0.45
Weighted average shares outstanding — basic	300.6	345.1	236.4
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.61	$1.27	$0.44
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.08)	(0.12)	—
Net earnings per share — diluted attributable to FIS common stockholders	$1.53	$1.15	$0.44
Weighted average shares outstanding — diluted	307.0	352.0	239.4
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$493.8	$447.6	$106.4
Earnings (loss) from discontinued operations, net of tax	(24.2)	(43.1)	(0.5)
Net earnings attributable to FIS	$469.6	$404.5	$105.9

Processing and Services Revenues

Processing and services revenues totaled $5,745.7 million, $5,269.5 million and $3,711.1 million in 2011, 2010 and 2009, respectively. The increase in revenue during 2011 of $476.2 million, or 9.0%, as compared to 2010 is primarily attributable to incremental revenues of $304.7 million from 2010 acquisitions, increased demand for professional services and increased processing revenues. Total revenue growth in these areas was tempered by lower item processing and retail check activity and the change in reporting certain merchant interchange fees from gross to net revenue recognition, as discussed in greater detail under Segment Results of Operations. The 2011 period also included $47.4 million of favorable foreign currency impact resulting from a weaker U.S. Dollar during the 2011 period. The 2010 period was also favorably impacted by the recognition of an $83.3 million termination fee in connection with Banco Santander’s exit from the Brazilian Venture. The increase in revenue during 2010 of $1,558.4 million, or 42.0%, as compared to 2009 is primarily attributable to incremental revenues from the Metavante Acquisition and to a lesser extent the recognition of the $83.3 million termination fee mentioned above, revenue from 2010 acquisitions of $23.4 million and a favorable foreign currency impact of $26.4 million resulting from a weaker U.S. Dollar.

Cost of Revenues and Gross Profit

Cost of revenues totaled $3,998.0 million, $3,637.7 million and $2,741.5 million in 2011, 2010 and 2009, respectively, resulting in gross profit of $1,747.7 million, $1,631.8 million and $969.6 million in 2011, 2010 and 2009, respectively. Gross profit as a percentage of revenues (“gross margin”) was 30.4%, 31.0% and 26.1% in 2011, 2010 and 2009, respectively. The increase in cost of revenues of $360.3 million in the 2011 period as compared to the 2010 period is directly attributable to the revenue variances addressed above. The termination fee received in connection with Banco Santander's exit from the Brazilian Venture favorably augmented gross margins for the 2010 periods, contributing to a decrease in gross margin of 60 basis points during the 2011 period by comparison. Further, while Capco has provided revenue growth in 2011, the lower margin contribution has unfavorably impacted gross margin. The increase in cost of revenues of $896.2 million in the 2010 period as compared to the 2009 period is directly attributable to the revenue variances addressed above. The increase in gross margin of 490 basis points for 2010 over 2009 was driven by the cost synergy initiatives associated with the Metavante Acquisition as well as by the termination fee received in connection with Banco Santander's exit from the Brazilian Venture.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $671.8 million, $675.8 million and $547.1 million for 2011, 2010 and 2009, respectively. The decrease of $4.0 million in 2011 as compared to 2010 was primarily due to higher expenses included in the 2010 period in connection with our leveraged recapitalization, partially offset by incremental operating costs in 2011 resulting from 2010 acquisitions, as well as the $22.3 million reduction in contingent consideration liability for Capco addressed in Note 5 to the Consolidated Financial Statements. Conversely, the 2010 period expenses were reduced by a $10.1 million recovery in September 2010 of legal costs previously incurred as the result of a favorable court ruling. Additionally, the 2011 period included a $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform (see Note 19 to the Consolidated Financial Statements). The increase of $128.7 million in 2010 as compared to 2009 was primarily due to incremental costs associated with the Metavante operations and our leveraged recapitalization, partially offset by the $10.1 million recovery in the 2010 third quarter of previously incurred legal costs mentioned above and by lower integration and merger-related charges and stock-based compensation.

Impairment Charges

Impairment charges totaled $9.1 million, $154.9 million and $136.9 million for 2011, 2010 and 2009, respectively. The 2011 charges relate to a reduction in the carrying value of the Capco trademark in North America. The 2010 charges relate to impairments resulting from the exit of Banco Santander from the Brazilian Venture, including $140.3 million representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander, and the net unamortized balance of $14.6 million for certain capitalized software development costs incurred exclusively for use in processing Banco Santander card activity. The 2009 charges relate primarily to the introduction of a new brand identity in conjunction with the Metavante merger, giving rise to the impairment of a number of previously acquired trademarks. The 2009 period also included charges related to impairment of certain capitalized software assets totaling approximately $12.9 million.

Operating Income

Operating income totaled $1,066.8 million, $801.1 million and $285.6 million for 2011, 2010 and 2009, respectively. Operating income as a percentage of revenue (“operating margin”) was 18.6%, 15.2% and 7.7% for 2011, 2010 and 2009, respectively. The increase in operating income and margins for the 2011 period as compared to the 2010 period was driven by the revenue and cost variances addressed above. The increase in operating margin for 2010 as compared to the 2009 period was driven by synergies, cost containment initiatives, gross margin improvements and lower stock compensation charges, partially offset by higher integration and merger-related charges incurred during the 2010 period.

Total Other Income (Expense)

Total other income (expense) totaled $(322.5) million, $(184.8) million and $(121.9) million for 2011, 2010 and 2009, respectively. The primary component of total other income (expense) is interest expense. The increases of $85.1 million in interest expense in 2011 as compared to 2010 and of $45.7 million in 2010 as compared to 2009 resulted from higher overall debt levels as a result of our recapitalization in mid 2010 and higher interest rates on our debt. Apart from interest expense, the 2011 period includes $14.1 million of debt refinancing expenses, $24.7 million in write-off of certain previously capitalized debt issuance costs and $34.0 million of other than temporary impairment of available-for-sale securities acquired in conjunction with the acquisition of Metavante. The 2010 period includes $13.7 million of debt extinguishment expenses, the write-off of certain previously capitalized debt issuance costs and fees and other expenses relating to our leveraged recapitalization. The 2010 period also includes the forgiveness of $19.4 million of notes payable representing additional consideration which was to be paid to the banks in the Brazilian Venture upon migration of their card portfolios and an extinguishment gain of $5.7 million from the restructuring of the remaining Banco Bradesco notes in conjunction with other revisions to the Brazilian Venture agreements (see Note 6 to the Consolidated Financial Statements).

Provision for Income Taxes

Income tax expense from continuing operations totaled $239.0 million, $215.3 million and $54.7 million for 2011, 2010 and 2009, respectively. This resulted in an effective tax rate on continuing operations of 32.1%, 34.9% and 33.4% for 2011, 2010 and 2009, respectively. The net decrease in the overall effective tax rate for the 2011 period is primarily related to a larger proportion of foreign-source pre-tax income versus domestic income during the 2011 period and state income tax planning. Additionally, the 2011 period included a one-time benefit for the favorable resolution of tax contingencies in international jurisdictions, implementation of federal tax planning strategies and a non-recurring benefit related to our United Kingdom operations. The increase in the 2010 period overall effective tax rate as compared to the 2009 period is primarily related to a larger proportion of domestic pre-tax income versus foreign-source income due primarily to the Metavante Acquisition, partially offset by the utilization of foreign tax credits.

Earnings (Loss) from Discontinued Operations

During the 2011, 2010 and 2009 periods, certain operations are classified as discontinued. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Consolidated Statements of Earnings. During the third quarter of 2010, we determined that we would pursue strategic alternatives for Fidelity National Participacoes Ltda. ("Participacoes"). In January 2010, we closed on the sale of ClearPar. In October 2008, we sold Certegy Australia, Ltd. The table below outlines the components of discontinued operations for the 2011, 2010 and 2009 periods, net of tax. See also Note 3 to the Consolidated Financial Statements.

	2011	2010	2009

Impairment charges- Participacoes	$—	$(16.6)	$—
Participacoes operations	(24.1)	(25.2)	(5.1)
Certegy Australia operations	—	—	5.7
Other	(0.1)	(1.3)	(1.1)
Total discontinued operations	$(24.2)	$(43.1)	$(0.5)

Participacoes had revenues of $11.7 million, $61.5 million and $58.4 million for 2011, 2010 and 2009, respectively. Participacoes had operating expenses of $48.3 million, $125.0 million and $66.1 million for 2011, 2010 and 2009, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. The 2011 and 2010 periods include charges of $34.6 million and $26.7 million, respectively to increase our accrual for potential labor claims related to the shut-down activities. We expect to have continued exposure to labor claims, which were not transferred with other assets and liabilities in the disposal. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

Net (Earnings) Loss Attributable to Noncontrolling Interest
Net (earnings) loss attributable to noncontrolling interest totaled $(11.5) million, $46.6 million and $(2.6) million for 2011, 2010 and 2009, respectively. The 2010 year included after tax charges totaling $50.1 million relating to the minority partner's proportionate share of the write-off of capitalized software development costs and of the impairment to the unamortized contract intangible asset resulting from the exit of Banco Santander from the Brazilian Venture. See Note 6 to the Consolidated Financial Statements.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $493.8 million, $447.6 million and $106.4 million for 2011, 2010 and 2009, respectively, or $1.61, $1.27 and $0.44 per diluted share, respectively, due to the factors described above.

Segment Results of Operations

Financial Solutions Group

	2011	2010	2009
	(In millions)
Processing and services revenues	$2,076.8	$1,890.8	$1,260.0
Operating income	$680.3	$673.4	$421.1
Operating margin	32.8%	35.6%	33.4%

Revenues for FSG totaled $2,076.8 million, $1,890.8 million and $1,260.0 million for 2011, 2010 and 2009, respectively. The overall segment increases of $186.0 million, or 9.8%, for 2011 as compared to 2010 were driven by incremental Capco revenues, as well as increased processing revenues and growth in professional services. The overall segment increase of $630.8 million for 2010 as compared to 2009 resulted primarily from incremental Metavante revenues and to a lesser extent increased demand for professional services and software licenses.

Operating income for FSG totaled $680.3 million, $673.4 million and $421.1 million for 2011, 2010 and 2009, respectively. Operating margin was approximately 32.8%, 35.6% and 33.4% for 2011, 2010 and 2009, respectively. The increase in operating income during 2011 as compared to 2010 primarily resulted from increased processing revenues and growth in professional services, partially offset by $12.4 million in merger, integration and severance costs. The decrease in operating margin during 2011 as compared to 2010 was due to a higher proportion of professional services revenue during 2011, including Capco consulting services revenue, which has a lower margin than other revenue sources, particularly in relation to the higher license revenues in 2010. The increase in operating income in 2010 as compared to 2009 primarily resulted from incremental Metavante operating income and the increase in operating margin is due to continuing results from the synergy initiatives associated with the Metavante Acquisition.

Payment Solutions Group

	2011	2010	2009
	(In millions)
Processing and services revenues	$2,492.2	$2,478.1	$1,741.9
Operating income	$853.5	$835.0	$475.6
Operating margin	34.2%	33.7%	27.3%

Revenues for PSG totaled $2,492.2 million, $2,478.1 million and $1,741.9 million for 2011, 2010 and 2009, respectively. The 2011 period included growth in print and mail and card personalization and electronic payment services, offset by lower item processing and retail check activity. Additionally, consolidation of our merchant processing platforms resulted in the utilization of the net method to account for certain merchant interchange fees, causing a $34.4 million unfavorable revenue variance during the 2011 period. The overall segment increase of $736.2 million in 2010 as compared to 2009 resulted primarily from incremental Metavante revenues. Additionally, growth in electronic payment solutions was offset by lower item processing and retail check activity.

Operating income for PSG totaled $853.5 million, $835.0 million and $475.6 million for 2011, 2010 and 2009, respectively. Operating margin was approximately 34.2%, 33.7% and 27.3% for 2011, 2010 and 2009, respectively. The 2011 period included $13.6 million of integration and severance costs, which reduced operating margins by approximately 60 basis points for 2011. Integration costs for the 2010 periods were included in the Corporate and Other Segment. The increase in operating income and operating margin in the 2010 period as compared to the 2009 period primarily resulted from incremental Metavante operating income and realized cost savings.

International Solutions Group

	2011	2010	2009
	(In millions)
Processing and services revenues	$1,177.6	$917.0	$724.3
Operating income	$187.6	$71.1	$121.9
Operating margin	15.9%	7.8%	16.8%

Revenues for ISG totaled $1,177.6 million, $917.0 million and $724.3 million for 2011, 2010 and 2009, respectively. The overall segment increases of $260.6 million for 2011 as compared to 2010 resulted primarily from incremental revenues from Capco's European business and increased credit card volumes in Brazil, growth in the India ATM management business, growth in Australia core banking revenues and license revenues from strategic customer relationships in EMEA. The 2011 period also included $47.4 million of favorable foreign currency impact resulting from a weaker U.S. Dollar during the 2011 period. The overall segment increase of $192.7 million in 2010 as compared to 2009 resulted from growth driven by increased payment volumes in Brazil, growth in professional services, higher license revenue and incremental revenues from the Metavante Acquisition. The 2010 period also included an $83.3 million termination fee received as a result of Banco Santander's exit from the Brazilian Venture and a $26.4 million favorable foreign currency impact resulting from a weaker U.S. Dollar during 2010.

Operating income for ISG totaled $187.6 million, $71.1 million and $121.9 million for 2011, 2010 and 2009, respectively. Operating margin was 15.9%, 7.8% and 16.8% for 2011, 2010 and 2009, respectively. The 2010 period included pre-tax impairment charges of $154.9 million attributable to Banco Santander's exit from the Brazilian Venture. Excluding the impact of Banco Santander's exit, operating income and margin would have been $142.7 million or 15.6% for the 2010 period. The increases in operating income in 2011 as compared to 2010 primarily resulted from the revenue growth noted above. While Capco has provided revenue growth, the lower margin contribution from Capco has unfavorably impacted ISG's overall margin. The decrease in operating income and margin in 2010 as compared to 2009 resulted from the impairment charges of $154.9 million attributable to Banco Santander's exit from the Brazilian Venture previously addressed above under total Company Impairment Charges, partially offset by the $83.3 million termination fee received as a result of Banco Santander's exit from the Brazilian Venture.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $654.6 million, $778.4 million and $733.0 million in 2011, 2010 and 2009, respectively. The overall Corporate and Other decrease of $123.8 million for 2011 as compared to 2010 is primarily due to restructuring and integration costs included in the 2010 period associated with merger and acquisition activity and expenses in connection with the leveraged recapitalization, partially offset by the recovery in 2010 of legal costs previously incurred as the result of a favorable court ruling, as addressed above under total Company Selling, General and Administrative Expenses. The 2011 period included the $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform noted under Selling, General and Administrative Expenses in the Consolidated Results of Operations section above, $9.5 million in merger, integration and service costs, and a $13.2 million net benefit from adjustments from the Capco acquisition. The latter was comprised of a reduction in the contingent consideration liability of $22.3 million, partially offset by a $9.1 million impairment of the North American trademark. The overall Corporate and Other increase of $45.4 million for 2010 as compared to 2009 is primarily due to the incremental costs associated with the Metavante operations and merger related charges, partially offset by the recovery of previously incurred legal costs as the result of a favorable court ruling, as addressed above under total Company Selling, General and Administrative Expenses.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital, timing differences in settlement-related assets and liabilities, and may include discretionary debt service, share repurchases, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings. In 2012, our cash requirements also include the payment for accrued but unpaid reset payments associated with an interest rate swap assumed in connection with the Metavante Acquisition (see Note 13 in the Notes to Consolidated Financial Statements) as well as the $36.5 million current liability due to the Brazilian venture partner (see Note 6 in the Notes to Consolidated Financial Statements). Also, our continuing cash requirements will include payments for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 3 in the Notes to Consolidated Financial Statements).
As of December 31, 2011, we had cash and cash equivalents of $415.5 million and debt of $4,809.8 million, including the current portion. Of the $415.5 million cash and cash equivalents, approximately $246.3 million is held by our foreign entities. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
We have historically paid a $0.05 per common share dividend on a quarterly basis. We expect to continue to pay quarterly dividends and to increase the amount to $0.20 per share per quarter beginning in 2012. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.05 per common share was paid on December 30, 2011 to shareholders of record as of the close of business on December 16, 2011. A regular quarterly dividend of $0.20 per common share is payable on March 30, 2012, to shareholders of record as of the close of business March 16, 2012.

Cash Flows from Operations

Cash flows from operations were $1,171.5 million, $1,071.3 million and $714.1 million in 2011, 2010 and 2009 respectively. Cash flows from operations increased $100.2 million in 2011 and $357.2 million in 2010 primarily due to higher earnings from operations.

Capital Expenditures

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $300.3 million, $314.0 million and $212.5 million on capital expenditures during the years ended December 31, 2011, 2010 and 2009, respectively. We expect to invest approximately 5-6% of 2012 revenue in capital expenditures, including incremental capital expenditures for information security initiatives. See "Business - Information Security."

Financing

On December 19, 2011, FIS amended, restated and supplemented our syndicated credit agreement, which was originally issued on January 18, 2007, amended on July 30, 2007, amended and restated on June 29, 2010, and supplemented July 16, 2010 (as amended and supplemented through December 19, 2011, the “FIS Credit Agreement”). The FIS Credit Agreement, as of December 31, 2011, provides total committed capital of $4,338.6 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $1,000.0 million maturing on July 18, 2014 ( the “Revolving Loan”); and (2) an aggregate of $3,338.6 million of term notes consisting of $2,088.6 million maturing on July 18, 2014 (“Term Loan A-2”), and $1,250.0 million maturing on July 18, 2016 ("New Term Loan B"). As of December 31, 2011, the outstanding principal balance of the Revolving Loan was $175.0 million, with $824.0 million of borrowing capacity remaining thereunder (net of $1.0 million in outstanding letters of credit issued under the Revolving Loan).

On January 30, 2012, FIS entered into a joinder agreement under which FIS accepted $50.0 million of additional revolving loan commitments increasing the maximum principal amount of the Revolving Loan to $1,050.0 million.

FIS may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the applicable maturity date. FIS must make quarterly principal payments under the Term Loan A-2 of $60.1 million per quarter from March 31, 2012 through December 31, 2012, and $90.1 million per quarter from March 31, 2013 through March 31, 2014, with the remaining principal balance payable on July 18, 2014. As of December 31, 2011, FIS had made principal prepayments under the Term Loan A-2 of $4.4 million, reducing the payment obligation scheduled for March 31, 2012 by the same amount. FIS must make quarterly principal payments under the New Term Loan B of $3.1 million per quarter from March 31, 2012 through June 30, 2016, with the remaining principal balance payable on July 18, 2016. Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. The Revolving Loan has no scheduled principal payments, but will be due and payable in full on its applicable maturity date. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events.

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
On December 19, 2011, FIS entered into a supplemental indenture whereby FIS issued an additional $150.0 million of our 7.625% Senior Notes due July 16, 2017 (the "Additional 2017 Notes") that have the same terms as the existing 2017 Notes. The Additional 2017 Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The Additional 2017 Notes have not been registered under the Securities Act and may not be offered or sold without registration unless pursuant to an exemption from, or in, a transaction not subject to the registration requirements of the Securities Act and all applicable state laws. References to the Notes and 2017 Notes hereinafter include the Additional 2017 Notes.
Interest on the 2017 Notes accrues at the rate of 7.625% per annum and interest on the 2020 Notes accrues at the rate of 7.875% per annum. Interest on each series of Notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Guarantors.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of December 31, 2011 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan A-2	Term Loan B	2017 Notes	2020 Notes	Total
2012	$235.9	$12.5	$—	$—	$248.4
2013	360.5	12.5	—	—	373.0
2014	1,492.2	12.5	—	—	1,504.7
2015	—	12.5	—	—	12.5
2016	—	1,200.0	—	—	1,200.0
Thereafter	—	—	750.0	500.0	1,250.0
Total	$2,088.6	$1,250.0	$750.0	$500.0	$4,588.6

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 72% of our Revolving Loan. The failure of any single lender to perform their obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of December 31, 2011, would be approximately $105.7 million.

As of December 31, 2011, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term Loans from variable to fixed (see Item 7A: Quantitative and Qualitative Disclosure About Market Risks).

During the year ended December 31, 2011, the Company entered into capital lease obligations of $31.4 million for certain computer hardware and software. The assets are included in property and equipment and computer software and any remaining capital lease obligation is classified as long-term debt on our Consolidated Balance Sheet as of December 31, 2011.

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

Contractual Obligations

FIS’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for data processing and maintenance. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2011 (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$259.2	$408.4	$1,679.7	$12.5	$1,200.0	$1,250.0	$4,809.8
Interest(1)	224.9	211.4	180.9	151.6	130.5	209.7	1,109.0
Operating leases	69.9	55.6	42.3	31.3	22.5	63.7	285.3
Data processing and maintenance	116.8	95.3	34.6	17.7	17.8	17.6	299.8
Other contractual obligations (2)	84.7	18.7	14.1	8.6	8.7	30.9	165.7
Total	$755.5	$789.4	$1,951.6	$221.7	$1,379.5	$1,571.9	$6,669.6

(1)
These calculations assume that: (a) applicable margins remain constant; (b) all variable rate debt is priced at the three-month LIBOR rate in effect as of December 31, 2011; (c) no new hedging transactions are effected; (d) only mandatory debt repayments are made; and (e) no refinancing occurs at debt maturity.

(2)
Amount includes the payment for accrued but unpaid reset payments associated with an interest rate swap assumed in connection with the Metavante acquisition (see Note 13 in the Notes to Consolidated Financial Statements), amounts due to the Brazilian venture partner and payments for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 4 in the Notes to Consolidated Financial Statements).

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

The Notes represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the Notes was $1,250.0 million as of December 31, 2011. The fair value of the Notes was approximately $1,362.5 million as of December 31, 2011. The potential reduction in fair value of the Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase the Notes before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or financial condition.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement. As of December 31, 2011, we are paying interest on our Term Loan A-2 of LIBOR plus 2.25%, and on our Term Loan B at LIBOR plus 3.25% (with LIBOR subject to a 1.00% floor). Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.50% and is subject to an unused commitment fee of up to 0.50%, each based upon the Company's leverage ratio. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $12.9 million (based on principal amounts outstanding as of December 31, 2011). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2011, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of December 31, 2011, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loans A-1 and A-2 and Old Term Loan B outstanding as of December 31, 2010, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $3.4 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. During the year ended December 31, 2011, the notional amount of our outstanding interest rate swaps decreased by $1,100.0 million. As of December 31, 2011, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loan from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 1, 2008	February 1, 2012	200.0	Three Month LIBOR (1)	3.87%	(3)
February 1, 2008	February 1, 2012	200.0	Three Month LIBOR (1)	3.44%	(3)
November 1, 2010	November 1, 2012	150.0	One Month LIBOR (2)	0.50%	(3)
February 1, 2011	February 1, 2013	200.0	One Month LIBOR (2)	0.62%	(3)
May 3, 2011	May 1, 2013	400.0	One Month LIBOR (2)	0.73%	(3)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (2)	0.74%	(3)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (2)	0.74%	(3)
September 1, 2011	September 1, 2014	300.0	One Month LIBOR (2)	0.72%	(3)
		$1,750.0
________________________

(1)	0.58% in effect as of December 31, 2011.

(2)	0.30% in effect as of December 31, 2011.

(3)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A-2 and Revolving Loan as described above.
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $1,177.6 million in revenues during the year ended December 31, 2011 of which approximately $1,005.8 million was denominated in currencies other than the U.S. Dollar. The major currencies to which we are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenues for the years ended December 31, 2011, 2010 and 2009 (in millions):

Currency	2011	2010	2009
Real	$42.4	$32.5	$28.2
Euro	26.4	18.6	19.1
Pound Sterling	17.6	9.0	6.4
Total impact	$86.4	$60.1	$53.7

The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
Revenue included $47.4 million and operating income included $8.2 million of favorable foreign currency impact during the year ended December 31, 2011 resulting from a weaker U.S. Dollar during the 2011 period compared to 2010.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations' revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. We entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2011, the notional amount of these derivatives was approximately $59.4 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

Item 8. Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Information Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 24, 2012
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 24, 2012
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2011 and 2010
(In millions, except per share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$415.5	$338.0
Settlement deposits	43.9	35.9
Trade receivables, net	858.5	839.4
Settlement receivables	78.1	157.3
Other receivables	40.1	38.7
Due from related parties	56.9	50.2
Prepaid expenses and other current assets	117.1	138.0
Deferred income taxes	72.6	58.1
Assets held for sale	—	17.4
Total current assets	1,682.7	1,673.0
Property and equipment, net	414.5	390.0
Goodwill	8,542.8	8,550.0
Intangible assets, net	1,903.3	2,202.9
Computer software, net	881.5	909.0
Deferred contract costs	246.4	254.2
Other noncurrent assets	177.1	197.2
Total assets	$13,848.3	$14,176.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$641.5	$591.8
Due to Brazilian venture partner	36.5	—
Settlement payables	141.2	140.6
Current portion of long-term debt	259.2	256.9
Deferred revenues	276.5	268.6
Liabilities held for sale	—	42.5
Total current liabilities	1,354.9	1,300.4
Deferred revenues	55.9	86.3
Deferred income taxes	872.5	859.3
Long-term debt, excluding current portion	4,550.6	4,935.2
Due to Brazilian venture partner	50.6	85.7
Other long-term liabilities	312.6	347.8
Total liabilities	7,197.1	7,614.7
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 600 shares authorized, 384.6 and 382.7 shares issued as of December 31, 2011 and 2010, respectively	3.8	3.8
Additional paid in capital	7,224.7	7,199.7
Retained earnings	1,880.4	1,471.2
Accumulated other comprehensive earnings	36.3	87.9
Treasury stock, $0.01 par value, 91.7 and 80.8 shares as of December 31, 2011 and 2010, respectively, at cost	(2,642.2)	(2,359.4)
Total FIS stockholders’ equity	6,503.0	6,403.2
Noncontrolling interest	148.2	158.4
Total equity	6,651.2	6,561.6
Total liabilities and equity	$13,848.3	$14,176.3
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2011, 2010 and 2009
(In millions, except per share amounts)

	2011	2010	2009
Processing and services revenues (for related party activity, see note 4)	$5,745.7	$5,269.5	$3,711.1
Cost of revenues (for related party activity, see note 4)	3,998.0	3,637.7	2,741.5
Gross profit	1,747.7	1,631.8	969.6
Selling, general, and administrative expenses (for related party activity, see note 4)	671.8	675.8	547.1
Impairment charges	9.1	154.9	136.9
Operating income	1,066.8	801.1	285.6
Other income (expense):
Interest income	6.0	6.4	3.4
Interest expense	(264.8)	(179.7)	(134.0)
Other income (expense), net	(63.7)	(11.5)	8.7
Total other income (expense)	(322.5)	(184.8)	(121.9)
Earnings from continuing operations before income taxes	744.3	616.3	163.7
Provision for income taxes	239.0	215.3	54.7
Earnings from continuing operations, net of tax	505.3	401.0	109.0
Loss from discontinued operations, net of tax	(24.2)	(43.1)	(0.5)
Net earnings	481.1	357.9	108.5
Net (earnings) loss attributable to noncontrolling interest	(11.5)	46.6	(2.6)
Net earnings attributable to FIS	$469.6	$404.5	$105.9
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.64	$1.30	$0.45
Net loss per share — basic from discontinued operations attributable to FIS common stockholders	(0.08)	(0.12)	—
Net earnings per share — basic attributable to FIS common stockholders *	$1.56	$1.17	$0.45
Weighted average shares outstanding — basic	300.6	345.1	236.4
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.61	$1.27	$0.44
Net loss per share — diluted from discontinued operations attributable to FIS common stockholders	(0.08)	(0.12)	—
Net earnings per share — diluted attributable to FIS common stockholders *	$1.53	$1.15	$0.44
Weighted average shares outstanding — diluted	307.0	352.0	239.4
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$493.8	$447.6	$106.4
Loss from discontinued operations, net of tax	(24.2)	(43.1)	(0.5)
Net earnings attributable to FIS	$469.6	$404.5	$105.9
* Amounts may not sum due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Equity and Comprehensive Earnings
Years ended December 31, 2011, 2010 and 2009
(In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Comprehensive	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	earnings	equity
Balances, December 31, 2008	200.2	(9.3)	$2.0	$2,959.8	$1,076.1	$(102.3)	$(402.8)	$164.2		$3,697.0
Shares issued Metavante acquisition	163.6	—	1.6	4,181.9	—	—	—	—	—	4,183.5
Shares issued to FNF and THL	16.1	—	0.2	241.5	—	—	—	—	—	241.7
Noncontrolling interest assumed through Metavante acquisition	—	—	—	—	—	—	—	23.4	—	23.4
Issuance of restricted stock	1.2	—	—	4.3	—	—	—	—		4.3
Exercise of stock options	—	3.7	—	(121.7)	—	—	171.0	—	—	49.3
Shares held for taxes	—	(1.0)	—	—	—	—	(25.0)	—	—	(25.0)
Tax benefit associated with exercise of stock options	—	—	—	2.8	—	—	—	—	—	2.8
Stock-based compensation	—	—	—	71.0	—	—	—	—	—	71.0
Cash dividends declared ($0.20 per share) and other	—	—	—	—	(47.4)	—	—	(2.3)	—	(49.7)
Brazilian Venture	—	—	—	5.5	—	—	—	5.2	—	10.7
Comprehensive earnings:
Net earnings	—	—	—	—	105.9	—	—	2.6	108.5	108.5
Other comprehensive earnings, net of tax:
Pension liability adjustment	—	—	—	—	—	(0.2)	—	—	(0.2)	(0.2)
Unrealized gain on investments and derivatives, net	—	—	—	—	—	47.6	—	—	47.6	47.6
Unrealized gain on foreign currency translation	—	—	—	—	—	137.1	—	16.6	153.7	153.7
Comprehensive earnings									$309.6
Balances, December 31, 2009	381.1	(6.6)	$3.8	$7,345.1	$1,134.6	$82.2	$(256.8)	$209.7		$8,518.6
Issuance of restricted stock	1.6	—	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	13.6	—	(228.1)	—	—	442.9	—	—	214.8
Treasury shares held for taxes due upon exercise of stock options	—	(0.2)	—	—	—	—	(5.8)	—	—	(5.8)
Tax benefit associated with exercise of stock options	—	—	—	22.3	—	—	—	—	—	22.3
Stock-based compensation	—	—	—	58.7	—	—	—	—	—	58.7
Cash dividends declared ($0.20 per share) and other	—	—	—	—	(67.9)	—	—	(8.1)	—	(76.0)
Purchases of treasury stock	—	(87.6)	—	—	—	—	(2,539.7)	—	—	(2,539.7)
Other	—	—	—	1.7	—	—	—	(1.1)	—	0.6
Comprehensive earnings:
Net earnings	—	—	—	—	404.5	—	—	(46.6)	357.9	357.9
Other comprehensive earnings, net of tax:
Pension liability adjustment	—	—	—	—	—	0.1	—	—	0.1	0.1
Unrealized gain (loss) on investments and derivatives, net	—	—	—	—	—	(0.1)	—	—	(0.1)	(0.1)
Unrealized gain on foreign currency translation	—	—	—	—	—	5.7	—	4.5	10.2	10.2
Comprehensive earnings									$368.1

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Equity and Comprehensive Earnings - (Continued)
Years ended December 31, 2011, 2010 and 2009
(In millions, except per share amounts)

Balances, December 31, 2010	382.7	(80.8)	$3.8	$7,199.7	$1,471.2	$87.9	$(2,359.4)	$158.4		$6,561.6
Issuance of restricted stock	1.9	—	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase right	—	4.5	—	(47.2)	—	—	129.8	—	—	82.6
Treasury shares held for taxes due upon exercise of stock options	—	(0.4)	—	—	—	—	(13.4)	—	—	(13.4)
Excess income tax benefit from exercise of stock options	—	—	—	7.5	—	—	—	—	—	7.5
Stock-based compensation	—	—	—	64.7	—	—	—	—	—	64.7
Cash dividends paid ($0.05 per share per quarter) and other distributions	—	—	—	—	(60.4)	—	—	(3.6)	—	(64.0)
Purchases of treasury stock	—	(15.0)	—	—	—	—	(399.2)	—	—	(399.2)
Other	—	—	—	—	—	—	—	(4.7)	—	(4.7)
Comprehensive earnings, net of tax:
Net earnings	—	—	—	—	469.6	—	—	11.5	481.1	481.1
Other comprehensive earnings, net of tax:
Pension liability adjustment	—	—	—	—	—	(0.3)	—	—	(0.3)	(0.3)
Unrealized gain (loss) on investments and derivatives, net	—	—	—	—	—	(2.2)	—	—	(2.2)	(2.2)
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	(49.1)	—	(13.4)	(62.5)	(62.5)
Comprehensive earnings									$416.1
Balances, December 31, 2011	384.6	(91.7)	$3.8	$7,224.7	$1,880.4	$36.3	$(2,642.2)	$148.2		$6,651.2

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009
(In millions)

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$481.1	$357.9	$108.5
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	637.2	619.5	434.0
Amortization of debt issue costs	38.2	13.7	5.0
Asset impairment charges	43.1	197.3	136.9
Gain on note foregiveness	—	(19.4)	—
Stock-based compensation	64.7	58.7	71.0
Deferred income taxes	1.2	(55.7)	(60.2)
Excess income tax benefit from exercise of stock options	(7.5)	(22.3)	(2.8)
Other operating activities, net	3.8	(1.7)	8.0
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(31.0)	(21.3)	92.7
Settlement activity	71.9	(61.8)	5.3
Prepaid expenses and other assets	0.3	8.6	30.7
Deferred contract costs	(64.1)	(56.9)	(58.7)
Deferred revenue	(25.5)	(25.3)	50.3
Accounts payable, accrued liabilities, and other liabilities	(41.9)	80.0	(106.6)
Net cash provided by operating activities	1,171.5	1,071.3	714.1

Cash flows from investing activities:
Additions to property and equipment	(123.9)	(132.8)	(52.5)
Additions to computer software	(176.4)	(181.2)	(160.0)
Net proceeds from sale of assets	—	71.5	19.5
Acquisitions, net of cash acquired	(20.2)	(403.2)	435.9
Collection of FNF note	—	—	5.9
Other investing activities, net	21.3	1.5	—
Net cash provided by (used in) investing activities	(299.2)	(644.2)	248.8

Cash flows from financing activities:
Borrowings	9,547.3	11,015.5	4,619.0
Repayment of borrowings	(9,961.2)	(9,082.6)	(5,606.1)
Debt issuance costs	(20.1)	(70.8)	(2.0)
Stock issued under investment agreement for Metavante acquisition	—	—	241.7
Excess income tax benefit from exercise of stock options	7.5	22.3	2.8
Proceeds from exercise of stock options, net of tax withholding	69.2	209.0	24.3
Treasury stock purchases	(364.2)	(2,539.7)	—
Dividends paid	(60.4)	(67.9)	(47.4)
Other financing activities, net	(2.8)	(4.8)	(2.3)
Net cash used in financing activities	(784.7)	(519.0)	(770.0)
Effect of foreign currency exchange rate changes on cash	(10.1)	(1.0)	17.1
Net increase (decrease) in cash and cash equivalents	77.5	(92.9)	210.0
Cash and cash equivalents, beginning of year	338.0	430.9	220.9
Cash and cash equivalents, end of year	$415.5	$338.0	$430.9

Supplemental cash flow information:
Cash paid for interest	$264.2	$131.1	$155.1
Cash paid for income taxes	$205.0	$235.5	$133.3
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

(1)    Basis of Presentation

FIS is a leading global provider dedicated to banking and payments technologies. We offer financial institution core processing, card issuer and transaction processing services, including the NYCE Network, a leading national electronic funds transfer (EFT) network. Our business operations and organizational structure result from the February 1, 2006, business combination of FIS and Certegy (the "Certegy Merger"). FIS was viewed as the acquirer for accounting purposes, and our financial statements and other disclosures for periods prior to the Certegy Merger treat FIS as our predecessor company. Immediately after the Certegy Merger, the name of the SEC registrant was changed to Fidelity National Information Services, Inc.

We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 19).

(2)Summary of Significant Accounting Policies

The following describes the significant accounting policies of the Company used in preparing the accompanying Consolidated Financial Statements.

(a)Principles of Consolidation

The Consolidated Financial Statements include the accounts of FIS, its wholly-owned subsidiaries and subsidiaries that are majority owned. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

(b)Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company’s payment processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or electronic benefit transactions (EBT) and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due to the Company are included in cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value. As of December 31, 2011, we had cash and cash equivalents of $415.5 million of which approximately $246.3 million is held by our foreign entities.

(c)Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt is estimated to be approximately $88.6 million and $110.8 million higher than the carrying value as of December 31, 2011 and 2010, respectively. These estimates are based on values of trades of our debt in close proximity to year end, which are considered

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Level 2-type measurements, as discussed below. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign exchange forward contracts. Derivative instruments are valued using Level 2-type measurements.

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

Fair Value Measurements

Generally accepted accounting principles require that, subsequent to their initial recognition, certain assets be reviewed for impairment on a nonrecurring basis by comparison to their fair value. As more fully discussed in their respective subheadings below, this includes goodwill, long-lived assets, intangible assets, computer software and investments. Following is a summary of the fair value measurement impairments recognized in 2011 and 2010 for assets measured at fair value:

	2011 Impairments Resulting from Fair Value Measurement
	Valuation Determined by Quoted Prices in Active Markets	Valuation Techniques Based on Observable Market Data	Valuation Techniques Incorporating Information Other Than Observable Market Data
	(Level 1)	(Level 2)	(Level 3)	Total Impairment
Asset Category:
Intangible assets, net (Note 9)	$—	$—	$9.1	$9.1
Other noncurrent assets (1)	34.0	—	—	34.0
Total	$34.0	$—	$9.1	$43.1

(1)	Other-than-temporary impairment in the fourth quarter of 2011 of available-for-sale securities acquired in conjunction

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with the Metavante Acquisition. Amount derived based on quoted market prices (Level 1-type measurement) and included in other income, net.

	2010 Impairments Resulting from Fair Value Measurement
	Valuation Determined by Quoted Prices in Active Markets	Valuation Techniques Based on Observable Market Data	Valuation Techniques Incorporating Information Other Than Observable Market Data
	(Level 1)	(Level 2)	(Level 3)	Total Impairment
Asset Category:
Intangible assets, net (Note 9)	$—	$—	$140.3	$140.3
Computer software, net (Note 10)	—	—	14.6	14.6
Other noncurrent assets (1)	17.4	—	—	17.4
Asset impairment classified as discontinued operations (2)	$—	$—	$25.0	25.0
Total	$17.4	$—	$179.9	$197.3

(1)
Other-than-temporary impairment in the fourth quarter of 2010 of available-for-sale securities acquired in conjunction with the Metavante Acquisition. Amount derived based on quoted market prices (Level 1-type measurement) and included in other income, net.

(2)
Impairment charges related to the write down of property and equipment and intangible assets related to Fidelity National Participacoes Ltda. (“Participacoes”) classified as discontinued operations in the Consolidated Statements of Earnings (Note 3).

Contingent consideration liabilities recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled. See Note 5 for discussion of the Capco contingent consideration liability, which was reduced by $22.3 million in 2011 based on forecasts of achievement of targeted operating performance (Level 3 measurement).

(d)Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging. During 2011, 2010 and 2009, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s Term and Revolving Loans (Note 13). The Company’s existing cash flow hedges are highly effective and there was no impact on 2011 earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2011, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. During 2011, we entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2011 and 2010, the notional amount of these derivatives was approximately $59.4 million and $56.5 million, respectively and the fair value was nominal. These derivatives have not been designated as hedges for accounting purposes.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e)Trade Receivables

A summary of trade receivables, net, as of December 31, 2011 and 2010 is as follows (in millions):

	2011	2010
Trade receivables — billed	$760.8	$725.3
Trade receivables — unbilled	130.8	147.2
Total trade receivables	891.6	872.5
Allowance for doubtful accounts	(33.1)	(33.1)
Total trade receivables, net	$858.5	$839.4

When evaluating the adequacy of the allowance for doubtful accounts, the Company considers historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

A summary roll forward of the allowance for doubtful accounts, as of December 31, 2011, 2010 and 2009 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2008	$(40.6)
Bad debt expense	(27.6)
Write-offs	26.4
Allowance for doubtful accounts as of December 31, 2009	(41.8)
Bad debt expense	(16.5)
Write-offs	25.2
Allowance for doubtful accounts as of December 31, 2010	(33.1)
Bad debt expense	(6.5)
Write-offs	6.5
Allowance for doubtful accounts as of December 31, 2011	$(33.1)

Settlement Deposits, Receivables, and Payables.  The Company records settlement receivables and payables that result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing and third-party check collections. Cash held by FIS associated with this settlement process is classified as settlement deposits in the Consolidated Balance Sheets.

(f)Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired and liabilities assumed in business combinations. FASB ASC Topic 350, Intangibles — Goodwill and Other, requires that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The Company assesses goodwill for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement.

In the fourth quarter of 2011, the Company early adopted the provisions of FASB Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. Prior guidance required entities to perform an annual quantitative test, calculating and comparing the fair value of each reporting unit to its carrying amount ("step one"). The revised standard allows an entity first to assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. If an entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent), the step one quantitative assessment must be performed for that reporting unit. ASU 2011-08 provided examples of events and circumstances that should be considered in performing the "step zero" qualitative assessment, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit or the entity as a whole and a sustained decrease in share price. There was a

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

substantial excess of fair value over carrying value for each of our reporting units in the 2010 step one analysis. In performing the 2011 step zero qualitative analysis, examining those factors most likely to affect our valuations, we concluded that it remains more likely than not that the fair value of each of our reporting units continues to exceed their carrying amounts. Consequently, we did not perform a step one analysis in 2011.

(g)Long-Lived Assets

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

(h)Intangible Assets

The Company has intangible assets which consist primarily of customer relationships and trademarks that are recorded in connection with acquisitions at their fair value based on the results of valuation analysis. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates up to a ten-year period. Intangible assets with estimated useful lives (principally customer relationships and certain trademarks) are reviewed for impairment in accordance with FASB ASC Section 360-10-35, Impairment or Disposal of Long-Lived Assets, while certain trademarks determined to have indefinite lives are reviewed for impairment at least annually in accordance with FASB ASC Topic 350.

(i)Computer Software

Computer software includes software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years.

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product by product basis commencing on the date of general release of the products (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years, or (2) the ratio of current revenues to total anticipated revenue over its useful life.

(j)Deferred Contract Costs

Costs of software sales and outsourced data processing and application management arrangements, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of a contract, including sales commissions, are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(k)Property and Equipment

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

(l)Income Taxes

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

(m)Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card processing services, other payment processing services, professional services, software licensing and software related services. The Company recognizes revenue when: (i) evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collection is considered probable.

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
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. This standard revised the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminated the use of the residual method of revenue recognition, except where subject to FASB ASC Subtopic 985-605 for software-related elements, and requires the allocation of consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. A deliverable in a multiple element arrangement is considered a separate unit of accounting if (a) the item has value to the customer on a standalone basis; and (b) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the item is considered probable and substantially in the Company's control. FIS early adopted the provisions of ASU 2009-13 prospectively for all new and materially modified arrangements after January 1, 2010. Processing and services revenues for the year ended December 31, 2010 would have been approximately $19.3 million less than reported if the new or materially modified arrangements after January 1, 2010 had been subject to the prior accounting guidance. ASU 2009-13 did not have a material impact on revenue recognition due to the existence of VSOE for most of the Company's solutions.
We establish VSOE of selling price using the price charged when the same element is sold separately, or in the case of post-contract customer support or other recurring services, when a substantive stated renewal rate is provided to the customer. In certain limited circumstances, the Company is not able to establish VSOE for all deliverables in a multiple element arrangement. This may be due to infrequent standalone sales for an element, a limited sales history for new solutions or pricing within a broader range than permissible by our policy to establish VSOE. In those circumstances, we proceed to the alternative levels in the hierarchy of determining selling price. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company is typically not able to determine TPE and we rarely use this measure since we are generally unable to reliably verify standalone prices of competitive solutions. ESP is established in those instances where neither VSOE nor TPE are available, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's arrangements with multiple deliverables may include one or more elements that are subject to the software revenue recognition guidance. The consideration for these multiple element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the elements in the arrangement using the hierarchy in ASU 2009-13. The appropriate revenue recognition guidance is then applied to the respective software and non-software elements.

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

License and Software Related Revenues

The Company recognizes software license and post-contract customer support fees as well as associated implementation, training, conversion and programming fees in accordance with FASB ASC Subtopic 985-605. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that VSOE of fair value has been established for any undelivered elements. VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a substantive stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. The Company records deferred revenue for all billings invoiced prior to revenue recognition.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(n)Cost of Revenue and Selling, General and Administrative Expenses

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

(o)Stock-Based Compensation Plans

The Company accounts for stock-based compensation plans using the fair value method. Thus, compensation cost is measured based on the fair value of the award at the grant date and is recognized over the service period.

(p)Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statements of Equity and Comprehensive Earnings and are excluded from net earnings. The cumulative translation adjustment balance was $43.4 million and $92.3 million as of December 31, 2011 and 2010, respectively.

Realized gains or losses resulting from other foreign currency transactions are included in other income.

(q)Management Estimates

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

(r)Check Guarantee Reserves

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss reserves and anticipated recoveries are primarily determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. Once these factors are considered,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company establishes a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of $17.8 million and $18.0 million as of December 31, 2011 and 2010, respectively, related to these estimations. The Company had accrued claims recoverable of $20.9 million and $20.8 million as of December 31, 2011 and 2010, respectively, related to these estimations. In addition, the Company recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $68.0 million, $69.4 million and $83.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $61.0 million, $64.0 million and $72.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(s)Net Earnings per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2011, 2010 and 2009 are computed using the treasury stock method.

Net earnings and earnings per share for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions, except per share data):

	Year ended December 31,
	2011	2010	2009
Earnings from continuing operations attributable to FIS, net of tax	$493.8	$447.6	$106.4
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(24.2)	(43.1)	(0.5)
Net earnings attributable to FIS	$469.6	$404.5	$105.9
Weighted average shares outstanding — basic	300.6	345.1	236.4
Plus: Common stock equivalent shares	6.4	6.9	3.0
Weighted average shares outstanding — diluted	307.0	352.0	239.4
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.64	$1.30	$0.45
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.08)	(0.12)	—
Net earnings per share — basic attributable to FIS common stockholders *	$1.56	$1.17	$0.45
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.61	$1.27	$0.44
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.08)	(0.12)	—
Net earnings per share — diluted attributable to FIS common stockholders *	$1.53	$1.15	$0.44

* amounts may not sum due to rounding.
Options to purchase approximately 7.9 million, 5.6 million and 12.3 million shares of our common stock for the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(t)Certain Reclassifications

Certain reclassifications have been made in the 2010 and 2009 Consolidated Financial Statements to conform to the classifications used in 2011.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)     Discontinued Operations

Certain operations are reported as discontinued in the Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009.

Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes had revenues of $11.7 million, $61.5 million and $58.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. Participacoes had losses before taxes of $36.6 million, $63.5 million and $7.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities which have now been completed, the year ended December 31, 2011 included charges of $34.6 million to settle or increase our reserve for potential labor claims. Former employees have up to two years from the date of termination to file labor claims. Consequently, we expect to have continued exposure to such claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for labor claims is $31.4 million as of December 31, 2011. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

     ClearPar

On October 30, 2009, we entered into a definitive agreement to sell ClearPar, LLC ("ClearPar") because its operations did not align with our strategic plans. The net assets were classified as held for sale as of December 31, 2009, and the transaction was closed on January 1, 2010. We received cash proceeds of $71.5 million. ClearPar had revenues of $20.8 million and earnings before taxes of $12.2 million during the year ended December 31, 2009.

(4)    Related Party Transactions
We are party to certain related party agreements described below.
Revenues and Expenses
A detail of related party items included in revenues for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010	2009
Banco Bradesco Brazilian Venture revenue	$298.9	$171.7	$97.3
Banco Santander Brazilian Venture revenue (includes termination fee, see Note 6)	—	107.3	64.0
Banco Bradesco item processing revenue	1.3	16.9	14.5
Banco Santander item processing revenue	—	28.2	44.2
FNF data processing services revenue	43.6	51.1	49.9
Ceridian data processing and services revenue	57.9	25.3	6.4
Sedgwick data processing services revenue	—	14.8	40.0
LPS services revenue	—	0.1	0.7
Total related party revenues	$401.7	$415.4	$317.0

A detail of related party items included in selling, general and administrative expenses (net of expense reimbursements) for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010	2009
Equipment and real estate leasing with FNF and LPS	$0.1	$1.2	$16.0
Administrative corporate support and other services with FNF and LPS	4.3	3.6	12.7
Total related party expenses	$4.4	$4.8	$28.7

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Brazilian Venture
See Note 6 for a discussion of the Brazilian outsourced card-processing venture (the “Brazilian Venture”). Banco Santander terminated its participation in the Brazilian Venture effective August 5, 2010. The revenue items with Banco Santander are, therefore, summarized above through that date.

FNF

We provide data processing services to FNF, our former parent, consisting primarily of infrastructure support and data center management. The Chairman of the Board of Directors of FIS is currently the Chairman of the Board of Directors of FNF. Our agreement with FNF runs through September 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). Additionally, FNF provides certain risk management support services to us at cost. We also incurred expenses for amounts paid by us to FNF under cost-sharing agreements to use certain corporate aircraft and lease certain real estate. During the 2009 third quarter, FNF entered into a transaction that triggered the repayment of a $5.9 million note payable to FIS. We recorded interest income related to this note of approximately $0.1 million for the year ended December 31, 2009. See Note 13 for FNF holdings of our debt securities.

Ceridian

We provide data processing services to Ceridian Corporation (“Ceridian”), a company in which FNF holds an approximate 33% equity interest.

Sedgwick
We provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF held an approximate 32% equity interest through May 28, 2010. The revenue items with Sedgwick are, therefore, summarized above as related party activity through that date.
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

(5)Acquisitions

The results of operations and financial position of the entities acquired during the years ended December 31, 2011, 2010 and 2009 are included in the Consolidated Financial Statements from and after the date of acquisition. There were no significant acquisitions in 2011 and 2010.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
$2,673.4
During 2010, the Company completed certain tax studies and appraisals and recorded a reduction of $3.7 million in the provisional goodwill balance, an offsetting reduction in other liabilities of $2.2 million, an increase in land, buildings and equipment of $1.5 million and adjustments of less than $1.0 million to trade and other receivables, accrued liabilities and deferred income taxes. These adjustments were not given retrospective application to October 1, 2009 due to their immateriality.

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
As of the Metavante acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus' initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $0.01 per share (“Net Settlement Feature”). In March 2010, 0.5 million shares were issued to Warburg Pincus relative to 2009 activity. An additional 0.2 million shares were issued during 2010 relative to first, second and third quarter 2010 activity. During the year ended December 31, 2011, 0.2 million shares were issued relative to fourth quarter 2010 and first, second and third quarter 2011 activity. Warburg Pincus paid a nominal amount for these shares under the Net Settlement Feature of the agreement. As of December 31, 2011, approximately 3.1 million employee stock options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase, at most, an additional 1.0 million shares.

Pro Forma Results

Metavante’s revenues of $404.1 million for the fourth quarter of 2009 are included in the Consolidated Statements of Earnings. Disclosure of the earnings of Metavante since the acquisition date is not practicable.

Selected unaudited pro forma results of operations for the year ended December 31, 2009, assuming the Metavante Acquisition had occurred as of January 1 of that year, are presented for comparative purposes below (in millions, except per share amounts):

2009
Total revenues	$4,924.7
Net earnings from continuing operations attributable to FIS common stockholders	$155.6
Pro forma earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.42
Pro forma earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.41

Pro forma results include impairment charges of $136.9 million and Metavante merger and integration related costs of approximately $143.2 million, on a pre-tax basis. Excluding the impact of deferred revenue adjustments, total pro forma revenues would have been $4,993.5 million for 2009.

Other acquisitions

The Company completed a number of other acquisitions in 2011 and 2010 that were not significant, individually or in the aggregate, including ValueCentric Marketing Group, Inc. for $32.8 million in October 2010 and Capco for $411.5 million in December 2010.

The Capco purchase price included cash consideration of $297.8 million at closing for 89% of the outstanding common stock plus future contingent consideration valued at $113.7 million based on targeted operating performance in 2013 through 2015. An advance of $7.8 million against the contingent consideration was paid in December 2010. The fair value of the contingent consideration was determined based on forecasts of achievement of the targeted operating performance. A reduction of $22.3 million in this liability was recorded in 2011 based on current forecasts for the performance period, with a corresponding reduction to selling, general and administrative expense. After giving effect to this adjustment and interest accretion, the liability balance as of December 31, 2011 was $95.4 million. The maximum contingent consideration payout is $232.2 million.

The contingent consideration consists of two components, the deferred purchase price and the balance of common stock not yet transferred. An additional installment of the remaining outstanding stock was transferred to the Company in 2011. The final 1.0% will be transferred in 2012. These transfers represent partial exchange for any contingent consideration ultimately earned. Because the stock was considered mandatorily redeemable, it was classified together with the deferred purchase price in other noncurrent liabilities rather than in equity.

In conjunction with the acquisition, Capco and FIS established a New Hires and Promotions Incentive Plan to attract new employees and to retain and incent existing employees and management. This plan provides for aggregate payments of up to

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$67.8 million to eligible participants upon achievement of revenue and EBITDA targets during the performance period, which is January 1, 2013 through December 31, 2015. The Company and Capco also established an Employee Loyalty Incentive Plan, also for the purpose of attracting new and retaining and incentivizing existing employees and management. This plan provides for aggregate payments of up to 1% of Capco's revenue to eligible participants during the performance period, which is January 1, 2011 through December 31, 2015. The expense and liability for expected payments under these plans is being recorded over the performance period. Approximately $10.1 million was recorded in 2011.

(6)Brazilian Venture

In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“Bradesco”) (collectively, “banks”) to form a venture (the "Brazilian Venture"), to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing Brazilian card processing business contracts and Brazilian card processing infrastructure and made enhancements to our card processing system to meet the needs of the banks and their affiliates. The banks executed long-term contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest. The accounting entries for this transaction were recorded during 2008 when certain walkaway rights lapsed, resulting in the establishment of a contract intangible asset of $224.2 million and a liability for amounts payable to the banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”).

During 2009, after a downstream merger of legal entities in Brazil that pushed tax deductible goodwill into the venture, we determined that the contract intangible asset established in 2008 created a deferred tax liability of $73.2 million due to a tax basis lower than the book value recorded. Furthermore, the tax deductible goodwill within the venture should have had the impact of increasing the enterprise valuation used to determine the fair value of the acquired contracts. The impact of these two items increased the amount that should have been recorded for the contract intangible by a total of $83.8 million. The deferred tax liability and the contract intangible balances were adjusted by these amounts as of December 31, 2009. The incremental value assigned to the intangible asset resulted in additional amortization, which is recorded as a reduction in revenue.

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
     Under the terms of the exit agreements, Banco Santander relinquished its ownership in the Brazilian Venture to Banco Bradesco. Banco Santander paid a termination fee of approximately $83.3 million directly to FIS, which is included in processing and services revenues for the year ended December 31, 2010. Brazilian Venture Notes were forgiven in the amount of $19.4 million, representing Banco Santander's pro rata interest therein. Certain capitalized software development costs incurred exclusively for use in processing Banco Santander card activity with a net unamortized balance of $14.6 million were written off. In addition, $140.3 million, representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander, was deemed impaired due to the exit of Banco Santander and charged to amortization expense. As a result of the above transactions, we recorded $50.1 million after-tax as non-controlling interest loss representing our minority partner's share of the write-offs.
     The net impact of the items noted above resulted in an increase in net earnings attributable to FIS common stockholders for 2010 of approximately $17.2 million or $0.05 per share, and is summarized as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Statement of Earnings Classification	2010
Cash Item:
Receipt of termination fee	Processing and services revenue	$83.3

Non-cash Items:
Write-down of notes payable	Other income (expense)	19.4
Write-off of capitalized software	Impairment charges	14.6
Write-down of contract intangible	Impairment charges	140.3

Income tax effect of above items	Provision for income taxes	(19.3)

Minority partner's share of write-downs, net of tax	Net (earnings) loss attributable to noncontrolling interest	50.1

Net impact on earnings attributable to FIS common stockholders		17.2

Certain terms of the Brazilian Venture were subsequently renegotiated between Banco Bradesco and FIS and were memorialized in an Amended Association Agreement in November 2010. Among other things, the payout for the Brazilian Venture Notes was extended over a ten-year period, resulting in a reduction to the recorded present-value of the obligation and related extinguishment gain in the amount of $5.7 million. Additional performance remuneration provisions upon the achievement of targeted account and transaction volumes were renegotiated, for which additional related party payables were recorded as of December 31, 2010, based on management's expectation that the targets will be met. The total related party payable, consisting of the original Brazil Venture Notes adjusted for the Santander exit and the performance remuneration, was $87.1 million and $85.7 million as of December 31, 2011 and 2010, respectively. FIS continues to own 51% of the Brazilian Venture and retained control such that we will continue to consolidate the Brazilian Venture's results.

The Brazilian Venture currently processes approximately 50 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios. Additionally, we are still performing call center and cardholder support for Banco Santander.

(7)Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consists of the following (in millions):

	2011	2010
Land	$28.0	$28.0
Buildings	170.0	159.7
Leasehold improvements	89.3	78.5
Computer equipment	483.4	407.4
Furniture, fixtures, and other equipment	112.0	114.0
	882.7	787.6
Accumulated depreciation and amortization	(468.2)	(397.6)
	$414.5	$390.0

Depreciation and amortization expense on property and equipment amounted to $110.7 million, $123.0 million and $81.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was depreciation and amortization expense on property and equipment of $0.0 million, $19.5 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8)Goodwill

Changes in goodwill during the years ended December 31, 2011 and 2010 are summarized as follows (in millions):

	FSG	PSG	ISG	Total
Balance, December 31, 2009	$3,738.4	$4,029.4	$465.1	$8,232.9
Goodwill acquired during 2010	163.9	31.2	137.3	332.4
Purchase price and foreign currency adjustments	(3.0)	(6.4)	(5.9)	(15.3)
Balance, December 31, 2010	3,899.3	4,054.2	596.5	8,550.0
Goodwill acquired during 2011	9.2	—	2.9	12.1
Goodwill distributed through sale of non-strategic business	—	(14.8)	—	(14.8)
Purchase price and foreign currency adjustments	—	(0.6)	(3.9)	(4.5)
Balance, December 31, 2011	$3,908.5	$4,038.8	$595.5	$8,542.8

No reporting units were at risk of failing the impairment test as of the September 30, 2011 measurement date (see Note 2 (f)).

(9)Intangible Assets

Customer relationships intangible assets are obtained as part of acquired businesses and are amortized over their estimated useful lives, generally five to 10 years, using accelerated methods. Trademarks determined to have indefinite lives are not amortized. Certain other trademarks are amortized over periods ranging up to fifteen years. As of December 31, 2011 and 2010, trademarks carried at $81.0 million and $90.5 million, respectively, were classified as indefinite lived.

Intangible assets, as of December 31, 2011, consisted of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,934.4	$(1,141.9)	$1,792.5
Trademarks	119.0	(8.2)	110.8
	$3,053.4	$(1,150.1)	$1,903.3

Intangible assets, as of December 31, 2010, consisted of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,961.2	$(881.2)	$2,080.0
Trademarks	128.5	(5.6)	122.9
	$3,089.7	$(886.8)	$2,202.9

Amortization expense for intangible assets with definite lives was $251.1 million, $267.3 million and $153.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on intangible assets of $0.0 million, $0.7 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2011, the Company recorded a pre-tax impairment charge of $9.1 million, related to the Capco trademark in North America. During the year ended December 31, 2010, as a result of Banco Santander's exit from the Brazilian Venture, the Company recorded a pre-tax impairment charge of $140.3 million, representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander. Included in the $25.0 million of impairment charges recognized in 2010 for Participacoes (Note 3) was $5.2 million related to intangible assets. The Company introduced a new brand identity in conjunction with the October 1, 2009 Metavante acquisition, giving rise to a pre-tax impairment charge of $124.0 million related to certain previously acquired trademarks.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization of intangibles, including the contract intangible in our Brazilian Venture which is amortized as a reduction in revenue, for the next five years is as follows (in millions):

2012	$263.1
2013	250.9
2014	238.6
2015	221.7
2016	201.8

(10)    Computer Software

Computer software as of December 31, 2011 and 2010 consisted of the following (in millions):

	2011	2010
Software from business acquisitions	$654.9	$653.7
Capitalized software development costs	772.1	690.9
Purchased software	90.0	76.5
Computer software	1,517.0	1,421.1
Accumulated amortization	(635.5)	(512.1)
Computer software, net of accumulated amortization	$881.5	$909.0

Amortization expense for computer software was $209.4 million, $195.1 million and $149.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on computer software of $0.0 million, $3.3 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2010, as a result of Banco Santander's exit from the Brazilian Venture, we recorded a $14.6 million charge pertaining to capitalized software development costs incurred exclusively for use in processing Banco Santander's card activity. The write-off was included in the ISG segment. During the year ended December 31, 2009, we recorded a $12.9 million charge to write-off the carrying value of impaired software resulting from the rationalization of FIS and Metavante product lines. Of this total, $6.8 million related to FSG and $6.1 million related to PSG. The impairment was recorded in the Corporate and Other Segment.

(11)Deferred Contract Costs

A summary of deferred contract costs as of December 31, 2011 and 2010 was as follows (in millions):

	2011	2010
Installations and conversions in progress	$24.2	$40.9
Installations and conversions completed, net	154.3	162.1
Other, net	67.9	51.2
Total deferred contract costs	$246.4	$254.2

Amortization of deferred contract costs was $65.9 million, $59.3 million and $49.4 million for the years ended December 31, 2011, 2010 and 2009 respectively.

(12)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2011 and 2010 consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010
Salaries and incentives	$99.8	$119.8
Accrued benefits and payroll taxes	47.0	43.6
Trade accounts payable	100.6	119.0
Reserve for claims and claims payable	23.6	22.5
Accrued interest payable	54.0	66.3
Taxes other than income tax	51.4	49.6
Other accrued liabilities	265.1	171.0
Total accounts payable and accrued liabilities	$641.5	$591.8

(13)     Long-Term Debt
Long-term debt as of December 31, 2011 and 2010 consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Term Loan A-1, secured, quarterly principal amortization (1)	$—	$350.0
Term Loan A-2, secured, quarterly principal amortization (2)	2,088.6	1,900.0
Old Term Loan B secured, quarterly principal amortization (1)	—	1,496.3
New Term Loan B due 2016, secured, quarterly principal amortization (3)	1,250.0	—
Senior Notes due 2017, unsecured, interest payable semi-annually at 7.625%	750.0	600.0
Senior Notes due 2020, unsecured, interest payable semi-annually at 7.875%	500.0	500.0
Revolving Loans, secured (4)	175.0	305.0
Other	46.2	40.8
	4,809.8	5,192.1
Current portion	(259.2)	(256.9)
Long-term debt, excluding current portion	$4,550.6	$4,935.2
__________________________________________

(1)	Repaid in full on December 19, 2011.

(2)
Interest on the Term Loan A-2 is generally payable at LIBOR plus an applicable margin of up to 2.50% based upon the Company's leverage ratio, as defined in the FIS Credit Agreement. As of December 31, 2011, the weighted average interest rate on the Term Loan A-2 was 2.56%.

(3)
Interest on the New Term Loan B is generally payable at LIBOR plus an applicable margin of 3.25%, subject to a LIBOR floor of 1.00%. As of December 31, 2011, the interest rate on the New Term Loan B was 4.25%.

(4)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.50% plus an unused commitment fee of up to 0.50%, each based upon the Company's leverage ratio. As of December 31, 2011, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 2.25%.

On December 19, 2011, FIS amended, restated and supplemented its syndicated credit agreement, which was originally issued on January 18, 2007, amended on July 30, 2007, amended and restated on June 29, 2010, and supplemented July 16, 2010 (as amended and supplemented through December 19, 2011, the “FIS Credit Agreement”). The FIS Credit Agreement, as of December 31, 2011, provides total committed capital of $4,338.6 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $1,000.0 million maturing on July 18, 2014 ( the “Revolving Loan”); and (2) an aggregate of $3,338.6 million of term notes consisting of $2,088.6 million maturing on July 18, 2014 (“Term Loan A-2”) and $1,250.0 million maturing on July 18, 2016 ("New Term Loan B"). As of December 31, 2011, the outstanding principal balance of the Revolving Loan was $175.0 million, with $824.0 million of borrowing capacity remaining thereunder (net of $1.0 million in outstanding letters of credit issued under the Revolving Loan).

On December 19, 2011, FIS entered into a Second Amendment, Restatement and Joinder Agreement under which FIS: (1) issued $400.0 million of Term Loan A-2 upon the same terms as apply to the existing Term Loan A-2; (2) accepted $69.5 million of additional Revolving Loan commitments; and (3) issued a new tranche of term loans under the FIS Credit Agreement in an aggregate principal amount of $1,250.0 million (New Term Loan B). The New Term Loan B is subject in all material

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respects to the provisions applicable to other term loans under the FIS Credit Agreement. Interest on the New Term Loan B will generally be payable at LIBOR plus 3.25% per annum (with LIBOR subject to a floor of 1.00%).

On January 30, 2012, FIS entered into a joinder agreement under which FIS accepted $50.0 million of additional revolving loan commitments increasing the maximum principal amount of the Revolving Loan to $1,050.0 million.

On July 16, 2010, FIS entered into a Joinder Agreement (the "Joinder Agreement") under which FIS issued a new tranche of term loans under the FIS Credit Agreement in an aggregate principal amount of $1.5 billion (the "Old Term Loan B"). On December 19, 2011, FIS repaid the Old Term Loan B in full.
FIS may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the applicable maturity date. FIS must make quarterly principal payments under the Term Loan A-2 of $60.1 million per quarter from March 31, 2012 through December 31, 2012, and $90.1 million per quarter from March 31, 2013 through March 31, 2014, with the remaining principal balance payable on July 18, 2014. As of December 31, 2011, FIS had made principal prepayments under the Term Loan A-2 of $4.4 million, reducing the payment obligation scheduled for March 31, 2012 by the same amount. FIS must make quarterly principal payments under the New Term Loan B of $3.1 million per quarter from March 31, 2012 through June 30, 2016, with the remaining principal balance payable on July 18, 2016. Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. The Revolving Loan has no scheduled principal payments, but will be due and payable in full on its applicable maturity date. Commitment reductions of the Revolving Loan are also permitted at any time without fee upon proper notice. In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events.

The Term Loan A-2 and Revolving Loan mature on July 18, 2014, unless extended or earlier terminated in accordance with the provisions of the agreement. Borrowings under the Term Loan A-2 and Revolving Loan bear interest at (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. FIS pays an unused commitment fee of 0.50% on the Revolving Loan.

The New Term Loan B matures on July 18, 2016, unless extended or earlier terminated in accordance with the provisions of the agreement. Borrowings under the Term Loan B bears interest at (i) LIBOR plus an applicable margin, subject to a LIBOR floor of 1.00%, or (ii) a Base Rate plus an applicable margin. For the purposes of the New Term B Loan, the definition of Base Rate was amended to include one-month LIBOR plus 1.0%.

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
On December 19, 2011, FIS entered into a supplemental indenture whereby FIS issued an additional $150.0 million of our 7.625% Senior Notes due July 16, 2017 (the "Additional 2017 Notes") that have the same terms as the existing 2017 Notes. The Additional 2017 Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

under the Securities Act, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The Additional 2017 Notes have not been registered under the Securities Act and may not be offered or sold without registration unless pursuant to an exemption from, or in, a transaction not subject to the registration requirements of the Securities Act and all applicable state laws. References to the Notes and 2017 Notes hereinafter include the Additional 2017 Notes.
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

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of December 31, 2011 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan A-2	New TermLoan B	2017 Notes	2020 Notes	Total
2012	235.9	12.5	—	—	248.4
2013	360.5	12.5	—	—	373.0
2014	1,492.2	12.5	—	—	1,504.7
2015	—	12.5	—	—	12.5
2016	—	1,200.0	—	—	1,200.0
Thereafter	—	—	750.0	500.0	1,250.0
Total	$2,088.6	$1,250.0	$750.0	$500.0	$4,588.6

Our New Term Loan B and Notes are held by a number of institutional investors. As of December 31, 2011, $13.0 million of New Term Loan B and $21.8 million of Notes were held by FNF.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 72% of our Revolving Loan. The failure of any single lender to perform their obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of December 31, 2011, would

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

be approximately $105.7 million.

Debt issuance costs of $40.7 million, net of accumulated amortization, remain capitalized as of December 31, 2011, related to all of the above credit facilities.

The fair value of the Company’s long-term debt is estimated to be approximately $88.6 million higher than the carrying value as of December 31, 2011. This estimate is based on quoted prices of our Notes and trades of our other debt in close proximity to December 31, 2011, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of December 31, 2011, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 1, 2008	February 1, 2012	$200.0	Three Month LIBOR (1)	3.87%	(3)
February 1, 2008	February 1, 2012	200.0	Three Month LIBOR (1)	3.44%	(3)
November 1, 2010	November 1, 2012	150.0	One Month LIBOR (2)	0.50%	(3)
February 1, 2011	February 1, 2013	200.0	One Month LIBOR (2)	0.62%	(3)
May 3, 2011	May 1, 2013	400.0	One Month LIBOR (2)	0.73%	(3)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (2)	0.74%	(3)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (2)	0.74%	(3)
September 1, 2011	September 1, 2014	300.0	One Month LIBOR (2)	0.72%	(3)
		$1,750.0
___________________________________

(1)	0.58% in effect as of December 31, 2011.

(2)	0.30% in effect as of December 31, 2011.

(3)	Does not include the applicable margin and facility fees paid to bank lenders on Term Loan A and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	December 31, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent assets	$2.6
Interest rate swap contracts	Accounts payable and accrued liabilities	3.4	Accounts payable and accrued liabilities	3.4
Interest rate swap contracts	Other long-term liabilities	4.0	Other long-term liabilities	18.3
Total derivatives designated as hedging instruments		$7.4		$19.1
In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to accumulated other comprehensive earnings ("AOCE") within the Consolidated Statements of Equity and Comprehensive Earnings as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As part of the Metavante acquisition, the Company assumed an interest rate swap that is not designated as a hedge for accounting purposes. As of December 31, 2011, the accrued but unpaid reset payments and the fair value of the future reset payments total $42.4 million and the aggregate amount is recorded as part of accounts payable and accrued liabilities.  This item was paid in February 2012.

A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and recognized in AOCE for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Amount of loss recognized in AOCE on derivatives
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
Interest rate swap contracts	$(15.0)	$(33.7)	$(21.5)

	Amount of loss reclassified from AOCE into income
Location of loss reclassified from AOCE into income	2011	2010	2009
Interest expense	$(20.7)	$(41.5)	$(89.4)

Approximately $2.2 million of the balance in AOCE as of December 31, 2011 is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2011, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(14)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following (in millions):

	2011	2010	2009
Current provision (benefit):
Federal	$152.3	$210.2	$87.2
State	32.7	34.8	18.8
Foreign	52.8	26.0	8.9
Total current provision	$237.8	$271.0	$114.9
Deferred provision (benefit):
Federal	$36.0	$9.5	$(52.8)
State	(7.8)	0.8	(5.2)
Foreign	(27.0)	(66.0)	(2.2)
Total deferred provision	1.2	(55.7)	(60.2)
Total provision for income taxes	$239.0	$215.3	$54.7

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2011, 2010 and 2009 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010	2009
United States	$629.0	$674.0	$103.1
Foreign	115.3	(57.7)	60.6
Total	$744.3	$616.3	$163.7

Total income tax expense for the years ended December 31, 2011, 2010 and 2009 is allocated as follows (in millions):

	2011	2010	2009
Tax expense per statements of earnings	$239.0	$215.3	$54.7
Tax expense on equity in earnings of unconsolidated subsidiaries	—	—	—
Tax expense attributable to discontinued operations	(12.4)	(22.4)	19.4
Unrealized gain (loss) on interest rate swaps	1.5	1.9	26.0
Unrealized (loss) gain on foreign currency translation	(3.3)	3.2	(5.7)
Other adjustment	(1.0)	—	(0.1)
Total income tax expense (benefit) allocated to other comprehensive income	(2.8)	5.1	20.2
Tax benefit from exercise of stock options	(8.1)	(27.1)	(6.3)
Total income tax expense	$215.7	$170.9	$88.0

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	4.7	5.2	5.2
Federal benefit of state taxes	(1.6)	(1.8)	(1.8)
Foreign rate differential	(2.9)	(1.1)	(8.8)
Other	(3.1)	(2.4)	3.8
Effective income tax rate	32.1%	34.9%	33.4%

The significant components of deferred income tax assets and liabilities as of December 31, 2011 and 2010 consist of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010
Deferred income tax assets:
Net operating loss carryforwards	$152.2	$187.5
Employee benefit accruals	83.8	79.9
Deferred revenue	51.5	65.3
Accruals	32.2	24.0
Investments	19.9	10.6
Foreign currency translation adjustment	18.6	15.4
Interest rate swaps	17.8	21.8
Allowance for doubtful accounts	10.6	10.9
State taxes	10.2	12.7
Foreign tax credit carryforwards	8.3	7.4
Total gross deferred income tax assets	405.1	435.5
Less valuation allowance	(84.4)	(102.9)
Total deferred income tax assets	320.7	332.6
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	975.3	1,047.3
Deferred contract costs	78.7	57.3
Depreciation	58.6	25.4
Other	8.0	3.8
Total deferred income tax liabilities	1,120.6	1,133.8
Net deferred income tax liability	$799.9	$801.2

Deferred income taxes have been classified in the Consolidated Balance Sheets as of December 31, 2011 and 2010 as follows (in millions):

	2011	2010
Current assets	$72.6	$58.1
Noncurrent liabilities	872.5	859.3
Net deferred income tax liability	$799.9	$801.2

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

As of December 31, 2011 and 2010, the Company had income taxes receivable of $10.5 million and $15.1 million, respectively. These amounts are included in other receivables in the Consolidated Balance Sheets.

As of December 31, 2011 and 2010, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $152.2 million and $187.5 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2011 and 2010 of $14.7 million and $23.1 million, respectively, which expire between 2019 and 2024. The Company has a valuation allowance against deferred tax assets for state net operating loss carryforwards in the amounts of $11.9 million and $9.1 million as of December 31, 2011 and 2010. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2011 and 2010 of $137.5 million and $164.4 million, respectively. The Company has valuation allowances against these net operating losses as of December 31, 2011 and 2010 of $72.5 million and $93.8 million, respectively. As of December 31, 2011 and 2010, the Company had foreign tax credit carryforwards of $8.3 million and $7.4 million, respectively, which expire between 2016 and 2019. As of December 31, 2011

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and 2010 the Company no longer has a valuation allowance against these foreign tax credits.

Since 2005, we have participated in the IRS' Compliance Assurance Process (CAP), which is a real-time audit. The IRS has completed its review for years 2002-2009. Currently, management believes the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2004. Substantially all state income tax returns have been concluded through 2007.
The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. For those earnings considered to be permanently reinvested outside the United States, a determination of the amount of unrecognized deferred tax liability is not practicable at this time.
The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits as of January 1, 2010	$43.2
Amount of decreases due to lapse of the applicable statute of limitations	(1.8)
Amount of decreases due to change of position	(2.3)
Amount of decreases due to settlements	(3.2)
Increases as a result of tax positions taken in a prior period	6.8
Amount of unrecognized tax benefit as of December 31, 2010	42.7
Increases as a result of tax positions taken in the current year	4.8
Amount of decreases due to settlements	(4.9)
Increases as a result of tax positions taken in a prior period	2.9
Amount of unrecognized tax benefit as of December 31, 2011	$45.5

The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $3.7 million, $2.3 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total amount of interest and penalties recognized in the Consolidated Balance Sheets is $15.8 million and $17.2 million at December 31, 2011 and 2010, respectively. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.

Due to the expiration of various statutes of limitation in the next twelve months, an estimated $1.5 million of gross unrecognized tax benefits may be recognized during that twelve month period.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Searcy, Gladys v. eFunds Corporation

This is a nationwide putative class action that was filed against our subsidiary eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion; however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs and other matters is ongoing. An estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instruction, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial and injunctive relief. The Defendants are preparing to file their answer to the complaint. Due to the early stage of this matter, an estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.
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

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2016, and thereafter in the aggregate, are as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2012	$69.9
2013	55.6
2014	42.3
2015	31.3
2016	22.5
Thereafter	63.7
Total	$285.3

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $12.2 million per year that renew on a short-term basis.

Rent expense incurred under all operating leases during the years ended December 31, 2011, 2010 and 2009 was $93.6 million, $116.1 million and $100.2 million, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was rent expense of $0.5 million, $2.0 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2011, the Company entered into capital lease obligations of $31.4 million for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Consolidated Balance Sheet as of December 31, 2011. Periodic payments are included in Repayment of borrowings on the Consolidated Statements of Cash Flows.

Data Processing and Maintenance Services Agreements.  The Company has agreements with various vendors, which expire between 2012 and 2018, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $299.8 million as of December 31, 2011. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.

(16)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan (ESPP). Eligible employees may voluntarily purchase, at current market prices, shares of FIS’ common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded an expense of $17.8 million, $14.3 million and $12.4 million, respectively, for the years ended December 31, 2011, 2010 and 2009, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plan

The Company’s employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded expense of $27.1 million, $23.1 million and $16.6 million, respectively, for the years ended December 31, 2011, 2010 and 2009, relating to the participation of FIS employees in the 401(k) plan.

Stock Option Plans

In 2005, the Company adopted the FIS 2005 Stock Incentive Plan (the “Plan”). As of December 31, 2011 and 2010, there were 0.4 million and 0.5 million options outstanding under this plan, respectively, at a strike price of $8.71 per share (as adjusted for the 1.7952 conversion ratio for the LPS spin-off and the 0.6396 exchange ratio in the Certegy Merger). These stock options were granted at the fair value of the Company’s stock on the grant date. The options granted under this plan have a term of 10 years and vested over either a four or five year period (the “time-based options”) or based on specific performance criteria (the “performance-based options”). The performance-based options vested in 2006 after the performance criteria were

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

met subsequent to the Certegy Merger.

Through the Certegy Merger, the Company assumed the Certegy Inc. Stock Incentive Plan (the "Certegy Plan") that provided for the issuance of qualified and non-qualified stock options to officers and other key employees at exercise prices not less than market on the date of grant. All options and awards outstanding prior to the Certegy Merger under the Certegy Plan were fully vested as of the Certegy Merger date. As part of the Certegy Merger, the Certegy shareholders approved amendments to the plan and approved an additional 6.0 million shares to be made available under the plan. There were 6.8 million and 8.5 million options outstanding under this plan as of December 31, 2011 and 2010, respectively.

On November 9, 2006, as part of the transaction through which FIS became independent of FNF, the Company assumed certain options and restricted stock grants that the Company’s employees and directors held in FNF under certain FNF stock option plans. The Company assumed 2.7 million options to replace approximately 4.9 million outstanding FNF options. The Company also assumed 0.1 million shares of restricted stock. There were 0.1 million and 0.1 million options outstanding under these plans as of December 31, 2011 and 2010.

On September 17, 2007, as part of the closing of the eFunds Acquisition, the Company assumed certain vested and unvested options and restricted stock units that the employees of eFunds held as of the acquisition date in the eFunds stock option plans. The Company assumed 2.2 million options and 0.1 million restricted stock units. There were 0.3 million and 0.4 million options outstanding under these plans as of December 31, 2011 and 2010.

In 2008, the Company adopted the FIS 2008 Stock Incentive Plan. The Company granted 2.0 million and 3.4 million options under this plan in the years ended December 31, 2011 and 2010, respectively, which vest over 3 years. There were 10.9 million and 9.5 million options outstanding and 3.0 million and 5.7 million options available for grant under this plan as of December 31, 2011 and 2010, respectively.

On October 1, 2009, in conjunction with the Metavante Acquisition, the Company assumed certain vested and unvested options and restricted stock awards that the employees of Metavante held as of the acquisition date in the Metavante stock option plans. The Company assumed 12.2 million options and 0.6 million restricted stock awards. The Company granted 2.8 million additional options under this plan subsequent to the acquisition in the fourth quarter of 2009. The Company granted 1.4 million and 1.7 million options under this plan in the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, there were 11.9 million and 12.2 million options outstanding, respectively, and there were 10.1 million and 12.0 million options, respectively, available for grant under this plan.

The following schedule summarizes the stock option activity for the years ended December 31, 2011, 2010 and 2009 (in millions except for per share amounts):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2008	25.8	$17.95
Assumed in Metavante acquisition	12.2	16.77
Granted	6.1	23.09
Exercised	(3.7)	13.15
Cancelled	(0.9)	20.20
Balance, December 31, 2009	39.5	18.73
Granted	5.1	27.15
Exercised	(12.9)	16.59
Cancelled	(0.3)	18.55
Balance, December 31, 2010	31.4	20.99
Granted	3.4	26.02
Exercised	(4.3)	19.29
Cancelled	(0.1)	23.33
Balance, December 31, 2011	30.4	21.78

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $49.1 million, $148.5 million and $35.4 million, respectively. The Company generally issues shares from treasury stock for stock options exercised.

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2011:

	Outstanding Options				Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2011 (b)	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2011 (b)
	(In millions)			(In millions)	(In millions)			(In millions)
$ 0.00 - $14.35	3.8	3.92	$12.89	$51.8	3.6	3.79	$13.00	$49.2
$14.36 - $17.29	3.2	4.68	16.99	30.9	3.2	4.67	17.00	30.8
$17.30 - $20.00	1.6	2.93	18.07	13.8	1.6	2.90	18.06	13.8
$20.01 - $22.98	6.7	3.97	21.92	31.3	5.5	3.78	21.79	26.5
$22.99 - $23.71	4.6	2.71	23.54	13.9	4.6	2.71	23.54	13.9
$23.72 - $26.59	5.5	5.99	25.05	8.5	1.5	4.76	24.12	3.6
$26.60 - $31.80	5.0	5.72	27.41	(a)	1.7	5.46	27.22	(a)
$ 0.00 - $31.80	30.4	4.45	$21.78	$150.2	21.7	3.82	$20.28	$137.8
_________________________

(a)	No intrinsic value as of December 31, 2011.

(b)	Intrinsic value is based on a closing stock price as of December 31, 2011 of $26.59.

The Company has provided for total stock compensation expense of $64.7 million, $58.7 million and $71.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation.

Stock compensation expense of $19.3 million was recorded for the year ended December 31, 2009 relating to the acceleration of option vesting for all options and restricted stock awards granted under the Certegy Plan from February 1, 2006 through June of 2008, due to the terms of the change in control provisions relating to those awards triggered by the acquisition of Metavante. Those awards specified that a greater than 33% change in ownership of the Company would trigger the change in control provisions under those agreements and subsequent to the Metavante acquisition, FIS shareholders held approximately 52% of the outstanding shares of the Company. Stock compensation expense for 2009 also includes $8.2 million for acceleration of expense relating to certain options and restricted stock awards held by certain executives granted in 2008 under the terms of their employment agreements. Due to the fact that the terms of these awards included these provisions, the acceleration charge was based on the original fair value attributable to the awards and was not remeasured upon the change in control provision being triggered.

The weighted average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was estimated to be $7.58, $7.84 and $7.18, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2011	2010	2009
Risk free interest rate	0.8%	1.1%	2.3%
Volatility	36.5%	35.6%	35.0%
Dividend yield	0.8%	0.7%	1.0%
Weighted average expected life (years)	4.5	4.4	5.0

The Company  estimates future forfeitures at the time of grant and revises those estimates in subsequent periods if actual

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

forfeitures differ from those estimates.  The Company bases the risk-free interest rate that is used in the stock option valuation model on U.S. Treasury securities issued with maturities similar to the expected term of the options.  The expected stock volatility factor is determined using historical daily price changes of the Company's common stock over the most recent period commensurate with the expected term of the option and the impact of any expected trends.  The dividend yield assumption is based on the current dividend yield at the grant date or management's forecasted expectations. The expected life assumption is determined by calculating the average term from the Company's historical stock option activity and considering the impact of expected future trends.

As of December 31, 2011 and 2010, the total unrecognized compensation cost related to non-vested stock awards is $122.5 million and $129.3 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.6 years and 1.7 years, respectively.
The Company granted a total of 1.4 million restricted stock shares at prices ranging from $24.16 to $31.80 on various dates in 2011. These shares vest annually over three years. The Company granted a total of 1.5 million restricted stock shares at prices ranging from $25.76 to $28.15 on various dates in 2010. These shares vest annually over three years. The Company also granted 0.9 million performance restricted stock units during 2010. These performance restricted stock units have been granted at the maximum achievable level and the number of shares that can vest is based on specific revenue and EBITDA goals for periods from 2010 through 2012. During 2009, we granted 0.5 million shares of restricted stock at a price of $22.55 that vest annually over three years. On October 1, 2009, the Company granted 0.4 million restricted stock units at a price of $24.85 per share that vested over six months. On March 20, 2008, we granted 0.4 million shares of restricted stock at a price of $38.75 that were to vest quarterly over 2 years. On July 2, 2008, 0.2 million of these shares were canceled and assumed by LPS. The remaining unvested restricted shares were converted by the conversion factor of 1.7952. These awards vested as of October 1, 2009, under the change in control provisions due to the Metavante Acquisition. As of December 31, 2011 and 2010, we have approximately 2.6 million and 2.2 million unvested restricted shares remaining. As of December 31, 2011 and 2010 we also have 0.6 million and 0.6 million of restricted stock units that have not vested.

Share Repurchase Program and Recapitalization Plan

On February 4, 2010, our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market, at prevailing market prices or in privately negotiated transactions, through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million at an average price of $22.97 in 2010 under this plan. We repurchased an additional 13.6 million shares of our common stock for $361.2 million at an average price of $26.56 during the year ended December 31, 2011 under this plan. No additional shares of our common stock remain available to repurchase under this plan as of December 31, 2011.

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

On October 18, 2011, our Board of Directors approved a plan authorizing additional repurchases of up to $500.0 million of our outstanding common stock in the open market, at prevailing market prices or in privately negotiated transactions, through December 31, 2013. We repurchased 1.4 million shares of our common stock for $38.0 million at an average price of $26.51 during the year ended December 31, 2011 under this plan. Approximately $462.0 million of our common stock is available to repurchase under this plan as of December 31, 2011.

On February 7, 2012 our Board of Directors approved a plan authorizing additional repurchases of up to $1,000.0 million through December 31, 2015. This share repurchase authorization replaces any existing share repurchase authorization.

Other Benefit Plans

Capco Plans

In connection with the Capco acquisition (Note 5), the Company established the Capco Long-Term Incentive Programs ("LTIPs"), which provide for certain cash and stock bonuses to qualifying Capco employees upon achievement of specified

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operating results for each fiscal year through December 31, 2014. At targeted performance for fiscal years 2011 through 2013, a total of 1.5 million shares of FIS common stock may be granted under the North American program. As part of its purchase accounting for this acquisition, the Company established a liability of $9.1 million related to the cash component of the LTIPs for 2009 and 2010, which is payable in future years, beginning in 2012. The total accrued as of December 31, 2011 is $14.6 million. The maximum of the cash component of the LTIPs at targeted performance levels through 2014 is $51.4 million.

German Pension Plan

Our German operations have unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to German employees upon retirement. The accumulated benefit obligation as of December 31, 2011 and 2010, was $32.3 million and $30.3 million, respectively, and the projected benefit obligation was $33.0 million and $31.1 million, respectively. The plan remains unfunded as of December 31, 2011.

(17)Concentration of Risk

The Company generates a significant amount of revenue from large customers, however, no individual customer accounted for 10% or more of total revenue in the years ended December 31, 2011, 2010 and 2009.

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

(18)     Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its guarantor and non-guarantor subsidiaries: (a) the condensed consolidating balance sheets as of December 31, 2011 and December 31, 2010; (b) the condensed consolidating statements of earnings for the years ended December 31, 2011, 2010 and 2009; and (c) the condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$19.4	$163.3	$232.8	$—	$415.5
Settlement deposits	—	43.9	—	—	43.9
Trade receivables, net	—	689.5	169.0	—	858.5
Investment in subsidiaries, intercompany and receivables from related parties	9,564.7	8,133.7	1,089.0	(18,730.5)	56.9
Other current assets	11.9	231.7	64.3	—	307.9
Total current assets	9,596.0	9,262.1	1,555.1	(18,730.5)	1,682.7
Property and equipment, net	1.4	347.7	65.4	—	414.5
Goodwill	—	7,398.5	1,144.3	—	8,542.8
Intangible assets, net	—	1,471.2	432.1	—	1,903.3
Computer software, net	32.7	673.9	174.9	—	881.5
Other noncurrent assets	77.6	230.5	115.4	—	423.5
Total assets	$9,707.7	$19,383.9	$3,487.2	$(18,730.5)	$13,848.3
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$152.0	$256.9	$232.6	$—	$641.5
Settlement payables	—	136.0	5.2	—	141.2
Current portion of long-term debt	248.4	10.5	0.3	—	259.2
Deferred revenues	—	205.8	70.7	—	276.5
Other current liabilites	—	—	36.5	—	36.5
Total current liabilities	400.4	609.2	345.3	—	1,354.9
Deferred income taxes	—	871.4	1.1	—	872.5
Long-term debt, excluding current portion	4,537.3	13.2	0.1	—	4,550.6
Other long-term liabilities	19.0	111.6	288.5	—	419.1
Total liabilities	4,956.7	1,605.4	635.0	—	7,197.1
Total equity	4,751.0	17,778.5	2,852.2	(18,730.5)	6,651.2
Total liabilities and equity	$9,707.7	$19,383.9	$3,487.2	$(18,730.5)	$13,848.3

	December 31, 2010
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$7.7	$161.6	$168.7	$—	$338.0
Settlement deposits	—	35.9	—	—	35.9
Trade receivables, net	—	648.0	191.4	—	839.4
Investment in subsidiaries, intercompany and receivables from related parties	9,851.1	7,183.6	1,037.7	(18,022.2)	50.2
Other current assets	46.1	310.0	86.3	(32.9)	409.5
Total current assets	9,904.9	8,339.1	1,484.1	(18,055.1)	1,673.0
Property and equipment, net	1.7	323.8	64.5	—	390.0
Goodwill	—	7,407.0	1,143.0	—	8,550.0
Intangible assets, net	—	1,694.9	508.0	—	2,202.9
Computer software, net	30.4	667.8	210.8	—	909.0
Other noncurrent assets	99.4	173.5	178.5	—	451.4
Total assets	$10,036.4	$18,606.1	$3,588.9	$(18,055.1)	$14,176.3
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$175.4	$218.4	$231.7	$(33.7)	$591.8
Settlement payables	—	136.3	4.3	—	140.6
Current portion of long-term debt	233.2	0.3	23.4	—	256.9
Deferred revenues	—	186.8	81.8	—	268.6
Other current liabilites	—	—	42.5	—	42.5
Total current liabilities	408.6	541.8	383.7	(33.7)	1,300.4
Deferred income taxes	—	830.0	29.3	—	859.3
Long-term debt, excluding current portion	4,934.0	1.0	0.2	—	4,935.2
Other long-term liabilities	32.4	171.2	316.2	—	519.8
Total liabilities	5,375.0	1,544.0	729.4	(33.7)	7,614.7
Total equity	4,661.4	17,062.1	2,859.5	(18,021.4)	6,561.6
Total liabilities and equity	$10,036.4	$18,606.1	$3,588.9	$(18,055.1)	$14,176.3

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$4,488.0	$1,257.7	$—	$5,745.7
Operating expenses	174.8	3,389.1	1,115.0	—	4,678.9
Operating income	(174.8)	1,098.9	142.7	—	1,066.8
Other income (expense):
Interest expense, net	(245.1)	(1.4)	(12.3)	—	(258.8)
Other income (expense)	(40.0)	5.0	(28.7)	—	(63.7)
Net earnings (loss) of equity affiliates	803.1	—	—	(803.1)	—
Total other income (expense)	518.0	3.6	(41.0)	(803.1)	(322.5)
Earnings (loss) from continuing operations before income taxes	343.2	1,102.5	101.7	(803.1)	744.3
Provision for income taxes	(162.1)	383.1	18.0	—	239.0
Net earnings (loss) from continuing operations	505.3	719.4	83.7	(803.1)	505.3
Earnings (loss) from discontinued operations, net of tax	(24.2)	—	(24.2)	24.2	(24.2)
Net earnings (loss)	481.1	719.4	59.5	(778.9)	481.1
Net (earnings) loss attributable to noncontrolling interest	(11.5)	0.6	(12.1)	11.5	(11.5)
Net earnings (loss) attributable to FIS common stockholders	$469.6	$720.0	$47.4	$(767.4)	$469.6

	Year ended December 31, 2010
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$83.3	$4,347.0	$878.5	$(39.3)	$5,269.5
Operating expenses	297.9	3,300.3	909.5	(39.3)	4,468.4
Operating income	(214.6)	1,046.7	(31.0)	—	801.1
Other income (expense):
Interest expense, net	(167.3)	(2.6)	(3.4)	—	(173.3)
Other income (expense)	9.2	(14.7)	(6.0)	—	(11.5)
Net earnings (loss) of equity affiliates	630.3	—	—	(630.3)	—
Total other income (expense)	472.2	(17.3)	(9.4)	(630.3)	(184.8)
Earnings (loss) from continuing operations before income taxes	257.6	1,029.4	(40.4)	(630.3)	616.3
Provision for income taxes	(143.4)	380.9	(22.2)	—	215.3
Net earnings (loss) from continuing operations	401.0	648.5	(18.2)	(630.3)	401.0
Earnings (loss) from discontinued operations, net of tax	(43.1)	—	(43.1)	43.1	(43.1)
Net earnings (loss)	357.9	648.5	(61.3)	(587.2)	357.9
Net (earnings) loss attributable to noncontrolling interest	46.6	1.5	45.1	(46.6)	46.6
Net earnings (loss) attributable to FIS common stockholders	$404.5	$650.0	$(16.2)	$(633.8)	$404.5

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2009
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$3,024.7	$703.4	$(17.0)	$3,711.1
Operating expenses	303.4	2,490.9	648.2	(17.0)	3,425.5
Operating income	(303.4)	533.8	55.2	—	285.6
Other income (expense):
Interest expense, net	(116.4)	(7.6)	(6.6)	—	(130.6)
Other income (expense)	(0.2)	0.8	8.1	—	8.7
Net earnings (loss) of equity affiliates	368.0	—	—	(368.0)	—
Total other income (expense)	251.4	(6.8)	1.5	(368.0)	(121.9)
Earnings (loss) from continuing operations before income taxes	(52.0)	527.0	56.7	(368.0)	163.7
Provision for income taxes	(161.0)	208.1	7.6	—	54.7
Net earnings (loss) from continuing operations	109.0	318.9	49.1	(368.0)	109.0
Earnings (loss) from discontinued operations, net of tax	(0.5)	—	(0.5)	0.5	(0.5)
Net earnings (loss)	108.5	318.9	48.6	(367.5)	108.5
Net (earnings) loss attributable to noncontrolling interest	(2.6)	—	(2.6)	2.6	(2.6)
Net earnings (loss) attributable to FIS common stockholders	$105.9	$318.9	$46.0	$(364.9)	$105.9

	Year ended December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(209.8)	$1,208.0	$198.8	$(25.5)	$1,171.5
Cash flows from investing activities	(20.8)	(239.3)	(39.1)	—	(299.2)
Cash flows from financing activities	242.4	(967.1)	(85.5)	25.5	(784.7)
Effect of foreign currency exchange rates on cash	—	—	(10.1)	—	(10.1)
Net increase (decrease) in cash	$11.8	$1.6	$64.1	$—	$77.5

	Year ended December 31, 2010
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(209.3)	$916.5	$370.6	$(6.5)	$1,071.3
Cash flows from investing activities	(24.2)	(282.7)	(337.3)	—	(644.2)
Cash flows from financing activities	239.3	(694.8)	(70.0)	6.5	(519.0)
Effect of foreign currency exchange rates on cash	—	—	(1.0)	—	(1.0)
Net increase (decrease) in cash	$5.8	$(61.0)	$(37.7)	$—	$(92.9)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2009
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(226.6)	$1,014.1	$(81.9)	$8.5	$714.1
Cash flows from investing activities	(1.3)	460.6	(210.5)	—	248.8
Cash flows from financing activities	219.0	(1,300.7)	320.2	(8.5)	(770.0)
Effect of foreign currency exchange rates on cash	—	—	17.1	—	17.1
Net increase (decrease) in cash	$(8.9)	$174.0	$44.9	$—	$210.0

(19)     Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the year ended December 31, 2011 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$2,076.8	$2,492.2	$1,177.6	$(0.9)	$5,745.7
Operating expenses	1,396.5	1,638.7	990.0	653.7	4,678.9
Operating income	$680.3	$853.5	$187.6	$(654.6)	1,066.8
Other income (expense) unallocated					(322.5)
Income from continuing operations					$744.3
Depreciation and amortization	$160.8	$91.4	$82.3	$302.7	$637.2
Capital expenditures	$219.3	$61.4	$43.8	$7.2	$331.7
Total assets	$5,175.3	$4,911.3	$1,845.4	$1,913.4	$13,845.4
Goodwill	$3,908.5	$4,038.8	$595.5	$—	$8,542.8

As of and for the year ended December 31, 2010 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,890.8	$2,478.1	$917.0	$(16.4)	$5,269.5
Operating expenses	1,217.4	1,643.1	845.9	762.0	4,468.4
Operating income	$673.4	$835.0	$71.1	$(778.4)	801.1
Other income (expense) unallocated					(184.8)
Income from continuing operations					$616.3
Depreciation and amortization	$154.1	$97.4	$216.3	$302.9	$770.7
Capital expenditures	$190.3	$56.6	$51.5	$14.0	$312.4
Total assets	$5,046.0	$4,905.7	$1,827.8	$2,375.7	$14,155.2
Goodwill	$3,899.3	$4,054.2	$596.5	$—	$8,550.0

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of and for the year ended December 31, 2009 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,260.0	$1,741.9	$724.3	$(15.1)	$3,711.1
Operating expenses	838.9	1,266.3	602.4	717.9	3,425.5
Operating income	$421.1	$475.6	$121.9	$(733.0)	285.6
Other income (expense) unallocated					(121.9)
Income from continuing operations					$163.7
Depreciation and amortization	$101.0	$78.2	$52.9	$332.3	$564.4
Capital expenditures	$98.8	$31.3	$67.4	$12.1	$209.6
Total assets	$4,960.4	$4,807.8	$1,604.5	$2,581.5	$13,954.2
Goodwill	$3,738.4	$4,029.4	$465.1	$—	$8,232.9

Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers. Total assets as of December 31, 2011, 2010 and 2009 exclude $2.9 million, $21.1 million and $43.4 million, respectively related to discontinued operations. Capital expenditures for the year ended December 31, 2011, 2010 and 2009 exclude $0.0 million, $1.6 million and $2.9 million, respectively related to discontinued operations.

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

International Solution Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 6) and the international operations of Capco. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $401.2 million, $452.9 million and $444.5 million as of December 31, 2011, 2010 and 2009, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

The Company incurred a loss of approximately $13.0 million during the first quarter of 2011 related to unauthorized

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

activities involving one client and twenty-two prepaid card accounts on our Sunrise platform. At that time, the Company identified approximately 7,200 prepaid accounts that may have been at risk and that three individual cardholders' non-public information may have been disclosed as a result of the unauthorized activities. FIS worked with the clients to take appropriate action including blocking and reissuing potentially impacted cards for the affected accounts. We have continued to monitor these accounts. No financial institutions or financial institution customers suffered any financial loss as a result of the attack. See “Business - Government Regulation” for specific steps we intend to take. The loss was recorded in the Corporate and Other Segment.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

(1)
Financial Statement Schedules: All schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements.

(2)
Exhibits: The following is a complete list of exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

4.3
Fourth Supplemental Indenture, dated as of December 19, 2011, among FIS, as issuer, the subsidiaries of FIS listed on the signature page thereto, as guarantors, and the Trustee, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on form 8-K filed on December 19, 2011).

4.4
Registration Rights Agreement dated as of December 19, 2011, among FIS, as issuer, the subsidiaries of FIS listed on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, HSBC Securities (USA) Inc., and J.P. Morgan Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on December 19, 2011).

4.5	Form of certificate representing Fidelity National Information Services, Inc. Common Stock (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 filed on February 6, 2006).
4.6
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Exhibit No.	Description
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Exhibit No.	Description
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

10.61
Form of Restricted Stock Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in April and October 2010 (incorporated by reference to Exhibit 10.61 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.62
Form of Performance Restricted Stock Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in July 2010 (incorporated by reference to Exhibit 10.62 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.63
Form of Performance Restricted Stock Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in July 2010 (incorporated by reference to Exhibit 10.63 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.64
Form of Performance Share Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in July 2010 (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.65
Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in October 2010 (incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.66
Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in April, June, September and October 2010 (incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.67
Form of Restricted Stock Award issued under Amended and Restate Metavante 2007Equity Incentive Plan - Certificate of Award Agreement for grants made in October 2010 (incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K filed February 25, 2011) (1).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Exhibit No.	Description
10.68
Form of Performance Restricted Stock Award issued under the Amended and Restated Metavante 2007 Equity Incentive Plan - Certificate of Award Agreement for grants made in July 2010 (incorporated by reference to Exhibit 10.68 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.69
Form of Performance Share Award Agreement issued under the Amended and Restate Metavante 2007 Equity Incentive Plan - Certificate of Award Agreement for grants made in July 2010(incorporated by reference to Exhibit 10.69 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.70
Form of Stock Option grant issued under Amended and Restated Metavante 2007 Equity Incentive Plan - Certificate of Option Agreement for grants made in October 2010 (incorporated by reference to Exhibit 10.70 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.71	Amendment No. 2 effective January 1, 2012 to Amended and Restated Employment Agreement between Fidelity National Information services, Inc. and Brent B. Bickett (1).
10.72
Second Amendment, Restatement and Joinder Agreement, dated as of December 19, 2011, by and among FIS, each lender party thereto and the Administrative Agent, together with its Schedule and Annex, including the Second Amended and Restated Credit Agreement dated as of January 18, 2007, amended and restated as of June 29, 2010, supplemented by the Joinder Agreement dated as of July 16, 2010, and further amended and restated as of December 19, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed on December 19, 2011).

10.73
Conversion Agreements, each dated as of December 19, 2011, by and among FIS, the respective lenders party thereto, and the Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed on December 19, 2011).

10.74
Extension Agreements, each dated as of December 19, 2011, by and among FIS, the respective lenders party thereto, and the Administrative Agent(incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed on December 19, 2011).

10.75
Commitment Increase and Joinder Agreement, dated as of December 19, 2011, by and among FIS, the respective lenders party thereto, and the Administrative Agent, JPMorgan Chase Bank, N.A., as Swing Line Lender and L/C Issuer, and Bank of America, N.A., as Swing Line Lender (incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed on December 19, 2011).

10.76
Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, effective as of May 29, 2008 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A filed on April 15, 2008) (1).

10.77	Capco New Revenue Incentive Program for Executive Officers (1)
10.78	Form of 2011 Award Agreement for Capco New Revenue Incentive Program for Executive Officers (1).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Exhibit No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1)	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 24, 2012	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2012	By:	/s/ WILLIAM P. FOLEY, II
William P. Foley, II
Chairman of the Board

Date:	February 24, 2012	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
President and Chief Executive Officer;
Director (Principal Executive Officer)

Date:	February 24, 2012	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 24, 2012	By:	/s/ JAMES W. WOODALL
James W. Woodall
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 24, 2012	By:	/s/ THOMAS M. HAGERTY
Thomas M. Hagerty,
Director

Date:	February 24, 2012	By:	/s/ KEITH W. HUGHES
Keith W. Hughes,
Director

Date:	February 24, 2012	By:	/s/ DAVID K. HUNT
David K. Hunt,
Director

Date:	February 24, 2012	By:	/s/ STEPHAN A. JAMES
Stephan A. James,
Director

Date:	February 24, 2012	By:	/s/ RICHARD N. MASSEY
Richard N. Massey,
Director

Date:	February 24, 2012	By:	/s/ JAMES C. NEARY
James C. Neary,
Director