Form 10-Q
period 2012-03-31
Fidelity National Information Services, Inc.
filed 2012-05-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
(904) 438-6000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of April 30, 2012, 294,803,536 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2012
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2
B. Condensed Consolidated Statements of Earnings for the three months ended March 31, 2012 and 2011	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2012 and 2011	4
D. Condensed Consolidated Statement of Equity for the three months ended March 31, 2012	5
E. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risks	28
Item 4. Controls and Procedures	30
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	32
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$481.7	$415.5
Settlement deposits	31.7	43.9
Trade receivables, net of allowance for doubtful accounts of $39.8 and $33.1 as of March 31, 2012 and December 31, 2011, respectively	889.3	858.5
Settlement receivables	87.4	78.1
Other receivables	35.5	40.1
Due from related parties	59.4	56.9
Prepaid expenses and other current assets	127.4	117.1
Deferred income taxes	55.2	72.6
Total current assets	1,767.6	1,682.7
Property and equipment, net	414.4	414.5
Goodwill	8,545.5	8,542.8
Intangible assets, net	1,842.7	1,903.3
Computer software, net	878.0	881.5
Deferred contract costs, net	249.2	246.4
Other noncurrent assets	207.0	177.1
Total assets	$13,904.4	$13,848.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$523.3	$641.5
Due to Brazilian venture partner	37.7	36.5
Settlement payables	140.9	141.2
Current portion of long-term debt	115.7	259.2
Deferred revenues	287.0	276.5
Total current liabilities	1,104.6	1,354.9
Deferred revenues	51.0	55.9
Deferred income taxes	878.2	872.5
Long-term debt, excluding current portion	4,728.4	4,550.6
Due to Brazilian venture partner	50.3	50.6
Other long-term liabilities	324.8	312.6
Total liabilities	7,137.3	7,197.1
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 600 shares authorized, 384.6 shares issued as of March 31, 2012 and December 31, 2011	3.8	3.8
Additional paid in capital	7,202.5	7,224.7
Retained earnings	1,908.7	1,880.4
Accumulated other comprehensive earnings	63.0	36.3
Treasury stock, $0.01 par value, 89.3 and 91.7 shares as of March 31, 2012 and December 31, 2011, respectively, at cost	(2,563.0)	(2,642.2)
Total FIS stockholders’ equity	6,615.0	6,503.0
Noncontrolling interest	152.1	148.2
Total equity	6,767.1	6,651.2
Total liabilities and equity	$13,904.4	$13,848.3
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011
Processing and services revenues (for related party activity, see note 2)	$1,446.9	$1,383.4
Cost of revenues	1,010.3	996.0
Gross profit	436.6	387.4
Selling, general, and administrative expenses (for related party activity, see note 2)	207.1	173.5
Operating income	229.5	213.9
Other income (expense):
Interest expense, net	(59.4)	(68.0)
Other income (expense), net	(20.9)	3.3
Total other income (expense)	(80.3)	(64.7)
Earnings from continuing operations before income taxes	149.2	149.2
Provision for income taxes	50.4	52.3
Earnings from continuing operations, net of tax	98.8	96.9
Earnings (loss) from discontinued operations, net of tax	(8.7)	(3.3)
Net earnings	90.1	93.6
Net (earnings) loss attributable to noncontrolling interest	(3.0)	(0.8)
Net earnings attributable to FIS	$87.1	$92.8
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.33	$0.32
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.03)	(0.01)
Net earnings per share — basic attributable to FIS common stockholders *	$0.30	$0.31
Weighted average shares outstanding — basic	289.7	301.5
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.32	$0.31
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.29	$0.30
Weighted average shares outstanding — diluted	295.4	308.7
Cash dividends paid per share	$0.20	$0.05
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$95.8	$96.1
Earnings (loss) from discontinued operations, net of tax	(8.7)	(3.3)
Net earnings attributable to FIS	$87.1	$92.8
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2012		2011
Net earnings		$90.1		$93.6
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$8.3		$(8.2)
Reclassification adjustment for gains included in net earnings	—		(3.1)
Unrealized gain (loss) on investments and derivatives, net	8.3		(11.3)
Foreign currency translation adjustments	24.4		26.9
Other comprehensive earnings, before tax	32.7		15.6
Provision for income tax expense (benefit) related to items of other comprehensive earnings	3.8		(3.9)
Other comprehensive earnings, net of tax	$28.9	28.9	$19.5	19.5
Comprehensive earnings		119.0		113.1
Less: comprehensive earnings attributable to noncontrolling interest		(5.2)		(3.2)
Comprehensive earnings attributable to FIS		$113.8		$109.9

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Three months ended March 31, 2012
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2011	384.6	(91.7)	$3.8	$7,224.7	$1,880.4	$36.3	$(2,642.2)	$148.2	$6,651.2
Exercise of stock options and stock purchase right	—	6.2	—	(55.5)	—	—	183.9	—	128.4
Treasury shares held for taxes due upon exercise of stock options	—	(0.1)	—	—	—	—	(3.7)	—	(3.7)
Excess income tax benefit from exercise of stock options	—	—	—	7.0	—	—	—	—	7.0
Stock-based compensation	—	—	—	26.3	—	—	—	—	26.3
Cash dividends paid ($0.20 per share per quarter) and other distributions	—	—	—	—	(58.8)	—	—	(1.3)	(60.1)
Purchases of treasury stock	—	(3.7)	—	—	—	—	(101.0)	—	(101.0)
Net earnings	—	—	—	—	87.1	—	—	3.0	90.1
Other comprehensive earnings	—	—	—	—	—	26.7	—	2.2	28.9
Balances, March 31, 2012	384.6	(89.3)	$3.8	$7,202.5	$1,908.7	$63.0	$(2,563.0)	$152.1	$6,767.1
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$90.1	$93.6
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	158.1	154.4
Amortization of debt issue costs	21.4	3.6
Stock-based compensation	26.3	15.4
Deferred income taxes	19.0	21.4
Excess income tax benefit from exercise of stock options	(7.0)	(4.9)
Other operating activities, net	—	(4.5)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(21.1)	—
Settlement activity	2.4	58.3
Prepaid expenses and other assets	(6.1)	(17.6)
Deferred contract costs	(17.9)	(18.2)
Deferred revenue	3.3	1.3
Accounts payable, accrued liabilities, and other liabilities	(64.7)	(42.6)
Net cash provided by operating activities	203.8	260.2

Cash flows from investing activities:
Additions to property and equipment	(24.2)	(20.4)
Additions to computer software	(40.8)	(51.2)
Net proceeds from sale of assets	—	5.9
Acquisitions, net of cash acquired	—	(12.8)
Net cash used in investing activities	(65.0)	(78.5)

Cash flows from financing activities:
Borrowings	4,631.7	2,732.2
Repayment of borrowings	(4,598.5)	(2,912.7)
Debt issuance costs	(44.5)	—
Excess income tax benefit from exercise of stock options	7.0	4.9
Proceeds from exercise of stock options, net of tax withholding	124.7	51.5
Treasury stock purchases	(136.0)	—
Dividends paid	(58.8)	(15.2)
Other financing activities, net	(1.4)	(0.8)
Net cash used in financing activities	(75.8)	(140.1)
Effect of foreign currency exchange rate changes on cash	3.2	4.5
Net increase (decrease) in cash and cash equivalents	66.2	46.1
Cash and cash equivalents, beginning of period	415.5	338.0
Cash and cash equivalents, end of period	$481.7	$384.1

Supplemental cash flow information:
Cash paid for interest	$82.1	$88.2
Cash paid for income taxes	$19.5	$12.6
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

(1) Basis of Presentation
The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2011 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2012.
We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 11).

(2) Related Party Transactions
We are party to certain related party agreements described below.
Revenues and Expenses
A detail of related party items included in revenues for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	Three months ended March 31,
	2012	2011
Banco Bradesco Brazilian Venture revenue	$75.4	$66.5
Banco Bradesco item processing revenue	0.1	1.2
FNF data processing services revenue	12.0	11.7
Ceridian data processing and services revenue	18.7	13.9
Total related party revenues	$106.2	$93.3

A detail of related party items included in selling, general and administrative expenses (net of expense reimbursements) for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	Three months ended March 31,
	2012	2011
Administrative corporate support and other services with FNF	$1.1	$1.1
Employee benefits services with Ceridian	0.2	0.1
Total related party expenses	$1.3	$1.2

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Brazilian Venture

The Company operates a venture ("Brazilian Venture") with Banco Bradesco S.A. (“Banco Bradesco”) in which we own a 51% controlling interest, to provide comprehensive, fully outsourced card processing services to Brazilian card issuers, including Banco Bradesco. The Brazilian Venture currently processes approximately 50.0 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios.

FNF

We provide data processing services to Fidelity National Financial, Inc. ("FNF"), our former parent, consisting primarily of infrastructure support and data center management. The Vice Chairman of the Board of Directors of FIS is currently the Chairman of the Board of Directors of FNF. Our agreement with FNF runs through September 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). We also incur expenses for amounts paid by us to FNF to lease certain real estate and under cost-sharing agreements to use certain corporate aircraft.

Ceridian

We provide data processing services to Ceridian Corporation (“Ceridian”) and Ceridian provides us with outsourced employee benefits services. FNF holds an approximate 33% equity interest in Ceridian.

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

(3) Unaudited Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three months ended March 31, 2012 and 2011 are computed using the treasury stock method.
The following table summarizes the earnings per share attributable to FIS common stockholders for the three months ended March 31, 2012 and 2011 (in millions, except per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31,
	2012	2011
Earnings from continuing operations attributable to FIS, net of tax	$95.8	$96.1
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(8.7)	(3.3)
Net earnings attributable to FIS	$87.1	$92.8
Weighted average shares outstanding — basic	289.7	301.5
Plus: Common stock equivalent shares	5.7	7.2
Weighted average shares outstanding — diluted	295.4	308.7
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.33	$0.32
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.03)	(0.01)
Net earnings per share — basic attributable to FIS common stockholders *	$0.30	$0.31
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.32	$0.31
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.29	$0.30

* amounts may not sum due to rounding.
Options to purchase approximately 4.1 million and 5.0 million shares of our common stock for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations

      Brazil Item Processing and Remittance Services Operations

As previously disclosed, during the third quarter 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). There were no revenues for the 2012 period and revenues of $9.6 million for the 2011 first quarter. Participacoes had losses before taxes of $13.0 million and $4.8 million during the three months ended March 31, 2012 and 2011, respectively. The operating results of Participacoes are recorded as discontinued operations in the Condensed Consolidated Statements of Earnings (Unaudited). Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the three months ended March 31, 2012 and 2011 included charges of $11.6 million and $10.1 million, respectively, to increase our accrual for potential labor claims. Former employees have up to two years from the date of termination to file labor claims. Consequently, we expect to have continued exposure to such claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for labor claims is $37.6 million as of March 31, 2012. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

(5) Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2012 and December 31, 2011 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2012			December 31, 2011
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$912.8	$498.4	$414.4	$882.7	$468.2	$414.5
Intangible assets	$3,061.1	$1,218.4	$1,842.7	$3,053.4	$1,150.1	$1,903.3
Computer software	$1,537.5	$659.5	$878.0	$1,517.0	$635.5	$881.5

The Company entered into capital lease obligations of $1.5 million and $31.4 million during the three months ended March 31, 2012 and year ended December 31, 2011, respectively for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet as of March 31, 2012. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows.

(6) Long-Term Debt
Long-term debt as of March 31, 2012 and December 31, 2011 consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Term Loan A-2, secured (1)	250.0	2,088.6
Term Loan A-3, secured, quarterly principal amortization (2)	2,100.0	—
New Term Loan B, secured (3)	200.0	1,250.0
Senior Notes due 2017, unsecured, interest payable semi-annually at 7.625%	750.0	750.0
Senior Notes due 2020, unsecured, interest payable semi-annually at 7.875%	500.0	500.0
Senior Notes due 2022, unsecured, interest payable semi-annually at 5.000%	700.0	—
Revolving Loan, secured (4)	299.7	175.0
Other	44.4	46.2
	4,844.1	4,809.8
Current portion	(115.7)	(259.2)
Long-term debt, excluding current portion	$4,728.4	$4,550.6
__________________________________________

(1)
Interest on the Term Loan A-2 is generally payable at LIBOR plus an applicable margin of up to 2.50% based upon the Company's leverage ratio, as defined in the FIS Credit Agreement. As of March 31, 2012, the weighted average interest rate on the Term Loan A-2 was 2.49%.

(2)
Interest on the Term Loan A-3 is generally payable at LIBOR plus an applicable margin of up to 2.25% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of March 31, 2012, the weighted average interest rate on the Term Loan A-2 was 2.24%.

(3)
Interest on the New Term Loan B is generally payable at LIBOR plus an applicable margin of 3.25%, subject to a LIBOR floor of 1.00%. As of March 31, 2012, the interest rate on the New Term Loan B was 4.25%.

(4)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.25% plus an unused commitment fee of up to 0.35%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of March 31, 2012, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 2.00%.

On March 30, 2012, FIS amended and restated its syndicated credit agreement (the “FIS Credit Agreement”). The FIS Credit Agreement, as of March 31, 2012, provides total committed capital of $3,700.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $1,150.0 million maturing on March 30, 2017 ( the “Revolving Loan”); and (2) an aggregate of $2,550.0 million of term loans consisting of $250.0 million maturing on July 18, 2014 (the “Term Loan A-2”), $200.0 million maturing on July 18, 2016 (the "New Term Loan B") and $2,100.0 million maturing on March 30, 2017 (the "Term Loan A-3" and together with the Term Loan A-2 and the New Term Loan B, the "Term Loans"). As of March 31, 2012, the outstanding principal balance of the Revolving Loan was $299.7 million, with $849.5 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

The obligations under the FIS Credit Agreement are guaranteed by substantially all of the domestic subsidiaries of FIS and are secured by a pledge of the equity interests issued by substantially all of the domestic subsidiaries of FIS and a pledge of 65% of the equity interests issued by certain foreign subsidiaries of FIS.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 19, 2011, FIS entered into a supplemental indenture whereby FIS issued an additional $150.0 million of our 7.625% Senior Notes due July 16, 2017 (the "Additional 2017 Notes") that have the same terms as the existing Senior Notes due in 2017 (the "2017 Notes").

On March 19, 2012, FIS completed an offering of $700.0 million aggregate principal amount of 5.000% Senior Notes due 2022 (the “2022 Notes” and together with the 2017 Notes, the Additional 2017 Notes and the Senior Notes due in 2020 (the "2020 Notes"), the “Notes”). FIS issued the 2022 Notes under an indenture dated as of March 19, 2012 among FIS, FIS' domestic subsidiaries that guaranteed its amended credit facility (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee.

The Additional 2017 Notes and the 2022 Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The Additional 2017 Notes and the 2022 Notes have not been registered under the Securities Act and may not be offered or sold without registration unless pursuant to an exemption from or in a transaction not subject to the registration requirements of the Securities Act and all applicable state laws.

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

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes' indentures as of March 31, 2012 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan	Term Loan	New Term	2017	2020	2022
	A-2	A-3	Loan B	Notes	Notes	Notes	Total
2012	$—	$78.8	$—	$—	$—	$—	$78.8
2013	—	144.4	—	—	—	—	144.4
2014	250.0	196.9	—	—	—	—	446.9
2015	—	288.8	—	—	—	—	288.8
2016	—	393.8	200.0	—	—	—	593.8
Thereafter	—	997.3	—	750.0	500.0	700.0	2,947.3
Total	$250.0	$2,100.0	$200.0	$750.0	$500.0	$700.0	$4,500.0

Our New Term Loan B and Notes are held by a number of institutional investors. As of March 31, 2012, $2.1 million of New Term Loan B and $41.8 million of Notes were held by FNF.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 66% of our Revolving Loan. The failure of any single lender to perform their obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of March 31, 2012, would be approximately $80.6 million.

In connection with the March 2012 refinancing and bond offering, we wrote off certain previously capitalized debt issuance costs and transaction expenses totaling $18.4 million and capitalized $29.3 million of other costs. Debt issuance costs of $60.3 million, net of accumulated amortization, remain capitalized as of March 31, 2012, related to all of the above credit facilities.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the Company’s long-term debt is estimated to be approximately $104.5 million higher than the carrying value as of March 31, 2012. This estimate is based on quoted prices of our Notes and trades of our other debt in close proximity to March 31, 2012, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of March 31, 2012, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term Loans and Revolving Loan from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
November 1, 2010	November 1, 2012	150.0	1 Month LIBOR (1)	0.50%	(2)
February 1, 2011	February 1, 2013	200.0	1 Month LIBOR (1)	0.62%	(2)
May 3, 2011	May 1, 2013	400.0	1 Month LIBOR (1)	0.73%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
		$1,350.0
___________________________________

(1)	0.24% in effect as of March 31, 2012.

(2)	Does not include the applicable margin and facility fees paid to lenders on the Term Loans and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	March 31, 2012		December 31, 2011
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$0.9	Accounts payable and accrued liabilities	$3.4
Interest rate swap contracts	Other long-term liabilities	5.5	Other long-term liabilities	4.0
Total derivatives designated as hedging instruments		$6.4		$7.4

In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to accumulated other comprehensive earnings ("AOCE") within the Condensed Consolidated Statements of Equity and Comprehensive Earnings as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term Loans and Revolving Loan.

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings and recognized in AOCE for the years ended March 31, 2012 and 2011 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Amount of loss recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	March 31,		reclassified from	March 31,
relationships	2012	2011	AOCE into income	2012	2011
Interest rate swap contracts	$(1.8)	$(0.7)	Interest expense	$(2.5)	$(6.5)

Approximately $2.7 million of the balance in AOCE as of March 31, 2012 is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2012, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(7) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its guarantor and non-guarantor subsidiaries: (a) the Condensed Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011; (b) the Condensed Consolidating Statements of Earnings and Comprehensive Earnings for the three months ended March 31, 2012 and 2011; and (c) the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 and 2011.

	March 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$12.7	$173.8	$295.2	$—	$481.7
Settlement deposits	—	31.5	0.2	—	31.7
Trade receivables, net	—	696.3	193.0	—	889.3
Investment in subsidiaries, intercompany and receivables from related parties	9,639.6	8,361.4	1,061.0	(19,002.6)	59.4
Other current assets	8.7	230.5	66.3	—	305.5
Total current assets	9,661.0	9,493.5	1,615.7	(19,002.6)	1,767.6
Property and equipment, net	1.6	344.3	68.5	—	414.4
Goodwill	—	7,401.1	1,144.4	—	8,545.5
Intangible assets, net	—	1,413.7	429.0	—	1,842.7
Computer software, net	32.8	669.3	175.9	—	878.0
Other noncurrent assets	97.3	241.3	117.6	—	456.2
Total assets	$9,792.7	$19,563.2	$3,551.1	$(19,002.6)	$13,904.4
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$80.2	$186.5	$256.6	$—	$523.3
Settlement payables	—	132.2	8.7	—	140.9
Current portion of long-term debt	105.0	10.4	0.3	—	115.7
Deferred revenues	5.7	203.7	77.6	—	287.0
Other current liabilites	—	—	37.7	—	37.7
Total current liabilities	190.9	532.8	380.9	—	1,104.6
Deferred income taxes	—	878.4	(0.2)	—	878.2
Long-term debt, excluding current portion	4,716.5	11.8	0.1	—	4,728.4
Other long-term liabilities	18.3	109.6	298.2	—	426.1
Total liabilities	4,925.7	1,532.6	679.0	—	7,137.3
Total equity	4,867.0	18,030.6	2,872.1	(19,002.6)	6,767.1
Total liabilities and equity	$9,792.7	$19,563.2	$3,551.1	$(19,002.6)	$13,904.4

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$19.4	$163.3	$232.8	$—	$415.5
Settlement deposits	—	43.9	—	—	43.9
Trade receivables, net	—	689.5	169.0	—	858.5
Investment in subsidiaries, intercompany and receivables from related parties	9,564.7	8,133.7	1,089.0	(18,730.5)	56.9
Other current assets	11.9	231.7	64.3	—	307.9
Total current assets	9,596.0	9,262.1	1,555.1	(18,730.5)	1,682.7
Property and equipment, net	1.4	347.7	65.4	—	414.5
Goodwill	—	7,398.5	1,144.3	—	8,542.8
Intangible assets, net	—	1,471.2	432.1	—	1,903.3
Computer software, net	32.7	673.9	174.9	—	881.5
Other noncurrent assets	77.6	230.5	115.4	—	423.5
Total assets	$9,707.7	$19,383.9	$3,487.2	$(18,730.5)	$13,848.3
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$152.0	$256.9	$232.6	$—	$641.5
Settlement payables	—	136.0	5.2	—	141.2
Current portion of long-term debt	248.4	10.5	0.3	—	259.2
Deferred revenues	—	205.8	70.7	—	276.5
Other current liabilites	—	—	36.5	—	36.5
Total current liabilities	400.4	609.2	345.3	—	1,354.9
Deferred income taxes	—	871.4	1.1	—	872.5
Long-term debt, excluding current portion	4,537.3	13.2	0.1	—	4,550.6
Other long-term liabilities	19.0	111.6	288.5	—	419.1
Total liabilities	4,956.7	1,605.4	635.0	—	7,197.1
Total equity	4,751.0	17,778.5	2,852.2	(18,730.5)	6,651.2
Total liabilities and equity	$9,707.7	$19,383.9	$3,487.2	$(18,730.5)	$13,848.3

	Three months ended March 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,154.0	$292.9	$—	$1,446.9
Operating expenses	64.5	893.4	259.5	—	1,217.4
Operating income	(64.5)	260.6	33.4	—	229.5
Other income (expense):
Interest expense, net	(58.1)	(0.1)	(1.2)	—	(59.4)
Other income (expense)	(16.4)	(3.8)	(0.7)	—	(20.9)
Net earnings (loss) of equity affiliates	191.4	—	—	(191.4)	—
Total other income (expense)	116.9	(3.9)	(1.9)	(191.4)	(80.3)
Earnings (loss) from continuing operations before income taxes	52.4	256.7	31.5	(191.4)	149.2
Provision for income taxes	(46.4)	85.7	11.1	—	50.4
Net earnings (loss) from continuing operations	98.8	171.0	20.4	(191.4)	98.8
Earnings (loss) from discontinued operations, net of tax	(8.7)	—	(8.7)	8.7	(8.7)
Net earnings (loss)	90.1	171.0	11.7	(182.7)	90.1
Net (earnings) loss attributable to noncontrolling interest	(3.0)	0.3	(3.3)	3.0	(3.0)
Net earnings (loss) attributable to FIS common stockholders	$87.1	$171.3	$8.4	$(179.7)	$87.1
Comprehensive earnings (loss) attributable to FIS	$113.8	$172.4	$35.3	$(207.7)	$113.8

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,083.5	$299.9	$—	$1,383.4
Operating expenses	45.3	836.7	287.5	—	1,169.5
Operating income	(45.3)	246.8	12.4	—	213.9
Other income (expense):
Interest expense, net	(64.7)	—	(3.3)	—	(68.0)
Other income (expense)	(0.8)	(0.9)	5.0	—	3.3
Net earnings (loss) of equity affiliates	165.6	—	—	(165.6)	—
Total other income (expense)	100.1	(0.9)	1.7	(165.6)	(64.7)
Earnings (loss) from continuing operations before income taxes	54.8	245.9	14.1	(165.6)	149.2
Provision for income taxes	(42.1)	90.2	4.2	—	52.3
Net earnings (loss) from continuing operations	96.9	155.7	9.9	(165.6)	96.9
Earnings (loss) from discontinued operations, net of tax	(3.3)	—	(3.3)	3.3	(3.3)
Net earnings (loss)	93.6	155.7	6.6	(162.3)	93.6
Net (earnings) loss attributable to noncontrolling interest	(0.8)	0.1	(0.9)	0.8	(0.8)
Net earnings (loss) attributable to FIS common stockholders	$92.8	$155.8	$5.7	$(161.5)	$92.8
Comprehensive earnings (loss) attributable to FIS	$109.9	$154.9	$16.6	$(171.5)	$109.9

	Three months ended March 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(68.7)	$218.4	$45.4	$8.7	$203.8
Cash flows from investing activities	(2.1)	(54.5)	(8.4)	—	(65.0)
Cash flows from financing activities	64.1	(153.4)	22.2	(8.7)	(75.8)
Effect of foreign currency exchange rates on cash	—	—	3.2	—	3.2
Net increase (decrease) in cash	$(6.7)	$10.5	$62.4	$—	$66.2

	Three months ended March 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(124.6)	$323.8	$51.2	$9.8	$260.2
Cash flows from investing activities	(1.5)	(52.9)	(24.1)	—	(78.5)
Cash flows from financing activities	134.7	(269.9)	4.9	(9.8)	(140.1)
Effect of foreign currency exchange rates on cash	—	—	4.5	—	4.5
Net increase (decrease) in cash	$8.6	$1.0	$36.5	$—	$46.1

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

     Searcy, Gladys v. eFunds Corporation

     This is a nationwide putative class action that was filed against our subsidiary eFunds and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification, which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion; however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs and other matters has been completed. In the first quarter of 2012, plaintiffs filed a renewed motion for class certification. Class certification briefing is ongoing. An estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.
This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. On March 13, 2012, the Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. On April 6, 2012, Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Due to the early stage of this matter, an estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.
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

(9) Share Repurchase Program

On February 7, 2012, our Board of Directors approved a plan authorizing repurchases of up to $1.0 billion of our outstanding common stock in the open market, at prevailing market prices or in privately negotiated transactions, through December 31, 2015. In January 2012, we repurchased 3.7 million shares of our common stock for $101.0 million at an average price of $27.32 under a previous authorization. The previous authorization was replaced by the February 7, 2012 plan, under which $1.0 billion remained available to repurchase as of March 31, 2012.

(10) Stock Purchase Right
As of the Metavante acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus' initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $0.01 per share (“Net Settlement Feature”). During the year ended December 31, 2011, 0.2 million shares were issued relative to fourth quarter 2010 and first, second and third quarter 2011 activity. During the three months ended March 31, 2012, 0.1 million shares were issued to Warburg Pincus relative to 2011 fourth quarter activity. Warburg Pincus paid a nominal amount for these shares under the Net Settlement Feature of the agreement. As of March 31, 2012, approximately 2.4 million employee stock options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase, at most, an additional 0.8 million shares.

(11) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended March 31, 2012 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$538.9	$630.6	$276.8	$0.6	$1,446.9
Operating expenses	370.6	404.5	243.8	198.5	1,217.4
Operating income	$168.3	$226.1	$33.0	$(197.9)	229.5
Other income (expense) unallocated					(80.3)
Income from continuing operations					$149.2
Depreciation and amortization	$40.7	$23.3	$18.4	$75.7	$158.1
Capital expenditures (1)	$40.3	$11.3	$10.7	$4.2	$66.5
Total assets	$5,217.9	$4,903.0	$1,890.2	$1,889.4	$13,900.5
Goodwill	$3,908.5	$4,038.2	$598.8	$—	$8,545.5

(1)	Includes capital leases of $1.5 million for certain computer hardware and software.

As of and for the three months ended March 31, 2011 (in millions):

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

Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers. Total assets as of March 31, 2012, exclude $3.9 million related to discontinued operations.

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

International Solution Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 2) and the international operations of Capco. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $400.0 million and $471.2 million as of March 31, 2012 and 2011, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

The Company recorded compensation charges of $18.5 million in the first quarter of 2012 for the accelerated vesting of certain stock option and restricted stock grants pursuant to the changes in roles of William P. Foley, II, Vice Chairman, and Brent B. Bickett, Executive Vice President of Corporate Finance, and for a non-compete and change in role cash payment to Mr. Foley. These charges are included in selling, general and administrative expenses in the Corporate and Other segment.

The Company incurred a loss of approximately $13.0 million during the first quarter of 2011 related to unauthorized

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

activities on our Sunrise card-processing platform, as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The loss was recorded in the Corporate and Other segment.

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
Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include without limitation: general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes and conditions in either or both the United States and international lending, capital and financial markets; the effect of legislative initiatives or proposals, statutory changes, governmental or other applicable regulations and/or changes in industry requirements, including privacy regulations; the adequacy of our cash flow and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level; the effects of our substantial leverage which may limit the funds available to make acquisitions and invest in our business, pay dividends and repurchase shares; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in or new laws or regulations affecting the banking, retail and financial services industries or due to financial failures or other setbacks suffered by firms in those industries; changes in the growth rates of the markets for core processing, card issuer, and transaction processing services; failures to adapt our services and products to changes in technology or in the marketplace; internal or external security breaches of our systems, including those relating to the theft of personal information and computer viruses affecting our software or platforms, and the reactions of customers, card associations, government banking regulators and others to any such events; the failure to achieve some or all of the benefits that we expect from acquisitions; our potential inability to find suitable acquisition candidates or finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price, or difficulties in integrating past and future acquired technology or business' operations, services, clients and personnel; competitive pressures on product pricing and services including the ability to attract new, or retain existing, customers; an operational or natural disaster at one of our major operations centers; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, this Form 10-Q and our other filings with the Securities and Exchange Commission.
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

 Overview

FIS is a leading global provider dedicated to banking and payments technologies. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs approximately 33,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. FIS tops the 2011 annual FinTech 100 list, and is a member of the Fortune 500 U.S. and of the Standard and Poor’s (S&P) 500® Index. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

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

We acquired Capco in December 2010 to broaden our capabilities to provide strategic and business transformation consulting.  While Capco has generated increased revenues,  the lower profit margin realized for professional services as compared to our other solutions has resulted in profit margin compression. The addition of Capco has also reduced the relative proportion of our recurring revenue stream.

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

We compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to utilize our services under an outsourced arrangement or to process in-house under a software license and maintenance agreement. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of year-to-year economic changes on our results of operations. One of the current trends in the financial services industry from which we are benefiting is the migration by our clients to an outsourced model to improve their profitability.

While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We anticipate consolidation within the banking industry to continue, including additional bank failures and increased merger and acquisition activity. As a whole, consolidation activity is detrimental to our business. Consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or we are not the merging parties' provider of core or payment processing, or if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection and will require this and other federal agencies to implement many new regulations. Regulations under the Durbin Amendment, released by the Federal Reserve in June 2011, mandate a cap on debit transaction interchange fees for card issuers with assets greater than $10.0 billion.  This legislated interchange fee cap has the potential to alter the type and/or volume of card-based transactions that we process on behalf of our customers. We believe we are competitively positioned to offset or take advantage of any potential shifts in payment transaction volume as we offer multiple payment solutions and options to our clients.  We also believe that compliance with the network exclusivity provisions of the Durbin Amendment, which require all debit card issuers to have at least two unaffiliated networks for purposes of processing signature debit and PIN debit transactions, could positively or negatively impact transaction volumes in our NYCE PIN debit network. These new regulations could result in the need for us to make capital investments to modify our products and services to facilitate our existing customers and potential customers' compliance. Further, the requirements of the new regulations and the timing of their effective dates could result in changes in our customers' business practices that may alter their delivery of services to consumers and the timing of their investment decisions, which could change the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across most major regions during the three months ended March 31, 2012, including Europe. The majority of our European revenue is generated by clients in Germany, France and the United Kingdom. Those countries encountering the most significant economic challenges, including Spain, Italy, Greece, Ireland and Portugal, account for less than 2% of our international revenue base.

As previously disclosed in the first quarter of last year, FIS experienced a security breach against one of our customers on our Sunrise platform. None of our clients suffered a financial loss related to the breach. We took immediate steps to notify the affected clients and remediate the problem, and also hired two third-party firms to conduct an independent review of our information security processes and infrastructure. FIS Executive Management and Board of Directors have been actively engaged in the Company's information security, risk management and internal audit functions before, during and after the Sunrise event, and fully support the Company's actions in these areas.

Based on the nature of our business, we are periodically reviewed by the regulatory agencies that govern financial institutions. Following completion of an interim review in late 2011, the regulators issued a confidential exam report to FIS in February 2012 related to FIS' information security, risk management and internal audit. FIS responded to this report and described the actions that it has taken and will take to address these enhancements. The regulatory agencies distributed a letter to our clients in March 2012 describing its requested FIS enhancements, along with acknowledging FIS' commitment to expeditiously address these requests. We are continuing to work closely with our customers to respond to their questions and update them on the substantial progress that we have made to date in completing these enhancements. We did not see any significant impact from this report on our first quarter results. We will continue to monitor the potential impact, if any, on future periods.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Transactions with Related Parties
See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-month periods ended March 31, 2012 and 2011

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2012	2011
Processing and services revenues	$1,446.9	$1,383.4
Cost of revenues	1,010.3	996.0
Gross profit	436.6	387.4
Selling, general, and administrative expenses	207.1	173.5
Operating income	229.5	213.9
Other income (expense):
Interest expense, net	(59.4)	(68.0)
Other income (expense), net	(20.9)	3.3
Total other income (expense)	(80.3)	(64.7)
Earnings from continuing operations before income taxes	149.2	149.2
Provision for income taxes	50.4	52.3
Earnings from continuing operations, net of tax	98.8	96.9
Earnings (loss) from discontinued operations, net of tax	(8.7)	(3.3)
Net earnings	90.1	93.6
Net (earnings) loss attributable to noncontrolling interest	(3.0)	(0.8)
Net earnings attributable to FIS	$87.1	$92.8
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.33	$0.32
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	(0.03)	(0.01)
Net earnings per share — basic attributable to FIS common stockholders	$0.30	$0.31
Weighted average shares outstanding — basic	289.7	301.5
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.32	$0.31
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders	$0.29	$0.30
Weighted average shares outstanding — diluted	295.4	308.7
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$95.8	$96.1
Earnings (loss) from discontinued operations, net of tax	(8.7)	(3.3)
Net earnings attributable to FIS	$87.1	$92.8
 Processing and Services Revenues
Processing and services revenues totaled $1,446.9 million and $1,383.4 million during the three-month periods ended March 31, 2012 and 2011, respectively. The increase in revenue of $63.5 million or 4.6% during the three-month period ended March 31, 2012 as compared to the 2011 period is attributable to increased processing volumes, transaction growth and demand for professional services. Total revenue growth in these areas was partially offset by lower item processing and retail check activity and a $10.4 million unfavorable foreign currency impact resulting from a stronger U.S. Dollar during the 2012 period.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,010.3 million and $996.0 million resulting in gross profit of $436.6 million and $387.4 million during the three-month periods ended March 31, 2012 and 2011, respectively. Gross profit as a percentage of revenues (“gross margin”) was 30.2% and 28.0% for the three-month periods ended March 31, 2012 and 2011, respectively. The increases in cost of revenues of $14.3 million during the three-month period ended March 31, 2012 as compared to the 2011 period is primarily attributable to the revenue variances addressed above. The increase in gross margin during the three-month period ended March 31, 2012 as compared to 2011 is due to revenue growth in higher-margin businesses and cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $207.1 million and $173.5 million during the three-month periods ended March 31, 2012 and 2011, respectively. The increase of $33.6 million during the three-month period ended March 31, 2012 as compared to 2011 was primarily due to increased compensation costs, including stock compensation, and employee medical and other benefits, increased legal costs and costs to enhance operational support functions. The 2012 period includes compensation charges of $18.5 million for accelerated vesting of certain stock option and restricted stock grants pursuant to changes in roles of William P. Foley II, Vice Chairman of the Board of Directors of FIS and Brent B. Bickett, Executive Vice President of Corporate Finance and for a non-compete and change in role cash payment to Mr. Foley. The 2011 three-month period included a $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform.
Operating Income
Operating income totaled $229.5 million and $213.9 million during the three-month periods ended March 31, 2012 and 2011, respectively. Operating income as a percentage of revenue (“operating margin”) was 15.9% and 15.5% during the three-month periods ended March 31, 2012 and 2011, respectively. The increases in operating income and margins for the 2012 period as compared to the 2011 period were driven by the revenue and cost variances addressed above.
Total Other Income (Expense)
Total other income (expense) was $(80.3) million and $(64.7) million during the three-month periods ended March 31, 2012 and 2011, respectively. The primary component of total other income (expense) is interest expense. Interest expense for the three-month periods ended March 31, 2012 decreased $8.6 million as compared to the 2011 period primarily due to lower borrowing costs combined with a reduction in total debt outstanding. Apart from interest expense, the 2012 period includes $12.7 million of debt refinance transaction costs and a $5.7 million write-off of certain previously capitalized debt issuance costs.
Provision for Income Taxes
Income tax expense from continuing operations totaled $50.4 million and $52.3 million resulting in effective tax rates from continuing operations of 34% and 35% for the three-month periods ended March 31, 2012 and 2011, respectively. The net decrease in the overall effective tax rate is primarily related to a larger proportion of foreign-source pre-tax income versus domestic income during the 2012 period and to state income tax planning.
Earnings (Loss) from Discontinued Operations
During the 2012 and 2011 periods, certain operations are classified as discontinued. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Condensed Consolidated Statements of Earnings (Unaudited). During the third quarter of 2010, we determined that we will pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). See Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

Participacoes had operating expenses of $13.0 million and $14.4 million for the three-month periods ended March 31, 2012 and 2011, respectively. There were no revenues for the 2012 period and revenues of $9.6 million for the 2011 first quarter. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. The three-month periods ended March 31, 2012 and 2011 include charges of $11.6 million and $10.1 million, respectively, to increase our accrual for potential labor claims related to the shut-down activities. Former employees have up to two years from the date of termination to file labor claims. Consequently, we expect to have continued exposure to labor claims, which were not transferred with other assets and liabilities in the disposal. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $95.8 million and $96.1 million for the three-month periods ended March 31, 2012 and 2011, respectively, or $0.32 and $0.31 per diluted share, respectively, due to the factors described above.

Segment Results of Operations (Unaudited)
Financial Solutions Group
(in millions)

	Three months ended March 31,
	2012	2011
Processing and services revenues	$538.9	$503.7
Operating income	$168.3	$156.2
Revenues for FSG totaled $538.9 million and $503.7 million during the three-month periods ended March 31, 2012 and 2011, respectively. The overall segment increase of $35.2 million, or 7.0%, during the three-month period ended March 31, 2012 as compared to the 2011 period was driven by increased processing revenues and growth in professional services, back office processing and outsourced IT revenues. Increased processing revenue is being driven by demand for risk, fraud and compliance products as well as continued adoption of eBanking and mobile banking products. Core processing account volume growth has also contributed to the overall increase in processing revenue; this growth is from existing customers and newly converted competitive wins. Services revenue continues to grow in core banking systems, eBanking and mobile banking.
Operating income for FSG totaled $168.3 million and $156.2 million and operating margin was approximately 31.2% and 31.0% during the three-month periods ended March 31, 2012 and 2011, respectively. The increase in operating income during the 2012 three-month period as compared to the 2011 period primarily resulted from the revenue variances discussed above.

Payment Solutions Group
(in millions)

	Three months ended March 31,
	2012	2011
Processing and services revenues	$630.6	$614.5
Operating income	$226.1	$196.0

Revenues for PSG were $630.6 million compared to $614.5 million during the three-month periods ended March 31, 2012 and 2011, respectively. The three-month period ended March 31, 2012 included growth in electronic payment services, offset by lower item processing and retail check activity.

Operating income for PSG was $226.1 million compared to $196.0 million and operating margins were approximately 35.9% and 31.9% during the three-month periods ended March 31, 2012 and 2011, respectively. The increases in operating income during the 2012 three-month period as compared to the 2011 period primarily resulted from the growth in electronic payment services and the increase in operating margin was the result of cost management initiatives.

International Solutions Group
(in millions)

	Three months ended March 31,
	2012	2011
Processing and services revenues	$276.8	$268.1
Operating income (loss)	$33.0	$30.5

Revenues for ISG totaled $276.8 million and $268.1 million during the three-month periods ended March 31, 2012 and 2011, respectively. The overall segment increases of $8.7 million during the three-month period ended March 31, 2012 as compared to the 2011 period resulted primarily from increased credit card volumes in Brazil and growth from Capco and other European business units. Growth for the three-month period ended March 31, 2012 was diluted by a $10.4 million unfavorable foreign currency impact resulting from a stronger U.S. Dollar during the 2012 period. Brazilian card volumes continue to grow, which translates into additional processing revenues and also incremental call center and back-office revenues to support the increased cardholder volumes. Europe showed growth particularly in prepaid card processing and payment solutions businesses.

Operating income for ISG totaled $33.0 million and $30.5 million and operating margins were approximately 11.9% and 11.4% during the three-month periods ended March 31, 2012 and 2011, respectively. The increases in operating income in 2012 as compared to 2011 primarily resulted from the revenue growth noted above, as well as the benefit of increasing scale in Brazil and its higher-margin services. Operating income and margins were somewhat depressed by a $1.8 million foreign currency impact.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $197.9 million and $168.8 million during the three-month periods ended March 31, 2012 and 2011, respectively. The overall Corporate and Other increase of $29.1 million during the three-month period ended March 31, 2012 as compared to 2011 was primarily due to increased compensation costs, including stock compensation, and employee medical and other benefits, increased legal costs and costs to enhance operational support functions. The 2012 period includes compensation charges of $18.5 million for accelerated vesting of certain stock option and restricted stock grants pursuant to changes in the roles of William P. Foley II, Vice Chairman of the Board of Directors of FIS, and Brent B. Bickett, Executive Vice President of Corporate Finance, and for a non-compete and change in role cash payment to Mr. Foley. The 2011 three-month period included a $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform noted under Selling, General and Administrative Expenses in the Consolidated Results of Operations section above.

Liquidity and Capital Resources
Cash Requirements

Our cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital, timing differences in settlement-related assets and liabilities, and may include discretionary debt service, share repurchases, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings. In 2012, our cash requirements also include payments of approximately $28.0 million to our Brazilian venture partner. Also, our continuing cash requirements will include payments for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 4 in the Notes to Condensed Consolidated Financial Statements (Unaudited).
As of March 31, 2012, we had cash and cash equivalents of $481.7 million and debt of $4,844.1 million, including the current portion. Of the $481.7 million cash and cash equivalents, approximately $309.9 million is held by our foreign entities. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
We have historically paid a $0.05 per common share dividend on a quarterly basis. We expect to continue to pay quarterly dividends and increased the amount to $0.20 per share per quarter beginning in 2012. The declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.20 per common share was paid on March 30, 2012 to shareholders of record as of the close of business on March 16, 2012.
Cash Flows from Operations
Cash flows from operations were $203.8 million and $260.2 million during the three-month periods ended March 31, 2012 and 2011, respectively. Cash flows from operations decreased $56.4 million in 2012 primarily due to final reset payments of $42.4 million made in February 2012 for an interest rate swap, plus merchant and card transaction settlement activity and the timing of payments on trade receivables, accounts payable and other accrued liabilities.

Capital Expenditures
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $65.0 million and $71.6 million in capital expenditures during the three-month periods ended March 31, 2012 and 2011, respectively. We expect to invest approximately 5-6% of 2012 revenue in capital expenditures, including incremental capital expenditures for information security initiatives to meet the increasing security risks associated with cyber-attacks and external threats.  These investments  are expected to:  a) reduce operational cybersecurity risk for the company, its clients and their customers; b) increase the likelihood that any future intrusion attempts will be detected and remediated in a timely manner; and c) limit the likelihood of significant damages from future cybersecurity events.
Financing

On March 30, 2012, FIS amended and restated its syndicated credit agreement (the “FIS Credit Agreement”). The FIS Credit Agreement, as of March 31, 2012, provides total committed capital of $3,700.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $1,150.0 million maturing on March 30, 2017 ( the “Revolving Loan”); and (2) an aggregate of $2,550.0 million of term notes consisting of $250.0 million maturing on July 18, 2014 (the “Term Loan A-2”), $200.0 million maturing on July 18, 2016 (the "New Term Loan B") and $2,100.0 million maturing on March 30, 2017 (the "Term Loan A-3" and together with the Term Loan A-2 and the New Term Loan B, the "Term Loans"). As of March 31, 2012, the outstanding principal balance of the Revolving Loan was $299.7 million, with $849.5 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

FIS may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the applicable maturity date. FIS must make quarterly principal payments under the Term Loan A-3 of varying amounts, with the remaining principal balance payable on March 30, 2017. As of March 31, 2012, FIS had made principal prepayments under the Term Loan A-2 and the New Term Loan B such that no further mandatory payments exist on these term loans until their respective maturity dates. Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events.

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
As described in Note 6 to the Condensed Consolidated Financial Statements, FIS has issued senior notes in aggregate principal amount of $1,950.0 million due between 2017 and 2022 (the "Notes"). The respective indentures under which the Notes were issued contain covenants that, among other things, limit FIS' ability and the ability of certain of FIS' subsidiaries (a) to incur or guarantee additional indebtedness, (b) to make certain restricted payments, (c) to create or incur certain liens, (d) to create restrictions on the payment of dividends or other distributions to FIS from its restricted subsidiaries, (e) to engage in sale and leaseback transactions, (f) to transfer all or substantially all of the assets of FIS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the indentures.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes' indentures as of March 31, 2012 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan	Term Loan	New Term	2017	2020	2022
	A-2	A-3	Loan B	Notes	Notes	Notes	Total
2012	$—	$78.8	$—	$—	$—	$—	$78.8
2013	—	144.4	—	—	—	—	144.4
2014	250.0	196.9	—	—	—	—	446.9
2015	—	288.8	—	—	—	—	288.8
2016	—	393.8	200.0	—	—	—	593.8
Thereafter	—	997.3	—	750.0	500.0	700.0	2,947.3
Total	$250.0	$2,100.0	$200.0	$750.0	$500.0	$700.0	$4,500.0

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 66% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of March 31, 2012, would be approximately $80.6 million.

As of March 31, 2012, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term Loans from variable to fixed (see Item 3: Quantitative and Qualitative Disclosure About Market Risks).

Contractual Obligations

Our contractual obligations have not changed materially from the table included in our Annual Report on Form 10-K as filed on February 24, 2012, except for changes relating to our long-term debt as discussed in Note 6 to Notes to Condensed Consolidated Financial Statements (Unaudited) and as addressed above under Financing. Our long-term debt obligations and expected interest payments related to our long-term debt after the March 2012 refinancing and bond offering are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$86.6	$154.7	$469.2	$290.3	$595.4	$3,247.9	$4,844.1
Interest(1)	173.1	202.6	189.3	178.9	165.7	345.5	1,255.1
Total	$259.7	$357.3	$658.5	$469.2	$761.1	$3,593.4	$6,099.2

(1)
These calculations assume that: (a) applicable margins remain constant; (b) all variable rate debt is priced at the one-month LIBOR rate in effect as of March 31, 2012; (c) no new hedging transactions are effected; (d) only mandatory debt repayments are made; and (e) no refinancing occurs at debt maturity.

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
The Notes represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the Notes was $1,950.0 million as of March 31, 2012. The fair value of the Notes was approximately $2,065.2 million as of March 31, 2012.

The potential reduction in fair value of the Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $13.8 million (based on principal amounts outstanding as of March 31, 2012). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2012, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2012, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loan A-1 and A-2 and Old Term Loan B outstanding as of March 31, 2011, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $1.7 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. During the three months ended March 31, 2012, the notional amount of our outstanding interest rate swaps decreased by $400.0 million. As of March 31, 2012, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loan from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
November 1, 2010	November 1, 2012	150.0	1 Month LIBOR (1)	0.50%	(2)
February 1, 2011	February 1, 2013	200.0	1 Month LIBOR (1)	0.62%	(2)
May 3, 2011	May 1, 2013	400.0	1 Month LIBOR (1)	0.73%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
		$1,350.0
________________________

(1)	0.24% in effect as of March 31, 2012.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described above.
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $276.8 million in revenues during the three-month periods ended March 31, 2012, of which approximately $241.4 million was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three-month periods ended March 31, 2012 and 2011 (in millions):

	Three months ended March 31,
Currency	2012	2011
Real	$10.6	$9.7
Euro	6.6	6.5
Pound Sterling	3.9	3.7
Total increase (decrease)	$21.1	$19.9
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
Revenue included $10.4 million and operating income included $1.8 million of unfavorable foreign currency impact during the three-month period ended March 31, 2012, resulting from a stronger U.S. Dollar during the 2012 period compared to 2011.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations' revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. We entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of March 31, 2012, the notional amount of these derivatives was approximately $52.6 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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

Searcy, Gladys v. eFunds Corporation

This is a nationwide putative class action that was filed against our subsidiary eFunds and its affiliate Deposit Payment

Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification, which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion; however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs and other matters has been completed. In the first quarter of 2012, plaintiffs filed a renewed motion for class certification. Class certification briefing is ongoing. An estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.
 This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. On March 13, 2012, the Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. On April 6, 2012, Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Due to the early stage of this matter, an estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.
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

Item 1A. Risk Factors

As an update to the risk factor in our Form 10-K for the year ended December 31, 2011 titled “Security breaches or our own failure to comply with laws and regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation,” see the discussion of the distribution of the confidential exam report by our regulators to our clients in this Form 10-Q in the last paragraph under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Conditions.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the purchase right agreement with WPM, L.P. (“WPM”), a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P, referenced in Note 10 to the Condensed Consolidated Financial Statements (Unaudited)

included in Item 1 of Part I of this Report, in February 2012 WPM purchased 22,229 shares of FIS common stock for a nominal amount under the net settlement feature in the agreement. The shares of FIS common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

The following table summarizes purchases of equity securities by the issuer during the three-month period ended March 31, 2012:

			Total cost of shares	Shares that may be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
1/1/2012 to 1/31/2012	3.7	$27.32	$101.0	$—

(1)
On February 7, 2012, our Board of Directors approved a plan authorizing additional repurchases of up to $1.0 billion of our outstanding common stock in the open market, at prevailing market prices or in privately negotiated transactions, through December 31, 2015. The previous authorization was replaced by the February 7, 2012 plan, under which $1.0 billion remained available to repurchase as of March 31, 2012.

Item 6. Exhibits
(a) Exhibits:

Exhibit
No.	Description
10.1	Acceleration, Change of Role and Non-Competition Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and William P. Foley II. (1)
10.2	Amended and Restated Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Brent B. Bickett. (1)
10.3	Amendment No. 1 to Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Frank R. Martire. (1)
10.4	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 4, 2012	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 4, 2012	By:	/s/ JAMES W. WOODALL
James W. Woodall
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit
No.	Description
10.1	Acceleration, Change of Role and Non-Competition Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and William P. Foley II. (1)
10.2	Amended and Restated Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Brent B. Bickett. (1)
10.3	Amendment No. 1 to Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Frank R. Martire. (1)
10.4	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)
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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Management contract or compensatory plan.