Form 10-Q
period 2012-09-30
Fidelity National Information Services, Inc.
filed 2012-11-07
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of October 31, 2012, 293,198,202 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2012
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	2
B. Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2012 and 2011	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2012 and 2011	4
D. Condensed Consolidated Statement of Equity for the nine months ended September 30, 2012	5
E. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosure About Market Risks	33
Item 4. Controls and Procedures	35
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6. Exhibits	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$576.6	$415.5
Settlement deposits	28.8	43.9
Trade receivables, net of allowance for doubtful accounts of $27.4 and $33.1 as of September 30, 2012 and December 31, 2011, respectively	886.0	858.5
Settlement receivables	94.6	78.1
Other receivables	43.6	40.1
Due from related parties	66.1	56.9
Prepaid expenses and other current assets	130.1	117.1
Deferred income taxes	49.6	72.6
Total current assets	1,875.4	1,682.7
Property and equipment, net	424.4	414.5
Goodwill	8,377.3	8,542.8
Intangible assets, net	1,641.9	1,903.3
Computer software, net	852.1	881.5
Deferred contract costs, net	225.3	232.7
Other noncurrent assets	229.6	190.8
Total assets	$13,626.0	$13,848.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$674.9	$641.5
Due to Brazilian venture partner	18.7	36.5
Settlement payables	135.6	141.2
Current portion of long-term debt	140.3	259.2
Deferred revenues	241.3	276.5
Total current liabilities	1,210.8	1,354.9
Deferred revenues	43.7	55.9
Deferred income taxes	819.6	872.5
Long-term debt, excluding current portion	4,391.7	4,550.6
Due to Brazilian venture partner	40.1	50.6
Other long-term liabilities	343.4	312.6
Total liabilities	6,849.3	7,197.1
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 600 shares authorized, 384.6 shares issued as of September 30, 2012 and December 31, 2011	3.8	3.8
Additional paid in capital	7,218.8	7,224.7
Retained earnings	2,028.5	1,880.4
Accumulated other comprehensive earnings	35.4	36.3
Treasury stock, $0.01 par value, 92.0 and 91.7 shares as of September 30, 2012 and December 31, 2011, respectively, at cost	(2,654.9)	(2,642.2)
Total FIS stockholders’ equity	6,631.6	6,503.0
Noncontrolling interest	145.1	148.2
Total equity	6,776.7	6,651.2
Total liabilities and equity	$13,626.0	$13,848.3
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Processing and services revenues (for related party activity, see note 2)	$1,436.9	$1,398.2	$4,307.5	$4,164.3
Cost of revenues	968.8	965.3	2,939.4	2,931.0
Gross profit	468.1	432.9	1,368.1	1,233.3
Selling, general, and administrative expenses (for related party activity, see note 2)	180.2	159.7	575.0	495.8
Operating income	287.9	273.2	793.1	737.5
Other income (expense):
Interest expense, net	(54.0)	(60.5)	(170.0)	(194.3)
Other income (expense), net	(1.5)	(0.8)	(24.2)	2.3
Total other income (expense), net	(55.5)	(61.3)	(194.2)	(192.0)
Earnings from continuing operations before income taxes	232.4	211.9	598.9	545.5
Provision for income taxes	79.0	64.6	192.0	175.5
Earnings from continuing operations, net of tax	153.4	147.3	406.9	370.0
Earnings (loss) from discontinued operations, net of tax	(61.0)	(7.1)	(70.6)	(10.9)
Net earnings	92.4	140.2	336.3	359.1
Net (earnings) loss attributable to noncontrolling interest	(5.6)	(3.9)	(11.8)	(6.5)
Net earnings attributable to FIS	$86.8	$136.3	$324.5	$352.6
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.51	$0.48	$1.35	$1.20
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.21)	(0.02)	(0.24)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders *	$0.30	$0.45	$1.11	$1.17
Weighted average shares outstanding — basic	292.4	300.9	291.6	302.0
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.50	$0.47	$1.33	$1.18
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.20)	(0.02)	(0.24)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.29	$0.44	$1.09	$1.14
Weighted average shares outstanding — diluted	297.9	306.8	297.2	308.8
Cash dividends paid per share	$0.20	$0.05	$0.60	$0.15
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$147.8	$143.4	$395.1	$363.5
Earnings (loss) from discontinued operations, net of tax	(61.0)	(7.1)	(70.6)	(10.9)
Net earnings attributable to FIS	$86.8	$136.3	$324.5	$352.6
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
Net earnings		$92.4		$140.2		$336.3		$359.1
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(0.6)		$(13.6)		$1.6		$(24.4)
Reclassification adjustment for gains included in net earnings	—		—		—		(3.1)
Unrealized gain (loss) on investments and derivatives, net	(0.6)		(13.6)		1.6		(27.5)
Foreign currency translation adjustments	13.4		(94.4)		(14.1)		(45.1)
Other comprehensive earnings (loss), before tax	12.8		(108.0)		(12.5)		(72.6)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(0.1)		(7.9)		(0.4)		(12.6)
Other comprehensive earnings (loss), net of tax	$12.9	12.9	$(100.1)	(100.1)	$(12.1)	(12.1)	$(60.0)	(60.0)
Comprehensive earnings		105.3		40.1		324.2		299.1
Comprehensive (earnings) losses attributable to noncontrolling interest		(3.2)		15.3		(0.6)		5.4
Comprehensive earnings attributable to FIS		$102.1		$55.4		$323.6		$304.5

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine months ended September 30, 2012
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2011	384.6	(91.7)	$3.8	$7,224.7	$1,880.4	$36.3	$(2,642.2)	$148.2	$6,651.2
Exercise of stock options and stock purchase right	—	8.3	—	(77.8)	—	—	246.7	—	168.9
Treasury shares held for taxes due upon exercise of stock options	—	(0.3)	—	—	—	—	(8.6)	—	(8.6)
Excess income tax benefit from exercise of stock options	—	—	—	11.4	—	—	—	—	11.4
Stock-based compensation	—	—	—	60.5	—	—	—	—	60.5
Cash dividends paid ($0.20 per share per quarter) and other distributions	—	—	—	—	(176.4)	—	—	(3.7)	(180.1)
Purchases of treasury stock	—	(8.3)	—	—	—	—	(250.8)	—	(250.8)
Net earnings	—	—	—	—	324.5	—	—	11.8	336.3
Other comprehensive earnings	—	—	—	—	—	(0.9)	—	(11.2)	(12.1)
Balances, September 30, 2012	384.6	(92.0)	$3.8	$7,218.8	$2,028.5	$35.4	$(2,654.9)	$145.1	$6,776.7
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$336.3	$359.1
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	473.2	471.6
Amortization of debt issue costs	27.0	10.6
Gain on sale of assets	(22.0)	—
Stock-based compensation	60.5	46.0
Deferred income taxes	(28.9)	(13.2)
Excess income tax benefit from exercise of stock options	(11.4)	(7.2)
Other operating activities, net	2.1	(4.5)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(40.7)	31.4
Settlement activity	(16.1)	68.9
Prepaid expenses and other assets	(24.4)	(5.7)
Deferred contract costs	(49.7)	(46.6)
Deferred revenue	(54.6)	(42.6)
Accounts payable, accrued liabilities, and other liabilities	66.7	(68.7)
Net cash provided by operating activities	718.0	799.1

Cash flows from investing activities:
Additions to property and equipment	(96.9)	(88.2)
Additions to computer software	(129.4)	(133.6)
Net proceeds from sale of assets	336.5	—
Acquisitions, net of cash acquired	(40.0)	(12.7)
Other investing activities, net	(3.0)	5.9
Net cash provided by (used in) investing activities	67.2	(228.6)

Cash flows from financing activities:
Borrowings	8,886.0	6,908.9
Repayment of borrowings	(9,165.4)	(7,266.5)
Debt issuance costs	(47.6)	—
Excess income tax benefit from exercise of stock options	11.4	7.2
Proceeds from exercise of stock options, net of tax withholding	160.3	72.0
Treasury stock purchases	(285.8)	(188.5)
Dividends paid	(176.4)	(48.0)
Other financing activities, net	(5.8)	1.5
Net cash used in financing activities	(623.3)	(513.4)
Effect of foreign currency exchange rate changes on cash	(0.8)	(8.3)
Net increase (decrease) in cash and cash equivalents	161.1	48.8
Cash and cash equivalents, beginning of period	415.5	338.0
Cash and cash equivalents, end of period	$576.6	$386.8

Supplemental cash flow information:
Cash paid for interest	$182.9	$222.6
Cash paid for income taxes	$157.6	$165.9
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

(2) Related Party Transactions
We are party to certain related party agreements described below.
Revenues and Expenses
A detail of related party items included in revenues for the three and nine months ended September 30, 2012 and 2011, is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Banco Bradesco Brazilian Venture revenue	$72.8	$80.2	$215.3	$221.8
Banco Bradesco item processing revenue	—	—	—	1.3
FNF data processing services revenue	9.6	9.5	30.2	33.9
Ceridian data processing and services revenue	27.2	16.5	74.0	43.5
Total related party revenues	$109.6	$106.2	$319.5	$300.5

A detail of related party items included in selling, general and administrative expenses (net of expense reimbursements) for the three and nine months ended September 30, 2012 and 2011, is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Administrative corporate support and other services with FNF	$1.3	$1.1	$3.4	$3.5
Employee benefits services with Ceridian	0.1	0.1	0.6	0.2
Total related party expenses	$1.4	$1.2	$4.0	$3.7

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

(3) Unaudited Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2012 and 2011 are computed using the treasury stock method.
The following table summarizes the earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2012 and 2011 (in millions, except per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Earnings from continuing operations attributable to FIS, net of tax	$147.8	$143.4	$395.1	$363.5
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(61.0)	(7.1)	(70.6)	(10.9)
Net earnings attributable to FIS common stockholders	$86.8	$136.3	$324.5	$352.6
Weighted average shares outstanding — basic	292.4	300.9	291.6	302.0
Plus: Common stock equivalent shares	5.5	5.9	5.6	6.8
Weighted average shares outstanding — diluted	297.9	306.8	297.2	308.8
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.51	$0.48	$1.35	$1.20
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.21)	(0.02)	(0.24)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders *	$0.30	$0.45	$1.11	$1.17
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.50	$0.47	$1.33	$1.18
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.20)	(0.02)	(0.24)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.29	$0.44	$1.09	$1.14

* Amounts may not sum due to rounding.
Options to purchase approximately 0.5 million and 5.3 million shares of our common stock for the three months and 0.9 million and 5.0 million for the nine months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations

 Healthcare Benefit Solutions Business

On June 25, 2012, we entered into a definitive agreement to sell our Healthcare Benefit Solutions Business ("Healthcare Business") because its operations did not align with our strategic plans. The all-cash transaction closed on August 15, 2012 and we received cash proceeds of $336.5 million. We recorded a pre-tax gain of $22.0 million and tax expense on the sale of $78.3 million, which resulted from the allocation of goodwill with minimal tax basis.

The results of operations of the Healthcare Business, which were previously included in the PSG segment, have been classified as discontinued operations for all periods presented. The Healthcare Business had revenues of $15.3 million and $28.0 million during the three months and $80.5 million and $87.0 million during the nine months ended September 30, 2012 and 2011, respectively. The Company entered into an agreement to provide certain commercial and transitional services to the buyer and expects to continue to generate insignificant cash flows for the provision of these services subsequent to the disposition. The following table illustrates the results of operations for the three months and nine months ended September 30, 2012 and 2011.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Pre-tax income from operations	$0.1	$3.2	$13.8	$11.8
Pre-tax gain on sale	22.0	—	22.0	—
Earnings before tax	22.1	3.2	35.8	11.8
Tax expense	78.3	1.2	83.6	4.5
Healthcare Benefit Solutions Business included in discontinued operations	$(56.2)	$2.0	$(47.8)	$7.3

Brazil Item Processing and Remittance Services Operations

As previously disclosed, during the third quarter 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). There were no revenues for the 2012 periods or for the three months ended September 30, 2011 and there were revenues of $11.7 million for the nine months ended September 30, 2011. Participacoes had losses before taxes of $7.2 million and $13.8 million during the three months and $34.6 million and $27.6 million during the nine months ended September 30, 2012 and 2011, respectively. The operating results of Participacoes are classified as discontinued operations for all periods presented. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the three-month periods ended September 30, 2012 and 2011 included charges of $4.7 million and $12.6 million, respectively, and the nine-month periods included charges of $29.1 million and $28.1 million, respectively, to increase our accrual for potential labor claims and related administrative costs. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of September 30, 2012, there are approximately 1,700 active labor claims. Former employees have up to two years from the date of termination to file labor claims. Consequently, we expect to have continued exposure to such claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active and unasserted labor claims considered probable of assertion is $39.9 million as of September 30, 2012. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

(5) Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012			December 31, 2011
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$963.3	$538.9	$424.4	$882.7	$468.2	$414.5
Intangible assets	$2,964.4	$1,322.5	$1,641.9	$3,053.4	$1,150.1	$1,903.3
Computer software	$1,526.9	$674.8	$852.1	$1,517.0	$635.5	$881.5

The Company entered into capital lease obligations of $2.1 million and $31.4 million during the nine months ended September 30, 2012 and 2011, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2012. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

(6) Long-Term Debt
Long-term debt as of September 30, 2012 and December 31, 2011, consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2012	December 31, 2011
Term Loan A-2, secured (1)	$250.0	$2,088.6
Term Loan A-3, secured, quarterly principal amortization (2)	2,047.5	—
New Term Loan B, secured	—	1,250.0
Senior Notes due 2017, unsecured, interest payable semi-annually at 7.625%	750.0	750.0
Senior Notes due 2020, unsecured, interest payable semi-annually at 7.875%	500.0	500.0
Senior Notes due 2022, unsecured, interest payable semi-annually at 5.000%	700.0	—
Revolving Loan, secured (3)	245.0	175.0
Other	39.5	46.2
	4,532.0	4,809.8
Current portion	(140.3)	(259.2)
Long-term debt, excluding current portion	$4,391.7	$4,550.6
__________________________________________

(1)
Interest on the Term Loan A-2 is generally payable at LIBOR plus an applicable margin of up to 2.50% based upon the Company's leverage ratio, as defined in the FIS Credit Agreement. As of September 30, 2012, the weighted average interest rate on the Term Loan A-2 was 2.47%.

(2)
Interest on the Term Loan A-3 is generally payable at LIBOR plus an applicable margin of up to 2.25% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of September 30, 2012, the weighted average interest rate on the Term Loan A-3 was 2.23%.

(3)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.25% plus an unused commitment fee of up to 0.35%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of September 30, 2012, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 2.00%.

On March 30, 2012, FIS amended and restated its syndicated credit agreement (the “FIS Credit Agreement”). The FIS Credit Agreement, as of September 30, 2012, provides total committed capital of $3,447.5 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $1,150.0 million maturing on March 30, 2017 ( the “Revolving Loan”); and (2) an aggregate of $2,297.5 million of term loans consisting of $250.0 million maturing on July 18, 2014 (the “Term Loan A-2”) and $2,047.5 million maturing on March 30, 2017 (the "Term Loan A-3" and together with the Term Loan A-2 the "Term Loans"). As of September 30, 2012, the outstanding principal balance of the Revolving Loan was $245.0 million, with $904.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

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

The Additional 2017 Notes and the 2022 Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. Pursuant to the Company's obligations under registration rights agreements entered into in connection with the issuance of the Additional 2017 Notes and the 2022 Notes, the Company commenced an exchange offer in the third quarter of 2012 to exchange them for registered notes that contain the same terms and conditions without transfer restrictions.  The exchange offer was completed in August 2012.

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

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes' indentures as of September 30, 2012 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan	Term Loan	2017	2020	2022
	A-2	A-3	Notes	Notes	Notes	Total
2012	$—	$26.3	$—	$—	$—	$26.3
2013	—	144.4	—	—	—	144.4
2014	250.0	196.9	—	—	—	446.9
2015	—	288.8	—	—	—	288.8
2016	—	393.8	—	—	—	393.8
Thereafter	—	997.3	750.0	500.0	700.0	2,947.3
Total	$250.0	$2,047.5	$750.0	$500.0	$700.0	$4,247.5

Our Notes are held by a number of institutional investors. As of September 30, 2012, $48.8 million of Notes were held by FNF.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 66% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of September 30, 2012, would be approximately $92.1 million.

In connection with the March 2012 refinancing and bond offering, we wrote off certain previously capitalized debt issuance costs and transaction expenses totaling $18.4 million and capitalized $29.3 million of other costs. Debt issuance costs of $54.2 million, net of accumulated amortization, remain capitalized as of September 30, 2012, related to all of the above outstanding debt.

The fair value of the Company’s long-term debt is estimated to be approximately $162.9 million higher than the carrying value as of September 30, 2012. This estimate is based on quoted prices of our Notes and trades of our other debt in close proximity to September 30, 2012, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of September 30, 2012, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term Loans and Revolving Loan from variable to fixed (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
November 1, 2010	November 1, 2012	$150.0	1 Month LIBOR (1)	0.50%	(2)
February 1, 2011	February 1, 2013	200.0	1 Month LIBOR (1)	0.62%	(2)
May 3, 2011	May 1, 2013	400.0	1 Month LIBOR (1)	0.73%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$2,450.0
___________________________________

(1)	0.21% in effect as of September 30, 2012.

(2)	Does not include the applicable margin and facility fees paid to lenders on the Term Loans and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments as of September 30, 2012 and December 31, 2011, is as follows (in millions):

	September 30, 2012		December 31, 2011
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$1.8	Accounts payable and accrued liabilities	$3.4
Interest rate swap contracts	Other long-term liabilities	10.0	Other long-term liabilities	4.0
Total derivatives designated as hedging instruments		$11.8		$7.4

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

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three and nine months ended September 30, 2012 and 2011 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Amount of loss recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2012	2011	AOCE into income	2012	2011
Interest rate swap contracts	$(6.0)	$(5.3)	Interest expense	$(1.8)	$(4.6)

	Amount of loss recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Nine months ended		Location of loss	Nine months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2012	2011	AOCE into income	2012	2011
Interest rate swap contracts	$(10.6)	$(13.8)	Interest expense	$(5.8)	$(15.9)

Approximately $3.4 million of the balance in AOCE as of September 30, 2012, is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2012, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(7) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its guarantor and non-guarantor subsidiaries: (a) the Condensed Consolidating Balance Sheets as of September 30, 2012 and December 31, 2011; (b) the Condensed Consolidating Statements of Earnings and Comprehensive Earnings for the three and nine months ended September 30, 2012 and 2011; and (c) the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2012 and 2011.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$9.7	$176.2	$390.7	$—	$576.6
Settlement deposits	—	28.8	—	—	28.8
Trade receivables, net	—	670.7	215.3	—	886.0
Investment in subsidiaries, intercompany and receivables from related parties	9,438.7	9,186.8	982.0	(19,541.4)	66.1
Other current assets	14.1	229.0	74.8	—	317.9
Total current assets	9,462.5	10,291.5	1,662.8	(19,541.4)	1,875.4
Property and equipment, net	9.4	338.0	77.0	—	424.4
Goodwill	—	7,205.6	1,171.7	—	8,377.3
Intangible assets, net	—	1,246.1	395.8	—	1,641.9
Computer software, net	38.7	647.1	166.3	—	852.1
Other noncurrent assets	97.6	251.4	117.7	(11.8)	454.9
Total assets	$9,608.2	$19,979.7	$3,591.3	$(19,553.2)	$13,626.0
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$187.8	$239.0	$248.1	$—	$674.9
Settlement payables	—	129.1	6.5	—	135.6
Current portion of long-term debt	131.3	8.5	0.5	—	140.3
Deferred revenues	—	167.1	74.2	—	241.3
Other current liabilites	—	—	18.7	—	18.7
Total current liabilities	319.1	543.7	348.0	—	1,210.8
Deferred income taxes	—	831.4	—	(11.8)	819.6
Long-term debt, excluding current portion	4,382.4	9.0	0.3	—	4,391.7
Other long-term liabilities	29.8	104.7	292.7	—	427.2
Total liabilities	4,731.3	1,488.8	641.0	(11.8)	6,849.3
Total equity	4,876.9	18,490.9	2,950.3	(19,541.4)	6,776.7
Total liabilities and equity	$9,608.2	$19,979.7	$3,591.3	$(19,553.2)	$13,626.0

	December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$19.4	$163.3	$232.8	$—	$415.5
Settlement deposits	—	43.9	—	—	43.9
Trade receivables, net	—	689.5	169.0	—	858.5
Investment in subsidiaries, intercompany and receivables from related parties	9,564.7	8,133.7	1,089.0	(18,730.5)	56.9
Other current assets	11.9	231.7	64.3	—	307.9
Total current assets	9,596.0	9,262.1	1,555.1	(18,730.5)	1,682.7
Property and equipment, net	1.4	347.7	65.4	—	414.5
Goodwill	—	7,398.5	1,144.3	—	8,542.8
Intangible assets, net	—	1,471.2	432.1	—	1,903.3
Computer software, net	32.7	673.9	174.9	—	881.5
Other noncurrent assets	77.6	230.5	115.4	—	423.5
Total assets	$9,707.7	$19,383.9	$3,487.2	$(18,730.5)	$13,848.3
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$152.0	$256.9	$232.6	$—	$641.5
Settlement payables	—	136.0	5.2	—	141.2
Current portion of long-term debt	248.4	10.5	0.3	—	259.2
Deferred revenues	—	205.8	70.7	—	276.5
Other current liabilites	—	—	36.5	—	36.5
Total current liabilities	400.4	609.2	345.3	—	1,354.9
Deferred income taxes	—	871.4	1.1	—	872.5
Long-term debt, excluding current portion	4,537.3	13.2	0.1	—	4,550.6
Other long-term liabilities	19.0	111.6	288.5	—	419.1
Total liabilities	4,956.7	1,605.4	635.0	—	7,197.1
Total equity	4,751.0	17,778.5	2,852.2	(18,730.5)	6,651.2
Total liabilities and equity	$9,707.7	$19,383.9	$3,487.2	$(18,730.5)	$13,848.3

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended September 30, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,115.4	$321.5	$—	$1,436.9
Operating expenses	50.2	832.9	265.9	—	1,149.0
Operating income	(50.2)	282.5	55.6	—	287.9
Other income (expense):
Interest expense, net	(53.1)	(0.4)	(0.5)	—	(54.0)
Other income (expense)	1.5	(0.8)	(2.2)	—	(1.5)
Net earnings (loss) of equity affiliates	220.9	—	—	(220.9)	—
Total other income (expense)	169.3	(1.2)	(2.7)	(220.9)	(55.5)
Earnings (loss) from continuing operations before income taxes	119.1	281.3	52.9	(220.9)	232.4
Provision for income taxes	(34.3)	94.7	18.6	—	79.0
Net earnings (loss) from continuing operations	153.4	186.6	34.3	(220.9)	153.4
Earnings (loss) from discontinued operations, net of tax	(61.0)	(56.2)	(4.8)	61.0	(61.0)
Net earnings (loss)	92.4	130.4	29.5	(159.9)	92.4
Net (earnings) loss attributable to noncontrolling interest	(5.6)	—	(5.6)	5.6	(5.6)
Net earnings (loss) attributable to FIS common stockholders	$86.8	$130.4	$23.9	$(154.3)	$86.8
Comprehensive earnings (loss) attributable to FIS	$84.0	$129.5	$39.2	$(150.6)	$102.1

	Three months ended September 30, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,089.6	$308.6	$—	$1,398.2
Operating expenses	42.0	809.2	273.8	—	1,125.0
Operating income	(42.0)	280.4	34.8	—	273.2
Other income (expense):
Interest expense, net	(57.6)	(0.6)	(2.3)	—	(60.5)
Other income (expense)	(0.1)	1.3	(2.0)	—	(0.8)
Net earnings (loss) of equity affiliates	215.3	—	—	(215.3)	—
Total other income (expense)	157.6	0.7	(4.3)	(215.3)	(61.3)
Earnings (loss) from continuing operations before income taxes	115.6	281.1	30.5	(215.3)	211.9
Provision for income taxes	(31.7)	89.1	7.2	—	64.6
Net earnings (loss) from continuing operations	147.3	192.0	23.3	(215.3)	147.3
Earnings (loss) from discontinued operations, net of tax	(7.1)	2.0	(9.1)	7.1	(7.1)
Net earnings (loss)	140.2	194.0	14.2	(208.2)	140.2
Net (earnings) loss attributable to noncontrolling interest	(3.9)	0.2	(4.1)	3.9	(3.9)
Net earnings (loss) attributable to FIS common stockholders	$136.3	$194.2	$10.1	$(204.3)	$136.3
Comprehensive earnings (loss) attributable to FIS	$138.2	$200.0	$(68.4)	$(214.4)	$55.4

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine months ended September 30, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$3,381.4	$926.1	$—	$4,307.5
Operating expenses	153.8	2,558.2	802.4	—	3,514.4
Operating income	(153.8)	823.2	123.7	—	793.1
Other income (expense):
Interest expense, net	(166.4)	(0.9)	(2.7)	—	(170.0)
Other income (expense)	(16.2)	(1.8)	(6.2)	—	(24.2)
Net earnings (loss) of equity affiliates	635.7	—	—	(635.7)	—
Total other income (expense)	453.1	(2.7)	(8.9)	(635.7)	(194.2)
Earnings (loss) from continuing operations before income taxes	299.3	820.5	114.8	(635.7)	598.9
Provision for income taxes	(107.6)	259.2	40.4	—	192.0
Net earnings (loss) from continuing operations	406.9	561.3	74.4	(635.7)	406.9
Earnings (loss) from discontinued operations, net of tax	(70.6)	(47.7)	(22.9)	70.6	(70.6)
Net earnings (loss)	336.3	513.6	51.5	(565.1)	336.3
Net (earnings) loss attributable to noncontrolling interest	(11.8)	0.4	(12.2)	11.8	(11.8)
Net earnings (loss) attributable to FIS common stockholders	$324.5	$514.0	$39.3	$(553.3)	$324.5
Comprehensive earnings (loss) attributable to FIS	$312.1	$514.1	$47.5	$(550.1)	$323.6

	Nine months ended September 30, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$3,232.4	$931.9	$—	$4,164.3
Operating expenses	122.3	2,442.2	862.3	—	3,426.8
Operating income	(122.3)	790.2	69.6	—	737.5
Other income (expense):
Interest expense, net	(183.1)	(0.7)	(10.5)	—	(194.3)
Other income (expense)	—	(0.1)	2.4	—	2.3
Net earnings (loss) of equity affiliates	568.3	—	—	(568.3)	—
Total other income (expense)	385.2	(0.8)	(8.1)	(568.3)	(192.0)
Earnings (loss) from continuing operations before income taxes	262.9	789.4	61.5	(568.3)	545.5
Provision for income taxes	(107.1)	271.2	11.4	—	175.5
Net earnings (loss) from continuing operations	370.0	518.2	50.1	(568.3)	370.0
Earnings (loss) from discontinued operations, net of tax	(10.9)	7.3	(18.2)	10.9	(10.9)
Net earnings (loss)	359.1	525.5	31.9	(557.4)	359.1
Net (earnings) loss attributable to noncontrolling interest	(6.5)	0.6	(7.1)	6.5	(6.5)
Net earnings (loss) attributable to FIS common stockholders	$352.6	$526.1	$24.8	$(550.9)	$352.6
Comprehensive earnings (loss) attributable to FIS	$354.7	$529.3	$(26.0)	$(553.5)	$304.5

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine months ended September 30, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(62.0)	$736.2	$52.4	$(8.6)	$718.0
Cash flows from investing activities	(12.3)	143.9	(64.4)	—	67.2
Cash flows from financing activities	64.7	(867.1)	170.5	8.6	(623.3)
Effect of foreign currency exchange rates on cash	—	—	(0.8)	—	(0.8)
Net increase (decrease) in cash	$(9.6)	$13.0	$157.7	$—	$161.1

	Nine months ended September 30, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(192.5)	$845.0	$143.8	$2.8	$799.1
Cash flows from investing activities	(10.4)	(173.7)	(44.5)	—	(228.6)
Cash flows from financing activities	251.9	(693.8)	(68.7)	(2.8)	(513.4)
Effect of foreign currency exchange rates on cash	—	—	(8.3)	—	(8.3)
Net increase (decrease) in cash	$49.0	$(22.5)	$22.3	$—	$48.8

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

     Searcy, Gladys v. eFunds Corporation

     This is a nationwide putative class action that was filed against our subsidiary eFunds Corporation and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification, which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion; however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs and other matters has been completed. In the first quarter of 2012, plaintiffs filed a renewed motion for class certification. The parties attended mediation and, in the second quarter of 2012, reached an agreement on the material terms of a settlement. The parties entered into a settlement agreement and received preliminary approval from the Court in the second quarter of 2012. The court entered a judgment and a final approval order on September 25, 2012.  The effective date of the settlement agreement was October 29, 2012. The estimated liability recorded based on the terms of the settlement agreement did not have a material effect on the consolidated results of the Company.

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.
This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the second quarter of 2012, the Defendants filed a Motion for Judgment on the Pleadings and a Motion to Stay Discovery. The Court subsequently denied the Motion to Stay Discovery but has not yet ruled on the Motion for Judgment on the Pleadings. In the third quarter of 2012, the Court entered a Case Management and Scheduling Order. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Discovery is ongoing. Due to the early stage of this matter, an estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.
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

(9) Share Repurchase Program

On February 7, 2012, our Board of Directors approved a plan authorizing repurchases of up to $1.0 billion of our outstanding common stock in the open market, at prevailing market prices or in privately negotiated transactions, through December 31, 2015. In January 2012, we repurchased 3.7 million shares of our common stock for $101.0 million at an average price of $27.32 under a previous authorization. The previous authorization was replaced by the February 7, 2012 plan, under which we repurchased 1.5 million shares of our common stock for $50.0 million at an average price of $32.92 during April 2012. During the 2012 third quarter, we repurchased an additional 3.1 million shares of our common stock for $99.8 million at an average price of $32.11 per share. Approximately $850.2 million of plan capacity remained available for repurchases as of September 30, 2012.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10) Stock Purchase Right
As of the Metavante acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus' initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $0.01 per share (“Net Settlement Feature”). During the year ended December 31, 2011, 0.2 million shares were issued relative to fourth quarter 2010 and first, second and third quarter 2011 activity. During the nine months ended September 30, 2012, 0.2 million shares were issued to Warburg Pincus relative to 2011 fourth quarter and 2012 first and second quarter activity. Warburg Pincus paid a nominal amount for these shares under the Net Settlement Feature of the agreement. As of September 30, 2012, approximately 2.1 million employee stock options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase, at most, an additional 0.7 million shares.

(11) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended September 30, 2012 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$565.7	$576.1	$295.5	$(0.4)	$1,436.9
Operating expenses	382.1	363.0	242.1	161.8	1,149.0
Operating income	$183.6	$213.1	$53.4	$(162.2)	287.9
Other income (expense) unallocated					(55.5)
Income from continuing operations					$232.4
Depreciation and amortization	$40.8	$21.5	$18.0	$74.0	$154.3
Capital expenditures (1)	$46.7	$11.1	$9.6	$3.1	$70.5
Total assets	$5,328.5	$4,668.9	$1,918.7	$1,706.3	$13,622.4
Goodwill	$3,947.7	$3,833.2	$596.4	$—	$8,377.3

(1)	Includes capital leases of $0.3 million for certain computer hardware and software.

As of and for the three months ended September 30, 2011 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$523.2	$575.7	$297.7	$1.6	$1,398.2
Operating expenses	340.5	375.3	250.4	158.8	1,125.0
Operating income	$182.7	$200.4	$47.3	$(157.2)	273.2
Other income (expense) unallocated					(61.3)
Income from continuing operations					$211.9
Depreciation and amortization	$41.3	$20.7	$19.7	$75.3	$157.0
Capital expenditures	$52.8	$15.7	$11.9	$1.7	$82.1
Total assets	$5,119.7	$4,805.1	$1,831.3	$2,126.6	$13,882.7
Goodwill	$3,908.5	$4,053.6	$600.1	$—	$8,562.2

For the nine months ended September 30, 2012 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,668.0	$1,779.3	$859.6	$0.6	$4,307.5
Operating expenses	1,144.9	1,122.4	728.5	518.6	3,514.4
Operating income	$523.1	$656.9	$131.1	$(518.0)	793.1
Other income (expense) unallocated					(194.2)
Income from continuing operations					$598.9
Depreciation and amortization	$124.2	$65.2	$55.0	$218.9	$463.3
Capital expenditures (1)	$145.1	$35.2	$36.5	$9.5	$226.3

(1)	Includes capital leases of $2.1 million for certain computer hardware and software.

For the nine months ended September 30, 2011 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,543.4	$1,763.2	$858.8	$(1.1)	$4,164.3
Operating expenses	1,035.7	1,165.9	739.5	485.7	3,426.8
Operating income	$507.7	$597.3	$119.3	$(486.8)	737.5
Other income (expense) unallocated					(192.0)
Income from continuing operations					$545.5
Depreciation and amortization	$119.7	$63.9	$57.8	$218.1	$459.5
Capital expenditures (1)	$173.5	$35.7	$33.6	$5.3	$248.1

(1)	Includes capital leases of $31.4 million for certain computer hardware and software.

Total assets as of September 30, 2012, exclude $3.6 million related to discontinued operations.

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

Payment Solutions Group

PSG provides a comprehensive set of software and services for EFT, network, card processing, image, bill payment and government solutions for North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks and credit unions and independent community and savings institutions.

International Solutions Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 2) and the international operations of Capco. Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $370.0 million and $424.3 million as of September 30, 2012 and 2011, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

(12) Acquisitions

ProNet Solutions, Inc.

In September 2012, the Company acquired ProNet Solutions, Inc. ("ProNet"). The all cash consideration for this transaction of $23.6 million was paid in October 2012. ProNet is a leading provider of technology management solutions for community banks offering a comprehensive suite of information technology services with all the benefits of a fully-integrated information technology department.

Integrated Compliance Solutions LLC

In April 2012, the Company completed the acquisition of Integrated Compliance Solutions LLC ("ICS") for $19.8 million, including cash paid at closing of $13.4 million and estimated contingent consideration. ICS is a full-service risk management firm that develops, implements, maintains and reviews enterprise risk management and regulatory compliance programs.

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

 Overview

FIS is a leading global provider dedicated to banking and payments technologies. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs more than 32,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. FIS tops the annual FinTech 100 list for 2012 and 2011, and is a member of the Fortune 500 U.S. and of the Standard and Poor’s (S&P) 500® Index. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

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

We acquired Capco in December 2010, to broaden our capabilities to provide strategic and business transformation consulting.  While Capco has generated increased revenues, the lower profit margin realized for professional services as compared to our other solutions has resulted in profit margin compression. The addition of Capco has also reduced the relative proportion of our recurring revenue stream.

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

While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We anticipate consolidation within the banking industry to continue, including additional bank failures and continuing merger and acquisition activity. As a whole, consolidation activity is detrimental to our business. Consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or we are not the merging parties' provider of core or payment processing, or if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

The acquisition of M&I Bank by BMO Harris Bank, both of whom are customers of FIS, is a consolidation that will have a financial impact on the Company. We disclosed in our June 30, 2012 Form 10-Q that we estimated a decline in annual EBITDA run rate of approximately $60 million, and that we expected the 2013 impact to be approximately half that amount. We now expect that the 2013 impact will be substantially offset by termination and settlement fees and additional professional services from BMO Harris Bank, and other activities expected to occur with BMO Harris Bank.

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

Notwithstanding challenging global economic conditions, our international business continued to experience growth across most major regions during the three and nine months ended September 30, 2012, including Europe and Brazil. The majority of our European revenue is generated by clients in Germany, France and the United Kingdom. Those countries encountering the most significant economic challenges, including Spain, Italy, Greece, Ireland and Portugal, account for less than 2% of our international revenue base and less than 0.5% of our consolidated revenue.

Information Security

Globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public, sensitive information. As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including but not limited to sensitive information of our customers and personal consumer data. We also operate payment, cash access and prepaid card systems.
As previously disclosed, in the first quarter of 2011 we experienced a cyber-incident during which intruders gained unauthorized access to FIS' network. During the incident, the intruders moved across a number of information technology environments, viewed and downloaded information, and ultimately executed approximately $13.0 million in unauthorized ATM transactions through our Sunrise prepaid card platform resulting in a loss to FIS. We are aware of no evidence that any of our clients or their customers suffered any direct financial loss as a result of the 2011 cyber-incident.
While the attackers engaged in tactics and techniques designed to obscure their movements during the incident and prevent re-creation of their activities fully, we are aware of no evidence of any misuse of any client information gained by the intruders from our information technology systems environments. This lack of evidence of any misuse is consistent with the opinions of the cyber security consultant we retained in March, 2011 and representatives of law enforcement that the intrusion was focused on the theft of money from the Sunrise prepaid platform. A law enforcement investigation of the cyber-incident is ongoing. We have been notified that several arrests have been made.
Since the incident, we have been taking significant steps to improve our information security, including but not limited to:

•	Increasing monitoring of the servers within our environment to identify potential unauthorized activity and implementing enhanced fraud monitoring and network controls;

•	Completing the necessary re-certifying of Payment Card Industry (PCI) Data Security Standard compliance of the Sunrise prepaid platform;

•	Implementing enhanced information security processes, including creating a cross-functional team to implement enhanced transaction monitoring to detect or prevent fraudulent activity;

•	Expanding risk assessment coverage of Internet-facing products and services;

•	Enhancing our Information Security Strategic Plan with short-term and long-term measures to improve FIS' information security;

•	The hiring of a new Chief Information Security Officer (“CISO”) and Chief Risk Officer (“CRO”) and additional technical information security and risk management personnel;

•	Improving our inventory of technology, data and information security assets worldwide;

•	Enhancing layers of network security, including intrusion prevention, firewall restrictions, and employee access restrictions; and

•	Enhancing network segmentation to separate production environments.

In late February 2012, the U.S. Government agencies that regulate federal financial institutions and provide regulatory oversight for FIS issued a confidential exam report related to our information security, risk management and internal audit functions. We responded to this report and described the actions that we have taken and will take to improve these functions. The regulatory agencies distributed a letter to our clients in March 2012 describing the enhancements they had requested in our information security, risk management and internal audit functions. This letter acknowledged our commitment to expeditiously address these requests.
In addition, we engaged a third party expert on behalf of our clients to perform an independent review of our progress in improving our Information Security, Risk Management and Internal Audit initiatives. The expert's report was dated as of July 31, 2012 (and then posted on our client portal). As part of its review engagement, the expert confirmed the status of our stated progress in enhancing our Information Security, Risk Management and Internal Audit programs.
Given the sequential and year-over-year improvement in sales to North American financial institutions in the third quarter of 2012, we do not believe that the above referenced February 2012 regulatory letter had a significant negative impact on new sales in the third quarter. We are continuing to monitor sales activity and any potential impact of the incident, including our and our regulator's communications.
After hiring our new Chief Information Security Officer and to better understand the cyber-incident, we commissioned an additional third party factual investigation to comprehensively and objectively analyze the 2011 cyber-incident, which is expected to be completed in the next few months. We plan to then communicate material findings, if any, of this investigation to affected clients. If additional information regarding the incident is discovered, or our current understanding of the attackers' activities during the incident changes, it could potentially have a materially adverse effect on us.

We are continuing to work closely with and communicate to our clients about the cyber-incident. We are also continuing to focus on improving our internal information security and risk management functions across the company, and assisting our customers in doing the same. We have increased the amounts spent on information security in 2011 and 2012. Due to the increased frequency and the evolving nature of cyber-incidents we expect to continue to implement enhancements to protect the security of our information technology systems and data, as well as the information technology data of our clients that we possess.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Transactions with Related Parties
See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-months and nine-months ended September 30, 2012 and 2011

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Processing and services revenues	$1,436.9	$1,398.2	$4,307.5	$4,164.3
Cost of revenues	968.8	965.3	2,939.4	2,931.0
Gross profit	468.1	432.9	1,368.1	1,233.3
Selling, general, and administrative expenses	180.2	159.7	575.0	495.8
Operating income	287.9	273.2	793.1	737.5
Other income (expense):
Interest expense, net	(54.0)	(60.5)	(170.0)	(194.3)
Other income (expense), net	(1.5)	(0.8)	(24.2)	2.3
Total other income (expense), net	(55.5)	(61.3)	(194.2)	(192.0)
Earnings from continuing operations before income taxes	232.4	211.9	598.9	545.5
Provision for income taxes	79.0	64.6	192.0	175.5
Earnings from continuing operations, net of tax	153.4	147.3	406.9	370.0
Earnings (loss) from discontinued operations, net of tax	(61.0)	(7.1)	(70.6)	(10.9)
Net earnings	92.4	140.2	336.3	359.1
Net (earnings) loss attributable to noncontrolling interest	(5.6)	(3.9)	(11.8)	(6.5)
Net earnings attributable to FIS	$86.8	$136.3	$324.5	$352.6
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.51	$0.48	$1.35	$1.20
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	(0.21)	(0.02)	(0.24)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders	$0.30	$0.45	$1.11	$1.17
Weighted average shares outstanding — basic	292.4	300.9	291.6	302.0
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.50	$0.47	$1.33	$1.18
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.20)	(0.02)	(0.24)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders	$0.29	$0.44	$1.09	$1.14
Weighted average shares outstanding — diluted	297.9	306.8	297.2	308.8
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$147.8	$143.4	$395.1	$363.5
Earnings (loss) from discontinued operations, net of tax	(61.0)	(7.1)	(70.6)	(10.9)
Net earnings attributable to FIS	$86.8	$136.3	$324.5	$352.6
 Processing and Services Revenues
Processing and services revenues totaled $1,436.9 million and $1,398.2 million during the three-month periods and $4,307.5 million and $4,164.3 million during the nine-month periods ended September 30, 2012 and 2011, respectively. The increase in revenue of $38.7 million or 2.8% during the three-month period and $143.2 million or 3.4% during the nine-month period ended September 30, 2012, as compared to the 2011 periods is attributable to increased processing volumes, transaction growth and demand for professional and consulting services. Total revenue growth in these areas was partially offset by lower item processing and retail check activity. The three-month and nine-month periods ended September 30, 2012, included $37.6 million and $83.0 million, respectively, of unfavorable foreign currency impact resulting from a stronger U.S. Dollar during the 2012 periods as compared to the 2011 periods.

Cost of Revenues and Gross Profit

Cost of revenues totaled $968.8 million and $965.3 million during the three-month periods and $2,939.4 million and $2,931.0 million during the nine-month periods ended September 30, 2012 and 2011, respectively, resulting in gross profit of $468.1 million and $432.9 million during the three-month periods and $1,368.1 million and $1,233.3 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Gross profit as a percentage of revenues (“gross margin”) was 32.6% and 31.0% during the three-month periods and 31.8% and 29.6% during the nine-month periods ended September 30, 2012 and 2011, respectively. Cost of revenues were comparable during the three-month and nine-month periods ended September 30, 2012 and 2011. The increase in gross margin during the three-month and nine-month periods ended September 30, 2012 as compared to 2011 is due to increased operating leverage and cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $180.2 million and $159.7 million during the three-month periods and $575.0 million and $495.8 million during the nine-month periods ended September 30, 2012 and 2011, respectively. The increases of $20.5 million during the three-month period and $79.2 million during the nine-month period ended September 30, 2012, as compared to 2011, were primarily due to increased compensation costs and employee medical and other benefits, increased legal costs and costs to enhance administrative support of operational functions, including information security and risk and compliance. The nine-month period ended September 30, 2012, includes compensation charges of $18.5 million for accelerated vesting of certain stock option and restricted stock grants pursuant to changes in roles of William P. Foley II, Vice Chairman of the Board of Directors of FIS, and Brent B. Bickett, Executive Vice President of Corporate Finance, and for a non-compete and change in role cash payment to Mr. Foley. The 2011 nine-month period included a $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform.
Operating Income
Operating income totaled $287.9 million and $273.2 million during the three-month periods and $793.1 million and $737.5 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Operating income as a percentage of revenue (“operating margin”) was 20.0% and 19.5% during the three-month periods and 18.4% and 17.7% during the nine-month periods ended September 30, 2012 and 2011, respectively. The increases in operating income and margins for the 2012 periods as compared to the 2011 periods were driven by the revenue and cost variances addressed above.
Total Other Income (Expense), Net
Total other income (expense), net was $(55.5) million and $(61.3) million during the three-month periods and $(194.2) million and $(192.0) million during the nine-month periods ended September 30, 2012 and 2011, respectively. Interest expense is the primary component of total other income (expense), net. Interest expense decreased $6.5 million and $24.3 million during the three-month and nine-month periods ended September 30, 2012, as compared to the 2011 periods primarily due to lower borrowing costs combined with a reduction in total debt outstanding. Apart from interest expense, the 2012 nine-month period includes $12.7 million of debt refinance transaction costs and a $5.7 million write-off of certain previously capitalized debt issuance costs.
Provision for Income Taxes
Income tax expense from continuing operations totaled $79.0 million and $64.6 million during the three-month periods and $192.0 million and $175.5 million during the nine-month periods ended September 30, 2012 and 2011, respectively. This resulted in effective tax rates from continuing operations of 34% and 30% for the three-month periods and 32% and 32% for the nine-month periods ended September 30, 2012 and 2011, respectively. The Company anticipates an effective tax rate of approximately 33% for full year 2012.
Earnings (Loss) from Discontinued Operations
During the 2012 and 2011 periods, certain operations are classified as discontinued. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Condensed Consolidated Statements of Earnings (Unaudited). On June 25, 2012, we entered into a definitive agreement to sell our Healthcare Benefit Solutions Business ("Healthcare Business") because its operations did not align with our strategic plans. The all-cash transaction closed on August 15, 2012 and we received cash proceeds of $336.5 million. We recorded a pre-tax gain of $22.0 million and tax expense on the sale of $78.3 million, which resulted from the allocation of goodwill with minimal tax basis. During the third quarter of 2010, we determined that we would pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). See Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

The following table shows the net earnings of our discontinued operations, net of tax, for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Healthcare Benefit Solutions Business	$(56.2)	$2.0	$(47.8)	$7.3
Participacoes	(4.8)	(9.1)	(22.8)	(18.2)
Total discontinued operations	$(61.0)	$(7.1)	$(70.6)	$(10.9)

The Healthcare Business had revenues of $15.3 million and $28.0 million during the three-month periods and $80.5 million and $87.0 million during the nine-month periods ended September 30, 2012 and 2011, respectively. The Company entered into an agreement to provide certain commercial and transitional services to the buyer and expects to continue to generate insignificant cash flows for the provision of these services subsequent to the disposition. The following table illustrates the results of operations for the three months and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Pre-tax income from operations	$0.1	$3.2	$13.8	$11.8
Pre-tax gain on sale	22.0	—	22.0	—
Earnings before tax	22.1	3.2	35.8	11.8
Tax expense	78.3	1.2	83.6	4.5
Healthcare Benefit Solutions Business included in discontinued operations	$(56.2)	$2.0	$(47.8)	$7.3

Participacoes had no revenues for the 2012 periods and the three months ended September 30, 2011 and revenues of $11.7 million for the nine-month period ended September 30, 2011, respectively. Participacoes had losses before taxes of $7.2 million and $13.8 million during the three-month periods and $34.6 million and $27.6 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the three-month periods ended September 30, 2012 and 2011 included charges of $4.7 million and $12.6 million, respectively, and the nine-month periods included charges of $29.1 million and $28.1 million, respectively, to increase our accrual for potential labor claims and related administrative costs. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of September 30, 2012, there are approximately 1,700 active labor claims. Former employees have up to two years from the date of termination to file labor claims. Consequently, we expect to have continued exposure to such claims, which were not transferred with other assets and liabilities in the disposal. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $147.8 million and $143.4 million for the three-month periods and $395.1 million and $363.5 million for the nine-month periods ended September 30, 2012 and 2011, respectively. This resulted in earnings per diluted share of $0.50 and $0.47 for the three-month periods and $1.33 and $1.18 for the nine-month periods ended September 30, 2012 and 2011, respectively, due to the factors described above, coupled with the impact of our share repurchase initiatives.

Segment Results of Operations (Unaudited)
Financial Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Processing and services revenues	$565.7	$523.2	$1,668.0	$1,543.4
Operating income	$183.6	$182.7	$523.1	$507.7
Revenues for FSG totaled $565.7 million and $523.2 million during the three-month periods and $1,668.0 million and $1,543.4 million during the nine-month periods ended September 30, 2012 and 2011, respectively. The overall segment increases of $42.5 million and $124.6 million during the three-month and nine-month periods ended September 30, 2012, as compared to the 2011 periods were driven by increased processing revenues and growth in professional services, back office processing and outsourced IT revenues. Increased processing revenue is being driven by demand for risk, fraud and compliance products as well as continued adoption of eBanking and mobile banking products. Core processing account volume growth has also contributed to the overall increase in processing revenue; this growth is from existing customers and newly converted competitive wins. Services revenue continues to grow in core banking systems, eBanking and mobile banking.
Operating income for FSG totaled $183.6 million and $182.7 million during the three-month periods and $523.1 million and $507.7 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Operating margin was approximately 32.5% and 34.9% during the three-month periods and 31.4% and 32.9% during the nine-month periods ended September 30, 2012 and 2011, respectively. The increase in operating income during the 2012 three-month and nine-month periods as compared to the 2011 periods primarily resulted from the revenue variances discussed above. The decreases in operating margin during the three-month and nine-month periods ended September 30, 2012 reflect a change in revenue mix towards lower-margin revenues and increased spending related to information security and infrastructure initiatives.

Payment Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Processing and services revenues	$576.1	$575.7	$1,779.3	$1,763.2
Operating income	$213.1	$200.4	$656.9	$597.3

Revenues for PSG totaled $576.1 million and $575.7 million during the three-month periods and $1,779.3 million and $1,763.2 million during the nine-month periods ended September 30, 2012 and 2011, respectively. The three-month and nine-month periods ended September 30, 2012 included growth in electronic payment services, offset by lower item processing, retail check activity and loyalty program revenue. Revenue growth during the three and nine months 2012 was also negatively impacted by the June 2012 deconversion of a large debit card processing client.

Operating income for PSG totaled $213.1 million and $200.4 million during the three-month periods and $656.9 million and $597.3 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Operating margin was approximately 37.0% and 34.8% during the three-month periods and 36.9% and 33.9% during the nine-month periods ended September 30, 2012 and 2011, respectively. The increases in operating income and operating margin during the 2012 three-month and nine-month periods as compared to the 2011 periods primarily reflect operating leverage related to the revenue growth in electronic payment services and the impact of expense reduction initiatives.

International Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Processing and services revenues	$295.5	$297.7	$859.6	$858.8
Operating income (loss)	$53.4	$47.3	$131.1	$119.3

Revenues for ISG totaled $295.5 million and $297.7 million during the three-month periods and $859.6 million and $858.8 million during the nine-month periods ended September 30, 2012 and 2011, respectively. The three-month and nine-month periods ended September 30, 2012, included $37.6 million and $83.0 million, respectively, of unfavorable foreign currency impact resulting from a stronger U.S. Dollar during the 2012 periods. Excluding the unfavorable foreign currency impact, revenues for the 2012 periods increased primarily from higher credit card volumes in Brazil, growth within our European processing and consulting businesses and our expanded presence across Asia. Brazilian card volumes continue to grow, which translates into additional processing revenues and also incremental call center and back-office revenues to support the increased cardholder volumes.

Operating income for ISG totaled $53.4 million and $47.3 million during the three-month periods and $131.1 million and $119.3 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Operating margins were approximately 18.1% and 15.9% during the three-month periods and 15.3% and 13.9% during the nine-month periods ended September 30, 2012 and 2011, respectively. The increases in operating income in 2012, as compared to 2011, primarily resulted from the revenue growth noted above, combined with increased scale and improving operating efficiencies across a number of geographies but primarily Brazil. Increased operating leverage and other operating efficiencies generated improved margins in 2012.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $162.2 million and $157.2 million during the three-month periods and $518.0 million and $486.8 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Information security initiatives and infrastructure costs, partially offset by various other expense reductions, account for the net increase in Corporate and Other expenses for the three-month period ended September 30, 2012, as compared to the 2011 period. The overall Corporate and Other increase of $31.2 million during the nine-month period ended September 30, 2012, as compared to 2011, was primarily due to increased compensation costs, including stock compensation, and employee medical and other benefits, increased legal costs and costs to enhance administrative support of operational functions, including information security and risk and compliance. The 2012 period includes compensation charges of $18.5 million for accelerated vesting of certain stock option and restricted stock grants pursuant to changes in the roles of William P. Foley II, Vice Chairman of the Board of Directors of FIS, and Brent B. Bickett, Executive Vice President of Corporate Finance, and for a non-compete and change in role cash payment to Mr. Foley. The 2011 nine-month period included a $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform noted under Selling, General and Administrative Expenses in the Consolidated Results of Operations section above.

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
As of September 30, 2012, we had cash and cash equivalents of $576.6 million and debt of $4,532.0 million, including the current portion. Of the $576.6 million cash and cash equivalents, approximately $405.5 million is held by our foreign entities. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.

We expect to continue to pay quarterly dividends and increased the amount from $0.05 to $0.20 per share per quarter beginning in the first quarter of 2012. The amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.20 per common share was paid on September 28, 2012, to shareholders of record as of the close of business on September 12, 2012.
Cash Flows from Operations
Cash flows from operations were $718.0 million and $799.1 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Cash flows from operations decreased $81.1 million in 2012 primarily due to the timing of merchant and card transaction settlement activity, a final payment of $42.4 million made in February 2012 for an interest rate swap, payment to our Brazilian venture partner of $28.0 million and other changes in working capital.
Capital Expenditures
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $226.3 million and $221.8 million in capital expenditures (excluding capital leases) during the nine-month periods ended September 30, 2012 and 2011, respectively. We expect to invest approximately 5-6% of 2012 revenue in capital expenditures, including incremental capital expenditures for information security initiatives to meet the increasing security risks associated with cyber-attacks and external threats.  The investments for information security initiatives are expected to:  a) reduce operational cyber security risk for the company, our clients and their customers; b) increase the likelihood that any future intrusion attempts will be detected and remediated in a timely manner; and c) limit the likelihood of significant damages from future cyber security events.
Financing

On March 30, 2012, FIS amended and restated its syndicated credit agreement (the “FIS Credit Agreement”). The FIS Credit Agreement, as of September 30, 2012, provides total committed capital of $3,447.5 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $1,150.0 million maturing on March 30, 2017 ( the “Revolving Loan”); and (2) an aggregate of $2,297.5 million of term notes consisting of $250.0 million maturing on July 18, 2014 (the “Term Loan A-2”) and $2,047.5 million maturing on March 30, 2017 (the "Term Loan A-3" and together with the Term Loan A-2, the "Term Loans"). As of September 30, 2012, the outstanding principal balance of the Revolving Loan was $245.0 million, with $904.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

FIS may borrow, repay and re-borrow amounts under the Revolving Loan from time to time until the applicable maturity date. FIS must make quarterly principal payments under the Term Loan A-3 of varying amounts, with the remaining principal balance payable on March 30, 2017. As of September 30, 2012, FIS had made principal prepayments under the Term Loan A-2 such that no further mandatory payments exist on the Term Loan A-2 until its respective maturity date. Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events.

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

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes' indentures as of September 30, 2012 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan	Term Loan	2017	2020	2022
	A-2	A-3	Notes	Notes	Notes	Total
2012	$—	$26.3	$—	$—	$—	$26.3
2013	—	144.4	—	—	—	144.4
2014	250.0	196.9	—	—	—	446.9
2015	—	288.8	—	—	—	288.8
2016	—	393.8	—	—	—	393.8
Thereafter	—	997.3	750.0	500.0	700.0	2,947.3
Total	$250.0	$2,047.5	$750.0	$500.0	$700.0	$4,247.5

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 66% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of September 30, 2012, would be approximately $92.1 million.

As of September 30, 2012, we have entered into interest rate swap transactions converting a portion of the interest rate exposure on our Term Loans from variable to fixed (see Item 3: Quantitative and Qualitative Disclosure About Market Risks).

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
The Notes represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the Notes was $1,950.0 million as of September 30, 2012. The fair value of the Notes was approximately $2,112.9 million as of September 30, 2012. The potential reduction in fair value of the Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement. An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $9.2 million (based on principal amounts outstanding as of September 30, 2012). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2012, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2012, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on the Revolving Loan and Term Loan A-1 and A-2 and Old Term Loan B outstanding as of September 30, 2011, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $5.3 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. During the three months ended September 30, 2012, the notional amount of our outstanding interest rate swaps increased by $800.0 million. As of September 30, 2012, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loan from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
November 1, 2010	November 1, 2012	$150.0	1 Month LIBOR (1)	0.50%	(2)
February 1, 2011	February 1, 2013	200.0	1 Month LIBOR (1)	0.62%	(2)
May 3, 2011	May 1, 2013	400.0	1 Month LIBOR (1)	0.73%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$2,450.0
________________________

(1)	0.21% in effect as of September 30, 2012.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in note 6 to the Condensed Consolidated Financial Statements (Unaudited).
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $295.5 million and $859.6 million in revenues during the three and nine month periods ended September 30, 2012 respectively, of which approximately $253.9 million and $741.4 million, respectively, was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro and the British Pound Sterling. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2012	2011	2012	2011
Real	$10.1	$11.1	$30.3	$31.8
Euro	6.7	6.5	20.1	19.6
Pound Sterling	4.9	4.5	13.4	12.8
Total increase (decrease)	$21.7	$22.1	$63.8	$64.2
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
Revenue included $37.6 million and $83.0 million and operating income included $3.7 million and $6.5 million of unfavorable foreign currency impact during the three and nine months ended September 30, 2012, respectively, resulting from a stronger U.S. Dollar during the 2012 periods compared to 2011.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations' revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. We have entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of September 30, 2012, the notional amount of these derivatives was approximately $53.3 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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

Searcy, Gladys v. eFunds Corporation

This is a nationwide putative class action that was filed against our subsidiary eFunds Corporation and its affiliate Deposit Payment Protection Services, Inc. in the U.S. District Court for the Northern District of Illinois during the first quarter of 2008. The complaint seeks damages for an alleged willful violation of the Fair Credit Reporting Act (“FCRA”) in connection with the operation of the Shared Check Authorization Network. Plaintiff's principal allegation is that consumers did not receive appropriate disclosures pursuant to §1681g of the FCRA because the disclosures did not include: (i) all information in the consumer's file at the time of the request; (ii) the source of the information in the consumer's file; and/or (iii) the names of any persons who requested information related to the consumer's check writing history during the prior year. Plaintiff filed a motion for class certification, which was granted with respect to two subclasses during the first quarter of 2010. The motion was denied with respect to all other subclasses. The Company filed a motion for reconsideration. The motion was granted and the two subclasses were decertified. The plaintiff also filed motions to amend her complaint to add two additional plaintiffs to the lawsuit. The court granted the motions. During the second quarter of 2010, the Company filed a motion for summary judgment as to the original plaintiff and a motion for sanctions against the plaintiff and her counsel based on plaintiff's alleged false statements that were filed in support of the motion for class certification. In the third quarter of 2010, the court denied the motion for summary judgment and granted in part and denied in part the motion for sanctions. The Company filed a motion requesting the court to allow it to file an interlocutory appeal on the order denying the motion for summary judgment. The court granted the motion; however, in the first quarter of 2011, the Seventh Circuit Court of Appeals denied the Company's petition for interlocutory appeal. Discovery regarding the new plaintiffs and other matters has been completed. In the first quarter of 2012, plaintiffs filed a renewed motion for class certification. The parties attended mediation and, in the second quarter of 2012, reached an agreement on the material terms of a settlement. The parties entered into a settlement agreement and received preliminary approval from the Court in the second quarter of 2012. The court entered a judgment and a final approval order on September 25, 2012.  The effective date of the settlement agreement was October 29, 2012. The estimated liability recorded based on the terms of the settlement agreement did not have a material effect on the consolidated results of the Company.

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.
 This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the second quarter of 2012, the Defendants filed a Motion for Judgment on the Pleadings and a Motion to Stay Discovery. The Court subsequently denied the Motion to Stay Discovery but has not yet ruled on the Motion for Judgment on the Pleadings. In the third quarter of 2012, the Court entered a Case Management and Scheduling Order. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Discovery is ongoing. Due to the early stage of this matter, an estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.
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

Item 1A. Risk Factors

The following disclosure is an update to the risk factor titled “Security breaches or our own failure to comply with laws and regulations, industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation and could result in a breach of one or more client contracts” that appeared in our Form 10-K for the year ended December 31, 2011 and should be read in conjunction with that risk factor, as previously updated by us.

As previously disclosed, in the first quarter of 2011 we experienced a cyber-incident during which intruders gained unauthorized access to FIS' network. During the incident, the intruders moved across a number of information technology environments, viewed and downloaded information, and ultimately executed approximately $13.0 million in unauthorized ATM transactions through our Sunrise prepaid card platform resulting in a loss to FIS. We are aware of no evidence that any of our clients or their customers suffered any direct financial loss as a result of the 2011 cyber-incident.
While the attackers engaged in tactics and techniques designed to obscure their movements during the incident and prevent re-creation of their activities fully, we are aware of no evidence of any misuse of information gained by the attackers from our systems environments. A law enforcement investigation of the cyber-incident is ongoing and, with our outside cyber security consultants, we are continuing our own efforts to understand the full extent of the activities of the attackers. If additional information regarding the incident is discovered, our current understanding of the attackers' activities during the incident could change, and the result could potentially have a material adverse effect on us. New cyber-incidents or additional cyber-incidents as a result of the previous unauthorized access incident could have a material adverse impact on us. In addition, while there is no pending litigation against us related to this cyber-incident, litigation may result.
In late February 2012, the U.S. Government agencies that regulate federal financial institutions issued a confidential exam report related to our information security, risk management and internal audit functions. In March 2012, these regulators distributed a letter to our clients describing the issues revealed by their review and the enhancements they had requested in our information security, risk and audit programs. This distribution resulted in many questions from our current and prospective clients that we have been continuing to handle.
Given the sequential and year-over-year improvement in sales to North American financial institutions in the third quarter of 2012, we do not believe that the above referenced February 2012 regulatory letter had a significant negative impact on new sales in the third quarter. We are continuing to monitor sales activity and any potential impact of the incident, including our and our regulator's communications.
After hiring our new Chief Information Security Officer and to better understand the cyber-incident, we commissioned an additional third party factual investigation to comprehensively and objectively analyze the 2011 cyber-incident, which is expected to be completed in the next few months. We plan to then communicate material findings, if any, of this investigation to affected clients. If additional information regarding the incident is discovered, or our current understanding of the attackers' activities during the incident changes, it could potentially have a materially adverse effect on us.
Further, although we have implemented significant enhancements in our security systems and environments since the attack, and are continuing to make improvements, we are unable to predict with certainty what if any further communications our regulators will have with our regulated financial institution clients or will require us to have with our clients. We are also unable to predict the effect that any future FIS communications to our clients, whose information may have been viewed or downloaded by the intruders during the 2011 cyber-incident, may have on our business. Any future actions from our regulators or clients could have a material adverse impact on our business.
For further information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Security.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended September 30, 2012:

			Total cost of shares	Shares that may be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
July 2012	1.1	$31.93	$35.1	$914.9
August 2012	0.5	$31.23	$14.9	$900.0
September 2012	1.5	$32.50	$49.8	$850.2
	3.1		$99.8

(1)
On February 7, 2012, our Board of Directors approved a plan authorizing additional repurchases of up to $1.0 billion of our outstanding common stock in the open market, at prevailing market prices or in privately negotiated transactions, through December 31, 2015. The previous authorization was replaced by the February 7, 2012 plan. During the three months ended September 30, 2012, we repurchased an additional 3.1 million shares of our common stock for $99.8 million at an average price of $32.11 per share. Approximately $850.2 million of plan capacity remained available for repurchases as of September 30, 2012.

In connection with the purchase right agreement with WPM, L.P. (“WPM”), a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P, referenced in Note 10 to the Condensed Consolidated Financial Statements (Unaudited)included in Item 1 of Part I of this Report, in August 2012 WPM purchased 33,412 shares of FIS common stock for a nominal amount under the Net Settlement Feature in the agreement. The shares of FIS common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 7, 2012	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 7, 2012	By:	/s/ JAMES W. WOODALL
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