Form 10-K
period 2012-12-31
Fidelity National Information Services, Inc.
filed 2013-02-26
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $8,569,526,804 based on the closing sale price of $34.08 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 294,489,305 million as of January 31, 2013.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2012, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2012 FORM 10-K ANNUAL REPORT

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	20
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosure About Market Risks	38
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	83

PART III
Item 10.	Directors and Executive Officers of the Registrant	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions	83
Item 14.	Principal Accounting Fees and Services	83

PART IV
Item 15.	Exhibits, Financial Statement Schedules	83
Signatures		90
EX-3.2
EX-3.3
EX-10.79
EX-10.80
EX-10.81
EX-10.82
EX-10.83
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

PART I

Item 1.    Business.

Overview

FIS is a leading global provider of banking and payments technologies. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs more than 35,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. FIS topped the 2012 and 2011 annual FinTech 100 list and is a member of the Fortune 500 U.S. and of Standard and Poor’s (S&P) 500® Index.

FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc. and our stock is traded on the New York Stock Exchange under the trading symbol "FIS".

Our growth has been driven organically as well as through acquisitions, which have contributed critical applications that are complementary to or enhance existing offerings, including core banking solutions, outsourcing solutions for community banks, credit unions, and other financial institutions, item processing services, card issuer services, risk management solutions, electronic funds transfer ("EFT") services, and prepaid/gift card processing, including solutions for domestic companies, global organizations and for those domiciled outside of North America.  These strategic acquisitions have enabled us to quickly broaden our available solution offerings, scale our operations, expand our customer base and strengthen our competitive position.

Financial Information About Operating Segments and Geographic Areas

We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”); 2) Payment Solutions Group (“PSG”); 3) International Solutions Group (“ISG”); and 4) Corporate and Other.

Competitive Strengths

We believe that our competitive strengths include the following:

•
Global Reach and Distribution — FIS' worldwide presence, multidimensional solution offerings, customer breadth and employee depth enable us to leverage our client relationships and global scale to drive  revenue growth and operating efficiency.   We are a leader in the markets we serve with a vast and diverse customer base, supported by a large, knowledgeable talent pool of employees around the world.

•	Market Coverage — FIS has comprehensive solutions serving a broad array of customers, including domestic and international financial institutions of all sizes, as well as non-financial institutions.

•
Extensive Domain Expertise and Portfolio Depth — FIS has a significant number and wide range of high quality software applications and services that have been developed over many years with substantial input from our customers to provide them with comprehensive business solutions. In addition, FIS is able to use the modular nature of our software applications and our ability to integrate many of our services with the services of others to provide customized solutions that respond to individualized customer needs. FIS also offers a wide range of flexible service arrangements for the deployment and support of our software, from traditional license and maintenance fee approaches to managed processing arrangements, either at the customer’s site or at an FIS location. We understand the needs of our customers and have developed innovative services that can give them a competitive advantage and reduce their operating costs.

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

Strategy

Our mission is to achieve sustainable revenue and earnings growth through providing superior solutions to our customers. Our strategy to achieve this has been and will continue to be built on the following pillars:

•
Expand Client Relationships — The overall market we serve continues to gravitate beyond single-product purchases to multi-solution partnerships. As the market dynamics shift, we expect our clients to rely more on our multidimensional service offerings. Our leveraged solutions and processing expertise can drive meaningful value and cost savings to our clients through more efficient operating processes, improved service quality and speed for our clients' customers.

•
Buy, Build or Partner to Add Solutions to Cross-Sell  — We continue to invest in growth through internal product development, as well as through product-focused or market-centric acquisitions that complement and extend our existing capabilities and provide us with additional solutions to cross-sell. We also partner from time to time with other entities to provide comprehensive offerings to our customers. By investing in solution innovation and integration, we continue to expand our value proposition to clients.

•
Support Our Clients Through Market Transformation — The changing market dynamics are transforming the way our clients operate, which is driving incremental demand for our leveraged solutions, consulting expertise, and services around intellectual property. Our depth of services capabilities enables us to become involved earlier in the planning and design process to assist our clients as they manage through these changes.

•
Continually Improve to Drive Margin Expansion  — We strive to optimize our performance through investments in infrastructure enhancements and other measures that are designed to drive organic revenue growth and margin expansion.

•	Build Global Diversification — We continue to deploy resources in emerging global markets where we expect to achieve meaningful scale.
Revenues by Segment

The table below summarizes the revenues by our reporting segments (in millions):

	2012	2011	2010
FSG	$2,246.4	$2,076.8	$1,890.8
PSG	2,380.6	2,372.1	2,354.2
ISG	1,180.5	1,177.6	917.0
Corporate & Other	0.1	(0.9)	(16.4)
Total Consolidated Revenues	$5,807.6	$5,625.6	$5,145.6

Financial Solutions Group

The focus of FSG is to provide the most comprehensive software and services for the core processing, customer channel, treasury services, cash management, wealth management and capital market operations of our financial institution customers in North America. We service the core and related ancillary processing needs of North American banks, credit unions, automotive financial companies, commercial lenders, and independent community and savings institutions. FIS offers a broad selection of in-house and outsourced solutions to banking customers that span the range of asset sizes. FSG customers are typically committed under multi-year contracts that provide a stable, recurring revenue base and opportunities for cross-selling additional financial and payments offerings.

We employ several business models to provide our solutions to our customers. We typically deliver the highest value to our customers when we combine our software applications and deliver them in one of several types of outsourcing arrangements, such as an application service provider, facilities management processing or an application management arrangement. We are also able to deliver individual applications through a software licensing arrangement. Based upon our expertise gained through the foregoing arrangements, some clients also retain us to manage their IT operations without using any of our proprietary software.

Our solutions in this segment include:

•
Core Processing and Ancillary Applications.  Our core processing software applications are designed to run banking processes for our financial institution clients, including deposit and lending systems, customer management, and other central management systems. Our diverse selection of market-focused core systems enables FIS to effectively compete in a wide range of markets. We also offer a number of services that are ancillary to the primary applications listed above, including branch automation, back office support systems and compliance support. In addition, our wealth management services address the specific needs of the affluent markets as well as commercial clients. We also offer an application suite that assists automotive finance institutions in evaluating loan applications and credit risk and managing their loan and lease portfolios.

•
Internet and eBanking Channel Solutions.  Our comprehensive suite of retail delivery applications enables financial institutions to integrate and streamline customer-facing operations and back-office processes, thereby improving customer interaction across all channels (e.g., branch offices, Internet, ATM, call centers). The FIS focus on consumer access has driven significant market innovation in this area, with multi-channel and multi-host solutions and a strategy that provides tight integration of services and a seamless customer experience. Our Consumer Electronic Banking and Business Internet Banking both provide an extensive set of cash management capabilities, enabling customers to manage banking and payments through the Internet, mobile devices, accounting software and telephone. Corporate Electronic Banking solutions provide commercial treasury capabilities including cash management services and multi-bank collection and disbursement services that address the specialized needs of corporate customers. FIS systems provide full accounting and reconciliation for such transactions, serving as the system of record.

•
Fraud, Risk Management and Compliance Solutions.  Our decision solutions offer a full spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing mature customer accounts and fraud. Our applications include know-your-customer, new account decisioning, new account opening, account and transaction management, fraud management and collections. Our risk management services utilize our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account or accepting a check at either the point-of-sale, a physical branch location, or through the Internet. Our systems utilize a combination of advanced authentication procedures, predictive analytics, artificial intelligence modeling and proprietary and shared databases to assess and detect fraud risk for deposit transactions for financial institutions.

•
Syndicated Lending.  Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination, trade and servicing.

•
Global Commercial Services.  Our global commercial services include solutions, both onshore and offshore, designed to meet the technology challenges facing principally U.S. based clients, large or small, including financial institutions and non-financial institutions. Our technology solutions range in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures. We also provide outsourcing teams to manage costs, improve operational efficiency, transform processes and deliver world-class customer service. There is an increased trend toward outsourcing in our customer base, thus expansion of these services represents one of FIS’ growth drivers.

•
Strategic Consulting Services. We acquired The Capital Markets Company NV ("Capco") in December 2010. Capco provides integrated consulting, technology and complex, large-scale transformation services. Capco specializes in banking, capital markets, wealth and investment management, finance, risk and compliance, and technology. Capco's North American operations are included in FSG.

Payment Solutions Group

PSG provides a comprehensive set of software and services for the EFT, card processing, item processing, bill payment, and government payments processing needs of our customers in North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks and credit unions, commercial lenders, independent community and savings institutions and government institutions. PSG customers typically commit to multi-year contracts that provide recurring revenues based on underlying payment transaction volumes.

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

•
Credit Card Solutions.  More than 4,900 financial institutions utilize a combination of our technology and/or services to issue VISA®, MasterCard® or American Express® branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Our services range from card production and activation to an extensive range of fraud management services to value-added loyalty programs designed to increase card usage and fee-based revenues. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing customers. In addition, our merchant card processing service provides everything a financial institution needs to manage its merchant card activities, including point-of-sale equipment, transaction authorization, draft capture, settlement, charge-back processing and reporting.

•
Government Payments Solutions.  We provide comprehensive, customized electronic service applications for government agencies, including Internal Revenue Service (IRS) payment services. We also facilitate the collection of state income taxes, real estate taxes, utility bills, vehicle registration fees, driver’s license renewal fees, parking tickets, traffic citations, tuition payments, court fees and fines, hunting and fishing license fees, as well as various business licenses.

•
ePayment Solutions.  We provide reliable and scalable bill publishing and bill consolidation technology for our customers, generating millions of monthly bills and servicing both billers and financial institution customers. Online bill payment functionality includes credit and debit card-based expedited payments. Our end-to-end presentment and payment solution provides an all-in-one solution to meet billers’ needs for the distribution and collection of bills and other customer documents. FIS also provides Automated Clearing House ("ACH") processing.

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

ISG represented approximately 20% of total 2012 revenues, with potential for both growth in existing customer accounts and new account penetration. Management believes the greatest potential for growth is in the Western European, Latin American and Asian markets.

Corporate and Other Segment

The Corporate and Other segment consists of the corporate overhead costs that are not allocated to operating segments. These include costs related to human resources, legal, risk, information security, finance and accounting and domestic sales and marketing, amortization of acquisition-related intangibles and other costs that are not considered when management evaluates operating segment performance.

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

Patents, Copyrights, Trademarks and Other Intellectual Property

The Company owns intellectual property, including trademarks, trade names, copyrights and patents, that is important to its future success. We rely on a combination of contractual restrictions, internal security practices, patents and applicable law to establish and protect our software, technology and expertise worldwide. We rely on trademark law to protect our rights in those brands. While we intend to continue taking appropriate measures to protect our intellectual property rights, these legal protections and arrangements afford only limited protection, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. In general, we own the proprietary rights necessary for the conduct of our business, although we do license certain items from third parties under arms-length agreements for varying terms.

Competition

Our primary competitors include internal technology departments within financial institutions and retailers, data processing or software development departments of large companies or large computer manufacturers, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services and companies that market software for the financial services industry. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings. Specific competitors for both financial and payment solutions include Fiserv, Inc. and Jack Henry and Associates, Inc. In the core processing market, we also compete with International Business Machines Corporation (IBM), Accenture Ltd., Alliance Data Systems Corporation, DST Systems, Harland Financial Solutions, Inc., SEI Investments Company, ACI Worldwide, SunGard Data Systems, Inc. and in certain non-U.S. markets, Alnova Technologies Corporation, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited), Misys plc, Infosys Technologies Limited and Temenos Group AG. Our competitors in the card services market include MasterCard Incorporated, Visa Inc., and third-party credit and debit card processors, such as First Data Corporation, Total System Services, Inc., HP Enterprise Services and Payment Systems for Credit Unions (PSCU). Competitors in the check risk management services market include First Data Corporation’s TeleCheck Services division, Heartland Payments Systems, Inc., Total Systems Services, Inc. and Global Payments, Inc.

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

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity-type functions within a technology platform environment. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In the years ended December 31, 2012, 2011 and 2010, approximately 2% to 3% of revenues were invested in research and development efforts (excluding amounts capitalized).

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

•
Money Transfer.  Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. These businesses are also subject to various state, local and tribal licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission and the sale of stored value cards to register as a money transmitter with that jurisdiction's banking department.

•
Consumer Reporting and Protection.  Our retail check authorization services (Certegy Check Services) and account opening services (ChexSystems) maintain databases of consumer information and, as a consequence, are subject to the Federal Fair Credit Reporting Act and similar state laws. Among other things, the Federal Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their files, to dispute their accuracy, and to require verification or removal of disputed information. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we strive to maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling disputes.
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
The Dodd-Frank Act was enacted and signed into law on July 21, 2010. Among other provisions, this legislation created the Consumer Financial Protection Bureau (the "Bureau"), whose sole focus is to develop, implement and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection rules promulgated by the Bureau, including enhanced oversight of non-financial institutions providing financial services. For financial institutions with less than $10 billion in assets, enforcement of the rules will be carried out by such institution's primary federal regulator.
The Dodd-Frank Act also amended the Electronic Fund Transfer Act (''EFTA'') by adding a new section 920 regarding limitations on certain interchange transaction fees and modification of certain payment card network rules. This provision requires that the Federal Reserve Board enact regulations governing interchange fees and network fees arising from electronic debit card and reloadable general-use gift card transactions. Specifically, the amount of interchange fees that apply to such transactions on cards issued by financial institutions with more than $10 billion in assets must be “reasonable and proportional” to the costs incurred by a financial institution in connection with such transactions. Pursuant to this provision, the Federal Reserve Board's final regulations (announced on June 29, 2011 and effective on October 1, 2011) establish a maximum permissible interchange fee that a covered issuer may receive for an electronic debit transaction, in the amount of $0.21 per transaction and five basis points multiplied by the value of the transaction, plus a possible $0.01 fraud prevention adjustment. Issuers that, together with their affiliates, have assets of less than $10 billion are exempt from these debit card interchange fee restrictions.

The maximum interchange fee established by the Federal Reserve Board for covered transactions is a significant reduction from the pre-October 1, 2011 per transaction average rate. For FIS, interchange fees are primarily pass-through fees to non-regulated issuers and this change did not have a direct impact on our earnings. However, it is uncertain what the indirect financial impact will be on FIS, as our clients are faced with significant revenue reductions from the interchange rate changes. Moreover, since not all regulations implementing the Dodd-Frank Act have been finalized, we are uncertain as to what extent the legislation may affect our business in the future. The remaining proposed regulations do not appear to be intended to directly affect interchange fees applicable to credit card transactions, but they do prohibit networks from “inhibiting” retailers from setting minimum purchase amounts for use of credit cards, as long as the minimum purchase amount is not greater than $10, so long as the value does not differentiate between card issuers or payment card networks.

The Dodd-Frank Act also prohibits payment card issuers and payment networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks. The effective date for this network exclusivity prohibition was April 1, 2012 with respect to issuers and October 1, 2011 with respect to networks. Issuers of certain health-related and other benefit cards and general-use prepaid cards have a delayed effective date of April 1, 2013, or later in certain circumstances.

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

Disclosure Pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (the “Act”), which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities during the period covered by the report. Neither we nor any of our controlled affiliates or subsidiaries engaged in any of the specified activities during 2012. However, because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controlled us or is under common control with us (“control” is also construed broadly by the SEC). During 2012, Warburg Pincus LLC (“Warburg”) was potentially an upstream affiliate of ours as so defined, as a result of the share ownership of WPM, LP (which owned 14.2% of our outstanding stock as of February 27, 2012, but only owns 6.5% as of the date of this report) and its right to designate a single director to our eight person board of directors. Warburg has informed us that Bausch & Lomb Incorporated (“Bausch & Lomb”), a company controlled by Warburg, has provided it with the following information relevant to Section 13(r). We have no involvement in or connection with the activities of Bausch & Lomb or any of its subsidiaries and receive no revenue from them, and have not independently verified or participated in the disclosure provided by Warburg pursuant to the Act. To comply with the Act, Warburg provided us with the following disclosure:

“Bausch & Lomb, an eye health company, makes sales of human healthcare products to benefit patients in Iran under licenses issued by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”). In 2012, Bausch & Lomb was granted licenses by OFAC, extending to its foreign affiliates doing business in Iran. Before the U.S. Government extended OFAC sanctions to entities controlled by U.S. persons in October 2012, it was permissible under U.S. law for non-U.S. affiliates to engage in sales to Iranian customers under limited circumstances. In accordance with these requirements, during the first three quarters of 2012, certain of Bausch & Lomb's non‑U.S. affiliates engaged in sales to Iran from its Surgical - Consumables business, which includes certain intraocular lenses and other products used to help people retain or regain sight. Its non-U.S. affiliate, Technolas Perfect Vision GmbH (“TPV”), which sells ophthalmic surgery systems and related products used in connection with refractive and cataract surgery, also engaged in sales to Iran. These sales were all conducted through a distributor, which also engaged in certain registration and licensing activities with the Iranian government involving Bausch & Lomb's products. The Iranian distributor is not listed on any U.S. sanctions lists and is not a government-owned entity. However, the downstream customers of this distributor included public hospitals, which may be owned or controlled directly or indirectly by the Iranian government. The entire gross revenues attributable to Bausch & Lomb's Surgical - Consumables business not conducted pursuant to an OFAC license in Iran during 2012 were US$5,058,000 and the gross profits were US$2,690,000. The entire gross revenues attributable to TPV's sales to Iran during 2012 not under OFAC license were € 1,738,900 and the gross profits were € 958,624. Bausch & Lomb does not have sufficient information to specify what proportion of these sales may relate to Iranian government end customers of its distributor. The purpose of Bausch & Lomb's Iran-related activities is to provide access to important and sight-saving products to surgeons and patients in Iran, and to improve the eye healthcare of the Iranian people. For this reason, Bausch & Lomb and its affiliates plan to continue their existing activities and operations in Iran; however, as noted above, all of this business (including business conducted by non-U.S. companies) is conducted pursuant to licenses issued by OFAC.”

Information Security

Globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public, sensitive information. FIS is not immune to such attacks. As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including but not limited to sensitive information of our customers and personal consumer data. We also operate payment, cash access and prepaid card systems. For more information on Information Security, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.
Employees

As of December 31, 2012, we had more than 35,000 employees, including approximately 21,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 11,100 of our employees, primarily in Brazil and Germany, are represented by labor unions. We consider our relations with employees to be good.

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

Risks Related to Our Business and Operations

Consolidations and business failures in the banking and financial services industry could adversely affect our business by eliminating some of our existing and potential customers and making us more dependent on a more limited number of customers.

There has been and continues to be substantial consolidation activity in the banking and financial services industry. In addition, many financial institutions that experienced negative operating results, including some of our customers, have failed. These consolidations and failures reduce our number of potential customers and may reduce our number of existing customers, which could adversely affect our revenues, even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our customers fail and/or merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

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

Global economic, political and other conditions, including business cycles and consumer confidence, may adversely affect our customers or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability.
A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States, or increases in interest rates in key countries in which we operate may adversely affect consumer spending, including related consumer debt, reduce check writing and change credit and debit card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions that we service.
Constraints within global financial markets or international regulatory requirements could constrain our financial institution customers' ability to purchase our services, impacting our future growth and profitability.

A significant number of our customers and potential customers may hold sovereign debt or be subject to emerging international requirements such as Basel III, which could require changes in their capitalization and hence the amount of their working capital available to purchase our services. These organizations could have their capital constrained if the value of sovereign debt of nations such as Greece, Spain, Italy, Ireland or Portugal continues to decline, if additional countries default on their debt, or if emerging regulatory requirements such as Basel III require institutions to alter their capital structures. These potential constraints could alter the ability of customers or potential customers to purchase our services and thus could have a significant impact on our future growth and profitability.

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

The sales and implementation cycles for many of our software and service offerings can be lengthy and require significant investment from both our customers and FIS. If we fail to close sales or if a customer chooses not to complete an installation after expending significant time and resources to do so, our business, financial condition, and results of operations may be adversely affected.
The sales and associated deployment of many of our software or service offerings often involve significant capital commitments by our customers and/or FIS. Potential customers generally commit significant resources to an evaluation of available software and services and require us to expend substantial time, effort, and money educating them prior to sales. Further, as part of the sale or deployment of our software and services, customers may also require FIS to perform significant related services to complete a proof of concept or custom development to meet their needs. All of the aforementioned activities may expend significant funds and management resources and, ultimately, the customer may determine not to close the sale or complete the implementation. If we are unsuccessful in closing sales or if the customer decides not to complete an implementation after we expend significant funds and management resources or we experience delays, it could have an adverse effect on our business, financial condition, and results of operations.
Failure to obtain new clients or renew client contracts on favorable terms could result in a lower number of clients and adversely affect results of operations and financial condition.
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

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers or our customers may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in: (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of customers; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through controls, including system redundancies, security controls, application development and testing controls and disclaimers and limitation-of-liability provisions in our license and customer agreements, we cannot be certain that these measures will always be successful in preventing disruption or limiting our liability.

The Dodd-Frank Act may result in business changes for our customers that could have an adverse effect on our financial condition, revenues, results of operations, or prospects for future growth and overall business.
Our customers, and as a result our associated software and services, are required to comply with numerous regulations. The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the regulations governing the financial services industry within the United States, established the Consumer Financial Protection Bureau and will require this and other federal agencies to implement many new regulations, which have the potential to increase the amount and types of regulation on areas of our business that were not previously regulated. The Durbin Amendment established interchange fee ceilings and allowed merchants to direct routing of transactions, both effective October 1, 2011, and established provisions that require all issuers to utilize at least two unaffiliated networks for processing, effective April 1, 2012. These changes may alter the nature or type of card programs offered by our customers, which could have an ongoing impact on our future growth or revenue for debit cards or other card programs. Further, these changes could impact the volume or dollar amount of transactions that are routed through our network, which could alter the number of transactions that we process and impact our future processing fee revenue.
Several new regulations and rules will be written and implemented as directed by the aforementioned legislation and these new rules and regulations will require our customers or potential customers to comply with new requirements and could require FIS to directly comply with new regulations. See "Item I. Business. Government Regulation" for more information regarding certain of these new requirements. These new requirements could result in the need for FIS to make capital investments to modify our products and services to facilitate our customers and potential customers' compliance, as well as to deploy additional processes or reporting to comply with new regulations. Further, requirements of the new regulations could result in changes in our customers' business practices and those of other marketplace participants that may alter the delivery of services to consumers, which could impact the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers. As a result, the new legislation could have an adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
Many of our customers are subject to a regulatory environment and to industry standards that may change in a manner that reduces the number of transactions in which our customers engage and, therefore, reduces our revenues.
Our customers are subject to a number of government regulations and industry standards with which our services must comply. Our customers must ensure that our services and related products work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our customers' businesses that could lead to increased operating costs and could reduce the convenience and functionality of our products and services, possibly resulting in reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.
Regulations enacted by the Consumer Financial Protection Bureau may require FIS to enact new business practices which may require capital investment which could impact our future operating results.
The Consumer Financial Protection Bureau regulates financial and non-financial institutions and providers to those organizations. The Bureau is establishing its regulatory agenda and will likely pass additional rules for regulating non-financial institution providers to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices. The impact of these rules may require FIS or its subsidiaries to be subject to additional regulation and adopt additional business practices that could require additional capital expenditures or impact our operating results.

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

Interchange fees and related practices have been receiving significant legal and regulatory scrutiny worldwide. The resulting regulatory changes that could occur from proposed regulations could alter the fees charged by card associations and debit networks worldwide. The impact from the regulations could change from time to time and the resulting changes in fees could impact the card issuance or services offered by our customers, which could have an adverse impact on our business or financial condition due to reductions or changes in types of transactions processed on behalf of our customers. See "Item I. Business. Government Regulation" for more information.

If we fail to comply with applicable regulations or to meet regulatory expectations, our business, results of operations or financial condition could be adversely impacted.

The majority of our data processing services for financial institutions are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by various federal and state regulatory authorities. If we fail to comply with any applicable regulations or guidelines for operations of a data services provider, we could be subject to regulatory actions or regulatory rating changes, may not meet contractual obligations, or suffer harm to our client relationships or reputation. Failure to meet the aforementioned requirements or to adapt to new requirements at the Federal, state or international level could inhibit our ability to retain existing customers or obtain new customers, which could have an adverse impact on our business, results of operations and financial condition.

In addition to our data processing services described above, we also have business operations that store, process or transmit consumer information or have direct relationships with consumers that are obligated to comply with regulations, including, but not limited to, the Federal Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act and applicable privacy requirements. Further, our international businesses must comply with applicable laws such as the U.S. Foreign Corrupt Practices Act. Failure to maintain compliance with or adapt to changes in any of the aforementioned requirements could result in fines, penalties or regulatory actions that could have an adverse impact on our business, results of operations and financial condition.
Security breaches, our own failure to comply with laws and regulations or industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation and could result in a breach of one or more client contracts.
As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records to support our customers' transaction processing, as well as part of our check authorization and collection businesses. The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information we secure could be compromised. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in our operations. These risks are increased when we transmit information over the Internet and due to increasing security risks posed by organized crime and politically motivated hackers.
As previously disclosed, in the first quarter of 2011 we experienced a cyber-incident during which intruders gained unauthorized access to FIS' network. During the incident, the intruders moved across a number of information technology environments, viewed and downloaded information, and ultimately executed approximately $13.0 million in unauthorized ATM transactions through our Sunrise prepaid card platform, resulting in a loss to FIS. We are aware of no evidence that any of our clients or their customers suffered any direct financial loss as a result of the 2011 cyber-incident.
During the 2011 cyber-incident, the attackers also engaged in tactics and techniques designed to obscure their movements and to prevent a full re-creation of their activities. Nonetheless, it was the opinion of the cyber-security consultant we retained in March 2011 and representatives of law enforcement that the attackers were focused on the theft of money from the Sunrise prepaid platform. If additional information regarding the incident is discovered, our current understanding of the attackers' activities during the incident could change, and the result could potentially have a material adverse effect on us. New cyber-incidents or additional cyber-incidents as a result of the previous unauthorized access incident could have a material adverse impact on us. In addition, while there is no pending litigation against us related to this cyber-incident, litigation may result.
In late February 2012, the federal agencies that regulate financial institutions and provide regulatory oversight for FIS issued a confidential exam report related to our information security, risk management and internal audit functions. We responded to this report and described the actions that we have taken and will take to improve these functions. The regulatory agencies distributed a letter to our clients in March 2012 describing the enhancements they had requested in our information security, risk management and internal audit functions. This letter acknowledged our commitment to address these requests expeditiously. In the fourth quarter of 2012, the regulatory agencies completed the fieldwork for their regularly scheduled examination of FIS. A final report is pending at the time of this filing.
After hiring our new Chief Information Security Officer, we commissioned an additional third-party factual investigation to analyze the 2011 cyber-incident comprehensively and objectively. This investigation is not yet complete; however, additional information has been provided to us by the investigators indicating that limited data, affecting a small number of our customers, may have been accessed or was accessed during the 2011 cyber-incident. We are in the process of communicating this information with the affected customers. We do not expect that this additional information and the communication thereof to our customers will have a material adverse effect on the Company, although we cannot predict this with certainty. It is possible that additional information regarding the 2011 cyber-incident could be discovered and our current understanding of the attackers' focus and activities during the incident could change, either of which could potentially have a material adverse effect on the Company.
Further, although we have implemented significant enhancements in our security systems and environments since the attack, and are continuing to make improvements, we are unable to predict with certainty what, if any, further communications our regulators will have with our regulated financial institution clients or will require us to have with our clients. We are also unable to predict the effect that any future FIS communications to our clients may have on our business. Any future actions from our regulators or clients could have a material adverse impact on our business.
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

If a check that we have guaranteed is dishonored by the check writer’s bank, we must reimburse our merchant customer for the check’s face value and pursue collection of the amount from the check writer. In some cases, we recognize a liability to our merchant customers for estimated check returns and a receivable for amounts we estimate we will recover from the check writers, based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned may exceed our estimates and actual amounts recovered by us may be less than our estimates.
Lack of system integrity, fraudulent payments, credit quality related to funds settlement or the availability of clearing services could result in a financial loss.
We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment as well as the detection or prevention of fraudulent payments. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised, this could result in a financial loss to us. In addition, we rely on various financial institutions to provide ACH services in support of funds settlement for certain of our products. If we are unable to obtain such ACH services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us. Furthermore, if one of our customers for which we facilitate settlement suffers a fraudulent event due to an error of their controls, we may suffer a financial loss if the customer does not have sufficient capital to cover the loss.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

Our international operations represent approximately 20% of total 2012 revenues, which are largely conducted in currencies other than the U.S. Dollar, including the Brazilian Real, British Pound and Euro. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), differences in business practices and changes in the value of the U.S. Dollar versus local currencies. In addition, we are less well-known internationally than in the United States, have less experience with local business conditions and may face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance.

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

Our senior management team has significant experience in the financial services industry, either at FIS or with clients or competitors, and the loss of this leadership could have an adverse effect on our business, operating results and financial condition. Further, the loss of this leadership may have an adverse impact on senior management's ability to provide effective oversight and strategic direction for all key functions within the Company, which could impact our future business, operating results and financial condition.

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
Risks Related to Business Combinations and Ventures

We have a substantial investment in our Brazilian Venture and drive significant revenue through that venture that would be lost and result in significant termination costs if our venture partner were to terminate the agreement.

Revenue attributable to our Brazilian Venture partner, Banco Bradesco, accounted for $287.6 million in 2012. The contract that we have with our Brazilian Venture partner allows for the termination of the contract at any point during the 10-year term, which ends September 30, 2020. This risk of contract termination is mitigated by guaranteed performance targets and minimum payments that would be triggered upon the event of an early termination. These payments have been established based on FIS' expected rate of return for the contract over a 10-year period. The required payments and buyouts decline each year and are further reduced by returns in excess of the expected returns for the contract and reduce the overall barrier to exiting the venture. If our partner were to exit the agreement, this could have a significant impact on our future revenue and growth. For further detail on our Brazilian Venture see Note 6 to the Consolidated Financial Statements.

Additionally, we employ approximately 10,200 employees in Brazil who would have the ability to file labor claims if their employment is terminated. If our Brazilian Venture partner were to terminate the agreement, we may be subject to labor claims filed by employees of the Brazilian Venture. These claims, if realized, could result in a significant cost and impact to our earnings.

We have substantial investments in recorded goodwill and other intangible assets as a result of prior acquisitions, and a severe or extended economic downturn could cause these investments to become impaired, requiring write-downs that would reduce our operating income.

As of December 31, 2012, goodwill aggregated to $8,381.5 million, or 61.9% of total assets, and other indefinite lived intangible assets aggregated to $81.3 million, or 0.6% of total assets. Current accounting rules require goodwill and other indefinite lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our 2012 annual assessment of the recoverability of goodwill indicated that the fair values of the Company’s reporting units were in excess of the carrying values of those reporting units, and thus no goodwill impairment existed as of December 31, 2012. Likewise, the fair value of indefinite lived intangible assets was also in excess of the carrying value of those assets as of December 31, 2012. However, if worldwide or United States economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, the carrying amount of our goodwill and other indefinite lived intangible assets may no longer be recoverable and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition.

As of December 31, 2012, intangible assets with definite useful lives aggregated to $1,494.9 million, or 11.0% of total assets. Current accounting rules require intangible assets with definite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

We will continue to monitor the fair value of our intangible assets as well as our market capitalization and the impact of any economic downturn on our business to determine if there is an impairment in future periods.

Risks Related to our Indebtedness

Losses, consolidations and failures in the financial services industry may impact our ability to borrow funds or the ability of our lenders to fulfill their obligations under our interest rate swap agreements.

Some financial institutions continue to be challenged by negative operating results. In certain cases, these negative operating results have led to financial institution failures and/or consolidations. As a result, lenders may become insolvent or further tighten lending standards, which could in turn make it more difficult or impossible for lenders to perform their obligations under our interest rate swap agreements or for us to borrow under our revolving loan, obtain financing on favorable terms, or obtain financing or interest rate swap agreements at all. Our financial condition and results of operations could be adversely affected if a financial institution fails to fulfill its obligations under our interest rate swap agreements or we are unable to draw funds under our revolving loan or obtain other cost-effective financing.

Our existing levels of debt and debt service requirements may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2012, we had total debt of approximately $4,385.5 million. This level of debt could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to fulfill or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

The covenants relating to our notes and the FIS Credit Agreement are limited and do not prohibit us from incurring additional debt or taking other actions that could exacerbate the risks described in the preceding risk factor or otherwise negatively impact holders of our notes.

We may be able to incur substantially more debt in the future. Although the indenture governing our Notes and the agreements governing the FIS Credit Agreement (as both are defined in Note 13 to the Consolidated Financial Statements) and other indebtedness each contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2012, we had approximately $1,022.9 million of borrowing capacity available under our existing FIS Credit Agreement. To the extent new debt is added to our current levels, the risks described above could substantially increase.

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

•
the reaction of our current and potential customers to the regulatory letter we received about information security, risk management and internal audit following the security breach we experienced in early 2011 and to any other communications about such topics from our regulators or from us;

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

FIS’ corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 140 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs.

Item 3.	Legal Proceedings.
In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matter listed below, depart from customary litigation incidental to its business.
As background to the disclosure below, please note the following:

•	This matter raises difficult and complicated factual and legal issues and is subject to many uncertainties and complexities.

•
The Company reviews all of its litigation matters on an on-going basis and follows the authoritative provisions for accounting for contingencies when making accrual and disclosure decisions. A liability must be accrued if (a) it is probable that a liability has been incurred and (b) the amount of loss can be reasonably estimated. If one of these criteria has not been met, disclosure is required when there is at least a reasonable possibility that a loss may have been incurred. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals. Legal fees associated with defending litigation matters are expensed as incurred.

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the second quarter of 2012, the Defendants filed a Motion for Judgment on the Pleadings and a Motion to Stay Discovery. The Court subsequently denied the Motion to Stay Discovery but has not yet ruled on the Motion for Judgment on the Pleadings. In the third quarter of 2012, the Court entered a Case Management and Scheduling Order. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. The Motion for Judgment on the Pleadings was denied as moot following entry of the amended complaint adding claims with respect to a fourth patent. On December 3, 2012, Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. On January 15, 2013, Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   The Court has not yet ruled on either of the summary judgment motions. Trial is scheduled for January 2014. Discovery is ongoing. Due to the early stage of this matter, an estimate of a possible loss or range of loss, if any, for this action cannot be made at this time.
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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS.” The table set forth below provides the high and low closing sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2012 and 2011.

	High	Low	Dividend
2012
First Quarter	$33.35	$26.43	$0.20
Second Quarter	$34.08	$31.24	$0.20
Third Quarter	$34.80	$30.71	$0.20
Fourth Quarter	$36.97	$30.89	$0.20
2011
First Quarter	$32.79	$27.95	$0.05
Second Quarter	$33.54	$30.07	$0.05
Third Quarter	$31.32	$24.10	$0.05
Fourth Quarter	$27.31	$22.58	$0.05

As of January 31, 2013, there were approximately 14,000 shareholders of record of our common stock.

We expect to continue to pay quarterly dividends, which were increased from $0.05 to $0.20 per share per quarter in 2012. On February 12, 2013, the Board of Directors approved an additional increase to $0.22 per share per quarter beginning in the first quarter of 2013. However, the declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in our debt agreements. A regular quarterly dividend of $0.22 per common share is payable March 29, 2013 to shareholders of record as of the close of business on March 15, 2013.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

On February 7, 2012, our Board of Directors approved a plan authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions of up to $1,000.0 million through December 31, 2015. This share repurchase authorization replaced any existing share repurchase authorization. We repurchased 10.3 million shares of our common stock for $350.3 million at an average price of $33.84 during the year ended December 31, 2012, under this plan, including the repurchase of 5.7 million shares from WPM, L.P. for $200.0 million, or $35.03 per share, in December 2012. Approximately $649.7 million of plan capacity remained available for repurchases as of December 31, 2012.

On October 18, 2011, our Board of Directors approved a plan authorizing repurchases of up to $500.0 million of our outstanding common stock through December 31, 2013. We repurchased 1.4 million shares of our common stock for $38.0 million at an average price of $26.51 during the year ended December 31, 2011 under this plan. In January 2012, we repurchased an additional 3.7 million shares of our common stock for $101.1 million at an average price of $27.32. This plan was replaced by the February 7, 2012 authorization plan approved by our Board of Directors.

On February 4, 2010, our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million at an average price of $22.97 in 2010 under this plan. We repurchased an additional 13.6 million shares of our common stock for $361.2 million at an average price of $26.56 during the year ended December 31, 2011 under this plan. No additional shares of our common stock remain available to repurchase under this plan as of December 31, 2012.

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

Stock Performance Graph

The performance graph below shows the cumulative total shareholder return on our common stock for the period starting on December 31, 2007, and ending on December 31, 2012. This is compared with the cumulative total returns over the same period of (1) the S&P 500 Index and (2) the S&P Supercap Data Processing & Outsourced Services Index (peer group). The graph assumes that on December 31, 2007, $100 was invested in our common stock and $100 was invested in the other two indices, with dividends reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fidelity National Information Services, Inc., the S&P 500 Index, and S&P Supercap Data Processing & Outsourced Services

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Fidelity National Information Services, Inc.
S&P 500
S&P Supercap Data Processing & Outsourced Services

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12

Fidelity National Information Services, Inc.	100.00	70.08	101.93	120.01	117.34	157.38
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Supercap Data Processing & Outsourced Services	100.00	68.26	99.41	97.33	118.68	151.90

Item 6.	Selected Financial Data.

The selected financial data set forth below constitutes historical financial data of FIS and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included elsewhere in this report.

On October 1, 2009, we completed the acquisition of Metavante Technologies, Inc. ("Metavante"). The results of operations and financial position of Metavante are included in the Consolidated Financial Statements since the date of acquisition.

On July 2, 2008, we completed the spin-off of Lender Processing Services, Inc., which was a former wholly-owned subsidiary ("LPS") . For accounting purposes, the results of LPS are presented as discontinued operations. Accordingly, all prior periods have been restated to present the results of FIS on a stand alone basis and include the results of LPS up to July 2, 2008, as discontinued operations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(In millions, except per share data)
Statement of Earnings Data:
Processing and services revenues	$5,807.6	$5,625.6	$5,145.6	$3,680.1	$3,359.5
Cost of revenues	3,946.9	3,919.1	3,553.7	2,720.5	2,616.1
Gross profit	1,860.7	1,706.5	1,591.9	959.6	743.4
Selling, general and administrative expenses	781.5	647.9	654.0	541.6	381.0
Impairment charges	—	9.1	154.9	136.9	26.0
Operating income	1,079.2	1,049.5	783.0	281.1	336.4
Total other income (expense)	(248.0)	(322.5)	(184.9)	(121.9)	(155.6)
Earnings from continuing operations before income taxes and equity in loss of unconsolidated entities	831.2	727.0	598.1	159.2	180.8
Provision for income taxes	270.9	232.4	208.4	53.0	57.6
Equity in loss of unconsolidated entities	—	—	—	—	(0.2)
Earnings from continuing operations, net of tax	560.3	494.6	389.7	106.2	123.0
Earnings (loss) from discontinued operations, net of tax	(79.2)	(13.5)	(31.8)	2.3	96.5
Net earnings	481.1	481.1	357.9	108.5	219.5
Net (earnings) loss attributable to noncontrolling interest	(19.9)	(11.5)	46.6	(2.6)	(4.7)
Net earnings attributable to FIS	$461.2	$469.6	$404.5	$105.9	$214.8
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.85	$1.61	$1.26	$0.44	$0.62
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.27)	(0.04)	(0.09)	0.01	0.50
Net earnings per share — basic attributable to FIS common stockholders	$1.58	$1.56	$1.17	$0.45	$1.12
Weighted average shares — basic	291.8	300.6	345.1	236.4	191.6
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.82	$1.57	$1.24	$0.43	$0.61
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.27)	(0.04)	(0.09)	0.01	0.50
Net earnings per share — diluted attributable to FIS common stockholders	$1.55	$1.53	$1.15	$0.44	$1.11
Weighted average shares — diluted	297.5	307.0	352.0	239.4	193.5
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$540.4	$483.1	$436.3	$103.6	$118.9
Earnings (loss) from discontinued operations, net of tax	(79.2)	(13.5)	(31.8)	2.3	95.9
Net earnings attributable to FIS common stockholders	$461.2	$469.6	$404.5	$105.9	$214.8

	As of December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$517.6	$415.5	$338.0	$430.9	$220.9
Goodwill	8,381.5	8,542.8	8,550.0	8,232.9	4,194.0
Other intangible assets, net	1,576.2	1,903.3	2,202.9	2,396.8	924.3
Total assets	13,549.7	13,873.2	14,176.3	13,997.6	7,500.4
Total long-term debt	4,385.5	4,809.8	5,192.1	3,253.3	2,514.5
Total FIS stockholders’ equity	6,640.9	6,503.0	6,403.2	8,308.9	3,532.8
Noncontrolling interest	152.7	148.2	158.4	209.7	164.2
Total equity	6,793.6	6,651.2	6,561.6	8,518.6	3,697.0
Cash dividends declared per share	$0.80	$0.20	$0.20	$0.20	$0.20

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2012
Processing and services revenues	$1,413.4	$1,457.2	$1,436.9	$1,500.1
Gross profit	423.9	476.1	468.1	492.6
Earnings from continuing operations before income taxes	142.2	224.3	232.4	232.3
Net earnings attributable to FIS common stockholders	87.1	150.6	86.8	136.7
Net earnings per share — basic attributable to FIS common stockholders	$0.30	$0.51	$0.30	$0.47
Net earnings per share — diluted attributable to FIS common stockholders	$0.29	$0.50	$0.29	$0.46
2011
Processing and services revenues	$1,352.8	$1,413.3	$1,398.2	$1,461.3
Gross profit	376.5	423.9	432.9	473.2
Earnings from continuing operations before income taxes	145.0	188.6	211.9	181.5
Net earnings attributable to FIS common stockholders	92.8	123.5	136.3	117.0
Net earnings per share — basic attributable to FIS common stockholders	$0.31	$0.41	$0.45	$0.39
Net earnings per share — diluted attributable to FIS common stockholders	$0.30	$0.40	$0.44	$0.39

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010.

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

Overview

FIS is a leading global provider dedicated to banking and payments technologies. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs more than 35,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. FIS topped the 2012 and 2011 annual FinTech 100 list, is a member of the Fortune 500 U.S. and of Standard and Poor’s (S&P) 500® Index. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included above in Item 1. Business and the results of operations of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is derived from a combination of recurring services, professional services and software license fees.  Recurring services, which have historically represented approximately 80% of our revenue,  are provided under multi-year contracts that contribute relative stability to our revenue stream.  However, a significant portion of these recurring revenues are derived from transaction processing fees that fluctuate with the level of deposit and card transactions associated with consumer and commercial activity.  Sales of software licenses and professional services are less predictable and a portion can be regarded as discretionary spending by our customers.  We continually seek opportunities to enhance revenues and to manage our costs and capital expenditures prudently in light of any shifting revenue trends and in response to broader economic conditions.

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

As the payment market continues to evolve from paper-based to electronic, we continue to add new services responsive to this trend. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. In recent years, we have added a variety of stored-value card types, internet banking, mobile solutions, and electronic bill presentment/payment services, as well as a number of card enhancement and loyalty/reward programs. The common goal of these offerings continues to be convenience and security for the consumer, coupled with value to the financial institution. The evolution to electronic transactions also intensifies the vulnerability to fraud, increasing the demand for our risk management solutions. At the same time, the use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses.

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

While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We anticipate consolidation within the banking industry will continue, including additional bank failures and continuing merger and acquisition activity. As a whole, consolidation activity is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or we are not the merging parties' provider of core or payment processing, or if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

The acquisition of M&I Bank by BMO Harris Bank, both of whom are customers of FIS, is a consolidation that will have a financial impact on the Company. We disclosed in our June 30, 2012 Form 10-Q that we estimated a decline in annual EBITDA run rate of approximately $60.0 million, and that we expected the 2013 impact to be approximately half that amount. We now expect that the 2013 impact will be substantially offset by termination and settlement fees, additional professional services from BMO Harris Bank and other activities expected to occur with BMO Harris Bank. We will continue to work towards reducing the impact in 2014 and beyond by expanding services to BMO Harris Bank, adding new customers and selling additional products and services to existing clients.
The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the regulations governing the financial services industry within the United States, established the new Federal Consumer Financial Protection Bureau and will require this and other federal agencies to implement many new regulations. Regulations under the Durbin Amendment, released by the Federal Reserve in June 2011, mandate a cap on debit transaction interchange fees on cards issued by financial institutions with assets greater than $10.0 billion.  This legislated interchange fee cap has the potential to alter the type and/or volume of card-based transactions that we process on behalf of our customers, but has had an insignificant impact thus far. As we continue to monitor the market participants' actions, we believe we are competitively positioned to offset or take advantage of any potential shifts in payment transaction volume as we offer multiple payment solutions and options to our clients.  The network exclusivity provisions of the Durbin Amendment, which require all debit card issuers to have at least two unaffiliated networks for purposes of processing signature debit and PIN debit transactions, favorably impacted transaction volumes in our NYCE PIN debit network in 2012; however, market participants' actions may positively or negatively impact transaction volumes in the future. In order for our products and services to comply with these new regulations and enable our customers to effectively compete in the marketplace, we may need to make additional capital investments to modify our solutions. Further, the requirements of the new regulations and the timing of their effective dates could result in changes in our customers' business practices that may alter their delivery of services to consumers and the timing of their investment decisions, which could change the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across most major regions during the year ended December 31, 2012, including Europe and Brazil. The majority of our European revenue is generated by clients in Germany, France and the United Kingdom. Those countries encountering the most significant economic challenges, including Spain, Italy, Greece, Ireland and Portugal, account for less than 2% of our international revenue base and less than 0.5% of our consolidated revenue.

Information Security

Globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public, sensitive information. FIS is not immune to such attacks. As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including but not limited to sensitive information of our customers and personal consumer data. We also operate payment, cash access and prepaid card systems.
As previously disclosed, in the first quarter of 2011 we experienced a cyber-incident during which intruders gained unauthorized access to FIS' network. During the incident, the intruders moved across a number of information technology environments, viewed and downloaded information, and ultimately executed approximately $13.0 million in unauthorized ATM transactions through our Sunrise prepaid card platform, resulting in a loss to FIS. We are aware of no evidence that any of our clients or their customers suffered any direct financial loss as a result of the 2011 cyber-incident.
During the 2011 cyber-incident, the attackers also engaged in tactics and techniques designed to obscure their movements and to prevent a full re-creation of their activities. To date, we are aware of no evidence of any misuse of any client information gained by the intruders from our information technology systems environments. This lack of evidence is consistent with the opinion of the cyber-security consultant we retained in March 2011 and representatives of law enforcement that the attackers were focused on the theft of money from the Sunrise prepaid platform.
Since the incident, we have been taking significant steps to improve our information security, including but not limited to:

•	Increasing the monitoring of the servers within our environment to identify potential unauthorized activity and implementing enhanced fraud monitoring and network controls;

•	Completing the necessary re-certifying of Payment Card Industry (PCI) Data Security Standard compliance of the Sunrise prepaid platform;

•	Implementing enhanced information security processes, including creating a cross-functional team to implement enhanced transaction monitoring to detect or prevent fraudulent activity;

•	Expanding risk assessment coverage of internet-facing products and services;

•	Enhancing our Information Security Strategic Plan with short-term and long-term measures to improve FIS' information security;

•	The hiring of a new Chief Information Security Officer (“CISO”), a Chief Risk Officer (“CRO”) and other senior information security and risk management personnel;

•	Improving our inventory of technology, data and information security assets worldwide;

•	Enhancing layers of network security, including intrusion prevention, firewall restrictions, and employee access restrictions;

•	Enhancing network segmentation to separate production environments; and

•	Significantly increasing cyber security, incident response and risk management staff.

In late February 2012, the federal agencies that regulate financial institutions and provide regulatory oversight for FIS issued a confidential exam report related to our information security, risk management and internal audit functions. We responded to this report and described the actions that we have taken and will take to improve these functions. The regulatory agencies distributed a letter to our clients in March 2012 describing the enhancements they had requested in our information security, risk management and internal audit functions. FIS believes that it has made substantial progress in implementing all of these requested enhancements, several of which have been completed. Throughout 2013, FIS will continue to focus on completing these and other enhancements identified since March 2012.
In addition, in 2012 we engaged a third-party expert on behalf of our clients to perform an independent review of our progress in improving our information security, risk management and internal audit initiatives. The expert's report, dated November 30, 2012, was posted on our client communications portal. As part of its review engagement, the expert confirmed the status of our progress, as stated to our clients and the regulatory agencies, up to that date in enhancing our Information Security, Risk Management and Internal Audit programs.
After hiring our new Chief Information Security Officer, we commissioned an additional third party factual investigation to analyze the 2011 cyber-incident, which is nearing completion. As part of this investigation, the investigators provided us with additional information indicating that limited data, affecting a small number of our customers, may have been accessed or, in some cases, was accessed during the 2011 cyber-incident. We are in the process of communicating this information with the affected customers and showing the steps that we have taken to improve our information security systems. We do not expect that this additional information and the communication thereof to our customers will have a material adverse effect on the Company.

It is possible that additional information regarding the 2011 cyber-incident could be discovered and our current understanding of the attackers' focus and activities during the incident could change, either of which could potentially have a material adverse effect on the Company.

We are continuing to work closely with and communicate to our clients about the 2011 cyber-incident, including with respect to the additional information resulting from the ongoing investigation. We are also continuing to focus on improving our internal information security and risk management functions across the Company, and assisting our customers in doing the same. We increased the amounts spent on information security in 2012. Due to the increased frequency and the evolving nature of cyber-incidents, we expect to continue to implement enhancements to protect the security of our information technology systems and data, as well as the information technology data of our clients that we possess.

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

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $19.9 million and $33.1 million as of December 31, 2012 and 2011, respectively. The decrease in 2012 is attributable to resolution of a number of specifically reserved accounts, as well as enhanced collection management.

Provision for Check Guarantee Losses

In our check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, we reimburse our merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. Loss provisions and anticipated recoveries are primarily determined by performing a historical analysis of our check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of our customer volumes, statistical analysis of check fraud trends within our customer volumes, and the quality of returned checks. Once these factors are considered, we establish a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenues. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered may be different than our estimates.

Historically, such estimation processes have proved to be materially accurate; however, our projections of probable check guarantee losses and anticipated recoveries are inherently uncertain and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. We recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $54.7 million, $68.0 million and $69.4 million, respectively, for the years ended December 31, 2012, 2011 and 2010. The year-over-year reduction is consistent with the ongoing decline in retail check activity. A ten percent difference in our estimated check guarantee loss provisions net of estimated recoveries as of December 31, 2012 would have impacted 2012 net earnings by less than $2.0 million, after-tax.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2012 and 2011, computer software, net of accumulated amortization, was $847.0 million and $881.5 million, respectively. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight-line and accelerated methods over its estimated useful life.

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release of the products (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to 10 years, or (2) the ratio of current revenues to total anticipated revenue over its useful life.

In determining useful lives, management considers historical results and technological trends that may influence the estimate. Useful lives for all computer software range from three to 10 years. Amortization expense for computer software was $195.5 million, $209.4 million and $195.1 million in 2012, 2011 and 2010, respectively. Included in discontinued operations in the Consolidated Statement of Earnings was amortization expense on computer software of $3.1 million, $4.5 million and $7.7 million for 2012, 2011 and 2010, respectively. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset (for software to be marketed). There are inherent uncertainties in determining the expected useful life or cash flows to be generated from computer software. While we have not historically experienced significant changes in these estimates, we could be subject to such changes in the future.

Goodwill and Other Intangible Assets

We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, are complex and require a significant amount of management judgment. We generally engage independent valuation specialists to assist us in making fair value determinations. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our definite-lived intangible assets to determine whether such estimated useful lives continue to be appropriate. Additionally, we review our indefinite-lived intangible assets to determine if there is any change in circumstances that may indicate the asset’s useful life is no longer indefinite.

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired and liabilities assumed in business combinations. Goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. In 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. The revised standard allows an entity first to assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to in the guidance as "step zero." If an entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent), the "step one" quantitative assessment must be performed for that reporting unit. ASU 2011-08 provided examples of events and circumstances that should be considered in performing the "step zero" qualitative assessment, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit or the entity as a whole and a sustained decrease in share price.

We assess goodwill for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement. For 2012, primarily for the purpose of refreshing our valuation assumptions, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment. In applying the quantitative analysis, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach utilizes earnings multiples of similarly situated guideline public companies. If the fair value of a reporting unit exceeds the carrying value of the reporting unit's net assets, goodwill is not impaired and further testing is not required. Based upon the current year results of this test, there are no indications of impairment for any of our reporting units.

For 2011, we early adopted the provisions of ASU 2011-08, and began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our reporting units in the 2010 step one analysis. In performing the 2011 step zero qualitative analysis, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one analysis in 2011.

We also estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value annually. For the year ended December 31, 2012, we did not record any impairment charges for acquired intangible assets. During the year ended December 31, 2011, we recorded an impairment charge of $9.1 million related to the Capco trademark in North America. During the year ended December 31, 2010, the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander was deemed impaired due to the exit of Banco Santander. Accordingly, we recorded a pre-tax impairment charge of $140.3 million in the third quarter of 2010. Additionally, in 2010 we recorded a $5.2 million impairment of intangible assets related to the discontinued operations of Participacoes, as discussed in Notes 6 and 9 to the Consolidated Financial Statements.

Determining the fair value of a reporting unit or acquired intangible assets with indefinite lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions and other assumptions.

Accounting for Income Taxes

As part of the process of preparing the Consolidated Financial Statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must reflect this increase or decrease as an expense or benefit within income tax expense in the Consolidated Statements of Earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We believe that our tax positions comply with applicable tax law and that we adequately provide for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that determination is made.

Related Party Transactions

We are a party to certain historical related party agreements as discussed in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

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

•
We have engaged in share repurchase programs throughout all periods presented. In 2012, we repurchased a total of 14.0 million shares for $451.4 million; in 2011, we repurchased 15.0 million shares for $399.2 million; and in 2010, in addition to the Dutch Auction, we repurchased 1.4 million shares for $32.2 million.

As a result of the above transactions, the results of operations and earnings per share in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Consolidated Results of Operations
(in millions, except per share amounts)

	2012	2011	2010
Processing and services revenues	$5,807.6	$5,625.6	$5,145.6
Cost of revenues	3,946.9	3,919.1	3,553.7
Gross profit	1,860.7	1,706.5	1,591.9
Selling, general, and administrative expenses	781.5	647.9	654.0
Impairment charges	—	9.1	154.9
Operating income	1,079.2	1,049.5	783.0
Other income (expense):
Interest income	8.6	6.0	6.4
Interest expense	(231.3)	(264.8)	(179.8)
Other income (expense), net	(25.3)	(63.7)	(11.5)
Total other income (expense)	(248.0)	(322.5)	(184.9)
Earnings from continuing operations before income taxes	831.2	727.0	598.1
Provision for income taxes	270.9	232.4	208.4
Earnings from continuing operations, net of tax	560.3	494.6	389.7
Earnings (loss) from discontinued operations, net of tax	(79.2)	(13.5)	(31.8)
Net earnings	481.1	481.1	357.9
Net (earnings) loss attributable to noncontrolling interest	(19.9)	(11.5)	46.6
Net earnings attributable to FIS	$461.2	$469.6	$404.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.85	$1.61	$1.26
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.27)	(0.04)	(0.09)
Net earnings per share — basic attributable to FIS common stockholders	$1.58	$1.56	$1.17
Weighted average shares outstanding — basic	291.8	300.6	345.1
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.82	$1.57	$1.24
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.27)	(0.04)	(0.09)
Net earnings per share — diluted attributable to FIS common stockholders	$1.55	$1.53	$1.15
Weighted average shares outstanding — diluted	297.5	307.0	352.0
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$540.4	$483.1	$436.3
Earnings (loss) from discontinued operations, net of tax	(79.2)	(13.5)	(31.8)
Net earnings attributable to FIS	$461.2	$469.6	$404.5

Processing and Services Revenues

Processing and services revenues totaled $5,807.6 million, $5,625.6 million and $5,145.6 million in 2012, 2011 and 2010, respectively. The increase in revenue during 2012 of $182.0 million, or 3.2%, as compared to 2011, is primarily attributable to increased processing volumes, transaction growth and demand for professional and consulting services, plus incremental revenues from 2012 acquisitions of $26.2 million. Total revenue growth in these areas was partially offset by lower item processing and retail check activity. The 2012 period included $100.8 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar as compared to 2011. The increase in revenue during 2011 of $480.0 million, or 9.3%, as compared to 2010 was primarily attributable to incremental revenues of $304.7 million from 2010 acquisitions, increased demand for professional services and increased processing revenues. Total revenue growth in these areas in 2011 was tempered by lower item processing and retail check activity and the change in reporting certain merchant interchange fees from gross to net revenue recognition, as discussed in greater detail under Segment Results of Operations. The 2011 period also included $47.4 million of favorable foreign currency impact resulting from a weaker U.S. Dollar as compared with 2010. The 2010 period was favorably impacted by the recognition of an $83.3 million termination fee in connection with Banco Santander’s exit from the Brazilian Venture.

Cost of Revenues and Gross Profit

Cost of revenues totaled $3,946.9 million, $3,919.1 million and $3,553.7 million in 2012, 2011 and 2010, respectively, resulting in gross profit of $1,860.7 million, $1,706.5 million and $1,591.9 million in 2012, 2011 and 2010, respectively. Gross profit as a percentage of revenues (“gross margin”) was 32.0%, 30.3% and 30.9% in 2012, 2011 and 2010, respectively. Cost of revenues were comparable during 2012 and 2011. The increase in gross margin during 2012 as compared to 2011 is due to increased operating leverage and cost management initiatives. The increase in cost of revenues of $365.4 million in the 2011 period as compared to the 2010 period was directly attributable to the revenue variances addressed above. The termination fee received in connection with Banco Santander's exit from the Brazilian Venture favorably augmented gross margins for 2010, contributing to a decrease in gross margin of 170 basis points during 2011 by comparison. Further, while Capco provided revenue growth in 2011, the lower margin contribution unfavorably impacted gross margin as compared to 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $781.5 million, $647.9 million and $654.0 million for 2012, 2011 and 2010, respectively. The 2012 increase of $133.6 million as compared to 2011 was primarily due to increased compensation costs and costs to enhance administrative support of operational functions, including information security and risk and compliance. The compensation costs included $43.2 million in payments and accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibility or separation from the Company of certain executives. In addition, the 2011 period benefited from a $22.3 million reduction in a contingent consideration liability related to the Capco acquisition as addressed in Note 5 to the Consolidated Financial Statements. The decrease of $6.1 million in 2011 as compared to 2010 results primarily from higher expenses included in the 2010 period in connection with our leveraged recapitalization, coupled with the 2011 reduction in the Capco contingent consideration liability. These impacts were partially offset by incremental operating costs in 2011 resulting from 2010 acquisitions. Other factors impacting the comparison include a $10.1 million recovery in September 2010 of legal costs previously incurred as the result of a favorable court ruling and the $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform recorded in 2011 (see Note 19 to the Consolidated Financial Statements).

Impairment Charges

Impairment charges totaled $9.1 million and $154.9 million for 2011 and 2010, respectively. No impairment charges were taken in 2012. The 2011 charges relate to a reduction in the carrying value of the Capco trademark in North America. The 2010 charges relate to impairments resulting from the exit of Banco Santander from the Brazilian Venture, including $140.3 million representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander, and the net unamortized balance of $14.6 million for certain capitalized software development costs incurred exclusively for use in processing Banco Santander card activity (see Note 6 to the Consolidated Financial Statements).

Operating Income

Operating income totaled $1,079.2 million, $1,049.5 million and $783.0 million for 2012, 2011 and 2010, respectively. Operating income as a percentage of revenue (“operating margin”) was 18.6%, 18.7% and 15.2% for 2012, 2011 and 2010, respectively. The annual increases in operating income and changes in operating margin were driven by the revenue and cost variances addressed above.

Total Other Income (Expense)

Total other income (expense) was $(248.0) million, $(322.5) million and $(184.9) million for 2012, 2011 and 2010, respectively. The primary component of total other income (expense) is interest expense. The decrease of $33.5 million in interest expense in 2012 as compared to 2011 resulted from lower borrowing rates combined with a reduction in total debt outstanding. The increase of $85.0 million in interest expense in 2011 as compared to 2010 resulted from higher overall debt levels as a result of our recapitalization in mid-2010 and higher interest rates.

Apart from interest expense, 2012 includes $18.4 million in costs related to the write-off of certain previously capitalized debt issuance costs resulting from the early pay down of certain debt and related refinancing activities. In comparison, 2011 included $38.8 million of debt refinancing expenses, including $24.7 million of previously capitalized debt issuance costs, and a $34.0 million other-than-temporary impairment of available-for-sale securities acquired in conjunction with the acquisition of Metavante. The 2010 period included $13.7 million of debt extinguishment expenses, the write-off of certain previously capitalized debt issuance costs and fees and other expenses relating to our leveraged recapitalization. The 2010 period also included the forgiveness of $19.4 million of notes payable representing additional consideration which was to be paid to the banks in the Brazilian Venture upon migration of their card portfolios and an extinguishment gain of $5.7 million from the restructuring of the remaining Banco Bradesco notes in conjunction with other revisions to the Brazilian Venture agreements (see Note 6 to the Consolidated Financial Statements).

Provision for Income Taxes

Income tax expense from continuing operations totaled $270.9 million, $232.4 million and $208.4 million for 2012, 2011 and 2010, respectively. This resulted in an effective tax rate on continuing operations of 32.6%, 32.0% and 34.8% for 2012, 2011 and 2010, respectively. The tax rates were comparable during the 2012 and 2011 periods. The net decrease in the overall effective tax rate for the 2011 period was primarily related to a larger proportion of foreign-source pre-tax income versus domestic income during the 2011 period and state income tax planning. Additionally, the 2011 period included a one-time benefit for the favorable resolution of tax contingencies in international jurisdictions, implementation of federal tax planning strategies and a non-recurring benefit related to our United Kingdom operations.

Earnings (Loss) from Discontinued Operations

During 2012, 2011 and 2010, certain operations are classified as discontinued. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Consolidated Statements of Earnings. On June 25, 2012, we entered into a definitive agreement to sell our Healthcare Benefit Solutions Business ("Healthcare Business") because its operations did not align with our strategic plans. The all-cash transaction closed on August 15, 2012 and we received cash proceeds of $332.2 million. We recorded a pre-tax gain of $22.0 million and tax expense on the sale of $78.3 million, which resulted from the allocation of goodwill with minimal tax basis. In addition, during the third quarter of 2010, we determined that we would pursue strategic alternatives for Fidelity National Participacoes Ltda. ("Participacoes"). In January 2010, we closed on the sale of ClearPar. The table below outlines the components of discontinued operations for 2012, 2011 and 2010, net of tax (in millions). See also Note 3 to the Consolidated Financial Statements.

	2012	2011	2010
Healthcare Benefit Solutions Business	$(47.8)	$10.7	$11.3
Impairment charges- Participacoes	—	—	(16.6)
Participacoes operations	(31.4)	(24.2)	(25.2)
Other	—	—	(1.3)
Total discontinued operations	$(79.2)	$(13.5)	$(31.8)

The Healthcare Business had revenues of $80.5 million, $120.1 million and $123.9 million for 2012, 2011 and 2010, respectively. In connection with our 2012 sale of the Healthcare Benefit Solutions Business, the Company entered into an agreement to provide certain commercial and transitional services to the buyer and expects to continue to generate insignificant cash flows for the provision of these services. The following table illustrates the results of operations for the years ended December 31, 2012, 2011 and 2010 for the Healthcare Benefit Solutions Business (in millions).

	Years ended December 31,
	2012	2011	2010
Pre-tax income from operations	$13.8	$17.3	$18.2
Pre-tax gain on sale	22.0	—	—
Earnings before tax	35.8	17.3	18.2
Tax expense	83.6	6.6	6.9
Healthcare Benefit Solutions Business included in discontinued operations	$(47.8)	$10.7	$11.3

Participacoes had no revenue in 2012 and revenues of $11.7 million and $61.5 million for 2011 and 2010, respectively. Participacoes had operating expenses of $47.5 million, $48.3 million and $125.0 million for 2012, 2011 and 2010, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the 2012 and 2011 periods included charges of $39.1 million and $34.6 million, respectively, to increase our accrual for potential labor claims and related administrative costs. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of December 31, 2012, there are approximately 1,550 active labor claims. Former employees have up to two years from the date of termination to file labor claims, or April 2013. Consequently, we have continued exposure to such claims and adverse claim development, which were not transferred with other assets and liabilities in the disposal. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

Net (Earnings) Loss Attributable to Noncontrolling Interest
Net (earnings) loss attributable to noncontrolling interest totaled $(19.9) million, $(11.5) million and $46.6 million for 2012, 2011 and 2010, respectively. The 2010 year included after tax charges totaling $50.1 million relating to the minority partner's proportionate share of the write-off of capitalized software development costs and of the impairment to the unamortized contract intangible asset resulting from the exit of Banco Santander from the Brazilian Venture. See Note 6 to the Consolidated Financial Statements.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $540.4 million, $483.1 million and $436.3 million for 2012, 2011 and 2010, respectively, or $1.82, $1.57 and $1.24 per diluted share, respectively, due to the factors described above coupled with the impact of our share repurchase initiatives.

Segment Results of Operations

Financial Solutions Group

	2012	2011	2010
	(In millions)
Processing and services revenues	$2,246.4	$2,076.8	$1,890.8
Operating income	$716.2	$680.3	$673.4
Operating margin	31.9%	32.8%	35.6%

Revenues for FSG totaled $2,246.4 million, $2,076.8 million and $1,890.8 million for 2012, 2011 and 2010, respectively. The overall segment increase of $169.6 million, or 8.2%, for 2012 as compared to 2011 was driven by growth in professional services, back office processing and outsourced IT revenues, increased processing revenues and incremental revenues from 2012 acquisitions of $26.2 million. Increased processing revenue is driven by core processing account volume growth, growth and adoption of eBanking and mobile banking products, as well as risk, fraud and compliance transactions. This processing revenue growth was generated from existing customer growth and newly converted competitive wins. Services revenue continues to grow in core banking systems, eBanking, mobile banking and outsourced services. The overall segment increase of $186.0 million or 9.8% for 2011 as compared to 2010 was driven by incremental Capco revenues, as well as increased processing revenues and growth in professional services.

Operating income for FSG totaled $716.2 million, $680.3 million and $673.4 million for 2012, 2011 and 2010, respectively. Operating margin was approximately 31.9%, 32.8% and 35.6% for 2012, 2011 and 2010, respectively. The increase in operating income during 2012 as compared to 2011 primarily resulted from the revenue variances discussed above. The decrease in operating margin during 2012 as compared to 2011 reflects a decrease in higher margin license revenues in the current year and increased spending related to information security and infrastructure initiatives. The increase in operating income during 2011 as compared to 2010 primarily resulted from increased processing revenues and growth in professional services, partially offset by $12.4 million in merger, integration and severance costs. The decrease in operating margin during 2011 as compared to 2010 was due to a higher proportion of professional services revenue during 2011, including Capco consulting services revenue, which has a lower margin than other revenue sources, particularly in relation to the higher license revenues in 2010.

Payment Solutions Group

	2012	2011	2010
	(In millions)
Processing and services revenues	$2,380.6	$2,372.1	$2,354.2
Operating income	$881.2	$822.7	$803.5
Operating margin	37.0%	34.7%	34.1%

Revenues for PSG totaled $2,380.6 million, $2,372.1 million and $2,354.2 million for 2012, 2011 and 2010, respectively. The 2012 period included growth in electronic payment services, offset by lower item processing, retail check activity and loyalty program revenue. Revenue growth during 2012 was also negatively impacted by the June 2012 deconversion of a large debit card processing client. The 2011 period included growth in print and mail and card personalization and electronic payment services, offset by lower item processing and retail check activity. Additionally, consolidation of our merchant processing platforms resulted in the utilization of the net method to account for certain merchant interchange fees, causing a $34.4 million unfavorable revenue variance during 2011 as compared to 2010.

Operating income for PSG totaled $881.2 million, $822.7 million and $803.5 million for 2012, 2011 and 2010, respectively. Operating margin was approximately 37.0%, 34.7% and 34.1% for 2012, 2011 and 2010, respectively. The increases in operating income and operating margin during 2012 primarily reflect operating leverage related to the revenue growth in electronic payment services and the impact of disciplined cost management. The 2011 period included $13.6 million of integration and severance costs. Integration costs for 2010 were included in the Corporate and Other Segment.

International Solutions Group

	2012	2011	2010
	(In millions)
Processing and services revenues	$1,180.5	$1,177.6	$917.0
Operating income	$202.2	$187.6	$71.1
Operating margin	17.1%	15.9%	7.8%

Revenues for ISG totaled $1,180.5 million, $1,177.6 million and $917.0 million for 2012, 2011 and 2010, respectively. The 2012 period included $99.7 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar during the 2012 period. Excluding the unfavorable foreign currency impact, revenues for 2012 increased primarily from higher card transaction volumes in Brazil, growth within our European consulting businesses and our expanded presence across Asia including growth in the India ATM management business. Brazilian card volume growth translates into additional processing revenues and incremental call center and back-office revenues. The overall segment increase of $260.6 million for 2011 as compared to 2010 resulted primarily from incremental revenues from Capco's European business and increased credit card volumes in Brazil, growth in the India ATM management business, growth in Australian core banking revenues and license revenues from strategic customer relationships in EMEA. The 2011 period also included $47.4 million of favorable foreign currency impact resulting from a weaker U.S. Dollar during the 2011 period.

Operating income for ISG totaled $202.2 million, $187.6 million and $71.1 million for 2012, 2011 and 2010, respectively. Operating margin was 17.1%, 15.9% and 7.8% for 2012, 2011 and 2010, respectively. The increase in operating income in 2012, as compared to 2011, primarily resulted from the revenue growth noted above, combined with increased scale and improved operating efficiencies across a number of geographies but primarily in Brazil. Increased operating leverage and other operating efficiencies generated improved margins in 2012. The 2010 period included pre-tax impairment charges of $154.9 million attributable to Banco Santander's exit from the Brazilian Venture. Excluding the impact of Banco Santander's exit, operating income and margin would have been $142.7 million or 17.1% for 2010. The increases in operating income in 2011 as compared to 2010 primarily resulted from the revenue growth noted above. While Capco has provided revenue growth, the lower margin contribution from Capco has unfavorably impacted ISG's overall margin.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $720.4 million, $641.1 million and $765.0 million in 2012, 2011 and 2010, respectively. The overall Corporate and Other increase of $79.3 million for 2012 as compared to 2011 was primarily due to increased compensation costs, including stock compensation, and benefits, and costs to enhance administrative support of operational functions, including information security and risk and compliance. The compensation charges include $43.2 million related to payments and the accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibility or separation from the Company of certain executives. The overall Corporate and Other decrease of $123.9 million for 2011 as compared to 2010 was primarily due to restructuring and integration costs included in the 2010 period associated with merger and acquisition activity and expenses in connection with the leveraged recapitalization, partially offset by the recovery in 2010 of legal costs previously incurred as the result of a favorable court ruling. The 2011 period included the $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform noted under Selling, General and Administrative Expenses in the Consolidated Results of Operations section above, $9.5 million in merger, integration and service costs, and a $13.2 million net benefit from adjustments from the Capco acquisition. The latter was comprised of a reduction in the contingent consideration liability of $22.3 million, partially offset by a $9.1 million impairment of the North American trademark.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt service, share repurchases, and business acquisitions. Also, our cash requirements include payments for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 3 in the Notes to Consolidated Financial Statements). Our principal sources of funds are cash generated by operations and borrowings.
As of December 31, 2012, we had cash and cash equivalents of $517.6 million and debt of $4,385.5 million, including the current portion. Of the $517.6 million cash and cash equivalents, approximately $282.1 million is held by our foreign entities. The majority of our domestic cash and cash equivalents are not available for general corporate purposes due to the timing of settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
We expect to continue to pay quarterly dividends, which were increased from $0.05 to $0.20 per share per quarter in 2012. On February 12, 2013, the Board of Directors approved an additional increase to $0.22 per share per quarter beginning with the first quarter of 2013. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.22 per common share is payable on March 29, 2013 to shareholders of record as of the close of business on March 15, 2013.

Cash Flows from Operations

Cash flows from operations were $1,046.7 million, $1,171.5 million and $1,071.3 million in 2012, 2011 and 2010 respectively. Cash flows from operations decreased $124.8 million in 2012 and increased $100.2 million in 2011. The 2012 decrease in cash flows from operations is primarily due to the payment of $105.4 million of income taxes related to the sale of our Healthcare Business and fluctuations in the timing of merchant and card transaction settlement activity offset by other changes in working capital. The increase in 2011 was primarily due to higher earnings from operations, the timing of merchant and card transaction settlement activity and other changes in working capital.

Capital Expenditures

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $296.1 million, $300.3 million and $314.0 million in capital expenditures during 2012, 2011 and 2010, respectively. We expect to invest approximately 5-6% of 2013 revenue in capital expenditures.

Financing

For information regarding the Company's long-term debt and financing activity, see Note 13 in the Notes to Consolidated Financial Statements.

Contractual Obligations

FIS’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for data processing and maintenance. For more descriptive information regarding the Company's long-term debt, see Note 13 in the Notes to Consolidated Financial Statements. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2012 (in millions):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt	$4,385.5	$153.9	$757.1	$2,274.5	$1,200.0
Interest(1)	1,137.6	200.4	372.9	288.8	275.5
Operating leases	226.6	55.0	96.2	46.4	29.0
Data processing and maintenance	246.7	131.7	78.9	28.4	7.7
Other contractual obligations (2)	100.7	18.8	52.0	10.6	19.3
Total	$6,097.1	$559.8	$1,357.1	$2,648.7	$1,531.5

(1)
These calculations assume that: (a) applicable margins remain constant; (b) all variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2012; (c) no new hedging transactions are effected; (d) only mandatory debt repayments are made; and (e) no refinancing occurs at debt maturity.

(2)
Amount includes the payment for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 3 to the Consolidated Financial Statements) and amounts due to the Brazilian venture partner.

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
The Notes (as defined in Note 13 to the Consolidated Financial Statements) represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the Notes was $1,950.0 million as of December 31, 2012. The fair value of the Notes was approximately $2,138.2 million as of December 31, 2012. The potential reduction in fair value of the Notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as also defined in Note 13 to the Consolidated Financial Statements). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $9.3 million (based on principal amounts outstanding as of December 31, 2012). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2012, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of December 31, 2012, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts on floating rate debt outstanding as of December 31, 2011, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $12.9 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. During the year ended December 31, 2012, the notional amount of our outstanding interest rate swaps increased by $550.0 million. As of December 31, 2012, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 1, 2011	February 1, 2013	$200.0	One Month LIBOR (1)	0.62%	(2)
May 3, 2011	May 1, 2013	400.0	One Month LIBOR (1)	0.73%	(2)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	One Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	One Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	One Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	One Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	One Month LIBOR (1)	0.89%	(2)
		$2,300.0
________________________

(1)	0.21% in effect as of December 31, 2012.

(2)	Does not include the applicable margin and facility fees paid to lenders on term loans and revolving loans as described above.
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $1,180.5 million in revenues during the year ended December 31, 2012, of which approximately $1,009.2 million was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the years ended December 31, 2012, 2011 and 2010 (in millions):

Currency	2012	2011	2010
Real	$40.4	$42.4	$32.5
Euro	27.1	26.4	18.6
Pound Sterling	18.5	17.6	9.0
Indian Rupee	4.3	3.6	2.6
Total impact	$90.3	$90.0	$62.7

The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
Revenue included $100.8 million and operating income included $9.0 million of unfavorable foreign currency impact during 2012 resulting from a stronger U.S. Dollar during 2012 compared to 2011.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations' revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. We have entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2012, the notional amount of these derivatives was approximately $115.6 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans, but have not been designated as hedges for accounting purposes.

Item 8. Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Information Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 26, 2013
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 26, 2013
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2012 and 2011
(In millions, except per share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$517.6	$415.5
Settlement deposits	32.6	43.9
Trade receivables, net	925.7	858.5
Settlement receivables	128.3	78.1
Other receivables	30.2	30.0
Due from related parties	42.0	56.9
Prepaid expenses and other current assets	111.9	117.1
Deferred income taxes	55.9	74.0
Total current assets	1,844.2	1,674.0
Property and equipment, net	419.5	414.5
Goodwill	8,381.5	8,542.8
Intangible assets, net	1,576.2	1,903.3
Computer software, net	847.0	881.5
Deferred contract costs	211.2	232.7
Other noncurrent assets	270.1	224.4
Total assets	$13,549.7	$13,873.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$624.6	$642.9
Due to Brazilian venture partner	18.8	36.5
Settlement payables	172.2	141.2
Current portion of long-term debt	153.9	259.2
Deferred revenues	287.3	276.5
Total current liabilities	1,256.8	1,356.3
Deferred revenues	42.2	55.9
Deferred income taxes	821.8	884.1
Long-term debt, excluding current portion	4,231.6	4,550.6
Due to Brazilian venture partner	40.5	50.6
Other long-term liabilities	363.2	324.5
Total liabilities	6,756.1	7,222.0
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.01 par value, 600 shares authorized, 385.9 and 384.6 shares issued as of December 31, 2012 and 2011, respectively	3.8	3.8
Additional paid in capital	7,197.0	7,224.7
Retained earnings	2,105.8	1,880.4
Accumulated other comprehensive earnings	30.0	36.3
Treasury stock, $0.01 par value, 91.8 and 91.7 shares as of December 31, 2012 and 2011, respectively, at cost	(2,695.7)	(2,642.2)
Total FIS stockholders’ equity	6,640.9	6,503.0
Noncontrolling interest	152.7	148.2
Total equity	6,793.6	6,651.2
Total liabilities and equity	$13,549.7	$13,873.2
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2012, 2011 and 2010
(In millions, except per share amounts)

	2012	2011	2010

Processing and services revenues (for related party activity, see note 4)	$5,807.6	$5,625.6	$5,145.6
Cost of revenues (for related party activity, see note 4)	3,946.9	3,919.1	3,553.7
Gross profit	1,860.7	1,706.5	1,591.9
Selling, general, and administrative expenses (for related party activity, see note 4)	781.5	647.9	654.0
Impairment charges	—	9.1	154.9
Operating income	1,079.2	1,049.5	783.0
Other income (expense):
Interest income	8.6	6.0	6.4
Interest expense	(231.3)	(264.8)	(179.8)
Other income (expense), net	(25.3)	(63.7)	(11.5)
Total other income (expense)	(248.0)	(322.5)	(184.9)
Earnings from continuing operations before income taxes	831.2	727.0	598.1
Provision for income taxes	270.9	232.4	208.4
Earnings from continuing operations, net of tax	560.3	494.6	389.7
Loss from discontinued operations, net of tax	(79.2)	(13.5)	(31.8)
Net earnings	481.1	481.1	357.9
Net (earnings) loss attributable to noncontrolling interest	(19.9)	(11.5)	46.6
Net earnings attributable to FIS common stockholders	$461.2	$469.6	$404.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.85	$1.61	$1.26
Net loss per share — basic from discontinued operations attributable to FIS common stockholders	(0.27)	(0.04)	(0.09)
Net earnings per share — basic attributable to FIS common stockholders *	$1.58	$1.56	$1.17
Weighted average shares outstanding — basic	291.8	300.6	345.1
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.82	$1.57	$1.24
Net loss per share — diluted from discontinued operations attributable to FIS common stockholders	(0.27)	(0.04)	(0.09)
Net earnings per share — diluted attributable to FIS common stockholders *	$1.55	$1.53	$1.15
Weighted average shares outstanding — diluted	297.5	307.0	352.0
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$540.4	$483.1	$436.3
Loss from discontinued operations, net of tax	(79.2)	(13.5)	(31.8)
Net earnings attributable to FIS common stockholders	$461.2	$469.6	$404.5
* Amounts may not sum due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2012, 2011 and 2010
(In millions, except per share data)

	Years ended December 31,
	2012		2011		2010
Net earnings		$481.1		$481.1		$357.9
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$5.1		$(32.5)		$(13.0)
Reclassification adjustment for gains (losses) included in net earnings	(3.5)		30.9		17.4
Unrealized gain (loss) on investments and derivatives, net	1.6		(1.6)		4.4
Foreign currency translation adjustments	(15.2)		(65.6)		10.7
Minimum pension liability adjustments	(5.1)		(0.6)		0.2
Other comprehensive earnings (loss), before tax	(18.7)		(67.8)		15.3
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(1.7)		(2.8)		5.1
Other comprehensive earnings (loss), net of tax	$(17.0)	(17.0)	$(65.0)	(65.0)	$10.2	10.2
Comprehensive earnings		464.1		416.1		368.1
Comprehensive (earnings) losses attributable to noncontrolling interest		(9.2)		1.9		42.1
Comprehensive earnings attributable to FIS		$454.9		$418.0		$410.2

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Equity Years ended December 31, 2012, 2011 and 2010 (In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2009	381.1	(6.6)	$3.8	$7,345.1	$1,134.6	$82.2	$(256.8)	$209.7	$8,518.6
Issuance of restricted stock	1.6	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	13.6	—	(228.1)	—	—	442.9	—	214.8
Treasury shares held for taxes due upon exercise of stock options	—	(0.2)	—	—	—	—	(5.8)	—	(5.8)
Excess income tax benefit from exercise of stock options	—	—	—	22.3	—	—	—	—	22.3
Stock-based compensation	—	—	—	58.7	—	—	—	—	58.7
Cash dividends declared ($0.20 per share) and other distributions	—	—	—	—	(67.9)	—	—	(8.1)	(76.0)
Purchases of treasury stock	—	(87.6)	—	—	—	—	(2,539.7)	—	(2,539.7)
Other	—	—	—	1.7	—	—	—	(1.1)	0.6
Net earnings	—	—	—	—	404.5	—	—	(46.6)	357.9
Other comprehensive earnings, net of tax	—	—	—	—	—	5.7	—	4.5	10.2
Balances, December 31, 2010	382.7	(80.8)	$3.8	$7,199.7	$1,471.2	$87.9	$(2,359.4)	$158.4	$6,561.6
Issuance of restricted stock	1.9	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	4.5	—	(47.2)	—	—	129.8	—	82.6
Treasury shares held for taxes due upon exercise of stock options	—	(0.4)	—	—	—	—	(13.4)	—	(13.4)
Excess income tax benefit from exercise of stock options	—	—	—	7.5	—	—	—	—	7.5
Stock-based compensation	—	—	—	64.7	—	—	—	—	64.7
Cash dividends declared ($0.20 per share) and other distributions	—	—	—	—	(60.4)	—	—	(3.6)	(64.0)
Purchases of treasury stock	—	(15.0)	—	—	—	—	(399.2)	—	(399.2)
Other	—	—	—	—	—	—	—	(4.7)	(4.7)
Net earnings	—	—	—	—	469.6	—	—	11.5	481.1
Other comprehensive earnings, net of tax	—	—	—	—	—	(51.6)	—	(13.4)	(65.0)
Balances, December 31, 2011	384.6	(91.7)	$3.8	$7,224.7	$1,880.4	$36.3	$(2,642.2)	$148.2	$6,651.2
Issuance of restricted stock	1.3	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase right	—	16.2	—	(142.1)	—	—	475.7	—	333.6
Treasury shares held for taxes due upon exercise of stock options	—	(2.3)	—	—	—	—	(77.8)	—	(77.8)
Excess income tax benefit from exercise of stock options	—	—	—	30.6	—	—	—	—	30.6
Stock-based compensation	—	—	—	83.8	—	—	—	—	83.8
Cash dividends paid ($0.80 per share) and other distributions	—	—	—	—	(235.8)	—	—	(4.7)	(240.5)
Purchases of treasury stock	—	(14.0)	—	—	—	—	(451.4)	—	(451.4)
Net earnings	—	—	—	—	461.2	—	—	19.9	481.1
Other comprehensive earnings, net of tax	—	—	—	—	—	(6.3)	—	(10.7)	(17.0)
Balances, December 31, 2012	385.9	(91.8)	$3.8	$7,197.0	$2,105.8	$30.0	$(2,695.7)	$152.7	$6,793.6
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010
(In millions)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$481.1	$481.1	$357.9
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	632.8	637.2	619.5
Amortization of debt issue costs	29.4	38.2	13.7
Asset impairment charges	—	43.1	197.3
Gain on sale of assets	(23.5)	—	—
Gain on note foregiveness	—	—	(19.4)
Stock-based compensation	83.8	64.7	58.7
Deferred income taxes	(40.9)	1.2	(55.7)
Excess income tax benefit from exercise of stock options	(30.6)	(7.5)	(22.3)
Other operating activities, net	—	3.8	(1.7)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(68.0)	(31.0)	(21.3)
Settlement activity	(16.8)	71.9	(61.8)
Prepaid expenses and other assets	(9.0)	0.3	8.6
Deferred contract costs	(60.0)	(64.1)	(56.9)
Deferred revenue	(11.1)	(25.5)	(25.3)
Accounts payable, accrued liabilities, and other liabilities	79.5	(41.9)	80.0
Net cash provided by operating activities	1,046.7	1,171.5	1,071.3

Cash flows from investing activities:
Additions to property and equipment	(123.7)	(123.9)	(132.8)
Additions to computer software	(172.4)	(176.4)	(181.2)
Net proceeds from sale of assets	339.5	—	71.5
Acquisitions, net of cash acquired	(63.6)	(20.2)	(403.2)
Other investing activities, net	(3.0)	21.3	1.5
Net cash used in investing activities	(23.2)	(299.2)	(644.2)

Cash flows from financing activities:
Borrowings	11,160.3	9,547.3	11,015.5
Repayment of borrowings and capital lease obligations	(11,587.4)	(9,961.2)	(9,082.6)
Debt issuance costs	(48.3)	(20.1)	(70.8)
Excess income tax benefit from exercise of stock options	30.6	7.5	22.3
Proceeds from exercise of stock options	276.6	69.2	209.0
Treasury stock activity	(511.3)	(364.2)	(2,539.7)
Dividends paid	(234.8)	(60.4)	(67.9)
Other financing activities, net	(6.5)	(2.8)	(4.8)
Net cash used in financing activities	(920.8)	(784.7)	(519.0)
Effect of foreign currency exchange rate changes on cash	(0.6)	(10.1)	(1.0)
Net increase (decrease) in cash and cash equivalents	102.1	77.5	(92.9)
Cash and cash equivalents, beginning of year	415.5	338.0	430.9
Cash and cash equivalents, end of year	$517.6	$415.5	$338.0

Supplemental cash flow information:
Cash paid for interest	$200.1	$264.2	$131.1
Cash paid for income taxes	$316.3	$205.0	$235.5
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

(1)    Basis of Presentation

FIS is a leading global provider dedicated to banking and payments technologies. We offer financial institution core processing, card issuer and transaction processing services, including the NYCE Network, a leading national electronic funds transfer ("EFT") network.

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

(a)Principles of Consolidation

The Consolidated Financial Statements include the accounts of FIS, its wholly-owned subsidiaries and subsidiaries that are majority-owned. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

(b)Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company’s payment processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with automated teller machines ("ATM"), point-of-sale or electronic benefit transactions ("EBT") and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due to the Company are included in cash and cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value. As of December 31, 2012, we had cash and cash equivalents of $517.6 million of which approximately $282.1 million is held by our foreign entities. The majority of our domestic cash and cash equivalents are not available for general corporate purposes due to the timing of settlement activity.

(c)Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt is estimated to be approximately $197.1 million and $88.6 million higher than the carrying value as of December 31, 2012 and 2011, respectively. These estimates are based on values of trades of our debt in close proximity to year end, which are considered Level 2-type measurements, as discussed below. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign exchange forward contracts. Derivative instruments are valued using Level 2-type measurements.

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

Fair Value Measurements

Generally accepted accounting principles require that, subsequent to their initial recognition, certain assets be reviewed for impairment on a nonrecurring basis by comparison to their fair value. As more fully discussed in their respective subheadings below, this includes goodwill, long-lived assets, intangible assets, computer software and investments. No fair value measurement impairments were recognized in 2012. Following is a summary of the fair value measurement impairments recognized in 2011 and 2010 for assets measured at fair value (in millions):

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

(1)
Other-than-temporary impairment in the fourth quarter of 2011 of available-for-sale securities acquired in conjunction with the acquisition of Metavante Technologies, Inc. ("Metavante"). Amount derived based on quoted market prices (Level 1-type measurement) and included in other income (expense), net.

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

(1)
Other-than-temporary impairment in the fourth quarter of 2010 of available-for-sale securities acquired in conjunction with the Metavante acquisition. Amount derived based on quoted market prices (Level 1-type measurement) and included in other income (expense), net.

(2)
Impairment charges related to the write-down of property and equipment and intangible assets related to Fidelity National Participacoes Ltda. (“Participacoes”) classified as discontinued operations in the Consolidated Statements of Earnings (Note 3).

Contingent consideration liabilities recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled. See Note 5 for discussion of the Capital Markets Company NV ("Capco") contingent consideration liability, which was reduced by $22.3 million in 2011 based on forecasts of achievement of targeted operating performance (Level 3 measurement). There were no similar adjustments recorded in 2012.

(d)Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging. During 2012, 2011 and 2010, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s Term and Revolving Loans (Note 13). The Company’s existing cash flow hedges are highly effective and there was no impact on 2012 earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2012, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.

The Company's foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in the Company's results of operations and/or cash flows resulting from foreign exchange rate fluctuations. During 2012 and 2011, the Company entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2012 and 2011, the notional amount of these derivatives was approximately $115.6 million and $59.4 million, respectively, and the fair value was nominal. These derivatives have not been designated as hedges for accounting purposes.

(e)Trade Receivables

A summary of trade receivables, net, as of December 31, 2012 and 2011 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011
Trade receivables — billed	$819.5	$760.8
Trade receivables — unbilled	126.1	130.8
Total trade receivables	945.6	891.6
Allowance for doubtful accounts	(19.9)	(33.1)
Total trade receivables, net	$925.7	$858.5

When evaluating the adequacy of the allowance for doubtful accounts, the Company considers historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

A summary roll forward of the allowance for doubtful accounts, for 2012, 2011 and 2010 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2009	$(41.8)
Bad debt expense	(16.5)
Write-offs	25.2
Allowance for doubtful accounts as of December 31, 2010	(33.1)
Bad debt expense	(6.5)
Write-offs	6.5
Allowance for doubtful accounts as of December 31, 2011	(33.1)
Bad debt expense	(5.4)
Write-offs	18.6
Allowance for doubtful accounts as of December 31, 2012	$(19.9)

The decrease in the allowance for doubtful accounts as of December 31, 2012 as compared to prior years is attributable to resolution of a number of specifically reserved accounts, as well as enhanced collection management.

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

(f)Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired and liabilities assumed in business combinations. FASB ASC Topic 350, Intangibles — Goodwill and Other, requires that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. In 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. The revised standard allows an entity first to assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to in the guidance as "step zero." If an entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent), the "step one" quantitative assessment must be performed for that reporting unit. ASU 2011-08 provided examples of events and circumstances that should be considered in performing the "step zero" qualitative assessment, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit or the entity as a whole and a sustained decrease in share price.

The Company assesses goodwill for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement. For 2012, primarily for the purpose of refreshing our valuation assumptions, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment. In applying the quantitative analysis, we determine the fair value of our reporting units

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach utilizes earnings multiples of similarly situated guideline public companies. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and further testing is not required. Based upon the current year results of this test, there are no indications of impairment for any of our reporting units.

For 2011, we early adopted the provisions of ASU 2011-08, and began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our reporting units in the 2010 step one analysis. In performing the 2011 step zero qualitative analysis, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one analysis in 2011.

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

(h)Intangible Assets

The Company has intangible assets which consist primarily of customer relationships and trademarks that are recorded in connection with acquisitions at their fair value based on the results of valuation analysis. Customer relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates up to a 10-year period. Intangible assets with estimated useful lives (principally customer relationships and certain trademarks) are reviewed for impairment in accordance with FASB ASC Section 360-10-35, Impairment or Disposal of Long-Lived Assets, while certain trademarks determined to have indefinite lives are reviewed for impairment at least annually in accordance with FASB ASC Topic 350. FASB Accounting Standards Update No. 2012-02 ("ASU 2012-02") modified the former requirement to perform an annual quantitative impairment test for indefinite-lived intangible assets. Similar to the ASU 2011-08 guidance for goodwill, it allows an organization to first perform a qualitative assessment of whether it is more likely than not that an asset has been impaired. We did not elect to early adopt the provisions of ASU 2012-02, and instead proceeded directly with a quantitative analysis, utilizing a form of income approach valuation known as the relief-from-royalty method. Our tests did not result in the impairment of any of our intangible assets for 2012, while the same tests performed in 2011 did result in a pre-tax impairment charge of $9.1 million related to the Capco trademark in North America (Note 9).

(i)Computer Software

Computer software includes software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to 10 years.

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product by product basis commencing on the date of general release of the products (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to 10 years, or (2) the ratio of current revenues to total anticipated revenue over its useful life.

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

(k)Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method based on the estimated useful lives of the related assets: 30 years for buildings and three to seven years for furniture, fixtures and computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the initial term of the applicable lease or the estimated useful lives of such assets.

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
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. This standard revised the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminated the use of the residual method of revenue recognition, except where subject to FASB ASC Subtopic 985-605 for software-related elements, and requires the allocation of consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. A deliverable in a multiple element arrangement is considered a separate unit of accounting if (a) the item has value to the customer on a standalone basis; and (b) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the item is considered probable and substantially in the Company's control. FIS early adopted the provisions of ASU 2009-13 prospectively for all new and materially modified arrangements after January 1, 2010. Processing and services revenues for the year ended December 31, 2010 would have been approximately $19.3 million less than reported if the new or materially modified arrangements after January 1, 2010, had been subject to the prior accounting guidance. ASU 2009-13 did not have a material impact on revenue recognition due to the existence of VSOE for most of the Company's solutions.

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

Processing Services Revenues

Processing services include data processing and application management. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized. Revenues from these arrangements are recognized as services are performed.

A relatively small percentage of credit-card processing revenue is generated from the merchant institution processing business, where the relationship is with the financial institution that contracts directly with the merchant. In this business, the Company is responsible for collecting and settling interchange fees with the credit card associations. Whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the relevant facts and circumstances. Certain factors or indicators have been identified in the authoritative literature that should be considered in the evaluation. As a result of changes in contractual relationships in 2010, certain interchange revenues that the Company had previously recorded gross, with related expenses recorded to cost of revenue, are now recorded net.

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

License and Software Related Revenues

The Company recognizes software license and post-contract customer support fees, as well as associated implementation, training, conversion and programming fees in accordance with FASB ASC Subtopic 985-605. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that VSOE of fair value has been established for any undelivered elements in the arrangement. VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a substantive stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. The Company records deferred revenue for all billings invoiced prior to revenue recognition.

With respect to a small percentage of revenues, the Company uses contract accounting when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Cost-to-cost or efforts-expended (labor hours) methods are used to measure progress toward completion. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in trade receivables. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. If and when the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

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

(p)Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statements of Equity and Consolidated Statements of Comprehensive Earnings and are excluded from net earnings. The cumulative translation adjustment balance was $38.6 million and $43.4 million as of December 31, 2012 and 2011, respectively.

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

(r)Provision for Check Guarantee Losses

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss provisions and anticipated recoveries are primarily determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. Once these factors are considered, the Company establishes a rate for check losses that is calculated by dividing the expected check losses by dollar volume processed and a rate for anticipated recoveries that is calculated by dividing the anticipated recoveries by the total amount of related check losses. These rates are then applied against the dollar volume processed and check losses, respectively, each month and charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of $15.7 million and $17.8 million as of December 31, 2012 and 2011, respectively, related to these estimations. The Company had accrued claims recoverable of $19.5 million and $20.9 million as of December 31, 2012 and 2011, respectively, related to these estimations. In addition, the Company recorded provisions for check guarantee losses, net of anticipated recoveries excluding service fees, of $54.7 million, $68.0 million and $69.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $53.0 million, $61.0 million and $64.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(s)Net Earnings per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2012, 2011 and 2010 are computed using the treasury stock method.

Net earnings and earnings per share for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions, except per share data):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2012	2011	2010
Earnings from continuing operations attributable to FIS, net of tax	$540.4	$483.1	$436.3
Loss from discontinued operations attributable to FIS, net of tax	(79.2)	(13.5)	(31.8)
Net earnings attributable to FIS common stockholders	$461.2	$469.6	$404.5
Weighted average shares outstanding — basic	291.8	300.6	345.1
Plus: Common stock equivalent shares	5.7	6.4	6.9
Weighted average shares outstanding — diluted	297.5	307.0	352.0
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.85	$1.61	$1.26
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.27)	(0.04)	(0.09)
Net earnings per share — basic attributable to FIS common stockholders *	$1.58	$1.56	$1.17
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.82	$1.57	$1.24
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.27)	(0.04)	(0.09)
Net earnings per share — diluted attributable to FIS common stockholders *	$1.55	$1.53	$1.15

* amounts may not sum due to rounding.
Options to purchase approximately 2.1 million, 7.9 million and 5.6 million shares of our common stock for the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(t)Certain Reclassifications

Certain reclassifications have been made in the 2011 and 2010 Consolidated Financial Statements to conform to the classifications used in 2012.

(3)     Discontinued Operations

Certain operations are reported as discontinued in the Consolidated Statements of Earnings for the years ended December 31, 2012, 2011 and 2010.

 Healthcare Benefit Solutions Business

On June 25, 2012, we entered into a definitive agreement to sell our Healthcare Benefit Solutions Business ("Healthcare Business") because its operations did not align with our strategic plans. The all-cash transaction closed on August 15, 2012 and we received cash proceeds of $332.2 million. We recorded a pre-tax gain of $22.0 million and tax expense on the sale of $78.3 million, which resulted from the allocation of goodwill with minimal tax basis.

The results of operations of the Healthcare Business, which were previously included in the PSG segment, have been classified as discontinued operations for all periods presented. The Healthcare Business had revenues of $80.5 million, $120.1 million and $123.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. In connection with our 2012 sale of the Healthcare Business, the Company entered into an agreement to provide certain commercial and transitional services to the buyer and expects to continue to generate insignificant cash flows for the provision of these services subsequent to the disposition. The following table illustrates the results of operations for the years ended December 31, 2012, 2011 and 2010 for the Healthcare Business (in millions).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years ended December 31,
	2012	2011	2010
Pre-tax income from operations	$13.8	$17.3	$18.2
Pre-tax gain on sale	22.0	—	—
Earnings before tax	35.8	17.3	18.2
Tax expense	83.6	6.6	6.9
Healthcare Benefit Solutions Business included in discontinued operations	$(47.8)	$10.7	$11.3

Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes had no revenue for the year ended December 31, 2012 and revenues of $11.7 million and $61.5 million during the years ended December 31, 2011 and 2010, respectively. Participacoes had losses before taxes of $47.5 million, $36.6 million and $63.5 million during the years ended December 31, 2012, 2011 and 2010, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the years ended December 31, 2012 and 2011 included charges of $39.1 million and $34.6 million, respectively, to settle or increase our provision for potential labor claims. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of December 31, 2012, there are approximately 1,550 active labor claims. Former employees have up to two years from the date of termination to file labor claims, or April 2013. Consequently, we have continued exposure to such claims and adverse claim development, which were not transferred with other assets and liabilities in the disposal. Our accrued liability, net of $14.5 million in court ordered deposits, for active and unasserted labor claims considered probable of assertion is $41.4 million as of December 31, 2012. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

(4)    Related Party Transactions
We are a participant to certain related party agreements described below.
Revenues and Expenses
A detail of related party items included in revenues for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	2012	2011	2010
Banco Bradesco Brazilian Venture revenue	$287.6	$298.9	$171.7
Banco Santander Brazilian Venture revenue (includes termination fee, see Note 6)	—	—	107.3
Banco Bradesco item processing revenue	—	1.3	16.9
Banco Santander item processing revenue	—	—	28.2
FNF data processing services revenue (1)	30.2	43.6	51.1
Ceridian data processing and services revenue (1)	74.0	57.9	25.3
Sedgwick data processing services revenue	—	—	14.8
LPS services revenue (2)	—	—	0.1
Total related party revenues	$391.8	$401.7	$415.4

A detail of related party items included in selling, general and administrative expenses (net of expense reimbursements) for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011	2010
Administrative corporate support and other services with FNF (1) and LPS (2)	$3.4	$4.4	$4.8
Employee benefits services with Ceridian (1)	0.6	0.3	0.2
Total related party expenses	$4.0	$4.7	$5.0

(1) Through September 30, 2012.
(2) Through March 1, 2010.

Brazilian Venture
See Note 6 for a discussion of the Brazilian outsourced card-processing venture (the “Brazilian Venture”). Banco Santander terminated its participation in the Brazilian Venture effective August 5, 2010. The revenue items with Banco Santander are, therefore, summarized above through that date.

FNF

FIS had shared a number of directors and influential executives with Fidelity National Financial, Inc. ("FNF"), our former parent, subsequent to becoming an independent company. As a result, FNF qualified as a related party from an accounting perspective. As previously reported, William P. Foley II, who serves as Chairman of the Board of Directors of FNF, transitioned from Executive Chairman to Chairman of the Board of FIS in February 2011, and then to Vice Chairman in March 2012. Certain other key executives shared between the two companies ended their employment with FIS during 2012. As a result, FNF's level of influence over the management or operating policies of FIS was diminished below the level required to meet the definition of a related party as of September 30, 2012. All transactions with FNF are, therefore, included in the related party disclosures through that date.

We provide data processing services to FNF, consisting primarily of infrastructure support and data center management. Our agreement with FNF runs through September 30, 2013, with an option to renew for one or two additional years, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). We also incurred expenses for amounts paid by us to FNF under cost-sharing agreements to use certain corporate aircraft and lease certain real estate.

Ceridian

We provide data processing services to Ceridian Corporation (“Ceridian”), and Ceridian provides us with outsourced employee benefits services. FNF holds an approximate 33% equity interest in Ceridian; therefore, transactions with Ceridian are included as related party activity through September 30, 2012, consistent with the inclusion of FNF as addressed above.

Sedgwick
We provide data processing services to Sedgwick CMS, Inc. (“Sedgwick”), a company in which FNF held an approximate 32% equity interest through May 28, 2010. The revenue items with Sedgwick are, therefore, summarized above as related party activity through that date.
LPS
On July 2, 2008, we completed the spin-off of Lender Processing Services, Inc., a former wholly-owned subsidiary ("LPS"). We continued to provide information technology services to LPS through mid 2010. In addition, we have entered into certain property management and real estate lease agreements with LPS relating to our Jacksonville corporate headquarters. LPS remained a related party through March 1, 2010, as Lee A. Kennedy served as the Executive Vice Chairman and a Director of the Board of FIS as well as the Chairman of the Board of LPS. Effective March 1, 2010, Mr. Kennedy and the Company mutually agreed that he would no longer serve as an executive officer and director of the Company and its subsidiaries. The revenue and expense items with LPS are, therefore, summarized above as related party activity through March 1, 2010.
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

(5)Acquisitions

The results of operations and financial position of the entities acquired during the years ended December 31, 2012, 2011 and 2010, are included in the Consolidated Financial Statements from and after the date of acquisition. The Company completed a number of acquisitions in 2012, 2011 and 2010 that were not significant, individually or in the aggregate, including ProNet Solutions, Inc. ("ProNet") for $22.3 million in October 2012, Integrated Compliance Solutions LLC ("ICS") for $20.2 million (including $6.4 million in contingent consideration) in April 2012, Memento Inc. ("Memento") for $24.9 million in April 2012, ValueCentric Marketing Group, Inc. for $32.8 million in October 2010 and Capco for $411.5 million in December 2010.

The Capco purchase price included cash consideration of $297.8 million at closing plus future contingent consideration valued at $113.7 million based on targeted operating performance in 2013 through 2015. An advance of $7.8 million against the contingent consideration was paid in December 2010. The fair value of the contingent consideration was determined based on forecasts of achievement of the targeted operating performance. A modification to the forecasts resulted in a reduction of $22.3 million in this liability in 2011, with a corresponding reduction to selling, general and administrative expense. No similar adjustment was required in 2012. After giving effect to the 2011 adjustment and interest accretion, the liability balance as of December 31, 2012 was $104.1 million. The maximum contingent consideration payout is $232.2 million.

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

(6)Brazilian Venture

In March 2006, we entered into an agreement with ABN AMRO Real (“ABN”) and Banco Bradesco S.A. (“Bradesco”) (collectively, “banks”) to form a venture (the "Brazilian Venture"), to provide comprehensive, fully outsourced card processing services to Brazilian card issuers. In exchange for a 51% controlling interest in the venture, we contributed our existing Brazilian card processing business contracts and Brazilian card processing infrastructure and made enhancements to our card processing system to meet the needs of the banks and their affiliates. The banks executed long-term contracts to process their card portfolios with the venture in exchange for an aggregate 49% interest. The accounting entries for this transaction were recorded during 2008 when certain walkaway rights lapsed, resulting in the establishment of a contract intangible asset and a liability for amounts payable to the banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”).

Banco Santander subsequently acquired majority control of ABN and in late January 2010, Banco Santander ceased processing its card portfolio on the Brazilian Venture's systems after transitioning to its own in-house technology platform. In August 2010, all documents required to effect a mutually agreeable exit for Banco Santander were executed.
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
     The net impact of the items noted above resulted in an increase in net earnings attributable to FIS common stockholders for 2010 of approximately $17.2 million or $0.05 per share, and is summarized as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Statement of Earnings Classification	2010
Cash Item:
Receipt of termination fee	Processing and services revenue	$83.3

Non-cash Items:
Write-down of notes payable	Other income (expense)	19.4
Write-off of capitalized software	Impairment charges	14.6
Write-down of contract intangible	Impairment charges	140.3

Income tax effect of above items	Provision for income taxes	(19.3)

Minority partner's share of write-downs, net of tax	Net (earnings) loss attributable to noncontrolling interest	50.1

Net impact on earnings attributable to FIS common stockholders		$17.2

Certain terms of the Brazilian Venture were subsequently renegotiated between Banco Bradesco and FIS and were memorialized in an Amended Association Agreement in November 2010. Among other things, the payout for the Brazilian Venture Notes was extended over a ten-year period, resulting in a reduction to the recorded present-value of the obligation and related extinguishment gain in the amount of $5.7 million. Additional performance remuneration provisions upon the achievement of targeted account and transaction volumes were renegotiated, for which additional related party payables were recorded as of December 31, 2010, based on management's expectation that the targets will be met. The passage of time and the achievement of certain targets triggered payments to Banco Bradesco of $27.8 million in 2012. The remaining related party payable, consisting of the original Brazil Venture Notes adjusted for the Santander exit and the performance remuneration, was $59.3 million and $87.1 million as of December 31, 2012 and 2011, respectively. FIS continues to own 51% of the Brazilian Venture and retained control such that we continue to consolidate the Brazilian Venture's results.

The Brazilian Venture currently processes approximately 48 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios. Additionally, we are still performing call center and cardholder support for Banco Santander.

(7)Property and Equipment

Property and equipment as of December 31, 2012 and 2011 consists of the following (in millions):

	2012	2011
Land	$28.0	$28.0
Buildings	177.7	170.0
Leasehold improvements	98.3	89.3
Computer equipment	546.4	483.4
Furniture, fixtures, and other equipment	125.1	112.0
	975.5	882.7
Accumulated depreciation and amortization	(556.0)	(468.2)
	$419.5	$414.5

During the year ended December 31, 2012 and 2011, the Company entered into capital lease obligations of $3.6 million and $31.4 million, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Consolidated Balance Sheet as of December 31, 2012. Periodic payments are included in repayment of borrowings on the Consolidated Statements of Cash Flows.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and amortization expense on property and equipment, including that recorded under capital leases, amounted to $117.8 million, $110.7 million and $123.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was depreciation and amortization expense on property and equipment of $1.3 million, $2.9 million and $22.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(8)Goodwill

Changes in goodwill during the years ended December 31, 2012 and 2011 are summarized as follows (in millions):

	FSG	PSG	ISG	Total
Balance, December 31, 2010	$3,899.3	$4,054.2	$596.5	$8,550.0
Goodwill acquired during 2011	9.2	—	2.9	12.1
Goodwill distributed through sale of non-strategic business	—	(14.8)	—	(14.8)
Purchase price and foreign currency adjustments	—	(0.6)	(3.9)	(4.5)
Balance, December 31, 2011	3,908.5	4,038.8	595.5	8,542.8
Goodwill acquired during 2012	40.5	—	2.2	42.7
Goodwill distributed through sale of non-strategic business	—	(205.1)	—	(205.1)
Purchase price and foreign currency adjustments	—	(0.5)	1.6	1.1
Balance, December 31, 2012	$3,949.0	$3,833.2	$599.3	$8,381.5

No reporting units were at risk of failing the impairment test as of the September 30, 2012 measurement date (see Note 2 (f)).

(9)Intangible Assets

Customer relationships intangible assets are obtained as part of acquired businesses and are amortized over their estimated useful lives, generally five to 10 years, using accelerated methods. Trademarks determined to have indefinite lives are not amortized. Certain other trademarks are amortized over periods ranging up to 15 years. As of December 31, 2012 and 2011, trademarks carried at $81.3 million and $81.0 million, respectively, were classified as indefinite lived.

Intangible assets, as of December 31, 2012, consisted of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,843.3	$(1,375.7)	$1,467.6
Trademarks	119.3	(10.7)	108.6
	$2,962.6	$(1,386.4)	$1,576.2

Intangible assets, as of December 31, 2011, consisted of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,934.4	$(1,141.9)	$1,792.5
Trademarks	119.0	(8.2)	110.8
	$3,053.4	$(1,150.1)	$1,903.3

Amortization expense for intangible assets with definite lives was $246.4 million, $251.1 million and $267.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on intangible assets of $5.1 million, $8.5 million and $14.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company recorded a pre-tax impairment charge of $9.1 million, related to the Capco trademark in North America. During the year ended

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2010, as a result of Banco Santander's exit from the Brazilian Venture, the Company recorded a pre-tax impairment charge of $140.3 million, representing the portion of the unamortized contract intangible asset recorded at the initiation of the Brazilian Venture that was attributable to Banco Santander (Note 6). Included in the $25.0 million of impairment charges recognized in 2010 for Participacoes (Note 3) was $5.2 million related to intangible assets.

Estimated amortization of intangibles, including the contract intangible in our Brazilian Venture, which is amortized as a reduction in revenue, for the next five years is as follows (in millions):

2013	$243.5
2014	228.9
2015	204.9
2016	185.8
2017	178.1

(10)    Computer Software

Computer software as of December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Software from business acquisitions	$525.0	$582.7
Capitalized software development costs	760.2	757.2
Purchased software	166.4	177.1
Computer software	1,451.6	1,517.0
Accumulated amortization	(604.6)	(635.5)
Computer software, net of accumulated amortization	$847.0	$881.5

Amortization expense for computer software was $195.5 million, $209.4 million and $195.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on computer software of $3.1 million, $4.5 million and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2010, as a result of Banco Santander's exit from the Brazilian Venture (Note 6), we recorded a $14.6 million charge pertaining to capitalized software development costs incurred exclusively for use in processing Banco Santander's card activity. The write-off was included in the ISG segment.

(11)Deferred Contract Costs

A summary of deferred contract costs as of December 31, 2012 and 2011 was as follows (in millions):

	2012	2011
Installations and conversions in progress	$12.0	$15.3
Installations and conversions completed, net	123.3	149.5
Other, net	75.9	67.9
Total deferred contract costs	$211.2	$232.7

Amortization of deferred contract costs was $73.0 million, $65.9 million and $59.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(12)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2012 and 2011 consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011
Salaries and incentives	$121.4	$99.8
Accrued benefits and payroll taxes	54.2	47.0
Trade accounts payable	93.4	100.6
Reserve for claims and claims payable	23.7	23.6
Accrued interest payable	59.8	54.0
Taxes other than income tax	51.4	51.4
Other accrued liabilities	220.7	266.5
Total accounts payable and accrued liabilities	$624.6	$642.9

(13)     Long-Term Debt
Long-term debt as of December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Term Loan A-2, quarterly principal amortization (1)	$250.0	$2,088.6
Term Loan A-3, quarterly principal amortization (2)	2,021.3	—
New Term Loan B	—	1,250.0
Senior Notes due 2017, interest payable semi-annually at 7.625%	750.0	750.0
Senior Notes due 2020, interest payable semi-annually at 7.875%	500.0	500.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	—
Revolving Loan, (3)	126.3	175.0
Other	37.9	46.2
	4,385.5	4,809.8
Current portion	(153.9)	(259.2)
Long-term debt, excluding current portion	$4,231.6	$4,550.6
__________________________________________

(1)
As of December 31, 2012, the weighted average interest rate on the Term Loan A-2 was 2.45%. The Term Loan A-2 was repaid in full on January 11, 2013 through additional borrowings on our Revolving Loan.

(2)
Interest on the Term Loan A-3 is generally payable at LIBOR plus an applicable margin of up to 2.25% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of December 31, 2012, the weighted average interest rate on the Term Loan A-3 was 2.21%.

(3)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.25% plus an unused commitment fee of up to 0.35%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of December 31, 2012, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 2.00%.

On March 30, 2012, FIS amended and restated its syndicated credit agreement (the “FIS Credit Agreement”). The FIS Credit Agreement, as of December 31, 2012, provides total committed capital of $3,421.3 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $1,150.0 million maturing on March 30, 2017 ( the “Revolving Loan”); and (2) an aggregate of $2,271.3 million of term loans (the "Term Loans") consisting of $250.0 million maturing on July 18, 2014 (the “Term Loan A-2”) and $2,021.3 million maturing on March 30, 2017 (the "Term Loan A-3"). As of December 31, 2012, the outstanding principal balance of the Revolving Loan was $126.3 million, with $1,022.9 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan). On January 11, 2013, the Term Loan A-2 was repaid in full using borrowings under the Revolving Loan.

On July 16, 2010, FIS completed offerings of $600.0 million aggregate principal amount of 7.625% Senior Notes dues 2017 (the "2017 Notes") and $500.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the "2020 Notes"). FIS issued the Notes in two separate series under an indenture dated as of July 16, 2010 among FIS, FIS' domestic subsidiaries that guaranteed the FIS Credit Facility (the "Guarantors") and The Bank of New York Mellon Trust Company, N.A., as trustee. On December 19, 2011, FIS entered into a supplemental indenture whereby FIS issued an additional $150.0 million of our 7.625% Senior Notes due July 16, 2017, that have the same terms as the existing 2017 Notes. All references to the 2017 Notes include the full $750.0 million principal amount outstanding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 19, 2012, FIS completed an offering of $700.0 million aggregate principal amount of 5.000% Senior Notes due 2022 (the "2022 Notes" and together with the 2017 Notes and the 2020 Notes, the "Notes"). FIS issued the 2022 Notes under an indenture dated as of March 19, 2012, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.

The Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. We have since completed exchange offers under which we exchanged identical notes that were SEC registered for the Notes.

The obligations of FIS under the FIS Credit Agreement and the Notes are guaranteed by substantially all of the domestic subsidiaries of FIS. Effective as of January 17, 2013, following the repayment of the Term Loan A-2 and the upgrade of FIS' corporate family rating to BBB- by Standard and Poors, the collateral was released on the FIS Credit Agreement and the obligations under the FIS Credit Agreement and the Notes rank equal in priority. However, in the event of certain downgrades in FIS' credit ratings, the FIS Credit Agreement would again become secured by a pledge of the equity interests issued by substantially all of the domestic subsidiaries of FIS and a pledge of 65% of the equity interests issued by certain foreign subsidiaries of FIS. The FIS Credit Agreement and the Notes remain subject to customary affirmative, negative and financial covenants.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the Notes as of December 31, 2012 (in millions):

	Term Loan A-2	Term Loan A-3	2017 Notes	2020 Notes	2022 Notes	Total
2013	$—	$144.4	$—	$—	$—	$144.4
2014	250.0	196.9	—	—	—	446.9
2015	—	288.7	—	—	—	288.7
2016	—	393.8	—	—	—	393.8
2017	—	997.5	750.0	—	—	1,747.5
Thereafter	—	—	—	500.0	700.0	1,200.0
Total	$250.0	$2,021.3	$750.0	$500.0	$700.0	$4,221.3

Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events. There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date.

FIS may redeem some or all of the 2017 Notes, 2020 Notes, and the 2022 Notes on or before July 14, 2016, July 14, 2017, and May 14, 2020, respectively, at specified premiums to par, and thereafter at par.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 66% of our Revolving Loan. The failure of any single lender to perform their obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of December 31, 2012, would be approximately $95.8 million.

In connection with the March 31, 2012 refinance and bond offering, we wrote off certain debt issuance costs and transaction expenses totaling $18.4 million and capitalized $29.3 million of other costs. Debt issuance costs of $52.3 million, net of accumulated amortization, remain capitalized as of December 31, 2012, related to all of the above credit facilities.

The fair value of the Company’s long-term debt is estimated to be approximately $197.1 million higher than the carrying value as of December 31, 2012. This estimate is based on quoted prices of our Notes and trades of our other debt in close

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

proximity to December 31, 2012, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of December 31, 2012, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 1, 2011	February 1, 2013	$200.0	One Month LIBOR (1)	0.62%	(2)
May 3, 2011	May 1, 2013	400.0	One Month LIBOR (1)	0.73%	(2)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	One Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	One Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	One Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	One Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	One Month LIBOR (1)	0.89%	(2)
		$2,300.0
___________________________________

(1)	0.21% in effect as of December 31, 2012.

(2)	Does not include the applicable margin and facility fees paid to lenders on term loans and revolving loans as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	December 31, 2012		December 31, 2011
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$1.0	Accounts payable and accrued liabilities	$3.4
Interest rate swap contracts	Other long-term liabilities	9.4	Other long-term liabilities	4.0
Total derivatives designated as hedging instruments		$10.4		$7.4
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
As part of the Metavante acquisition, the Company assumed an interest rate swap that was not designated as a hedge for accounting purposes. As of December 31, 2011, the accrued but unpaid reset payments and the fair value of the future reset payments totaled $42.4 million and was recorded as part of accounts payable and accrued liabilities. This item was paid in February 2012.

A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Earnings and recognized in AOCE for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Amount of loss recognized in AOCE on derivatives
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest rate swap contracts	$(11.0)	$(15.0)	$(33.7)

	Amount of loss reclassified from AOCE into income
Location of loss reclassified from AOCE into income	2012	2011	2010
Interest expense	$(7.7)	$(20.7)	$(41.5)

Approximately $3.0 million of the balance in AOCE as of December 31, 2012, is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2012, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(14)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following (in millions):

	2012	2011	2010
Current provision (benefit):
Federal	$183.1	$145.7	$202.0
State	38.7	31.7	33.8
Foreign	34.0	52.8	26.0
Total current provision	$255.8	$230.2	$261.8
Deferred provision (benefit):
Federal	$14.5	$36.9	$11.6
State	0.8	(7.7)	1.0
Foreign	(0.2)	(27.0)	(66.0)
Total deferred provision	15.1	2.2	(53.4)
Total provision for income taxes	$270.9	$232.4	$208.4

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
United States	$653.2	$611.7	$655.8
Foreign	178.0	115.3	(57.7)
Total	$831.2	$727.0	$598.1

Total income tax expense for the years ended December 31, 2012, 2011 and 2010 is allocated as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011	2010
Tax expense per statements of earnings	$270.9	$232.4	$208.4
Tax expense attributable to discontinued operations	67.4	(5.8)	(15.5)
Unrealized gain (loss) on interest rate swaps	(2.1)	1.5	1.9
Unrealized (loss) gain on foreign currency translation	(0.3)	(3.3)	3.2
Other adjustment	0.7	(1.0)	—
Total income tax expense (benefit) allocated to other comprehensive income	(1.7)	(2.8)	5.1
Tax benefit from exercise of stock options	(31.1)	(8.1)	(27.1)
Total income tax expense	$305.5	$215.7	$170.9

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	4.6	4.7	5.2
Federal benefit of state taxes	(1.6)	(1.6)	(1.8)
Foreign rate differential	(2.8)	(2.9)	(1.1)
Other	(2.6)	(3.1)	(2.4)
Effective income tax rate	32.6%	32.1%	34.9%

The significant components of deferred income tax assets and liabilities as of December 31, 2012 and 2011 consist of the following (in millions):

	2012	2011
Deferred income tax assets:
Net operating loss carryforwards	$146.7	$152.2
Employee benefit accruals	59.3	83.8
Deferred revenue	43.5	51.5
Accruals	39.0	32.2
Foreign tax credit carryforwards	23.8	8.3
Investments	19.2	19.9
Foreign currency translation adjustment	18.8	18.6
State taxes	11.0	10.2
Allowance for doubtful accounts	4.5	10.6
Interest rate swaps	3.7	17.8
Total gross deferred income tax assets	369.5	405.1
Less valuation allowance	(86.3)	(84.4)
Total deferred income tax assets	283.2	320.7
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	897.9	975.3
Deferred contract costs	79.2	78.7
Depreciation	54.3	58.6
Other	9.2	8.0
Total deferred income tax liabilities	1,040.6	1,120.6
Net deferred income tax liability	$757.4	$799.9

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred income taxes have been classified in the Consolidated Balance Sheets as of December 31, 2012 and 2011 as follows (in millions):

	2012	2011
Current assets	$55.9	$74.0
Noncurrent assets (included in other noncurrent assets)	10.8	11.6
Current liabilities (included in accounts payable and accrued liabilities)	2.3	1.4
Noncurrent liabilities	821.8	884.1
Net deferred income tax liability	$757.4	$799.9

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

As of December 31, 2012 and 2011, the Company had income taxes (payable)/receivable of $(8.1) million and $10.5 million, respectively. These amounts are included in accounts payable and accrued liabilities and other receivables, respectively, in the Consolidated Balance Sheets.

As of December 31, 2012 and 2011, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $146.7 million and $152.2 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2012 and 2011 of $12.0 million and $14.7 million, respectively, which expire between 2019 and 2024. The Company has a valuation allowance against deferred tax assets for state net operating loss carryforwards in the amounts of $11.9 million as of December 31, 2012 and 2011. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2012 and 2011 of $134.7 million and $137.5 million, respectively. The Company has valuation allowances against these net operating losses as of December 31, 2012 and 2011 of $74.4 million and $72.5 million, respectively. As of December 31, 2012 and 2011, the Company had foreign tax credit carryforwards of $23.8 million and $8.3 million, respectively, which expire between 2016 and 2022.

Since 2005, we have participated in the IRS' Compliance Assurance Process (CAP), which is a real-time audit. The IRS has completed its review for years 2002-2010. Currently, management believes the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2005. Substantially all state income tax returns have been concluded through 2008.
The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. For those earnings considered to be permanently reinvested outside the United States, a determination of the amount of unrecognized deferred tax liability is not practicable at this time.
As of December 31, 2012 and 2011, the Company had gross unrecognized tax benefits of $40.4 million and $45.5 million of which $27.0 million and $33.1 million would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gross Amount
Amounts of unrecognized tax benefits as of January 1, 2011	$42.7
Increases as a result of tax positions taken in the current year	4.8
Amount of decreases due to settlements	(4.9)
Increases as a result of tax positions taken in a prior period	2.9
Amount of unrecognized tax benefit as of December 31, 2011	45.5
Amount of decreases due to lapse of the applicable statute of limitations	(1.4)
Amount of decreases due to settlements	(6.6)
Increases as a result of tax positions taken in a prior period	2.9
Amount of unrecognized tax benefit as of December 31, 2012	$40.4

The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $3.7 million, $3.7 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total amount of interest and penalties recognized in the Consolidated Balance Sheets is $18.9 million and $15.8 million as of December 31, 2012 and 2011, respectively. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.

Due to the expiration of various statutes of limitation in the next twelve months, an estimated $1.4 million of gross unrecognized tax benefits may be recognized during that twelve month period.

(15)     Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than the matter listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:

•	This matter raises difficult and complicated factual and legal issues and is subject to many uncertainties and complexities.

•
The Company reviews all of its litigation matters on an on-going basis and follows the authoritative provisions for accounting for contingencies when making accrual and disclosure decisions. A liability must be accrued if (a) it is probable that a liability has been incurred and (b) the amount of loss can be reasonably estimated. If one of these criteria has not been met, disclosure is required when there is at least a reasonable possibility that a loss may have been incurred. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals. Legal fees associated with defending litigation matters are expensed as incurred.

   CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the second quarter of 2012, the Defendants filed a Motion for Judgment on the Pleadings and a Motion to Stay Discovery. The Court subsequently denied the Motion to Stay Discovery but

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

has not yet ruled on the Motion for Judgment on the Pleadings. In the third quarter of 2012, the Court entered a Case Management and Scheduling Order. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. The Motion for Judgment on the Pleadings was denied as moot following entry of the amended complaint adding claims with respect to a fourth patent. On December 3, 2012, Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. On January 15, 2013, Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   The Court has not yet ruled on either of the summary judgment motions. Trial is scheduled for January 2014. Discovery is ongoing. Due to the early stage of this litigation, an estimate of a possible loss or range of loss, if any, for this litigation cannot be made at this time.
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

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2017, and thereafter, in the aggregate, are as follows (in millions):

2013	$55.0
2014	53.8
2015	42.4
2016	28.4
2017	18.0
Thereafter	29.0
Total	$226.6

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $6.7 million per year that renew on a short-term basis. See Note 7 for information on the Company's capital lease obligations.

Rent expense incurred under all operating leases during the years ended December 31, 2012, 2011 and 2010, was $86.0 million, $93.6 million and $116.1 million, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was rent expense of $0.6 million, $1.3 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Data Processing and Maintenance Services Agreements.  The Company has agreements with various vendors, which expire between 2013 and 2018, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $246.7 million as of December 31, 2012. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(16)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan (ESPP). Eligible employees may voluntarily purchase, at current market prices, shares of FIS’ common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded expense of $19.9 million, $17.8 million and $14.3 million, respectively, for the years ended December 31, 2012, 2011 and 2010, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plan

The Company’s employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded expense of $28.2 million, $27.1 million and $23.1 million, respectively, for the years ended December 31, 2012, 2011 and 2010, relating to the participation of FIS employees in the 401(k) plan.

Stock Compensation Plans

In 2008, the Company adopted the FIS 2008 Stock Incentive Plan. The Company granted 0.8 million and 2.0 million options under this plan in the years ended December 31, 2012 and 2011, respectively, which vest over 3 years. There were 7.8 million and 10.9 million options outstanding and 1.8 million and 3.0 million options available for grant under this plan as of December 31, 2012 and 2011, respectively.

On October 1, 2009, in conjunction with the Metavante acquisition, the Company assumed certain vested and unvested options and restricted stock awards that the employees of Metavante held as of the acquisition date in the Metavante stock option plans. The Company granted 1.2 million and 1.4 million options under this plan in the years ended December 31, 2012 and 2011, respectively, which vest over 3 years. As of December 31, 2012 and 2011, there were 5.8 million and 11.9 million options outstanding, respectively, and there were 8.5 million and 10.1 million options, respectively, available for grant under this plan.

The Company also has fully vested options outstanding related to a previous stock incentive plan as well as options assumed in connection with merger and acquisition transactions and the transaction through which FIS became independent of FNF. As of December 31, 2012 and 2011, there were 2.2 million and 7.6 million options outstanding, respectively, related to these plans that expire over periods through 2017.

The following schedule summarizes the stock option activity for the years ended December 31, 2012, 2011 and 2010 (in millions except for per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Shares	Weighted Average Exercise Price
Balance, December 31, 2009	39.5	$18.73
Granted	5.1	27.15
Exercised	(12.9)	16.59
Cancelled	(0.3)	18.55
Balance, December 31, 2010	31.4	20.99
Granted	3.4	26.02
Exercised	(4.3)	19.29
Cancelled	(0.1)	23.33
Balance, December 31, 2011	30.4	21.78
Granted	2.0	33.97
Exercised	(16.2)	20.62
Cancelled	(0.4)	25.50
Balance, December 31, 2012	15.8	24.39

The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $202.3 million, $49.1 million and $148.5 million, respectively. The Company generally issues shares from treasury stock for stock options exercised.

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2012:

	Outstanding Options				Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2012 (a)	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2012 (a)
	(In millions)			(In millions)	(In millions)			(In millions)
$ 0.00 - $17.29	2.1	2.98	$13.64	$43.8	2.1	2.98	$13.64	$43.8
$17.30 - $22.55	3.6	3.19	21.22	48.9	3.6	3.19	21.23	48.8
$22.56 - $25.66	4.2	4.63	25.05	40.5	2.5	3.81	24.64	25.2
$25.67 - $27.10	3.3	4.78	27.01	26.0	2.4	4.78	27.02	18.6
$27.11 - $32.00	0.9	5.30	29.62	4.9	0.4	4.95	28.73	2.3
$32.01 - $34.89	1.7	6.87	34.89	0.9	0.1	6.86	34.33	0.1
$ 0.00 - $34.89	15.8	4.40	$24.39	$165.0	11.1	3.74	$22.25	$138.8
_________________________

(a)	Intrinsic value is based on a closing stock price as of December 31, 2012 of $34.81.

The weighted average fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was estimated to be $8.08, $7.58 and $7.84, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2012	2011	2010
Risk free interest rate	0.6%	0.8%	1.1%
Volatility	35.8%	36.5%	35.6%
Dividend yield	2.4%	0.8%	0.7%
Weighted average expected life (years)	4.3	4.5	4.4

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company estimates future forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.  The Company bases the risk-free interest rate that is used in the stock option valuation model on U.S. Treasury securities issued with maturities similar to the expected term of the options.  The expected stock volatility factor is determined using historical daily price changes of the Company's common stock over the most recent period commensurate with the expected term of the option and the impact of any expected trends.  The dividend yield assumption is based on the current dividend yield at the grant date or management's forecasted expectations. The expected life assumption is determined by calculating the average term from the Company's historical stock option activity and considering the impact of expected future trends.

The Company granted a total of 1.3 million restricted stock shares at prices ranging from $30.70 to $34.89 on various dates in 2012. The Company granted a total of 1.4 million restricted stock shares at prices ranging from $24.16 to $31.80 on various dates in 2011. The Company granted a total of 1.5 million restricted stock shares at prices ranging from $25.76 to $28.15 on various dates in 2010. These shares were granted at the closing market price on the date of grant and vest annually over three years. As of December 31, 2012 and 2011, we have approximately 2.8 million and 2.6 million unvested restricted shares remaining.

The Company has provided for total stock compensation expense of $83.8 million, $64.7 million and $58.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation.

As of December 31, 2012 and 2011, the total unrecognized compensation cost related to non-vested stock awards is $96.2 million and $122.5 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.7 years and 1.6 years, respectively.

German Pension Plan

Our German operations have unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to German employees upon retirement. The accumulated benefit obligation as of December 31, 2012 and 2011, was $39.6 million and $32.3 million, respectively, and the projected benefit obligation was $40.6 million and $33.0 million, respectively. The plan remains unfunded as of December 31, 2012.

(17)Concentration of Risk

The Company generates a significant amount of revenue from large customers, however, no individual customer accounted for 10% or more of total revenue in the years ended December 31, 2012, 2011 and 2010.

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

(18)     Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its Guarantor (Note 13) and non-guarantor subsidiaries: (a) the condensed consolidating balance sheets as of December 31, 2012 and December 31, 2011; (b) the condensed consolidating statements of earnings for the years ended December 31, 2012, 2011 and 2010; and (c) the condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$18.4	$226.8	$272.4	$—	$517.6
Settlement deposits	—	32.6	—	—	32.6
Trade receivables, net	—	693.9	231.8	—	925.7
Investment in subsidiaries, intercompany and receivables from related parties	9,207.5	9,482.0	1,087.8	(19,735.3)	42.0
Other current assets	21.2	259.6	45.5	—	326.3
Total current assets	9,247.1	10,694.9	1,637.5	(19,735.3)	1,844.2
Property and equipment, net	12.0	328.8	78.7	—	419.5
Goodwill	—	7,205.7	1,175.8	—	8,381.5
Intangible assets, net	—	1,191.4	384.8	—	1,576.2
Computer software, net	39.7	641.9	165.4	—	847.0
Other noncurrent assets	103.2	288.3	89.8	—	481.3
Total assets	$9,402.0	$20,351.0	$3,532.0	$(19,735.3)	$13,549.7
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$110.7	$257.1	$256.8	$—	$624.6
Settlement payables	—	165.6	6.6	—	172.2
Current portion of long-term debt	144.4	7.4	2.1	—	153.9
Deferred revenues	—	224.0	63.3	—	287.3
Other current liabilites	—	—	18.8	—	18.8
Total current liabilities	255.1	654.1	347.6	—	1,256.8
Deferred income taxes	—	820.4	1.4	—	821.8
Long-term debt, excluding current portion	4,224.1	7.2	0.3	—	4,231.6
Other long-term liabilities	29.0	99.7	317.2	—	445.9
Total liabilities	4,508.2	1,581.4	666.5	—	6,756.1
Total equity	4,893.8	18,769.6	2,865.5	(19,735.3)	6,793.6
Total liabilities and equity	$9,402.0	$20,351.0	$3,532.0	$(19,735.3)	$13,549.7

	December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$19.4	$163.3	$232.8	$—	$415.5
Settlement deposits	—	43.9	—	—	43.9
Trade receivables, net	—	689.5	169.0	—	858.5
Investment in subsidiaries, intercompany and receivables from related parties	9,564.7	8,133.7	1,089.0	(18,730.5)	56.9
Other current assets	11.9	231.7	55.6	—	299.2
Total current assets	9,596.0	9,262.1	1,546.4	(18,730.5)	1,674.0
Property and equipment, net	1.4	347.7	65.4	—	414.5
Goodwill	—	7,398.5	1,144.3	—	8,542.8
Intangible assets, net	—	1,471.2	432.1	—	1,903.3
Computer software, net	32.7	673.9	174.9	—	881.5
Other noncurrent assets	77.6	230.5	149.0	—	457.1
Total assets	$9,707.7	$19,383.9	$3,512.1	$(18,730.5)	$13,873.2
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$152.0	$256.9	$234.0	$—	$642.9
Settlement payables	—	136.0	5.2	—	141.2
Current portion of long-term debt	248.4	10.5	0.3	—	259.2
Deferred revenues	—	205.8	70.7	—	276.5
Other current liabilites	—	—	36.5	—	36.5
Total current liabilities	400.4	609.2	346.7	—	1,356.3
Deferred income taxes	—	871.4	12.7	—	884.1
Long-term debt, excluding current portion	4,537.3	13.2	0.1	—	4,550.6
Other long-term liabilities	19.0	111.6	300.4	—	431.0
Total liabilities	4,956.7	1,605.4	659.9	—	7,222.0
Total equity	4,751.0	17,778.5	2,852.2	(18,730.5)	6,651.2
Total liabilities and equity	$9,707.7	$19,383.9	$3,512.1	$(18,730.5)	$13,873.2

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$4,537.2	$1,270.4	$—	$5,807.6
Operating expenses	248.1	3,420.9	1,059.4	—	4,728.4
Operating income	(248.1)	1,116.3	211.0	—	1,079.2
Other income (expense):
Interest expense, net	(218.3)	(1.3)	(3.1)	—	(222.7)
Other income (expense)	(22.9)	(2.2)	(0.2)	—	(25.3)
Net earnings (loss) of equity affiliates	891.2	—	—	(891.2)	—
Total other income (expense)	650.0	(3.5)	(3.3)	(891.2)	(248.0)
Earnings (loss) from continuing operations before income taxes	401.9	1,112.8	207.7	(891.2)	831.2
Provision for income taxes	(158.4)	356.2	73.1	—	270.9
Net earnings (loss) from continuing operations	560.3	756.6	134.6	(891.2)	560.3
Earnings (loss) from discontinued operations, net of tax	(79.2)	(47.7)	(31.5)	79.2	(79.2)
Net earnings (loss)	481.1	708.9	103.1	(812.0)	481.1
Net (earnings) loss attributable to noncontrolling interest	(19.9)	—	(19.9)	19.9	(19.9)
Net earnings (loss) attributable to FIS common stockholders	$461.2	$708.9	$83.2	$(792.1)	$461.2
Comprehensive earnings (loss) attributable to FIS	$448.7	$708.9	$87.6	$(790.3)	$454.9

	Year ended December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$4,367.9	$1,257.7	$—	$5,625.6
Operating expenses	174.8	3,286.3	1,115.0	—	4,576.1
Operating income	(174.8)	1,081.6	142.7	—	1,049.5
Other income (expense):
Interest expense, net	(245.1)	(1.4)	(12.3)	—	(258.8)
Other income (expense)	(40.0)	5.0	(28.7)	—	(63.7)
Net earnings (loss) of equity affiliates	792.4	—	—	(792.4)	—
Total other income (expense)	507.3	3.6	(41.0)	(792.4)	(322.5)
Earnings (loss) from continuing operations before income taxes	332.5	1,085.2	101.7	(792.4)	727.0
Provision for income taxes	(162.1)	376.5	18.0	—	232.4
Net earnings (loss) from continuing operations	494.6	708.7	83.7	(792.4)	494.6
Earnings (loss) from discontinued operations, net of tax	(13.5)	10.7	(24.2)	13.5	(13.5)
Net earnings (loss)	481.1	719.4	59.5	(778.9)	481.1
Net (earnings) loss attributable to noncontrolling interest	(11.5)	0.6	(12.1)	11.5	(11.5)
Net earnings (loss) attributable to FIS common stockholders	$469.6	$720.0	$47.4	$(767.4)	$469.6
Comprehensive earnings (loss) attributable to FIS	$478.7	$721.4	$(8.6)	$(773.5)	$418.0

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2010
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$83.3	$4,223.1	$878.5	$(39.3)	$5,145.6
Operating expenses	297.9	3,194.5	909.5	(39.3)	4,362.6
Operating income	(214.6)	1,028.6	(31.0)	—	783.0
Other income (expense):
Interest expense, net	(167.3)	(2.7)	(3.4)	—	(173.4)
Other income (expense)	9.2	(14.7)	(6.0)	—	(11.5)
Net earnings (loss) of equity affiliates	619.0	—	—	(619.0)	—
Total other income (expense)	460.9	(17.4)	(9.4)	(619.0)	(184.9)
Earnings (loss) from continuing operations before income taxes	246.3	1,011.2	(40.4)	(619.0)	598.1
Provision for income taxes	(143.4)	374.0	(22.2)	—	208.4
Net earnings (loss) from continuing operations	389.7	637.2	(18.2)	(619.0)	389.7
Earnings (loss) from discontinued operations, net of tax	(31.8)	11.3	(43.1)	31.8	(31.8)
Net earnings (loss)	357.9	648.5	(61.3)	(587.2)	357.9
Net (earnings) loss attributable to noncontrolling interest	46.6	1.5	45.1	(46.6)	46.6
Net earnings (loss) attributable to FIS common stockholders	$404.5	$650.0	$(16.2)	$(633.8)	$404.5
Comprehensive earnings (loss) attributable to FIS	$456.6	$642.9	$(62.6)	$(626.7)	$410.2

	Year ended December 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(243.2)	$1,071.1	$206.1	$12.7	$1,046.7
Cash flows from investing activities	(2.0)	74.4	(95.6)	—	(23.2)
Cash flows from financing activities	244.1	(1,082.0)	(70.2)	(12.7)	(920.8)
Effect of foreign currency exchange rates on cash	—	—	(0.6)	—	(0.6)
Net increase (decrease) in cash	$(1.1)	$63.5	$39.7	$—	$102.1

	Year ended December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(209.8)	$1,208.0	$198.8	$(25.5)	$1,171.5
Cash flows from investing activities	(20.8)	(239.3)	(39.1)	—	(299.2)
Cash flows from financing activities	242.4	(967.1)	(85.5)	25.5	(784.7)
Effect of foreign currency exchange rates on cash	—	—	(10.1)	—	(10.1)
Net increase (decrease) in cash	$11.8	$1.6	$64.1	$—	$77.5

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2010
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(209.3)	$916.5	$370.6	$(6.5)	$1,071.3
Cash flows from investing activities	(24.2)	(282.7)	(337.3)	—	(644.2)
Cash flows from financing activities	239.3	(694.8)	(70.0)	6.5	(519.0)
Effect of foreign currency exchange rates on cash	—	—	(1.0)	—	(1.0)
Net increase (decrease) in cash	$5.8	$(61.0)	$(37.7)	$—	$(92.9)

(19)     Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the year ended December 31, 2012 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$2,246.4	$2,380.6	$1,180.5	$0.1	$5,807.6
Operating expenses	1,530.2	1,499.4	978.3	720.5	4,728.4
Operating income	$716.2	$881.2	$202.2	$(720.4)	1,079.2
Other income (expense) unallocated					(248.0)
Income from continuing operations					$831.2
Depreciation and amortization	$168.0	$86.8	$73.1	$294.9	$622.8
Capital expenditures	$186.7	$47.6	$50.7	$12.4	$297.4
Total assets	$5,256.0	$4,806.1	$1,841.0	$1,642.9	$13,546.0
Goodwill	$3,949.0	$3,833.2	$599.3	$—	$8,381.5

As of and for the year ended December 31, 2011 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$2,076.8	$2,372.1	$1,177.6	$(0.9)	$5,625.6
Operating expenses	1,396.5	1,549.4	990.0	640.2	4,576.1
Operating income	$680.3	$822.7	$187.6	$(641.1)	1,049.5
Other income (expense) unallocated					(322.5)
Income from continuing operations					$727.0
Depreciation and amortization	$160.8	$85.2	$82.3	$292.6	$620.9
Capital expenditures	$219.3	$61.4	$43.8	$7.2	$331.7
Total assets	$5,175.3	$4,911.3	$1,857.3	$1,926.4	$13,870.3
Goodwill	$3,908.5	$4,038.8	$595.5	$—	$8,542.8

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of and for the year ended December 31, 2010 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,890.8	$2,354.2	$917.0	$(16.4)	$5,145.6
Operating expenses	1,217.4	1,550.7	845.9	748.6	4,362.6
Operating income	$673.4	$803.5	$71.1	$(765.0)	783.0
Other income (expense) unallocated					(184.9)
Income from continuing operations					$598.1
Depreciation and amortization	$154.1	$97.4	$216.3	$302.9	$770.7
Capital expenditures	$190.3	$56.6	$51.5	$14.0	$312.4
Total assets	$5,046.0	$4,905.7	$1,827.8	$2,375.7	$14,155.2
Goodwill	$3,899.3	$4,054.2	$596.5	$—	$8,550.0

Total assets as of December 31, 2012, 2011 and 2010 exclude $3.7 million, $2.9 million and $21.1 million, respectively related to discontinued operations.

Financial Solutions Group

FSG focuses on serving the processing needs of financial institutions, commercial lenders, finance companies and other businesses in North America. FSG's primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. FSG offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. Additionally, our Capco subsidiary provides strategic integrated consulting, technology and complex, large-scale transformation services.

Payment Solutions Group

PSG provides a comprehensive set of software and services for EFT, network, card processing, image, bill payment and government solutions for North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks and credit unions and independent community and savings institutions.

International Solutions Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 6) and the international operations of Capco. Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $371.6 million, $401.2 million and $452.9 million as of December 31, 2012, 2011 and 2010, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

During 2012, the Company recorded compensation charges of $43.2 million in payments and accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibility or separation from the Company of certain executives. These charges are included in selling, general and administrative expenses in the Corporate and Other segment.

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

(20)     Other Equity Programs and Stock Rights

Stock Purchase Rights

As of the Metavante acquisition date, WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the Metavante merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus' initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $0.01 per share (“Net Settlement Feature”). During the year ended December 31, 2012, 0.2 million shares were issued relative to fourth quarter 2011 and first, second and third quarter 2012 activity. During the year ended December 31, 2011, 0.2 million shares were issued relative to fourth quarter 2010 and first, second and third quarter 2011 activity. During the year ended December 31, 2010, 0.7 million shares were issued relative to fourth quarter 2009 and first, second and third quarter 2010 activity. Warburg Pincus paid a nominal amount for these shares under the Net Settlement Feature of the agreement. As of December 31, 2012, approximately 1.3 million employee stock options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase, at most, an additional 0.4 million shares. As of February 15, 2013, when Warburg Pincus last amended their Schedule 13D/A filing with the Securities and Exchange Commission, they held approximately 6.5% of the outstanding shares of FIS common stock.

Share Repurchase Program

On February 7, 2012, our Board of Directors approved a plan authorizing repurchases of up to $1,000.0 million of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2015. This share repurchase authorization replaced any existing share repurchase authorization. We repurchased 10.3 million shares of our common stock for $350.3 million at an average price of $33.84 during the year ended December 31, 2012 under this plan, including the repurchase of 5.7 million shares from WPM, L.P. for $200.0 million, or $35.03 per share, in December 2012. Approximately $649.7 million of plan capacity remained available for repurchases as of December 31, 2012.

On October 18, 2011, our Board of Directors approved a plan authorizing repurchases of up to $500.0 million of our outstanding common stock through December 31, 2013. We repurchased 1.4 million shares of our common stock for $38.0 million at an average price of $26.51 during the year ended December 31, 2011 under this plan. In January 2012, we repurchased an additional 3.7 million shares of our common stock for $101.1 million at an average price of $27.32. This plan was replaced by the February 7, 2012 authorization plan approved by our Board of Directors.

On February 4, 2010, our Board of Directors approved a plan authorizing repurchases of up to 15.0 million shares of our common stock through January 31, 2013. We repurchased 1.4 million shares of our common stock for $32.2 million at an average price of $22.97 in 2010 under this plan. We repurchased an additional 13.6 million shares of our common stock for $361.2 million at an average price of $26.56 during the year ended December 31, 2011 under this plan. No additional shares of our common stock remain available to repurchase under this plan as of December 31, 2012.

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

(21)     Subsequent Event

On January 31, 2013, FIS announced that it has signed a definitive agreement to acquire the remaining interest in mFoundry, Inc., a leading provider of mobile banking and payment solutions for financial institutions and retailers. FIS currently holds a minority interest in the company. Owning the underlying technology that enables mobile commerce will significantly enhance our strategic positioning as the mobile channel continues to expand, and will enable us to leverage our capabilities over a broader customer base.

FIS anticipates paying approximately $120 million in cash to acquire the remaining outstanding ownership interest. The transaction, subject to customary regulatory approvals and contractual closing conditions, is expected to close by the end of the first quarter.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 6, 2006).
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.dated November 13, 2012.
3.3	Second Amended and Restated Bylaws of Fidelity National Information Services, Inc. dated November 12, 2012.
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

4.5
Indenture, dated as of March 19, 2012, among FIS, as issuer, the subsidiaries of FIS listed on the signature page thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 20, 2012).

4.6
Registration Rights Agreement dated as of March 19, 2012, among FIS, as issuer, the subsidiaries of FIS listed on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 20, 2012).

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

10.10	Form of Certegy Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.46 to Current Report on Form 8-K filed on February 10, 2005).(1)
10.11	Form of Certegy Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed on March 11, 2005).(1)

Exhibit No.	Description
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

10.43	Letter Agreement dated February 7, 2011 by and between Fidelity National Information Services, Inc. and William P. Foley, II (1).
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

10.48
Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Michael D. Hayford (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 3, 2009).(1)

10.49
Relocation Letter Agreement, dated as of March 31, 2009, from Fidelity National Information Services, Inc. to Michael D. Hayford (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4/A filed on July 20, 2009).

10.50
Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Michael D. Hayford (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4/A filed on July 20, 2009).(1)

Exhibit No.	Description
10.51
Amended and Restated Employment Agreement dated December 16, 2009 by and between Fidelity National Information Services, Inc. and Michael L. Gravelle (incorporated by reference to Exhibit 10.61 to Annual Report on Form 10-K filed on February 26, 2010) (1)

10.52
Employment Agreement, dated as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed on October 2, 2009).(1)

10.53
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

10.54
Joinder Agreement, dated as of July 16, 2010, by and among FIS, each joinder lender listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2010).

10.55
Third Amendment and Restatement Agreement dated as of March 30, 2012 by and among FIS, the other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., and Wells Fargo Bank, National Association, as Swing Line Lender, including the Amended and Restated Credit Agreement dated as of January 18, 2007, and amended and restated as of June 29, 2010, further amended and restated as of December 19, 2011 among FIS, the other borrowers, the parties signatory thereto from time to time as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Bank of America, N.A., and Wells Fargo Bank, National Association as Swing Line Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 30, 2012).

10.56
Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Fidelity National Financial, Inc., Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 27, 2006).

10.57
Cross-Indemnity Agreement, dated as of October 23, 2006 by and between Fidelity National Information Services, Inc. and Fidelity National Title Group, Inc. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 27, 2006).

10.58
Form of Restricted Stock Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in April and October 2010 (incorporated by reference to Exhibit 10.61 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.59
Form of Performance Restricted Stock Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in July 2010 (incorporated by reference to Exhibit 10.62 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.60
Form of Performance Restricted Stock Award issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Award Agreement for grants made in July 2010 (incorporated by reference to Exhibit 10.63 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.61
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

Exhibit No.	Description
10.67
Form of Stock Option grant issued under Amended and Restated Metavante 2007 Equity Incentive Plan - Certificate of Option Agreement for grants made in October 2010 (incorporated by reference to Exhibit 10.70 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.68
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

10.69
Conversion Agreements, each dated as of December 19, 2011, by and among FIS, the respective lenders party thereto, and the Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed on December 19, 2011).

10.70
Extension Agreements, each dated as of December 19, 2011, by and among FIS, the respective lenders party thereto, and the Administrative Agent(incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed on December 19, 2011).

10.71
Commitment Increase and Joinder Agreement, dated as of December 19, 2011, by and among FIS, the respective lenders party thereto, and the Administrative Agent, JPMorgan Chase Bank, N.A., as Swing Line Lender and L/C Issuer, and Bank of America, N.A., as Swing Line Lender (incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed on December 19, 2011).

10.72
Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, effective as of May 29, 2008 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A filed on April 15, 2008) (1).

10.73	Capco New Revenue Incentive Program for Executive Officers (incorporated by reference to Exhibit 10.77 to Annual Report on Form 10-K filed February 24, 2012) (1).
10.74	Form of 2011 Award Agreement for Capco New Revenue Incentive Program for Executive Officers (incorporated by reference to Exhibit 10.78 to Annual Report on Form 10-K filed February 24, 2012) (1).
10.75
Acceleration, Change of Role and Non-Competition Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and William P. Foley II (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 4, 2012) (1).

10.76
Amended and Restated Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Brent B. Bickett (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 4, 2012) (1).

10.77
Amendment No. 1 to Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Frank R. Martire (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 4, 2012) (1).

10.78
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 4, 2012) (1).

10.79	Separation, NonCompetition and Release Agreement, dated December 10, 2012, by and among Fidelity National Information Services, Inc. and Michael D. Hayford (1).
10.80	Amendment To Employment Agreement, dated as of January 29, 2013, by and among Fidelity National Information Services, Inc., and Greg P. Schaffer (1).
10.81	Employment Agreement, dated as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana (1).
10.82	Amendment No. 2 to Employment Agreement, dated as of January 29, 2013, by and among Fidelity National Information Services, Inc., and Michael P. Oates (1).
10.83	Amended and Restated Employment Agreement, dated as of January 29, 2013, by and among Fidelity National Information Services, Inc., and Michael L. Gravelle (1).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 26, 2013	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2013	By:	/s/ WILLIAM P. FOLEY, II
William P. Foley, II
Vice Chairman of the Board

Date:	February 26, 2013	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
Chairman of the Board and Chief Executive Officer;
Director (Principal Executive Officer)

Date:	February 26, 2013	By:	/s/ MICHAEL D. HAYFORD
Michael D. Hayford
Corporate Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 26, 2013	By:	/s/ JAMES W. WOODALL
James W. Woodall
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 26, 2013	By:	/s/ THOMAS M. HAGERTY
Thomas M. Hagerty,
Director

Date:	February 26, 2013	By:	/s/ KEITH W. HUGHES
Keith W. Hughes,
Director

Date:	February 26, 2013	By:	/s/ DAVID K. HUNT
David K. Hunt,
Director

Date:	February 26, 2013	By:	/s/ STEPHAN A. JAMES
Stephan A. James,
Director

Date:	February 26, 2013	By:	/s/ RICHARD N. MASSEY
Richard N. Massey,
Director

Date:	February 26, 2013	By:	/s/ JAMES C. NEARY
James C. Neary,
Director