Form 10-Q
period 2013-03-31
Fidelity National Information Services, Inc.
filed 2013-05-02
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of April 30, 2013, 293,111,942 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2013
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	2
B. Condensed Consolidated Statements of Earnings for the three months ended March 31, 2013 and 2012	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2013 and 2012	4
D. Condensed Consolidated Statement of Equity for the three months ended March 31, 2013	5
E. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risks	28
Item 4. Controls and Procedures	30
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
EX- 4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$590.6	$517.6
Settlement deposits	30.3	32.6
Trade receivables, net of allowance for doubtful accounts of $23.5 and $19.9 as of March 31, 2013 and December 31, 2012, respectively	936.2	925.7
Settlement receivables	97.4	128.3
Other receivables	24.8	30.2
Due from Brazilian venture partner	45.2	42.0
Prepaid expenses and other current assets	140.5	111.9
Deferred income taxes	58.1	55.9
Total current assets	1,923.1	1,844.2
Property and equipment, net	422.3	419.5
Goodwill	8,487.2	8,381.5
Intangible assets, net	1,545.5	1,576.2
Computer software, net	851.1	847.0
Deferred contract costs, net	213.1	211.2
Other noncurrent assets	256.9	270.1
Total assets	$13,699.2	$13,549.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$685.9	$624.6
Due to Brazilian venture partner	19.3	18.8
Settlement payables	125.0	172.2
Current portion of long-term debt	166.8	153.9
Deferred revenues	281.4	287.3
Total current liabilities	1,278.4	1,256.8
Deferred revenues	38.7	42.2
Deferred income taxes	809.9	821.8
Long-term debt, excluding current portion	4,436.2	4,231.6
Due to Brazilian venture partner	41.5	40.5
Other long-term liabilities	296.0	363.2
Total liabilities	6,900.7	6,756.1
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 600 shares authorized, 386.1 and 385.9 shares issued as of March 31, 2013 and December 31, 2012, respectively	3.8	3.8
Additional paid in capital	7,200.0	7,197.0
Retained earnings	2,185.7	2,105.8
Accumulated other comprehensive earnings	21.0	30.0
Treasury stock, $0.01 par value, 93.5 and 91.8 shares as of March 31, 2013 and December 31, 2012, respectively, at cost	(2,770.8)	(2,695.7)
Total FIS stockholders’ equity	6,639.7	6,640.9
Noncontrolling interest	158.8	152.7
Total equity	6,798.5	6,793.6
Total liabilities and equity	$13,699.2	$13,549.7
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Processing and services revenues (for related party activity, see note 2)	$1,478.0	$1,413.4
Cost of revenues	1,008.0	989.5
Gross profit	470.0	423.9
Selling, general, and administrative expenses (for related party activity, see note 2)	194.9	201.4
Operating income	275.1	222.5
Other income (expense):
Interest expense, net	(51.7)	(59.4)
Other income (expense), net	5.1	(20.9)
Total other income (expense), net	(46.6)	(80.3)
Earnings from continuing operations before income taxes	228.5	142.2
Provision for income taxes	75.2	47.7
Earnings from continuing operations, net of tax	153.3	94.5
Earnings (loss) from discontinued operations, net of tax	(3.9)	(4.4)
Net earnings	149.4	90.1
Net (earnings) loss attributable to noncontrolling interest	(5.3)	(3.0)
Net earnings attributable to FIS	$144.1	$87.1
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.51	$0.32
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	(0.02)
Net earnings per share — basic attributable to FIS common stockholders *	$0.50	$0.30
Weighted average shares outstanding — basic	291.0	289.7
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.50	$0.31
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.49	$0.29
Weighted average shares outstanding — diluted	295.5	295.4
Cash dividends paid per share	$0.22	$0.20
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$148.0	$91.5
Earnings (loss) from discontinued operations, net of tax	(3.9)	(4.4)
Net earnings attributable to FIS	$144.1	$87.1
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended March 31,
	2013		2012
Net earnings		$149.4		$90.1
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(1.2)		$5.8
Reclassification adjustment for losses included in net earnings	1.7		2.5
Unrealized gain (loss) on investments and derivatives, net	0.5		8.3
Foreign currency translation adjustments	(7.2)		24.4
Other comprehensive earnings (loss), before tax	(6.7)		32.7
Provision for income tax expense (benefit) related to items of other comprehensive earnings	0.8		3.8
Other comprehensive earnings (loss), net of tax	$(7.5)	(7.5)	$28.9	28.9
Comprehensive earnings		141.9		119.0
Net (earnings) loss attributable to noncontrolling interest		(5.3)		(3.0)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(1.5)		(2.2)
Comprehensive earnings attributable to FIS		$135.1		$113.8

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Three months ended March 31, 2013
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2012	385.9	(91.8)	$3.8	$7,197.0	$2,105.8	$30.0	$(2,695.7)	$152.7	$6,793.6
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase right	—	1.1	—	(14.2)	—	—	30.2	—	16.0
Treasury shares held for taxes due upon exercise of stock options	—	(0.1)	—	—	—	—	(4.9)	—	(4.9)
Excess income tax benefit from exercise of stock options	—	—	—	4.0	—	—	—	—	4.0
Stock-based compensation	—	—	—	13.2	—	—	—	—	13.2
Cash dividends paid ($0.22 per share per quarter) and other distributions	—	—	—	—	(64.2)	—	—	(0.7)	(64.9)
Purchases of treasury stock	—	(2.7)	—	—	—	—	(100.4)	—	(100.4)
Net earnings	—	—	—	—	144.1	—	—	5.3	149.4
Other comprehensive earnings	—	—	—	—	—	(9.0)	—	1.5	(7.5)
Balances, March 31, 2013	386.1	(93.5)	$3.8	$7,200.0	$2,185.7	$21.0	$(2,770.8)	$158.8	$6,798.5
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$149.4	$90.1
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	153.2	158.1
Amortization of debt issue costs	2.8	21.4
Gain on mFoundry acquisition	(9.2)	—
Stock-based compensation	13.2	26.3
Deferred income taxes	(15.4)	19.0
Excess income tax benefit from exercise of stock options	(4.0)	(7.0)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(12.0)	(21.1)
Settlement activity	(13.9)	2.4
Prepaid expenses and other assets	(35.1)	(6.1)
Deferred contract costs	(19.7)	(17.9)
Deferred revenue	(8.3)	3.3
Accounts payable, accrued liabilities, and other liabilities	6.5	(64.7)
Net cash provided by operating activities	207.5	203.8

Cash flows from investing activities:
Additions to property and equipment	(31.0)	(24.2)
Additions to computer software	(42.7)	(40.8)
Acquisitions, net of cash acquired	(115.0)	—
Other investing activities, net	(7.0)	—
Net cash used in investing activities	(195.7)	(65.0)

Cash flows from financing activities:
Borrowings	2,206.3	4,631.7
Repayment of borrowings	(1,990.1)	(4,598.5)
Debt issuance costs	—	(44.5)
Excess income tax benefit from exercise of stock options	4.0	7.0
Proceeds from exercise of stock options	18.8	128.4
Treasury stock activity	(105.3)	(139.7)
Dividends paid	(64.8)	(58.8)
Other financing activities, net	(0.7)	(1.4)
Net cash provided by (used in) financing activities	68.2	(75.8)
Effect of foreign currency exchange rate changes on cash	(7.0)	3.2
Net increase in cash and cash equivalents	73.0	66.2
Cash and cash equivalents, beginning of period	517.6	415.5
Cash and cash equivalents, end of period	$590.6	$481.7

Supplemental cash flow information:
Cash paid for interest	$80.8	$82.1
Cash paid for income taxes	$28.5	$19.5
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

(1) Basis of Presentation
The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2012 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2013.
We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 12).

(2) Related Party Transactions
We are a party to certain agreements with related parties described below.
Revenues and Expenses
Related party transactions included in revenues for the three months ended March 31, 2013 and 2012, are as follows (in millions):

	Three months ended March 31,
	2013	2012
Banco Bradesco Brazilian Venture revenue	$75.1	$75.4
FNF data processing services revenue	—	12.0
Ceridian data processing and services revenue	—	18.7
Total related party revenues	$75.1	$106.1

The 2012 period also included $1.1 million in expenses for administrative corporate support and other services with FNF (net of expense reimbursements) and $0.2 million of expenses related to employee benefits services provided by Ceridian. These costs were included in selling, general and administrative expenses.

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. (“Banco Bradesco”) in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco.

FNF

FIS had shared a number of directors and executives with Fidelity National Financial, Inc. ("FNF"), our former parent, subsequent to becoming an independent company. As a result, FNF qualified as a related party from an accounting perspective. As previously reported, William P. Foley II, who serves as Chairman of the Board of Directors of FNF, transitioned from Executive Chairman to Chairman of the Board of FIS in February 2011, and then to Vice Chairman in March 2012. Certain

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

other key executives shared between the two companies ended their employment with FIS during 2012. As a result, FNF's level of influence over the management or operating policies of FIS was diminished below the level required to meet the definition of a related party as of September 30, 2012. All transactions with FNF are, therefore, included in the related party disclosures through that date.

We provide data processing services to FNF, consisting primarily of infrastructure support and data center management. Our agreement with FNF runs through June 30, 2013, with an option to renew for two successive one-year periods, subject to certain early termination provisions (including the payment of minimum monthly service and termination fees). We also incurred expenses for amounts paid by us to FNF under cost-sharing agreements to use certain corporate aircraft and lease certain real estate.

Ceridian

We provide data processing services to Ceridian Corporation (“Ceridian”), and Ceridian provides us with outsourced employee benefits services. FNF holds an approximate 33% equity interest in Ceridian; therefore, transactions with Ceridian are included as related party activity through September 30, 2012, consistent with the inclusion of FNF as addressed above.

We believe the amounts earned from or charged by us under each of the foregoing arrangements are fair and reasonable. We believe our service arrangements are priced within the range of prices we offer to third parties. However, the amounts we earned or that we were charged under these arrangements were not negotiated at arm's-length, and may not represent the terms that we might have obtained from an unrelated third party.

(3) Unaudited Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three months ended March 31, 2013 and 2012 are computed using the treasury stock method.
The following table summarizes the earnings per share attributable to FIS common stockholders for the three months ended March 31, 2013 and 2012 (in millions, except per share amounts):

	Three months ended March 31,
	2013	2012
Earnings from continuing operations attributable to FIS, net of tax	$148.0	$91.5
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(3.9)	(4.4)
Net earnings attributable to FIS common stockholders	$144.1	$87.1
Weighted average shares outstanding — basic	291.0	289.7
Plus: Common stock equivalent shares	4.5	5.7
Weighted average shares outstanding — diluted	295.5	295.4
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.51	$0.32
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	(0.02)
Net earnings per share — basic attributable to FIS common stockholders *	$0.50	$0.30
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.50	$0.31
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.49	$0.29

* Amounts may not sum due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Options to purchase approximately 1.7 million and 4.1 million shares of our common stock for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations

Certain operations are reported as discontinued in the Condensed Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2013 and 2012.

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

The results of operations of the Healthcare Business, which were previously included in the PSG segment, have been classified as discontinued operations for all periods presented. The Healthcare Business had pretax earnings of less than $0.1 million for the three months ended March 31, 2013 and had revenues and pretax earnings of $33.5 million and $7.0 million, respectively, during the 2012 first quarter.

Brazil Item Processing and Remittance Services Operations

During the third quarter 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). There were no revenues for the 2013 and 2012 periods. Participacoes had losses before taxes of $6.0 million and $13.0 million during the three months ended March 31, 2013 and 2012, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the three-month periods ended March 31, 2013 and 2012 included charges of $4.7 million and $11.6 million, respectively, to settle claims or increase our provision for potential labor claims. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of March 31, 2013, there were approximately 1,500 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims, which extended through April 2013. Consequently, we have continued exposure to such claims and adverse claim development, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active and unasserted labor claims considered probable of assertion, net of $17.1 million in court ordered deposits, is $38.5 million as of March 31, 2013. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

(5) Changes in Accumulated Other Comprehensive Earnings Attributable to FIS by Component, Net of Tax

The following table shows accumulated other comprehensive earnings ("AOCE") attributable to FIS by component, net of tax, for the three months ended March 31, 2013 (in millions):

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other	Total
Balances, December 31, 2012	$(6.1)	$36.3	$(0.2)	$30.0
Other comprehensive loss before reclassifications	—	(8.9)	(1.1)	(10.0)
Amounts reclassified from AOCE	1.0	—	—	1.0
Net current period AOCE attributable to FIS	1.0	(8.9)	(1.1)	(9.0)
Balances, March 31, 2013	$(5.1)	$27.4	$(1.3)	$21.0

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amount reclassified from AOCE for interest rate swap contracts includes $1.7 million recorded as interest expense, reduced by a related $0.7 million provision for income taxes.

(6) Condensed Consolidated Financial Statement Details
The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2013 and December 31, 2012 (in millions):

	March 31, 2013			December 31, 2012
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,008.0	$585.7	$422.3	$975.5	$556.0	$419.5
Intangible assets	$2,983.8	$1,438.3	$1,545.5	$2,962.6	$1,386.4	$1,576.2
Computer software	$1,495.4	$644.3	$851.1	$1,451.6	$604.6	$847.0

The Company entered into capital lease obligations of $1.7 million and $1.5 million during the three months ended March 31, 2013 and 2012, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2013. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

(7) Long-Term Debt
Long-term debt as of March 31, 2013 and December 31, 2012, consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Term Loans A-2 (1)	$—	$250.0
Term Loans A-3, quarterly principal amortization (2)	1,995.0	2,021.3
Senior Notes due 2017, interest payable semi-annually at 7.625%	750.0	750.0
Senior Notes due 2020, interest payable semi-annually at 7.875%	500.0	500.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	700.0
Revolving Loan (3)	621.8	126.3
Other	36.2	37.9
	4,603.0	4,385.5
Current portion	(166.8)	(153.9)
Long-term debt, excluding current portion	$4,436.2	$4,231.6
__________________________________________

(1)	The Term Loans A-2 were repaid in full on January 11, 2013 through additional borrowings on our Revolving Loan.

(2)
Interest on the Term Loans A-3 is generally payable at LIBOR plus an applicable margin of up to 2.25% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of March 31, 2013, the weighted average interest rate on the Term Loans A-3 was 1.70%.

(3)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.25% plus an unused commitment fee of up to 0.40%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of March 31, 2013, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.50%.

On April 23, 2013, FIS amended and restated its syndicated credit agreement (the “FIS Credit Agreement”). The transaction resulted in the increase of FIS' revolving loan capacity by $850.0 million to $2,000.0 million and the amendment of certain terms and conditions, including the removal of provisions regarding the granting of collateral by FIS and its subsidiaries. Following the amendments, the FIS Credit Agreement provides total committed capital of $4,000.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $2,000.0 million maturing on March 30, 2017 (the "Revolving Loan"); and (2) term loans of $2,000.0 million maturing on March 30, 2017 (the "Term Loans A-4").

As of March 31, 2013, the FIS Credit Agreement provided total committed capital of $3,145.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $1,150.0 million maturing on March 30, 2017; and (2)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

term loans of $1,995.0 million maturing on March 30, 2017 (the "Term Loans A-3"). As of March 31, 2013, the outstanding principal balance of the Revolving Loan was $621.8 million, with $527.4 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

On April 15, 2013, FIS completed the issuance and sale of $250.0 million in aggregate principal amount of 2.0% unsecured senior notes due April 15, 2018 (the "2018 Notes") and $1,000.0 million in aggregate principal amount of 3.5% unsecured senior notes due April 15, 2023 (the "2023 Notes"). Net proceeds from the offering, after deducting the underwriting discounts and commissions, were $1,233.1 million. The 2018 Notes and 2023 Notes were offered and sold pursuant to the Form S-3 Automatic Shelf Registration filed with the Securities and Exchange Commission on March 5, 2013, as supplemented by the prospectus supplement dated April 10, 2013. On April 15, 2013, FIS used a portion of the proceeds from the offering to pay down the outstanding balance of its Revolving Loan. The Company plans to use the remaining proceeds of the offering after offering expenses, together with a borrowing under its Revolving Loan or other cash on hand, to fund the purchase, through a call for redemption, of the entire $750.0 million principal amount of its 2017 Notes, together with the related redemption premium and accrued interest. On April 15, 2013, FIS provided notice of redemption for the 2017 Notes with a redemption date of May 15, 2013. Pending application of the remaining net proceeds as described above, the Company expects to deposit them in interest or non-interest bearing accounts or invest them in certificates of deposit, United States government obligations or other short-term, high-quality debt instruments or funds selected at the Company's discretion.

The obligations of FIS under the FIS Credit Agreement and under all its outstanding senior notes rank equal in priority, are unsecured and are guaranteed by substantially all of the domestic subsidiaries of FIS. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement, prior to the April 23, 2013 amendment, and the senior notes' indentures as of March 31, 2013 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan	2017	2020	2022
	A-3	Notes	Notes	Notes	Total
2013	$118.1	$—	$—	$—	$118.1
2014	196.9	—	—	—	196.9
2015	288.7	—	—	—	288.7
2016	393.8	—	—	—	393.8
2017	997.5	750.0	—	—	1,747.5
Thereafter	—	—	500.0	700.0	1,200.0
Total	$1,995.0	$750.0	$500.0	$700.0	$3,945.0

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

FIS may redeem some or all of the 2017 Notes, 2020 Notes, and the 2022 Notes on or before July 14, 2016, July 14, 2017, and May 14, 2020, respectively, at specified premiums to par, and thereafter at par. The Company expects to pay a premium of approximately $50.0 million upon the early redemption of the 2017 Notes. FIS may also redeem the 2018 Notes and the 2023 Notes at our option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption; provided no make-whole amount will be paid for redemptions on the 2023 Notes during the three months prior to their maturity.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 66% of our Revolving Loan. The failure of any single

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of March 31, 2013, would be approximately $48.9 million.

In connection with a March 2012 refinancing and bond offering, we wrote off certain previously capitalized debt issuance costs and transaction expenses totaling $18.4 million and capitalized $29.3 million of other costs. Debt issuance costs of $49.2 million, net of accumulated amortization, remain capitalized as of March 31, 2013, related to all of the above outstanding debt. The Company incurred and will capitalize approximately $18.0 million in additional debt issuance costs with respect to the FIS Credit Agreement refinancing and the issuance of the 2018 Notes and the 2023 Notes, and expects to write off approximately $15.0 million of previously capitalized costs as well as certain transaction fees and expenses of under $2.0 million. Upon the early redemption of the 2017 Notes, the Company will also expense approximately $43.0 million, representing the $50.0 million early-redemption premium offset by the premium reflected in the carrying value of this debt.

The fair value of the Company’s long-term debt is estimated to be approximately $180.1 million higher than the carrying value as of March 31, 2013. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to March 31, 2013, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of March 31, 2013, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
May 3, 2011	May 1, 2013	$400.0	1 Month LIBOR (1)	0.73%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$2,100.0
___________________________________

(1)	0.20% in effect as of March 31, 2013.

(2)	Does not include the applicable margin and facility fees paid to lenders on the Term Loans and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments as of March 31, 2013 and December 31, 2012, is as follows (in millions):

	March 31, 2013		December 31, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$0.5	Accounts payable and accrued liabilities	$1.0
Interest rate swap contracts	Other long-term liabilities	8.3	Other long-term liabilities	9.4
Total derivatives designated as hedging instruments		$8.8		$10.4

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to AOCE within the Condensed Consolidated Statements of Equity (Unaudited) and the Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans.

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	Amount of loss recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	March 31,		reclassified from	March 31,
relationships	2013	2012	AOCE into income	2013	2012
Interest rate swap contracts	$—	$(1.8)	Interest expense	$(1.7)	$(2.5)

Approximately $2.8 million of the balance in AOCE as of March 31, 2013, is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2013, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(8) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its guarantor and non-guarantor subsidiaries: (a) the Condensed Consolidating Balance Sheets as of March 31, 2013 and December 31, 2012; (b) the Condensed Consolidating Statements of Earnings and Comprehensive Earnings for the three months ended March 31, 2013 and 2012; and (c) the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2013 and 2012.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$8.3	$198.8	$383.5	$—	$590.6
Settlement deposits	—	30.3	—	—	30.3
Trade receivables, net	—	692.4	243.8	—	936.2
Investment in subsidiaries, intercompany and receivables from related parties	9,464.3	9,777.7	1,026.4	(20,223.2)	45.2
Other current assets	32.1	241.3	47.4	—	320.8
Total current assets	9,504.7	10,940.5	1,701.1	(20,223.2)	1,923.1
Property and equipment, net	8.0	327.8	86.5	—	422.3
Goodwill	—	7,205.5	1,281.7	—	8,487.2
Intangible assets, net	—	1,143.1	402.4	—	1,545.5
Computer software, net	38.9	639.5	172.7	—	851.1
Other noncurrent assets	85.4	300.2	84.4	—	470.0
Total assets	$9,637.0	$20,556.6	$3,728.8	$(20,223.2)	$13,699.2
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$122.5	$260.1	$303.3	$—	$685.9
Settlement payables	—	116.8	8.2	—	125.0
Current portion of long-term debt	157.5	6.5	2.8	—	166.8
Deferred revenues	—	212.6	68.8	—	281.4
Other current liabilites	—	—	19.3	—	19.3
Total current liabilities	280.0	596.0	402.4	—	1,278.4
Deferred income taxes	—	792.0	17.9	—	809.9
Long-term debt, excluding current portion	4,429.8	5.9	0.5	—	4,436.2
Other long-term liabilities	28.5	91.5	256.2	—	376.2
Total liabilities	4,738.3	1,485.4	677.0	—	6,900.7
Total equity	4,898.7	19,071.2	3,051.8	(20,223.2)	6,798.5
Total liabilities and equity	$9,637.0	$20,556.6	$3,728.8	$(20,223.2)	$13,699.2

	December 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$18.4	$226.8	$272.4	$—	$517.6
Settlement deposits	—	32.6	—	—	32.6
Trade receivables, net	—	693.9	231.8	—	925.7
Investment in subsidiaries, intercompany and receivables from related parties	9,207.5	9,482.0	1,087.8	(19,735.3)	42.0
Other current assets	21.2	259.6	45.5	—	326.3
Total current assets	9,247.1	10,694.9	1,637.5	(19,735.3)	1,844.2
Property and equipment, net	12.0	328.8	78.7	—	419.5
Goodwill	—	7,205.7	1,175.8	—	8,381.5
Intangible assets, net	—	1,191.4	384.8	—	1,576.2
Computer software, net	39.7	641.9	165.4	—	847.0
Other noncurrent assets	103.2	288.3	89.8	—	481.3
Total assets	$9,402.0	$20,351.0	$3,532.0	$(19,735.3)	$13,549.7
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$110.7	$257.1	$256.8	$—	$624.6
Settlement payables	—	165.6	6.6	—	172.2
Current portion of long-term debt	144.4	7.4	2.1	—	153.9
Deferred revenues	—	224.0	63.3	—	287.3
Other current liabilites	—	—	18.8	—	18.8
Total current liabilities	255.1	654.1	347.6	—	1,256.8
Deferred income taxes	—	820.4	1.4	—	821.8
Long-term debt, excluding current portion	4,224.1	7.2	0.3	—	4,231.6
Other long-term liabilities	29.0	99.7	317.2	—	445.9
Total liabilities	4,508.2	1,581.4	666.5	—	6,756.1
Total equity	4,893.8	18,769.6	2,865.5	(19,735.3)	6,793.6
Total liabilities and equity	$9,402.0	$20,351.0	$3,532.0	$(19,735.3)	$13,549.7

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,159.4	$318.6	$—	$1,478.0
Operating expenses	61.5	866.4	275.0	—	1,202.9
Operating income	(61.5)	293.0	43.6	—	275.1
Other income (expense):
Interest expense, net	(50.2)	(0.4)	(1.1)	—	(51.7)
Other income (expense)	9.6	0.1	(4.6)	—	5.1
Net earnings (loss) of equity affiliates	222.3	—	—	(222.3)	—
Total other income (expense)	181.7	(0.3)	(5.7)	(222.3)	(46.6)
Earnings (loss) from continuing operations before income taxes	120.2	292.7	37.9	(222.3)	228.5
Provision for income taxes	(33.1)	94.9	13.4	—	75.2
Net earnings (loss) from continuing operations	153.3	197.8	24.5	(222.3)	153.3
Earnings (loss) from discontinued operations, net of tax	(3.9)	0.1	(4.0)	3.9	(3.9)
Net earnings (loss)	149.4	197.9	20.5	(218.4)	149.4
Net (earnings) loss attributable to noncontrolling interest	(5.3)	0.2	(5.5)	5.3	(5.3)
Net earnings (loss) attributable to FIS common stockholders	$144.1	$198.1	$15.0	$(213.1)	$144.1
Comprehensive earnings (loss) attributable to FIS	$145.1	$198.5	$6.4	$(214.9)	$135.1

	Three months ended March 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,120.5	$292.9	$—	$1,413.4
Operating expenses	64.5	866.9	259.5	—	1,190.9
Operating income	(64.5)	253.6	33.4	—	222.5
Other income (expense):
Interest expense, net	(58.1)	(0.1)	(1.2)	—	(59.4)
Other income (expense)	(16.4)	(3.8)	(0.7)	—	(20.9)
Net earnings (loss) of equity affiliates	187.1	—	—	(187.1)	—
Total other income (expense)	112.6	(3.9)	(1.9)	(187.1)	(80.3)
Earnings (loss) from continuing operations before income taxes	48.1	249.7	31.5	(187.1)	142.2
Provision for income taxes	(46.4)	83.0	11.1	—	47.7
Net earnings (loss) from continuing operations	94.5	166.7	20.4	(187.1)	94.5
Earnings (loss) from discontinued operations, net of tax	(4.4)	4.3	(8.7)	4.4	(4.4)
Net earnings (loss)	90.1	171.0	11.7	(182.7)	90.1
Net (earnings) loss attributable to noncontrolling interest	(3.0)	0.3	(3.3)	3.0	(3.0)
Net earnings (loss) attributable to FIS common stockholders	$87.1	$171.3	$8.4	$(179.7)	$87.1
Comprehensive earnings (loss) attributable to FIS	$113.8	$172.4	$35.3	$(207.7)	$113.8

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(48.8)	$227.8	$16.4	$12.1	$207.5
Cash flows from investing activities	(0.1)	(61.1)	(134.5)	—	(195.7)
Cash flows from financing activities	38.8	(194.6)	236.1	(12.1)	68.2
Effect of foreign currency exchange rates on cash	—	—	(7.0)	—	(7.0)
Net increase (decrease) in cash	$(10.1)	$(27.9)	$111.0	$—	$73.0

	Three months ended March 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(68.7)	$218.4	$45.4	$8.7	$203.8
Cash flows from investing activities	(2.1)	(54.5)	(8.4)	—	(65.0)
Cash flows from financing activities	64.1	(153.4)	22.2	(8.7)	(75.8)
Effect of foreign currency exchange rates on cash	—	—	3.2	—	3.2
Net increase (decrease) in cash	$(6.7)	$10.5	$62.4	$—	$66.2

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

(10) Stock Purchase Right

As of the date of acquisition of our subsidiary, Metavante Technologies, Inc., WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) owned 25% of the outstanding shares of Metavante common stock, and was a party to a purchase right agreement with Metavante that granted Warburg Pincus the right to purchase additional shares of Metavante common stock under certain conditions in order to maintain its relative ownership interest. The Company and Warburg Pincus entered into a replacement stock purchase right agreement effective upon consummation of the Metavante merger, granting Warburg Pincus the right to purchase comparable FIS shares in lieu of Metavante shares. The purchase right agreement relates to Metavante employee stock options that were outstanding as of the date of Warburg Pincus' initial investment in Metavante. The stock purchase right may be exercised quarterly for a number of shares equal to one-third of the number of said employee stock options exercised during the preceding quarter, at a price equal to one-third of the aggregate exercise prices for such options. Alternatively, the right may be exercised for a number of shares equal to the difference between (i) one-third of the number of said employee stock options exercised during the preceding quarter and (ii) the quotient of one-third of the aggregate exercise prices of such options exercised divided by the quoted closing price of a common share on the day immediately before exercise of the purchase right, at a price equal to $0.01 per share (“Net Settlement Feature”). As of March 31, 2013, approximately 1.1 million employee stock options remained outstanding that were subject to this purchase right; therefore, the right will permit Warburg Pincus to purchase, at most, an additional 0.4 million shares. On March 6, 2013, Warburg Pincus sold 19.3 million shares of FIS common stock in a secondary public offering, constituting substantially all its remaining ownership position, other than shares it is still entitled to buy under the purchase right agreement.

(11) Share Repurchase Program

On February 7, 2012, our Board of Directors approved a plan authorizing repurchases of up to $1.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2015. This share repurchase authorization replaced any existing share repurchase authorization. During the 2013 first quarter, we repurchased 2.7 million shares of our common stock for $100.4 million at an average price of $37.17. We repurchased 10.3 million shares of our common stock for $350.3 million at an average price of $33.84 during the year ended December 31, 2012 under this plan, including the repurchase of 5.7 million shares from WPM, L.P. for $200.0 million, or $35.03 per share, in December 2012. Approximately $549.3 million of plan capacity remained available for repurchases as of March 31, 2013.

On October 18, 2011, our Board of Directors approved a plan authorizing repurchases of up to $500.0 million of our outstanding common stock through December 31, 2013. In January 2012, we repurchased 3.7 million shares of our common stock for $101.1 million at an average price of $27.32. This plan was replaced by the February 7, 2012 authorization plan approved by our Board of Directors.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended March 31, 2013 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$575.3	$611.8	$291.6	$(0.7)	$1,478.0
Operating expenses	386.9	373.3	251.3	191.4	1,202.9
Operating income	$188.4	$238.5	$40.3	$(192.1)	275.1
Other income (expense) unallocated					(46.6)
Income from continuing operations					$228.5
Depreciation and amortization	$39.2	$19.8	$18.8	$75.4	$153.2
Capital expenditures (1)	$40.6	$14.4	$17.4	$3.0	$75.4
Total assets	$5,433.2	$4,715.4	$1,925.8	$1,622.4	$13,696.8
Goodwill	$4,058.0	$3,833.1	$596.1	$—	$8,487.2

(1)	Includes capital leases of $1.7 million for certain computer hardware and software.

As of and for the three months ended March 31, 2012 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$538.9	$597.1	$276.8	$0.6	$1,413.4
Operating expenses	372.1	380.9	243.8	194.1	1,190.9
Operating income	$166.8	$216.2	$33.0	$(193.5)	222.5
Other income (expense) unallocated					(80.3)
Income from continuing operations					$142.2
Depreciation and amortization	$41.1	$21.7	$18.4	$72.7	$153.9
Capital expenditures (1)	$40.3	$11.3	$10.7	$4.2	$66.5
Total assets	$5,217.9	$4,903.0	$1,890.2	$1,889.4	$13,900.5
Goodwill	$3,908.5	$4,038.2	$598.8	$—	$8,545.5

(1)	Includes capital leases of $1.5 million for certain computer hardware and software.

Total assets as of March 31, 2013 and 2012 exclude $2.4 million and $3.9 million related to discontinued operations.

Financial Solutions Group

FSG focuses on serving the processing needs of financial institutions, commercial lenders, finance companies and other businesses in North America. FSG's primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. FSG offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. Additionally, our Capco subsidiary provides strategic consulting, technology integration and complex, large-scale transformation services.

Payment Solutions Group

PSG provides a comprehensive set of software and services for EFT, network, card processing, image, bill payment and government solutions for North America. PSG is focused on servicing the payment and EFT needs of North American

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

headquartered banks, credit unions and independent community and savings institutions as well as other commercial enterprises.

International Solutions Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 2) and the international operations of Capco. Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $368.1 million and $400.0 million as of March 31, 2013 and 2012, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

Corporate and Other

The Corporate and Other segment consists of the corporate overhead costs that are not allocated to operating segments. Corporate overhead costs relate to human resources, legal, risk, information security, finance and accounting, domestic sales and marketing, amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

During the first quarter of 2012, the Company recorded compensation charges of $18.5 million in payments and accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibilities of certain executives. These charges are included in selling, general and administrative expenses in the Corporate and Other segment.

(13) Acquisitions

In March 2013, the Company completed the acquisition of mFoundry, Inc. ("mFoundry"), paying $115.0 million, net of cash acquired, for the remaining interest that it did not already own. mFoundry is a leading provider of mobile banking and payment solutions for financial institutions and retailers. Owning underlying technology that enables mobile commerce will significantly enhance our strategic positioning as the mobile channel continues to expand, and will enable us to leverage our capabilities over a broader customer base.   The acquisition of the remaining interest resulted in a $9.2 million pretax gain on our pre-acquisition investment in mFoundry, which is included in Other Income (Expense).

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements regarding our expectations, hopes, intentions, or strategies regarding the future, are forward-looking statements. These statements relate to, among other things, future events and our future results, and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology.
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

•
internal or external security breaches of our systems, including those relating to the theft of personal information and computer viruses affecting our software or platforms, and the reactions of customers, card associations, government regulators and others to any such events;

•	the reaction of our current and potential customers to future communications from us or our regulators regarding information security, risk management and internal audit;

•	competitive pressures on product pricing and services including the ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our major operations centers;

•
and other risks detailed elsewhere in the “Statement Regarding Forward-Looking Information,” “Risk Factors” section and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, this Form 10-Q and our other filings with the Securities and Exchange Commission.

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

As the payment market continues to evolve from paper-based to electronic, we continue to add new services responsive to this trend. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. In recent years, we have added a variety of stored-value card types, internet banking, mobile banking solutions, and electronic bill presentment/payment services, as well as a number of card enhancement and loyalty/reward programs. The common goal of these offerings continues to be convenience and security for the consumer, coupled with value to the financial institution and merchant. The evolution to electronic transactions also intensifies the vulnerability to fraud, increasing the demand for our risk management solutions. At the same time, the use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses.

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

The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the regulations governing the financial services industry within the United States, established the new Federal Consumer Financial Protection Bureau and will require this and other federal agencies to implement many new regulations. Regulations under the Durbin Amendment, released by the Federal Reserve in June 2011, mandate a cap on debit transaction interchange fees on cards issued by financial institutions with assets greater than $10.0 billion.  This legislated interchange fee cap has the potential to alter the type and/or volume of card-based transactions that we process on behalf of our customers, but has had an insignificant impact thus far. As we continue to monitor the market participants' actions, we believe we are competitively positioned to offset or take advantage of any potential shifts in payment transaction volume as we offer multiple payment solutions and options to our clients.  The network exclusivity provisions of the Durbin Amendment, which require all debit card issuers to have at least two unaffiliated networks for purposes of processing signature debit and PIN debit transactions, favorably impacted transaction volumes in our NYCE PIN debit network in 2012; however, market participants' actions may positively or negatively impact transaction volumes in the future. In order for our products and services to comply with these regulations and enable our customers to effectively compete in the marketplace, we may need to make additional capital investments to modify our solutions. Further, the requirements and impacts of the regulations could result in changes in our customers' business practices that may alter their delivery of services to consumers and the timing of their investment decisions, which could change the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions during the three months ended March 31, 2013, including Europe, Brazil and Asia. The majority of our European revenue is generated by clients in Germany, France and the United Kingdom. Those countries encountering the most significant economic challenges, including Spain, Italy, Greece, Ireland and Portugal, account for less than 1% of our international revenue base and less than 0.5% of our consolidated revenue.

Information Security

Globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public information. FIS is not immune to such attacks. As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and personal consumer data. We also operate payment, cash access and prepaid card systems. FIS, like any large financial technology service provider, is subject to attempted cyber-attacks on a regular basis. A successful cyber-attack on an FIS system that resulted in sensitive information being compromised, fraud losses or other adverse consequences could have a material adverse effect on the company.

As a Multi-Regional Data Processing Servicer (MDPS), FIS continues to be examined by and have regular interaction with the federal agencies that regulate financial institutions. These regulators have the authority to take actions that could have a material adverse effect on FIS, if they believed that it was necessary to do so in order to protect the safety and soundness of the financial institutions they regulate. FIS regularly reports to its regulators regarding the company's continual efforts to enhance its information security and risk management technology, programs and procedures.

Due to the increasing frequency and sophistication of cyber-attacks, we will continue to make substantial investments in our network security in order to protect our information technology systems and data, as well as the information technology data of the clients that we process.

2011 Cyber-Incident. As previously disclosed, in the first quarter of 2011 we experienced a cyber-incident during which intruders gained unauthorized access to the FIS network. During the incident, the intruders moved across a number of information technology environments, viewed and downloaded FIS and FIS client-related information, and ultimately executed approximately $13 million in unauthorized ATM transactions through one of our prepaid card platforms, resulting in a loss to FIS. We are aware of no evidence that any of our clients or their customers suffered any direct financial loss as a result of the 2011 cyber-incident.

Since the incident, we have taken significant steps to improve our information security, including:

•	Hiring of a new Chief Information Security Officer and Chief Risk Officer;

•	Increasing the monitoring of servers within our environment to identify potential unauthorized activity and implementing enhanced fraud monitoring and network controls;

•	Expanding risk assessment coverage of internet-facing products and services;

•	Hiring additional cyber security, incident response and risk management staff with significant industry experience;

•	Improving our inventory of technology, data and information security assets worldwide;

•	Enhancing layers of network security, including intrusion prevention, firewall restrictions, employee access restrictions, and transaction monitoring to detect fraudulent activity; and

•	Enhancing network segmentation to separate production environments.

In 2012, we commissioned an investigation into the 2011 cyber-incident. The investigation report was recently completed and, among other things, supports conclusions previously reached by third party consultants and federal law enforcement, including:

•	The 2011 cyber-incident was perpetrated by a sophisticated criminal ring whose intent was to execute an ATM cash-out theft from a prepaid card platform;

•	The 2011 cyber-incident was contained in April 2011 as a result of counter-measures taken by FIS; and

•	There was no evidence of participation in the cyber-incident by any FIS insider.

During the course of this investigation, the investigators provided us with additional information indicating that a limited amount of data affecting a specific group of clients may have been accessed or, in some cases, was accessed during the 2011 cyber-incident. We have communicated this information to the affected clients and advised them of the steps that we have taken to improve our information security. We do not expect that this additional information and the communication thereof to our clients will have a material adverse effect on the Company.

FIS is continuing to cooperate with federal law enforcement in its ongoing investigation of this event. Although we believe that our investigation of the 2011 cyber-incident has been comprehensive, it is possible that additional information regarding the 2011 cyber-incident could be discovered that would have a material adverse effect on the Company.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Transactions with Related Parties
See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-months ended March 31, 2013 and 2012

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2013	2012
Processing and services revenues	$1,478.0	$1,413.4
Cost of revenues	1,008.0	989.5
Gross profit	470.0	423.9
Selling, general, and administrative expenses	194.9	201.4
Operating income	275.1	222.5
Other income (expense):
Interest expense, net	(51.7)	(59.4)
Other income (expense), net	5.1	(20.9)
Total other income (expense), net	(46.6)	(80.3)
Earnings from continuing operations before income taxes	228.5	142.2
Provision for income taxes	75.2	47.7
Earnings from continuing operations, net of tax	153.3	94.5
Earnings (loss) from discontinued operations, net of tax	(3.9)	(4.4)
Net earnings	149.4	90.1
Net (earnings) loss attributable to noncontrolling interest	(5.3)	(3.0)
Net earnings attributable to FIS	$144.1	$87.1
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.51	$0.32
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	(0.01)	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.50	$0.30
Weighted average shares outstanding — basic	291.0	289.7
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.50	$0.31
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders	$0.49	$0.29
Weighted average shares outstanding — diluted	295.5	295.4
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$148.0	$91.5
Earnings (loss) from discontinued operations, net of tax	(3.9)	(4.4)
Net earnings attributable to FIS	$144.1	$87.1
 Processing and Services Revenues
Processing and services revenues totaled $1,478.0 million and $1,413.4 million during the three-month periods ended March 31, 2013 and 2012, respectively. The increase in revenue of $64.6 million, or 4.6%, during the three-month period ended March 31, 2013 as compared to the 2012 period is attributable to increased processing volumes, transaction growth and demand for professional and consulting services, as well as higher termination fees. Total revenue growth in these areas was partially offset by lower retail check activity. The three-month period ended March 31, 2013 included $15.4 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar during the 2013 period as compared to 2012.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,008.0 million and $989.5 million during the three-month periods ended March 31, 2013 and 2012, respectively, resulting in gross profit of $470.0 million and $423.9 million, respectively. Gross profit as a percentage of revenues (“gross margin”) was 31.8% and 30.0% for the respective three-month periods. Cost of revenues were comparable during the three-month periods ended March 31, 2013 and 2012. The increase in gross margin during the three-month period ended March 31, 2013 as compared to 2012 is due to increased operating leverage and cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $194.9 million and $201.4 million during the three-month periods ended March 31, 2013 and 2012, respectively. The decrease of $6.5 million during the three-month period ended March 31, 2013 as compared to 2012 was primarily due to compensation charges of $18.5 million in the 2012 period related to payments and accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibilities of certain executives. In addition, the 2013 period includes increased costs associated with information security initiatives as compared to 2012.
Operating Income
Operating income totaled $275.1 million and $222.5 million during the three-month periods ended March 31, 2013 and 2012, respectively. Operating income as a percentage of revenue (“operating margin”) was 18.6% and 15.7% for the respective three-month periods. The increases in operating income and margins for the 2013 period as compared to the 2012 period were driven by the revenue and cost variances addressed above.
Total Other Income (Expense), Net
Total other income (expense), net was $(46.6) million and $(80.3) million during the three-month periods ended March 31, 2013 and 2012, respectively. Interest expense is the primary component of total other income (expense), net. Interest expense decreased $7.7 million during the three-month period ended March 31, 2013 as compared to the 2012 period primarily due to lower borrowing costs combined with a reduction in total debt outstanding. Apart from interest expense, the 2013 period included a $9.2 million gain resulting from the purchase of the remaining shares of mFoundry representing the difference between the fair value and carrying value of the minority interest investment previously held. The 2012 period includes $12.7 million of debt refinance transaction costs and a $5.7 million write-off of certain previously capitalized debt issuance costs.
Provision for Income Taxes
Income tax expense from continuing operations totaled $75.2 million and $47.7 million resulting in effective tax rates from continuing operations of 33% and 34% during the three-month periods ended March 31, 2013 and 2012, respectively. The decline in the first quarter 2013 tax rate as compared to 2012 resulted from the reinstatement of the research and development tax credit, retroactive to January 1, 2012, as a provision of the tax act signed into law on January 2, 2013.
Earnings (Loss) from Discontinued Operations
During the 2013 and 2012 periods, certain operations are classified as discontinued. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Condensed Consolidated Statements of Earnings (Unaudited). On June 25, 2012, we entered into a definitive agreement to sell our Healthcare Benefit Solutions Business ("Healthcare Business") because its operations did not align with our strategic plans. The all-cash transaction closed on August 15, 2012 and we received cash proceeds of $332.2 million. We recorded a pre-tax gain of $22.0 million and tax expense on the sale of $78.3 million, which resulted from the allocation of goodwill with minimal tax basis. In addition, during the third quarter of 2010, we determined that we would pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). See Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

The table below outlines the components of discontinued operations for the three months ended March 31, 2013 and 2012, net of tax (in millions):

	Three months ended March 31,
	2013	2012
Healthcare Business	$—	$4.3
Participacoes	(3.9)	(8.7)
Total discontinued operations	$(3.9)	$(4.4)

The Healthcare Business pretax earnings of less than $0.1 million for the quarter ended March 31, 2013. For the 2012 first quarter, the Healthcare Business had revenues of $33.5 million and pre-tax earnings of $7.0 million.

Participacoes had no revenues for the 2013 and 2012 periods. Participacoes had operating expenses of $6.0 million and $13.0 million during the three-month periods ended March 31, 2013 and 2012, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the three-month periods ended March 31, 2013 and 2012 included charges of $4.7 million and $11.6 million, respectively, to settle claims or increase our provision for potential labor claims and related administrative costs. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of March 31, 2013, there are approximately 1,500 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims, which extended through April 2013. Consequently, we have continued exposure to such claims and adverse claim development, which were not transferred with other assets and liabilities in the disposal. Any changes in the estimated liability related to these labor claims will also be recorded as discontinued operations.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $148.0 million and $91.5 million for the three-month periods ended March 31, 2013 and 2012, respectively, or $0.50 and $0.31 per diluted share, respectively, due to the factors described above.

Segment Results of Operations (Unaudited)
Financial Solutions Group
(in millions)

	Three months ended March 31,
	2013	2012
Processing and services revenues	$575.3	$538.9
Operating income	$188.4	$166.8
Revenues for FSG totaled $575.3 million and $538.9 million during the three-month periods ended March 31, 2013 and 2012, respectively. The overall segment increase of $36.4 million during the three-month period ended March 31, 2013, as compared to the 2012 period was driven by growth in professional services and in our global commercial services business. We also recognized higher termination fees in the 2013 first quarter.
Operating income for FSG totaled $188.4 million and $166.8 million during the three-month periods ended March 31, 2013 and 2012, respectively. Operating margin was approximately 32.7% and 31.0% for the respective three-month periods. The increase in operating income during the 2013 three-month period as compared to the 2012 period primarily resulted from the revenue variances discussed above. The increase in operating margin during the three-month period ended March 31, 2013 reflects the impact of termination and other one-time fees as well as expense reduction initiatives.

Payment Solutions Group
(in millions)

	Three months ended March 31,
	2013	2012
Processing and services revenues	$611.8	$597.1
Operating income	$238.5	$216.2

Revenues for PSG totaled $611.8 million and $597.1 million during the three-month periods ended March 31, 2013 and 2012, respectively. The three-month period ended March 31, 2013 included growth in output solutions and network solutions, partially offset by lower retail check activity and customer losses. The 2013 period also included higher client termination fees.

Operating income for PSG totaled $238.5 million and $216.2 million during the three-month periods ended March 31, 2013 and 2012, respectively. Operating margin was approximately 39.0% and 36.2% during the three-month periods ended March 31, 2013 and 2012, respectively. The increases in operating income and operating margin during the 2013 three-month period as compared to the 2012 period primarily reflect operating leverage related to the revenue growth noted above and the impact of expense reduction initiatives.

International Solutions Group
(in millions)

	Three months ended March 31,
	2013	2012
Processing and services revenues	$291.6	$276.8
Operating income	$40.3	$33.0

Revenues for ISG totaled $291.6 million and $276.8 million during the three-month periods ended March 31, 2013 and 2012, respectively. The three-month period ended March 31, 2013, included $15.1 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar during the 2013 period. Excluding the unfavorable foreign currency impact, revenues for the 2013 period increased primarily from higher transaction volumes in Brazil, growth within our European processing and consulting businesses and our expanded presence across Asia. Brazilian card volumes also drive incremental call center revenues.

Operating income for ISG totaled $40.3 million and $33.0 million during the three-month periods ended March 31, 2013 and 2012, respectively. Operating margins were approximately 13.8% and 11.9% for the respective three-month periods. The increase in operating income and operating margin in 2013 as compared to 2012 primarily resulted from the revenue growth noted above, combined with increased scale and improving operating efficiencies across a number of geographies but primarily in Brazil.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $192.1 million and $193.5 million during the three-month periods ended March 31, 2013 and 2012, respectively. The 2013 period includes increased costs associated with information security initiatives and infrastructure costs as compared to 2012. The 2012 period includes compensation charges of $18.5 million for payments and accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibilities of certain executives.

Liquidity and Capital Resources
Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt service, share repurchases, and business acquisitions. Also, our cash requirements include payments for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 4 in the Notes to Condensed Consolidated Financial Statements (Unaudited)). Our principal sources of funds are cash generated by operations and borrowings.
As of March 31, 2013, we had cash and cash equivalents of $590.6 million and debt of $4,603.0 million, including the current portion. Of the $590.6 million cash and cash equivalents, approximately $391.5 million is held by our foreign entities. The majority of our domestic cash and cash equivalents are not available for general corporate purposes due to the timing of settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
As discussed more fully in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited), we amended and restated our syndicated credit agreement and issued additional unsecured senior notes in April 2013. The credit agreement transaction was effective April 23, 2013 and provides total committed capital following the amendment of $4,000.0 million comprised of : (1) a revolving credit facility in an aggregate maximum principal amount of $2,000.0 million maturing on

March 30, 2017; and (2) term loans of $2,000.0 million also maturing on March 30 2017. On April 15, 2013, we completed the issuance and sale of $250.0 million in aggregate principal amount of 2.0% unsecured senior notes due April 15, 2018 and $1,000.0 million in aggregate principal amount of 3.5% unsecured senior notes due April 15, 2023. Net proceeds from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses, were $1,233.1 million. We intend to use the net proceeds from the offering to fund the purchase, through a call for redemption, of our $750.0 million of 7.625% senior notes due in 2017, to pay fees and expenses related to the offering, and for general corporate purposes, which may include the repayment of other existing indebtedness. Pending application of the net proceeds as described above, we expect to deposit the net proceeds of the offering in interest or non-interest bearing accounts or invest them in certificates of deposit, United States government obligations or other short-term, high-quality debt instruments or funds selected at our discretion.
We expect to continue to pay quarterly dividends. On February 12, 2013, the Board of Directors approved an increase to $0.22 per share per quarter beginning with the first quarter of 2013. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.22 per common share was paid on March 29, 2013, to shareholders of record as of the close of business on March 15, 2013.
Cash Flows from Operations
Cash flows from operations were $207.5 million and $203.8 million during the three-month periods ended March 31, 2013 and 2012, respectively. Cash flows from operations increased $3.7 million in 2013 primarily due to higher earnings from operations, partially offset by the timing of merchant and card transaction settlement activity and other changes in working capital. Additionally, the 2012 period included a final payment of $42.4 million made in February 2012 for an interest rate swap.
Capital Expenditures
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $73.7 million and $65.0 million in capital expenditures (excluding capital leases) during the three-month periods ended March 31, 2013 and 2012, respectively. We expect to invest approximately 5-6% of 2013 revenue in capital expenditures.
Financing

For information regarding the Company's long-term debt and financing activity, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations in the first quarter of 2013 in comparison to the table included in our Annual Report on Form 10-K as filed on February 26, 2013; however, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of changes in our long-term debt subsequent to March 31, 2013.
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
The senior notes described in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the Notes was $1,950.0 million as of March 31, 2013. The fair value of the senior notes was approximately $2,117.0 million as of March 31, 2013. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 to the Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $9.5 million (based on principal amounts outstanding as of March 31, 2013). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2013, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2013, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of March 31, 2012, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $13.8 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of March 31, 2013, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
May 3, 2011	May 1, 2013	$400.0	1 Month LIBOR (1)	0.73%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$2,100.0
________________________

(1)	0.20% in effect as of March 31, 2013.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in note 7 to the Condensed Consolidated Financial Statements (Unaudited).
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $291.6 million in revenues during the three month period ended March 31, 2013, of which approximately $249.5 million was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended March 31,
Currency	2013	2012
Real	$10.5	$10.6
Euro	6.2	6.6
Pound Sterling	4.5	3.9
Indian Rupee	$1.2	$0.9
Total increase (decrease)	$22.4	$22.0
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant.
Revenue included $15.4 million and operating income included $2.4 million of unfavorable foreign currency impact during the three months ended March 31, 2013 resulting from a stronger U.S. Dollar during the 2013 periods compared to 2012.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. Our international operations' revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions. We do not enter into foreign currency derivative instruments for trading purposes. We have entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of March 31, 2013, the notional amount of these derivatives was approximately $83.1 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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

•
The Company reviews all of its litigation on an on-going basis and follows the authoritative provisions for accounting for contingencies when making accrual and disclosure decisions. A liability must be accrued if (a) it is probable that a liability has been incurred and (b) the amount of loss can be reasonably estimated. If one of these criteria has not been met, disclosure is required when there is at least a reasonable possibility that a loss may have been incurred. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals. Legal fees associated with defending litigation matters are expensed as incurred.

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

Item 1A. Risk Factors

The following disclosure is an update to the risk factor titled "Security breaches or our own failure to comply with laws and regulations or industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation and could result in a breach of one or more client contracts" that appeared in our Form 10-K for the year ended December 31, 2012 and should be read in conjunction with that risk factor, as previously updated by us.

Security breaches or our failure to comply with laws, regulations or industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation and could result in a breach of one or more client contracts.
We electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records. Such information is necessary to support our customers' transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of our information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information we secure could be compromised. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records, or could otherwise cause interruptions in our operations. These risks are increased when we transmit information over the Internet and by the increasing level of sophistication posed by cyber criminals.
As previously disclosed, in the first quarter of 2011 we experienced a cyber-incident during which intruders gained unauthorized access to FIS' network. (See Information Security disclosure under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations). We have implemented significant enhancements in our security systems and environments since the 2011 incident, and are continuing to make improvements in our Risk Management and Information Security functions. These enhancements have been the subject of ongoing review by the federal regulatory agencies with responsibility for oversight of our business. We are unable to predict with certainty what, if any, further communications our regulators will have with our regulated financial institution clients or what, if any, further communications they will require us to have with our clients on this topic. We are also unable to predict the effect that any such communications may have on our business. It remains possible that future actions by our regulators or clients related to this matter could have a material adverse impact on our business.
As a provider of services to financial institutions and card processing services, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the customers themselves. If we fail to comply with these regulations and industry security requirements, we could be exposed to suits for breach of contract, governmental proceedings, the imposition of fines, or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level, or by a specific industry body, they could have an adverse impact on us through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause our existing customers to lose confidence in our systems and terminate their agreements with us, inhibit our ability to attract new customers, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended March 31, 2013:

			Total cost of shares	Shares that may be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
February 2013	2.4	$37.12	$89.1	$560.6
March 2013	0.3	$37.60	$11.3	$549.3
	2.7		$100.4

(1)
On February 7, 2012, our Board of Directors approved a plan authorizing additional repurchases of up to $1.0 billion of our outstanding common stock in the open market, at prevailing market prices or in privately negotiated transactions, through December 31, 2015. The previous authorization was replaced by the February 7, 2012 plan. During the three months ended March 31, 2013, we repurchased an additional 2.7 million shares of our common stock for $100.4 million at an average price of $37.17 per share. Approximately $549.3 million of plan capacity remained available for repurchases as of March 31, 2013.

In connection with the purchase right agreement with WPM, L.P. (“WPM”), a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P, referenced in Note 10 to the Condensed Consolidated Financial Statements (Unaudited)included in Item 1 of Part I of this Report, in February 2013 WPM purchased 0.3 million shares of FIS common stock for a nominal amount under the Net Settlement Feature in the agreement. The shares of FIS common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits
(a) Exhibits:

Exhibit
No.	Description
4.1
Indenture dated as of April 15, 2013 among FIS, as issuer, the subsidiaries of FIS listed on the signature pages thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee.

31.1
Certification of Frank R. Martire, Chairman of the Board and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of James W. Woodall, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Frank R. Martire, Chairman of the Board and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of James W. Woodall, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 2, 2013	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit
No.	Description
4.1
Indenture dated as of April 15, 2013 among FIS, as issuer, the subsidiaries of FIS listed on the signature pages thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee.

31.1
Certification of Frank R. Martire, Chairman of the Board and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of James W. Woodall, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Frank R. Martire, Chairman of the Board and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of James W. Woodall, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.