Form 10-Q
period 2013-09-30
Fidelity National Information Services, Inc.
filed 2013-11-01
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of October 31, 2013, 291,132,837 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2013
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	2
B. Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2013 and 2012	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2013 and 2012	4
D. Condensed Consolidated Statement of Equity for the nine months ended September 30, 2013	5
E. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosure About Market Risks	31
Item 4. Controls and Procedures	32
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	35
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$811.6	$517.6
Settlement deposits	568.7	32.6
Trade receivables, net of allowance for doubtful accounts of $22.8 and $19.9 as of September 30, 2013 and December 31, 2012, respectively	992.8	925.7
Settlement receivables	180.6	128.3
Other receivables	43.8	30.2
Due from Brazilian venture partner	41.0	42.0
Prepaid expenses and other current assets	144.5	111.9
Deferred income taxes	51.1	55.9
Total current assets	2,834.1	1,844.2
Property and equipment, net	428.3	419.5
Goodwill	8,490.9	8,381.5
Intangible assets, net	1,404.8	1,576.2
Computer software, net	854.4	847.0
Deferred contract costs, net	217.8	211.2
Other noncurrent assets	260.4	270.1
Total assets	$14,490.7	$13,549.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$672.1	$624.6
Due to Brazilian venture partner	14.2	18.8
Settlement payables	760.6	172.2
Current portion of long-term debt	117.1	153.9
Deferred revenues	233.5	287.3
Total current liabilities	1,797.5	1,256.8
Deferred revenues	34.0	42.2
Deferred income taxes	799.5	821.8
Long-term debt, excluding current portion	4,704.1	4,231.6
Due to Brazilian venture partner	34.9	40.5
Other long-term liabilities	317.0	363.2
Total liabilities	7,687.0	6,756.1
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 600 shares authorized, 386.2 and 385.9 shares issued as of September 30, 2013 and December 31, 2012, respectively	3.9	3.8
Additional paid in capital	7,219.5	7,197.0
Retained earnings	2,334.4	2,105.8
Accumulated other comprehensive earnings	(1.2)	30.0
Treasury stock, $0.01 par value, 95.1 and 91.8 shares as of September 30, 2013 and December 31, 2012, respectively, at cost	(2,909.1)	(2,695.7)
Total FIS stockholders’ equity	6,647.5	6,640.9
Noncontrolling interest	156.2	152.7
Total equity	6,803.7	6,793.6
Total liabilities and equity	$14,490.7	$13,549.7
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Processing and services revenues (for related party activity, see note 2)	$1,501.7	$1,436.9	$4,492.2	$4,307.5
Cost of revenues	994.6	968.8	3,030.8	2,939.4
Gross profit	507.1	468.1	1,461.4	1,368.1
Selling, general, and administrative expenses (for related party activity, see note 2)	189.0	180.2	620.6	575.0
Operating income	318.1	287.9	840.8	793.1
Other income (expense):
Interest expense, net	(43.7)	(54.0)	(144.8)	(170.0)
Other income (expense), net	5.9	(1.5)	(50.9)	(24.2)
Total other income (expense), net	(37.8)	(55.5)	(195.7)	(194.2)
Earnings from continuing operations before income taxes	280.3	232.4	645.1	598.9
Provision for income taxes	97.9	79.0	214.0	192.0
Earnings from continuing operations, net of tax	182.4	153.4	431.1	406.9
Earnings (loss) from discontinued operations, net of tax	(3.3)	(61.0)	6.4	(70.6)
Net earnings	179.1	92.4	437.5	336.3
Net (earnings) loss attributable to noncontrolling interest	(6.8)	(5.6)	(16.3)	(11.8)
Net earnings attributable to FIS	$172.3	$86.8	$421.2	$324.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.61	$0.51	$1.43	$1.35
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	(0.21)	0.02	(0.24)
Net earnings per share — basic attributable to FIS common stockholders *	$0.60	$0.30	$1.45	$1.11
Weighted average shares outstanding — basic	289.2	292.4	290.0	291.6
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.60	$0.50	$1.41	$1.33
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	(0.20)	0.02	(0.24)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.59	$0.29	$1.43	$1.09
Weighted average shares outstanding — diluted	293.2	297.9	294.3	297.2
Cash dividends paid per share	$0.22	$0.20	$0.66	$0.60
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$175.6	$147.8	$414.8	$395.1
Earnings (loss) from discontinued operations, net of tax	(3.3)	(61.0)	6.4	(70.6)
Net earnings attributable to FIS	$172.3	$86.8	$421.2	$324.5
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Net earnings		$179.1		$92.4		$437.5		$336.3
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$2.4		$(2.4)		$3.5		$(4.2)
Reclassification adjustment for losses included in net earnings	2.2		1.8		5.2		5.8
Unrealized gain (loss) on investments and derivatives, net	4.6		(0.6)		8.7		1.6
Foreign currency translation adjustments	5.6		13.4		(48.1)		(14.1)
Other comprehensive earnings (loss), before tax:	10.2		12.8		(39.4)		(12.5)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	2.6		(0.1)		2.4		(0.4)
Other comprehensive earnings (loss), net of tax	$7.6	7.6	$12.9	12.9	$(41.8)	(41.8)	$(12.1)	(12.1)
Comprehensive earnings:		186.7		105.3		395.7		324.2
Net (earnings) loss attributable to noncontrolling interest		(6.8)		(5.6)		(16.3)		(11.8)
Other comprehensive (earnings) losses attributable to noncontrolling interest		1.5		2.4		10.6		11.2
Comprehensive earnings attributable to FIS		$181.4		$102.1		$390.0		$323.6

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine months ended September 30, 2013
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2012	385.9	(91.8)	$3.8	$7,197.0	$2,105.8	$30.0	$(2,695.7)	$152.7	$6,793.6
Issuance of restricted stock	0.3	—	0.1	—	—	—	—	—	0.1
Exercise of stock options and stock purchase right	—	5.0	—	(45.1)	—	—	146.5	—	101.4
Treasury shares held for taxes due upon exercise of stock options	—	(0.1)	—	—	—	—	(9.6)	—	(9.6)
Excess income tax benefit from exercise of stock options	—	—	—	25.8	—	—	—	—	25.8
Stock-based compensation	—	—	—	41.8	—	—	—	—	41.8
Cash dividends paid ($0.22 per share per quarter) and other distributions	—	—	—	—	(192.6)	—	—	(2.2)	(194.8)
Purchases of treasury stock	—	(8.2)	—	—	—	—	(350.3)	—	(350.3)
Net earnings	—	—	—	—	421.2	—	—	16.3	437.5
Other comprehensive earnings	—	—	—	—	—	(31.2)	—	(10.6)	(41.8)
Balances, September 30, 2013	386.2	(95.1)	$3.9	$7,219.5	$2,334.4	$(1.2)	$(2,909.1)	$156.2	$6,803.7
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$437.5	$336.3
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	457.4	473.2
Amortization of debt issue costs	17.2	27.0
ClearPar contingent consideration included in discontinued operations	(26.8)	—
Gain on mFoundry acquisition	(9.2)	—
Gain on sale of assets	(5.0)	(22.0)
Stock-based compensation	38.8	60.5
Deferred income taxes	(22.3)	(28.9)
Excess income tax benefit from exercise of stock options	(25.8)	(11.4)
Other operating activities	1.9	2.1
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(55.7)	(40.7)
Settlement activity	(3.6)	(16.1)
Prepaid expenses and other assets	(33.0)	(24.4)
Deferred contract costs	(56.3)	(49.7)
Deferred revenue	(63.3)	(54.6)
Accounts payable, accrued liabilities, and other liabilities	24.1	66.7
Net cash provided by operating activities	675.9	718.0

Cash flows from investing activities:
Additions to property and equipment	(91.1)	(96.9)
Additions to computer software	(147.5)	(129.4)
Receipt of contingent consideration from ClearPar sale	26.8	—
Acquisitions, net of cash acquired, and equity investments	(137.6)	(40.0)
Net proceeds from sale of assets	—	336.5
Other investing activities, net	3.8	(3.0)
Net cash provided by (used in) investing activities	(345.6)	67.2

Cash flows from financing activities:
Borrowings	8,794.6	8,886.0
Repayment of borrowings	(8,367.8)	(9,165.4)
Debt issuance costs	(18.5)	(47.6)
Excess income tax benefit from exercise of stock options	25.8	11.4
Proceeds from exercise of stock options	107.8	160.3
Treasury stock activity	(359.9)	(285.8)
Dividends paid	(191.7)	(176.4)
Other financing activities, net	(12.5)	(5.8)
Net cash used in financing activities	(22.2)	(623.3)
Effect of foreign currency exchange rate changes on cash	(14.1)	(0.8)
Net increase in cash and cash equivalents	294.0	161.1
Cash and cash equivalents, beginning of period	517.6	415.5
Cash and cash equivalents, end of period	$811.6	$576.6

Supplemental cash flow information:
Cash paid for interest	$161.8	$182.9
Cash paid for income taxes	$255.0	$157.6
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

(2) Related Party Transactions
We are a party to certain agreements with related parties described below.
Revenues and Expenses
Related party transactions included in revenues for the three and nine months ended September 30, 2013 and 2012, are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Banco Bradesco Brazilian Venture revenue	$71.9	$72.8	$225.7	$215.3
FNF data processing services revenue	—	9.6	—	30.2
Ceridian data processing and services revenue	—	27.2	—	74.0
Total related party revenues	$71.9	$109.6	$225.7	$319.5

The three and nine months ended September 30, 2012 also included $1.3 million and $3.4 million, respectively, in expenses for administrative corporate support and other services with FNF (net of expense reimbursements) and $0.1 million and $0.6 million, respectively, of expenses related to employee benefits services provided by Ceridian. These costs were included in selling, general and administrative expenses.

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

(3) Unaudited Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2013 and 2012 are computed using the treasury stock method.
The following table summarizes the earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2013 and 2012 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Earnings from continuing operations attributable to FIS, net of tax	$175.6	$147.8	$414.8	$395.1
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(3.3)	(61.0)	6.4	(70.6)
Net earnings attributable to FIS common stockholders	$172.3	$86.8	$421.2	$324.5
Weighted average shares outstanding — basic	289.2	292.4	290.0	291.6
Plus: Common stock equivalent shares	4.0	5.5	4.3	5.6
Weighted average shares outstanding — diluted	293.2	297.9	294.3	297.2
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.61	$0.51	$1.43	$1.35
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	(0.21)	0.02	(0.24)
Net earnings per share — basic attributable to FIS common stockholders *	$0.60	$0.30	$1.45	$1.11
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.60	$0.50	$1.41	$1.33
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	(0.20)	0.02	(0.24)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.59	$0.29	$1.43	$1.09

* Amounts may not sum due to rounding.
Options to purchase less than 0.1 million and 0.5 million shares of our common stock for the three months and 0.1 million and 0.9 million for the nine months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4) Discontinued Operations

Certain operations are reported as discontinued in the Condensed Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2013 and 2012.

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

The results of operations of the Healthcare Business, which were previously included in the PSG segment, have been classified as discontinued operations for all periods presented. The Healthcare Business had no revenue and pretax earnings of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. The Healthcare Business had revenues of $15.3 million and $80.5 million and pretax earnings of $22.1 million and $35.8 million for the three and nine months ended September 30, 2012, respectively.

Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. There were no revenues for the 2013 and 2012 periods. Participacoes had losses before taxes of $5.1 million and $7.2 million for the three months and $15.7 million and $34.6 million for the nine months ended September 30, 2013 and 2012, respectively. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the three months and nine months ended September 30, 2013 and 2012 included charges of $6.1 million and $4.7 million and $15.3 million and $29.1 million, respectively, to settle claims or increase our provision for potential labor claims. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of September 30, 2013, there were approximately 1,230 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims, which extended through April 2013. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active and unasserted labor claims considered probable of assertion, net of $15.8 million in court ordered deposits, is $29.3 million as of September 30, 2013. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

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

(5) Changes in Accumulated Other Comprehensive Earnings Attributable to FIS by Component, Net of Tax

The following table shows accumulated other comprehensive earnings ("AOCE") attributable to FIS by component, net of tax, for the nine months ended September 30, 2013 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other	Total
Balances, December 31, 2012	$(6.1)	$36.3	$(0.2)	$30.0
Other comprehensive gain/(loss) before reclassifications	0.7	(36.3)	1.2	(34.4)
Amounts reclassified from AOCE	2.6	—	0.6	3.2
Net current period AOCE attributable to FIS	3.3	(36.3)	1.8	(31.2)
Balances, September 30, 2013	$(2.8)	$—	$1.6	$(1.2)

The amount reclassified from AOCE for interest rate swap contracts includes $4.2 million recorded as interest expense, reduced by a related $1.6 million provision for income taxes. The additional $0.6 million reclassification relates to a realized gain on an available for sale investment of $1.0 million. The gain was recorded in other income (expense), net with an offsetting tax provision of $0.4 million.

(6) Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013			December 31, 2012
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,057.8	$629.5	$428.3	$975.5	$556.0	$419.5
Intangible assets	$2,803.9	$1,399.1	$1,404.8	$2,962.6	$1,386.4	$1,576.2
Computer software	$1,541.5	$687.1	$854.4	$1,451.6	$604.6	$847.0

The Company entered into capital lease obligations of $15.3 million and $2.1 million during the nine months ended September 30, 2013 and 2012, respectively, primarily consisting of computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2013. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Settlement Activity

Settlement deposits represent funds we hold that were drawn from our customers to facilitate our settlement activities and, as of September 30, 2013, included $75.0 million of short-term investments in certificates of deposit with original maturities of greater than 90 days. These certificates of deposit are Level 2 securities. Settlement payables consist of settlement deposits from customers, settlement payables to third parties and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the balance sheet and operating cash flows on the statement of cash flows.

(7) Long-Term Debt
Long-term debt as of September 30, 2013 and December 31, 2012, consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2013	December 31, 2012
Term Loans A-2 (1)	$—	$250.0
Term Loans A-3, quarterly principal amortization (2)	—	2,021.3
Term Loans A-4, quarterly principal amortization (3)	1,975.0	—
Senior Notes due 2017, interest payable semi-annually at 7.625%	—	750.0
Senior Notes due 2018, interest payable semi-annually at 2.000%	250.0	—
Senior Notes due 2020, interest payable semi-annually at 7.875%	500.0	500.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	700.0
Senior Notes due 2023, interest payable semi-annually at 3.500%	1,000.0	—
Revolving Loan (4)	366.0	126.3
Other	30.2	37.9
	4,821.2	4,385.5
Current portion	(117.1)	(153.9)
Long-term debt, excluding current portion	$4,704.1	$4,231.6
__________________________________________

(1)	The Term Loans A-2 were repaid in full on January 11, 2013 through additional borrowings on our Revolving Loan.

(2)	The Term Loans A-3 were repaid in full on April 23, 2013 and replaced with Term Loans A-4 as discussed below.

(3)
Interest on the Term Loans A-4 is generally payable at LIBOR plus an applicable margin of up to 2.00% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of September 30, 2013, the weighted average interest rate on the Term Loans A-4 was 1.68%.

(4)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.00% plus an unused commitment fee of up to 0.35%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of September 30, 2013, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.50%.

On April 23, 2013, FIS amended and restated its syndicated credit agreement (the “FIS Credit Agreement”). The transaction resulted in the increase of FIS' revolving loan capacity by $850.0 million to $2,000.0 million and the amendment of certain terms and conditions, including the removal of provisions regarding the granting of collateral by FIS and its subsidiaries. As of September 30, 2013, the FIS Credit Agreement provided total committed capital of $3,975.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $2,000.0 million maturing on March 30, 2017 (the "Revolving Loan"); and (2) term loans of $1,975.0 million maturing on March 30, 2017 (the "Term Loans A-4"). As of September 30, 2013, the outstanding principal balance of the Revolving Loan was $366.0 million, with $1,633.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

On April 15, 2013, FIS completed the issuance and sale of $250.0 million in aggregate principal amount of 2.0% unsecured senior notes due April 15, 2018 (the "2018 Notes") and $1,000.0 million in aggregate principal amount of 3.5% unsecured senior notes due April 15, 2023 (the "2023 Notes"). Net proceeds from the offering, after deducting the underwriting discounts and commissions, were $1,233.1 million. The 2018 Notes and 2023 Notes were offered and sold pursuant to the Form S-3 Automatic Shelf Registration Statement filed with the Securities and Exchange Commission on March 5, 2013, as supplemented by the prospectus supplement dated April 10, 2013. On April 15, 2013, FIS used a portion of the proceeds from the offering to pay down the outstanding balance of its Revolving Loan. On May 15, 2013, the Company completed a call for redemption of the 2017 Notes for $801.6 million, comprised of $750.0 million in principal and a call premium of $51.6 million.

The obligations of FIS under the FIS Credit Agreement and under all its outstanding senior notes rank equal in priority, are unsecured and are guaranteed by substantially all of the domestic subsidiaries of FIS. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the senior notes' indentures as of September 30, 2013 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Term Loan	2018	2020	2022	2023
	A-4	Notes	Notes	Notes	Notes	Total
2013	$12.5	$—	$—	$—	$—	$12.5
2014	100.0	—	—	—	—	100.0
2015	100.0	—	—	—	—	100.0
2016	100.0	—	—	—	—	100.0
2017	1,662.5	—	—	—	—	1,662.5
Thereafter	—	250.0	500.0	700.0	1,000.0	2,450.0
Total	$1,975.0	$250.0	$500.0	$700.0	$1,000.0	$4,425.0

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

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 58% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of September 30, 2013, would be approximately $112.3 million.

In connection with a March 2012 refinancing and bond offering, we wrote off certain previously capitalized debt issuance costs and transaction expenses totaling $18.4 million and capitalized $29.3 million of other costs. The Company capitalized approximately $18.0 million in additional debt issuance costs with respect to the 2013 FIS Credit Agreement refinancing and the issuance of the 2018 Notes and the 2023 Notes, and wrote off approximately $14.1 million of previously capitalized costs as well as certain transaction fees and expenses of under $2.0 million. Upon the early redemption of the 2017 Notes, the Company also expensed approximately $45.3 million, representing the $51.6 million early-redemption premium offset by the premium reflected in the carrying value of this debt. Debt issuance costs of $47.7 million, net of accumulated amortization, remain capitalized as of September 30, 2013, related to all of the above outstanding debt.

The fair value of the Company’s long-term debt is estimated to be approximately $32.8 million lower than the carrying value as of September 30, 2013. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to September 30, 2013, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of September 30, 2013, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
September 1, 2011	September 1, 2014	$150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$1,700.0
___________________________________

(1)	0.18% in effect as of September 30, 2013.

(2)	Does not include the applicable margin and facility fees paid to lenders on the Term Loans and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments as of September 30, 2013 and December 31, 2012, is as follows (in millions):

	September 30, 2013		December 31, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$3.2	Accounts payable and accrued liabilities	$1.0
Interest rate swap contracts	Other long-term liabilities	$1.7	Other long-term liabilities	$9.4

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

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2013	2012	AOCE into income	2013	2012
Interest rate swap contracts	$(3.5)	$(6.0)	Interest expense	$(1.2)	$(1.8)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Amount of gain (loss)recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Nine months ended		Location of loss	Nine months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2013	2012	AOCE into income	2013	2012
Interest rate swap contracts	$1.3	$(10.6)	Interest expense	$(4.2)	$(5.8)

Approximately $2.6 million of the balance in AOCE as of September 30, 2013, is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2013, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(8) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its guarantor and non-guarantor subsidiaries: (a) the Condensed Consolidating Balance Sheets as of September 30, 2013 and December 31, 2012; (b) the Condensed Consolidating Statements of Earnings and Comprehensive Earnings for the three and nine months ended September 30, 2013 and 2012; and (c) the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2013 and 2012. Each guarantor subsidiary is 100% owned by FIS and all guarantees are full and unconditional as well as joint and several.

	Condensed Consolidating Balance Sheets
	September 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$18.3	$290.5	$502.8	$—	$811.6
Settlement deposits	—	568.7	—	—	568.7
Trade receivables, net	—	724.2	268.6	—	992.8
Investment in subsidiaries, intercompany and receivables from related parties	9,695.4	10,276.9	1,017.2	(20,948.5)	41.0
Other current assets	29.7	228.2	162.1	—	420.0
Total current assets	9,743.4	12,088.5	1,950.7	(20,948.5)	2,834.1
Property and equipment, net	7.1	330.1	91.1	—	428.3
Goodwill	—	7,205.5	1,285.4	—	8,490.9
Intangible assets, net	—	1,039.0	365.8	—	1,404.8
Computer software, net	37.6	651.2	165.6	—	854.4
Other noncurrent assets	65.8	327.0	85.4	—	478.2
Total assets	$9,853.9	$21,641.3	$3,944.0	$(20,948.5)	$14,490.7
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$150.6	$218.3	$303.2	$—	$672.1
Settlement payables	—	656.2	104.4	—	760.6
Current portion of long-term debt	101.6	13.9	1.6	—	117.1
Deferred revenues	—	163.9	69.6	—	233.5
Other current liabilities	—	—	14.2	—	14.2
Total current liabilities	252.2	1,052.3	493.0	—	1,797.5
Deferred income taxes	—	775.0	24.5	—	799.5
Long-term debt, excluding current portion	4,695.0	8.5	0.6	—	4,704.1
Other long-term liabilities	3.3	92.3	290.3	—	385.9
Total liabilities	4,950.5	1,928.1	808.4	—	7,687.0
Total equity	4,903.4	19,713.2	3,135.6	(20,948.5)	6,803.7
Total liabilities and equity	$9,853.9	$21,641.3	$3,944.0	$(20,948.5)	$14,490.7

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Balance Sheets
	December 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$18.4	$226.8	$272.4	$—	$517.6
Settlement deposits	—	32.6	—	—	32.6
Trade receivables, net	—	693.9	231.8	—	925.7
Investment in subsidiaries, intercompany and receivables from related parties	9,207.5	9,482.0	1,087.8	(19,735.3)	42.0
Other current assets	21.2	259.6	45.5	—	326.3
Total current assets	9,247.1	10,694.9	1,637.5	(19,735.3)	1,844.2
Property and equipment, net	12.0	328.8	78.7	—	419.5
Goodwill	—	7,205.7	1,175.8	—	8,381.5
Intangible assets, net	—	1,191.4	384.8	—	1,576.2
Computer software, net	39.7	641.9	165.4	—	847.0
Other noncurrent assets	103.2	288.3	89.8	—	481.3
Total assets	$9,402.0	$20,351.0	$3,532.0	$(19,735.3)	$13,549.7
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$110.7	$257.1	$256.8	$—	$624.6
Settlement payables	—	165.6	6.6	—	172.2
Current portion of long-term debt	144.4	7.4	2.1	—	153.9
Deferred revenues	—	224.0	63.3	—	287.3
Other current liabilites	—	—	18.8	—	18.8
Total current liabilities	255.1	654.1	347.6	—	1,256.8
Deferred income taxes	—	820.4	1.4	—	821.8
Long-term debt, excluding current portion	4,224.1	7.2	0.3	—	4,231.6
Other long-term liabilities	29.0	99.7	317.2	—	445.9
Total liabilities	4,508.2	1,581.4	666.5	—	6,756.1
Total equity	4,893.8	18,769.6	2,865.5	(19,735.3)	6,793.6
Total liabilities and equity	$9,402.0	$20,351.0	$3,532.0	$(19,735.3)	$13,549.7

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Three months ended September 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,158.8	$342.9	$—	$1,501.7
Operating expenses	55.7	861.6	266.3	—	1,183.6
Operating income	(55.7)	297.2	76.6	—	318.1
Other income (expense):
Interest expense, net	(43.2)	(0.2)	(0.3)	—	(43.7)
Other income (expense)	(2.1)	2.4	5.6	—	5.9
Net earnings (loss) of equity affiliates	249.2	—	—	(249.2)	—
Total other income (expense)	203.9	2.2	5.3	(249.2)	(37.8)
Earnings (loss) from continuing operations before income taxes	148.2	299.4	81.9	(249.2)	280.3
Provision (benefit) for income taxes	(34.2)	101.8	30.3	—	97.9
Net earnings (loss) from continuing operations	182.4	197.6	51.6	(249.2)	182.4
Earnings (loss) from discontinued operations, net of tax	(3.3)	0.1	(3.4)	3.3	(3.3)
Net earnings (loss)	179.1	197.7	48.2	(245.9)	179.1
Net (earnings) loss attributable to noncontrolling interest	(6.8)	(0.1)	(6.7)	6.8	(6.8)
Net earnings (loss) attributable to FIS common stockholders	$172.3	$197.6	$41.5	$(239.1)	$172.3
Comprehensive earnings (loss) attributable to FIS	$181.4	$197.3	$56.3	$(253.6)	$181.4

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Three months ended September 30, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,115.4	$321.5	$—	$1,436.9
Operating expenses	50.2	832.9	265.9	—	1,149.0
Operating income	(50.2)	282.5	55.6	—	287.9
Other income (expense):
Interest expense, net	(53.1)	(0.4)	(0.5)	—	(54.0)
Other income (expense)	1.5	(0.8)	(2.2)	—	(1.5)
Net earnings (loss) of equity affiliates	220.9	—	—	(220.9)	—
Total other income (expense)	169.3	(1.2)	(2.7)	(220.9)	(55.5)
Earnings (loss) from continuing operations before income taxes	119.1	281.3	52.9	(220.9)	232.4
Provision (benefit) for income taxes	(34.3)	94.7	18.6	—	79.0
Net earnings (loss) from continuing operations	153.4	186.6	34.3	(220.9)	153.4
Earnings (loss) from discontinued operations, net of tax	(61.0)	(56.2)	(4.8)	61.0	(61.0)
Net earnings (loss)	92.4	130.4	29.5	(159.9)	92.4
Net (earnings) loss attributable to noncontrolling interest	(5.6)	—	(5.6)	5.6	(5.6)
Net earnings (loss) attributable to FIS common stockholders	$86.8	$130.4	$23.9	$(154.3)	$86.8
Comprehensive earnings (loss) attributable to FIS	$84.0	$129.5	$39.2	$(150.6)	$102.1

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Nine months ended September 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$3,499.0	$993.2	$—	$4,492.2
Operating expenses	173.8	2,604.0	873.6	—	3,651.4
Operating income	(173.8)	895.0	119.6	—	840.8
Other income (expense):
Interest expense, net	(141.5)	(1.0)	(2.3)	—	(144.8)
Other income (expense)	(56.3)	5.6	(0.2)	—	(50.9)
Net earnings (loss) of equity affiliates	684.4	—	—	(684.4)	—
Total other income (expense)	486.6	4.6	(2.5)	(684.4)	(195.7)
Earnings (loss) from continuing operations before income taxes	312.8	899.6	117.1	(684.4)	645.1
Provision (benefit) for income taxes	(118.3)	289.6	42.7	—	214.0
Net earnings (loss) from continuing operations	431.1	610.0	74.4	(684.4)	431.1
Earnings (loss) from discontinued operations, net of tax	6.4	0.2	(10.5)	10.3	6.4
Net earnings (loss)	437.5	610.2	63.9	(674.1)	437.5
Net (earnings) loss attributable to noncontrolling interest	(16.3)	0.2	(16.5)	16.3	(16.3)
Net earnings (loss) attributable to FIS common stockholders	$421.2	$610.4	$47.4	$(657.8)	$421.2
Comprehensive earnings (loss) attributable to FIS	$390.0	$611.8	$18.1	$(629.9)	$390.0

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Nine months ended September 30, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$3,381.4	$926.1	$—	$4,307.5
Operating expenses	153.8	2,558.2	802.4	—	3,514.4
Operating income	(153.8)	823.2	123.7	—	793.1
Other income (expense):
Interest expense, net	(166.4)	(0.9)	(2.7)	—	(170.0)
Other income (expense)	(16.2)	(1.8)	(6.2)	—	(24.2)
Net earnings (loss) of equity affiliates	635.7	—	—	(635.7)	—
Total other income (expense)	453.1	(2.7)	(8.9)	(635.7)	(194.2)
Earnings (loss) from continuing operations before income taxes	299.3	820.5	114.8	(635.7)	598.9
Provision (benefit) for income taxes	(107.6)	259.2	40.4	—	192.0
Net earnings (loss) from continuing operations	406.9	561.3	74.4	(635.7)	406.9
Earnings (loss) from discontinued operations, net of tax	(70.6)	(47.7)	(22.9)	70.6	(70.6)
Net earnings (loss)	336.3	513.6	51.5	(565.1)	336.3
Net (earnings) loss attributable to noncontrolling interest	(11.8)	0.4	(12.2)	11.8	(11.8)
Net earnings (loss) attributable to FIS common stockholders	$324.5	$514.0	$39.3	$(553.3)	$324.5
Comprehensive earnings (loss) attributable to FIS	$312.1	$514.1	$47.5	$(550.1)	$323.6

	Condensed Consolidating Statements of Cash Flows
	Nine months ended September 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(95.3)	$694.9	$75.4	$0.9	$675.9
Cash flows from investing activities	(30.0)	(163.3)	(152.3)	—	(345.6)
Cash flows from financing activities	125.2	(467.8)	321.3	(0.9)	(22.2)
Effect of foreign currency exchange rates on cash	—	—	(14.1)	—	(14.1)
Net increase (decrease) in cash	$(0.1)	$63.8	$230.3	$—	$294.0

	Condensed Consolidating Statements of Cash Flows
	Nine months ended September 30, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(62.0)	$736.2	$52.4	$(8.6)	$718.0
Cash flows from investing activities	(12.3)	143.9	(64.4)	—	67.2
Cash flows from financing activities	64.7	(867.1)	170.5	8.6	(623.3)
Effect of foreign currency exchange rates on cash	—	—	(0.8)	—	(0.8)
Net increase (decrease) in cash	$(9.6)	$13.0	$157.7	$—	$161.1

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

   CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office.  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  The Court denied Plaintiffs' Motion for Summary Judgment, however, the Court has not yet ruled on the Defendants' summary judgment motion or the motion to stay.  Discovery is ongoing. If the case is not stayed,  the trial date will be re-scheduled. An estimate of a possible loss or range of possible loss, if any, for this litigation cannot be made at this time.

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

(11) Share Repurchase Program

On February 7, 2012, our Board of Directors approved a plan authorizing repurchases of up to $1.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2015. This share repurchase authorization replaced any existing share repurchase authorization. On October 18, 2011, our Board of Directors approved a plan authorizing repurchases of up to $500.0 million of our outstanding common stock through December 31, 2013. Approximately $299.4 million of plan capacity remained available for repurchases as of September 30, 2013. The table below summarizes quarterly share repurchase activity for 2013 and 2012 under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Three months ended	shares purchased	paid per share	plans or programs
September 30, 2013	2.7	$46.69	$124.9
June 30, 2013	2.8	$44.25	$125.0
March 31, 2013	2.7	$37.17	$100.4
December 31, 2012 *	5.7	$35.02	$200.5
September 30, 2012	3.1	$32.11	$99.8
June 30, 2012	1.5	$32.92	$50.0
March 31, 2012	3.7	$27.32	$101.0
* Includes the repurchase of 5.7 million shares from WPM, L.P. for $200.0 million, or $35.03 per share, in December 2012.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended September 30, 2013 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$578.6	$601.7	$321.7	$(0.3)	$1,501.7
Operating expenses	378.4	366.1	259.1	180.0	1,183.6
Operating income	$200.2	$235.6	$62.6	$(180.3)	318.1
Other income (expense) unallocated					(37.8)
Income from continuing operations before income taxes					$280.3
Depreciation and amortization	$39.2	$19.4	$18.7	$74.6	$151.9
Capital expenditures (1)	$64.1	$14.6	$13.8	$2.5	$95.0
Total assets	$5,475.9	$5,325.3	$2,155.9	$1,531.3	$14,488.4
Goodwill	$4,057.5	$3,833.1	$600.3	$—	$8,490.9

(1)	Includes capital leases of $13.3 million primarily consisting of computer hardware and software.

As of and for the three months ended September 30, 2012 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$565.7	$576.1	$295.5	$(0.4)	$1,436.9
Operating expenses	382.1	363.0	242.1	161.8	1,149.0
Operating income	$183.6	$213.1	$53.4	$(162.2)	287.9
Other income (expense) unallocated					(55.5)
Income from continuing operations before income taxes					$232.4
Depreciation and amortization	$40.8	$21.5	$18.0	$74.0	$154.3
Capital expenditures (1)	$46.7	$11.1	$9.6	$3.1	$70.5
Total assets	$5,328.5	$4,668.9	$1,918.7	$1,706.3	$13,622.4
Goodwill	$3,947.7	$3,833.2	$596.4	$—	$8,377.3

(1)	Includes capital leases of $0.3 million primarily consisting of computer hardware and software.

For the nine months ended September 30, 2013 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,740.9	$1,836.6	$916.8	$(2.1)	$4,492.2
Operating expenses	1,161.5	1,119.7	767.6	602.6	3,651.4
Operating income	$579.4	$716.9	$149.2	$(604.7)	840.8
Other income (expense) unallocated					(195.7)
Income from continuing operations before income taxes					$645.1
Depreciation and amortization	$118.8	$59.3	$56.2	$223.1	$457.4
Capital expenditures (1)	$152.8	$45.0	$49.0	$7.1	$253.9

(1)	Includes capital leases of $15.3 million primarily consisting of computer hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2012 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,668.0	$1,779.3	$859.6	$0.6	$4,307.5
Operating expenses	1,144.9	1,122.4	728.5	518.6	3,514.4
Operating income	$523.1	$656.9	$131.1	$(518.0)	793.1
Other income (expense) unallocated					(194.2)
Income from continuing operations before income taxes					$598.9
Depreciation and amortization	$124.2	$65.2	$55.0	$218.9	$463.3
Capital expenditures (1)	$145.1	$35.2	$36.5	$9.5	$226.3

(1)	Includes capital leases of $2.1 million primarily consisting of computer hardware and software.

Total assets as of September 30, 2013 and 2012 exclude $2.3 million and $3.6 million related to discontinued operations.

Financial Solutions Group

FSG focuses on serving the processing and outsourcing needs of financial institutions, commercial lenders, finance companies and other businesses in North America. FSG's primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. FSG offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. Additionally, the North American operations of Capco provide strategic consulting, technology integration and complex, large-scale transformation services.

Payment Solutions Group

PSG provides a comprehensive set of software and services for EFT, network, card processing, check image, bill payment and government solutions for North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks, credit unions and independent community and savings institutions as well as other commercial enterprises.

International Solutions Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 2) and the international operations of Capco. Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $358.8 million and $370.0 million as of September 30, 2013 and 2012, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

Corporate and Other

The Corporate and Other segment consists of the corporate overhead costs that are not allocated to operating segments. Corporate overhead costs relate to human resources, legal, risk management, information security, finance and accounting, domestic sales and marketing, amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13) Acquisitions

mFoundry

In March 2013, we completed the acquisition of mFoundry, Inc. ("mFoundry"), paying $115.0 million, net of cash acquired, for the remaining interest that it did not already own. mFoundry is a leading provider of mobile banking and payment solutions for financial institutions and retailers. Owning underlying technology that enables mobile commerce is expected to enhance our strategic positioning as the mobile channel continues to expand, and to enable us to leverage our capabilities over a broader customer base.   The acquisition of the remaining interest resulted in a $9.2 million pretax gain on our pre-acquisition investment in mFoundry, which is included in Other Income (Expense) in the Condensed Consolidated Statements of Earnings(Unaudited).

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

•	the reaction of our current and potential customers to communications from us or our regulators regarding information security, risk management, internal audit or other matters;

•	competitive pressures on pricing related to our solutions including the ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our major operations centers;

•
and other risks detailed elsewhere in the “Statement Regarding Forward-Looking Information,” “Risk Factors” section and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Form 10-Q for the three months ended March 31, 2013 and June 30, 2013, this Form 10-Q and our other filings with the Securities and Exchange Commission.

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

As the payment market continues to evolve from paper-based to electronic, we continue to add new services responsive to this trend. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. In recent years, we have added a variety of stored-value card types, internet banking, mobile banking solutions, and electronic bill presentment/payment services, as well as a number of card enhancement and loyalty/reward programs. The common goal of these offerings continues to be convenience and security for the consumer, coupled with value to the financial institution and merchant. The growing risk of identity theft and fraud has led to an increased demand for our risk management solutions, increasing the demand for our risk management solutions. At the same time, the use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses.

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

While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity. As a whole, consolidation activity is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or we are not the merging parties' provider of core or payment processing, or if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the regulations governing the financial services industry within the United States, established the new Federal Consumer Financial Protection Bureau and will require this and other federal agencies to implement many new regulations. Regulations under the Durbin Amendment, released by the Federal Reserve in June 2011, mandate a cap on debit transaction interchange fees on cards issued by financial institutions with assets greater than $10.0 billion.  This legislated interchange fee cap has the potential to alter the type and/or volume of card-based transactions that we process on behalf of our customers, but has had an insignificant impact thus far. As we continue to monitor the market participants' actions, we believe we are competitively positioned to offset or take advantage of any potential shifts in payment transaction volume as we offer multiple payment solutions and options to our clients.  The network exclusivity provisions of the Durbin Amendment, which require all debit card issuers to have at least two unaffiliated networks for purposes of processing signature debit and PIN debit transactions, favorably impacted transaction volumes in our NYCE PIN debit network in 2012. Volumes have continued to grow thus far in 2013; however, market participants' actions may positively or negatively impact transaction volumes in the future. In order for our products and services to comply with these regulations and enable our customers to effectively compete in the marketplace, we may need to make additional capital investments to modify our solutions. Further, the requirements and impacts of the regulations could result in changes in our customers' business practices that may alter their delivery of services to consumers and the timing of their investment decisions, which could change the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our customers. The Durbin Amendment regulations released by the Federal Reserve have been challenged in court and we are monitoring how any final  judicial decision will impact our customers and our business.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions on a constant currency basis during the three months ended September 30, 2013, including Europe, Brazil and Asia. The majority of our European revenue is generated by clients in Germany, France and the United Kingdom.

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

As a Multi-Regional Data Processing Servicer (MDPS), FIS continues to be examined by and have regular interaction with the federal agencies that regulate financial institutions. These regulators have the authority to take actions they deem necessary to protect the safety and soundness of the financial institutions they regulate. Such actions, if taken, could have a material adverse impact on our business. FIS regularly reports to its regulators and to its clients regarding the company's continual efforts to enhance its information security and risk management technology, programs and procedures. In mid-May 2013, the federal agencies that provide regulatory oversight for FIS issued a confidential report related to their examination of our information security, risk management and internal audit functions between October 2011 and October 2012. We responded to the report and described the actions that we have taken, as well as ongoing efforts underway to address specific findings. The regulatory agencies distributed the report, and a cover letter, to a subset of our regulated clients beginning in late May 2013. This prompted inquiries from clients, which, to the extent permitted by federal regulation, FIS has addressed on an individual basis. While individual clients and prospects have expressed concern over the report, we do not believe that it has had a material effect on the overall sales pipeline; however, we continue to monitor sales activity and any potential impact on future periods. We are unable to predict with certainty what, if any, communications or actions our regulators will have or take with our regulated financial institution clients on Risk Management and Information Security. We are also unable to predict the effect that any such communications may have on our business.

FIS remains focused on providing strategic investments in information security to protect its clients and its information systems. This includes both capital expenditures and operating expense on hardware, software, personnel and consulting services.
Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Transactions with Related Parties

See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-month and nine-month periods ended September 30, 2013 and 2012

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Processing and services revenues	$1,501.7	$1,436.9	$4,492.2	$4,307.5
Cost of revenues	994.6	968.8	3,030.8	2,939.4
Gross profit	507.1	468.1	1,461.4	1,368.1
Selling, general, and administrative expenses	189.0	180.2	620.6	575.0
Operating income	318.1	287.9	840.8	793.1
Other income (expense):
Interest expense, net	(43.7)	(54.0)	(144.8)	(170.0)
Other income (expense), net	5.9	(1.5)	(50.9)	(24.2)
Total other income (expense), net	(37.8)	(55.5)	(195.7)	(194.2)
Earnings from continuing operations before income taxes	280.3	232.4	645.1	598.9
Provision for income taxes	97.9	79.0	214.0	192.0
Earnings from continuing operations, net of tax	182.4	153.4	431.1	406.9
Earnings (loss) from discontinued operations, net of tax	(3.3)	(61.0)	6.4	(70.6)
Net earnings	179.1	92.4	437.5	336.3
Net (earnings) loss attributable to noncontrolling interest	(6.8)	(5.6)	(16.3)	(11.8)
Net earnings attributable to FIS	$172.3	$86.8	$421.2	$324.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.61	$0.51	$1.43	$1.35
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	(0.01)	(0.21)	0.02	(0.24)
Net earnings per share — basic attributable to FIS common stockholders	$0.60	$0.30	$1.45	$1.11
Weighted average shares outstanding — basic	289.2	292.4	290.0	291.6
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.60	$0.50	$1.41	$1.33
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	(0.20)	0.02	(0.24)
Net earnings per share — diluted attributable to FIS common stockholders	$0.59	$0.29	$1.43	$1.09
Weighted average shares outstanding — diluted	293.2	297.9	294.3	297.2
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$175.6	$147.8	$414.8	$395.1
Earnings (loss) from discontinued operations, net of tax	(3.3)	(61.0)	6.4	(70.6)
Net earnings attributable to FIS	$172.3	$86.8	$421.2	$324.5
 Processing and Services Revenues

Processing and services revenues totaled $1,501.7 million and $1,436.9 million during the three-month periods and $4,492.2 million and $4,307.5 million during the nine-month periods ended September 30, 2013 and 2012, respectively. The increase in revenue of $64.8 million, or 4.5%, during the three-month period and $184.7 million, or 4.3%, during the nine-month period ended September 30, 2013 as compared to the 2012 periods is attributable to higher termination fees, incremental revenues from 2013 and 2012 acquisitions, increased processing volumes, and increased demand for professional and consulting services. The three-month and nine-month periods ended September 30, 2013 included $14.6 million and $37.1 million, respectively, of unfavorable foreign currency impact resulting from a stronger U.S. Dollar as compared to 2012.

Cost of Revenues and Gross Profit

Cost of revenues totaled $994.6 million and $968.8 million during the three-month periods and $3,030.8 million and $2,939.4 million during the nine-month periods ended September 30, 2013 and 2012, respectively, resulting in gross profit of $507.1 million and $468.1 million during the three-month periods and $1,461.4 million and $1,368.1 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Gross profit as a percentage of revenues (“gross margin”) was 33.8% and 32.6% during the three-month periods and 32.5% and 31.8% during the nine-month periods ended September 30, 2013 and 2012. The increases in cost of revenues during the three-month and nine-month periods ended September 30, 2013 as compared to 2012 are largely attributable to the revenue increases noted above. The increase in gross margins during the 2013 periods as compared to 2012 primarily reflects a change in the revenue mix to higher margin revenues complemented by increased scale and improved operating efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $189.0 million and $180.2 million during the three-month periods and $620.6 million and $575.0 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Higher incentive compensation and healthcare costs accounted for the increase of $8.8 million during the three-month period and contributed to the $45.6 million increase during the nine-month period ended September 30, 2013 as compared to 2012. The 2013 nine-month period also includes a $43.9 million allocation of the $50.2 million charge to increase the liability established at the acquisition of Capco for contingent payments based on expected operating performance in 2013 through 2015. This liability is adjusted periodically based on management's estimates and was increased in the second quarter of 2013 as a result of Capco's improved performance and expectations. The 2012 nine-month period included compensation charges of $18.5 million related to payments and accelerated vesting of certain stock option and restricted stock grants triggered by exits or changes in responsibilities of certain executives.

Operating Income

Operating income totaled $318.1 million and $287.9 million during the three-month periods and $840.8 million and $793.1 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Operating income as a percentage of revenue (“operating margin”) was 21.2% and 20.0% during the three-month periods and 18.7% and 18.4% during the nine-month periods ended September 30, 2013 and 2012, respectively. The changes in operating income and margin for the three and nine months of 2013 as compared to 2012 resulted primarily from the revenue and selling, general and administrative expense variances addressed above.

Total Other Income (Expense), Net

Total other income (expense), net was $(37.8) million and $(55.5) million during the three-month periods and $(195.7) million and $(194.2) million during the nine-month periods ended September 30, 2013 and 2012, respectively. The 2013 nine-month period includes charges of $16.1 million for the write-off of certain previously capitalized debt issuance costs and transaction expenses related to refinancing activities and a net charge of $45.3 million representing the $51.6 million premium incurred as a result of the early redemption of certain debt offset by the premium reflected in the carrying value of that debt. The 2013 nine-month period also includes a $9.2 million gain resulting from the purchase of the remaining shares of mFoundry, representing the difference between the fair value and carrying value of the minority-interest investment previously held. The 2012 nine-month period includes $12.7 million of debt refinance transaction costs and a $5.7 million write-off of certain previously capitalized debt issuance costs.

Interest expense is another large component of total other income (expense), net. Interest expense decreased $10.3 million and $25.2 million during the three-month and nine-month periods ended September 30, 2013, respectively, as compared to 2012 primarily due to lower borrowing rates as the result of the debt refinancing activity.

Provision for Income Taxes

Income tax expense from continuing operations totaled $97.9 million and $79.0 million during the three-month periods and $214.0 million and $192.0 million during the nine-month periods ended September 30, 2013 and 2012, respectively. This resulted in effective tax rates from continuing operations of 35% and 34% during the three-month periods and 33% and 32% during the nine-month periods ended September 30, 2013 and 2012, respectively. Favorable discrete period items recognized during the first half of 2013 account for the lower effective tax rate for the nine-month 2013 period in comparison to the third quarter 2013.

Earnings (Loss) from Discontinued Operations

During the 2013 and 2012 periods, certain operations are classified as discontinued as discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Condensed Consolidated Statements of Earnings (Unaudited).

The table below outlines the components of discontinued operations for the three and nine months ended September 30, 2013 and 2012, net of tax (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
ClearPar	$—	$—	$16.7	$—
Healthcare Business	0.1	(56.2)	0.1	(47.8)
Participacoes	(3.4)	(4.8)	(10.4)	(22.8)
Total discontinued operations	$(3.3)	$(61.0)	$6.4	$(70.6)

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $175.6 million and $147.8 million for the three-month periods and $414.8 million and $395.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively. This resulted in earnings per diluted share of $0.60 and $0.50 for the three-month periods and $1.41 and $1.33 for the nine-month periods, respectively.

Segment Results of Operations (Unaudited)
Financial Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Processing and services revenues	$578.6	$565.7	$1,740.9	$1,668.0
Operating income	$200.2	$183.6	$579.4	$523.1
Revenues for FSG totaled $578.6 million and $565.7 million during the three-month periods and $1,740.9 million and $1,668.0 million during the nine-month periods ended September 30, 2013 and 2012, respectively. The overall segment increases of $12.9 million and $72.9 million during the three-month and nine-month periods ended September 30, 2013, respectively, as compared to the 2012 periods were attributable to incremental revenues from 2013 and 2012 acquisitions, including in mobile banking solutions, growth in consulting services, outsourced services, eBanking solutions and higher termination fees.
Operating income for FSG totaled $200.2 million and $183.6 million during the three-month periods and $579.4 million and $523.1 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Operating margin was approximately 34.6% and 32.5% for the three-month periods and 33.3% and 31.4% for the nine-month periods ended September 30, 2013 and 2012, respectively. The increases in operating income during the 2013 three-month and nine-month periods as compared to 2012 primarily resulted from the revenue variances discussed above. As compared to 2012, the increases in operating margin during the three-month and nine-month periods ended September 30, 2013 were driven primarily by higher termination fees, license fees and operating leverage on revenue growth.

Payment Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Processing and services revenues	$601.7	$576.1	$1,836.6	$1,779.3
Operating income	$235.6	$213.1	$716.9	$656.9

Revenues for PSG totaled $601.7 million and $576.1 million during the three-month periods and $1,836.6 million and $1,779.3 million during the nine-month periods ended September 30, 2013 and 2012, respectively. The three and nine months ended September 30, 2013 included higher termination fees and growth in output solutions, bill payment services, card loyalty programs and software licenses.

Operating income for PSG totaled $235.6 million and $213.1 million during the three-month periods and $716.9 million and $656.9 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Operating margin was approximately 39.2% and 37.0% during the three-month periods and 39.0% and 36.9% during the nine-month periods ended September 30, 2013 and 2012, respectively. The increases in operating income and operating margin during the 2013 three-month and nine-month periods as compared to the 2012 periods primarily reflect the impact of the more favorable revenue mix and operating leverage related to the revenue growth noted above.

International Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Processing and services revenues	$321.7	$295.5	$916.8	$859.6
Operating income	$62.6	$53.4	$149.2	$131.1

Revenues for ISG totaled $321.7 million and $295.5 million during the three-month periods and $916.8 million and $859.6 million during the nine-month periods ended September 30, 2013 and 2012, respectively. The three-month and nine-month periods ended September 30, 2013, included $13.2 million and $34.9 million, respectively, of unfavorable foreign currency impact resulting from a stronger U.S. Dollar during the 2013 periods. Excluding the unfavorable foreign currency impact, revenues for the 2013 periods increased primarily from higher transaction and call center volumes in Brazil, growth within our European consulting businesses and our expanded presence across Asia and in Latin America.

Operating income for ISG totaled $62.6 million and $53.4 million during the three-month periods and $149.2 million and $131.1 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Operating margins were approximately 19.5% and 18.1% during three-month periods and 16.3% and 15.3% during the nine-month periods ended September 30, 2013 and 2012, respectively. The increases in operating income in 2013 as compared to 2012 primarily resulted from the revenue growth noted above. The increases in operating margin for the three-month and nine-month periods ended September 30, 2013 as compared to the comparable 2012 periods resulted from increased scale and improving operating efficiencies across a number of geographies, but primarily in Brazil.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $180.3 million and $162.2 million during the three-month periods and $604.7 million and $518.0 million during the nine-month periods ended September 30, 2013 and 2012, respectively. The 2013 three-month period includes higher incentive compensation and health-care costs as compared with 2012. The 2013 nine-month period includes a $50.2 million charge to increase the liability established at the acquisition of Capco for contingent payments based on expected operating performance in 2013 through 2015. The 2013 nine-month period also includes higher sales costs, infrastructure costs and costs associated with information security initiatives as compared with 2012. The 2012 nine-month period includes compensation charges of $18.5 million for payments and accelerated vesting of certain stock option and restricted stock grants triggered by exits or changes in responsibilities of certain executives.

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
As of September 30, 2013, we had cash and cash equivalents of $811.6 million and debt of $4,821.2 million, including the current portion. Of the $811.6 million cash and cash equivalents, approximately $516.7 million is held by our foreign entities. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt.
The increase in settlement deposits and settlement payables as of September 30, 2013 primarily reflects outstanding checks for which there was no right of offset or for which we did not intend to exercise our right of offset.
As discussed more fully in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited), we amended and restated our syndicated credit agreement and issued additional unsecured senior notes in April 2013. The credit agreement transaction resulted in the increase of FIS' revolving loan capacity by $850.0 million to $2,000.0 million.
We expect to continue to pay quarterly dividends. On February 12, 2013, the Board of Directors approved an increase to $0.22 per share per quarter beginning with the first quarter of 2013. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. A regular quarterly dividend of $0.22 per common share is payable on December 30, 2013, to shareholders of record as of the close of business on December 16, 2013.
Cash Flows from Operations
Cash flows from operations were $675.9 million and $718.0 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Cash flows from operations decreased $42.1 million in 2013 primarily due to $97.4 million higher income tax payments and a $51.6 million bond premium payment resulting from the early pay down of our 2017 senior notes in the first half of 2013 as well as other changes in working capital. Conversely, the 2012 period included a final payment of $42.4 million made in February 2012 for an interest rate swap and a $28.0 million payment to our Brazilian venture partner.
Capital Expenditures
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $238.6 million and $226.3 million in capital expenditures (excluding capital leases) during the nine-month periods ended September 30, 2013 and 2012, respectively. We expect to invest approximately 5-6% of 2013 revenue in capital expenditures.
Financing

For information regarding the Company's long-term debt and financing activity, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations in the third quarter of 2013 in comparison to the table included in our Annual Report on Form 10-K as filed on February 26, 2013; however, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of changes in our long-term debt during the second quarter.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

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
The senior notes described in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the notes was $2,450.0 million as of September 30, 2013. The fair value of the senior notes was approximately $2,411.3 million as of September 30, 2013. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 to the Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $10.8 million (based on principal amounts outstanding as of September 30, 2013). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2013, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2013, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of September 30, 2012, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $9.2 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of September 30, 2013, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
September 1, 2011	September 1, 2014	$150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	1 Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$1,700.0
________________________

(1)	0.18% in effect as of September 30, 2013.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in note 7 to the Condensed Consolidated Financial Statements (Unaudited).
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $321.7 million and $916.8 million in revenues during the three and nine months ended September 30, 2013, respectively of which approximately $270.2 million and $777.6 million, respectively was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2013	2012	2013	2012
Real	$9.9	$10.1	$30.9	$30.3
Euro	7.4	6.7	20.2	20.1
Pound Sterling	5.9	4.9	15.3	13.4
Indian Rupee	1.3	1.1	3.8	3.0
Total increase (decrease)	$24.5	$22.8	$70.2	$66.8
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant. Our international operations' revenues and expenses are generally denominated in local currency, which limits the economic exposure to foreign exchange risk in those jurisdictions.
Revenue included $14.6 million and $37.1 million and operating income included $4.4 million and $7.4 million of unfavorable foreign currency impact during the three and nine months ended September 30, 2013 respectively, resulting from a stronger U.S. Dollar in 2013 as compared to 2012.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of September 30, 2013, there were no such derivative instruments in place.

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

   CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., wholly-owned subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office.  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  The Court denied Plaintiffs' Motion for Summary Judgment, however, the Court has not yet ruled on the Defendants' summary judgment motions or the motion to stay.  Discovery is ongoing. If the case is not stayed,  the trial date will be re-scheduled. An estimate of a possible loss or range of possible loss, if any, for this litigation cannot be made at this time.
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

Item 1A. Risk Factors

Security breaches or attacks, or our failure to comply with laws, regulations or industry security requirements, could harm our business by disrupting our delivery of services and damaging our reputation and could result in a breach of one or more client contracts.

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

Our Risk Management and Information Security programs are the subject of ongoing review by the federal regulatory agencies with responsibility for oversight of our business. In mid-May 2013, the federal agencies that provide regulatory oversight for FIS issued a confidential report related to their examination of our information security, risk management and internal audit functions between October 2011 and October 2012. We responded to the report and described the actions that we have taken, as well as ongoing efforts underway to address specific findings. The regulatory agencies distributed the report, and a cover letter, to a subset of our regulated clients beginning in late May 2013. This prompted inquiries from clients, which, to the extent permitted by federal regulation, FIS has addressed on an individual basis. We are unable to predict with certainty what, if any, further communications our regulators will have with our regulated financial institution clients. We are also unable to predict the effect that any such communications may have on our business. It remains possible that future actions by our regulators or clients related to this matter could have a material adverse impact on our business.

As a provider of services to financial institutions and a provider of card processing services, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the customers themselves. If we fail to comply with these regulations and industry security requirements, we could be exposed to suits for breach of contract, governmental proceedings, the imposition of fines, or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level, or by a specific industry body, they could have an adverse impact on us through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause our existing customers to lose confidence in our systems and terminate their agreements with us, inhibit our ability to attract new customers, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended September 30, 2013:

Approximate dollar
value of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
August 2013	2.7	$46.69	$124.9	$299.4

(1)
On February 7, 2012, our Board of Directors approved a plan authorizing additional repurchases of up to $1.0 billion of our outstanding common stock in the open market, at prevailing market prices or in privately negotiated transactions, through December 31, 2015. The previous authorization was replaced by the February 7, 2012 plan. During the 2013 third quarter, we repurchased 2.7 million shares of our common stock for $124.9 million at an average price of $46.69 per share. Approximately $299.4 million of plan capacity remained available for repurchases as of September 30, 2013.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 1, 2013	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 1, 2013	By:	/s/ PETER J.S. SMITH
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