Form 10-K
period 2013-12-31
Fidelity National Information Services, Inc.
filed 2014-02-28
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $12,404,610,234 based on the closing sale price of $42.84 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 290,668,784 as of January 31, 2014.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2013, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2013 FORM 10-K ANNUAL REPORT

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	20
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosure About Market Risks	37
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
Item 9A.	Controls and Procedures	80
Item 9B.	Other Information	80

PART III
Item 10.	Directors and Executive Officers of the Registrant	80
Item 11.	Executive Compensation	80
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
Item 13.	Certain Relationships and Related Transactions	80
Item 14.	Principal Accounting Fees and Services	80

PART IV
Item 15.	Exhibits and Financial Statement Schedules	80
Signatures		85
EX-3.2
EX-3.3
EX-10.79
EX-10.80
EX-10.81
EX-10.82
EX-10.83
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

PART I

Item 1.    Business

Overview

FIS is a leading global provider of banking and payments technologies, complemented by strategic consulting services, professional services and outsourcing services. With a long history deeply rooted in the financial services industry and banking and payment technology solutions, FIS delivers services to more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs more than 38,000 employees worldwide and holds leadership positions in payment processing solutions and integrated banking solutions, providing outsourced solutions, software and services for technologies and processes that drive a financial institution’s operations. Through our Capco brand, we deliver globally a wide range of information technology consulting and transformational services to financial institutions. FIS has topped the annual FinTech 100 list, a ranking of financial services industry technology providers, for the last three years and is a member of the Fortune 500 U.S. and of Standard and Poor’s (S&P) 500 Index.

FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc. and our stock is traded on the New York Stock Exchange under the trading symbol "FIS".

We have grown organically as well as through acquisitions, which have contributed critical applications and services that complement or enhance our existing offerings, diversifying our revenues by customer, geography and service offering. These acquired offerings include integrated consulting services, integrated core banking and payment solutions, mobile banking solutions, item processing services, card issuer services, risk management solutions, electronic loan amendment applications and services, electronic funds transfer ("EFT") services, and prepaid/gift card processing for community banks, credit unions, and other financial institutions. Many of these solutions are also sold to domestic companies, global organizations and companies domiciled outside of North America. These strategic acquisitions enabled us to broaden our available solution sets, scale our operations, develop our global consulting expertise, expand our customer base and strengthen our competitive position.

Financial Information About Operating Segments and Geographic Areas

We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”); 2) Payment Solutions Group (“PSG”); 3) International Solutions Group (“ISG”); and 4) Corporate and Other.

Competitive Strengths

We believe that our competitive strengths include the following:

•
Brand — FIS has built a global brand known for innovation and thought leadership in the financial services sector. Capco likewise has a strong brand in integrated consulting and technology services in this sector.

•
Global Reach, Distribution and Scale — Our worldwide presence, array of solution offerings, customer breadth, established infrastructure and employee depth enable us to leverage our client relationships and global scale to drive revenue growth and operating efficiency.   We are a leader in the markets we serve, supported by a large, knowledgeable talent pool of employees around the world.

•
Extensive Domain Expertise and Portfolio Depth — FIS has a significant number and wide range of high-quality software applications and service offerings that have been developed over many years with substantial input from our customers. We use our industry and technology experience to tailor these applications and service offerings to provide our customers comprehensive business solutions. These solutions include a wide range of flexible service arrangements for the deployment and support of our software, from managed processing arrangements to traditional license and maintenance fee approaches, either at the customer’s site or at an FIS location. This broad solution set allows us to bundle tailored or integrated services to compete effectively. In addition, FIS is able to use the modular nature of our software applications and our ability to integrate many of our services with the services of others to provide customized solutions that respond to individualized customer needs. We understand the needs of our customers and have developed innovative solutions that can give them a competitive advantage and reduce their operating costs.

•
Excellent Relationship with Customers — A significant percentage of FIS’ business with our customers relates to core processing applications and services provided under multi-year, recurring contracts, and the nature of this relationship allows us to develop close partnerships with these customers. As the breadth of FIS’ service offerings has expanded, we have found that our access to key customer personnel is increasing, presenting greater opportunities for cross-selling and providing integrated, total solutions to our customers.

Strategy

Our mission is to deliver superior solutions and services to our customers, which will result in sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal has been and continues to be built on the following pillars:

•
Expand Client Relationships — The overall market we serve continues to gravitate beyond single-product purchases to multi-solution partnerships. As the market dynamics shift, we expect our clients to rely more on our multidimensional service offerings. Our leveraged solutions and processing expertise can produce meaningful value and cost savings for our clients through more efficient operating processes, improved service quality and convenience for our clients' customers.

•
Buy, Build or Partner to Add Solutions to Cross-Sell  — We continue to invest in growth through internal product development, as well as through product-focused or market-centric acquisitions and equity investments that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross-sell. We also partner from time to time with other entities to provide comprehensive offerings to our customers. By investing in solution innovation and integration, we continue to expand our value proposition to clients.

•
Support Our Clients Through Transformation — Changing market dynamics, particularly in the areas of information security, regulation and innovation, are transforming the way our clients operate, which is driving incremental demand for our leveraged solutions, consulting expertise, and services around intellectual property. As customers evaluate technology and business process changes, our depth of services capabilities enables us to become involved earlier in their planning and design process and assist them as they manage through these changes.

•
Continually Improve to Drive Margin Expansion  — We strive to optimize our performance through investments in infrastructure enhancements, our workforce and other measures that are designed to create organic revenue and margin expansion.

•	Build Global Diversification — We continue to deploy resources in emerging global markets where we expect to achieve meaningful scale.
Revenues by Segment

The table below summarizes our revenues by reporting segment (in millions):

	2013	2012	2011
FSG	$2,344.4	$2,246.4	$2,076.8
PSG	2,454.9	2,380.6	2,372.1
ISG	1,273.9	1,180.5	1,177.6
Corporate & Other	(2.5)	0.1	(0.9)
Total Consolidated Revenues	$6,070.7	$5,807.6	$5,625.6

Financial Solutions Group

The focus of FSG is to provide comprehensive services and software to satisfy the technology, processing and outsourcing needs of our financial institution customers in North America. We service the core and related ancillary processing needs of North American banks, credit unions, automotive financial companies, commercial lenders, and independent community and savings institutions. FIS offers a broad selection of in-house and outsourced solutions to banking customers that span the range of asset sizes. FSG customers are typically committed under multi-year contracts that provide a stable, recurring revenue base and opportunities for cross-selling additional financial and payments offerings.

We employ several business models to provide our solutions to our customers. We typically deliver the highest value to our customers when we combine our software applications and deliver them in one of several types of outsourcing arrangements, such as an application service provider, through facilities management processing or by an application management arrangement. We are also able to deliver individual applications through a software licensing arrangement. Based upon our expertise gained through the foregoing arrangements, some clients also retain us to manage their IT operations with or without using any of our proprietary software. We also provide strategic consulting services that help financial institutions define and manage their technology strategies and projects.

Our solutions in this segment include:

•
Core Processing and Ancillary Applications.  Our core processing software applications are designed to run banking processes for our financial institution clients, including deposit and lending systems, customer management, and other central management systems, serving as the system of record for processed activity. Our diverse selection of market-focused core systems enables FIS to compete effectively in a wide range of markets. We also offer a number of services that are ancillary to the primary applications listed above, including branch automation, back office support systems and compliance support. In addition, our wealth management services address the specific needs of the affluent markets as well as commercial clients. We also offer an application suite that assists automotive finance institutions in evaluating loan applications and credit risk and managing their loan and lease portfolios.

•
Internet, Mobile and eBanking Channel Solutions.  Our comprehensive suite of retail delivery applications enables financial institutions to integrate and streamline customer-facing operations and back-office processes, thereby improving customer interaction across all channels (e.g., branch offices, Internet, ATM, Mobile, call centers). FIS' focus on consumer access has driven significant market innovation in this area, with multi-channel and multi-host solutions and a strategy that provides tight integration of services and a seamless customer experience. FIS is a leader in mobile banking solutions and our Consumer Electronic Banking, Mobile Banking and Corporate Electronic Banking provide an extensive set of cash management capabilities, enabling customers to manage banking and payments through the Internet, mobile devices, accounting software and telephone. Corporate Electronic Banking solutions provide commercial treasury capabilities including cash management services and multi-bank collection and disbursement services that address the specialized needs of corporate customers. FIS systems provide full accounting and reconciliation for such transactions, serving here also as the system of record.

•
Fraud, Risk Management and Compliance Solutions.  Our decision solutions offer a spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing mature customer accounts and fraud. Our applications include know-your-customer, new account decisioning and opening, account and transaction management, fraud management and collections. Our risk management services use our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account or accepting a check at either the point-of-sale, a physical branch location, or through the Internet. Our systems use a combination of advanced authentication procedures, predictive analytics, artificial intelligence modeling and proprietary and shared databases to assess and detect fraud risk for deposit transactions for financial institutions. We also provide outsourced risk management and compliance solutions that are configurable to a customer's regulatory and risk management requirements.

•
Syndicated Lending.  Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination, amendment, trade and servicing.

•
Global Commercial Services.  As our customers address their financial, regulatory, growth and security challenges, there is an increased trend toward outsourcing. Our global commercial services include solutions, both onshore and offshore, designed to meet the technology challenges facing clients, large or small, including financial institutions and non-financial institutions. These solutions range in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures. We also provide outsourcing teams to manage costs, improve operational efficiency and transform our customers' back office and customer service processes. Expansion of these outsourcing services represents one of FIS’ growth opportunities.

•
Strategic Consulting Services. Capco's North American operations are included in FSG. Capco provides integrated consulting, technology and complex, large-scale IT transformation services to financial institutions. Capco consultants work with financial institutions to design and implement improvements in their information technology architecture. Global financial institutions in particular can benefit from the combination of Capco's expertise and FIS' broad solution set as they transform in the aftermath of the financial crisis to restore customer confidence, reduce their cost structure and provide innovative solutions to their customers.

Payment Solutions Group

PSG provides a comprehensive set of services and software for the EFT, card processing, item processing, bill payment, and government payments processing needs of our customers in North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks and credit unions, commercial lenders, independent community and savings institutions and government institutions. PSG customers typically commit to multi-year contracts that provide recurring revenues based on underlying payment transaction volumes. The common goal of our offerings continues to be convenience and security for the consumer, coupled with value to the financial institution and merchant. In response to the expanding uses of mobile channels, we have delivered mobile payment solutions to our customers and continue to focus on this emerging market for our customers.

Our solutions in this segment include:

•
Electronic Funds Transfer and Network Services.  Our electronic funds transfer and debit card processing businesses offer settlement and card management solutions for financial institution card issuers. We provide traditional ATM- and PIN-based debit network access through NYCE, and emerging real-time payment alternatives are available through our PayNet® network. NYCE connects millions of cards and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money. Also through NYCE and PayNet, clients such as financial institutions, retailers and independent ATM operators can capitalize on the efficiency, consumer convenience and security of electronic real-time payments, real-time account-to-account transfers, and strategic alliances such as surcharge-free ATM network arrangements. We are also a leading provider of prepaid card services, which include gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs.

•
Card Solutions.  More than 4,400 financial institutions use a combination of our technology and/or services to issue VISA®, MasterCard® or American Express® branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. We offer Europay, MasterCard and VISA ("EMV") integrated circuit cards, often referred to as smart cards or chip cards, as well as a variety of stored-value card types and loyalty/reward programs. Our integrated services range from card production and activation to an extensive range of fraud management services to value-added loyalty programs designed to increase card usage and fee-based revenues. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing customers.

•
Item Processing and Output Services.  Our item processing services furnish financial institutions with the equipment needed to capture data from checks, transaction tickets and other items; image and sort items; process exceptions through keying; and perform balancing, archiving and the production of statements. Our item processing services are used by more than 1,500 financial institutions and are performed at one of our eight item processing centers located throughout the U.S. or on-site at customer locations. Our extensive solutions include distributed (i.e., non-centralized) data capture, check and remittance processing, fraud detection, and document and report management. Customers encompass banks and corporations of all sizes, from de novo banks to the largest financial institutions and corporations. We offer a number of output services that are ancillary to the primary solutions we provide, including print and mail capabilities, document composition software and solutions, and card personalization fulfillment services. Our print and mail services offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs. We provide our card personalization fulfillment services for branded credit cards and branded and non-branded debit and prepaid cards.

•
Government Payments Solutions.  We provide comprehensive, customized electronic service applications for government agencies, including Internal Revenue Service (IRS) payment services, government food stamp programs and nutrition programs for Women, Infants and Children ("WIC"). We also facilitate the collection of state income taxes, real estate taxes, utility bills, vehicle registration fees, driver’s license renewal fees, parking tickets, traffic citations, tuition payments, court fees and fines, hunting and fishing license fees, as well as various business licenses.

•
ePayment Solutions.  We provide reliable and scalable bill publishing and bill consolidation technology for our customers, generating and facilitating the payment of millions of monthly bills, servicing both billers and financial institution customers. Online bill payment functionality includes credit and debit card-based expedited payments, as well as our emerging person-to-person payment service. Our end-to-end presentment and payment solution provides an all-in-one solution to meet billers’ needs for the distribution and collection of bills and other customer documents. FIS also provides Automated Clearing House ("ACH") processing.

•
Retail Solutions. Our check authorization business provides check risk management and related services to businesses accepting or cashing checks. Our services assess the likelihood (and often provide a guarantee) that a check will clear. Our check authorization system uses artificial intelligence modeling and other state-of-the-art technology to deliver accuracy, convenience and simplicity to retailers. Our closed loop gift card solutions and loyalty programs provide merchants compelling solutions to drive consumer loyalty. In addition, our merchant card processing service provides a merchant or financial institution a comprehensive solution to manage its merchant card activities, including point-of-sale equipment, transaction authorization, draft capture, settlement, charge-back processing and reporting.

International Solutions Group

ISG provides local services to our customers in more than 100 countries around the world. The services delivered by FIS in these locations include many of the same financial and payments solutions we offer in North America. We provide core banking applications, channel solutions, card and merchant services, custodial services, item processing and check risk management solutions to financial institutions, card issuers and retailers.

Banking and Payments Services. Our international operations leverage existing applications and provide services for the specific business needs of our customers in targeted international markets. Services are delivered from 27 operations centers around the world. Our payment solutions services include fully outsourced card-issuer services and customer support, payment processing and switching services, prepaid and debit card processing, item processing, software licensing and maintenance, outsourced ATM management and retail point-of-sale check warranty services. Our financial solutions services include fully outsourced core bank processing arrangements, application management, software licensing and maintenance and facilities management.

Strategic Consulting Services. Capco's operations outside of North America are included in ISG, providing the same integrated consulting described above under FSG.

ISG represented approximately 21% of total 2013 revenues, with potential for both growth in existing customer accounts and new account penetration. Management believes the greatest potential for growth is in the Western European, Latin American and Asian markets. Our Brazilian joint venture partner, Banco Bradesco, is our largest ISG customer and was responsible for 23% of ISG revenue--See Related Party Note 5 to the Consolidated Financial Statements.

Corporate and Other Segment

The Corporate and Other segment consists of the corporate overhead costs that are not allocated to operating segments. These include costs related to human resources, legal, risk management, information security, internal audit, finance and accounting and domestic sales and marketing, amortization of acquisition-related intangibles and other costs that are not considered when management evaluates operating segment performance.

Sales and Marketing

We see a trend in the buying behavior of financial services sector clients away from single products and toward integrated solutions that best suit a particular market of clients. We have experienced sales personnel with expertise in particular services and markets as well as in the needs of particular types of customers. We believe that focusing our expertise in specific markets (e.g., global financial institutions, North American financial institutions) and tailoring integrated solution sets of particular value to participants in those markets will enable us to leverage opportunities to cross-sell and up-sell. As a result, we are realigning our sales teams to better match our solution expertise with the market opportunity and customer demand. We are also planning to hire additional personnel with a specific focus on global financial institutions. We target the majority of our potential customers via direct and/or indirect field sales, as well as inbound and outbound lead generation and telesales efforts.

Our global marketing strategy is to develop and lead the execution of the FSG, PSG, and ISG strategic marketing plans in support of their revenue and profitability goals and the FIS brand. Key components include thought leadership, consistent message development, internal and external communications, client conference content management, Web content creation and management, trade shows, demand generation campaign involvement and collateral development and management.

Patents, Copyrights, Trademarks and Other Intellectual Property

The Company owns intellectual property, including trademarks, trade names, copyrights and patents, that is important to its future success. We rely on a combination of contractual restrictions, internal security practices, patents, copyrights and applicable law to establish and protect our software, technology and expertise worldwide. We rely on trademark law to protect our rights in those brands. We intend to continue taking appropriate measures to protect our intellectual property rights, including by legal action when necessary and appropriate. In general, we own the proprietary rights necessary for the conduct of our business, although we do license certain items from third parties under arms-length agreements for varying terms.

Competition

Our primary competitors include internal technology departments within financial institutions and retailers, data processing or software development departments of large companies or large computer manufacturers, companies that deliver software and integrated services to the financial services industry, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services, strategic consulting and technology consulting firms, and business process outsourcing companies. Some of these competitors possess greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, the ability of the provider to maintain, enhance and support the applications or services and price. We believe that we compete favorably in each of these categories. In addition, we believe that our financial services industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings. Specific competitors for both financial and payment solutions include Fiserv, Inc. and Jack Henry and Associates, Inc. In the core processing market, we also compete with International Business Machines Corporation (IBM), Accenture Ltd., Alliance Data Systems Corporation, DST Systems, Harland Financial Solutions, Inc., SEI Investments Company, ACI Worldwide, SunGard Data Systems, Inc. and in certain non-U.S. markets, Alnova Technologies Corporation, Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited), Misys plc, Infosys Technologies Limited and Temenos Group AG. Our competitors in the card services market include MasterCard Incorporated, Visa Inc., and third-party credit and debit card processors, such as First Data Corporation, Vantiv, Total System Services, Inc., HP Enterprise Services and Payment Systems for Credit Unions (PSCU). Competitors in the check risk management services market include First Data Corporation’s TeleCheck Services division, Heartland Payment Systems, Inc., Total Systems Services, Inc. and Global Payments, Inc.

Research and Development

Our research and development activities have related primarily to the design and development of processing systems and related software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our customers and to enhance the capabilities surrounding our outsourcing infrastructure. In addition, we intend to offer services that are compatible with new and emerging delivery channels.

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity-type functions within a technology platform environment. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In each of the years ended December 31, 2013, 2012 and 2011, approximately 2% to 3% of revenues were invested in research and development efforts.

Government Regulation

Our services are subject to a broad range of complex federal, state, and foreign regulation, including federal truth-in-lending and truth-in-savings rules, Regulation AA (Unfair or Deceptive Acts or Practices), privacy laws, usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The compliance of our services and applications with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. Our clients are contractually responsible for determining what is required of them under applicable laws and regulations so that we can assist them in their compliance efforts. The failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide them, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation impacting our business are:

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

•
Consumer Reporting and Protection.  Our retail check authorization services (Certegy Check Services) and account opening services (ChexSystems) maintain databases of consumer information and, as a consequence, are subject to the Federal Fair Credit Reporting Act and similar state laws. Among other things, the Federal Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their files, to dispute their accuracy, and to require verification or removal of disputed information. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we strive to, and have made considerable investment to, maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling disputes. We also are focused on ensuring our operating environments safeguard and protect consumer's personal information in compliance with these laws.

The Dodd-Frank Act was enacted and signed into law on July 21, 2010. Among other provisions, this legislation created the Consumer Financial Protection Bureau (the "Bureau"), whose sole focus is to develop, implement and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection rules promulgated by the Bureau, including enhanced oversight of non-financial institutions providing financial services. For financial institutions with less than $10 billion in assets, enforcement of the rules will be carried out by such institution's primary federal regulator. Certain of our businesses that affect end consumers are subject to examination from time to time.

The Dodd-Frank Act and related Durbin Amendment also revised the Electronic Fund Transfer Act (''EFTA'') by adding a new section 920 regarding limitations on certain interchange transaction fees and modification of certain payment card network rules. This provision requires that the Federal Reserve Board enact regulations governing interchange fees and network fees arising from electronic debit card and reloadable general-use gift card transactions. Specifically, the amount of interchange fees that apply to such transactions on cards issued by financial institutions with more than $10 billion in assets must be “reasonable and proportional” to the costs incurred by a financial institution in connection with such transactions. Pursuant to this provision, the Federal Reserve Board's final regulations (announced on June 29, 2011 and effective on October 1, 2011) established a maximum permissible interchange fee that a covered issuer may receive for an electronic debit transaction, in the amount of $0.21 per transaction and five basis points multiplied by the value of the transaction, plus a possible $0.01 fraud prevention adjustment. Issuers that, together with their affiliates, have assets of less than $10 billion are exempt from these debit card interchange fee restrictions.

The maximum interchange fee established by the Federal Reserve Board for covered transactions is a significant reduction from the pre-October 1, 2011 per transaction average rate. For FIS, interchange fees are primarily pass-through fees to non-regulated issuers and this change did not have a direct impact on our earnings. However, it is uncertain what the indirect financial impact will be on FIS, as certain of our clients are faced or may be faced with significant fee income reductions from the interchange rate changes. Moreover, since not all regulations implementing the Dodd-Frank Act have been finalized, we are uncertain as to what extent any future legislation may affect our business in the future. This legislated interchange fee cap and reduction of fee income for financial institutions also has the potential to alter the type and/or volume of card-based transactions that we process on behalf of our customers, but has had an insignificant impact thus far. As we continue to monitor the market participants' actions, we believe we are competitively positioned to offset or take advantage of any potential shifts in payment transaction volume as we offer multiple payment solutions and options to our clients.

The Dodd-Frank Act and Durbin Amendment also prohibit payment card issuers and payment networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks. The effective date for this network exclusivity prohibition was April 1, 2012 with respect to issuers and October 1, 2011 with respect to networks. Issuers and networks are also prohibited from inhibiting a merchant's ability to direct the routing of the electronic debit transaction over any network that the issuer has enabled to process them. The merchant routing provisions became effective on October 1, 2011. These provisions of the Durbin Amendment favorably impacted transaction volumes in our NYCE PIN debit network in 2013 and 2012; however, market participants' actions may positively or negatively impact transaction volumes in the future. For issuers of general-use reloadable prepaid cards the network exclusivity prohibition provisions had an effective date of April 1, 2013 or later in certain circumstances. The impact of these regulations on our general use prepaid business has been insignificant to date.

The Durbin Amendment regulations and interchange fee provisions released by the Federal Reserve have been challenged in court and we are monitoring how any final judicial decision will impact our customers and our business.

•
Debt Collection.  Our collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws.

•
Oversight by Banking Regulators. As a provider of electronic data processing and back-office services to financial institutions, FIS is subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council ("FFIEC"), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities as part of the Multi-Region Data Processing Servicer Program ("MDPS"). The MDPS program includes technology providers that provide mission critical applications for a large number of financial institutions that are regulated by multiple regulatory agencies. Periodic information technology examination assessments are performed using FFIEC Interagency guidelines to identify potential risks that could adversely affect serviced financial institutions, determine compliance with applicable laws and regulations that affect the services provided to financial institutions and to ensure the services we provide to financial institutions do not create systemic risk to the banking system or impact the safe and sound operation of the financial institutions we process. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators. We are also subject to review under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and the use of consumer information. In addition, our Platform Securities, LLC subsidiary in the U.K. is subject to regulation by the Financial Control Authority as a custodian involved in the safeguarding and administration of assets of its professional and retail customers.

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
Employees

As of December 31, 2013, we had more than 38,000 employees, including approximately 23,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 11,000 of our employees primarily in Brazil and Germany are represented by labor unions. We consider our relations with employees to be good.

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

Item 1A.	Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant adverse effect on our results of operations and financial condition.

Risks Related to Our Business and Operations

Entity mergers or consolidations and business failures in the banking and financial services industry could adversely affect our business by eliminating some of our existing and potential customers and making us more dependent on a more limited number of customers.

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

If we fail to innovate or adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers and have difficulty attracting new customers for our services.

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

We operate in a competitive business environment and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

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
Failure to obtain new clients or renew client contracts on favorable terms could adversely affect results of operations and financial condition.

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
We may experience defects, development delays, installation difficulties, system failure, or other service disruptions with respect to our technology solutions, or execution problems with our transformation services, which would harm our business and reputation and expose us to potential liability.

Many of our services, including our transformation services, are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers or our customers may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in: (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of customers; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through controls, including system redundancies, security controls, application development and testing controls and disclaimers and limitation-of-liability provisions in our license and customer agreements, we cannot be certain that these measures will always be successful in preventing disruption or limiting our liability.

The Dodd-Frank Act may result in business changes for our customers that could have an adverse effect on our financial condition, revenues, results of operations, or prospects for future growth and overall business.
Our customers, and as a result our associated software and services, are required to comply with numerous regulations. The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the regulations governing the financial services industry within the United States, established the Consumer Financial Protection Bureau and will require this and other federal agencies to implement many new regulations, which have the potential to increase the amount and types of regulation on areas of our business that were not previously regulated. The Durbin Amendment established interchange fee ceilings and allowed merchants to direct routing of transactions, both effective October 1, 2011, and established provisions that require all issuers to use at least two unaffiliated networks for processing, effective April 1, 2012. These changes may alter the nature or type of card programs offered by our customers, which could have an ongoing impact on our future growth or revenue for debit cards, debit network or other card programs. Further, these changes could impact the volume or dollar amount of transactions that are routed through our network, which could alter the number of transactions that we process and impact our future processing fee revenue. The regulations and interchange fee provisions released by the Federal Reserve have been challenged in court and we are monitoring how any final judicial decision will impact our customers and our business.
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

We electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records. Such information is necessary to support our customers' transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of our information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information we secure could be compromised. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records, or could otherwise cause interruptions in our operations. These risks are greater with increased information transmission over the Internet and the increasing level of sophistication posed by cyber criminals.

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

High profile payment card industry security breaches could impact consumer payment behavior patterns in the future and reduce our card payment transaction volumes.

We are unable to predict whether or when high profile card payment security breaches will occur and if they occur, whether consumers will transact less on their payment cards. If consumers transact less on cards issued by our customers and we are not able to adapt to offer our customers new preferred consumer payment technologies, it could have a significant adverse impact on our revenue and related earnings.

Misappropriation of our intellectual property and proprietary rights or a finding that our patents are invalid could impair our competitive position.

Our ability to compete depends upon proprietary systems and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary or challenge the validity of our patents with governmental authorities. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our applications and services are made available online. Misappropriation of our intellectual property or potential litigation concerning such matters could have an adverse effect on our results of operations or financial condition.

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

Failure to properly manage or mitigate risks in the operation of our wealth management business in the U.K could have adverse liability consequences.

We have a wealth management business in the U.K. engaged in processing securities transactions on behalf of customers and serving as a custodian. Failure to properly manage or mitigate risks in those operations and increased volatility in the financial markets may increase the magnitude of resulting losses, including those that may arise from human errors or omissions, defects or interruptions in computer or communications systems or  breakdowns in processes or in internal controls.  Human errors or omissions may include failures to comply with applicable laws or corporate policies and procedures, theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties.

We have business in emerging markets such as Brazil and India. These emerging markets may experience significant economic volatility in the future, which could add volatility to our revenue and earnings.

In our ISG segment, we have operations in emerging markets, primarily in Brazil, India and southeast Asia. These emerging market economies tend to be more volatile than the more established markets we serve in North America and Europe, which could add volatility to our future revenues and earnings.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

Our international operations represent approximately 21% of total 2013 revenues, which are largely conducted in currencies other than the U.S. Dollar, including the Brazilian Real, British Pound, Euro and Indian Rupee. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), differences in business practices and changes in the value of the U.S. Dollar versus local currencies. In addition, we are less well-known internationally than in the United States, have less experience with local business conditions and may face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance.

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

We are involved in various litigation matters, including in some cases class-action and patent infringement litigation. If we are unsuccessful in our defense in the litigation matters, we may be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our business and results of operations.
Unfavorable resolution of tax contingencies or unfavorable future tax law changes could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by Federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, and could negatively impact our effective tax rate, financial position, results of operations and cash flows in the current and/or future periods. Unfavorable future tax law changes could also result in these negative impacts.

Risks Related to Business Combinations and Ventures

We have a substantial investment in our Brazilian Venture and drive significant revenue through that venture that would be lost and result in significant termination costs if our venture partner were to terminate the agreement.

Revenue attributable to our Brazilian Venture partner, Banco Bradesco, accounted for $296.2 million in 2013. The contract that we have with our Brazilian Venture partner allows for the termination or partial termination of the contract at any point during the 10-year term, which ends September 30, 2020. This risk of contract termination is mitigated by guaranteed performance targets and minimum payments that would be triggered upon the event of an early termination. These payments have been established based on FIS' expected rate of return for the contract over a 10-year period. The required payments and buyouts decline each year and are further reduced by returns in excess of the expected returns for the contract and reduce the overall barrier to exiting the venture. If our partner were to exit the agreement, this could have a significant impact on our future revenue and growth. For further detail on our Brazilian Venture see Note 5 to the Consolidated Financial Statements.

Additionally, we employ approximately 11,000 employees in Brazil who would have the ability to file labor claims if their employment is terminated. If our Brazilian Venture partner were to terminate the agreement, we may be subject to labor claims filed by employees of the Brazilian Venture. These claims, if realized, could result in a significant cost and impact to our earnings.

We have substantial investments in recorded goodwill and other intangible assets as a result of prior acquisitions, and a severe or extended economic downturn could cause these investments to become impaired, requiring write-downs that would reduce our operating income.

As of December 31, 2013, goodwill aggregated to $8,500.0 million, or 60.9% of total assets, and other indefinite lived intangible assets aggregated to $80.8 million, or 0.6% of total assets. Current accounting rules require goodwill and other indefinite lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our 2013 annual assessment of the recoverability of goodwill indicated that the fair values of the Company’s reporting units were in excess of the carrying values of those reporting units, and thus no goodwill impairment existed as of December 31, 2013. Likewise, the fair value of indefinite lived intangible assets was also in excess of the carrying value of those assets as of December 31, 2013. However, if worldwide or United States economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, the carrying amount of our goodwill and other indefinite lived intangible assets may no longer be recoverable and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition.

As of December 31, 2013, intangible assets with definite useful lives aggregated to $1,258.5 million, or 9.0% of total assets. Current accounting rules require intangible assets with definite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

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

Our existing debt levels and future levels under existing facilities and debt service requirements may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2013, we had total debt of approximately $4,468.6 million. This level of debt could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to fulfill or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

The covenants relating to our notes and the FIS Credit Agreement are limited and do not prohibit us from incurring additional debt or taking other actions that could exacerbate the risks described in the preceding risk factor or otherwise negatively impact holders of our notes.

We may be able to incur substantially more debt in the future. Although the indenture governing our Notes and the agreements governing the FIS Credit Agreement (as both are defined in Note 13 to the Consolidated Financial Statements) and other indebtedness each contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2013, we had approximately $1,970.2 million of borrowing capacity available under our existing FIS Credit Agreement. To the extent new debt is added to our current levels, the risks described above could substantially increase.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements regarding our expectations, hopes, intentions, or strategies regarding the future are forward-looking statements. These statements relate to, among other things, future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include without limitation:

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

•	the reaction of our current and potential customers to communications from us or our regulators regarding information security, risk management, internal audit or other matters;

•	competitive pressures on pricing related to our solutions including the ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our major operations centers;

•	and other risks detailed elsewhere in this Risk Factors section and in our other filings with the Securities and Exchange Commission.
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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

   CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the

“Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office.  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  The Court denied Plaintiffs' Motion for Summary Judgment. On December 23, 2013, the US Patent Office instituted Defendants’ CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. Additionally, on January 17, 2014, the Court granted Defendants’ Motion to Stay the litigation pending the outcome of the CBM review proceedings. An estimate of a possible loss or range of possible loss, if any, for this litigation cannot be made at this time.
DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (“DTC”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office.  On December 18, 2013, the Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

Indemnifications and Warranties

The Company generally indemnifies its customers, subject to certain limitations and exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated solely with its customers' use of the Company's software applications or services. Historically, the Company has not made any material payments under such indemnifications, but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications. Historically, no material costs have been incurred related to software warranties and no accruals for warranty costs have been made.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS”. The table set forth below provides the high and low closing sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2013 and 2012.

	High	Low	Dividend
2013
First Quarter	$39.62	$35.57	$0.22
Second Quarter	$45.80	$39.05	$0.22
Third Quarter	$47.41	$42.80	$0.22
Fourth Quarter	$53.68	$44.90	$0.22
2012
First Quarter	$33.35	$26.43	$0.20
Second Quarter	$34.08	$31.24	$0.20
Third Quarter	$34.80	$30.71	$0.20
Fourth Quarter	$36.97	$30.89	$0.20

As of January 31, 2014, there were approximately 13,160 shareholders of record of our common stock.
We currently expect to continue to pay quarterly dividends. On January 29, 2014, the Board of Directors approved an increase to $0.24 per share per quarter beginning with the first quarter of 2014. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. A regular quarterly dividend of $0.24 per common share is payable on March 31, 2014, to shareholders of record as of the close of business on March 17, 2014.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions. On January 29, 2014, our Board of Directors approved a plan authorizing repurchases of our common stock up to $2,000.0 million through December 31, 2017. This share repurchase authorization replaces the existing share repurchase authorization.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2013	10.7	$44.58	$475.9
December 31, 2012 *	14.0	$32.24	$451.4
December 31, 2011	15.0	$26.61	$399.2
December 31, 2010	1.4	$22.97	$32.2
* Includes the repurchase of 5.7 million shares from WPM, L.P. for $200.0 million, or $35.03 per share, in December 2012.

Share repurchase activity in the fourth quarter of 2013 is as follows (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Month ended	shares purchased	paid per share	plans or programs
December 31, 2013	1.3	$51.68	$64.0
November 30, 2013	1.2	$49.79	$61.7

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

Stock Performance Graph

The performance graph below shows the cumulative total shareholder return on our common stock for the period starting on December 31, 2008, and ending on December 31, 2013. This is compared with the cumulative total returns over the same period of (1) the S&P 500 Index and (2) the S&P Supercap Data Processing & Outsourced Services Index (peer group). The graph assumes that on December 31, 2008, $100 was invested in our common stock and $100 was invested in the other two indices, with dividends reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Fidelity National Information Services, Inc.
S&P 500
S&P Supercap Data Processing & Outsourced Services

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

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

The purchase price for our 2010 acquisition of Capco included future contingent consideration in addition to cash paid at closing. The liability for the earn-out provisions and for an employee incentive plan established in conjunction with the acquisition were adjusted in 2013 as a result of amendments based on management's outlook and increased projections of Capco's future results as addressed in Note 6 of the Notes to Consolidated Financial Statements.

We sold our Healthcare Benefit Solutions Business in 2012 and have classified the results of operations of that business as discontinued operations for all periods presented as discussed in Note 3 of the Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(In millions, except per share data)
Statement of Earnings Data:
Processing and services revenues	$6,070.7	$5,807.6	$5,625.6	$5,145.6	$3,680.1
Cost of revenues	4,085.6	3,946.9	3,919.1	3,553.7	2,720.5
Gross profit	1,985.1	1,860.7	1,706.5	1,591.9	959.6
Selling, general and administrative expenses	920.7	781.5	647.9	654.0	541.6
Impairment charges	—	—	9.1	154.9	136.9
Operating income	1,064.4	1,079.2	1,049.5	783.0	281.1
Total other income (expense)	(239.4)	(248.0)	(322.5)	(184.9)	(121.9)
Earnings from continuing operations before income taxes and equity in loss of unconsolidated entities	825.0	831.2	727.0	598.1	159.2
Provision for income taxes	309.2	270.9	232.4	208.4	53.0
Earnings from continuing operations, net of tax	515.8	560.3	494.6	389.7	106.2
Earnings (loss) from discontinued operations, net of tax	1.9	(79.2)	(13.5)	(31.8)	2.3
Net earnings	517.7	481.1	481.1	357.9	108.5
Net (earnings) loss attributable to noncontrolling interest	(24.6)	(19.9)	(11.5)	46.6	(2.6)
Net earnings attributable to FIS	$493.1	$461.2	$469.6	$404.5	$105.9
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.70	$1.85	$1.61	$1.26	$0.44
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	0.01	(0.27)	(0.04)	(0.09)	0.01
Net earnings per share — basic attributable to FIS common stockholders	$1.70	$1.58	$1.56	$1.17	$0.45
Weighted average shares — basic	289.7	291.8	300.6	345.1	236.4
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.67	$1.82	$1.57	$1.24	$0.43
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	0.01	(0.27)	(0.04)	(0.09)	0.01
Net earnings per share — diluted attributable to FIS common stockholders	$1.68	$1.55	$1.53	$1.15	$0.44
Weighted average shares — diluted	294.2	297.5	307.0	352.0	239.4
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$491.2	$540.4	$483.1	$436.3	$103.6
Earnings (loss) from discontinued operations, net of tax	1.9	(79.2)	(13.5)	(31.8)	2.3
Net earnings attributable to FIS common stockholders	$493.1	$461.2	$469.6	$404.5	$105.9

	As of December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$547.5	$517.6	$415.5	$338.0	$430.9
Goodwill	8,500.0	8,381.5	8,542.8	8,550.0	8,232.9
Other intangible assets, net	1,339.3	1,576.2	1,903.3	2,202.9	2,396.8
Total assets	13,960.1	13,549.7	13,873.2	14,176.3	13,997.6
Total long-term debt	4,468.6	4,385.5	4,809.8	5,192.1	3,253.3
Total FIS stockholders’ equity	6,580.5	6,640.9	6,503.0	6,403.2	8,308.9
Noncontrolling interest	156.8	152.7	148.2	158.4	209.7
Total equity	6,737.3	6,793.6	6,651.2	6,561.6	8,518.6
Cash dividends declared per share	$0.88	$0.80	$0.20	$0.20	$0.20

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2013
Processing and services revenues	$1,478.0	$1,512.5	$1,501.7	$1,578.5
Gross profit	470.0	484.3	507.1	523.7
Earnings from continuing operations before income taxes	228.5	136.3	280.3	179.9
Net earnings attributable to FIS common stockholders	144.1	104.8	172.3	71.9
Net earnings per share — basic attributable to FIS common stockholders	$0.50	$0.36	$0.60	$0.25
Net earnings per share — diluted attributable to FIS common stockholders	$0.49	$0.36	$0.59	$0.25
2012
Processing and services revenues	$1,413.4	$1,457.2	$1,436.9	$1,500.1
Gross profit	423.9	476.1	468.1	492.6
Earnings from continuing operations before income taxes	142.2	224.3	232.4	232.3
Net earnings attributable to FIS common stockholders	87.1	150.6	86.8	136.7
Net earnings per share — basic attributable to FIS common stockholders	$0.30	$0.51	$0.30	$0.47
Net earnings per share — diluted attributable to FIS common stockholders	$0.29	$0.50	$0.29	$0.46

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011.

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

Overview

FIS is a leading global provider of banking and payments technologies, complemented by strategic consulting services, professional services and outsourcing services. With a long history deeply rooted in the financial services industry and banking and payment technology solutions, FIS delivers services to more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs more than 38,000 employees worldwide and holds leadership positions in payment processing solutions and integrated banking solutions, providing outsourced solutions, software and services for technologies and processes that drive a financial institution’s operations. Through our Capco brand, we deliver globally a wide range of information technology consulting and transformational services to financial institutions. FIS has topped the annual FinTech 100 list, a ranking of financial services industry technology providers, for the last three years and is a member of the Fortune 500 U.S. and of Standard and Poor’s (S&P) 500 Index.

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees.  The majority of our revenue has historically been recurring, provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our customers' operations. A significant portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of deposit accounts and card transactions associated with consumer and commercial activity.  Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our customers.

One of the current trends in the financial services industry from which we are benefiting is the migration by our clients to an outsourced model to improve their profitability. We compete for both licensing and outsourcing business, and thus are affected by the decisions of financial institutions to use our services under an outsourced arrangement or to instead manage their technology operations internally under a software license and maintenance agreement with us. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of year-to-year economic changes on our results of operations. We believe our integrated solutions and outsourced services are targeted and well positioned to address this outsourcing trend across the markets we serve.

We believe that current market pressures in the financial services industry create an opportunity for our consulting and professional services. Many financial institutions are at an inflection point that demands that they transform their businesses to significantly reduce their cost base while also responding to the competitive pressures of innovation and to increased regulatory oversight with regard to information technology and related processes. Capco provides strategic consulting service capabilities to respond to these market needs. Consulting services revenue grew at an increased pace in 2013 and we expect this trend to continue in 2014. However, if consulting and professional services revenue and gross margin grow as a percentage of our overall revenue and gross margin, our overall gross margin percentage would be reduced, as gross margin percentage realized for professional services is lower than that for most of our other services. In addition, as consulting and professional services revenue grow as a portion of our overall revenue, we will have a lower overall percentage of recurring revenue as generally these services are non-recurring. Although our consulting revenue grew in 2013, our gross margins also improved slightly, aided in part by non-recurring termination fees from a significant customer that deconverted from certain of our services following a merger with another bank.  However, the greater volume of consulting-based earnings in 2013 also contributed to our decision to take a charge for contingent payments due in connection with our 2010 acquisition of Capco; this charge adversely affected our operating margin in 2013.

We see in particular a market opportunity in large global financial institutions, where we believe we can couple our strategic consulting and transformation services with outsourced technology, services and solutions to help them achieve their business goals. These large institutions are subject to the pressures described above that are generating revenue for our consulting services, and moreover appear poised to increase technology spending to meet competitive pressures after a slowdown during the recent financial crisis years. We are investing in management, sales and account management resources to pursue this market opportunity. Our current target is to invest an incremental $30 million in this initiative in 2014.

Mobile banking is growing in popularity as consumers embrace the convenience and younger digital-savvy consumers grow in proportion to the banked population. We expect this trend to continue and grow. We continue to focus and invest in adapting and developing new mobile solutions to assist our customers with this transition.

We expect to see more demand for innovative solutions in the payments market that will deliver faster more convenient payment solutions in mobile channels, internet applications and cards. We believe mobile payments will grow and partially replace existing payment tender volumes over time. This presents both a growth opportunity and a risk to us as the market develops. Mobile payment volume does not yet represent a significant amount of the payments market and it is unclear which technology or service will be the dominant solution. Additionally, new non-traditional payments competitors are investing in and innovating mobile payment technologies to address the emerging market opportunity. Although we cannot predict which mobile payment technology or solution will be the most successful, we cautiously believe our customer relationships, payments infrastructure and experience, adapted solutions and emerging solutions are well positioned to maintain or grow our customers' existing payment volumes. The growing risk of identity theft and fraud has also led to an increased demand for risk management solutions and we are focused on solutions to address this trend.

Card transactions continue to grow as a percentage of overall payment volumes as consumers shift payments to cards from checks and cash. We have invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards, often referred to as smart cards or chip cards, so we can guide our customers through this anticipated technology transition, sustain and grow our card driven businesses. We continue to monitor the impacts of regulation on the payment card industry and the Durbin amendment in particular (see Business-Government Regulation section for more information). To date, the impact of the Durbin amendment on our card payment volumes is insignificant. We continuously monitor the marketplace as it adapts to the Durbin amendment and its ongoing regulatory developments, but are unable to determine at this time whether there will be a significant favorable or unfavorable impact on our payment card businesses in the future.

The Durbin amendment has affected the marketplace for our EFT network business, as its rules and regulations allow merchants more discretion to determine their transaction network routing and to consider multiple alternative networks. To date, the impact of the Durbin amendment has been modestly favorable to our EFT network business as we have competed effectively. At this time, we are unable to determine whether there will be a significant favorable or unfavorable impact on our EFT network business in the future.

The use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses and we expect this trend to continue. To date, we have been able to successfully mitigate the majority of the impacts of this decline through cost and fraud efficiency actions and new market solutions, which remain our continued focus.

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

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions on a constant currency basis during the year ended December 31, 2013, including Latin America, Europe and Asia. We expect this growth trend to continue as the result of the addition of new, large-scale outsourcing clients in all of these regions in 2013 and the demand opportunities we see for similar arrangements.  Demand for our solutions will also be driven in developing countries by government led financial inclusion policies aimed to reduce the unbanked population and by  growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in Germany, France and the United Kingdom.

Information Security

Globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication. This is a trend we expect will continue. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public information. FIS is not immune to such attacks. As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and personal consumer data. We also operate payment, cash access and prepaid card systems. FIS, like any large financial technology service provider, is subject to attempted cyber-attacks on a regular basis. A successful cyber-attack on an FIS system that resulted in sensitive information being compromised, fraud losses or other adverse consequences could have a material adverse effect on the company.

As a Multi-Regional Data Processing Servicer (MDPS), FIS continues to be examined by and have regular interaction with the federal agencies that regulate financial institutions. These regulators have the authority to take actions they deem necessary to protect the safety and soundness of the financial institutions they regulate. Such actions, if taken, could have a material adverse impact on our business. FIS regularly reports to its regulators and to its clients regarding the Company's continual efforts to enhance its information security and risk management technology, programs and procedures. In mid-May 2013, the federal agencies that provide regulatory oversight for FIS issued a confidential report related to their examination of our information security, risk management and internal audit functions between October 2011 and October 2012. We responded to the report and described the actions that we have taken, as well as ongoing efforts underway to address specific findings. The regulatory agencies distributed the report, and a cover letter, to a subset of our regulated clients beginning in late May 2013. This prompted inquiries from clients, which, to the extent permitted by federal regulation, FIS has addressed on an individual basis. While individual clients and prospects have expressed concern over the report, we do not believe that it has had a material effect on the overall sales closures in 2013 or our sales pipeline; however, we continue to monitor sales activity and any potential impact on future periods. We are unable to predict with certainty what, if any, communications or actions our regulators will have or take with our regulated financial institution clients with respect to our risk management and information security. We are also unable to predict the effect that any such communications or actions may have on our business.

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

Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card processing services, other payment processing services, professional services, software licensing and software related services. Revenues are recognized when evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is considered probable. We are frequently a party to multiple concurrent contracts with the same customer. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated. Our individual contracts also frequently include multiple elements. We must apply judgment in these circumstances in determining whether individual elements can be considered separate units of accounting or should instead be accounted for in combination with other deliverables. Judgment is also required in ascribing fair value to each deliverable for purposes of allocating consideration. Due to the large number, broad nature and average size of individual contracts we are party to, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations or financial position. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of customers could significantly influence the timing and amount of revenue recognized in our historical and future results of operations or financial position. Additional information about our revenue recognition policies is included in Note 2 to the Consolidated Financial Statements.

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

Provision for Check Guarantee Losses

In our check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, we reimburse our merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. Loss provisions and anticipated recoveries are primarily determined by performing a historical analysis of our check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of our customer volumes, statistical analysis of check fraud trends within our customer volumes and the quality of returned checks. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered may be different than our estimates.

Historically, our estimation processes have proved to be materially accurate; however, our projections of probable check guarantee losses and anticipated recoveries are inherently uncertain and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our customers, and other factors could impact our actual and projected amounts. We recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $57.3 million, $54.7 million and $68.0 million, respectively, for the years ended December 31, 2013, 2012 and 2011. A ten percent difference in our estimated check guarantee loss provisions net of estimated recoveries as of December 31, 2013, would have impacted 2013 net earnings by less than $2.0 million, after-tax.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life.

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include primarily salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release of the products (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to 10 years, or (2) the ratio of current revenues to total anticipated revenues over its useful life.

In determining useful lives, management considers historical results and technological trends that may influence the estimate. Useful lives for all computer software range from three to 10 years. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset (for software to be marketed). There are inherent uncertainties in determining the expected useful life or cash flows to be generated from computer software. While we have not historically experienced significant changes in these estimates, our results of operations could be subject to such changes in the future.

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

We assess goodwill for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement. For 2013 and 2011, we began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our reporting units in the 2012 and 2010 step one analyses. In performing the step zero qualitative analysis for each of 2013 and 2011, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one analysis in 2013 or 2011.

For 2012, primarily for the purpose of validating our valuation assumptions, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment. In applying the quantitative analysis, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and further testing is not required. Based upon the results of this test, there were no indications of impairment for any of our reporting units for 2012.

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

For 2013, we began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets in 2012. Based upon the results of this test, there were no indications of impairment, except for one trademark with nominal value. For 2012, we proceeded directly with a quantitative analysis, using a form of income approach valuation known as the relief-from-royalty method. Our tests did not result in the impairment of any of our intangible assets for 2012, while the same tests performed in 2011 did result in an impairment charge of $9.1 million related to the Capco trademark in North America.

Determining the fair value of a reporting unit or acquired intangible assets with indefinite lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions and other assumptions.

Accounting for Income Taxes

As part of the process of preparing the Consolidated Financial Statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must reflect this increase or decrease as an expense or benefit within income tax expense in the Consolidated Statements of Earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We also receive periodic assessments from taxing authorities challenging our positions that must be taken into consideration in determining our tax reserves. Resolving these assessments, which may or may not result in additional taxes due, may also require an extended period of time. We believe that our tax positions comply with applicable tax law and that we adequately account for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that a determination is made.

Related Party Transactions

We are a party to certain historical related party agreements as discussed in Note 5 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

Factors Affecting Comparability

Our Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:

•
We have engaged in share repurchase programs throughout all periods presented. In 2013, we repurchased a total of 10.7 million shares for $475.9 million; in 2012, we repurchased a total of 14.0 million shares for $451.4 million; in 2011, we repurchased 15.0 million shares for $399.2 million.

As a result of the above transactions, earnings per share in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Consolidated Results of Operations
(in millions, except per share amounts)

	2013	2012	2011
Processing and services revenues	$6,070.7	$5,807.6	$5,625.6
Cost of revenues	4,085.6	3,946.9	3,919.1
Gross profit	1,985.1	1,860.7	1,706.5
Selling, general, and administrative expenses	920.7	781.5	647.9
Impairment charges	—	—	9.1
Operating income	1,064.4	1,079.2	1,049.5
Other income (expense):
Interest income	10.4	8.6	6.0
Interest expense	(198.6)	(231.3)	(264.8)
Other income (expense), net	(51.2)	(25.3)	(63.7)
Total other income (expense)	(239.4)	(248.0)	(322.5)
Earnings from continuing operations before income taxes	825.0	831.2	727.0
Provision for income taxes	309.2	270.9	232.4
Earnings from continuing operations, net of tax	515.8	560.3	494.6
Earnings (loss) from discontinued operations, net of tax	1.9	(79.2)	(13.5)
Net earnings	517.7	481.1	481.1
Net (earnings) loss attributable to noncontrolling interest	(24.6)	(19.9)	(11.5)
Net earnings attributable to FIS	$493.1	$461.2	$469.6
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.70	$1.85	$1.61
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	0.01	(0.27)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders *	$1.70	$1.58	$1.56
Weighted average shares outstanding — basic	289.7	291.8	300.6
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.67	$1.82	$1.57
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	0.01	(0.27)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders *	$1.68	$1.55	$1.53
Weighted average shares outstanding — diluted	294.2	297.5	307.0
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$491.2	$540.4	$483.1
Earnings (loss) from discontinued operations, net of tax	1.9	(79.2)	(13.5)
Net earnings attributable to FIS	$493.1	$461.2	$469.6
* Amounts may not sum due to rounding.

Processing and Services Revenues

Processing and services revenues totaled $6,070.7 million, $5,807.6 million and $5,625.6 million in 2013, 2012 and 2011, respectively. The increase in revenue during 2013 of $263.1 million, or 4.5%, as compared to 2012, is primarily attributable to transaction growth and demand for professional and consulting services, higher termination fees, incremental revenues from 2013 and 2012 acquisitions of $55.7 million and increased processing volumes. The 2013 period included $49.6 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar as compared to 2012. The increase in revenue during 2012 of $182.0 million, or 3.2%, as compared to 2011, is primarily attributable to increased processing volumes, transaction growth and demand for professional and consulting services, plus incremental revenues from 2012 acquisitions of $26.2 million. Total revenue growth in 2013 and 2012 was partially offset by customer losses and lower retail check activity. The

2012 period included $100.8 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar as compared to 2011.

Cost of Revenues and Gross Profit

Cost of revenues totaled $4,085.6 million, $3,946.9 million and $3,919.1 million in 2013, 2012 and 2011, respectively, resulting in gross profit of $1,985.1 million, $1,860.7 million and $1,706.5 million in 2013, 2012 and 2011, respectively. Gross profit as a percentage of revenues (“gross margin”) was 32.7%, 32.0% and 30.3% in 2013, 2012 and 2011, respectively. The increase in gross profit during 2013 as compared to 2012 primarily resulted from the revenue variances discussed above. The increase in gross margin for 2013 as compared to 2012 primarily reflects the impact of a more favorable revenue mix, as higher margin processing revenue and termination fees drove margin expansion that was partially offset by increases in lower margin consulting revenue and $16.1 million of the Capco acquisition related adjustments described in Note 6 of the Notes to Consolidated Financial Statements. The increase in gross margin during 2012 as compared to 2011 is due to increased operating leverage and cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $920.7 million, $781.5 million and $647.9 million for 2013, 2012 and 2011, respectively. The 2013 increase of $139.2 million as compared to 2012 was primarily due to charges of $131.1 million for the Capco acquisition related adjustments described in Note 6 of the Notes to Consolidated Financial Statements. The 2013 period also included higher sales and marketing expense, an increase in health-care benefit expense and increased investment in security and risk management. The 2012 increase of $133.6 million as compared to 2011 was primarily due to increased compensation costs and costs to enhance administrative support of operational functions, including information security and risk and compliance. The 2012 compensation costs included $43.2 million in payments and accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibility or separation from the Company of certain executives. The 2011 period benefited from a $22.3 million reduction in the contingent consideration liability related to the Capco acquisition, but included a $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform.

Impairment Charges

Impairment charges totaling $9.1 million were recorded in 2011 and related to a reduction in the carrying value of the Capco trademark in North America.

Operating Income

Operating income totaled $1,064.4 million, $1,079.2 million and $1,049.5 million for 2013, 2012 and 2011, respectively. Operating income as a percentage of revenue (“operating margin”) was 17.5%, 18.6% and 18.7% for 2013, 2012 and 2011, respectively. The annual changes in operating income and operating margin resulted from the revenue and cost variances addressed above.

Total Other Income (Expense)

Total other income (expense) was $(239.4) million, $(248.0) million and $(322.5) million for 2013, 2012 and 2011, respectively. The primary component of total other income (expense) is interest expense which totaled $(198.6) million, $(231.3) million and $(264.8) million for 2013, 2012 and 2011, respectively. The decrease of $32.7 million in interest expense in 2013 as compared to 2012 resulted from lower borrowing rates as the result of debt refinancing. In addition to interest expense, the 2013 period also includes: (a) charges of $(16.1) million for the write-off of certain previously capitalized debt issuance costs and transaction expenses related to refinancing activities; (b) a net charge of $(45.3) million representing the $51.6 million premium incurred for the early redemption of certain debt offset by the premium reflected in the carrying value of that debt; and (c) a $9.2 million gain resulting from the purchase of the remaining shares of mFoundry, representing the difference between the fair value and carrying value of the minority-interest investment previously held. The decrease of $33.5 million in interest expense in 2012 as compared to 2011 resulted from lower borrowing rates combined with a reduction in total debt outstanding. Apart from interest expense, 2012 included $(18.4) million in costs related to the write-off of certain previously capitalized debt issuance costs resulting from the early pay down of certain debt and related refinancing activities. In comparison, 2011 included $(38.8) million of debt refinancing expenses, including $(24.7) million of previously capitalized debt issuance costs, and a $(34.0) million other-than-temporary impairment of available-for-sale securities acquired in conjunction with the acquisition of Metavante.

Provision for Income Taxes

Income tax expense from continuing operations totaled $309.2 million, $270.9 million and $232.4 million for 2013, 2012 and 2011, respectively. This resulted in an effective tax rate on continuing operations of 37.5%, 32.6% and 32.0% for 2013, 2012 and 2011, respectively. The Capco contingent consideration that was recorded in 2013 is not deductible for tax purposes and, therefore, had an unfavorable impact on the 2013 effective tax rate, which otherwise would have been comparable to 2012. The tax rates were comparable during the 2012 and 2011 periods.

Earnings (Loss) from Discontinued Operations

During 2013, 2012 and 2011, certain operations are classified as discontinued, as discussed in Note 3 of the Notes to Consolidated Financial Statements. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Consolidated Statements of Earnings. The table below outlines the components of discontinued operations for 2013, 2012 and 2011, net of tax (in millions):

	2013	2012	2011
ClearPar	$16.7	$—	$—
Healthcare Benefit Solutions Business	0.1	(47.8)	10.7
Participacoes operations	(14.9)	(31.4)	(24.2)
Total discontinued operations	$1.9	$(79.2)	$(13.5)

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

The Healthcare Business that was divested in the first quarter of 2012, had no revenue in 2013 and revenues of $80.5 million and $120.1 million for 2012 and 2011, respectively. The following table illustrates the results of operations for the years ended December 31, 2013, 2012 and 2011, for the Healthcare Benefit Solutions Business (in millions).

	Years ended December 31,
	2013	2012	2011
Pre-tax income from operations	$0.2	$13.8	$17.3
Pre-tax gain on sale	—	22.0	—
Earnings before tax	0.2	35.8	17.3
Tax expense	0.1	83.6	6.6
Healthcare Benefit Solutions Business included in discontinued operations	$0.1	$(47.8)	$10.7

Participacoes had no revenue in 2013 and 2012 and revenues of $11.7 million for 2011. Participacoes had expenses of $23.1 million, $47.5 million and $48.3 million for 2013, 2012 and 2011, respectively. Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the 2013, 2012 and 2011 periods included charges of $15.7 million, $39.1 million and $34.6 million, respectively, to settle claims or increase our provision for potential labor claims. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of December 31, 2013, there are approximately 1,080 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

Net (Earnings) Loss Attributable to Noncontrolling Interest
Net (earnings) loss attributable to noncontrolling interest predominantly relates to the joint venture in Brazil (see Note 5 of Notes to Consolidated Financial Statements) and totaled $(24.6) million, $(19.9) million and $(11.5) million for 2013, 2012 and 2011, respectively.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $491.2 million, $540.4 million and $483.1 million for 2013, 2012 and 2011, respectively, or $1.67, $1.82 and $1.57 per diluted share, respectively, due to the factors described above coupled with the impact of our share repurchase initiatives.

Segment Results of Operations

Financial Solutions Group

	2013	2012	2011
	(In millions)
Processing and services revenues	$2,344.4	$2,246.4	$2,076.8
Operating income	$781.8	$716.2	$680.3
Operating margin	33.3%	31.9%	32.8%

Revenues for FSG totaled $2,344.4 million, $2,246.4 million and $2,076.8 million for 2013, 2012 and 2011, respectively. The overall segment increase of $98.0 million, or 4.4%, for 2013 as compared to 2012 was attributable to incremental revenues from 2013 and 2012 acquisitions of $47.0 million, growth in consulting services, mobile and Internet banking solutions, outsourced services and higher termination fees. Services revenue continues to grow in core banking systems, eBanking, mobile banking and outsourced services. The overall growth was partially offset by customer losses. The overall segment increase of $169.6 million, or 8.2%, for 2012 as compared to 2011 was driven by growth in professional services, back office processing and outsourced IT revenues, increased processing revenues and incremental revenues from 2012 acquisitions of $26.2 million. Increased processing revenue was driven by core processing account volume growth, growth and adoption of eBanking and mobile banking products, as well as risk, fraud and compliance transactions. This processing revenue growth was generated from existing customer growth and newly converted competitive wins.

Operating income for FSG totaled $781.8 million, $716.2 million and $680.3 million for 2013, 2012 and 2011, respectively. Operating margin was 33.3%, 31.9% and 32.8% for 2013, 2012 and 2011, respectively. The increase in operating income during 2013 as compared to 2012 primarily resulted from the revenue variances discussed above. The increase in operating margin during 2013 as compared to 2012 were driven primarily by higher termination fees, license fees and operating leverage on revenue growth. The increase in operating income during 2012 as compared to 2011 primarily resulted from the revenue variances discussed above. The decrease in operating margin during 2012 as compared to 2011 reflects a decrease in higher margin license revenues in 2012 and increased spending related to information security and infrastructure initiatives.

Payment Solutions Group

	2013	2012	2011
	(In millions)
Processing and services revenues	$2,454.9	$2,380.6	$2,372.1
Operating income	$958.4	$881.2	$822.7
Operating margin	39.0%	37.0%	34.7%

Revenues for PSG totaled $2,454.9 million, $2,380.6 million and $2,372.1 million for 2013, 2012 and 2011, respectively. The 2013 increase was principally due to growth in image and output solutions, higher termination fees, growth in card loyalty programs, network solutions and bill payment services. The 2012 period included growth in electronic payment services, offset by lower item processing, retail check activity and loyalty program revenue. Revenue growth during 2012 was also negatively impacted by the June 2012 deconversion of a large debit card processing client.

Operating income for PSG totaled $958.4 million, $881.2 million and $822.7 million for 2013, 2012 and 2011, respectively. Operating margin was 39.0%, 37.0% and 34.7% for 2013, 2012 and 2011, respectively. The increase in operating income during 2013 as compared to 2012 primarily resulted from the revenue variances discussed above. The increase in operating margin for 2013 as compared to 2012 primarily reflects the impact of a more favorable revenue mix and operating leverage related to the revenue growth noted above. The increases in operating income and operating margin during 2012 primarily reflect operating leverage related to the revenue growth in electronic payment services and the impact of disciplined cost management. In addition, the 2011 period included $13.6 million of integration and severance costs.

International Solutions Group

	2013	2012	2011
	(In millions)
Processing and services revenues	$1,273.9	$1,180.5	$1,177.6
Operating income	$197.8	$202.2	$187.6
Operating margin	15.5%	17.1%	15.9%

Revenues for ISG totaled $1,273.9 million, $1,180.5 million and $1,177.6 million for 2013, 2012 and 2011, respectively. The 2013 period included $46.0 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar. Excluding the unfavorable foreign currency impact, revenues for 2013 increased primarily from higher card transaction volumes in Brazil, growth within our European consulting businesses and continued growth in Asia, Latin America and Europe as a result of the addition of new, large-scale outsourcing arrangements and continued growth in the India ATM management business. The 2012 period included $99.7 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar. Excluding the unfavorable foreign currency impact, revenues for 2012 increased primarily from higher card transaction volumes in Brazil, growth within our European consulting businesses and our expanded presence across Asia including growth in the India ATM management business.

Operating income for ISG totaled $197.8 million, $202.2 million and $187.6 million for 2013, 2012 and 2011, respectively. Operating margin was 15.5%, 17.1% and 15.9% for 2013, 2012 and 2011, respectively. The 2013 period included $22.0 million of the charge to increase the Capco acquisition related liabilities discussed in Note 6 of the Notes to Consolidated Financial Statements. The 2013 period also included $9.1 million for severance and other charges related to cost management initiatives in certain international markets. Excluding the aforementioned charges, operating income for 2013 increased primarily from the revenue growth noted above and the operating margin benefited from increased scale and improved operating efficiencies across a number of geographies. The increase in operating income in 2012 as compared to 2011 primarily resulted from the revenue growth noted above, combined with increased scale and improved operating efficiencies across a number of geographies but primarily in Brazil. Increased operating leverage and other operating efficiencies generated improved margins in 2012.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $873.6 million, $720.4 million and $641.1 million in 2013, 2012 and 2011, respectively. The overall Corporate and Other increase of $153.2 million for 2013 as compared to 2012 was primarily due to charges of $129.1 million for the Capco contingent consideration adjustments described in Note 6 of the Notes to Consolidated Financial Statements. The 2013 period also included higher sales and marketing expense, an increase in health-care benefit expense and increased investment in security and risk management. The overall Corporate and Other increase of $79.3 million for 2012 as compared to 2011 was primarily due to increased compensation costs, including stock-based compensation, and benefits, and costs to enhance administrative support of operational functions, including information security and risk and compliance. The compensation charges include $43.2 million related to payments and the accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibility or separation from the Company of certain executives. The 2011 period included the $13.0 million loss related to unauthorized activities on the Sunrise prepaid card platform noted under Selling, General and Administrative Expenses in the Consolidated Results of Operations section above, $9.5 million in merger, integration and service costs and a $13.2 million net benefit from adjustments from the Capco acquisition. The latter was comprised of a reduction in the contingent consideration liability of $22.3 million, partially offset by a $9.1 million impairment of the North American trademark.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt service, share repurchases and business acquisitions. Our cash requirements also include payments for Capco's contingent consideration earn-out and for labor claims related to FIS' former item processing and remittance operations in Brazil (see Notes 6 and 3, respectively, in the Notes to Consolidated Financial Statements). Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Loan described in Note 13 in the Notes to Consolidated Financial Statements.
As of December 31, 2013, we had cash and cash equivalents of $547.5 million and debt of $4,468.6 million, including the current portion. Of the $547.5 million cash and cash equivalents, approximately $368.9 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends, which we have increased substantially over recent years, from $0.05 to $0.20 per share per quarter in 2012 and then to $0.22 per share per quarter in 2013. On January 29, 2014, the Board of Directors approved an additional increase to $0.24 per share per quarter beginning with the first quarter of 2014. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.24 per common share is payable on March 31, 2014 to shareholders of record as of the close of business on March 17, 2014.

Cash Flows from Operations

Cash flows from operations were $1,060.3 million, $1,046.7 million and $1,171.5 million in 2013, 2012 and 2011 respectively. Cash flows from operations increased $13.6 million in 2013 and decreased $124.8 million in 2012. The 2013 increase in cash flows from operations is primarily due to higher net earnings, the timing of merchant and card transaction settlement activity and other changes in working capital, partially offset by a $51.6 million bond premium payment resulting from the early pay down of our 2017 senior notes in the first half of 2013 and by the $42.0 million payment associated with the Capco acquisition liabilities. The decrease in 2012 was primarily due to the payment of $105.4 million of income taxes related to the sale of our Healthcare Business and fluctuations in the timing of merchant and card transaction settlement activity offset by other changes in working capital.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $336.2 million, $296.1 million and $300.3 million in capital expenditures during 2013, 2012 and 2011, respectively. We expect to invest approximately 5.5-6% of 2014 revenue in capital expenditures.

We used $150.5 million, $63.6 million and $20.2 million of cash during 2013, 2012 and 2011, respectively, for acquisitions and other equity investments. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of the more significant items. Cash provided by net proceeds from sale of assets in 2012 relates principally to the sale of the Healthcare Benefit Solutions Business discussed in Note 3.

Financing

For information regarding the Company's long-term debt and financing activity, see Note 13 in the Notes to Consolidated Financial Statements.

Contractual Obligations

FIS’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for data processing and maintenance. For more descriptive information regarding the Company's long-term debt, see Note 13 in the Notes to Consolidated Financial Statements. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2013 (in millions):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt	$4,476.9	$128.8	$206.6	$1,941.5	$2,200.0
Interest(1)	1,020.2	159.3	303.6	234.6	322.7
Operating leases	242.3	61.1	95.9	45.9	39.4
Data processing and maintenance	191.6	88.3	52.5	29.8	21.0
Other contractual obligations (2)	217.2	74.9	117.1	9.3	15.9
Total	$6,148.2	$512.4	$775.7	$2,261.1	$2,599.0

(1)
These calculations assume that: (a) applicable margins remain constant; (b) all variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2013; (c) no new hedging transactions are effected; (d) only mandatory debt repayments are made; and (e) no refinancing occurs at debt maturity.

(2)
Amount includes the estimated payment for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 3 to the Consolidated Financial Statements), amounts due to the Brazilian venture partner and Capco contingent consideration payments (see Note 6 to the Consolidated Financial Statements).

FIS believes that its existing cash balances, cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet FIS’ expected liquidity needs for the operations of its business and expected capital spending for the next 12 months.

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
The senior notes (as described in Note 13 to the Consolidated Financial Statements) represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the notes was $2,450.0 million as of December 31, 2013. The fair value of the senior notes was approximately $2,441.5 million as of December 31, 2013. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 13 to the Consolidated Financial Statements). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $7.3 million (based on principal amounts outstanding as of December 31, 2013). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2013, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of December 31, 2013, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of December 31, 2012, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $9.3 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. During the year ended December 31, 2013, the notional amount of our outstanding interest rate swaps decreased by $600.0 million. As of December 31, 2013, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	One Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	One Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	One Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	One Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	One Month LIBOR (1)	0.89%	(2)
		$1,700.0
________________________

(1)	0.17% in effect as of December 31, 2013.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term loans and Revolving Loan as described in Note 13 to the Consolidated Financial Statements .
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $1,273.9 million, $1,180.5 million and $1,177.6 million in revenues during the years ended December 31, 2013, 2012 and 2011, of which approximately $1,086.8 million, $1,009.2 million and $1,005.8 million, respectively was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the years ended December 31, 2013, 2012 and 2011 (in millions):

Currency	2013	2012	2011
Real	$41.3	$40.4	$42.4
Euro	28.2	27.1	26.4
Pound Sterling	22.4	18.5	17.6
Indian Rupee	5.4	4.3	3.6
Total impact	$97.3	$90.3	$90.0

The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant. Our international operations' revenues and expenses are generally denominated in local currency, which limits the majority of our economic exposure to foreign exchange risk in those jurisdictions.
Revenue included $49.6 million and $100.8 million and operating income included $11.9 million, and $9.0 million, respectively, of unfavorable foreign currency impact during 2013 and 2012 resulting from a stronger U.S. Dollar during these years compared to the preceding year.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2013, the notional amount of these derivatives was approximately $57.3 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

Item 8. Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Information Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 28, 2014
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 28, 2014
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2013 and 2012
(In millions, except per share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$547.5	$517.6
Settlement deposits	327.4	32.6
Trade receivables, net	987.9	925.7
Settlement receivables	178.2	128.3
Other receivables	62.1	30.2
Due from related parties	35.8	42.0
Prepaid expenses and other current assets	154.1	111.9
Deferred income taxes	58.9	55.9
Total current assets	2,351.9	1,844.2
Property and equipment, net	439.0	419.5
Goodwill	8,500.0	8,381.5
Intangible assets, net	1,339.3	1,576.2
Computer software, net	856.5	847.0
Deferred contract costs	206.8	211.2
Other noncurrent assets	266.6	270.1
Total assets	$13,960.1	$13,549.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$768.0	$624.6
Due to Brazilian venture partner	13.7	18.8
Settlement payables	518.6	172.2
Current portion of long-term debt	128.8	153.9
Deferred revenues	243.6	287.3
Total current liabilities	1,672.7	1,256.8
Deferred revenues	27.2	42.2
Deferred income taxes	823.6	821.8
Long-term debt, excluding current portion	4,339.8	4,231.6
Due to Brazilian venture partner	34.5	40.5
Other long-term liabilities	325.0	363.2
Total liabilities	7,222.8	6,756.1
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 600 shares authorized, 387.0 and 385.9 shares issued as of December 31, 2013 and 2012, respectively	3.9	3.8
Additional paid in capital	7,247.6	7,197.0
Retained earnings	2,341.9	2,105.8
Accumulated other comprehensive earnings	(9.9)	30.0
Treasury stock, $0.01 par value, 96.4 and 91.8 shares as of December 31, 2013 and 2012, respectively, at cost	(3,003.0)	(2,695.7)
Total FIS stockholders’ equity	6,580.5	6,640.9
Noncontrolling interest	156.8	152.7
Total equity	6,737.3	6,793.6
Total liabilities and equity	$13,960.1	$13,549.7
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2013, 2012 and 2011
(In millions, except per share amounts)

	2013	2012	2011

Processing and services revenues (for related party activity, see note 4)	$6,070.7	$5,807.6	$5,625.6
Cost of revenues (for related party activity, see note 4)	4,085.6	3,946.9	3,919.1
Gross profit	1,985.1	1,860.7	1,706.5
Selling, general, and administrative expenses (for related party activity, see note 4)	920.7	781.5	647.9
Impairment charges	—	—	9.1
Operating income	1,064.4	1,079.2	1,049.5
Other income (expense):
Interest income	10.4	8.6	6.0
Interest expense	(198.6)	(231.3)	(264.8)
Other income (expense), net	(51.2)	(25.3)	(63.7)
Total other income (expense)	(239.4)	(248.0)	(322.5)
Earnings from continuing operations before income taxes	825.0	831.2	727.0
Provision for income taxes	309.2	270.9	232.4
Earnings from continuing operations, net of tax	515.8	560.3	494.6
Earnings (loss) from discontinued operations, net of tax	1.9	(79.2)	(13.5)
Net earnings	517.7	481.1	481.1
Net earnings attributable to noncontrolling interest	(24.6)	(19.9)	(11.5)
Net earnings attributable to FIS common stockholders	$493.1	$461.2	$469.6
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.70	$1.85	$1.61
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	0.01	(0.27)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders *	$1.70	$1.58	$1.56
Weighted average shares outstanding — basic	289.7	291.8	300.6
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.67	$1.82	$1.57
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	0.01	(0.27)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders *	$1.68	$1.55	$1.53
Weighted average shares outstanding — diluted	294.2	297.5	307.0
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$491.2	$540.4	$483.1
Earnings (loss) from discontinued operations, net of tax	1.9	(79.2)	(13.5)
Net earnings attributable to FIS common stockholders	$493.1	$461.2	$469.6
* Amounts may not sum due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2013, 2012 and 2011
(In millions, except per share data)

	Years ended December 31,
	2013		2012		2011
Net earnings		$517.7		$481.1		$481.1
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$2.8		$(2.6)		$(53.2)
Reclassification adjustment for gains (losses) included in net earnings	(1.5)		4.2		51.6
Unrealized gain (loss) on investments and derivatives, net	1.3		1.6		(1.6)
Foreign currency translation adjustments	(62.2)		(15.2)		(65.6)
Minimum pension liability adjustments	(1.6)		(5.1)		(0.6)
Other comprehensive earnings (loss), before tax	(62.5)		(18.7)		(67.8)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(5.5)		(1.7)		(2.8)
Other comprehensive earnings (loss), net of tax	$(57.0)	(57.0)	$(17.0)	(17.0)	$(65.0)	(65.0)
Comprehensive earnings		460.7		464.1		416.1
Net (earnings) loss attributable to noncontrolling interest		(24.6)		(19.9)		(11.5)
Other comprehensive (earnings) losses attributable to noncontrolling interest		17.1		10.7		13.4
Comprehensive earnings attributable to FIS		$453.2		$454.9		$418.0

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Equity Years ended December 31, 2013, 2012 and 2011 (In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2010	382.7	(80.8)	$3.8	$7,199.7	$1,471.2	$87.9	$(2,359.4)	$158.4	$6,561.6
Issuance of restricted stock	1.9	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	4.5	—	(47.2)	—	—	129.8	—	82.6
Treasury shares held for taxes due upon exercise of stock options	—	(0.4)	—	—	—	—	(13.4)	—	(13.4)
Excess income tax benefit from exercise of stock options	—	—	—	7.5	—	—	—	—	7.5
Stock-based compensation	—	—	—	64.7	—	—	—	—	64.7
Cash dividends declared ($0.20 per share) and other distributions	—	—	—	—	(60.4)	—	—	(3.6)	(64.0)
Purchases of treasury stock	—	(15.0)	—	—	—	—	(399.2)	—	(399.2)
Other	—	—	—	—	—	—	—	(4.7)	(4.7)
Net earnings	—	—	—	—	469.6	—	—	11.5	481.1
Other comprehensive earnings, net of tax	—	—	—	—	—	(51.6)	—	(13.4)	(65.0)
Balances, December 31, 2011	384.6	(91.7)	$3.8	$7,224.7	$1,880.4	$36.3	$(2,642.2)	$148.2	$6,651.2
Issuance of restricted stock	1.3	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	16.2	—	(142.1)	—	—	475.7	—	333.6
Treasury shares held for taxes due upon exercise of stock options	—	(2.3)	—	—	—	—	(77.8)	—	(77.8)
Excess income tax benefit from exercise of stock options	—	—	—	30.6	—	—	—	—	30.6
Stock-based compensation	—	—	—	83.8	—	—	—	—	83.8
Cash dividends declared ($0.80 per share) and other distributions	—	—	—	—	(235.8)	—	—	(4.7)	(240.5)
Purchases of treasury stock	—	(14.0)	—	—	—	—	(451.4)	—	(451.4)
Net earnings	—	—	—	—	461.2	—	—	19.9	481.1
Other comprehensive earnings, net of tax	—	—	—	—	—	(6.3)	—	(10.7)	(17.0)
Balances, December 31, 2012	385.9	(91.8)	$3.8	$7,197.0	$2,105.8	$30.0	$(2,695.7)	$152.7	$6,793.6
Issuance of restricted stock	1.0	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase right	—	6.4	—	(52.7)	—	—	187.2	—	134.5
Treasury shares held for taxes due upon exercise of stock options	—	(0.3)	—	—	—	—	(18.6)	—	(18.6)
Excess income tax benefit from exercise of stock options	—	—	—	40.4	—	—	—	—	40.4
Stock-based compensation	—	—	—	53.4	—	—	—	—	53.4
Cash dividends paid ($0.88 per share) and other distributions	—	—	—	—	(257.0)	—	—	(3.4)	(260.4)
Other	0.1	—	0.1	9.5	—	—	—	—	9.6
Purchases of treasury stock	—	(10.7)	—	—	—	—	(475.9)	—	(475.9)
Net earnings	—	—	—	—	493.1	—	—	24.6	517.7
Other comprehensive earnings, net of tax	—	—	—	—	—	(39.9)	—	(17.1)	(57.0)
Balances, December 31, 2013	387.0	(96.4)	$3.9	$7,247.6	$2,341.9	$(9.9)	$(3,003.0)	$156.8	$6,737.3
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$517.7	$481.1	$481.1
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	614.6	632.8	637.2
Amortization of debt issue costs	19.9	29.4	38.2
Asset impairment charges	—	—	43.1
Gain on mFoundry acquisition	(9.2)	—	—
Gain on sale of assets	(31.6)	(23.5)	—
Stock-based compensation	53.4	83.8	64.7
Deferred income taxes	1.5	(40.9)	1.2
Excess income tax benefit from exercise of stock options	(40.4)	(30.6)	(7.5)
Other operating activities, net	—	—	3.8
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(56.1)	(68.0)	(31.0)
Settlement activity	(1.7)	(16.8)	71.9
Prepaid expenses and other assets	(41.5)	(9.0)	0.3
Deferred contract costs	(67.1)	(60.0)	(64.1)
Deferred revenue	(60.7)	(11.1)	(25.5)
Accounts payable, accrued liabilities, and other liabilities	161.5	79.5	(41.9)
Net cash provided by operating activities	1,060.3	1,046.7	1,171.5

Cash flows from investing activities:
Additions to property and equipment	(131.7)	(123.7)	(123.9)
Additions to computer software	(204.5)	(172.4)	(176.4)
Acquisitions, net of cash acquired	(150.5)	(63.6)	(20.2)
Net proceeds from sale of assets	26.8	339.5	—
Other investing activities, net	(4.8)	(3.0)	21.3
Net cash used in investing activities	(464.7)	(23.2)	(299.2)

Cash flows from financing activities:
Borrowings	10,494.4	11,160.3	9,547.3
Repayment of borrowings and capital lease obligations	(10,421.8)	(11,587.4)	(9,961.2)
Debt issuance costs	(18.7)	(48.3)	(20.1)
Excess income tax benefit from exercise of stock options	40.4	30.6	7.5
Proceeds from exercise of stock options	143.0	276.6	69.2
Treasury stock activity	(475.9)	(511.3)	(364.2)
Dividends paid	(256.3)	(234.8)	(60.4)
Other financing activities, net	(51.1)	(6.5)	(2.8)
Net cash used in financing activities	(546.0)	(920.8)	(784.7)
Effect of foreign currency exchange rate changes on cash	(19.7)	(0.6)	(10.1)
Net increase (decrease) in cash and cash equivalents	29.9	102.1	77.5
Cash and cash equivalents, beginning of year	517.6	415.5	338.0
Cash and cash equivalents, end of year	$547.5	$517.6	$415.5

Supplemental cash flow information:
Cash paid for interest	$193.5	$200.1	$264.2
Cash paid for income taxes	$320.3	$316.3	$205.0
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

(1)    Basis of Presentation

FIS is a leading global provider dedicated to banking and payments technologies, outsourcing and related services. We offer financial institution core processing and ancillary services, card issuer and transaction processing services and strategic consulting services globally.

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

(b)Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company’s payment processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with automated teller machines ("ATM"), point-of-sale or electronic benefit transactions ("EBT") and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due to the Company are included in cash and cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value. As of December 31, 2013, we had cash and cash equivalents of $547.5 million of which approximately $368.9 million is held by our foreign entities.

(c)Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt is estimated to be approximately $1.5 million and $197.1 million higher than the carrying value as of December 31, 2013 and 2012, respectively. These estimates are based on values of trades of our debt in close proximity to year end, which are considered Level 2-type measurements, as discussed below. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign exchange forward contracts. Derivative instruments are valued using Level 2-type measurements.

Fair Value Hierarchy

The authoritative accounting literature defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy based on the quality of inputs used to measure fair value.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value hierarchy includes three levels that are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). If the inputs used to measure the fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability. The three levels of the fair value hierarchy are described below:

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

Fair Value Measurements

Generally accepted accounting principles require that, subsequent to their initial recognition, certain assets be reviewed for impairment on a nonrecurring basis by comparison to their fair value. As more fully discussed in their respective subheadings below, this includes goodwill, long-lived assets, intangible assets, computer software and investments. We recognized a nominal fair value impairment in 2013 related to certain trademarks, based on Level 3 measurement data. There were no fair value measurement impairments for 2012. Following is a summary of the fair value measurement impairments recognized in 2011 for assets measured at fair value (in millions):

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

Contingent consideration liabilities recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled. See Note 6 for discussion of The Capital Markets Company BVBA ("Capco") contingent consideration liability.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d)Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging. During 2013, 2012 and 2011, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s term and revolving loans (Note 13). The Company’s existing cash flow hedges are highly effective and there was no impact on 2013 earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2013, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.

The Company's foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in the Company's results of operations and/or cash flows resulting from foreign exchange rate fluctuations. During 2013 and 2012, the Company entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2013 and 2012, the notional amount of these derivatives was approximately $57.3 million and $115.6 million, respectively, and the fair value was nominal. These derivatives have not been designated as hedges for accounting purposes.

(e)Trade Receivables

A summary of trade receivables, net, as of December 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Trade receivables — billed	$885.7	$819.5
Trade receivables — unbilled	118.4	126.1
Total trade receivables	1,004.1	945.6
Allowance for doubtful accounts	(16.2)	(19.9)
Total trade receivables, net	$987.9	$925.7

When evaluating the adequacy of the allowance for doubtful accounts, the Company considers historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

A summary roll forward of the allowance for doubtful accounts, for 2013, 2012 and 2011 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2010	$(33.1)
Bad debt expense	(6.5)
Write-offs, net of recoveries	6.5
Allowance for doubtful accounts as of December 31, 2011	(33.1)
Bad debt expense	(5.4)
Write-offs, net of recoveries	18.6
Allowance for doubtful accounts as of December 31, 2012	(19.9)
Bad debt expense	(3.2)
Write-offs, net of recoveries	6.9
Allowance for doubtful accounts as of December 31, 2013	$(16.2)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Enhanced collection management has resulted in decreases in the allowance in both 2013 and 2012. The decrease in 2012 was also attributable to resolution of a number of specific accounts.

(f)Settlement Deposits, Receivables and Payables

Within our PSG segment, we manage certain integrated electronic payment services and programs for our customers that require them to fund advance deposits that we manage on their behalf and use to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our customers to facilitate our settlement activities and, as of December 31, 2013, included $75.0 million of short-term investments in certificates of deposit with original maturities of greater than 90 days. These certificates of deposit are Level 2 securities. Settlement receivables represents amounts funded by us. Settlement payables consist of settlement deposits from customers, settlement payables to third parties and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the balance sheet and operating cash flows on the statement of cash flows. The payment solution services that give rise to these settlement balances are separate and distinct from those settlement activities referred to under (b) Cash and Cash Equivalents, where the services we provide primarily facilitate the movement of funds.

(g)Goodwill

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

The Company assesses goodwill for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement. For 2012, primarily for the purpose of validating our valuation assumptions, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment. In applying the quantitative analysis, we determined the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and further testing is not required. Based upon the results of this test, there were no indications of impairment for any of our reporting units for 2012.

For 2013 and 2011, we began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our reporting units in the 2012 and 2010 step one analyses. In performing the step zero qualitative analysis for each of 2013 and 2011, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one analysis in 2013 or 2011.

(h)Long-Lived Assets

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(i)Intangible Assets

The Company has intangible assets that consist primarily of customer relationships and trademarks that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses. Customer relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates up to a 10-year period. Intangible assets with estimated useful lives (principally customer relationships and certain trademarks) are reviewed for impairment in accordance with FASB ASC Section 360-10-35, Impairment or Disposal of Long-Lived Assets, while certain trademarks determined to have indefinite lives are reviewed for impairment at least annually in accordance with FASB ASC Topic 350. FASB Accounting Standards Update No. 2012-02 ("ASU 2012-02") modified the former requirement to perform an annual quantitative impairment test for indefinite-lived intangible assets. Similar to the ASU 2011-08 guidance for goodwill, it allows an organization to first perform a qualitative assessment of whether it is more likely than not that an asset has been impaired.

For 2013, we began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets in 2012. Based upon the results of this test, there were no indications of impairment, except for one trademark with nominal value. For 2012, we proceeded directly with a quantitative analysis, using a form of income approach valuation known as the relief-from-royalty method. Our tests did not result in the impairment of any of our intangible assets for 2012, while the same tests performed in 2011 did result in a pre-tax impairment charge of $9.1 million related to the Capco trademark in North America (Note 9).

(j)Computer Software

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

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include primarily salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release of the products (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to 10 years, or (2) the ratio of current revenues to total anticipated revenues over its useful life.

(k)Deferred Contract Costs

Costs of sales, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of a contract, including sales commissions, are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities.

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

(l)Property and Equipment

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

(m)Income Taxes

The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of using net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the Consolidated Financial Statements in the period enacted. A valuation allowance is established for any portion of a deferred income tax asset for which management believes it is more likely than not that the Company will not be able to realize the benefits of all or a portion of that deferred income tax asset.

(n)Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card processing services, other payment processing services, professional services, software licensing and software related services. The Company recognizes revenue when: (i) evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collection is considered probable. Taxes collected from customers and remitted to governmental authorities are not included in revenue.

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
In multiple-element arrangements, consideration is allocated to each deliverable using the relative selling price method. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. A delivered item in a multiple element arrangement is considered a separate unit of accounting if (a) the item has value to the customer on a standalone basis; and (b) delivery or performance of the undelivered item or items is considered probable and substantially in the Company's control if the arrangement includes a general right of return relative to the delivered item.
We establish VSOE of selling price using the price charged when the same element is sold separately, or in the case of post-contract customer support or other recurring services, when a substantive stated renewal rate is provided to the customer. In certain circumstances, the Company is not able to establish VSOE for all deliverables in a multiple element arrangement. This may be due to infrequent standalone sales for an element, a limited sales history for new solutions or pricing within a broader range than permissible by our policy to establish VSOE. In those circumstances, we proceed to the alternative levels in the hierarchy of determining selling price. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company is typically not able to determine TPE and we rarely use this measure since we are generally unable to reliably verify standalone prices of competitive solutions. ESP is established in those instances where neither VSOE nor TPE are available, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles.

The Company's arrangements with multiple deliverables may include one or more elements that are subject to the software revenue recognition guidance. The consideration for these multiple element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the elements in the arrangement using the above hierarchy. The appropriate revenue recognition guidance is then applied to the respective software and non-software elements.

The following describes the Company’s primary types of revenues and its revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Processing Services Revenues

Processing services include data processing and application and/or facility management. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources used or can be based on minimum monthly usage fees. Revenues from these arrangements are recognized as services are performed.

Technology or service components from third parties are frequently embedded in or combined with our applications or service offerings. We are often responsible for billing the client in these arrangements and transmitting the applicable fees to the third party. Whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the relevant facts and circumstances. Certain factors or indicators have been identified in the authoritative literature that should be considered in the evaluation. In certain of these arrangements, we have concluded that recognizing the gross amount billed is appropriate while in others we recognize the net amount retained, depending upon the level of our contractual responsibility for the solution.

Professional Services Revenues

Revenues and costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement when these upfront services do not have standalone value or if revenue otherwise allocable to these elements is contingent upon delivery of other elements in the arrangement. Revenues and costs related to other consulting service agreements are recognized as the services are provided, assuming the separation criteria outlined above are satisfied.

License and Software Related Revenues

The Company recognizes software license and post-contract customer support fees, as well as associated implementation, training, conversion and programming fees in accordance with FASB ASC Subtopic 985-605. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that VSOE of fair value has been established for any undelivered elements in the arrangement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or VSOE of fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. The Company records deferred revenue for all billings invoiced prior to revenue recognition.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Hardware revenue is recognized as a delivered element following the separation and recognition criteria discussed above. The Company generally does not stock in inventory the hardware products sold, but arranges for delivery of hardware from third-party suppliers. The Company evaluates the gross vs. net indicators for these transactions and records the revenue related to hardware transactions on a gross basis as appropriate and the related costs are included in cost of revenue as appropriate if the Company is considered the primary obligor by the customer, bears risk of loss and has latitude in establishing prices on the equipment.

(o)Cost of Revenue and Selling, General and Administrative Expenses

Cost of revenue includes payroll, employee benefits, occupancy costs and other costs associated with personnel employed in customer service and service delivery roles, including program design and development and professional services. Cost of revenue also includes data processing costs, amortization of software, customer relationship intangible assets and depreciation on operating assets.

Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources, finance, risk management and other administrative roles. Selling, general and administrative expenses also include depreciation on non-operating corporate assets, advertising costs and other marketing-related programs.

(p)Stock-Based Compensation Plans

The Company accounts for stock-based compensation plans using the fair value method. Thus, compensation cost is measured based on the fair value of the award at the grant date and is recognized over the service period. Certain of our stock awards also contain performance conditions. In those circumstances, compensation cost is recognized over the service period when it is probable the outcome of that performance condition will be achieved. If the Company concludes at any point prior to completion of the requisite service period that it it not probable that the performance condition will be met, any previously recorded expense would be reversed.

(q)Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local foreign currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The gains and losses resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statements of Equity and Consolidated Statements of Comprehensive Earnings and are excluded from net earnings.

Realized gains or losses resulting from other foreign currency transactions are included in other income.

(r)Management Estimates

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

(s)Provision for Check Guarantee Losses

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss provisions and anticipated recoveries are primarily determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. Check guarantee loss provisions are charged to cost of revenue. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$15.2 million and $15.7 million as of December 31, 2013 and 2012, respectively, related to these estimations. The Company had accrued claims recoverable of $18.6 million and $19.5 million as of December 31, 2013 and 2012, respectively, related to these estimations. In addition, the Company recorded provisions for check guarantee losses, net of anticipated recoveries excluding service fees, of $57.3 million, $54.7 million and $68.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $53.7 million, $53.0 million and $61.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(t)Net Earnings per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2013, 2012 and 2011 are computed using the treasury stock method.

Net earnings and earnings per share for the years ended December 31, 2013, 2012 and 2011 are as follows (in millions, except per share data):

	Year ended December 31,
	2013	2012	2011
Earnings from continuing operations attributable to FIS, net of tax	$491.2	$540.4	$483.1
Earnings (loss) from discontinued operations attributable to FIS, net of tax	1.9	(79.2)	(13.5)
Net earnings attributable to FIS common stockholders	$493.1	$461.2	$469.6
Weighted average shares outstanding — basic	289.7	291.8	300.6
Plus: Common stock equivalent shares	4.5	5.7	6.4
Weighted average shares outstanding — diluted	294.2	297.5	307.0
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.70	$1.85	$1.61
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	0.01	(0.27)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders *	$1.70	$1.58	$1.56
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.67	$1.82	$1.57
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	0.01	(0.27)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders *	$1.68	$1.55	$1.53

* amounts may not sum due to rounding.
Options to purchase approximately 4.2 million, 2.1 million and 7.9 million shares of our common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(u)Certain Reclassifications

Certain reclassifications have been made in the 2012 and 2011 Consolidated Financial Statements to conform to the classifications used in 2013.

(3)    Discontinued Operations

Certain operations are reported as discontinued in the Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011.

 Healthcare Benefit Solutions Business

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

The results of operations of the Healthcare Business, which were previously included in the PSG segment, have been classified as discontinued operations for all periods presented. The Healthcare Business had no revenues during the year ended December 31, 2013, and revenues of $80.5 million and $120.1 million during the years ended December 31, 2012 and 2011, respectively. The following table illustrates the results of operations for the years ended December 31, 2013, 2012 and 2011 for the Healthcare Business (in millions).

	Years ended December 31,
	2013	2012	2011
Pre-tax income from operations	$0.2	$13.8	$17.3
Pre-tax gain on sale	—	22.0	—
Earnings before tax	0.2	35.8	17.3
Tax expense	0.1	83.6	6.6
Healthcare Benefit Solutions Business included in discontinued operations	$0.1	$(47.8)	$10.7

Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. Participacoes had no revenues for the years ended December 31, 2013 and December 31, 2012 and revenues of $11.7 million during the year ended December 31, 2011. Participacoes had expenses of $23.1 million, $47.5 million and $36.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the years ended December 31, 2013, 2012 and 2011 included charges of $15.7 million, $39.1 million and $34.6 million, respectively, to settle claims or increase our provision for potential labor claims. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of December 31, 2013, there are approximately 1,080 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims, which extended through April 2013. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $15.2 million in court ordered deposits, is $29.2 million as of December 31, 2013. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

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

(4)    Components of Other Comprehensive Earnings

The following table shows accumulated other comprehensive earnings ("AOCE") attributable to FIS by component, net of tax, for the year ended December 31, 2013 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other	Total
Balances, December 31, 2012	$(6.1)	$36.3	$(0.2)	$30.0
Other comprehensive gain/(loss) before reclassifications	0.3	(39.3)	0.1	(38.9)
Amounts reclassified from AOCE	3.4	—	(4.4)	(1.0)
Net current period AOCE attributable to FIS	3.7	(39.3)	(4.3)	(39.9)
Balances, December 31, 2013	$(2.4)	$(3.0)	$(4.5)	$(9.9)

The amount reclassified from AOCE for interest rate swap contracts includes $5.5 million recorded as interest expense, reduced by a related $2.1 million provision for income taxes. The additional $(4.4) million reclassification relates to realized gains on available for sale investments. The gain of $(7.0) million was recorded in other income (expense), net with an offsetting tax provision of $(2.6) million. See Note 14 for the tax provision associated with each component of other comprehensive income.

(5)    Related Party Transactions
We are a participant to certain related party agreements described below.
Revenues and Expenses
A detail of related party items included in revenues for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	Years ended December 31,
	2013	2012	2011
Banco Bradesco Brazilian Venture revenue	$296.2	$287.6	$298.9
Banco Bradesco item processing revenue	—	—	1.3
FNF data processing services revenue (1)	—	30.2	43.6
Ceridian data processing and services revenue (1)	—	74.0	57.9
Total related party revenues	$296.2	$391.8	$401.7
A detail of related party items included in selling, general and administrative expenses (net of expense reimbursements) for the years ended December 31, 2012 and 2011 is as follows (in millions). There were no related party expenses for 2013:

	Years ended December 31,
	2012	2011
Administrative corporate support and other services with FNF (1)	$3.4	$4.4
Employee benefits services with Ceridian (1)	0.6	0.3
Total related party expenses	$4.0	$4.7
(1) Through September 30, 2012.

Brazilian Venture
The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco") in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). Upon the exit of one partner bank, certain terms of the Brazilian Venture were subsequently renegotiated between Banco Bradesco and FIS and were memorialized in an Amended Association Agreement in November 2010. Among other things, the payout for the Brazilian Venture Notes was extended over a ten-year period. Additional performance remuneration provisions upon the achievement of targeted account and transaction volumes were renegotiated, for which additional related

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

party payables were recorded as of December 31, 2010, based on management's expectation that the targets will be met. The passage of time and the achievement of certain targets triggered payments to Banco Bradesco of $9.9 million and $27.8 million in 2013 and 2012, respectively. The remaining related party payable was $48.2 million and $59.3 million as of December 31, 2013 and 2012, respectively.

The Brazilian Venture currently processes approximately 51 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios.

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

(6)Acquisitions

The results of operations and financial position of the entities acquired during the years ended December 31, 2013, 2012 and 2011, are included in the Consolidated Financial Statements from and after the date of acquisition. The Company completed a number of acquisitions in 2013, 2012 and 2011 that were not significant, individually or in the aggregate, including mFoundry, Inc. ("mFoundry"), for $115.0 million in March 2013, ProNet Solutions, Inc. ("ProNet") for $22.3 million in October 2012, Integrated Compliance Solutions LLC ("ICS") for $20.2 million in April 2012 and Memento Inc. ("Memento") for $24.9 million in April 2012.

The Capco purchase price in 2010 included cash consideration of $297.8 million at closing plus future contingent consideration valued at $113.7 million based on targeted operating performance in 2013 through 2015. We recorded an additional charge of $85.2 million in December 2013 as a result of amendments to the earn-out provisions based on management's outlook and increased projections of Capco's future results in light of its consistently improving performance. The amendments established a final agreed amount in total cash contingent consideration and number of shares in equity contingent consideration, subject to reduction and forfeiture provisions if operating performance targets are not met. The liability had previously been reduced by $22.3 million in 2011 and increased by $43.9 million in the second quarter of 2013 based on forecasts of achievement of targeted operating performance. No adjustments were required in 2012. The remaining contingent consideration liability, subsequent to the initial payments made in December 2013, is $156.0 million as of December 31, 2013. The remaining payments will be made over the next three years.

In conjunction with the acquisition, Capco and FIS established a New Hires and Promotions Incentive Plan ("NHPP") to attract new employees and to retain and incent existing employees and management. This plan provided for aggregate payments of up to $67.8 million to eligible participants upon achievement of targeted operating performance in 2013 through 2015. The NHPP was amended and restated in December 2013 to: (1) fix the total amount payable at $43.4 million, subject to reduction and forfeiture provisions; (2) establish the named participants and their respective unit allocations; and (3) eliminate

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

any continued service requirements to FIS by the participants after the amendment date. Based on management's expectation that the operating performance measures will be achieved, the liability for the NHPP was adjusted to the present value of the amended total payout, with the resulting increase of $18.1 million recorded in 2013. Prior to the amendment, the expected liability was being expensed over the performance period, which was deemed to equal the service period.

(7)Property and Equipment

Property and equipment as of December 31, 2013 and 2012 consists of the following (in millions):

	2013	2012
Land	$28.1	$28.0
Buildings	182.0	177.7
Leasehold improvements	97.0	98.3
Computer equipment	629.5	546.4
Furniture, fixtures, and other equipment	140.8	125.1
	1,077.4	975.5
Accumulated depreciation and amortization	(638.4)	(556.0)
	$439.0	$419.5

During the year ended December 31, 2013 and 2012, the Company entered into capital lease obligations of $16.9 million and $3.6 million, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Consolidated Balance Sheet as of December 31, 2013. Periodic payments are included in repayment of borrowings on the Consolidated Statements of Cash Flows.

Depreciation and amortization expense on property and equipment, including that recorded under capital leases, amounted to $119.0 million, $117.8 million and $110.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was depreciation and amortization expense on property and equipment of $1.3 million and $2.9 million for the years ended December 31, 2012 and 2011, respectively. There was no depreciation and amortization expense in discontinued operations for 2013.

(8)Goodwill

Changes in goodwill during the years ended December 31, 2013 and 2012 are summarized as follows (in millions):

	FSG	PSG	ISG	Total
Balance, December 31, 2011	$3,908.5	$4,038.8	$595.5	$8,542.8
Goodwill acquired during 2012	40.5	—	2.2	42.7
Goodwill distributed through sale of non-strategic business	—	(205.1)	—	(205.1)
Purchase price and foreign currency adjustments	—	(0.5)	1.6	1.1
Balance, December 31, 2012	3,949.0	3,833.2	599.3	8,381.5
Goodwill acquired during 2013	115.7	—	2.8	118.5
Purchase price and foreign currency adjustments	—	(0.1)	0.1	—
Balance, December 31, 2013	$4,064.7	$3,833.1	$602.2	$8,500.0

In performing the step zero qualitative analysis for 2013, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. As a result, no reporting units were at risk of impairment as of the September 30, 2013 measurement date (see Note 2 (g)).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9)Intangible Assets

Customer relationships intangible assets are obtained as part of acquired businesses and are amortized over their estimated useful lives, generally five to 10 years, using accelerated methods. Trademarks determined to have indefinite lives are not amortized. Certain other trademarks are amortized over periods ranging up to 15 years. As of December 31, 2013 and 2012, trademarks carried at $80.8 million and $81.3 million, respectively, were classified as indefinite lived.

Intangible assets, as of December 31, 2013, consisted of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,688.8	$(1,455.1)	$1,233.7
Trademarks	118.8	(13.2)	105.6
	$2,807.6	$(1,468.3)	$1,339.3

Intangible assets, as of December 31, 2012, consisted of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,843.3	$(1,375.7)	$1,467.6
Trademarks	119.3	(10.7)	108.6
	$2,962.6	$(1,386.4)	$1,576.2

Amortization expense for intangible assets with definite lives was $233.1 million, $246.4 million and $251.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on intangible assets of $5.1 million and $8.5 million for the years ended December 31, 2012 and 2011, respectively. There was no amortization expense in discontinued operations for 2013. During the year ended December 31, 2011, the Company also recorded a pre-tax impairment charge of $9.1 million, related to the Capco trademark in North America.

Estimated amortization of intangibles, including the contract intangible in our Brazilian Venture, which is amortized as a reduction in revenue, for the next five years is as follows (in millions):

2014	$230.6
2015	216.5
2016	196.6
2017	187.4
2018	185.2

(10)    Computer Software

Computer software as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
Software from business acquisitions	$535.6	$525.0
Capitalized software development costs	847.6	760.2
Purchased software	174.3	166.4
Computer software	1,557.5	1,451.6
Accumulated amortization	(701.0)	(604.6)
Computer software, net of accumulated amortization	$856.5	$847.0

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense for computer software was $195.8 million, $195.5 million and $209.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on computer software of $3.1 million and $4.5 million for the years ended December 31, 2012 and 2011, respectively. There was no amortization expense in discontinued operations for 2013.

(11)Deferred Contract Costs

A summary of deferred contract costs as of December 31, 2013 and 2012 was as follows (in millions):

	2013	2012
Installations and conversions in progress	$10.9	$12.0
Installations and conversions completed, net	107.9	123.3
Other, net	88.0	75.9
Total deferred contract costs	$206.8	$211.2

Amortization of deferred contract costs was $66.6 million, $73.0 million and $65.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(12)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
Salaries and incentives	$163.7	$121.4
Accrued benefits and payroll taxes	58.9	54.2
Trade accounts payable	147.0	93.4
Accrued claims and claims payable	26.8	23.7
Accrued interest payable	40.9	59.8
Taxes other than income tax	45.4	51.4
Capco acquisition related liabilities	69.4	—
Other accrued liabilities	215.9	220.7
Total accounts payable and accrued liabilities	$768.0	$624.6

(13)     Long-Term Debt
Long-term debt as of December 31, 2013 and 2012 consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013	2012
Term Loan A-2, quarterly principal amortization (1)	$—	$250.0
Term Loan A-3, quarterly principal amortization (2)	—	2,021.3
Term Loan A-4, quarterly principal amortization (3)	1,962.5	—
Senior Notes due 2017, interest payable semi-annually at 7.625%	—	750.0
Senior Notes due 2018, interest payable semi-annually at 2.000%	250.0	—
Senior Notes due 2020, interest payable semi-annually at 7.875%	500.0	500.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	700.0
Senior Notes due 2023, interest payable semi-annually at 3.500%	1,000.0	—
Revolving Loan, (4)	29.0	126.3
Other	27.1	37.9
	4,468.6	4,385.5
Current portion	(128.8)	(153.9)
Long-term debt, excluding current portion	$4,339.8	$4,231.6
__________________________________________

(1)	The Term Loans A-2 were repaid in full on January 11, 2013 through additional borrowings on our Revolving Loan.

(2)	The Term Loans A-3 were repaid in full on April 23, 2013 and replaced with Term Loans A-4 as discussed below.

(3)
Interest on the Term Loans A-4 is generally payable at LIBOR plus an applicable margin of up to 2.00% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of December 31, 2013, the weighted average interest rate on the Term Loans A-4 was 1.67%.

(4)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.00% plus an unused commitment fee of up to 0.35%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of December 31, 2013, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.50%.

On April 23, 2013, FIS amended and restated its syndicated credit agreement (the “FIS Credit Agreement”). The transaction resulted in the increase of FIS' revolving loan capacity by $850.0 million to $2,000.0 million and the amendment of certain terms and conditions, including the removal of provisions regarding the granting of collateral by FIS and its subsidiaries. As of December 31, 2013, the FIS Credit Agreement provided total committed capital of $3,962.5 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $2,000.0 million maturing on March 30, 2017 (the "Revolving Loan"); and (2) term loans of $1,962.5 million maturing on March 30, 2017 (the "Term Loans A-4"). As of December 31, 2013, the outstanding principal balance of the Revolving Loan was $29.0 million, with $1,970.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

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

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the senior notes' indentures as of December 31, 2013 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Term Loan A-4	2018 Notes	2020 Notes	2022 Notes	2023 Notes	Total
2014	$100.0	$—	$—	$—	$—	$100.0
2015	100.0	—	—	—	—	100.0
2016	100.0	—	—	—	—	100.0
2017	1,662.5	—	—	—	—	1,662.5
2018	—	250.0	—	—	—	250.0
Thereafter	—	—	500.0	700.0	1,000.0	2,200.0
Total	$1,962.5	$250.0	$500.0	$700.0	$1,000.0	$4,412.5

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

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 58% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of December 31, 2013, would be approximately $135.5 million.

The Company capitalized approximately $18.0 million in debt issuance costs with respect to the 2013 FIS Credit Agreement refinancing and the issuance of the 2018 Notes and the 2023 Notes, and wrote off approximately $14.1 million of previously capitalized costs as well as certain transaction fees and expenses of under $2.0 million. Upon the early redemption of the 2017 Notes, the Company also expensed approximately $45.3 million, representing the $51.6 million early-redemption premium offset by the premium reflected in the carrying value of this debt. In connection with a March 2012 refinancing and bond offering, we wrote off certain previously capitalized debt issuance costs and transaction expenses totaling $18.4 million and capitalized $29.3 million of other costs. Debt issuance costs of $45.3 million, net of accumulated amortization, remain capitalized as of December 31, 2013, related to all of the above outstanding debt.

The fair value of the Company’s long-term debt is estimated to be approximately $1.5 million higher than the carrying value as of December 31, 2013. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to December 31, 2013, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of December 31, 2013, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	One Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	One Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	One Month LIBOR (1)	0.58%	(2)
February 1, 2013	February 3, 2014	200.0	One Month LIBOR (1)	0.28%	(2)
February 1, 2013	February 3, 2014	200.0	One Month LIBOR (1)	0.28%	(2)
February 3, 2014	February 1, 2017	400.0	One Month LIBOR (1)	0.89%	(2)
		$1,700.0
___________________________________

(1)	0.17% in effect as of December 31, 2013.

(2)	Does not include the applicable margin and facility fees paid to lenders on term loans and revolving loans as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments is as follows (in millions):

	December 31, 2013		December 31, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$2.5	Accounts payable and accrued liabilities	$1.0
Interest rate swap contracts	Other long-term liabilities	1.9	Other long-term liabilities	9.4
In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to accumulated other comprehensive earnings ("AOCE") within the Consolidated Statements of Comprehensive Earnings and Consolidated Statements of Equity as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans.

A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Comprehensive Earnings and recognized in AOCE for the years ended December 31, 2013, 2012 and 2011 are as follows (in millions):

	Amount of gain (loss) recognized in AOCE on derivatives
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest rate swap contracts	$0.5	$(11.0)	$(15.0)

	Amount of gain (loss) reclassified from AOCE into income
Location of gain (loss) reclassified from AOCE into income	2013	2012	2011
Interest expense	$(5.5)	$(7.7)	$(20.7)

Approximately $2.3 million of the balance in AOCE as of December 31, 2013, is expected to be reclassified into income over the next twelve months.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2013, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(14)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2013, 2012 and 2011 consists of the following (in millions):

	2013	2012	2011
Current provision (benefit):
Federal	$232.2	$183.1	$145.7
State	27.2	38.7	31.7
Foreign	49.6	34.0	52.8
Total current provision	$309.0	$255.8	$230.2
Deferred provision (benefit):
Federal	$0.2	$14.5	$36.9
State	(1.1)	0.8	(7.7)
Foreign	1.1	(0.2)	(27.0)
Total deferred provision	0.2	15.1	2.2
Total provision for income taxes	$309.2	$270.9	$232.4

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
United States	$753.8	$653.2	$611.7
Foreign	71.2	178.0	115.3
Total	$825.0	$831.2	$727.0

Total income tax expense for the years ended December 31, 2013, 2012 and 2011 is allocated as follows (in millions):

	2013	2012	2011
Tax expense per statements of earnings	$309.2	$270.9	$232.4
Tax expense attributable to discontinued operations	2.0	67.4	(5.8)
Unrealized (loss) gain on investments and derivatives	0.4	0.7	0.7
Unrealized (loss) gain on foreign currency translation	(5.8)	(0.4)	(3.2)
Other components of other comprehensive income	(0.1)	(2.0)	(0.3)
Total income tax expense (benefit) allocated to other comprehensive income	(5.5)	(1.7)	(2.8)
Tax benefit from exercise of stock options	(40.4)	(31.1)	(8.1)
Total income tax expense	$265.3	$305.5	$215.7

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	4.6	4.6	4.7
Federal benefit of state taxes	(1.6)	(1.6)	(1.6)
Foreign rate differential	(2.5)	(2.8)	(2.9)
Capco contingent consideration	5.9	—	—
Other	(3.9)	(2.6)	(3.1)
Effective income tax rate	37.5%	32.6%	32.1%

The significant components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 consist of the following (in millions):

	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$155.8	$146.7
Employee benefit accruals	62.0	59.3
Deferred revenue	38.0	43.5
Accruals	30.0	39.0
Foreign tax credit carryforwards	24.4	23.8
Foreign currency translation adjustment	24.4	18.8
State taxes	10.6	11.0
Allowance for doubtful accounts	4.4	4.5
Interest rate swaps	1.5	3.7
Investments	—	19.2
Total gross deferred income tax assets	351.1	369.5
Less valuation allowance	(97.7)	(86.3)
Total deferred income tax assets	253.4	283.2
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	871.6	897.9
Deferred contract costs	82.2	79.2
Depreciation	49.1	54.3
Other	6.8	9.2
Total deferred income tax liabilities	1,009.7	1,040.6
Net deferred income tax liability	$756.3	$757.4

Deferred income taxes have been classified in the Consolidated Balance Sheets as of December 31, 2013 and 2012 as follows (in millions):

	2013	2012
Current assets	$58.9	$55.9
Noncurrent assets (included in other noncurrent assets)	10.5	10.8
Current liabilities (included in accounts payable and accrued liabilities)	2.1	2.3
Noncurrent liabilities	823.6	821.8
Net deferred income tax liability	$756.3	$757.4

Management believes that based on its historical pattern of taxable income, projections of future income, tax planning strategies and other relevant evidence, the Company will produce sufficient income in the future to realize its deferred income

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tax assets. A valuation allowance is established for any portion of a deferred income tax asset for which management believes it is more likely than not that the Company will not be able to realize the benefits of all or a portion of that deferred income tax asset. We also receive periodic assessments from taxing authorities challenging our positions that must be taken into consideration in determining our tax reserves. Resolving these assessments, which may or may not result in additional taxes due, may require an extended period of time. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of deferred income tax asset that is realizable.

As of December 31, 2013 and 2012, the Company had income taxes receivable (payable) of $30.0 million and $(8.1) million, respectively. These amounts are included in other receivables and accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheets.

As of December 31, 2013 and 2012, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $155.8 million and $146.7 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2013 and 2012 of $17.8 million and $12.0 million, respectively, which expire between 2019 and 2033. The Company has a valuation allowance related to these deferred tax assets for state net operating loss carryforwards in the amounts of $11.6 million and $11.9 million as of December 31, 2013 and 2012. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2013 and 2012 of $138.0 million and $134.7 million, respectively. The Company has valuation allowances related to these net operating losses as of December 31, 2013 and 2012 of $86.1 million and $74.4 million, respectively. As of December 31, 2013 and 2012, the Company had foreign tax credit carryforwards of $24.4 million and $23.8 million, respectively, which expire between 2016 and 2022.

Since 2005, the Company has participated in the IRS' Compliance Assurance Process (CAP), which is a real-time continuous audit. The IRS has completed its review for years through 2011. Currently, management believes the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2006. Substantially all state income tax returns have been concluded through 2010.
The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. For those earnings considered to be permanently reinvested outside the United States, a determination of the amount of unrecognized deferred tax liability is not practicable at this time.
As of December 31, 2013 and 2012, the Company had gross unrecognized tax benefits of $29.2 million and $40.4 million of which $19.3 million and $27.0 million would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits as of January 1, 2012	$45.5
Amount of decreases due to lapse of the applicable statute of limitations	(1.4)
Amount of decreases due to settlements	(6.6)
Increases as a result of tax positions taken in a prior period	2.9
Amount of unrecognized tax benefit as of December 31, 2012	40.4
Amount of decreases due to lapse of the applicable statute of limitations	(2.8)
Amount of decreases due to settlements	(12.7)
Increases as a result of tax positions taken in a prior period	4.3
Amount of unrecognized tax benefit as of December 31, 2013	$29.2

The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $3.1 million, $3.7 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total amount of interest and penalties included in the Consolidated Balance Sheets is $12.4 million and $18.9 million as of December 31, 2013 and 2012, respectively. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to the expiration of various statutes of limitation in the next twelve months, an estimated $2.9 million of gross unrecognized tax benefits may be recognized during that twelve month period.

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

   CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc., against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office.  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  The Court denied Plaintiffs' Motion for Summary Judgment. On December 23, 2013, the US Patent Office instituted Defendants’ CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. Additionally, on January 17, 2014, the Court granted Defendants’ Motion to Stay the litigation pending the outcome of the CBM review proceedings. An estimate of a possible loss or range of possible loss, if any, for this litigation cannot be made at this time.
 DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (“DTC”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office.  On December 18, 2013, the Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Indemnifications and Warranties

The Company generally indemnifies its customers, subject to certain limitations and exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated solely with its customers' use of the Company's software applications or services. Historically, the Company has not made any material payments under such indemnifications, but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications. Historically, no material costs have been incurred related to software warranties and no accruals for warranty costs have been made.

Leases

The Company leases certain of its property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2018, and thereafter, in the aggregate, are as follows (in millions):

2014	$61.1
2015	55.4
2016	40.5
2017	27.1
2018	18.8
Thereafter	39.4
Total	$242.3

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $4.7 million per year that renew on a short-term basis. See Note 7 for information on the Company's capital lease obligations.

Rent expense incurred under all operating leases during the years ended December 31, 2013, 2012 and 2011, was $80.0 million, $86.0 million and $93.6 million, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was rent expense of $0.6 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively. There was no rent expense in discontinued operations for 2013.

Data Processing and Maintenance Services Agreements.  The Company has agreements with various vendors, which expire between 2014 and 2023, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $191.6 million as of December 31, 2013. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.

(16)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan (ESPP). Eligible employees may voluntarily purchase, at current market prices, shares of FIS’ common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded expense of $22.0 million, $19.9 million and $17.8 million, respectively, for the years ended December 31, 2013, 2012 and 2011, relating to the participation of FIS employees in the ESPP.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

401(k) Profit Sharing Plan

The Company’s employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded expense of $31.1 million, $28.2 million and $27.1 million, respectively, for the years ended December 31, 2013, 2012 and 2011, relating to the participation of FIS employees in the 401(k) plan.

Stock Compensation Plans

In 2008, the Company adopted the FIS 2008 Omnibus Incentive Plan ("FIS Plan"). On October 1, 2009, in conjunction with the Metavante acquisition, the Company assumed certain vested and unvested options and restricted stock awards that the employees of Metavante held as of the acquisition date in the Amended and Restated Metavante 2007 Equity Incentive Plan ("MV Plan"). On May 29, 2013, the FIS Plan was amended and restated and combined with the MV Plan ("FIS Restated Plan"). The restatement authorized an additional 6.0 million shares for issuances under the plan, which was approved by stockholders in 2013.

A summary of the options granted (all of which vest over three years), outstanding and available for grant under these plans follows (in millions):

	FIS Plan	MV Plan	FIS Restated Plan
Granted in 2012	0.8	1.2	—
Outstanding as of December 31, 2012	7.8	5.8	—
Available for grant as of December 31, 2012	1.8	8.5	—
Granted in 2013	—	—	4.2
Outstanding as of December 31, 2013	—	—	13.5
Available for grant as of December 31, 2013	—	—	11.7

The Company also has fully vested options outstanding related to a previous stock incentive plan as well as options assumed in connection with merger and acquisition transactions and the transaction through which FIS became independent of FNF. As of December 31, 2013 and 2012, there were 0.3 million and 2.2 million options outstanding, respectively, related to these plans that expire over periods through 2017.

The following schedule summarizes the stock option activity for the years ended December 31, 2013, 2012 and 2011 (in millions except for per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Shares	Weighted Average Exercise Price
Balance, December 31, 2010	31.4	$20.99
Granted	3.4	26.02
Exercised	(4.3)	19.29
Cancelled	(0.1)	23.33
Balance, December 31, 2011	30.4	21.78
Granted	2.0	33.97
Exercised	(16.2)	20.62
Cancelled	(0.4)	25.50
Balance, December 31, 2012	15.8	24.39
Granted	4.2	48.64
Exercised	(6.1)	22.64
Cancelled	(0.1)	31.58
Balance, December 31, 2013	13.8	32.49

The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $134.9 million, $202.3 million and $49.1 million, respectively. The Company generally issues shares from treasury stock for stock options exercised.

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2013:

	Outstanding Options				Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2013 (a)	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2013 (a)
	(In millions)			(In millions)	(In millions)			(In millions)
$ 0.00 - $17.29	1.0	2.23	$14.57	$40.3	1.0	2.23	$14.57	$40.3
$17.30 - $22.55	1.9	2.49	21.07	61.7	1.9	2.49	21.07	61.7
$22.56 - $25.66	2.3	4.53	25.53	65.4	1.5	4.36	25.46	43.0
$25.67 - $27.10	2.3	3.79	27.08	59.9	2.3	3.79	27.08	59.9
$27.11 - $34.89	2.1	5.43	33.02	43.3	0.8	5.02	31.82	18.6
$34.90 - $52.19	4.2	6.83	48.64	21.0	—	0.00	—	—
$ 0.00 - $52.19	13.8	4.79	$32.49	$291.6	7.5	3.50	$24.07	$223.5
_________________________

(a)	Intrinsic value is based on a closing stock price as of December 31, 2013 of $53.68.

The weighted average fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was estimated to be $7.85, $8.08 and $7.58, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2013	2012	2011
Risk free interest rate	1.0%	0.6%	0.8%
Volatility	23.3%	35.8%	36.5%
Dividend yield	1.8%	2.4%	0.8%
Weighted average expected life (years)	4.2	4.3	4.5

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

The Company granted a total of 0.8 million restricted stock shares at prices ranging from $36.49 to $52.19 on various dates in 2013. The Company granted a total of 1.3 million restricted stock shares at prices ranging from $30.70 to $34.89 on various dates in 2012. The Company granted a total of 1.4 million restricted stock shares at prices ranging from $24.16 to $31.80 on various dates in 2011. These shares were granted at the closing market price on the date of grant and vest annually over three years. As of December 31, 2013 and 2012, we have approximately 2.3 million and 2.8 million unvested restricted shares remaining.

The Company has provided for total stock compensation expense of $57.4 million, $86.6 million and $64.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation. Of the total stock compensation expense, $4.0 million and $2.8 million for 2013 and 2012, respectively, relates to liability based awards that will not be credited to additional paid in capital until issued.

As of December 31, 2013 and 2012, the total unrecognized compensation cost related to non-vested stock awards is $108.0 million and $96.2 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.7 years and 1.7 years, respectively.

German Pension Plan

Our German operations have unfunded, defined benefit plan obligations. These obligations relate to retirement benefits to be paid to German employees upon retirement. The accumulated benefit obligation as of December 31, 2013 and 2012, was $44.9 million and $39.6 million, respectively, and the projected benefit obligation was $45.9 million and $40.6 million, respectively. The plan remains unfunded as of December 31, 2013.

(17)Concentration of Risk

The Company generates a significant amount of revenue from large customers, however, no individual customer accounted for 10% or more of total revenue in the years ended December 31, 2013, 2012 and 2011.

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

(18)     Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its Guarantor (Note 13) and non-guarantor subsidiaries: (a) the Condensed Consolidating Balance Sheets as of December 31, 2013 and December 31, 2012; (b) the Condensed Consolidating Statements of Earnings and Comprehensive Earnings for the years ended December 31, 2013, 2012 and 2011; and (c) the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011. Each guarantor subsidiary is 100% owned by FIS and all guarantees are full and unconditional as well as joint and several.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$21.5	$172.4	$353.6	$—	$547.5
Settlement deposits	—	327.4	—	—	327.4
Trade receivables, net	—	709.4	278.5	—	987.9
Investment in subsidiaries, intercompany and receivables from related parties	9,305.8	10,846.7	1,083.5	(21,200.2)	35.8
Other current assets	38.1	289.4	125.8	—	453.3
Total current assets	9,365.4	12,345.3	1,841.4	(21,200.2)	2,351.9
Property and equipment, net	6.5	329.3	103.2	—	439.0
Goodwill	—	7,212.7	1,287.3	—	8,500.0
Intangible assets, net	—	993.2	346.1	—	1,339.3
Computer software, net	36.4	656.5	163.6	—	856.5
Other noncurrent assets	63.6	294.5	115.3	—	473.4
Total assets	$9,471.9	$21,831.5	$3,856.9	$(21,200.2)	$13,960.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$184.7	$229.2	$354.1	$—	$768.0
Settlement payables	—	453.0	65.6	—	518.6
Current portion of long-term debt	114.1	13.3	1.4	—	128.8
Deferred revenues	—	172.4	71.2	—	243.6
Other current liabilites	—	—	13.7	—	13.7
Total current liabilities	298.8	867.9	506.0	—	1,672.7
Deferred income taxes	—	778.8	44.8	—	823.6
Long-term debt, excluding current portion	4,333.2	6.3	0.3	—	4,339.8
Other long-term liabilities	2.8	98.8	285.1	—	386.7
Total liabilities	4,634.8	1,751.8	836.2	—	7,222.8
Total equity	4,837.1	20,079.7	3,020.7	(21,200.2)	6,737.3
Total liabilities and equity	$9,471.9	$21,831.5	$3,856.9	$(21,200.2)	$13,960.1

	December 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$18.4	$226.8	$272.4	$—	$517.6
Settlement deposits	—	32.6	—	—	32.6
Trade receivables, net	—	693.9	231.8	—	925.7
Investment in subsidiaries, intercompany and receivables from related parties	9,207.5	9,522.3	1,047.5	(19,735.3)	42.0
Other current assets	21.2	259.6	45.5	—	326.3
Total current assets	9,247.1	10,735.2	1,597.2	(19,735.3)	1,844.2
Property and equipment, net	12.0	328.8	78.7	—	419.5
Goodwill	—	7,205.7	1,175.8	—	8,381.5
Intangible assets, net	—	1,191.4	384.8	—	1,576.2
Computer software, net	39.7	641.9	165.4	—	847.0
Other noncurrent assets	103.2	248.0	130.1	—	481.3
Total assets	$9,402.0	$20,351.0	$3,532.0	$(19,735.3)	$13,549.7
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$110.7	$257.1	$256.8	$—	$624.6
Settlement payables	—	165.6	6.6	—	172.2
Current portion of long-term debt	144.4	7.4	2.1	—	153.9
Deferred revenues	—	224.0	63.3	—	287.3
Other current liabilites	—	—	18.8	—	18.8
Total current liabilities	255.1	654.1	347.6	—	1,256.8
Deferred income taxes	—	820.4	1.4	—	821.8
Long-term debt, excluding current portion	4,224.1	7.2	0.3	—	4,231.6
Other long-term liabilities	29.0	99.7	317.2	—	445.9
Total liabilities	4,508.2	1,581.4	666.5	—	6,756.1
Total equity	4,893.8	18,769.6	2,865.5	(19,735.3)	6,793.6
Total liabilities and equity	$9,402.0	$20,351.0	$3,532.0	$(19,735.3)	$13,549.7

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$4,681.2	$1,389.5	$—	$6,070.7
Operating expenses	231.1	3,501.5	1,273.7	—	5,006.3
Operating income	(231.1)	1,179.7	115.8	—	1,064.4
Other income (expense):
Interest expense, net	(184.2)	(1.5)	(2.5)	—	(188.2)
Other income (expense)	(57.0)	8.6	(2.8)	—	(51.2)
Net earnings (loss) of equity affiliates	833.4	—	—	(833.4)	—
Total other income (expense)	592.2	7.1	(5.3)	(833.4)	(239.4)
Earnings (loss) from continuing operations before income taxes	361.1	1,186.8	110.5	(833.4)	825.0
Provision for income taxes	(154.7)	393.3	70.6	—	309.2
Net earnings (loss) from continuing operations	515.8	793.5	39.9	(833.4)	515.8
Earnings (loss) from discontinued operations, net of tax	1.9	0.2	(15.0)	14.8	1.9
Net earnings (loss)	517.7	793.7	24.9	(818.6)	517.7
Net (earnings) loss attributable to noncontrolling interest	(24.6)	(0.6)	(24.0)	24.6	(24.6)
Net earnings (loss) attributable to FIS common stockholders	$493.1	$793.1	$0.9	$(794.0)	$493.1
Comprehensive earnings (loss) attributable to FIS	$453.2	$788.4	$(44.7)	$(743.7)	$453.2

	Year ended December 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$4,537.2	$1,270.4	$—	$5,807.6
Operating expenses	248.1	3,420.9	1,059.4	—	4,728.4
Operating income	(248.1)	1,116.3	211.0	—	1,079.2
Other income (expense):
Interest expense, net	(218.3)	(1.3)	(3.1)	—	(222.7)
Other income (expense)	(22.9)	(2.2)	(0.2)	—	(25.3)
Net earnings (loss) of equity affiliates	891.2	—	—	(891.2)	—
Total other income (expense)	650.0	(3.5)	(3.3)	(891.2)	(248.0)
Earnings (loss) from continuing operations before income taxes	401.9	1,112.8	207.7	(891.2)	831.2
Provision for income taxes	(158.4)	356.2	73.1	—	270.9
Net earnings (loss) from continuing operations	560.3	756.6	134.6	(891.2)	560.3
Earnings (loss) from discontinued operations, net of tax	(79.2)	(47.7)	(31.5)	79.2	(79.2)
Net earnings (loss)	481.1	708.9	103.1	(812.0)	481.1
Net (earnings) loss attributable to noncontrolling interest	(19.9)	—	(19.9)	19.9	(19.9)
Net earnings (loss) attributable to FIS common stockholders	$461.2	$708.9	$83.2	$(792.1)	$461.2
Comprehensive earnings (loss) attributable to FIS	$448.7	$708.9	$87.6	$(790.3)	$454.9

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$4,367.9	$1,257.7	$—	$5,625.6
Operating expenses	174.8	3,286.3	1,115.0	—	4,576.1
Operating income	(174.8)	1,081.6	142.7	—	1,049.5
Other income (expense):
Interest expense, net	(245.1)	(1.4)	(12.3)	—	(258.8)
Other income (expense)	(40.0)	5.0	(28.7)	—	(63.7)
Net earnings (loss) of equity affiliates	792.4	—	—	(792.4)	—
Total other income (expense)	507.3	3.6	(41.0)	(792.4)	(322.5)
Earnings (loss) from continuing operations before income taxes	332.5	1,085.2	101.7	(792.4)	727.0
Provision for income taxes	(162.1)	376.5	18.0	—	232.4
Net earnings (loss) from continuing operations	494.6	708.7	83.7	(792.4)	494.6
Earnings (loss) from discontinued operations, net of tax	(13.5)	10.7	(24.2)	13.5	(13.5)
Net earnings (loss)	481.1	719.4	59.5	(778.9)	481.1
Net (earnings) loss attributable to noncontrolling interest	(11.5)	0.6	(12.1)	11.5	(11.5)
Net earnings (loss) attributable to FIS common stockholders	$469.6	$720.0	$47.4	$(767.4)	$469.6
Comprehensive earnings (loss) attributable to FIS	$478.7	$721.4	$(8.6)	$(773.5)	$418.0

	Year ended December 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(114.7)	$991.5	$178.5	$5.0	$1,060.3
Cash flows from investing activities	(46.2)	(232.5)	(186.0)	—	(464.7)
Cash flows from financing activities	164.0	(813.4)	108.4	(5.0)	(546.0)
Effect of foreign currency exchange rates on cash	—	—	(19.7)	—	(19.7)
Net increase (decrease) in cash	$3.1	$(54.4)	$81.2	$—	$29.9

	Year ended December 31, 2012
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(243.2)	$1,111.4	$165.8	$12.7	$1,046.7
Cash flows from investing activities	(2.0)	74.4	(95.6)	—	(23.2)
Cash flows from financing activities	244.1	(1,122.3)	(29.9)	(12.7)	(920.8)
Effect of foreign currency exchange rates on cash	—	—	(0.6)	—	(0.6)
Net increase (decrease) in cash	$(1.1)	$63.5	$39.7	$—	$102.1

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2011
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(209.8)	$1,208.0	$198.8	$(25.5)	$1,171.5
Cash flows from investing activities	(20.8)	(239.3)	(39.1)	—	(299.2)
Cash flows from financing activities	242.4	(967.1)	(85.5)	25.5	(784.7)
Effect of foreign currency exchange rates on cash	—	—	(10.1)	—	(10.1)
Net increase (decrease) in cash	$11.8	$1.6	$64.1	$—	$77.5

(19)     Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the year ended December 31, 2013 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$2,344.4	$2,454.9	$1,273.9	$(2.5)	$6,070.7
Operating expenses	1,562.6	1,496.5	1,076.1	871.1	5,006.3
Operating income	$781.8	$958.4	$197.8	$(873.6)	1,064.4
Other income (expense) unallocated					(239.4)
Income from continuing operations					$825.0
Depreciation and amortization	$159.3	$79.7	$75.4	$300.2	$614.6
Capital expenditures	$211.1	$60.3	$71.0	$10.7	$353.1
Total assets	$5,427.9	$5,025.4	$2,013.6	$1,491.0	$13,957.9
Goodwill	$4,064.7	$3,833.1	$602.2	$—	$8,500.0

As of and for the year ended December 31, 2012 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$2,246.4	$2,380.6	$1,180.5	$0.1	$5,807.6
Operating expenses	1,530.2	1,499.4	978.3	720.5	4,728.4
Operating income	$716.2	$881.2	$202.2	$(720.4)	1,079.2
Other income (expense) unallocated					(248.0)
Income from continuing operations					$831.2
Depreciation and amortization	$168.0	$86.8	$73.1	$294.9	$622.8
Capital expenditures	$186.7	$47.6	$50.7	$12.4	$297.4
Total assets	$5,256.0	$4,806.1	$1,841.0	$1,642.9	$13,546.0
Goodwill	$3,949.0	$3,833.2	$599.3	$—	$8,381.5

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

Total assets as of December 31, 2013, 2012 and 2011 exclude $2.2 million, $3.7 million and $2.9 million, respectively related to discontinued operations.

Financial Solutions Group

FSG focuses on serving the technology, processing and outsourcing needs of financial institutions, commercial lenders, finance companies and other businesses in North America. FSG's primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. FSG offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on customer-owned and operated systems. Additionally, the North American operations of Capco provide strategic consulting, technology integration and complex, large-scale transformation services to these clients.

Payment Solutions Group

PSG provides a comprehensive set of services and software for EFT, network, card processing, check image, bill payment and government payments processing for North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks, credit unions and independent community and savings institutions as well as other commercial enterprises and government institutions.

International Solutions Group

ISG offers both financial solutions and payment solutions to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 5) and the operations of Capco outside of North America. Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $358.7 million, $371.6 million and $401.2 million as of December 31, 2013, 2012 and 2011, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

Additional charges of $129.1 million were recorded in 2013 related to the Capco contingent consideration adjustments discussed in Note 6. During 2012, the Company recorded compensation charges of $43.2 million in payments and accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibility or separation from the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company of certain executives. These charges are included in selling, general and administrative expenses in the Corporate and Other segment.

The Company incurred a loss of approximately $13.0 million during the first quarter of 2011 related to unauthorized activities on our Sunrise card-processing platform, as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The loss was recorded in the Corporate and Other segment.

(20)     Other Equity Programs and Stock Rights

Stock Purchase Rights

WPM, L.P., a Delaware limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”) held a stock purchase right for FIS shares that originated from its initial investment in our subsidiary, Metavante. During the year ended December 31, 2012, 0.2 million shares were issued relative to this purchase right. On March 6, 2013, Warburg Pincus sold 19.3 million shares of FIS common stock in a secondary public offering, constituting substantially all its remaining ownership position, other than shares it was still entitled to buy under the purchase right agreement. As of May 23, 2013, in exchange for a cash payment of $4.9 million by FIS to Warburg Pincus, the parties terminated the stock purchase right agreement and the Warburg shareholders agreement, thereby eliminating any further rights and obligations with respect thereto. The cash payment was calculated as the value, on a net settlement exercise basis, of the purchase rights remaining under the agreement on the termination date. This payment was recorded as a reduction to additional paid in capital.

Share Repurchase Program

On January 29, 2014, our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization. Previous share repurchase plans had been authorized on February 7, 2012 of up to $1.0 billion, on October 18, 2011 of up to $500.0 million and on February 4, 2010 of up to 15.0 million shares.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2013	10.7	$44.58	$475.9
December 31, 2012 *	14.0	$32.24	$451.4
December 31, 2011	15.0	$26.61	$399.2
December 31, 2010	1.4	$22.97	$32.2
* Includes the repurchase of 5.7 million shares from WPM, L.P. for $200.0 million, or $35.03 per share, in December 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 6, 2006).
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on February 26, 2013).
3.3	Third Amended and Restated Bylaws of Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 13, 2013).
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

4.6
Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 15, 2013).

4.7
First Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on April 15, 2013).

4.8
Second Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on April 15, 2013).

10.1	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on March 25, 2002).
10.2
Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed on February 17, 2004).

10.3	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.4	Certegy 2002 Bonus Deferral Program Terms and Conditions (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.5	Certegy Inc. Officers' Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 25, 2002).(1)
10.6
Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003 (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed on February 17, 2004).(1)

10.7	Form of Certegy Inc. Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed on March 11, 2005).(1)
10.8	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.10 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.9	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.11 to Current Report on Form 8-K filed on February 6, 2006).(1)
10.10
Amended and Restated Certegy Inc. Stock Incentive Plan, effective as of June 15, 2001 and amended and restated as of October 23, 2006 (incorporated by reference to Annex B to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).(1)

Exhibit No.	Description
10.11
Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, amended and restated as of July 24, 2001 and as of November 12, 2004 and effective as of December 16, 2004 (incorporated by reference to Annex B to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).(1)

10.12
Form of Stock Option Agreement and Notice of Stock Option Grant under Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on March 21, 2005).(1)

10.13
Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, effective as of December 16, 2004 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A of Fidelity National Financial, Inc. filed on November 15, 2004).(1)

10.14
Notice of Stock Option Grant under Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan, effective as of August 19, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Fidelity National Financial, Inc. filed on August 25, 2005).(1)

10.15
Form of Notice of Stock Option Grant and Stock Option Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed on February 27, 2009).(1)

10.16
Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006 (incorporated by reference to Annex C to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006) (1)

10.17	Amended and Restated Metavante 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to FIS's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed on October 1, 2009).(1)
10.18
Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made between November 2007 and October 2008 (incorporated by reference to Exhibit 10.10(a) to Metavante's Current Report on Form 8-K filed on November 6, 2007).(1)

10.19
Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made in November 2008 (incorporated by reference to Exhibit 10.10(b) to Metavante's Annual Report on Form 10-K filed on February 20, 2009).(1)

10.20
Form of Stock Option Agreement for grants made in November 2009 under the Metavante 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K filed on February 26, 2010) (1)

10.21
Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006 (incorporated by reference to Annex D to Amendment No. 1 to Registration Statement on Form S-4 filed on September 19, 2006).(1)

10.22
Form of Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed on March 1, 2007).(1)

10.23
Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Frank R. Martire (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4/A filed on July 20, 2009).(1)

10.24
Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Frank R. Martire (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2009).(1)

10.25
Amended and Restated Employment Agreement, dated as of December 29, 2009, by and among Fidelity National Information Services, Inc. and Gary A. Norcross (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 29, 2009).(1)

10.26
Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Michael D. Hayford (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 3, 2009).(1)

10.27
Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Michael D. Hayford (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4/A filed on July 20, 2009).(1)

10.28
Employment Agreement, dated as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed on October 2, 2009).(1)

Exhibit No.	Description
10.29
Fourth Amendment and Restatement Agreement dated as of April 23, 2013 by and among FIS, the other financial institutions party thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., and Wells Fargo Bank, National Association, as Swing Line Lender, under which the Amended and Restated Credit Agreement dated as of January 18, 2007, and amended and restated as of June 29, 2010, and further amended and restated as of December 19, 2011 and as of March 30, 2012 among FIS, the other borrowers, the parties signatory thereto from time to time as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Bank of America, N.A., and Wells Fargo Bank, National Association as Swing Line Lenders was further amended and restated as the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 24, 2013).

10.30
Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Fidelity National Financial, Inc., Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 27, 2006).

10.31
Cross-Indemnity Agreement, dated as of October 23, 2006 by and between Fidelity National Information Services, Inc. and Fidelity National Title Group, Inc. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 27, 2006).

10.32
Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in October 2010 (incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.33
Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in April, June, September and October 2010 (incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.34
Form of Stock Option grant issued under Amended and Restated Metavante 2007 Equity Incentive Plan - Certificate of Option Agreement for grants made in October 2010 (incorporated by reference to Exhibit 10.70 to Annual Report on Form 10-K filed February 25, 2011) (1).

10.35
Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended May 29, 2013 (incorporated by reference to Annex A to Definitive Proxy Statement on Schedule 14A filed on April 19, 2013 and Current Report on Form 8-K filed on May 29, 2013) (1).

10.36	Capco New Revenue Incentive Program for Executive Officers (incorporated by reference to Exhibit 10.77 to Annual Report on Form 10-K filed February 24, 2012) (1).
10.37	Form of 2011 Award Agreement for Capco New Revenue Incentive Program for Executive Officers (incorporated by reference to Exhibit 10.78 to Annual Report on Form 10-K filed February 24, 2012) (1).
10.38
Acceleration, Change of Role and Non-Competition Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and William P. Foley II (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 4, 2012) (1).

10.39
Amendment No. 1 to Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Frank R. Martire (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 4, 2012) (1).

10.40
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 4, 2012) (1).

10.41
Separation, NonCompetition and Release Agreement, dated December 10, 2012, by and among Fidelity National Information Services, Inc. and Michael D. Hayford (incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K filed on February 26, 2013) (1).

10.42
Employment Agreement, dated as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana (incorporated by reference to Exhibit 10.81 to Annual Report on Form 10-K filed on February 26, 2013) (1).

10.43	Employment Agreement, dated as of October 1, 2009, by and among Fidelity National Information Services, Inc., and Michael P. Oates (1).
10.44	Amendment No. 1 to Employment Agreement, dated as of February 8, 2012, by and among Fidelity National Information Services, Inc., and Michael P. Oates (1).
10.45
Amendment No. 2 to Employment Agreement, dated as of January 29, 2013, by and among Fidelity National Information Services, Inc., and Michael P. Oates (incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K filed on February 26, 2013) (1).

10.46	Employment Agreement, dated as of May 1, 2013, by and between Fidelity National Information Services, Inc., and Peter Smith (1).
10.47	Employment Agreement, dated as of March 7, 2013, by and between Fidelity National Information Services, Inc., and Kirk T. Larsen (1).

Exhibit No.	Description
10.48	Retention Letter Agreement, dated as of April 23, 2013, by and between Fidelity National Information Services, Inc., and Kirk Larsen (1).
10.49	Amendment to Employment Agreement, dated as of April 29, 2013, by and betweem Fidelity National Information Services, Inc., and Kirk T. Larsen (1).
10.50	Amended Employment Agreement, dated as of November 21, 2013, by and between Fidelity National Information Services, Inc., and Kirk Larsen (1).
10.51	Amendment to Employment Agreement, dated as of January 29, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall (1).
10.52	Second Amendment to Employment Agreement, dated as of March 15, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall (1).
10.53	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012 (1).
10.54	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012 (1).
10.55
Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., pursuant to the Amended and Restated Metavante 2007 Equity Incentive Plan for grants made in November 2012 (1).

10.56	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October and December 2013 (1).
10.57	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October and December 2013 (1).
10.58	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October 2013 (1).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1
Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of James W. Woodall Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Frank R. Martire, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of James W. Woodall, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 28, 2014	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2014	By:	/s/ WILLIAM P. FOLEY, II
William P. Foley, II
Vice Chairman of the Board

Date:	February 28, 2014	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
Chairman of the Board and Chief Executive Officer;
Director (Principal Executive Officer)

Date:	February 28, 2014	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President and Chief Operating Officer
Director

Date:	February 28, 2014	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 28, 2014	By:	/s/ PETER J.S. SMITH
Peter J.S. Smith
Corporate Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 28, 2014	By:	/s/ THOMAS M. HAGERTY
Thomas M. Hagerty,
Director

Date:	February 28, 2014	By:	/s/ KEITH W. HUGHES
Keith W. Hughes,
Director

Date:	February 28, 2014	By:	/s/ DAVID K. HUNT
David K. Hunt,
Director

Date:	February 28, 2014	By:	/s/ STEPHAN A. JAMES
Stephan A. James,
Director

Date:	February 28, 2014	By:	/s/ RICHARD N. MASSEY
Richard N. Massey,
Director

Date:	February 28, 2014	By:	/s/ LESLIE M. MUMA
Leslie M. Muma,
Director

Date:	February 28, 2014	By:	/s/ JAMES B. STALLINGS, JR.
James B. Stallings, Jr.
Director