Form 10-Q
period 2014-03-31
Fidelity National Information Services, Inc.
filed 2014-05-07
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of April 30, 2014, 287,797,282 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2014
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	2
B. Condensed Consolidated Statements of Earnings for the three months ended March 31, 2014 and 2013	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2014 and 2013	4
D. Condensed Consolidated Statement of Equity for the three months ended March 31, 2014	5
E. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosure About Market Risks	27
Item 4. Controls and Procedures	28
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$737.7	$547.5
Settlement deposits	444.7	327.4
Trade receivables, net of allowance for doubtful accounts of $21.0 and $16.2 as of March 31, 2014 and December 31, 2013, respectively	987.9	987.9
Settlement receivables	257.2	178.2
Other receivables	19.4	62.1
Due from related parties	34.9	35.8
Prepaid expenses and other current assets	153.7	154.1
Deferred income taxes	52.8	58.9
Total current assets	2,688.3	2,351.9
Property and equipment, net	449.2	439.0
Goodwill	8,500.0	8,500.0
Intangible assets, net	1,288.0	1,339.3
Computer software, net	861.1	856.5
Deferred contract costs, net	206.9	206.8
Other noncurrent assets	277.4	266.6
Total assets	$14,270.9	$13,960.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$653.2	$768.0
Settlement payables	717.0	518.6
Deferred revenues	270.1	243.6
Current portion of long-term debt	49.7	128.8
Due to Brazilian venture partner	14.4	13.7
Total current liabilities	1,704.4	1,672.7
Long-term debt, excluding current portion	4,728.9	4,339.8
Deferred income taxes	810.7	823.6
Due to Brazilian venture partner	36.2	34.5
Deferred revenues	26.7	27.2
Other long-term liabilities	261.6	325.0
Total liabilities	7,568.5	7,222.8
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 600 shares authorized, 387.1 and 387.0 shares issued as of March 31, 2014 and December 31, 2013, respectively	3.9	3.9
Additional paid in capital	7,271.5	7,247.6
Retained earnings	2,427.6	2,341.9
Accumulated other comprehensive earnings (loss)	3.2	(9.9)
Treasury stock, $0.01 par value, 99.3 and 96.4 shares as of March 31, 2014 and December 31, 2013, respectively, at cost	(3,172.1)	(3,003.0)
Total FIS stockholders’ equity	6,534.1	6,580.5
Noncontrolling interest	168.3	156.8
Total equity	6,702.4	6,737.3
Total liabilities and equity	$14,270.9	$13,960.1
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Processing and services revenues (for related party activity, see note 2)	$1,520.3	$1,478.0
Cost of revenues	1,050.0	1,008.0
Gross profit	470.3	470.0
Selling, general, and administrative expenses	186.6	194.9
Operating income	283.7	275.1
Other income (expense):
Interest expense, net	(41.1)	(51.7)
Other income (expense), net	(0.5)	5.1
Total other income (expense), net	(41.6)	(46.6)
Earnings from continuing operations before income taxes	242.1	228.5
Provision for income taxes	80.6	75.2
Earnings from continuing operations, net of tax	161.5	153.3
Earnings (loss) from discontinued operations, net of tax	(0.4)	(3.9)
Net earnings	161.1	149.4
Net (earnings) loss attributable to noncontrolling interest	(6.6)	(5.3)
Net earnings attributable to FIS common stockholders	$154.5	$144.1
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.54	$0.51
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — basic attributable to FIS common stockholders *	$0.54	$0.50
Weighted average shares outstanding — basic	288.0	291.0
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.53	$0.50
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.53	$0.49
Weighted average shares outstanding — diluted	291.9	295.5
Cash dividends paid per share	$0.24	$0.22
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$154.9	$148.0
Earnings (loss) from discontinued operations, net of tax	(0.4)	(3.9)
Net earnings attributable to FIS common stockholders	$154.5	$144.1
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended March 31,
	2014		2013
Net earnings		$161.1		$149.4
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(0.9)		$(1.2)
Reclassification adjustment for (gains) losses included in net earnings	1.6		1.7
Unrealized gain (loss) on investments and derivatives, net	0.7		0.5
Foreign currency translation adjustments	18.2		(7.2)
Other comprehensive earnings (loss), before tax:	18.9		(6.7)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	0.2		0.8
Other comprehensive earnings (loss), net of tax	$18.7	18.7	$(7.5)	(7.5)
Comprehensive earnings:		179.8		141.9
Net (earnings) loss attributable to noncontrolling interest		(6.6)		(5.3)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(5.6)		(1.5)
Comprehensive earnings attributable to FIS common stockholders		$167.6		$135.1

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Three months ended March 31, 2014
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2013	387.0	(96.4)	$3.9	$7,247.6	$2,341.9	$(9.9)	$(3,003.0)	$156.8	$6,737.3
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Exercise of stock options	—	0.5	—	(3.0)	—	—	15.3	—	12.3
Treasury shares held for taxes due upon exercise of stock options	—	(0.2)	—	—	—	—	(9.4)	—	(9.4)
Excess income tax benefit from exercise of stock options	—	—	—	8.5	—	—	—	—	8.5
Stock-based compensation	—	—	—	13.3	—	—	—	—	13.3
Cash dividends paid ($0.24 per share per quarter) and other distributions	—	—	—	—	(68.8)	—	—	(0.7)	(69.5)
Purchases of treasury stock	—	(3.2)	—	—	—	—	(175.0)	—	(175.0)
Other	—	—	—	5.1	—	—	—	—	5.1
Net earnings	—	—	—	—	154.5	—	—	6.6	161.1
Other comprehensive earnings, net of tax	—	—	—	—	—	13.1	—	5.6	18.7
Balances, March 31, 2014	387.1	(99.3)	$3.9	$7,271.5	$2,427.6	$3.2	$(3,172.1)	$168.3	$6,702.4
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$161.1	$149.4
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	152.6	153.2
Amortization of debt issue costs	2.6	2.8
Gain on mFoundry acquisition	—	(9.2)
Stock-based compensation	13.3	13.2
Deferred income taxes	(6.7)	(15.4)
Excess income tax benefit from exercise of stock options	(8.5)	(4.0)
Other operating activities	(0.6)	—
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	15.3	(12.0)
Settlement activity	2.5	(13.9)
Prepaid expenses and other assets	(13.0)	(35.1)
Deferred contract costs	(16.6)	(19.7)
Deferred revenue	25.9	(8.3)
Accounts payable, accrued liabilities, and other liabilities	(105.3)	6.5
Net cash provided by operating activities	222.6	207.5

Cash flows from investing activities:
Additions to property and equipment	(37.9)	(31.0)
Additions to computer software	(52.0)	(42.7)
Acquisitions, net of cash acquired, and equity investments	—	(115.0)
Other investing activities, net	8.5	(7.0)
Net cash used in investing activities	(81.4)	(195.7)

Cash flows from financing activities:
Borrowings	1,839.0	2,206.3
Repayment of borrowings	(1,529.6)	(1,990.1)
Excess income tax benefit from exercise of stock options	8.5	4.0
Proceeds from exercise of stock options	12.8	18.8
Treasury stock activity	(203.1)	(105.3)
Dividends paid	(69.5)	(64.8)
Other financing activities, net	(15.7)	(0.7)
Net cash provided by financing activities	42.4	68.2
Effect of foreign currency exchange rate changes on cash	6.6	(7.0)
Net increase in cash and cash equivalents	190.2	73.0
Cash and cash equivalents, beginning of period	547.5	517.6
Cash and cash equivalents, end of period	$737.7	$590.6

Supplemental cash flow information:
Cash paid for interest	$48.7	$80.8
Cash paid for income taxes	$25.3	$28.5
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

(1) Basis of Presentation
The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2013 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2014.
We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 12).

(2) Related Party Transactions

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco") in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The Company recorded Banco Bradesco Brazilian Venture revenues of $67.0 million and $75.1 million during the three months ended March 31, 2014 and 2013, respectively, relating to these services.

(3) Unaudited Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three months ended March 31, 2014 and 2013 are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the earnings per share attributable to FIS common stockholders for the three months ended March 31, 2014 and 2013 (in millions, except per share amounts):

	Three months ended March 31,
	2014	2013
Earnings from continuing operations attributable to FIS, net of tax	$154.9	$148.0
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(0.4)	(3.9)
Net earnings attributable to FIS common stockholders	$154.5	$144.1
Weighted average shares outstanding — basic	288.0	291.0
Plus: Common stock equivalent shares	3.9	4.5
Weighted average shares outstanding — diluted	291.9	295.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.54	$0.51
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — basic attributable to FIS common stockholders *	$0.54	$0.50
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.53	$0.50
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.53	$0.49

* Amounts may not sum due to rounding.
Options to purchase approximately 4.1 million and 1.7 million shares of our common stock for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations

Certain operations are reported as discontinued in the Condensed Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2014 and 2013.

 Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. There were no revenues for the 2014 and 2013 periods. Participacoes had expenses of $0.5 million and $6.0 million for the three months ended March 31, 2014 and 2013, respectively. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the three months ended March 31, 2014 and 2013 included charges of $(0.1) million and $3.6 million, respectively, to settle claims or increase our provision for potential labor claims. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of March 31, 2014, there were approximately 940 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims, which extended through April 2013. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $15.2 million in court ordered deposits, is $26.0 million as of March 31, 2014. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

(5) Changes in Accumulated Other Comprehensive Earnings (Losses)

The following table shows accumulated other comprehensive earnings ("AOCE") by component, net of tax, for the three months ended March 31, 2014 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other	Total
Balances, December 31, 2013	$(2.4)	$(3.0)	$(4.5)	$(9.9)
Other comprehensive gain/(loss) before reclassifications	(0.6)	12.7	—	12.1
Amounts reclassified from AOCE	1.0	—	—	1.0
Net current period AOCE attributable to FIS	0.4	12.7	—	13.1
Balances, March 31, 2014	$(2.0)	$9.7	$(4.5)	$3.2

The amount reclassified from AOCE for interest rate swap contracts includes $1.6 million recorded as interest expense, reduced by a related $0.6 million provision for income taxes.

The table below summarizes our provision for income tax expense (benefit) related to items of other comprehensive earnings (in millions):

	Three months ended March 31,
	2014	2013

Unrealized gain (loss) on investments and derivatives	$0.3	$0.2
Foreign currency translation adjustments	(0.1)	0.2
Other components of other comprehensive earnings (loss)	—	0.4
Provision for income tax expense (benefit) related to items of other comprehensive earnings	$0.2	$0.8

(6) Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014			December 31, 2013
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,112.6	$663.4	$449.2	$1,077.4	$638.4	$439.0
Intangible assets	$2,743.9	$1,455.9	$1,288.0	$2,807.6	$1,468.3	$1,339.3
Computer software	$1,535.4	$674.3	$861.1	$1,557.5	$701.0	$856.5

The Company entered into capital lease obligations of $0.4 million and $1.7 million during the three months ended March 31, 2014 and 2013, respectively. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2014. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Settlement Activity

Settlement deposits represent funds we hold that were drawn from our customers to facilitate our settlement activities and, as of March 31, 2014, included $75.0 million of short-term investments in certificates of deposit with original maturities of greater than 90 days. These certificates of deposit are Level 2 type securities in the fair-value hierarchy. Settlement payables consist of settlement deposits from customers, settlement payables to third parties and outstanding checks related to our

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the balance sheet and in operating cash flows on the statement of cash flows.

(7) Long-Term Debt
Long-term debt as of March 31, 2014 and December 31, 2013, consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Term Loans A-4, quarterly principal amortization (1)	1,862.5	1,962.5
Senior Notes due 2018, interest payable semi-annually at 2.000%	250.0	250.0
Senior Notes due 2020, interest payable semi-annually at 7.875%	500.0	500.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	700.0
Senior Notes due 2023, interest payable semi-annually at 3.500%	1,000.0	1,000.0
Revolving Loan (2)	443.0	29.0
Other	23.1	27.1
	4,778.6	4,468.6
Current portion	(49.7)	(128.8)
Long-term debt, excluding current portion	$4,728.9	$4,339.8
__________________________________________

(1)
Interest on the Term Loans A-4 is generally payable at LIBOR plus an applicable margin of up to 2.00% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of March 31, 2014, the weighted average interest rate on the Term Loans A-4 was 1.40%.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.00% plus an unused commitment fee of up to 0.35%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of March 31, 2014, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.25%.

FIS is a party to a syndicated credit agreement (the "FIS Credit Agreement"), which as of March 31, 2014, provided total committed capital of $3,862.5 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $2,000.0 million maturing on March 30, 2017 (the "Revolving Loan"); and (2) term loans of $1,862.5 million maturing on March 30, 2017 (the "Term Loans A-4"). As of March 31, 2014, the outstanding principal balance of the Revolving Loan was $443.0 million, with $1,556.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreement and under all its outstanding senior notes rank equal in priority, are unsecured and are guaranteed by substantially all of the domestic subsidiaries of FIS. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following table summarizes the mandatory principal payments pursuant to the FIS Credit Agreement and the senior notes' indentures as of March 31, 2014 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan	2018	2020	2022	2023
	A-4	Notes	Notes	Notes	Notes	Total
2014	$—	$—	$—	$—	$—	$—
2015	100.0	—	—	—	—	100.0
2016	100.0	—	—	—	—	100.0
2017	1,662.5	—	—	—	—	1,662.5
2018	—	250.0	—	—	—	250.0
Thereafter	—	—	500.0	700.0	1,000.0	2,200.0
Total	$1,862.5	$250.0	$500.0	$700.0	$1,000.0	$4,312.5

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

FIS may redeem some or all of the 2020 Notes and the 2022 Notes on or before July 14, 2017 and May 14, 2020, respectively, at specified premiums to par, and thereafter at par, as outlined in the respective indenture agreements. FIS may also redeem the 2018 Notes and the 2023 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption; provided no make-whole amount will be paid for redemptions on the 2023 Notes during the three months prior to their maturity.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 58% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of March 31, 2014, would be approximately $107.0 million.

Debt issuance costs of $42.9 million, net of accumulated amortization, remain capitalized as of March 31, 2014, related to all of the above outstanding debt.

The fair value of the Company’s long-term debt is estimated to be approximately $25.6 million higher than the carrying value as of March 31, 2014. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to March 31, 2014, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of March 31, 2014, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
September 1, 2011	September 1, 2014	$150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$1,300.0
___________________________________

(1)	0.15% in effect as of March 31, 2014.

(2)	Does not include the applicable margin and facility fees paid to lenders on the Term Loans and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments as of March 31, 2014 and December 31, 2013, is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2014		December 31, 2013
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$1.7	Accounts payable and accrued liabilities	$2.5
Interest rate swap contracts	Other long-term liabilities	$2.2	Other long-term liabilities	$1.9

In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to accumulated other comprehensive earnings ("AOCE") within the Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and Condensed Consolidated Statements of Equity as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans for hedged notional amounts.

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	March 31,		reclassified from	March 31,
relationships	2014	2013	AOCE into income	2014	2013
Interest rate swap contracts	$(1.1)	$—	Interest expense	$(1.6)	$(1.7)

Approximately $1.9 million of the balance in AOCE as of March 31, 2014, is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2014, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(8) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its guarantor and non-guarantor subsidiaries: (a) the Condensed Consolidating Balance Sheets as of March 31, 2014 and December 31, 2013; (b) the Condensed Consolidating Statements of Earnings and Comprehensive Earnings for the three months ended March 31, 2014 and 2013; and (c) the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2014 and 2013. Each guarantor subsidiary is 100% owned by FIS and all guarantees are full and unconditional as well as joint and several.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Balance Sheets
	March 31, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$23.1	$269.3	$445.3	$—	$737.7
Settlement deposits	—	444.7	—	—	444.7
Trade receivables, net	—	717.7	270.2	—	987.9
Investment in subsidiaries, intercompany and receivables from related parties	9,532.1	11,037.9	945.3	(21,480.4)	34.9
Other current assets	11.0	253.8	218.3	—	483.1
Total current assets	9,566.2	12,723.4	1,879.1	(21,480.4)	2,688.3
Property and equipment, net	6.0	326.4	116.8	—	449.2
Goodwill	—	7,212.7	1,287.3	—	8,500.0
Intangible assets, net	—	943.7	344.3	—	1,288.0
Computer software, net	39.3	656.2	165.6	—	861.1
Other noncurrent assets	61.0	306.2	117.1	—	484.3
Total assets	$9,672.5	$22,168.6	$3,910.2	$(21,480.4)	$14,270.9
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$103.8	$216.4	$333.0	$—	$653.2
Settlement payables	—	550.6	166.4	—	717.0
Current portion of long-term debt	39.1	10.0	0.6	—	49.7
Deferred revenues	—	192.1	78.0	—	270.1
Other current liabilities	—	—	14.4	—	14.4
Total current liabilities	142.9	969.1	592.4	—	1,704.4
Deferred income taxes	—	767.6	43.1	—	810.7
Long-term debt, excluding current portion	4,722.4	6.2	0.3	—	4,728.9
Other long-term liabilities	4.8	98.0	221.7	—	324.5
Total liabilities	4,870.1	1,840.9	857.5	—	7,568.5
Total equity	4,802.4	20,327.7	3,052.7	(21,480.4)	6,702.4
Total liabilities and equity	$9,672.5	$22,168.6	$3,910.2	$(21,480.4)	$14,270.9

	Condensed Consolidating Balance Sheets
	December 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$21.5	$172.4	$353.6	$—	$547.5
Settlement deposits	—	327.4	—	—	327.4
Trade receivables, net	—	709.4	278.5	—	987.9
Investment in subsidiaries, intercompany and receivables from related parties	9,305.8	10,846.7	1,083.5	(21,200.2)	35.8
Other current assets	38.1	289.4	125.8	—	453.3
Total current assets	9,365.4	12,345.3	1,841.4	(21,200.2)	2,351.9
Property and equipment, net	6.5	329.3	103.2	—	439.0
Goodwill	—	7,212.7	1,287.3	—	8,500.0
Intangible assets, net	—	993.2	346.1	—	1,339.3
Computer software, net	36.4	656.5	163.6	—	856.5
Other noncurrent assets	63.6	294.5	115.3	—	473.4
Total assets	$9,471.9	$21,831.5	$3,856.9	$(21,200.2)	$13,960.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$184.7	$229.2	$354.1	$—	$768.0
Settlement payables	—	453.0	65.6	—	518.6
Current portion of long-term debt	114.1	13.3	1.4	—	128.8
Deferred revenues	—	172.4	71.2	—	243.6
Other current liabilites	—	—	13.7	—	13.7
Total current liabilities	298.8	867.9	506.0	—	1,672.7
Deferred income taxes	—	778.8	44.8	—	823.6
Long-term debt, excluding current portion	4,333.2	6.3	0.3	—	4,339.8
Other long-term liabilities	2.8	98.8	285.1	—	386.7
Total liabilities	4,634.8	1,751.8	836.2	—	7,222.8
Total equity	4,837.1	20,079.7	3,020.7	(21,200.2)	6,737.3
Total liabilities and equity	$9,471.9	$21,831.5	$3,856.9	$(21,200.2)	$13,960.1

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Three months ended March 31, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,174.5	$345.8	$—	$1,520.3
Operating expenses	47.3	895.3	294.0	—	1,236.6
Operating income	(47.3)	279.2	51.8	—	283.7
Other income (expense):
Interest expense, net	(42.8)	(0.6)	2.3	—	(41.1)
Other income (expense)	(0.3)	(0.4)	0.2	—	(0.5)
Net earnings (loss) of equity affiliates	220.6	—	—	(220.6)	—
Total other income (expense)	177.5	(1.0)	2.5	(220.6)	(41.6)
Earnings (loss) from continuing operations before income taxes	130.2	278.2	54.3	(220.6)	242.1
Provision (benefit) for income taxes	(31.3)	96.5	15.4	—	80.6
Net earnings (loss) from continuing operations	161.5	181.7	38.9	(220.6)	161.5
Earnings (loss) from discontinued operations, net of tax	(0.4)	—	(0.4)	0.4	(0.4)
Net earnings (loss)	161.1	181.7	38.5	(220.2)	161.1
Net (earnings) loss attributable to noncontrolling interest	(6.6)	0.1	(6.7)	6.6	(6.6)
Net earnings (loss) attributable to FIS common stockholders	$154.5	$181.8	$31.8	$(213.6)	$154.5
Comprehensive earnings (loss) attributable to FIS	$167.6	$181.6	$43.7	$(225.3)	$167.6

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Three months ended March 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,159.4	$318.6	$—	$1,478.0
Operating expenses	61.5	866.4	275.0	—	1,202.9
Operating income	(61.5)	293.0	43.6	—	275.1
Other income (expense):
Interest expense, net	(50.2)	(0.4)	(1.1)	—	(51.7)
Other income (expense)	9.6	0.1	(4.6)	—	5.1
Net earnings (loss) of equity affiliates	222.3	—	—	(222.3)	—
Total other income (expense)	181.7	(0.3)	(5.7)	(222.3)	(46.6)
Earnings (loss) from continuing operations before income taxes	120.2	292.7	37.9	(222.3)	228.5
Provision (benefit) for income taxes	(33.1)	94.9	13.4	—	75.2
Net earnings (loss) from continuing operations	153.3	197.8	24.5	(222.3)	153.3
Earnings (loss) from discontinued operations, net of tax	(3.9)	0.1	(4.0)	3.9	(3.9)
Net earnings (loss)	149.4	197.9	20.5	(218.4)	149.4
Net (earnings) loss attributable to noncontrolling interest	(5.3)	0.2	(5.5)	5.3	(5.3)
Net earnings (loss) attributable to FIS common stockholders	$144.1	$198.1	$15.0	$(213.1)	$144.1
Comprehensive earnings (loss) attributable to FIS	$135.1	$198.5	$6.4	$(204.9)	$135.1

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Three months ended March 31, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(52.6)	$284.2	$(3.2)	$(5.8)	$222.6
Cash flows from investing activities	1.4	(58.6)	(24.2)	—	(81.4)
Cash flows from financing activities	52.8	(128.7)	112.5	5.8	42.4
Effect of foreign currency exchange rates on cash	—	—	6.6	—	6.6
Net increase (decrease) in cash	$1.6	$96.9	$91.7	$—	$190.2

	Condensed Consolidating Statements of Cash Flows
	Three months ended March 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(48.8)	$227.8	$16.4	$12.1	$207.5
Cash flows from investing activities	(0.1)	(61.1)	(134.5)	—	(195.7)
Cash flows from financing activities	38.8	(194.6)	236.1	(12.1)	68.2
Effect of foreign currency exchange rates on cash	—	—	(7.0)	—	(7.0)
Net increase (decrease) in cash	$(10.1)	$(27.9)	$111.0	$—	$73.0

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

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (“DTC”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  On December 18, 2013, the Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.   On April 4, 2014, the Company filed an Emergency Motion to Stay the case pending the Court's ruling on the underlying Motion to Stay in order to obtain relief from the aggressive schedule imposed by the Court. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. The trial is currently scheduled for April 13, 2015. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

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

(11) Share Repurchase Program

On January 29, 2014 our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,825.0 million of plan capacity remained available for repurchases as of March 31, 2014. The table below summarizes quarterly share repurchase activity for 2014 and 2013 under all plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Three months ended	shares purchased	paid per share	plans or programs
March 31, 2014	3.2	$54.31	$175.0
December 31, 2013	2.5	$50.73	$125.7
September 30, 2013	2.7	$46.69	$124.9
June 30, 2013	2.8	$44.25	$125.0
March 31, 2013	2.7	$37.17	$100.4

(12) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended March 31, 2014 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$586.8	$619.5	$314.4	$(0.4)	$1,520.3
Operating expenses	399.8	384.0	275.0	177.8	1,236.6
Operating income	$187.0	$235.5	$39.4	$(178.2)	283.7
Other income (expense) unallocated					(41.6)
Income from continuing operations before income taxes					$242.1
Depreciation and amortization	$39.9	$19.9	$19.6	$73.2	$152.6
Capital expenditures (1)	$41.2	$19.3	$24.0	$5.8	$90.3
Total assets (2)	$5,471.1	$5,232.6	$2,174.4	$1,390.1	$14,268.2
Goodwill	$4,064.7	$3,833.1	$602.2	$—	$8,500.0

As of and for the three months ended March 31, 2013 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$575.3	$611.8	$291.6	$(0.7)	$1,478.0
Operating expenses	386.9	373.3	251.3	191.4	1,202.9
Operating income	$188.4	$238.5	$40.3	$(192.1)	275.1
Other income (expense) unallocated					(46.6)
Income from continuing operations before income taxes					$228.5
Depreciation and amortization	$39.2	$19.8	$18.8	$75.4	$153.2
Capital expenditures (1)	$40.6	$14.4	$17.4	$3.0	$75.4
Total assets (2)	$5,433.2	$4,715.4	$1,925.8	$1,622.4	$13,696.8
Goodwill	$4,058.0	$3,833.1	$596.1	$—	$8,487.2

(1)	Capital expenditures for the three months ended March 31, 2014 and 2013 include $0.4 million and $1.7 million, respectively of capital leases.

(2)	Total assets as of March 31, 2014 and 2013 exclude $2.7 million and $2.4 million related to discontinued operations.

Financial Solutions Group

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

Payment Solutions Group

PSG provides a comprehensive set of services and software for EFT, network, card processing, check image, bill payment and government payment processing for North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks, credit unions and independent community and savings institutions as well as other commercial enterprises and government institutions.

International Solutions Group

ISG offers similar services, solutions and strategic consulting summarized above for FSG and PSG to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 2). Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $375.9 million and $368.1 million as of March 31, 2014 and 2013, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

(13) Acquisitions

We completed a number of acquisitions in 2014 and 2013 that were not significant, individually or in the aggregate. The largest among these was mFoundry.

mFoundry

In March 2013, we completed the acquisition of mFoundry, Inc. ("mFoundry"), paying $115.0 million, net of cash acquired, for the remaining interest that we did not already own. mFoundry is a leading provider of mobile banking and payment solutions for financial institutions and retailers. Owning underlying technology that enables mobile commerce is expected to enhance our strategic positioning as the mobile channel continues to expand, and to enable us to leverage our capabilities over a broader customer base.   The acquisition of the remaining interest resulted in a $9.2 million pretax gain on our pre-acquisition investment in mFoundry, which is included in Other Income (Expense) in the Condensed Consolidated Statements of Earnings(Unaudited) for the 2013 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation and its subsidiaries.

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

•
and other risks detailed elsewhere in the “Statement Regarding Forward-Looking Information,” “Risk Factors” section and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, this Form 10-Q and our other filings with the Securities and Exchange Commission.

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
We see in particular a market opportunity in large global financial institutions, where we believe we can couple our strategic consulting and transformation services with outsourced technology, services and solutions to help these institutions achieve their business goals. These large institutions are subject to the pressures described above that are generating revenue for our consulting services, and moreover appear poised to increase technology spending to meet competitive pressures after a slowdown during the recent financial crisis years. We are investing in management, sales and account management resources to pursue this market opportunity. Our current target is to invest an incremental $30 million in this initiative in 2014.
Mobile banking is growing in popularity as consumers embrace the convenience and increasingly digital-savvy consumers grow in proportion to the banked population. We expect this trend to continue and grow. We continue to focus and invest in adapting and developing new mobile solutions to assist our customers with this transition.
We expect to see more demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. We believe mobile payments will grow and partially replace existing payment tender volumes over time. This presents both a growth opportunity and a risk to us as the market develops. Mobile payment volume does not yet represent a significant amount of the payments market and it is unclear which technology or service will be the dominant solution. Additionally, new non-traditional payments competitors are investing in and innovating mobile payment technologies to address the emerging market opportunity. Although we cannot predict which mobile payment technology or solution will be the most successful, we cautiously believe our customer relationships, payments infrastructure and experience, adapted solutions and emerging solutions are well positioned to maintain or grow our customers' existing payment volumes. The growing risk of identity theft and fraud has also led to an increased demand for risk management solutions and we are focused on solutions to address this trend.

Card transactions continue to grow as a percentage of overall payment volumes as consumers shift payments to cards from checks and cash. We have invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards, often referred to as smart cards or chip cards, so we can guide our customers through this anticipated technology transition, sustain and grow our card driven businesses. We continue to monitor the impacts of regulation on the payment card industry and the Durbin amendment in particular. To date, the impact of the Durbin amendment on our card payment volumes is insignificant. We continuously monitor the marketplace as it adapts to the Durbin amendment and its ongoing regulatory developments, but are unable to determine at this time whether there will be a significant favorable or unfavorable impact on our payment card businesses in the future.
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
While we are cautious regarding broader economic improvement, we expect banks to continue investing in new technology and believe we are well positioned to capitalize as the overall market continues to recover. We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity. As a whole, consolidation activity is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or we are not the merging parties' provider of core or payment processing, or if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. Our standard contractual terms include provisions for the payment to us of liquidated damages in the event of an early termination of a processing agreement. We further seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions on a constant currency basis during the three months ended March 31, 2014, including Latin America, Europe and Asia. We expect this growth trend to continue as the result of the addition of new, large-scale outsourcing clients in all of these regions in 2013 and the opportunities we see for similar arrangements.  Demand for our solutions may also be created in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by  growth in the middle classes in these markets leading to the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in Germany, France and the United Kingdom.

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

As a Multi-Regional Data Processing Servicer (MDPS), FIS continues to be examined by and have regular interaction with the federal agencies that regulate financial institutions. These regulators have the authority to take actions they deem necessary to protect the safety and soundness of the financial institutions they regulate. Such actions, if taken, could have a material adverse impact on our business. FIS regularly reports to its regulators and to its clients regarding the Company's efforts to enhance its information security and risk management technology, programs and procedures. We are unable to predict with certainty what, if any, communications or actions our regulators will have or take with our regulated financial institution clients with respect to our risk management and information security. We are also unable to predict the effect that any such communications or actions may have on our business.

FIS remains focused on continued strategic investments in information security to protect its clients and its information systems. This includes both capital expenditures and operating expense on hardware, software, personnel and consulting services.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Transactions with Related Parties

See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-month periods ended March 31, 2014 and 2013

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2014	2013
Processing and services revenues	$1,520.3	$1,478.0
Cost of revenues	1,050.0	1,008.0
Gross profit	470.3	470.0
Selling, general, and administrative expenses	186.6	194.9
Operating income	283.7	275.1
Other income (expense):
Interest expense, net	(41.1)	(51.7)
Other income (expense), net	(0.5)	5.1
Total other income (expense), net	(41.6)	(46.6)
Earnings from continuing operations before income taxes	242.1	228.5
Provision for income taxes	80.6	75.2
Earnings from continuing operations, net of tax	161.5	153.3
Earnings (loss) from discontinued operations, net of tax	(0.4)	(3.9)
Net earnings	161.1	149.4
Net (earnings) loss attributable to noncontrolling interest	(6.6)	(5.3)
Net earnings attributable to FIS	$154.5	$144.1
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.54	$0.51
Net earnings (loss) per share — basic from discontinued operations attributable FIS common stockholders	—	(0.01)
Net earnings per share — basic attributable to FIS common stockholders	$0.54	$0.50
Weighted average shares outstanding — basic	288.0	291.0
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.53	$0.50
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders	$0.53	$0.49
Weighted average shares outstanding — diluted	291.9	295.5
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$154.9	$148.0
Earnings (loss) from discontinued operations, net of tax	(0.4)	(3.9)
Net earnings attributable to FIS	$154.5	$144.1

 Processing and Services Revenues

Processing and services revenues totaled $1,520.3 million and $1,478.0 million during the three-month periods ended March 31, 2014 and 2013, respectively. The increase in revenue of $42.3 million, or 2.9%, during the three-month period ended March 31, 2014 as compared to the 2013 period is attributable to increased demand for professional and consulting services, incremental revenues from 2013 acquisitions and growth from our international operations resulting from our expanded presence across Europe, Latin America and Asia. The three-month period ended March 31, 2014 included $15.7 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar as compared to 2013.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,050.0 million and $1,008.0 million during the three-month periods ended March 31, 2014 and 2013, respectively, resulting in gross profit of $470.3 million and $470.0 million during the three-month periods ended March 31, 2014 and 2013, respectively. Gross profit as a percentage of revenues was 30.9% and 31.8% during the three-month periods ended March 31, 2014 and 2013. This reduction in gross profit percentage during the three-month period ended March 31, 2014 was largely attributable to a change in revenue mix reflecting an increase in professional services as a percentage of overall revenue and a reduction in termination fees and license revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $186.6 million and $194.9 million during the three-month periods ended March 31, 2014 and 2013, respectively. A decrease in spending for consulting services, as well as lower legal fees and compensation, accounted for the decrease of $8.3 million during the three-month period ended March 31, 2014 as compared to 2013.

Operating Income

Operating income totaled $283.7 million and $275.1 million during the three-month periods ended March 31, 2014 and 2013, respectively. Operating income as a percentage of revenue (“operating margin”) was 18.7% and 18.6% during the three-month periods ended March 31, 2014 and 2013, respectively. The changes in operating income and margin for the three months of 2014 as compared to 2013 resulted primarily from the revenue and selling, general and administrative expense variances addressed above.

Total Other Income (Expense), Net

Total other income (expense), net was $(41.6) million and $(46.6) million during the three-month periods ended March 31, 2014 and 2013, respectively. Interest expense is a large component of total other income (expense), net. Interest expense decreased $10.6 million during the three-month period ended March 31, 2014, as compared to 2013 primarily due to lower borrowing rates as the result of the debt refinancing activity undertaken during the first half of 2013. The 2013 three-month period includes a $9.2 million gain resulting from the purchase of the remaining shares of mFoundry, representing the difference between the fair value and carrying value of the minority-interest investment previously held.

Provision for Income Taxes

Income tax expense from continuing operations totaled $80.6 million and $75.2 million during the three-month periods ended March 31, 2014 and 2013, respectively. This resulted in effective tax rates from continuing operations of 33% for the three-month periods ended March 31, 2014 and 2013.

Earnings (Loss) from Discontinued Operations

During the 2014 and 2013 periods, certain operations are classified as discontinued as discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Condensed Consolidated Statements of Earnings (Unaudited). Participacoes had expenses of $0.5 million and $6.0 million for the three months ended March 31, 2014 and 2013, respectively.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $154.9 million and $148.0 million resulting in earnings per diluted share of $0.53 and $0.50 for the three-month periods ended March 31, 2014 and 2013, respectively.

Segment Results of Operations (Unaudited)
Financial Solutions Group
(in millions)

	Three months ended March 31,
	2014	2013
Processing and services revenues	$586.8	$575.3
Operating income	$187.0	$188.4
Revenues for FSG totaled $586.8 million and $575.3 million during the three-month periods ended March 31, 2014 and 2013, respectively. The overall segment increase of $11.5 million during the 2014 period as compared to 2013 was attributable to incremental revenues from 2013 acquisitions and growth in eBanking solutions and consulting services.
Operating income for FSG totaled $187.0 million and $188.4 million during the three-month periods ended March 31, 2014 and 2013, respectively. Operating margin was approximately 31.9% and 32.7% for the three-month periods ended March 31, 2014 and 2013, respectively. The decrease in operating income and operating margin during the 2014 three-month periods as compared to 2013 primarily resulted from an increase in professional services fees as a percentage of overall revenue and lower termination fees in 2014.

Payment Solutions Group
(in millions)

	Three months ended March 31,
	2014	2013
Processing and services revenues	$619.5	$611.8
Operating income	$235.5	$238.5

Revenues for PSG totaled $619.5 million and $611.8 million during the three-month periods ended March 31, 2014 and 2013, respectively. The revenue increase for the three months ended March 31, 2014 was attributable to growth in image and output solutions, bill payment services and card solutions.

Operating income for PSG totaled $235.5 million and $238.5 million during the three-month periods ended March 31, 2014 and 2013, respectively. Operating margin was approximately 38.0% and 39.0% during the three-month periods ended March 31, 2014 and 2013, respectively. The decreases in operating income and operating margin during the 2014 three-month periods as compared to the 2013 periods primarily resulted from a change in revenue mix, including a reduction in license and termination fees and an increase in processing revenue.

International Solutions Group
(in millions)

	Three months ended March 31,
	2014	2013
Processing and services revenues	$314.4	$291.6
Operating income	$39.4	$40.3

Revenues for ISG totaled $314.4 million and $291.6 million during the three-month periods ended March 31, 2014 and 2013, respectively. The revenue increase for the three months ended March 31, 2014 was attributable to growth within our European consulting businesses and our expanded presence across Europe, Latin America and Asia, partially offset by $14.0 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar during 2014.

Operating income for ISG totaled $39.4 million and $40.3 million during the three-month periods ended March 31, 2014 and 2013, respectively. Operating margins were approximately 12.5% and 13.8% during the three-month periods ended

March 31, 2014 and 2013, respectively. Operating income in the 2014 and 2013 three-month periods was comparable. The decrease in operating margin primarily resulted from lower license revenue, growth in consulting revenue and higher expenses related to the global financial institutions market.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $178.2 million and $192.1 million during the three-month periods ended March 31, 2014 and 2013, respectively. A decrease in spending for consulting services, as well as lower legal fees and compensation, accounted for the decrease in Corporate and Other expenses during the 2014 period as compared to 2013.

Liquidity and Capital Resources
Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt service, share repurchases, and business acquisitions. Our cash requirements also include payments for Capco's contingent consideration earn-out and for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 4 in the Notes to Condensed Consolidated Financial Statements (Unaudited)). Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Loan described in Note 7 in the Notes to the Condensed Consolidated Financial Statements (Unaudited).
As of March 31, 2014, we had cash and cash equivalents of $737.7 million and debt of $4,778.6 million, including the current portion. Of the $737.7 million cash and cash equivalents, approximately $461.4 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends, which have increased from $0.20 to $0.22 per share per quarter in 2013 and then to $0.24 per share per quarter in 2014. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.24 per common share was paid on March 31, 2014, to shareholders of record as of the close of business on March 17, 2014.
Cash Flows from Operations
Cash flows from operations were $222.6 million and $207.5 million during the three-month periods ended March 31, 2014 and 2013, respectively. Cash flows from operations increased $15.1 million in 2014 primarily due to higher net earnings, largely offset by the net change in working capital. Additionally, the 2013 period included a non-cash pretax gain of $9.2 million on our pre-acquisition investment in mFoundry resulting from acquiring the remaining interest.
Capital Expenditures and Other Investing Activities
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $89.9 million and $73.7 million in capital expenditures during the three-month periods ended March 31, 2014 and 2013, respectively. We expect to invest approximately 5.5-6% of 2014 revenue in capital expenditures.
We used $115.0 million of cash during the three months ended March 31, 2013 for the acquisition of mFoundry.
Financing

For information regarding the Company's long-term debt and financing activity, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited). Our financing activities also included the use of $75.0 million more in cash for share re-acquisitions in the first quarter of 2014 as compared to the 2013 comparable quarter, which are included in treasury stock activity.

Contractual Obligations

There were no material changes in our contractual obligations in the first quarter of 2014 in comparison to the table included in our Annual Report on Form 10-K as filed on February 28, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks
Market Risk
We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments, including interest rate swaps and foreign currency forward contracts, to manage interest rate and foreign currency risk. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps.
The senior notes as described in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the notes was $2,450.0 million as of March 31, 2014. The fair value of the senior notes was approximately $2,464.0 million as of March 31, 2014. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 to the Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $10.4 million (based on principal amounts outstanding as of March 31, 2014). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2014, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2014, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of March 31, 2013, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $9.5 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of March 31, 2014, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
September 1, 2011	September 1, 2014	$150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$1,300.0
________________________

(1)	0.15% in effect as of March 31, 2014.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in note 7 to the Condensed Consolidated Financial Statements (Unaudited).
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
Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward contracts. Contracts are denominated in currencies of major industrial countries.
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $314.4 million in revenues during the three months ended March 31, 2014, of which approximately $274.3 million was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended March 31,
Currency	2014	2013
Real	$9.4	$10.5
Euro	7.3	6.2
Pound Sterling	6.6	4.5
Indian Rupee	1.5	1.2
Total increase (decrease)	$24.8	$22.4
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant. Our international operations' revenues and expenses are generally denominated in local currency, which limits the majority of our economic exposure to foreign exchange risk in those jurisdictions.
Revenue included $15.7 million and operating income included $3.3 million of unfavorable foreign currency impact during the three months ended March 31, 2014 resulting from a stronger U.S. Dollar in 2014 as compared to 2013.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of March 31, 2014, the notional amount of these derivatives was immaterial. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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
 DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (“DTC”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  On December 18, 2013, the Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  On April 4, 2014, the Company filed an Emergency Motion to Stay the case pending the Court's ruling on the underlying Motion to Stay in order to obtain relief from the aggressive schedule imposed by the Court. On April 29, 2014, the

USPTO instituted the Company's two CBM petitions. The trial is currently scheduled for April 13, 2015. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended March 31, 2014:

				Approximate dollar
				value of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
February 2014	1.7	$53.93	$90.2	$1,909.8
March 2014	1.5	$54.70	84.8	$1,825.0
	3.2	$54.31	$175.0

(1)
On January 29, 2014 our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,825.0 million of plan capacity remained available for repurchases as of March 31, 2014.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 7, 2014	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 7, 2014	By:	/s/ PETER J.S. SMITH
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