Form 10-Q
period 2014-06-30
Fidelity National Information Services, Inc.
filed 2014-08-07
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of July 31, 2014, 285,418,355 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2014
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	2
B. Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2014 and 2013	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2014 and 2013	4
D. Condensed Consolidated Statement of Equity for the six months ended June 30, 2014	5
E. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosure About Market Risks	31
Item 4. Controls and Procedures	33
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	35
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$793.7	$547.5
Settlement deposits	439.5	327.4
Trade receivables, net of allowance for doubtful accounts of $22.5 and $16.2 as of June 30, 2014 and December 31, 2013, respectively	1,018.2	987.9
Settlement receivables	262.4	178.2
Other receivables	41.2	62.1
Due from related parties	38.2	35.8
Prepaid expenses and other current assets	167.7	154.1
Deferred income taxes	65.7	58.9
Assets held for sale	8.3	—
Total current assets	2,834.9	2,351.9
Property and equipment, net	459.0	439.0
Goodwill	8,517.7	8,500.0
Intangible assets, net	1,246.5	1,339.3
Computer software, net	869.7	856.5
Deferred contract costs, net	212.2	206.8
Other noncurrent assets	300.8	266.6
Total assets	$14,440.8	$13,960.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$648.5	$768.0
Settlement payables	730.7	518.6
Deferred revenues	276.0	243.6
Current portion of long-term debt	23.0	128.8
Due to Brazilian venture partner	20.1	13.7
Liabilities held for sale	3.0	—
Total current liabilities	1,701.3	1,672.7
Long-term debt, excluding current portion	4,900.5	4,339.8
Deferred income taxes	816.4	823.6
Due to Brazilian venture partner	32.7	34.5
Deferred revenues	28.2	27.2
Other long-term liabilities	261.6	325.0
Total liabilities	7,740.7	7,222.8
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 600 shares authorized, 387.2 and 387.0 shares issued as of June 30, 2014 and December 31, 2013, respectively	3.9	3.9
Additional paid in capital	7,286.5	7,247.6
Retained earnings	2,538.0	2,341.9
Accumulated other comprehensive earnings (loss)	12.9	(9.9)
Treasury stock, $0.01 par value, 101.9 and 96.4 shares as of June 30, 2014 and December 31, 2013, respectively, at cost	(3,319.2)	(3,003.0)
Total FIS stockholders’ equity	6,522.1	6,580.5
Noncontrolling interest	178.0	156.8
Total equity	6,700.1	6,737.3
Total liabilities and equity	$14,440.8	$13,960.1
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Processing and services revenues (for related party activity, see note 2)	$1,599.1	$1,512.8	$3,119.4	$2,990.1
Cost of revenues	1,092.8	1,031.5	2,140.4	2,040.9
Gross profit	506.3	481.3	979.0	949.2
Selling, general, and administrative expenses	196.6	232.6	383.2	424.7
Operating income	309.7	248.7	595.8	524.5
Other income (expense):
Interest expense, net	(41.9)	(49.4)	(83.0)	(101.1)
Other income (expense), net	(1.2)	(61.9)	(1.7)	(56.8)
Total other income (expense), net	(43.1)	(111.3)	(84.7)	(157.9)
Earnings from continuing operations before income taxes	266.6	137.4	511.1	366.6
Provision for income taxes	80.4	41.2	161.6	116.6
Earnings from continuing operations, net of tax	186.2	96.2	349.5	250.0
Earnings (loss) from discontinued operations, net of tax	(0.9)	12.8	(3.1)	8.4
Net earnings	185.3	109.0	346.4	258.4
Net (earnings) loss attributable to noncontrolling interest	(6.5)	(4.2)	(13.1)	(9.5)
Net earnings attributable to FIS common stockholders	$178.8	$104.8	$333.3	$248.9
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.63	$0.32	$1.17	$0.83
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	0.04	(0.01)	0.03
Net earnings per share — basic attributable to FIS common stockholders *	$0.63	$0.36	$1.16	$0.86
Weighted average shares outstanding — basic	285.5	289.9	286.7	290.5
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.62	$0.31	$1.16	$0.82
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	0.04	(0.01)	0.03
Net earnings per share — diluted attributable to FIS common stockholders *	$0.62	$0.36	$1.15	$0.84
Weighted average shares outstanding — diluted	289.2	294.3	290.5	294.8
Cash dividends paid per share	$0.24	$0.22	$0.48	$0.44
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$179.7	$92.0	$336.4	$240.5
Earnings (loss) from discontinued operations, net of tax	(0.9)	12.8	(3.1)	8.4
Net earnings attributable to FIS common stockholders	$178.8	$104.8	$333.3	$248.9
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Net earnings		$185.3		$109.0		$346.4		$258.4
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(2.1)		$2.3		$(3.0)		$1.1
Reclassification adjustment for (gains) losses included in net earnings	1.9		1.3		3.5		3.0
Unrealized gain (loss) on investments and derivatives, net	(0.2)		3.6		0.5		4.1
Foreign currency translation adjustments	14.8		(46.5)		33.0		(53.7)
Other comprehensive earnings (loss), before tax:	14.6		(42.9)		33.5		(49.6)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	0.9		(1.0)		1.1		(0.2)
Other comprehensive earnings (loss), net of tax	$13.7	13.7	$(41.9)	(41.9)	$32.4	32.4	$(49.4)	(49.4)
Comprehensive earnings:		199.0		67.1		378.8		209.0
Net (earnings) loss attributable to noncontrolling interest		(6.5)		(4.2)		(13.1)		(9.5)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(4.0)		10.6		(9.6)		9.1
Comprehensive earnings attributable to FIS common stockholders		$188.5		$73.5		$356.1		$208.6

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Six months ended June 30, 2014
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2013	387.0	(96.4)	$3.9	$7,247.6	$2,341.9	$(9.9)	$(3,003.0)	$156.8	$6,737.3
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Exercise of stock options	—	0.7	—	(4.5)	—	—	19.6	—	15.1
Treasury shares held for taxes due upon exercise of stock options	—	(0.2)	—	—	—	—	(11.4)	—	(11.4)
Excess income tax benefit from exercise of stock options	—	—	—	10.1	—	—	—	—	10.1
Stock-based compensation	—	—	—	26.6	—	—	—	—	26.6
Cash dividends paid ($0.24 per share per quarter) and other distributions	—	—	—	—	(137.2)	—	—	(1.5)	(138.7)
Purchases of treasury stock	—	(6.0)	—	—	—	—	(325.5)	—	(325.5)
Other	—	—	—	6.7	—	—	1.1	—	7.8
Net earnings	—	—	—	—	333.3	—	—	13.1	346.4
Other comprehensive earnings, net of tax	—	—	—	—	—	22.8	—	9.6	32.4
Balances, June 30, 2014	387.2	(101.9)	$3.9	$7,286.5	$2,538.0	$12.9	$(3,319.2)	$178.0	$6,700.1
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$346.4	$258.4
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	309.1	305.5
Amortization of debt issue costs	6.7	14.6
Gain on sale of assets	—	(26.8)
Gain on mFoundry acquisition	—	(9.2)
Stock-based compensation	26.6	26.4
Deferred income taxes	(19.0)	(24.7)
Excess income tax benefit from exercise of stock options	(10.1)	(14.5)
Other operating activities	(1.9)	1.7
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(22.4)	(26.1)
Settlement activity	15.8	(3.6)
Prepaid expenses and other assets	(35.7)	(60.7)
Deferred contract costs	(40.4)	(37.3)
Deferred revenue	30.9	(26.0)
Accounts payable, accrued liabilities, and other liabilities	(126.9)	(12.9)
Net cash provided by operating activities	479.1	364.8

Cash flows from investing activities:
Additions to property and equipment	(77.3)	(59.5)
Additions to computer software	(109.3)	(97.5)
Proceeds from sale of assets	—	26.8
Acquisitions, net of cash acquired, and equity investments	(29.0)	(130.1)
Other investing activities, net	9.3	(22.8)
Net cash used in investing activities	(206.3)	(283.1)

Cash flows from financing activities:
Borrowings	4,430.1	7,151.6
Repayment of borrowings	(3,976.6)	(6,776.0)
Debt issuance costs	(6.6)	(17.0)
Excess income tax benefit from exercise of stock options	10.1	14.5
Proceeds from exercise of stock options	15.5	72.9
Treasury stock activity	(355.6)	(230.8)
Dividends paid	(137.9)	(127.9)
Other financing activities, net	(18.3)	(11.8)
Net cash (used in) provided by financing activities	(39.3)	75.5
Effect of foreign currency exchange rate changes on cash	12.7	(21.7)
Net increase in cash and cash equivalents	246.2	135.5
Cash and cash equivalents, beginning of period	547.5	517.6
Cash and cash equivalents, end of period	$793.7	$653.1

Supplemental cash flow information:
Cash paid for interest	$79.6	$112.9
Cash paid for income taxes	$168.5	$186.7
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

(2) Related Party Transactions

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco"), in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The Company recorded Brazilian Venture revenues of $72.2 million and $78.5 million during the three months and $139.2 million and $153.8 million during the six months ended June 30, 2014 and 2013, respectively, from Banco Bradesco relating to these services. Brazilian Venture revenues included $10.2 million and $21.9 million of unfavorable currency impact during the three and six months ended June 30, 2014, respectively resulting from a stronger U.S. Dollar in 2014, as compared to 2013.

(3) Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2014 and 2013 are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and six months ended June 30, 2014 and 2013 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Earnings from continuing operations attributable to FIS, net of tax	$179.7	$92.0	$336.4	$240.5
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(0.9)	12.8	(3.1)	8.4
Net earnings attributable to FIS common stockholders	$178.8	$104.8	$333.3	$248.9
Weighted average shares outstanding — basic	285.5	289.9	286.7	290.5
Plus: Common stock equivalent shares	3.7	4.4	3.8	4.3
Weighted average shares outstanding — diluted	289.2	294.3	290.5	294.8
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.63	$0.32	$1.17	$0.83
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	0.04	(0.01)	0.03
Net earnings per share — basic attributable to FIS common stockholders *	$0.63	$0.36	$1.16	$0.86
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.62	$0.31	$1.16	$0.82
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	0.04	(0.01)	0.03
Net earnings per share — diluted attributable to FIS common stockholders *	$0.62	$0.36	$1.15	$0.84

* Amounts may not sum due to rounding.
Options to purchase approximately 4.1 million and 0.1 million shares of our common stock for the three months and 4.1 million and 1.6 million shares for the six months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations

Certain operations are reported as discontinued in the Condensed Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2014 and 2013.

China eCas Business Line

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. This line of business had revenues of $0.4 million and $(0.3) million for the three months and $0.4 million for both six-month periods ended June 30, 2014 and 2013, respectively. The discontinued China eCas business line had losses before taxes of $0.6 million and $1.0 million for the three months and $3.0 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively.

 Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. There were no revenues for the 2014 and 2013 periods. Participacoes had expenses of $0.7 million and $4.7 million for the three months and $1.2 million and $10.7 million for the six months ended June 30, 2014 and 2013, respectively. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the three-month and six-month periods ended June 30, 2013 included charges of $4.5 million and $9.2 million, respectively, to settle claims or

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

increase our provision for potential labor claims. Charges for the three-month and six-month periods ended June 30, 2014 were nominal. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of June 30, 2014, there were approximately 870 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims, which extended through April 2013. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $15.4 million in court ordered deposits, is $22.7 million as of June 30, 2014. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

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

(5) Changes in Accumulated Other Comprehensive Earnings (Losses)

The following table shows accumulated other comprehensive earnings ("AOCE") by component, net of tax, for the six months ended June 30, 2014 (in millions):

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other	Total
Balances, December 31, 2013	$(2.4)	$(3.0)	$(4.5)	$(9.9)
Other comprehensive gain/(loss) before reclassifications	(1.9)	22.5	—	20.6
Amounts reclassified from AOCE	2.2	—	—	2.2
Net current period AOCE attributable to FIS	0.3	22.5	—	22.8
Balances, June 30, 2014	$(2.1)	$19.5	$(4.5)	$12.9

The amount reclassified from AOCE for interest rate swap contracts includes $3.5 million recorded as interest expense, reduced by a related $1.3 million provision for income taxes.

The table below summarizes our provision for income tax expense (benefit) related to items of other comprehensive earnings (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Unrealized gain (loss) on investments and derivatives	$(0.1)	$1.3	$0.2	$1.5
Foreign currency translation adjustments	1.0	(2.3)	0.9	(2.1)
Other components of other comprehensive earnings (loss)	—	—	—	0.4
Provision for income tax expense (benefit) related to items of other comprehensive earnings	$0.9	$(1.0)	$1.1	$(0.2)

(6) Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of June 30, 2014 and December 31, 2013 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2014			December 31, 2013
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,163.5	$704.5	$459.0	$1,077.4	$638.4	$439.0
Intangible assets	$2,762.6	$1,516.1	$1,246.5	$2,807.6	$1,468.3	$1,339.3
Computer software	$1,533.3	$663.6	$869.7	$1,557.5	$701.0	$856.5

The Company entered into capital lease obligations of $0.9 million and $2.0 million during the six months ended June 30, 2014 and 2013, respectively. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2014. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Settlement Activity

Settlement deposits represent funds we hold that were drawn from our customers to facilitate our settlement activities and, as of June 30, 2014, included $100.0 million of short-term investments in certificates of deposit with original maturities of greater than 90 days. These certificates of deposit are Level 2 type securities in the fair-value hierarchy. Settlement payables consist of settlement deposits from customers, settlement payables to third parties and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the balance sheet and in operating cash flows on the statement of cash flows.

(7) Long-Term Debt
Long-term debt as of June 30, 2014 and December 31, 2013, consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Term Loans A-4, quarterly principal amortization (1)	$1,300.0	$1,962.5
Senior Notes due 2017, interest payable semi-annually at 1.450%	300.0	—
Senior Notes due 2018, interest payable semi-annually at 2.000%	250.0	250.0
Senior Notes due 2020, interest payable semi-annually at 7.875%	500.0	500.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	700.0
Senior Notes due 2023, interest payable semi-annually at 3.500%	1,000.0	1,000.0
Senior Notes due 2024, interest payable semi-annually at 3.875%	700.0	—
Revolving Loan (2)	156.0	29.0
Other	17.5	27.1
	4,923.5	4,468.6
Current portion	(23.0)	(128.8)
Long-term debt, excluding current portion	$4,900.5	$4,339.8
__________________________________________

(1)
Interest on the Term Loans A-4 is generally payable at LIBOR plus an applicable margin of up to 2.00% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of June 30, 2014, the weighted average interest rate on the Term Loans A-4 was 1.40%.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.00% plus an unused commitment fee of up to 0.35%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of June 30, 2014, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.25%.

FIS is a party to a syndicated credit agreement (the "FIS Credit Agreement"), which as of June 30, 2014, provided total committed capital of $3,300.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $2,000.0 million maturing on March 30, 2017 (the "Revolving Loan"); and (2) term loans of $1,300.0 million maturing on March 30, 2017 (the "Term Loans A-4"). As of June 30, 2014, the outstanding principal balance of the Revolving Loan was

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

$156.0 million, with $1,843.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

In June 2014, FIS issued $1,000.0 million of new senior notes, including $300.0 million of Senior Notes due in 2017 that bear interest at 1.450% and $700.0 million of Senior Notes due in 2024 that bear interest at 3.875%. The proceeds were used to pay down a portion of the Term Loans A-4 and to temporarily reduce borrowings under the Revolving Loan until the 2020 Notes were callable.

On July 15, 2014, FIS called all $500.0 million principal amount of 2020 Notes, funded by borrowings under the Company's Revolving Loan and cash on hand. As a result of the redemption, FIS will incur a pre-tax charge upon extinguishment of approximately $35.0 million, consisting of the call premium and the write-off of associated previously capitalized debt issuance costs.

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority, are unsecured and are guaranteed by substantially all of the domestic subsidiaries of FIS. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following table summarizes the mandatory principal payments pursuant to the FIS Credit Agreement and the senior notes' indentures as of June 30, 2014 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan	2017	2018	2020	2022	2023	2024
	A-4	Notes	Notes	Notes	Notes	Notes	Notes	Total
2014	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—
2017	1,300.0	300.0	—	—	—	—	—	1,600.0
2018	—	—	250.0	—	—	—	—	250.0
Thereafter	—	—	—	500.0	700.0	1,000.0	700.0	2,900.0
Total	$1,300.0	$300.0	$250.0	$500.0	$700.0	$1,000.0	$700.0	$4,750.0

Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events.

FIS may redeem some or all of the 2022 Notes on or before May 14, 2020 at a specified premium to par, and thereafter at par, as outlined in the indenture agreement. FIS may also redeem the 2017 Notes, 2018 Notes, 2023 Notes and the 2024 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption; provided no make-whole amount will be paid for redemptions on the 2023 Notes and 2024 Notes during the three months prior to their maturity.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 58% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of June 30, 2014, would be approximately $126.8 million.

Debt issuance costs of $47.5 million, net of accumulated amortization, remain capitalized as of June 30, 2014, related to all of the above outstanding debt.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the Company’s long-term debt is estimated to be approximately $62.7 million higher than the carrying value as of June 30, 2014. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to June 30, 2014, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of June 30, 2014, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
September 1, 2011	September 1, 2014	$150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$1,300.0
___________________________________

(1)	0.16% in effect as of June 30, 2014.

(2)	Does not include the applicable margin and facility fees paid to lenders on the Term Loans and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s derivative instruments as of June 30, 2014 and December 31, 2013, is as follows (in millions):

	June 30, 2014		December 31, 2013
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$0.9	Accounts payable and accrued liabilities	$2.5
Interest rate swap contracts	Other long-term liabilities	$3.2	Other long-term liabilities	$1.9

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

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	June 30,		reclassified from	June 30,
relationships	2014	2013	AOCE into income	2014	2013
Interest rate swap contracts	$(2.1)	$4.8	Interest expense	$(1.9)	$(1.3)

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Six months ended		Location of loss	Six months ended
flow hedging	June 30,		reclassified from	June 30,
relationships	2014	2013	AOCE into income	2014	2013
Interest rate swap contracts	$(3.2)	$4.8	Interest expense	$(3.5)	$(3.0)

Approximately $2.1 million of the balance in AOCE as of June 30, 2014, is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2014, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(8) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its guarantor and non-guarantor subsidiaries: (a) the Condensed Consolidating Balance Sheets as of June 30, 2014 and December 31, 2013; (b) the Condensed Consolidating Statements of Earnings and Comprehensive Earnings for the three and six months ended June 30, 2014 and 2013; and (c) the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2014 and 2013. Each guarantor subsidiary is 100% owned by FIS and all guarantees are full and unconditional as well as joint and several.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Balance Sheets
	June 30, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$30.0	$264.5	$499.2	$—	$793.7
Settlement deposits	—	439.5	—	—	439.5
Trade receivables, net	—	724.3	293.9	—	1,018.2
Investment in subsidiaries, intercompany and receivables from related parties	9,687.0	11,346.8	896.7	(21,892.3)	38.2
Other current assets	15.3	305.4	224.6	—	545.3
Total current assets	9,732.3	13,080.5	1,914.4	(21,892.3)	2,834.9
Property and equipment, net	5.9	320.3	132.8	—	459.0
Goodwill	—	7,212.7	1,305.0	—	8,517.7
Intangible assets, net	—	895.2	351.3	—	1,246.5
Computer software, net	38.1	662.2	169.4	—	869.7
Other noncurrent assets	65.6	331.1	116.3	—	513.0
Total assets	$9,841.9	$22,502.0	$3,989.2	$(21,892.3)	$14,440.8
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$125.3	$200.8	$322.4	$—	$648.5
Settlement payables	—	566.2	164.5	—	730.7
Current portion of long-term debt	14.1	8.3	0.6	—	23.0
Deferred revenues	—	187.9	88.1	—	276.0
Other current liabilities	—	—	23.1	—	23.1
Total current liabilities	139.4	963.2	598.7	—	1,701.3
Deferred income taxes	—	767.7	48.7	—	816.4
Long-term debt, excluding current portion	4,895.3	5.0	0.2	—	4,900.5
Other long-term liabilities	6.4	94.0	222.1	—	322.5
Total liabilities	5,041.1	1,829.9	869.7	—	7,740.7
Total equity	4,800.8	20,672.1	3,119.5	(21,892.3)	6,700.1
Total liabilities and equity	$9,841.9	$22,502.0	$3,989.2	$(21,892.3)	$14,440.8

	Condensed Consolidating Balance Sheets
	December 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$21.5	$172.4	$353.6	$—	$547.5
Settlement deposits	—	327.4	—	—	327.4
Trade receivables, net	—	709.4	278.5	—	987.9
Investment in subsidiaries, intercompany and receivables from related parties	9,305.8	10,846.7	1,083.5	(21,200.2)	35.8
Other current assets	38.1	289.4	125.8	—	453.3
Total current assets	9,365.4	12,345.3	1,841.4	(21,200.2)	2,351.9
Property and equipment, net	6.5	329.3	103.2	—	439.0
Goodwill	—	7,212.7	1,287.3	—	8,500.0
Intangible assets, net	—	993.2	346.1	—	1,339.3
Computer software, net	36.4	656.5	163.6	—	856.5
Other noncurrent assets	63.6	294.5	115.3	—	473.4
Total assets	$9,471.9	$21,831.5	$3,856.9	$(21,200.2)	$13,960.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$184.7	$229.2	$354.1	$—	$768.0
Settlement payables	—	453.0	65.6	—	518.6
Current portion of long-term debt	114.1	13.3	1.4	—	128.8
Deferred revenues	—	172.4	71.2	—	243.6
Other current liabilites	—	—	13.7	—	13.7
Total current liabilities	298.8	867.9	506.0	—	1,672.7
Deferred income taxes	—	778.8	44.8	—	823.6
Long-term debt, excluding current portion	4,333.2	6.3	0.3	—	4,339.8
Other long-term liabilities	2.8	98.8	285.1	—	386.7
Total liabilities	4,634.8	1,751.8	836.2	—	7,222.8
Total equity	4,837.1	20,079.7	3,020.7	(21,200.2)	6,737.3
Total liabilities and equity	$9,471.9	$21,831.5	$3,856.9	$(21,200.2)	$13,960.1

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Three months ended June 30, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,221.2	$377.9	$—	$1,599.1
Operating expenses	53.6	922.8	313.0	—	1,289.4
Operating income	(53.6)	298.4	64.9	—	309.7
Other income (expense):
Interest expense, net	(43.4)	(0.4)	1.9	—	(41.9)
Other income (expense)	0.7	(2.0)	0.1	—	(1.2)
Net earnings (loss) of equity affiliates	255.4	—	—	(255.4)	—
Total other income (expense)	212.7	(2.4)	2.0	(255.4)	(43.1)
Earnings (loss) from continuing operations before income taxes	159.1	296.0	66.9	(255.4)	266.6
Provision (benefit) for income taxes	(27.1)	83.2	24.3	—	80.4
Net earnings (loss) from continuing operations	186.2	212.8	42.6	(255.4)	186.2
Earnings (loss) from discontinued operations, net of tax	(0.9)	—	(0.9)	0.9	(0.9)
Net earnings (loss)	185.3	212.8	41.7	(254.5)	185.3
Net (earnings) loss attributable to noncontrolling interest	(6.5)	(0.2)	(6.3)	6.5	(6.5)
Net earnings (loss) attributable to FIS common stockholders	$178.8	$212.6	$35.4	$(248.0)	$178.8
Comprehensive earnings (loss) attributable to FIS	$188.5	$212.2	$46.1	$(258.3)	$188.5

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Three months ended June 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,180.8	$332.0	$—	$1,512.8
Operating expenses	56.6	876.0	331.5	—	1,264.1
Operating income	(56.6)	304.8	0.5	—	248.7
Other income (expense):
Interest expense, net	(48.1)	(0.4)	(0.9)	—	(49.4)
Other income (expense)	(63.8)	3.1	(1.2)	—	(61.9)
Net earnings (loss) of equity affiliates	213.7	—	—	(213.7)	—
Total other income (expense)	101.8	2.7	(2.1)	(213.7)	(111.3)
Earnings (loss) from continuing operations before income taxes	45.2	307.5	(1.6)	(213.7)	137.4
Provision (benefit) for income taxes	(51.0)	92.9	(0.7)	—	41.2
Net earnings (loss) from continuing operations	96.2	214.6	(0.9)	(213.7)	96.2
Earnings (loss) from discontinued operations, net of tax	12.8	—	(3.9)	3.9	12.8
Net earnings (loss)	109.0	214.6	(4.8)	(209.8)	109.0
Net (earnings) loss attributable to noncontrolling interest	(4.2)	0.1	(4.3)	4.2	(4.2)
Net earnings (loss) attributable to FIS common stockholders	$104.8	$214.7	$(9.1)	$(205.6)	$104.8
Comprehensive earnings (loss) attributable to FIS	$73.5	$216.1	$(44.6)	$(171.5)	$73.5

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Six months ended June 30, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$2,395.7	$723.7	$—	$3,119.4
Operating expenses	100.9	1,818.1	604.6	—	2,523.6
Operating income	(100.9)	577.6	119.1	—	595.8
Other income (expense):
Interest expense, net	(86.2)	(1.0)	4.2	—	(83.0)
Other income (expense)	0.4	(2.4)	0.3	—	(1.7)
Net earnings (loss) of equity affiliates	477.8	—	—	(477.8)	—
Total other income (expense)	392.0	(3.4)	4.5	(477.8)	(84.7)
Earnings (loss) from continuing operations before income taxes	291.1	574.2	123.6	(477.8)	511.1
Provision (benefit) for income taxes	(58.4)	179.7	40.3	—	161.6
Net earnings (loss) from continuing operations	349.5	394.5	83.3	(477.8)	349.5
Earnings (loss) from discontinued operations, net of tax	(3.1)	—	(3.1)	3.1	(3.1)
Net earnings (loss)	346.4	394.5	80.2	(474.7)	346.4
Net (earnings) loss attributable to noncontrolling interest	(13.1)	(0.1)	(13.0)	13.1	(13.1)
Net earnings (loss) attributable to FIS common stockholders	$333.3	$394.4	$67.2	$(461.6)	$333.3
Comprehensive earnings (loss) attributable to FIS	$356.1	$393.8	$89.8	$(483.6)	$356.1

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Six months ended June 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$2,340.2	$649.9	$—	$2,990.1
Operating expenses	118.1	1,742.4	605.1	—	2,465.6
Operating income	(118.1)	597.8	44.8	—	524.5
Other income (expense):
Interest expense, net	(98.3)	(0.8)	(2.0)	—	(101.1)
Other income (expense)	(54.2)	3.2	(5.8)	—	(56.8)
Net earnings (loss) of equity affiliates	436.5	—	—	(436.5)	—
Total other income (expense)	284.0	2.4	(7.8)	(436.5)	(157.9)
Earnings (loss) from continuing operations before income taxes	165.9	600.2	37.0	(436.5)	366.6
Provision (benefit) for income taxes	(84.1)	187.8	12.9	—	116.6
Net earnings (loss) from continuing operations	250.0	412.4	24.1	(436.5)	250.0
Earnings (loss) from discontinued operations, net of tax	8.4	0.1	(8.4)	8.3	8.4
Net earnings (loss)	258.4	412.5	15.7	(428.2)	258.4
Net (earnings) loss attributable to noncontrolling interest	(9.5)	0.3	(9.8)	9.5	(9.5)
Net earnings (loss) attributable to FIS common stockholders	$248.9	$412.8	$5.9	$(418.7)	$248.9
Comprehensive earnings (loss) attributable to FIS	$208.6	$414.5	$(38.2)	$(376.3)	$208.6

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Six months ended June 30, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(85.2)	$521.3	$59.7	$(16.7)	$479.1
Cash flows from investing activities	(1.4)	(119.9)	(85.0)	—	(206.3)
Cash flows from financing activities	95.1	(309.3)	158.2	16.7	(39.3)
Effect of foreign currency exchange rates on cash	—	—	12.7	—	12.7
Net increase (decrease) in cash	$8.5	$92.1	$145.6	$—	$246.2

	Condensed Consolidating Statements of Cash Flows
	Six months ended June 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(83.3)	$451.5	$(6.9)	$3.5	$364.8
Cash flows from investing activities	(33.7)	(121.6)	(127.8)	—	(283.1)
Cash flows from financing activities	111.5	(349.8)	317.3	(3.5)	75.5
Effect of foreign currency exchange rates on cash	—	—	(21.7)	—	(21.7)
Net increase (decrease) in cash	$(5.5)	$(19.9)	$160.9	$—	$135.5

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

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (“DTC”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. Discovery is ongoing and the Motion to Stay remains pending. The trial is currently scheduled for April 13, 2015. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

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

(11) Share Repurchase Program

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On January 29, 2014 our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,674.5 million of plan capacity remained available for repurchases as of June 30, 2014. The table below summarizes quarterly share repurchase activity for 2014 and 2013 under all plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Three months ended	shares purchased	paid per share	plans or programs
June 30, 2014	2.8	$54.24	$150.5
March 31, 2014	3.2	$54.31	$175.0
December 31, 2013	2.5	$50.73	$125.7
September 30, 2013	2.7	$46.69	$124.9
June 30, 2013	2.8	$44.25	$125.0
March 31, 2013	2.7	$37.17	$100.4

(12) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended June 30, 2014 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$629.0	$623.6	$346.8	$(0.3)	$1,599.1
Operating expenses	421.0	390.7	295.1	182.6	1,289.4
Operating income	$208.0	$232.9	$51.7	$(182.9)	309.7
Other income (expense) unallocated					(43.1)
Income from continuing operations before income taxes					$266.6
Depreciation and amortization	$41.0	$20.5	$21.5	$73.5	$156.5
Capital expenditures	$57.3	$14.7	$23.7	$1.5	$97.2
Total assets (1)	$5,559.9	$5,217.1	$2,267.2	$1,387.3	$14,431.5
Goodwill	$4,082.9	$3,833.1	$601.7	$—	$8,517.7

(1)	Total assets as of June 30, 2014 exclude $9.3 million related to discontinued operations.

As of and for the three months ended June 30, 2013 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$587.0	$623.1	$303.8	$(1.1)	$1,512.8
Operating expenses	396.2	380.3	256.4	231.2	1,264.1
Operating income	$190.8	$242.8	$47.4	$(232.3)	248.7
Other income (expense) unallocated					(111.3)
Income from continuing operations before income taxes					$137.4
Depreciation and amortization	$40.4	$20.1	$18.7	$73.1	$152.3
Capital expenditures (1)	$48.2	$16.0	$17.7	$1.6	$83.5
Total assets (2)	$5,441.8	$4,709.4	$1,950.6	$1,645.5	$13,747.3
Goodwill	$4,057.1	$3,833.1	$597.2	$—	$8,487.4

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Capital expenditures for the three months ended June 30, 2013 include $0.3 million of capital leases.

(2)	Total assets as of June 30, 2013 exclude $2.8 million related to discontinued operations.

For the six months ended June 30, 2014 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,215.8	$1,243.1	$661.2	$(0.7)	$3,119.4
Operating expenses	820.8	774.7	567.7	360.4	2,523.6
Operating income	$395.0	$468.4	$93.5	$(361.1)	595.8
Other income (expense) unallocated					(84.7)
Income from continuing operations before income taxes					$511.1
Depreciation and amortization	$80.9	$40.4	$41.1	$146.7	$309.1
Capital expenditures (1)	$98.5	$34.0	$47.7	$7.3	$187.5

(1)	Capital expenditures for the six months ended June 30, 2014 include $0.9 million of capital leases.

For the six months ended June 30, 2013 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,162.3	$1,234.9	$594.7	$(1.8)	$2,990.1
Operating expenses	783.1	753.6	506.3	422.6	2,465.6
Operating income	$379.2	$481.3	$88.4	$(424.4)	524.5
Other income (expense) unallocated					(157.9)
Income from continuing operations before income taxes					$366.6
Depreciation and amortization	$79.6	$39.9	$37.5	$148.5	$305.5
Capital expenditures (1)	$88.8	$30.4	$35.1	$4.7	$159.0

(1)	Capital expenditures for the six months ended June 30, 2013 include $2.0 million of capital leases.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $381.3 million and $354.1 million as of June 30, 2014 and 2013, respectively. These assets are predominantly located in Germany, Brazil, the United Kingdom and India.

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

(13) Acquisitions

We have completed a number of acquisitions in 2014 and 2013 that were not significant, individually or in the aggregate. The largest among these were mFoundry and Reliance.

Reliance

On May 5, 2014, FIS signed a definitive agreement to acquire Atlanta-based Reliance Financial Corporation (“Reliance”), including its subsidiaries Reliance Trust Company, Reliance Trust Company of Delaware and Reliance Integrated Solutions LLC. The transaction closed on July 15, 2014. The resulting combination creates a full-service wealth management and retirement offering encompassing technology, full back-office operations outsourcing, and retirement trust and fiduciary services. We paid approximately $110.0 million in cash at closing to acquire 100 percent ownership interest in Reliance.

mFoundry

In March 2013, we completed the acquisition of mFoundry, Inc. ("mFoundry"), paying $115.0 million, net of cash acquired, for the remaining interest that we did not already own. mFoundry is a leading provider of mobile banking and payment solutions for financial institutions and retailers. Owning underlying technology that enables mobile commerce is expected to enhance our strategic positioning as the mobile channel continues to expand, and to enable us to leverage our capabilities over a broader customer base.   The acquisition of the remaining interest resulted in a $9.2 million pretax gain on our pre-acquisition investment in mFoundry, which is included in Other Income (Expense) in the Condensed Consolidated Statements of Earnings (Unaudited) for the 2013 period.

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

•
and other risks detailed elsewhere, including, without limitation, the factors set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission.

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

 Overview

FIS is a leading global provider of banking and payments technology solutions, and consulting and outsourcing solutions. With a long history deeply rooted in the financial services industry and banking and payment technology solutions, FIS delivers services to more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs more than 39,000 employees worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. Through our Capco brand, we deliver globally a wide range of information technology consulting and transformational services to financial institutions. FIS has topped the annual FinTech 100 list, a ranking of financial services industry technology providers, for the last three years and is a member of the Fortune 500 U.S. and of Standard and Poor’s (S&P) 500® Index. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
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

We believe that current market pressures in the financial services industry create an opportunity for our consulting and professional services. Many financial institutions are at an inflection point that demands that they transform their businesses to significantly reduce their cost base while also responding to the competitive pressures of innovation and to increased regulatory oversight with regard to information technology and related processes. Capco provides strategic consulting service capabilities to respond to these market needs and we believe these services provide a competitive advantage to grow our overall business. Consulting services revenue grew at an increased pace in 2013 and this trend is continuing in 2014. However, if consulting and professional services revenue and gross margin continue to grow as a percentage of our overall revenue and gross margin, our overall gross margin percentage would be reduced, as gross margin percentage realized for consulting and professional services is lower than that for most of our other services. In addition, as consulting and professional services revenue grow as a portion of our overall revenue, we will have a lower overall percentage of recurring revenue as generally these services are non-recurring.
We see in particular a market opportunity in large global financial institutions, where we believe we can couple our Capco strategic consulting and transformation services with outsourced technology, services and solutions to help these institutions achieve their business goals. These large institutions are subject to the pressures described above that are generating revenue for our consulting services, and moreover appear poised to increase technology spending to meet competitive pressures after a slowdown during the recent financial crisis years. We are investing in management, sales and account management resources to pursue this market opportunity. Our current target is to invest an incremental $30 million in this initiative in 2014.
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

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions on a constant currency basis during the three and six months ended June 30, 2014, including Latin America, Europe and Asia. We expect this growth trend to continue as the result of the addition of new, large-scale outsourcing clients in all of these regions in 2013 and the opportunities we see for similar arrangements.  Demand for our solutions may also be created in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by  growth in the middle classes in these markets leading to the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, Germany and France.

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

Comparisons of three-month and six-month periods ended June 30, 2014 and 2013

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Processing and services revenues	$1,599.1	$1,512.8	$3,119.4	$2,990.1
Cost of revenues	1,092.8	1,031.5	2,140.4	2,040.9
Gross profit	506.3	481.3	979.0	949.2
Selling, general, and administrative expenses	196.6	232.6	383.2	424.7
Operating income	309.7	248.7	595.8	524.5
Other income (expense):
Interest expense, net	(41.9)	(49.4)	(83.0)	(101.1)
Other income (expense), net	(1.2)	(61.9)	(1.7)	(56.8)
Total other income (expense), net	(43.1)	(111.3)	(84.7)	(157.9)
Earnings from continuing operations before income taxes	266.6	137.4	511.1	366.6
Provision for income taxes	80.4	41.2	161.6	116.6
Earnings from continuing operations, net of tax	186.2	96.2	349.5	250.0
Earnings (loss) from discontinued operations, net of tax	(0.9)	12.8	(3.1)	8.4
Net earnings	185.3	109.0	346.4	258.4
Net (earnings) loss attributable to noncontrolling interest	(6.5)	(4.2)	(13.1)	(9.5)
Net earnings attributable to FIS	$178.8	$104.8	$333.3	$248.9
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.63	$0.32	$1.17	$0.83
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	0.04	(0.01)	0.03
Net earnings per share — basic attributable to FIS common stockholders	$0.63	$0.36	$1.16	$0.86
Weighted average shares outstanding — basic	285.5	289.9	286.7	290.5
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.62	$0.31	$1.16	$0.82
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	0.04	(0.01)	0.03
Net earnings per share — diluted attributable to FIS common stockholders	$0.62	$0.36	$1.15	$0.84
Weighted average shares outstanding — diluted	289.2	294.3	290.5	294.8
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$179.7	$92.0	$336.4	$240.5
Earnings (loss) from discontinued operations, net of tax	(0.9)	12.8	(3.1)	8.4
Net earnings attributable to FIS	$178.8	$104.8	$333.3	$248.9

 Processing and Services Revenues

Processing and services revenues totaled $1,599.1 million and $1,512.8 million during the three-month periods and $3,119.4 million and $2,990.1 million during the six-month periods ended June 30, 2014 and 2013, respectively. The increase in revenue of $86.3 million, or 5.7%, during the three-month periods and $129.3 million, or 4.3%, during the six-month periods ended June 30, 2014 as compared to the 2013 periods is attributable to increased demand for professional and consulting services, incremental revenues from 2013 acquisitions and growth from our international operations resulting from our expanded presence across Europe, Asia and Latin America. The strength of year-over-year growth was diminished by $16.8 million of unfavorable foreign currency impact included in the six-month period ended June 30, 2014 resulting from a stronger U.S. Dollar.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,092.8 million and $1,031.5 million during the three-month periods and $2,140.4 million and $2,040.9 million during the six-month periods ended June 30, 2014 and 2013, respectively, resulting in gross profit of $506.3 million and $481.3 million during the three-month periods and $979.0 million and $949.2 million during the six-month periods ended June 30, 2014 and 2013, respectively. Gross profit as a percentage of revenues was 31.7% and 31.8% during the three-month periods and 31.4% and 31.7% during the six-month periods ended June 30, 2014 and 2013. The reduction in gross profit percentage during the six-month period ended June 30, 2014 was largely attributable to a change in revenue mix reflecting an increase in professional services as a percentage of overall revenue and lower proportionate termination fees and license revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $196.6 million and $232.6 million during the three-month periods and $383.2 million and $424.7 million during the six-month periods ended June 30, 2014 and 2013, respectively. The reduction in the 2014 periods was primarily due to the impact of a charge recorded in the 2013 three-month and six-month periods to increase the liability established at the acquisition of Capco for contingent payments based on expected operating performance in 2013 through 2015, of which $43.9 million was recorded as selling, general and administrative expenses.

Operating Income

Operating income totaled $309.7 million and $248.7 million during the three-month periods and $595.8 million and $524.5 million during the six-month periods ended June 30, 2014 and 2013, respectively. Operating income as a percentage of revenue (“operating margin”) was 19.4% and 16.4% during the three-month periods and 19.1% and 17.5% during the six-month periods ended June 30, 2014 and 2013, respectively. The changes in operating income and margin for the three and six months of 2014 as compared to 2013 resulted primarily from the revenue and selling, general and administrative expense variances addressed above.

Total Other Income (Expense), Net

Total other income (expense), net was $(43.1) million and $(111.3) million during the three-month periods and $(84.7) million and $(157.9) million during the six-month periods ended June 30, 2014 and 2013, respectively. Interest expense is a large component of total other income (expense), net. Interest expense decreased $7.5 million during the three-month period and $18.1 million during the six-month period ended June 30, 2014, as compared to 2013 primarily due to lower borrowing rates as the result of the debt refinancing activity undertaken during the first half of 2013. Other income (expense) net for the 2013 periods includes charges of $16.1 million for the write-off of certain previously capitalized debt issuance costs and transaction expenses related to refinancing activities and a net charge of $45.3 million comprised of a $51.6 million early-redemption premium incurred, offset by the premium reflected in the carrying value of the debt redeemed. The 2013 six-month period also includes a $9.2 million gain resulting from the purchase of the remaining shares of mFoundry, representing the difference between the fair value and carrying value of the minority-interest investment previously held.

Provision for Income Taxes

Income tax expense from continuing operations totaled $80.4 million and $41.2 million during the three-month periods and $161.6 million and $116.6 million during the six-month periods ended June 30, 2014 and 2013, respectively. This resulted in effective tax rates from continuing operations of 30% for the three-month periods and 32% for the six-month periods ended June 30, 2014 and 2013. During the second quarter of each year, we reached favorable audit settlements resulting in the lower effective tax rates during the quarter as compared to the year to date rates.

Earnings (Loss) from Discontinued Operations

During the 2014 and 2013 periods, certain operations are classified as discontinued as discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited) and as summarized in the following tables. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Condensed Consolidated Statements of Earnings (Unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

China eCas business line	$(0.4)	$(0.8)	$(2.2)	$(1.3)
ClearPar	—	16.7	—	16.7
Participacoes	(0.5)	(3.1)	(0.9)	(7.0)
Total discontinued operations	$(0.9)	$12.8	$(3.1)	$8.4

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $179.7 million and $92.0 million resulting in earnings per diluted share of $0.62 and $0.31 for the three-month periods and $336.4 million and $240.5 million resulting in earnings per diluted share of $1.16 and $0.82 for the six-month periods ended June 30, 2014 and 2013, respectively.

Segment Results of Operations (Unaudited)
Financial Solutions Group
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Processing and services revenues	$629.0	$587.0	$1,215.8	$1,162.3
Operating income	$208.0	$190.8	$395.0	$379.2
Revenues for FSG totaled $629.0 million and $587.0 million during the three-month periods and $1,215.8 million and $1,162.3 million during the six-month periods ended June 30, 2014 and 2013, respectively. The overall segment increases of $42.0 million and $53.5 million during the 2014 periods as compared to 2013 were primarily attributable to growth in consulting services, enterprise risk and compliance, community core banking and digital banking solutions.
Operating income for FSG totaled $208.0 million and $190.8 million during the three-month periods and $395.0 million and $379.2 million during the six-month periods ended June 30, 2014 and 2013, respectively. Operating margin was 33.1% and 32.5% for the three-month periods and 32.5% and 32.6% for the six-month periods ended June 30, 2014 and 2013, respectively. The increase in operating income during the 2014 periods as compared to 2013 primarily resulted from the revenue variances noted above. The increase in the operating margin during the 2014 three-month period as compared to 2013 period primarily results from higher termination fees during the 2014 period.

Payment Solutions Group
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Processing and services revenues	$623.6	$623.1	$1,243.1	$1,234.9
Operating income	$232.9	$242.8	$468.4	$481.3

Revenues for PSG totaled $623.6 million and $623.1 million during the three-month periods and $1,243.1 million and $1,234.9 million during the six-month periods ended June 30, 2014 and 2013, respectively. The revenue increases for the three and six months ended June 30, 2014 as compared to 2013 were attributable to growth in image and output solutions, biller solutions and debit processing, partially offset by lower termination fees during 2014.

Operating income for PSG totaled $232.9 million and $242.8 million during the three-month periods and $468.4 million and $481.3 million during the six-month periods ended June 30, 2014 and 2013, respectively. Operating margin was 37.3% and 39.0% during the three-month periods and 37.7% and 39.0% during the six-month periods ended June 30, 2014 and 2013, respectively. The decreases in operating income and operating margin during the 2014 three-month and six-month periods as compared to the 2013 periods primarily resulted from a change in revenue mix, including a reduction in termination fees and an increase in processing revenue.

International Solutions Group
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Processing and services revenues	$346.8	$303.8	$661.2	$594.7
Operating income	$51.7	$47.4	$93.5	$88.4

Revenues for ISG totaled $346.8 million and $303.8 million during the three-month periods and $661.2 million and $594.7 million during the six-month periods ended June 30, 2014 and 2013, respectively. The revenue increases for the three and six months ended June 30, 2014 were attributable to growth within our European consulting businesses and our expanded presence across Europe, Asia and Latin America. The increase for the 2014 six-month period was partially offset by $14.1 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar during 2014.

Operating income for ISG totaled $51.7 million and $47.4 million during the three-month periods and $93.5 million and $88.4 million during the six-month periods ended June 30, 2014 and 2013, respectively. Operating margins were 14.9% and 15.6% during the three-month periods and 14.1% and 14.9% during the six-month periods ended June 30, 2014 and 2013, respectively. The increase in operating income during the 2014 three and six month periods as compared to 2013 was primarily due to the revenue variances noted above. The decrease in operating margin during the 2014 periods as compared to 2013 primarily resulted from growth in consulting revenue and the incremental investment being made in the global financial institutions market.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $182.9 million and $232.3 million during the three-month periods and $361.1 million and $424.4 million during the six-month periods ended June 30, 2014 and 2013, respectively. The year-over-year reductions for both the 2014 periods as compared to 2013 were primarily due to a $50.2 million charge in 2013 to increase the liability established at the acquisition of Capco for contingent payments based on expected operating performance in 2013 through 2015.

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
As of June 30, 2014, we had cash and cash equivalents of $793.7 million and debt of $4,923.5 million, including the current portion. Of the $793.7 million cash and cash equivalents, approximately $514.3 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends, which were increased from $0.20 to $0.22 per share per quarter in 2013 and then to $0.24 per share per quarter in 2014. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.24 per common share was paid on June 30, 2014, to shareholders of record as of the close of business on June 16, 2014.
Cash Flows from Operations
Cash flows from operations were $479.1 million and $364.8 million during the six-month periods ended June 30, 2014 and 2013, respectively. Cash flows from operations increased $114.3 million in 2014 primarily due to higher net earnings, partially offset by the net change in working capital. Additionally, net earnings for the 2013 period included a $26.8 million discontinued operations gain upon final determination and receipt of the earn-out payment from the January 1, 2010 sale of ClearPar and a non-cash pretax gain of $9.2 million on our pre-acquisition investment in mFoundry resulting from acquiring the remaining interest in that subsidiary.
Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested $186.6 million and $157.0 million in capital expenditures (excluding capital leases) during the six-month periods ended June 30, 2014 and 2013, respectively. We expect to invest approximately 5.5-6% of 2014 revenue in capital expenditures.
We also frequently use cash for acquisitions or equity investments. The most significant such use during the reported periods was $115.0 million during the six months ended June 30, 2013 for the acquisition of mFoundry. On July 15, 2014, we paid approximately $110.0 million in cash at closing to acquire 100 percent ownership interest in Reliance.
Financing

For information regarding the Company's long-term debt and financing activity, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited). Our financing activities also included the use of $100.1 million more in cash for share re-acquisitions, resulting in 0.5 million incremental shares repurchased in the first six months of 2014 as compared to the 2013 comparable period, which are included in treasury stock activity.

Contractual Obligations

There were no material changes in our contractual obligations in the second quarter of 2014 in comparison to the table included in our Annual Report on Form 10-K as filed on February 28, 2014; however, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of changes in our long-term debt during the second quarter.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other provisions include ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either with retrospective application to the earlier years presented in their financial statements or with a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial position and results of operations.

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
The senior notes as described in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the notes was $3,450.0 million as of June 30, 2014. The fair value of the senior notes was approximately $3,505.4 million as of June 30, 2014. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 to the Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $1.8 million (based on principal amounts outstanding as of June 30, 2014). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2014, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2014, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of June 30, 2013, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $10.2 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of June 30, 2014, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
September 1, 2011	September 1, 2014	$150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	150.0	1 Month LIBOR (1)	0.74%	(2)
September 1, 2011	September 1, 2014	300.0	1 Month LIBOR (1)	0.72%	(2)
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$1,300.0
________________________

(1)	0.16% in effect as of June 30, 2014.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in note 7 to the Condensed Consolidated Financial Statements (Unaudited).
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $346.8 million and $661.2 million in revenues during the three and six months ended June 30, 2014, respectively of which approximately $301.9 million and $576.2 million, respectively was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2014	2013	2014	2013
Real	$10.1	$10.5	$19.5	$21.0
Euro	7.4	6.6	14.7	12.8
Pound Sterling	7.4	4.9	14.0	9.4
Indian Rupee	1.7	1.3	3.2	2.5
Total increase (decrease)	$26.6	$23.3	$51.4	$45.7
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant. Our international operations' revenues and expenses are generally denominated in local currency, which limits the majority of our economic exposure to foreign exchange risk in those jurisdictions.
Revenue included $(1.1) million and $(16.8) million and operating income included $0.4 million and $(3.0) million of (unfavorable) favorable foreign currency impact during the three and six months ended June 30, 2014, respectively resulting from changes in the U.S. Dollar in 2014 as compared to 2013.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of June 30, 2014, the notional amount of these derivatives was immaterial. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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
 DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (“DTC”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  On April 29, 2014, the USPTO instituted the Company's two CBM petitions. Discovery is ongoing and the Motion to Stay remains pending. The trial is currently scheduled for April 13, 2015. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

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

Item 1A. Risk Factors

See “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of risk factors affecting the Company. There have been no material changes in the Risk Factors described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended June 30, 2014:

				Approximate dollar
				value of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
May 2014	1.4	$53.98	$72.6	$1,752.4
June 2014	1.4	$54.47	77.9	$1,674.5
	2.8	$54.24	$150.5

(1)
On January 29, 2014 our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,674.5 million of plan capacity remained available for repurchases as of June 30, 2014.

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.					*
31.1
Certification of Frank R. Martire, Chairman of the Board and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
31.2
Certification of James W. Woodall, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
32.1
Certification of Frank R. Martire, Chairman of the Board and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
32.2
Certification of James W. Woodall, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
101.INS+	XBRL Instance Document.					*
101.SCH+	XBRL Taxonomy Extension Schema Document.					*
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.					*
* Filed or furnished herewith

+ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 7, 2014	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 7, 2014	By:	/s/ PETER J.S. SMITH
Peter J.S. Smith
Corporate Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.					*
31.1
Certification of Frank R. Martire, Chairman of the Board and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
31.2
Certification of James W. Woodall, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
32.1
Certification of Frank R. Martire, Chairman of the Board and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
32.2
Certification of James W. Woodall, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
101.INS+	XBRL Instance Document.					*
101.SCH+	XBRL Taxonomy Extension Schema Document.					*
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.					*
* Filed or furnished herewith

+ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.