Form 10-Q
period 2014-09-30
Fidelity National Information Services, Inc.
filed 2014-11-07
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of October 31, 2014, 283,751,124 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2014
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	2
B. Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2014 and 2013	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2014 and 2013	4
D. Condensed Consolidated Statement of Equity for the nine months ended September 30, 2014	5
E. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosure About Market Risks	31
Item 4. Controls and Procedures	33
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	35
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$611.8	$547.5
Settlement deposits	294.0	327.4
Trade receivables, net of allowance for doubtful accounts of $21.3 and $16.2 as of September 30, 2014 and December 31, 2013, respectively	1,050.5	987.9
Settlement receivables	253.5	178.2
Other receivables	80.6	62.1
Due from Brazilian venture partner	33.8	35.8
Prepaid expenses and other current assets	158.8	154.1
Deferred income taxes	71.4	58.9
Assets held for sale	8.5	—
Total current assets	2,562.9	2,351.9
Property and equipment, net	456.3	439.0
Goodwill	8,564.7	8,500.0
Intangible assets, net	1,220.3	1,339.3
Computer software, net	858.1	856.5
Deferred contract costs, net	213.5	206.8
Other noncurrent assets	296.3	266.6
Total assets	$14,172.1	$13,960.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$656.5	$768.0
Settlement payables	529.1	518.6
Deferred revenues	260.3	243.6
Current portion of long-term debt	6.3	128.8
Due to Brazilian venture partner	14.0	13.7
Liabilities held for sale	3.5	—
Total current liabilities	1,469.7	1,672.7
Long-term debt, excluding current portion	4,966.8	4,339.8
Deferred income taxes	840.6	823.6
Due to Brazilian venture partner	30.6	34.5
Deferred revenues	25.6	27.2
Other long-term liabilities	247.3	325.0
Total liabilities	7,580.6	7,222.8
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 600 shares authorized, 387.2 and 387.0 shares issued as of September 30, 2014 and December 31, 2013, respectively	3.9	3.9
Additional paid in capital	7,304.7	7,247.6
Retained earnings	2,620.0	2,341.9
Accumulated other comprehensive earnings (loss)	(40.5)	(9.9)
Treasury stock, $0.01 par value, 103.4 and 96.4 shares as of September 30, 2014 and December 31, 2013, respectively, at cost	(3,433.6)	(3,003.0)
Total FIS stockholders’ equity	6,454.5	6,580.5
Noncontrolling interest	137.0	156.8
Total equity	6,591.5	6,737.3
Total liabilities and equity	$14,172.1	$13,960.1
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Processing and services revenues (for related party activity, see note 2)	$1,605.3	$1,500.0	$4,724.7	$4,490.1
Cost of revenues	1,075.1	995.1	3,215.5	3,036.0
Gross profit	530.2	504.9	1,509.2	1,454.1
Selling, general, and administrative expenses	206.5	187.2	589.7	611.9
Operating income	323.7	317.7	919.5	842.2
Other income (expense):
Interest expense, net	(37.7)	(43.7)	(120.7)	(144.8)
Other income (expense), net	(54.8)	5.9	(56.5)	(50.9)
Total other income (expense), net	(92.5)	(37.8)	(177.2)	(195.7)
Earnings from continuing operations before income taxes	231.2	279.9	742.3	646.5
Provision for income taxes	72.1	97.8	233.7	214.4
Earnings from continuing operations, net of tax	159.1	182.1	508.6	432.1
Earnings (loss) from discontinued operations, net of tax	(1.2)	(3.0)	(4.3)	5.4
Net earnings	157.9	179.1	504.3	437.5
Net (earnings) loss attributable to noncontrolling interest	(7.4)	(6.8)	(20.5)	(16.3)
Net earnings attributable to FIS common stockholders	$150.5	$172.3	$483.8	$421.2
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.54	$0.61	$1.71	$1.43
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)	(0.02)	0.02
Net earnings per share — basic attributable to FIS common stockholders *	$0.53	$0.60	$1.69	$1.45
Weighted average shares outstanding — basic	283.1	289.2	285.5	290.0
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.53	$0.60	$1.69	$1.41
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)	(0.01)	0.02
Net earnings per share — diluted attributable to FIS common stockholders *	$0.52	$0.59	$1.67	$1.43
Weighted average shares outstanding — diluted	287.0	293.2	289.3	294.3
Cash dividends paid per share	$0.24	$0.22	$0.72	$0.66
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$151.7	$175.3	$488.1	$415.8
Earnings (loss) from discontinued operations, net of tax	(1.2)	(3.0)	(4.3)	5.4
Net earnings attributable to FIS common stockholders	$150.5	$172.3	$483.8	$421.2
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Net earnings		$157.9		$179.1		$504.3		$437.5
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$0.8		$2.4		$(2.2)		$3.5
Reclassification adjustment for (gains) losses included in net earnings	1.7		2.2		5.2		5.2
Unrealized gain (loss) on investments and derivatives, net	2.5		4.6		3.0		8.7
Foreign currency translation adjustments	(70.7)		5.6		(37.7)		(48.1)
Other comprehensive earnings (loss), before tax:	(68.2)		10.2		(34.7)		(39.4)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(2.4)		2.6		(1.3)		2.4
Other comprehensive earnings (loss), net of tax	$(65.8)	(65.8)	$7.6	7.6	$(33.4)	(33.4)	$(41.8)	(41.8)
Comprehensive earnings:		92.1		186.7		470.9		395.7
Net (earnings) loss attributable to noncontrolling interest		(7.4)		(6.8)		(20.5)		(16.3)
Other comprehensive (earnings) losses attributable to noncontrolling interest		12.4		1.5		2.8		10.6
Comprehensive earnings attributable to FIS common stockholders		$97.1		$181.4		$453.2		$390.0

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine months ended September 30, 2014
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2013	387.0	(96.4)	$3.9	$7,247.6	$2,341.9	$(9.9)	$(3,003.0)	$156.8	$6,737.3
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Exercise of stock options	—	1.9	—	(14.4)	—	—	55.7	—	41.3
Treasury shares held for taxes due upon exercise of stock options	—	(0.2)	—	—	—	—	(12.0)	—	(12.0)
Excess income tax benefit from exercise of stock options	—	—	—	24.2	—	—	—	—	24.2
Stock-based compensation	—	—	—	40.5	—	—	—	—	40.5
Cash dividends paid ($0.24 per share per quarter) and other distributions	—	—	—	—	(205.7)	—	—	(37.5)	(243.2)
Purchases of treasury stock	—	(8.7)	—	—	—	—	(475.5)	—	(475.5)
Other	—	—	—	6.8	—	—	1.2	—	8.0
Net earnings	—	—	—	—	483.8	—	—	20.5	504.3
Other comprehensive earnings, net of tax	—	—	—	—	—	(30.6)	—	(2.8)	(33.4)
Balances, September 30, 2014	387.2	(103.4)	$3.9	$7,304.7	$2,620.0	$(40.5)	$(3,433.6)	$137.0	$6,591.5
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$504.3	$437.5
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	466.1	457.4
Amortization of debt issue costs	15.2	17.2
Gain on sale of assets	—	(31.8)
Gain on mFoundry acquisition	—	(9.2)
Stock-based compensation	40.5	38.8
Deferred income taxes	(14.2)	(22.3)
Excess income tax benefit from exercise of stock options	(24.2)	(25.8)
Other operating activities	15.7	1.9
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(53.1)	(55.7)
Settlement activity	(30.7)	(3.6)
Prepaid expenses and other assets	(24.2)	(33.0)
Deferred contract costs	(63.4)	(56.3)
Deferred revenue	15.8	(63.3)
Accounts payable, accrued liabilities, and other liabilities	(160.7)	24.1
Net cash provided by operating activities	687.1	675.9

Cash flows from investing activities:
Additions to property and equipment	(110.5)	(91.1)
Additions to computer software	(162.1)	(147.5)
Proceeds from sale of assets	—	26.8
Acquisitions, net of cash acquired, and equity investments	(133.6)	(137.6)
Other investing activities, net	7.5	3.8
Net cash used in investing activities	(398.7)	(345.6)

Cash flows from financing activities:
Borrowings	6,089.1	8,794.6
Repayment of borrowings	(5,586.3)	(8,367.8)
Debt issuance costs	(7.9)	(18.5)
Excess income tax benefit from exercise of stock options	24.2	25.8
Proceeds from exercise of stock options	41.3	107.8
Treasury stock activity	(506.2)	(359.9)
Distribution to Brazilian Venture partner	(34.8)	—
Dividends paid	(205.7)	(191.7)
Other financing activities, net	(21.8)	(12.5)
Net cash used in financing activities	(208.1)	(22.2)
Effect of foreign currency exchange rate changes on cash	(16.0)	(14.1)
Net increase in cash and cash equivalents	64.3	294.0
Cash and cash equivalents, beginning of period	547.5	517.6
Cash and cash equivalents, end of period	$611.8	$811.6

Supplemental cash flow information:
Cash paid for interest	$121.6	$161.8
Cash paid for income taxes	$270.5	$255.0
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

(2) Related Party Transactions

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco"), in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The Company recorded Brazilian Venture revenues of $72.5 million and $71.9 million during the three months and $211.2 million and $225.7 million during the nine months ended September 30, 2014 and 2013, respectively, from Banco Bradesco relating to these services. Brazilian Venture revenues included $1.4 million and $23.3 million of unfavorable currency impact during the three and nine months ended September 30, 2014, respectively resulting from a stronger U.S. Dollar in 2014, as compared to 2013.

The passage of time and the achievement of certain targets triggered payments to Banco Bradesco of $5.5 million for the three and nine months ended September 30, 2014 and $9.9 million for the nine months ended September 30, 2013. The remaining related party payable was $44.6 million and $48.2 million as of September 30, 2014 and December 31, 2013, respectively. In addition, the board of directors for the Brazilian Venture declared a one-time dividend during the three months ended September 30, 2014, resulting in a payment of $34.8 million to Banco Bradesco and thereby reducing the value of the noncontrolling interest as of September 30, 2014 to $123.4 million.

(3) Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2014 and 2013 are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2014 and 2013 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earnings from continuing operations attributable to FIS, net of tax	$151.7	$175.3	$488.1	$415.8
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(1.2)	(3.0)	(4.3)	5.4
Net earnings attributable to FIS common stockholders	$150.5	$172.3	$483.8	$421.2
Weighted average shares outstanding — basic	283.1	289.2	285.5	290.0
Plus: Common stock equivalent shares	3.9	4.0	3.8	4.3
Weighted average shares outstanding — diluted	287.0	293.2	289.3	294.3
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.54	$0.61	$1.71	$1.43
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)	(0.02)	0.02
Net earnings per share — basic attributable to FIS common stockholders *	$0.53	$0.60	$1.69	$1.45
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.53	$0.60	$1.69	$1.41
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)	(0.01)	0.02
Net earnings per share — diluted attributable to FIS common stockholders *	$0.52	$0.59	$1.67	$1.43

* Amounts may not sum due to rounding.
Options to purchase approximately 0.1 million shares of our common stock for each of the three months and 4.1 million and 0.1 million shares for the nine months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations

Certain operations are reported as discontinued in the Condensed Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2014 and 2013.

China eCas Business Line

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. This line of business had revenues of $0.6 million and $1.7 million for the three months and $0.9 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. The discontinued China eCas business line had earnings (losses) before taxes of $0.3 million and $0.4 million for the three months and $(2.7) million and $(1.3) million for the nine months ended September 30, 2014 and 2013, respectively.

 Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. There were no revenues for the 2014 and 2013 periods. Participacoes had expenses of $2.2 million and $5.1 million for the three months and $3.4 million and $15.7 million for the nine months ended September 30, 2014 and 2013, respectively. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the three-month and nine-month periods ended September 30, 2013 included charges of $6.1 million and $15.3 million, respectively, to settle

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

claims or increase our provision for potential labor claims. Charges for the three-month and nine-month periods ended September 30, 2014 were nominal. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of September 30, 2014, there were approximately 820 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims, which extended through April 2013. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $15.5 million in court ordered deposits, is $15.6 million as of September 30, 2014. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

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

(5) Changes in Accumulated Other Comprehensive Earnings (Losses)

The following table shows accumulated other comprehensive earnings ("AOCE") by component, net of tax, for the nine months ended September 30, 2014 (in millions):

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other	Total
Balances, December 31, 2013	$(2.4)	$(3.0)	$(4.5)	$(9.9)
Other comprehensive gain/(loss) before reclassifications	(1.3)	(32.5)	—	(33.8)
Amounts reclassified from AOCE	3.2	—	—	3.2
Net current period AOCE attributable to FIS	1.9	(32.5)	—	(30.6)
Balances, September 30, 2014	$(0.5)	$(35.5)	$(4.5)	$(40.5)

The amount reclassified from AOCE for interest rate swap contracts includes $5.2 million recorded as interest expense, reduced by a related $1.9 million provision for income taxes.

The table below summarizes our provision for income tax expense (benefit) related to items of other comprehensive earnings (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Unrealized gain (loss) on investments and derivatives	$0.9	$1.7	$1.1	$3.2
Foreign currency translation adjustments	(3.3)	0.9	(2.4)	(1.2)
Other components of other comprehensive earnings (loss)	—	—	—	0.4
Provision for income tax expense (benefit) related to items of other comprehensive earnings	$(2.4)	$2.6	$(1.3)	$2.4

(6) Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of September 30, 2014 and December 31, 2013 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2014			December 31, 2013
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,151.4	$695.1	$456.3	$1,077.4	$638.4	$439.0
Intangible assets	$2,786.4	$1,566.1	$1,220.3	$2,807.6	$1,468.3	$1,339.3
Computer software	$1,549.4	$691.3	$858.1	$1,557.5	$701.0	$856.5

The Company entered into capital lease obligations of $0.9 million and $15.3 million during the nine months ended September 30, 2014 and 2013, respectively. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2014. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Settlement Activity

Settlement deposits represent funds we hold that were drawn from our customers to facilitate our settlement activities and, as of September 30, 2014, included $100.0 million of short-term investments in certificates of deposit with original maturities of greater than 90 days. These certificates of deposit are Level 2 type securities in the fair-value hierarchy. Settlement payables consist of settlement deposits from customers, settlement payables to third parties and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the balance sheet and in operating cash flows on the statement of cash flows.

(7) Long-Term Debt
Long-term debt as of September 30, 2014 and December 31, 2013, consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Term Loans A-4, quarterly principal amortization (1)	$1,300.0	$1,962.5
Senior Notes due 2017, interest payable semi-annually at 1.450%	300.0	—
Senior Notes due 2018, interest payable semi-annually at 2.000%	250.0	250.0
Senior Notes due 2020, interest payable semi-annually at 7.875%	—	500.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	700.0
Senior Notes due 2023, interest payable semi-annually at 3.500%	1,000.0	1,000.0
Senior Notes due 2024, interest payable semi-annually at 3.875%	700.0	—
Revolving Loan (2)	723.0	29.0
Other	0.1	27.1
	4,973.1	4,468.6
Current portion	(6.3)	(128.8)
Long-term debt, excluding current portion	$4,966.8	$4,339.8
__________________________________________

(1)
Interest on the Term Loans A-4 is generally payable at LIBOR plus an applicable margin of up to 2.00% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of September 30, 2014, the weighted average interest rate on the Term Loans A-4 was 1.40%.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 2.00% plus an unused commitment fee of up to 0.35%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of September 30, 2014, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.25%.

FIS is a party to a syndicated credit agreement (the "FIS Credit Agreement"), which as of September 30, 2014, provided total committed capital of $3,300.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $2,000.0 million maturing on March 30, 2017 (the "Revolving Loan"); and (2) term loans of $1,300.0 million maturing on March 30, 2017 (the "Term Loans A-4"). As of September 30, 2014, the outstanding principal balance of the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revolving Loan was $723.0 million, with $1,276.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

In June 2014, FIS issued $1,000.0 million of new senior notes, including $300.0 million of Senior Notes due in 2017 that bear interest at 1.450% and $700.0 million of Senior Notes due in 2024 that bear interest at 3.875%. The proceeds were used to pay down a portion of the Term Loans A-4 and to temporarily reduce borrowings under the Revolving Loan until the 2020 Notes were callable.

On July 15, 2014, FIS called the full $500.0 million principal amount of 2020 Notes, funded by borrowings under the Company's Revolving Loan and cash on hand. As a result of the redemption, FIS incurred a pre-tax charge upon extinguishment of approximately $35.4 million, consisting of the call premium and the write-off of associated previously capitalized debt issuance costs.

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority, are unsecured and are guaranteed by substantially all of the domestic subsidiaries of FIS. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following table summarizes the mandatory principal payments pursuant to the FIS Credit Agreement and the senior notes' indentures as of September 30, 2014 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan	2017	2018	2022	2023	2024
	A-4	Notes	Notes	Notes	Notes	Notes	Total
2014	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2017	1,300.0	300.0	—	—	—	—	1,600.0
2018	—	—	250.0	—	—	—	250.0
Thereafter	—	—	—	700.0	1,000.0	700.0	2,400.0
Total	$1,300.0	$300.0	$250.0	$700.0	$1,000.0	$700.0	$4,250.0

Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events.

FIS may redeem some or all of the 2022 Notes on or before May 14, 2020 at a specified premium to par, and thereafter at par, as outlined in the indenture agreement. FIS may also redeem the 2017 Notes, 2018 Notes, 2023 Notes and the 2024 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption; provided no make-whole amount will be paid for redemptions of the 2023 Notes and 2024 Notes during the three months prior to their maturity.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 58% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of September 30, 2014, would be approximately $87.8 million.

Debt issuance costs of $39.4 million, net of accumulated amortization, remain capitalized as of September 30, 2014, related to all of the above outstanding debt.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the Company’s long-term debt is estimated to be approximately $33.0 million higher than the carrying value as of September 30, 2014. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to September 30, 2014, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of September 30, 2014, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$700.0
___________________________________

(1)	0.16% in effect as of September 30, 2014.

(2)	Does not include the applicable margin and facility fees paid to lenders on the Term Loans and Revolving Loan as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s interest rate derivative instruments as of September 30, 2014 and December 31, 2013, is as follows (in millions):

	September 30, 2014		December 31, 2013
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$1.0	Accounts payable and accrued liabilities	$2.5
Interest rate swap contracts	Other long-term liabilities	$0.4	Other long-term liabilities	$1.9

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

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2014	2013	AOCE into income	2014	2013
Interest rate swap contracts	$1.1	$(3.5)	Interest expense	$(1.7)	$(1.2)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of loss reclassified from AOCE into income
Derivatives in cash	Nine months ended		Location of loss	Nine months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2014	2013	AOCE into income	2014	2013
Interest rate swap contracts	$(2.2)	$1.3	Interest expense	$(5.2)	$(4.2)

Approximately $0.6 million of the balance in AOCE as of September 30, 2014, is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2014, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(8) Supplemental Guarantor Financial Information

The following supplemental financial information sets forth for FIS and its guarantor and non-guarantor subsidiaries: (a) the Condensed Consolidating Balance Sheets as of September 30, 2014 and December 31, 2013; (b) the Condensed Consolidating Statements of Earnings and Comprehensive Earnings for the three and nine months ended September 30, 2014 and 2013; and (c) the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2014 and 2013. Each guarantor subsidiary is 100% owned by FIS and all guarantees are full and unconditional as well as joint and several.

	Condensed Consolidating Balance Sheets
	September 30, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$14.7	$173.1	$424.0	$—	$611.8
Settlement deposits	—	231.5	62.5	—	294.0
Trade receivables, net	—	762.9	287.6	—	1,050.5
Investment in subsidiaries, intercompany and receivables from related parties	9,670.9	11,714.3	860.8	(22,212.2)	33.8
Other current assets	11.1	364.2	197.5	—	572.8
Total current assets	9,696.7	13,246.0	1,832.4	(22,212.2)	2,562.9
Property and equipment, net	5.4	293.3	157.6	—	456.3
Goodwill	—	7,212.7	1,352.0	—	8,564.7
Intangible assets, net	—	847.5	372.8	—	1,220.3
Computer software, net	37.1	661.9	159.1	—	858.1
Other noncurrent assets	57.5	336.9	115.4	—	509.8
Total assets	$9,796.7	$22,598.3	$3,989.3	$(22,212.2)	$14,172.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$133.0	$204.8	$318.7	$—	$656.5
Settlement payables	—	339.0	190.1	—	529.1
Current portion of long-term debt	—	5.8	0.5	—	6.3
Deferred revenues	—	180.6	79.7	—	260.3
Other current liabilities	—	—	17.5	—	17.5
Total current liabilities	133.0	730.2	606.5	—	1,469.7
Deferred income taxes	—	798.4	42.2	—	840.6
Long-term debt, excluding current portion	4,962.6	4.0	0.2	—	4,966.8
Other long-term liabilities	3.7	89.6	210.2	—	303.5
Total liabilities	5,099.3	1,622.2	859.1	—	7,580.6
Total equity	4,697.4	20,976.1	3,130.2	(22,212.2)	6,591.5
Total liabilities and equity	$9,796.7	$22,598.3	$3,989.3	$(22,212.2)	$14,172.1

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Balance Sheets
	December 31, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$21.5	$172.4	$353.6	$—	$547.5
Settlement deposits	—	327.4	—	—	327.4
Trade receivables, net	—	709.4	278.5	—	987.9
Investment in subsidiaries, intercompany and receivables from related parties	9,305.8	10,846.7	1,083.5	(21,200.2)	35.8
Other current assets	38.1	289.4	125.8	—	453.3
Total current assets	9,365.4	12,345.3	1,841.4	(21,200.2)	2,351.9
Property and equipment, net	6.5	329.3	103.2	—	439.0
Goodwill	—	7,212.7	1,287.3	—	8,500.0
Intangible assets, net	—	993.2	346.1	—	1,339.3
Computer software, net	36.4	656.5	163.6	—	856.5
Other noncurrent assets	63.6	294.5	115.3	—	473.4
Total assets	$9,471.9	$21,831.5	$3,856.9	$(21,200.2)	$13,960.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$184.7	$229.2	$354.1	$—	$768.0
Settlement payables	—	453.0	65.6	—	518.6
Current portion of long-term debt	114.1	13.3	1.4	—	128.8
Deferred revenues	—	172.4	71.2	—	243.6
Other current liabilites	—	—	13.7	—	13.7
Total current liabilities	298.8	867.9	506.0	—	1,672.7
Deferred income taxes	—	778.8	44.8	—	823.6
Long-term debt, excluding current portion	4,333.2	6.3	0.3	—	4,339.8
Other long-term liabilities	2.8	98.8	285.1	—	386.7
Total liabilities	4,634.8	1,751.8	836.2	—	7,222.8
Total equity	4,837.1	20,079.7	3,020.7	(21,200.2)	6,737.3
Total liabilities and equity	$9,471.9	$21,831.5	$3,856.9	$(21,200.2)	$13,960.1

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Three months ended September 30, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,210.3	$395.0	$—	$1,605.3
Operating expenses	59.5	914.8	307.3	—	1,281.6
Operating income	(59.5)	295.5	87.7	—	323.7
Other income (expense):
Interest expense, net	(39.4)	(0.3)	2.0	—	(37.7)
Other income (expense)	(53.0)	1.8	(3.6)	—	(54.8)
Net earnings (loss) of equity affiliates	263.1	—	—	(263.1)	—
Total other income (expense)	170.7	1.5	(1.6)	(263.1)	(92.5)
Earnings (loss) from continuing operations before income taxes	111.2	297.0	86.1	(263.1)	231.2
Provision (benefit) for income taxes	(47.9)	93.6	26.4	—	72.1
Net earnings (loss) from continuing operations	159.1	203.4	59.7	(263.1)	159.1
Earnings (loss) from discontinued operations, net of tax	(1.2)	—	(1.2)	1.2	(1.2)
Net earnings (loss)	157.9	203.4	58.5	(261.9)	157.9
Net (earnings) loss attributable to noncontrolling interest	(7.4)	(0.3)	(7.1)	7.4	(7.4)
Net earnings (loss) attributable to FIS common stockholders	$150.5	$203.1	$51.4	$(254.5)	$150.5
Comprehensive earnings (loss) attributable to FIS	$97.1	$205.1	$(5.2)	$(199.9)	$97.1

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Three months ended September 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$1,158.8	$341.2	$—	$1,500.0
Operating expenses	55.7	861.6	265.0	—	1,182.3
Operating income	(55.7)	297.2	76.2	—	317.7
Other income (expense):
Interest expense, net	(43.2)	(0.2)	(0.3)	—	(43.7)
Other income (expense)	(2.1)	2.4	5.6	—	5.9
Net earnings (loss) of equity affiliates	248.9	—	—	(248.9)	—
Total other income (expense)	203.6	2.2	5.3	(248.9)	(37.8)
Earnings (loss) from continuing operations before income taxes	147.9	299.4	81.5	(248.9)	279.9
Provision (benefit) for income taxes	(34.2)	101.8	30.2	—	97.8
Net earnings (loss) from continuing operations	182.1	197.6	51.3	(248.9)	182.1
Earnings (loss) from discontinued operations, net of tax	(3.0)	0.1	(3.1)	3.0	(3.0)
Net earnings (loss)	179.1	197.7	48.2	(245.9)	179.1
Net (earnings) loss attributable to noncontrolling interest	(6.8)	(0.1)	(6.7)	6.8	(6.8)
Net earnings (loss) attributable to FIS common stockholders	$172.3	$197.6	$41.5	$(239.1)	$172.3
Comprehensive earnings (loss) attributable to FIS	$181.4	$197.3	$56.3	$(253.6)	$181.4

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Nine months ended September 30, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$3,606.0	$1,118.7	$—	$4,724.7
Operating expenses	160.4	2,732.9	911.9	—	3,805.2
Operating income	(160.4)	873.1	206.8	—	919.5
Other income (expense):
Interest expense, net	(125.6)	(1.3)	6.2	—	(120.7)
Other income (expense)	(52.6)	(0.6)	(3.3)	—	(56.5)
Net earnings (loss) of equity affiliates	740.9	—	—	(740.9)	—
Total other income (expense)	562.7	(1.9)	2.9	(740.9)	(177.2)
Earnings (loss) from continuing operations before income taxes	402.3	871.2	209.7	(740.9)	742.3
Provision (benefit) for income taxes	(106.3)	273.3	66.7	—	233.7
Net earnings (loss) from continuing operations	508.6	597.9	143.0	(740.9)	508.6
Earnings (loss) from discontinued operations, net of tax	(4.3)	—	(4.3)	4.3	(4.3)
Net earnings (loss)	504.3	597.9	138.7	(736.6)	504.3
Net (earnings) loss attributable to noncontrolling interest	(20.5)	(0.4)	(20.1)	20.5	(20.5)
Net earnings (loss) attributable to FIS common stockholders	$483.8	$597.5	$118.6	$(716.1)	$483.8
Comprehensive earnings (loss) attributable to FIS	$453.2	$598.9	$84.6	$(683.5)	$453.2

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidating Statements of Earnings and Comprehensive Earnings
	Nine months ended September 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Processing and services revenues	$—	$3,499.0	$991.1	$—	$4,490.1
Operating expenses	173.8	2,604.0	870.1	—	3,647.9
Operating income	(173.8)	895.0	121.0	—	842.2
Other income (expense):
Interest expense, net	(141.5)	(1.0)	(2.3)	—	(144.8)
Other income (expense)	(56.3)	5.6	(0.2)	—	(50.9)
Net earnings (loss) of equity affiliates	685.4	—	—	(685.4)	—
Total other income (expense)	487.6	4.6	(2.5)	(685.4)	(195.7)
Earnings (loss) from continuing operations before income taxes	313.8	899.6	118.5	(685.4)	646.5
Provision (benefit) for income taxes	(118.3)	289.6	43.1	—	214.4
Net earnings (loss) from continuing operations	432.1	610.0	75.4	(685.4)	432.1
Earnings (loss) from discontinued operations, net of tax	5.4	0.2	(11.5)	11.3	5.4
Net earnings (loss)	437.5	610.2	63.9	(674.1)	437.5
Net (earnings) loss attributable to noncontrolling interest	(16.3)	0.2	(16.5)	16.3	(16.3)
Net earnings (loss) attributable to FIS common stockholders	$421.2	$610.4	$47.4	$(657.8)	$421.2
Comprehensive earnings (loss) attributable to FIS	$390.0	$611.8	$18.1	$(629.9)	$390.0

	Condensed Consolidating Statements of Cash Flows
	Nine months ended September 30, 2014
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(147.9)	$736.9	$106.8	$(8.7)	$687.1
Cash flows from investing activities	(4.9)	(156.3)	(237.5)	—	(398.7)
Cash flows from financing activities	146.0	(579.9)	217.1	8.7	(208.1)
Effect of foreign currency exchange rates on cash	—	—	(16.0)	—	(16.0)
Net increase (decrease) in cash	$(6.8)	$0.7	$70.4	$—	$64.3

	Condensed Consolidating Statements of Cash Flows
	Nine months ended September 30, 2013
		Guarantor	Non-guarantor
	FIS	subsidiaries	subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities	$(95.3)	$694.9	$75.4	$0.9	$675.9
Cash flows from investing activities	(30.0)	(163.3)	(152.3)	—	(345.6)
Cash flows from financing activities	125.2	(467.8)	321.3	(0.9)	(22.2)
Effect of foreign currency exchange rates on cash	—	—	(14.1)	—	(14.1)
Net increase (decrease) in cash	$(0.1)	$63.8	$230.3	$—	$294.0

(9) Commitments and Contingencies
Litigation

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

   CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc. (collectively, the "Plaintiffs") against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  The Court denied Plaintiffs' Motion for Summary Judgment. On December 23, 2013, the US Patent Office instituted Defendants’ CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. Additionally, on January 17, 2014, the Court granted Defendants’ Motion to Stay the litigation pending the outcome of the CBM review proceedings. The deadline for the final written decision of the CBM review proceedings is December 23, 2014. An estimate of a possible loss or range of possible loss, if any, for this litigation cannot be made at this time.

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (the “Plaintiff”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the USPTO.  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. The oral hearing for the CBM review proceedings is scheduled for December 9, 2014. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

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

(10) Share Repurchase Program

On January 29, 2014 our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,524.5 million of plan capacity remained available for repurchases as of September 30, 2014. The table below summarizes quarterly share repurchase activity for 2014 and 2013 under all plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Three months ended	shares purchased	paid per share	plans or programs
September 30, 2014	2.7	$56.26	$150.0
June 30, 2014	2.8	$54.24	$150.5
March 31, 2014	3.2	$54.31	$175.0
December 31, 2013	2.5	$50.73	$125.7
September 30, 2013	2.7	$46.69	$124.9
June 30, 2013	2.8	$44.25	$125.0
March 31, 2013	2.7	$37.17	$100.4

(11) Segment Information
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended September 30, 2014 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$632.8	$614.5	$358.4	$(0.4)	$1,605.3
Operating expenses	422.9	373.0	296.9	188.8	1,281.6
Operating income	$209.9	$241.5	$61.5	$(189.2)	323.7
Other income (expense) unallocated					(92.5)
Income from continuing operations before income taxes					$231.2
Depreciation and amortization	$41.0	$20.9	$20.6	$74.5	$157.0
Capital expenditures	$48.5	$14.5	$19.8	$3.2	$86.0
Total assets (1)	$5,730.9	$4,952.9	$2,076.9	$1,402.3	$14,163.0
Goodwill	$4,138.9	$3,833.1	$592.7	$—	$8,564.7

(1)	Total assets as of September 30, 2014 exclude $9.1 million related to discontinued operations.

As of and for the three months ended September 30, 2013 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$578.6	$601.7	$320.0	$(0.3)	$1,500.0
Operating expenses	378.4	366.1	257.8	180.0	1,182.3
Operating income	$200.2	$235.6	$62.2	$(180.3)	317.7
Other income (expense) unallocated					(37.8)
Income from continuing operations before income taxes					$279.9
Depreciation and amortization	$39.2	$19.4	$18.7	$74.6	$151.9
Capital expenditures (1)	$64.1	$14.6	$13.8	$2.5	$95.0
Total assets (2)	$5,475.9	$5,325.3	$2,155.9	$1,531.3	$14,488.4
Goodwill	$4,057.5	$3,833.1	$600.3	$—	$8,490.9

(1)	Capital expenditures for the three months ended September 30, 2013 include $13.3 million of capital leases.

(2)	Total assets as of September 30, 2013 exclude $2.3 million related to discontinued operations.

For the nine months ended September 30, 2014 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,848.6	$1,857.6	$1,019.6	$(1.1)	$4,724.7
Operating expenses	1,243.7	1,147.7	864.6	549.2	3,805.2
Operating income	$604.9	$709.9	$155.0	$(550.3)	919.5
Other income (expense) unallocated					(177.2)
Income from continuing operations before income taxes					$742.3
Depreciation and amortization	$121.9	$61.3	$61.7	$221.2	$466.1
Capital expenditures (1)	$147.0	$48.5	$67.6	$10.4	$273.5

(1)	Capital expenditures for the nine months ended September 30, 2014 include $0.9 million of capital leases.

For the nine months ended September 30, 2013 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$1,740.9	$1,836.6	$914.7	$(2.1)	$4,490.1
Operating expenses	1,161.5	1,119.7	764.1	602.6	3,647.9
Operating income	$579.4	$716.9	$150.6	$(604.7)	842.2
Other income (expense) unallocated					(195.7)
Income from continuing operations before income taxes					$646.5
Depreciation and amortization	$118.8	$59.3	$56.2	$223.1	$457.4
Capital expenditures (1)	$152.8	$45.0	$49.0	$7.1	$253.9

(1)	Capital expenditures for the nine months ended September 30, 2013 include $15.3 million of capital leases.

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

International Solutions Group

ISG offers similar services, solutions and strategic consulting summarized above for FSG and PSG to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 2). Customers in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based customers for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $364.3 million and $358.8 million as of September 30, 2014 and 2013, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

Corporate and Other

The Corporate and Other segment consists of the corporate overhead and costs of leveraged functions that are not allocated to operating segments. These costs relate to human resources, legal, risk management, information security, finance and accounting, domestic sales and marketing, amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

(12) Acquisitions

We have completed a number of acquisitions in 2014 and 2013 that were not significant, individually or in the aggregate. Among these were Clear2Pay, Reliance and MFoundry.

Clear2Pay

On September 2, 2014, FIS signed a definitive agreement to acquire Brussels-based Clear2Pay NV. We completed the acquisition on October 1, 2014, paying $461.5 million, net of acquired cash for 100 percent ownership interest. The addition of Clear2Pay will expand FIS’ global payments capabilities and enhance our ability to deliver differentiated enterprise payments solutions.

Because the purchase price was denominated in Euros, we initiated a foreign currency forward contract to purchase Euros and sell U.S. Dollars to manage the risk arising from fluctuations in exchange rates until the closing.  As of September 30, 2014, the fair value of this derivative of $16.2 million is included in Accounts payable and accrued liabilities.   As this derivative did not qualify for hedge accounting, a corresponding amount  was recorded in Other income (expense), net.  This forward contract was settled on October 1, 2014.

Reliance

On May 5, 2014, FIS signed a definitive agreement to acquire Atlanta-based Reliance Financial Corporation (“Reliance”), including its subsidiaries Reliance Trust Company, Reliance Trust Company of Delaware and Reliance Integrated Solutions LLC. We completed the acquisition on July 15, 2014, paying approximately $110.0 million to acquire 100 percent ownership interest. The resulting combination creates a full-service wealth management and retirement offering encompassing technology, full back-office operations outsourcing, and retirement trust and fiduciary services.

mFoundry

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In March 2013, we completed the acquisition of mFoundry, Inc. ("mFoundry"), paying $115.0 million, net of cash acquired, for the remaining interest that we did not already own. mFoundry is a leading provider of mobile banking and payment solutions for financial institutions and retailers. Owning underlying technology that enables mobile commerce is expected to enhance our strategic positioning as the mobile channel continues to expand, and to enable us to leverage our capabilities over a broader customer base.   The acquisition of the remaining interest resulted in a $9.2 million pretax gain on our pre-acquisition investment in mFoundry, which is included in Other income (expense), net in the Condensed Consolidated Statements of Earnings (Unaudited) for the 2013 period.

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

•	the effect of legislative initiatives or proposals, statutory changes, changes in governmental or other applicable regulations and/or changes in industry requirements, including privacy regulations;

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

 Overview

FIS is a leading global provider of banking and payments technology solutions, and consulting and outsourcing solutions. With a long history deeply rooted in the financial services industry and banking and payment technology solutions, FIS delivers services to more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs approximately 40,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. Through our Capco brand, we deliver globally a wide range of information technology consulting and transformational services to financial institutions. FIS has topped the annual FinTech 100 list, a ranking of financial services industry technology providers, for the last four years and is a member of the Fortune 500 U.S. and of Standard and Poor’s (S&P) 500® Index. We have four reporting segments: FSG, PSG, ISG and Corporate and Other. A description of these segments is included in Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
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

We believe that current market pressures in the financial services industry create an opportunity for our consulting and professional services. Many financial institutions are at an inflection point that demands that they transform their businesses to significantly reduce their cost base while also responding to the competitive pressures of innovation and to increased regulatory oversight with regard to information technology and related processes. Capco provides strategic consulting service capabilities to respond to these market needs and we believe these services provide a competitive advantage to grow our overall business. Consulting services revenue grew at an accelerated pace in 2013 and this trend has continued in 2014. However, if consulting and professional services revenue and gross margin continue to grow as a percentage of our overall revenue and gross margin, our overall gross margin percentage would be reduced, as gross margin percentage realized for consulting and professional services is lower than that for most of our other services. In addition, as consulting and professional services revenue grow as a portion of our overall revenue, we will have a lower overall percentage of recurring revenue as generally these services are non-recurring.
We see in particular a market opportunity in large global financial institutions, where we believe we can couple our Capco strategic consulting and transformation services with outsourced technology, services and solutions to help these institutions achieve their business goals. These large institutions are subject to the pressures described above that are generating revenue for our consulting services, and moreover appear poised to increase technology spending to meet competitive pressures after a slowdown during the recent financial crisis years. We are investing in management, sales and account management resources to pursue this market opportunity. We are on track to invest an incremental $30 million in this initiative in 2014.
Mobile banking is growing in popularity as consumers are becoming increasingly digital-savvy and embrace the convenience. We expect this trend to continue and grow. We continue to focus and invest in adapting and developing new mobile solutions to assist our customers with this transition.
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

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions on a constant currency basis during the three and nine months ended September 30, 2014, including Latin America, Europe and Asia. We expect this growth trend to continue. New, large-scale outsourcing clients added in 2013 are now producing revenues and we anticipate opportunities for similar arrangements.  Demand for our solutions may also be created in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by  growth in the middle classes in these markets leading to the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, Germany and France.

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

Comparisons of three-month and nine-month periods ended September 30, 2014 and 2013

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Processing and services revenues	$1,605.3	$1,500.0	$4,724.7	$4,490.1
Cost of revenues	1,075.1	995.1	3,215.5	3,036.0
Gross profit	530.2	504.9	1,509.2	1,454.1
Selling, general, and administrative expenses	206.5	187.2	589.7	611.9
Operating income	323.7	317.7	919.5	842.2
Other income (expense):
Interest expense, net	(37.7)	(43.7)	(120.7)	(144.8)
Other income (expense), net	(54.8)	5.9	(56.5)	(50.9)
Total other income (expense), net	(92.5)	(37.8)	(177.2)	(195.7)
Earnings from continuing operations before income taxes	231.2	279.9	742.3	646.5
Provision for income taxes	72.1	97.8	233.7	214.4
Earnings from continuing operations, net of tax	159.1	182.1	508.6	432.1
Earnings (loss) from discontinued operations, net of tax	(1.2)	(3.0)	(4.3)	5.4
Net earnings	157.9	179.1	504.3	437.5
Net (earnings) loss attributable to noncontrolling interest	(7.4)	(6.8)	(20.5)	(16.3)
Net earnings attributable to FIS	$150.5	$172.3	$483.8	$421.2
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.54	$0.61	$1.71	$1.43
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)	(0.02)	0.02
Net earnings per share — basic attributable to FIS common stockholders	$0.53	$0.60	$1.69	$1.45
Weighted average shares outstanding — basic	283.1	289.2	285.5	290.0
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.53	$0.60	$1.69	$1.41
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)	(0.01)	0.02
Net earnings per share — diluted attributable to FIS common stockholders	$0.52	$0.59	$1.67	$1.43
Weighted average shares outstanding — diluted	287.0	293.2	289.3	294.3
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$151.7	$175.3	$488.1	$415.8
Earnings (loss) from discontinued operations, net of tax	(1.2)	(3.0)	(4.3)	5.4
Net earnings attributable to FIS	$150.5	$172.3	$483.8	$421.2

 Processing and Services Revenues

Processing and services revenues totaled $1,605.3 million and $1,500.0 million during the three-month periods and $4,724.7 million and $4,490.1 million during the nine-month periods ended September 30, 2014 and 2013, respectively. The increase in revenue of $105.3 million, or 7.0%, during the three-month periods and $234.6 million, or 5.2%, during the nine-month periods ended September 30, 2014 as compared to the 2013 periods is attributable to increased demand for professional and consulting services, incremental revenues from 2013 and 2014 acquisitions and growth from our international operations resulting from our expanded presence across Europe, Asia and Latin America. The year-over-year growth was diminished by $10.7 million of unfavorable foreign currency impact included in the nine-month period ended September 30, 2014 resulting from a stronger U.S. Dollar.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,075.1 million and $995.1 million during the three-month periods and $3,215.5 million and $3,036.0 million during the nine-month periods ended September 30, 2014 and 2013, respectively, resulting in gross profit of $530.2 million and $504.9 million during the three-month periods and $1,509.2 million and $1,454.1 million during the nine-month periods ended September 30, 2014 and 2013, respectively. Gross profit as a percentage of revenues was 33.0% and 33.7% during the three-month periods and 31.9% and 32.4% during the nine-month periods ended September 30, 2014 and 2013. The reduction in gross profit percentage during both the three-month and nine-month periods ended September 30, 2014 was largely attributable to a change in revenue mix reflecting an increase in professional services as a percentage of overall revenue and lower proportionate termination fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $206.5 million and $187.2 million during the three-month periods and $589.7 million and $611.9 million during the nine-month periods ended September 30, 2014 and 2013, respectively. The year-over-year increase for the three-month period ended 2014 as compared to 2013 primarily resulted from increased transaction costs and other direct, incremental costs related to recent acquisitions and severance costs. The reduction in the nine month 2014 period was primarily due to the impact of a charge recorded in the 2013 nine-month period to increase the liability established at the time of the acquisition of Capco for contingent payments based on expected operating performance in 2013 through 2015, of which $43.9 million was recorded as selling, general and administrative expenses.

Operating Income

Operating income totaled $323.7 million and $317.7 million during the three-month periods and $919.5 million and $842.2 million during the nine-month periods ended September 30, 2014 and 2013, respectively. Operating income as a percentage of revenue (“operating margin”) was 20.2% and 21.2% during the three-month periods and 19.5% and 18.8% during the nine-month periods ended September 30, 2014 and 2013, respectively. The changes in operating income and margin for the three and nine months of 2014 as compared to 2013 resulted primarily from the revenue and selling, general and administrative expense variances addressed above.

Total Other Income (Expense), Net

Total other income (expense), net was $(92.5) million and $(37.8) million during the three-month periods and $(177.2) million and $(195.7) million during the nine-month periods ended September 30, 2014 and 2013, respectively. Interest expense is a large component of total other income (expense), net. Interest expense decreased $6.0 million during the three-month period and $24.1 million during the nine-month period ended September 30, 2014, as compared to 2013 primarily due to lower borrowing rates as the result of the debt refinancing activity undertaken during 2014 and 2013. Other income (expense) net for the three- and nine-month periods of 2014 includes a loss of $16.2 on a foreign currency forward contract associated with the Euro-based purchase price for our Clear2Pay acquisition, the write-off of certain previously capitalized debt issuance costs of $5.9 million and the payment of a $29.5 million bond premium associated with the early redemption of certain debt. The nine-month 2013 period includes charges of $16.1 million for the write-off of certain previously capitalized debt issuance costs and transaction expenses related to refinancing activities and a net charge of $45.3 million comprised of a $51.6 million early-redemption premium incurred, offset by the premium reflected in the carrying value of the debt redeemed. The 2013 nine-month period also includes a $9.2 million gain resulting from the purchase of the remaining shares of mFoundry, representing the difference between the fair value and carrying value of the minority-interest investment previously held.

Provision for Income Taxes

Income tax expense from continuing operations totaled $72.1 million and $97.8 million during the three-month periods and $233.7 million and $214.4 million during the nine-month periods ended September 30, 2014 and 2013, respectively. This resulted in effective tax rates from continuing operations of 31% and 35% for the three-month periods and 31% and 33% for the nine-month periods ended September 30, 2014 and 2013. During the third quarter of 2014, we realized tax benefits related to certain acquired net operating loss carryovers. This and other discrete period items in the first half of 2014 contributed to the rate differentials for both the three-month and nine-month periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

China eCas business line	$0.2	$0.3	$(2.0)	$(1.0)
ClearPar	—	—	—	16.7
Healthcare	—	0.1	—	0.1
Participacoes	(1.4)	(3.4)	(2.3)	(10.4)
Total discontinued operations	$(1.2)	$(3.0)	$(4.3)	$5.4

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $151.7 million and $175.3 million resulting in earnings per diluted share of $0.53 and $0.60 for the three-month periods and $488.1 million and $415.8 million resulting in earnings per diluted share of $1.69 and $1.41 for the nine-month periods ended September 30, 2014 and 2013, respectively.

Segment Results of Operations (Unaudited)
Financial Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Processing and services revenues	$632.8	$578.6	$1,848.6	$1,740.9
Operating income	$209.9	$200.2	$604.9	$579.4
Revenues for FSG totaled $632.8 million and $578.6 million during the three-month periods and $1,848.6 million and $1,740.9 million during the nine-month periods ended September 30, 2014 and 2013, respectively. The overall segment increases of $54.2 million and $107.7 million during the 2014 periods as compared to 2013 were primarily attributable to growth in (1) consulting and professional services, particularly in risk and compliance and community core banking, (2) mobile and e-banking solutions, and (3) incremental revenues from our 2014 acquisition of Reliance, which is further described in Note 12 to the Condensed Consolidated Financial Statements.
Operating income for FSG totaled $209.9 million and $200.2 million during the three-month periods and $604.9 million and $579.4 million during the nine-month periods ended September 30, 2014 and 2013, respectively. Operating margin was 33.2% and 34.6% for the three-month periods and 32.7% and 33.3% for the nine-month periods ended September 30, 2014 and 2013, respectively. The increase in operating income during the 2014 periods as compared to 2013 primarily resulted from the revenue variances noted above. The decreases in the operating margin during the 2014 three-month and nine-month periods as compared to 2013 primarily result from a less favorable revenue mix reflecting higher professional services fees and lower termination fees in the 2014 periods.

Payment Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Processing and services revenues	$614.5	$601.7	$1,857.6	$1,836.6
Operating income	$241.5	$235.6	$709.9	$716.9

Revenues for PSG totaled $614.5 million and $601.7 million during the three-month periods and $1,857.6 million and $1,836.6 million during the nine-month periods ended September 30, 2014 and 2013, respectively. The revenue increases for the three months ended September 30, 2014 as compared to 2013 were attributable to debit processing, network solutions and higher software license sales, partially offset by lower termination fees during 2014. The 2014 nine-month period also included growth in item processing and biller solutions.

Operating income for PSG totaled $241.5 million and $235.6 million during the three-month periods and $709.9 million and $716.9 million during the nine-month periods ended September 30, 2014 and 2013, respectively. Operating margin was 39.3% and 39.2% during the three-month periods and 38.2% and 39.0% during the nine-month periods ended September 30, 2014 and 2013, respectively. The decreases in operating income and operating margin during the 2014 nine-month period as compared to the 2013 period primarily resulted from a change in revenue mix, primarily consisting of a reduction in termination fees and an increase in processing revenue in the first half of 2014.

International Solutions Group
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Processing and services revenues	$358.4	$320.0	$1,019.6	$914.7
Operating income	$61.5	$62.2	$155.0	$150.6

Revenues for ISG totaled $358.4 million and $320.0 million during the three-month periods and $1,019.6 million and $914.7 million during the nine-month periods ended September 30, 2014 and 2013, respectively. The revenue increases for the three and nine months ended September 30, 2014 were attributable to growth within our European consulting businesses and our expanded presence across Europe, Asia and Latin America. The increase for the 2014 three-month and nine-month periods included favorable (unfavorable) foreign currency impact of $6.6 million and $(7.5) million, respectively, resulting from changes in the strength of the U.S. Dollar during 2014.

Operating income for ISG totaled $61.5 million and $62.2 million during the three-month periods and $155.0 million and $150.6 million during the nine-month periods ended September 30, 2014 and 2013, respectively. Operating margins were 17.2% and 19.4% during the three-month periods and 15.2% and 16.5% during the nine-month periods ended September 30, 2014 and 2013, respectively. The increase in operating income during the 2014 nine month period as compared to 2013 was primarily due to the revenue variances noted above. The decrease in operating margin during the 2014 periods as compared to 2013 primarily resulted from growth in consulting revenue and the incremental investment being made in the global financial institutions market.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $189.2 million and $180.3 million during the three-month periods and $550.3 million and $604.7 million during the nine-month periods ended September 30, 2014 and 2013, respectively. The year-over-year increase for the three-month period ended 2014 as compared to 2013 primarily resulted from transaction costs and other direct, incremental costs related to recent acquisitions and severance costs. The decrease in the nine-month 2014 period as compared to 2013 was primarily due to a $50.2 million charge in 2013 to increase the liability established at the time of the acquisition of Capco for contingent payments based on expected operating performance in 2013 through 2015.

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
As of September 30, 2014, we had cash and cash equivalents of $611.8 million and debt of $4,973.1 million, including the current portion. Of the $611.8 million cash and cash equivalents, approximately $423.1 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends, which were increased to $0.24 per share per quarter in 2014. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.24 per common share was paid on September 30, 2014, to shareholders of record as of the close of business on September 16, 2014. A regular quarterly dividend of $0.24 per common share is payable on December 30, 2014 to shareholders of record as of the close of business on December 16, 2014.
Cash Flows from Operations
Cash flows from operations were $687.1 million and $675.9 million during the nine-month periods ended September 30, 2014 and 2013, respectively. Cash flows from operations increased $11.2 million in 2014 primarily due to higher net earnings and non-cash transactions included in earnings, offset by the net change in working capital. Additionally, net earnings for the 2013 period included a $26.8 million discontinued operations gain upon final determination and receipt of the earn-out payment from the January 1, 2010 sale of ClearPar and a non-cash pretax gain of $9.2 million on our pre-acquisition investment in mFoundry resulting from acquiring the remaining interest in that subsidiary.
Capital Expenditures and Other Investing Activities
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested $272.6 million and $238.6 million in capital expenditures (excluding capital leases) during the nine-month periods ended September 30, 2014 and 2013, respectively. We expect to invest approximately 5.5-6% of 2014 revenue in capital expenditures.
We also frequently use cash for acquisitions or equity investments. The most significant such uses during the reported periods were $110.0 million in the third quarter of 2014 for the Reliance acquisition and $115.0 million during the 2013 nine-month period to acquire mFoundry.
Financing

For information regarding the Company's long-term debt and financing activity, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited). Our financing activities includes the use of $125.2 million more for share repurchases, resulting in 0.5 million incremental shares repurchased in the first nine months of 2014 as compared to 2013, which is included in treasury stock activity. Additionally, the dividend payment by the Brazilian Venture addressed in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) is reflected in financing activities.

Contractual Obligations

There were no material changes in our contractual obligations in the third quarter of 2014 in comparison to the table included in our Annual Report on Form 10-K as filed on February 28, 2014; however, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of changes in our long-term debt during the second and third quarters.
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

The senior notes as described in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the notes was $2,950.0 million as of September 30, 2014. The fair value of the senior notes was approximately $2,981.8 million as of September 30, 2014. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 to the Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $13.3 million (based on principal amounts outstanding as of September 30, 2014). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2014, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2014, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of September 30, 2013, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $10.8 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of September 30, 2014, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
July 1, 2012	July 1, 2015	300.0	1 Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$700.0
________________________

(1)	0.16% in effect as of September 30, 2014.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in note 7 to the Condensed Consolidated Financial Statements (Unaudited).
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $358.4 million and $1,019.6 million in revenues during the three and nine months ended September 30, 2014, respectively of which approximately $306.4 million and $887.1 million, respectively was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2014	2013	2014	2013
Real	$9.8	$9.9	$29.3	$30.9
Euro	6.9	7.4	21.6	20.2
Pound Sterling	8.3	5.9	22.3	15.3
Indian Rupee	2.0	1.3	5.2	3.8
Total increase (decrease)	$27.0	$24.5	$78.4	$70.2
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant. Our international operations' revenues and expenses are generally denominated in local currency, which limits the majority of our economic exposure to foreign exchange risk in those jurisdictions.
Revenue included $6.1 million and $(10.7) million and operating income included $(1.4) million and $(4.5) million of (unfavorable) favorable foreign currency impact during the three and nine months ended September 30, 2014, respectively resulting from changes in the U.S. Dollar in 2014 as compared to 2013.
     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of September 30, 2014, the notional amount of these derivatives was immaterial. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

In conjunction with entering into the definitive agreement to acquire Clear2Pay in September 2014, we initiated a foreign currency forward contract to purchase Euros and sell U.S. Dollars to manage the risk arising from fluctuations in exchange rates until the closing because the purchase price was stated in Euros.  As of September 30, 2014, the fair value of this derivative of $16.2 million is included in Accounts payable and accrued liabilities.   As this derivative did not qualify for hedge accounting, a corresponding amount  was recorded in Other income (expense), net.  This forward contract was settled on October 1, 2014.

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

   CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc. (collectively, the "Plaintiffs") against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  The Court denied Plaintiffs' Motion for Summary Judgment. On December 23, 2013, the US Patent Office instituted Defendants’ CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. Additionally, on January 17, 2014, the Court granted Defendants’ Motion to Stay the litigation pending the outcome of the CBM review proceedings. The deadline for the final written decision of the CBM review proceedings is December 23, 2014. An estimate of a possible loss or range of possible loss, if any, for this litigation cannot be made at this time.

 DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (the “Plaintiff”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the USPTO.  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. The oral hearing for the CBM review proceedings is scheduled for December 9, 2014. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended September 30, 2014:

				Approximate dollar
				value of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
August 2014	1.8	$55.90	$101.6	$1,572.9
September 2014	0.9	$57.04	48.4	$1,524.5
	2.7	$56.26	$150.0

(1)
On January 29, 2014 our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,524.5 million of plan capacity remained available for repurchases as of September 30, 2014.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 7, 2014	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 7, 2014	By:	/s/ PETER J.S. SMITH
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