Form 10-K
period 2014-12-31
Fidelity National Information Services, Inc.
filed 2015-02-27
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $15,479,544,212 based on the closing sale price of $54.74 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 285,066,924 as of January 31, 2015.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2014, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2014 FORM 10-K ANNUAL REPORT

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

PART I

Item 1.    Business

Overview

FIS is a global leader in banking and payments technology as well as consulting and outsourcing solutions. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs more than 40,000 people worldwide and holds leadership positions in payment processing and banking solutions. Through our Capco brand, we deliver globally a wide range of information technology consulting, advisory and transformational services to financial institutions. Providing software, services and outsourcing of the technology that drives financial institutions, FIS is a member of the Fortune 500 and is a member of Standard & Poor’s 500® Index.

FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc. and our stock is traded on the New York Stock Exchange under the trading symbol "FIS".

We help clients address and solve their critical and challenging business and technology problems by leveraging the breadth and depth of our software applications and services, our collective experience, our broad range of successful methodologies and our global scale. We have grown organically as well as through acquisitions, which have contributed applications and service expansion capabilities that complement or enhance our existing offerings and diversify our revenues by clients, geography and service offering. These acquired offerings include integrated consulting services, integrated core banking and payment solutions, mobile banking solutions, wealth management services, item processing services, card issuer services, risk management solutions, electronic loan amendment applications and services, electronic funds transfer ("EFT") services, and prepaid/gift card processing for all sizes of financial institutions, including community banks and credit unions. Many of these solutions are also sold to other commercial businesses. These strategic acquisitions have enabled us to broaden our available solution sets, scale our operations, develop our global consulting expertise, expand and diversify our client base and strengthen our competitive position. We continue to invest in our solutions and services, looking to innovate and enhance them to deliver more value to our clients.

Financial Information About Operating Segments and Geographic Areas

During the periods presented, we operated our business in four reporting segments: 1) Financial Solutions Group (“FSG”); 2) Payment Solutions Group (“PSG”); 3) International Solutions Group (“ISG”); and 4) Corporate and Other. In December 2014, we announced the promotion of Gary Norcross to Chief Executive Officer, effective January 1, 2015.  In 2015, we have made a number of other organizational changes designed to align our services and solutions with their best market opportunity. How we allocate resources and analyze performance in the new structure may result in a change in our reportable segments.

Competitive Strengths

We believe that our competitive strengths include the following:

•
Brand — FIS has built a global brand known for market leading solutions, innovation and thought leadership in the financial services sector. Capco likewise has a strong brand in integrated consulting and advisory technology strategy and services in this sector.

•
Global Reach, Distribution and Scale — Our worldwide presence, breadth and depth of solution offerings, client diversity, established infrastructure and employee skills and competencies enable us to leverage our client relationships and global scale to drive revenue growth and operating efficiency.   We are a global leader in the primary markets we serve, supported by a large, knowledgeable talent pool of employees around the world.

•
Extensive Domain Expertise and Portfolio Depth — FIS has a significant number and wide range of high-quality software applications and service offerings that have been developed over many years with substantial input from our clients. We leverage our industry and technology knowledge and experience to tailor these applications and service offerings to deliver comprehensive business solutions that address specific needs of our clients and our clients' customers. These solutions include a wide range of flexible service arrangements for the deployment and support of our software, from cloud-based offerings to managed processing arrangements to traditional license and maintenance approaches, either at the client’s site or at an FIS location. Our broad solution set allows us to bundle tailored and/or integrated solutions to compete effectively. In addition, FIS is able to use the modular nature of our software applications and our ability to integrate many of our applications and services with the solutions of others to provide customized solutions that respond to individualized client needs. We understand the needs of our clients and their customers and have developed innovative solutions that we believe give them a competitive advantage, reducing their operating costs and improving their productivity.

•
Excellent Relationship with Clients — Our client-centered approach has enabled us to establish deep and long-lasting client relationships. A significant percentage of FIS’ services are provided under multi-year, recurring contracts, which allows us to develop close partnerships with these clients resulting in high client retention rates. As the breadth and value proposition of FIS’ service offerings has expanded, our access to our clients’ executives and their interest in our solutions and services has increased, presenting greater opportunities for cross-selling and upselling broader integrated solutions to them.

Strategy

Our mission is to provide our clients with superior solutions and services, which we believe will assist our clients in their respective marketplaces and will result in sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal has been and continues to be built on the following pillars:

•
Support Our Clients Through Transformation — Changing market dynamics, particularly in the areas of information security, regulation and innovation, are transforming the way our clients operate, which is driving incremental demand for our leveraged solutions and consulting expertise. As clients evaluate technology, business process changes and vendor risks, our depth of services capabilities enables us to become involved earlier in their planning and design process and assist them as they manage through these changes.

•
Expand Client Relationships  — The overall market we serve continues to gravitate beyond single-product purchases to multi-solution partnerships. As the market dynamics shift, our clients may rely more on our multidimensional, integrated service offerings. Our leveraged solutions and processing expertise, along with our consulting and advisory services, can produce meaningful value and cost savings for our clients through more efficient operating processes, improved experience and service quality and convenience for our clients' customers.

•
Build , Buy, or Partner to Add Solutions to Cross-Sell — We continue to invest in growth through internal product development, as well as through product-focused or market-centric acquisitions and equity investments that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross-sell. We also partner from time to time with other entities to provide comprehensive offerings to our clients. By investing in solution innovation and integration, we continue to expand our value proposition to clients.

•
Continually Improve to Drive Margin Expansion  — We strive to optimize our performance through investments in infrastructure enhancements, our workforce and other measures that are designed to create organic revenue and margin expansion.

•	Build Global Diversification — We continue to deploy resources in global markets where we expect to achieve meaningful scale.
Revenues by Segment

The table below summarizes our revenues by reporting segment (in millions):

	2014	2013	2012
FSG	$2,494.0	$2,344.4	$2,246.4
PSG	2,504.8	2,454.9	2,380.6
ISG	1,417.3	1,266.6	1,168.7
Corporate & Other	(2.3)	(2.5)	0.1
Total Consolidated Revenues	$6,413.8	$6,063.4	$5,795.8

Financial Solutions Group

The focus of FSG is to provide comprehensive services and software to satisfy the processing, technology, and outsourcing needs of our financial institution clients in North America. We service the core and related ancillary processing needs of North American banks, credit unions, automotive financial companies, commercial lenders, and independent community and savings institutions. The FSG segment offers a broad selection of in-house and outsourced solutions to banking clients that span the range of asset sizes. FSG clients typically commit to multi-year contracts that provide a stable, recurring revenue base and opportunities for cross-selling additional financial and payments offerings.

We employ several business models to provide our solutions to our clients. We typically deliver the highest value to our clients when we combine our software applications and deliver them in one of several types of outsourcing arrangements, such as cloud-based provider, application service provider, through facilities management processing or by an application management arrangement. We are also able to deliver individual applications through a software licensing arrangement. Based upon our expertise gained through the foregoing arrangements, some clients also retain us to manage their IT operations with or without using any of our proprietary software. We also provide strategic consulting services that help financial institutions define and manage their technology strategies and projects.

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

•
Channel Solutions, including Internet, Mobile and eBanking.  Our comprehensive suite of retail banking delivery applications enables financial institutions to integrate and streamline customer-facing operations and back-office processes, thereby improving customer interaction across all channels (e.g., branch offices, Internet, ATM, Mobile, call centers). FIS' focus on consumer access has driven significant market innovation in this area, with multi-channel and multi-host solutions and a strategy that provides tight integration of services and a seamless customer experience. FIS is a leader in mobile banking solutions and electronic banking enabling clients to manage banking and payments through the Internet, mobile devices and telephone. Our corporate electronic banking solutions provide commercial treasury capabilities including cash management services and multi-bank collection and disbursement services that address the specialized needs of corporate clients. FIS systems provide full accounting and reconciliation for such transactions, serving here also as the system of record.

•
Fraud, Risk Management and Compliance Solutions.  Our decision solutions offer a spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing existing customer accounts and fraud. Our applications include know-your-customer, new account decisioning and opening, account and transaction management, fraud management and collections. Our risk management services use our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account or accepting a check at either the point-of-sale, a physical branch location, or through the Internet. Our systems use a combination of advanced authentication procedures, predictive analytics, artificial intelligence modeling and proprietary and shared databases to assess and detect fraud risk for deposit transactions for financial institutions. We also provide outsourced risk management and compliance solutions that are configurable to a client's regulatory and risk management requirements.

•
Syndicated Lending.  Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination, amendment, trade and servicing.

•
Global Commercial Services.  As our clients address their financial, regulatory, growth and security challenges, there is an increased trend toward outsourcing. Our global commercial services include solutions, both onshore and offshore, designed to meet the technology challenges facing clients, large or small, including financial institutions and non-financial institutions. These solutions range in scope from consulting engagements to application development projects and from operations support for a single application to full management of information technology infrastructures. We also provide outsourcing teams to manage costs, improve operational efficiency and transform our clients' back office and customer service processes.

•
Strategic Consulting Services. Capco's North American operations are included in FSG. Capco provides complex integrated consulting and advisory, technology and large-scale IT transformation services to financial institutions.

Capco consultants work with financial institutions to design and implement improvements in their information technology architecture, providing design, digital strategy consulting, program and change management and delivery services. Global financial institutions in particular can benefit from the combination of Capco's expertise with FIS' broad solution set as they transform in the evolving marketplace to restore customer confidence, reduce their cost structure and provide innovative solutions to their customers.

Payment Solutions Group

PSG provides a comprehensive set of services and software for the EFT, card processing, item processing, bill payment, and government payments processing needs of our clients in North America. PSG is focused on servicing the payment and EFT needs of North American headquartered banks and credit unions, commercial lenders, independent community and savings institutions and government institutions. PSG clients typically commit to multi-year contracts that provide recurring revenues based on underlying payment transaction volumes. The common goal of our offerings continues to be convenience and security for the consumer, coupled with value to the financial institution and merchant. In response to the expanding uses of mobile channels, we have delivered mobile payment solutions to our clients and continue to focus on this emerging market for our clients.

Our solutions in this segment include:

•
Electronic Funds Transfer and Network Services.  Our electronic funds transfer and debit card processing businesses offer settlement and card management solutions for financial institution card issuers. We provide traditional ATM- and PIN-based debit network access through NYCE, and emerging real-time payment alternatives are available through our PayNet® network. NYCE connects millions of cards and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money. Also through NYCE and PayNet®, clients such as financial institutions, retailers and independent ATM operators can capitalize on the efficiency, consumer convenience and security of electronic real-time payments, real-time account-to-account transfers, and strategic alliances such as surcharge-free ATM network arrangements.

•
Card Solutions.  More than 4,000 financial institutions use a combination of our technology and/or services to issue VISA®, MasterCard® or American Express® branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. We offer Europay, MasterCard and VISA ("EMV") integrated circuit cards, often referred to as smart cards or chip cards, as well as a variety of stored-value card types and loyalty/reward programs. Our integrated services range from card production and activation to processing to an extensive range of fraud management services and value-added loyalty programs designed to increase card usage and fee-based revenues for financial institutions and merchants. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing clients. We are also a leading provider of prepaid card services, which include gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs.

•
Item Processing and Output Services.  Our item processing services furnish financial institutions with the equipment needed to capture data from checks, transaction tickets and other items; image and sort items; process exceptions through keying; and perform balancing, archiving and the production of statements. Our item processing services are used by financial institutions and are performed at one of our multiple item processing centers located throughout the U.S. or on-site at client locations. Our extensive solutions include distributed (i.e., non-centralized) data capture, mobile deposit capture, check and remittance processing, fraud detection, and document and report management. Clients encompass banks and corporations of all sizes, from de novo banks to the largest financial institutions and corporations. We offer a number of output services that are ancillary to the primary solutions we provide, including print and mail capabilities, document composition software and solutions, and card personalization fulfillment services. Our print and mail services offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs. We provide our card personalization fulfillment services for branded credit cards and branded and non-branded debit and prepaid cards.

•
ePayment Solutions.  We provide reliable and scalable bill publishing and bill consolidation technology for our clients, generating and facilitating the payment of millions of monthly bills, servicing both billers and financial institution clients. Online bill payment functionality includes credit and debit card-based expedited payments, as well as our emerging person-to-person payment service, PeoplePay ™. Our end-to-end presentment and payment solution provides an all-in-one solution to meet billers’ needs for the distribution and collection of bills and other customer documents. FIS also provides Automated Clearing House ("ACH") processing.

•
Retail Solutions. Our check authorization business provides check risk management and related services to businesses accepting or cashing checks. Our services assess the likelihood (and often provide a guarantee) that a check will clear. Our check authorization system uses artificial intelligence modeling and other state-of-the-art technology to deliver accuracy, convenience and simplicity to retailers. Our closed loop gift card solutions and loyalty programs provide merchants compelling solutions to drive consumer loyalty. In addition, our merchant processing service provides a merchant or financial institution a comprehensive solution to manage its merchant card activities, including point-of-sale equipment, transaction authorization, draft capture, settlement, charge-back processing and reporting.

•
Government Payments Solutions.  We provide comprehensive, customized electronic service applications for government agencies, including Internal Revenue Service (IRS) payment services, government food stamp and nutrition programs known as Supplemental Nutrition Assistance Program (“SNAP”) and Women, Infants and Children ("WIC"). We also facilitate the collection of state income taxes, real estate taxes, utility bills, vehicle registration fees, driver’s license renewal fees, parking tickets, traffic citations, tuition payments, court fees and fines, hunting and fishing license fees, as well as various business licenses.

International Solutions Group

ISG provides local services to our clients in more than 100 countries around the world. The services delivered by FIS in these locations include many of the same financial and payments solutions we offer in North America. We provide core banking applications, channel solutions, debit/credit/and prepaid card and merchant services, wealth management services, item processing and check risk management solutions to financial institutions, card issuers, commercial enterprises and government operations.

Banking and Payments Services. Our international operations leverage existing applications and provide services for the specific business needs of our clients in targeted international markets. Services are delivered from multiple operations centers around the world. Our payment solutions services include fully outsourced card-issuer services and customer support, payment processing and switching services, prepaid and debit card processing, item processing, software licensing and maintenance, outsourced ATM management and retail point-of-sale check warranty services. Our financial solutions services include fully outsourced core bank processing arrangements, application management, software licensing and maintenance and facilities management.

Strategic Consulting Services. Capco's operations outside of North America are included in ISG, providing the same integrated consulting described above under FSG.

ISG represented approximately 22% of total 2014 revenues, with potential for both growth in existing client accounts and new account penetration. Management believes the greatest potential for growth is in the Western European, Latin American and Asian markets. Our Brazilian joint venture partner, Banco Bradesco, is our largest ISG client and was responsible for 20% of ISG revenue in 2014 --See Related Party Note 5 to the Consolidated Financial Statements.

Corporate and Other Segment

The Corporate and Other segment consists of the corporate overhead and costs of leveraged functions that are not allocated to operating segments. These costs relate to domestic sales and marketing, finance and accounting, risk management and information security, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance.

Sales and Marketing

We see a trend in the buying behavior of financial services sector clients away from single products and toward integrated solutions that best suit a particular market of clients. We have experienced sales personnel with expertise in particular services and markets as well as in the needs of particular types of clients. We believe that focusing our expertise in specific markets (e.g., global financial institutions, North American financial institutions) and tailoring integrated solution sets of particular value to participants in those markets will enable us to deliver better value to our clients and also help us leverage opportunities to cross-sell and up-sell. As a result, in 2014 we realigned our sales teams to better match our solution expertise with the market opportunity and client demand. In 2014, we hired additional personnel with a specific focus on global financial institutions and we expect to sustain and continue to invest in this market initiative. We target the majority of our potential clients via direct and/or indirect field sales, as well as inbound and outbound lead generation and telesales efforts.

Our global marketing strategy is to develop and lead the execution of the FSG, PSG, and ISG strategic marketing plans in support of their revenue and profitability goals and the FIS brand. Key components include thought leadership, integrated programs with consistent message development, internal and external communications, client conference content management, web content creation and management, trade shows, demand generation campaigns and collateral development and management. We leverage our sales and marketing teams across North America, selling both PSG and FSG solutions. Internationally, we have a regional sales and marketing coverage model. For large strategic clients, we further designate an engagement partner to manage the relationship and identify sales opportunities.

Patents, Copyrights, Trademarks and Other Intellectual Property

The Company owns intellectual property, including trademarks, trade names, copyrights and patents, that we believe are important to our future success. We rely on a combination of contractual restrictions, internal security practices, patents, copyrights and applicable law to establish and protect our software, technology and expertise worldwide. We rely on trademark law to protect our rights in those brands. We intend to continue taking appropriate measures to protect our intellectual property rights, including by legal action when necessary and appropriate. In general, we own the proprietary rights necessary for the conduct of our business, although we do license certain items from third parties under arms-length agreements for varying terms.

Competition

Our primary competitors include internal technology departments within financial institutions and retailers, data processing or software development departments of large companies or large computer manufacturers, companies that deliver software and integrated services to the financial services industry, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services, strategic consulting and technology consulting firms, and business process outsourcing companies. Some of these competitors possess greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, the ability of the provider to maintain, enhance and support the applications or services, price and overall relationship management. We believe that we compete favorably in each of these categories. In addition, we believe that our financial services industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual clients, enhances our competitiveness against companies with more limited offerings.

In addition, our external competition continues to grow as international providers seek to bring their core processing and related products to the North American market. In this market we compete with International Business Machines Corporation (IBM), Fiserv, Inc., Jack Henry and Associates, Inc., Accenture Ltd., Alliance Data Systems Corporation, DST Systems, D+H Corporation, CSI, COCC, SAP, Black Knight Financial Services, CSC, SEI Investments Company, ACI Worldwide, SunGard Data Systems, Inc. and certain competitors in international markets have shown an increased presence in North America, including Oracle Financial Services Software Limited (formerly known as I-Flex Solutions Limited), Misys plc, Infosys Technologies and Temenos Group AG while others for now compete primarily in international markets, such as Alnova Technologies Corporation, Atos, TATA Capital and Polaris Technologies. A number of these competitors also provide ancillary financial and product solutions. Our competitors in the card services market include MasterCard Incorporated, Visa Inc., and third-party credit and debit card processors, such as First Data Corporation, Vantiv, Total System Services, Inc., HP Enterprise Services and Payment Systems for Credit Unions (PSCU). New non-traditional payments competitors include Apple, Google and Paypal. Competitors in the check risk management services market include First Data Corporation’s TeleCheck Services division, Heartland Payment Systems, Inc., Total Systems Services, Inc. and Global Payments, Inc.

Research and Development

Our research and development activities have related primarily to the design and development of processing systems and related software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities surrounding our outsourcing infrastructure. In addition, we intend to offer services that are compatible with new and emerging delivery channels.

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity-type functions within a technology platform environment. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In each of the years ended December 31, 2014, 2013 and 2012, approximately 2% to 3% of revenues were invested in research and development efforts.

Government Regulation

Our services are subject to a broad range of complex federal, state, and foreign regulation, including federal truth-in-lending and truth-in-savings rules, Regulation AA (Unfair or Deceptive Acts or Practices), privacy laws, usury laws, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The compliance of our services and applications with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. Our clients are contractually responsible for determining what is required of them under applicable laws and regulations so that we can assist them in their compliance efforts. The failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide them, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation impacting our business are:

•
Oversight by Banking Regulators. As a provider of electronic data processing and back-office services to financial institutions, FIS is subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council ("FFIEC"), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities as part of the Multi-Region Data Processing Servicer Program ("MDPS"). The MDPS program includes technology suppliers who provide mission critical applications for a large number of financial institutions that are regulated by multiple regulatory agencies. Periodic information technology examination assessments are performed using FFIEC Interagency guidelines to identify potential risks that could adversely affect serviced financial institutions, determine compliance with applicable laws and regulations that affect the services provided to financial institutions and ensure the services we provide to financial institutions do not create systemic risk to the banking system or impact the safe and sound operation of the financial institutions we process. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators. We are also subject to review under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and the use of consumer information. Our U.S. based wealth management business holds charters in the states of Georgia and Delaware which exposes us to further regulatory compliance requirements of the Georgia Department of Banking and Finance and the Office of the Commissioner of Banking in the State of Delaware. In addition, our Platform Securities, LLC subsidiary in the U.K. is subject to regulation by the Financial Conduct Authority ("FCA") as a custodian involved in the safeguarding and administration of assets of its professional and retail customers. The FCA has increased regulatory mandate under U.K. law effective April 1, 2014 and other businesses of ours in the U.K. will become subject to regulation under the FCA in the coming year.

•
Privacy.  Our financial institution clients are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act. These regulations place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our clients as apply to the financial institutions themselves.

•
Money Transfer.  Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. These businesses may also be subject to certain state, local and tribal licensing requirements. The

Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission and the sale of stored value cards to register as a money transmitter with that jurisdiction's banking department.

•
Consumer Reporting and Protection.  Our retail check authorization services (Certegy Check Services) and account opening services, including credit scoring analysis (ChexSystems) maintain databases of consumer information and, as a consequence, are subject to the Federal Fair Credit Reporting Act and similar state laws. Among other things, the Federal Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their files, to dispute their accuracy, and to require verification or removal of disputed information. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we strive to, and have made considerable investment to, maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling disputes. We also are focused on ensuring our operating environments safeguard and protect consumer's personal information in compliance with these laws.

The Dodd-Frank Act was enacted and signed into law on July 21, 2010. Among other provisions, this legislation created the Consumer Financial Protection Bureau (the "CFPB"), whose sole focus is to develop, implement and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection rules promulgated by the CFPB, including enhanced oversight of non-financial institutions providing financial services. For financial institutions with less than $10 billion in assets, enforcement of the rules will be carried out by such institution's primary federal regulator. Certain of our businesses that affect end consumers are subject to examination by these regulators from time to time.

Our consumer reporting and facing businesses are subject to CFPB bulletin 2013-7 an update to the former Regulation A- Unfair Deceptive Acts or Practices, which states the definition of Unfair, Deceptive or Abusive Acts or Practices (UDAAP). This specific bulletin states that UDAAPs can cause significant financial injury to consumers, erode consumer confidence, and undermine fair competition in the financial marketplace. Original creditors and other covered persons and service providers under the Dodd-Frank Act involved in collecting debt related to any consumer financial product or service are subject to the prohibition against UDAAPs in the Dodd-Frank Act.

•
Debt Collection.  Our collection services supporting our check, card and payment environments are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws.

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

Information Security

Globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public, sensitive information. FIS is not immune to such attacks. As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including but not limited to sensitive information of our clients and personal consumer data. For more information on Information Security, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.
Employees

As of December 31, 2014, we had approximately 40,000 employees, including approximately 25,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 11,000 of our employees, primarily in Brazil and Germany, are represented by labor unions or work councils. We consider our relations with employees to be good.

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

Risks Related to Our Business and Operations

Entity mergers or consolidations and business failures in the banking and financial services industry could adversely affect our business by eliminating some of our existing and potential clients and making us more dependent on a more limited number of clients.

There has been and continues to be substantial consolidation activity in the banking and financial services industry. In addition, many financial institutions that experienced negative operating results, including some of our clients, have failed. These consolidations and failures reduce our number of potential clients and may reduce our number of existing clients, which could adversely affect our revenues, even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our clients fail and/or merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

If we fail to innovate or adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients or our clients could lose customers and have difficulty attracting new clients for our services.

The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current services, and develop and introduce new services that address the increasingly sophisticated needs of our clients and their customers. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these services, or that our new services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Any of these developments could have an adverse impact on our future revenues and/or business prospects.

We operate in a competitive business environment and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

The market for our services is intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. Some of our competitors have substantial resources. We face direct competition from third parties, and since many of our larger potential clients have historically developed their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential clients’ in-house capacities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition, and results of operations. See "Item I. Business. Competition."

Global economic, political and other conditions, including business cycles and consumer confidence, may adversely affect our clients or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability.
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
Constraints within global financial markets or international regulatory requirements could constrain our financial institution clients' ability to purchase our services, impacting our future growth and profitability.

A significant number of our clients and potential clients may hold sovereign debt of economically struggling nations or be subject to emerging international requirements such as Basel III, which could require changes in their capitalization and hence the amount of their working capital available to purchase our services. These potential constraints could alter the ability of clients or potential clients to purchase our services and thus could have a significant impact on our future growth and profitability.

Potential clients may be reluctant to switch to a new vendor, which may adversely affect our growth.

For banks and other potential clients of our financial information software and services, switching from one vendor of bank core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. Many potential clients perceive potential disadvantages such as loss of accustomed functionality, increased costs (including conversion costs) and business disruption. As a result, potential clients may resist change. We seek to overcome this resistance through value enhancing strategies such as a defined conversion process, system integration including bundling additional services and making ongoing investments to enhance the functionality of our software. However, there can be no assurance that our strategies for overcoming potential clients’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth.

The sales and implementation cycles for many of our software and service offerings can be lengthy and require significant investment from both our clients and FIS. If we fail to close sales or if a client chooses not to complete an installation after expending significant time and resources to do so, our business, financial condition, and results of operations may be adversely affected.
The sales and associated deployment of many of our software or service offerings often involve significant capital commitments by our clients and/or FIS. Potential clients generally commit significant resources to an evaluation of available software and services and require us to expend substantial time, effort, and money educating them prior to sales. Further, as part of the sale or deployment of our software and services, clients may also require FIS to perform significant related services to complete a proof of concept or custom development to meet their needs. All of the aforementioned activities may expend significant funds and management resources and, ultimately, the client may determine not to close the sale or complete the implementation. If we are unsuccessful in closing sales or if the client decides not to complete an implementation after we expend significant funds and management resources or we experience delays, it could have an adverse effect on our business, financial condition, and results of operations.
Failure to obtain new clients or renew client contracts on favorable terms could adversely affect results of operations and financial condition.
We may face pricing pressure in obtaining and retaining our larger clients. Larger clients may be able to seek price reductions from us when they renew a contract, when a contract is extended, or when the client's business has significant volume changes. They may also reduce services if they decide to move services in-house. Further, our smaller and mid-size clients may exert pricing pressure due to pricing competition or other economic needs or pressures being experienced by the client. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could result in an adverse effect on our business, operating results and financial condition.
Further, failure to renew client contracts on favorable terms could have an adverse effect on our business. Our contracts with clients generally run for several years and include liquidated damage provisions that provide for early termination fees. Term

s are generally renegotiated prior to the end of a contract's term. If we are not successful in achieving a high rate of contract renewals on favorable terms, our results of operations and financial condition could be adversely affected.
We may experience defects, development delays, installation difficulties, system failure, or other service disruptions with respect to our technology solutions, or execution problems with our transformation services, which would harm our business and reputation and expose us to potential liability.

Many of our services, including our transformation services, are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our clients or our clients may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in: (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of clients; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through controls, including system redundancies, security controls, application development and testing controls and disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will always be successful in preventing disruption or limiting our liability.

The Dodd-Frank Act may result in business changes for our clients that could have an adverse effect on our financial condition, revenues, results of operations, or prospects for future growth and overall business.
Our clients, and as a result our associated software and services, are required to comply with numerous regulations. The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the regulations governing the financial services industry within the United States. The Act established the Consumer Financial Protection Bureau and will require this and other federal agencies to implement many new regulations, which have the potential to increase the amount and types of regulation on areas of our business that were not previously regulated.
Several new regulations and rules will be written and implemented as directed by the aforementioned legislation. These new rules and regulations will require our clients or potential clients to comply with new requirements and could require us to directly comply with new regulations. These new requirements could result in the need for FIS to make capital investments to modify our products and services to facilitate our clients' and potential clients' compliance, as well as to deploy additional processes or reporting to comply with new regulations. Further, requirements of the new regulations could result in changes in our clients' business practices and those of other marketplace participants that may alter the delivery of services to consumers, which could impact the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our clients. As a result, these new requirements could have an adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.

Many of our clients are subject to a regulatory environment and to industry standards that may change in a manner that reduces the number of transactions in which our clients engage and, therefore, reduces our revenues.
Our clients are subject to a number of government regulations and industry standards with which our services must comply. Our clients must ensure that our services and related products work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our clients' businesses that could lead to increased operating costs and could reduce the convenience and functionality of our products and services, possibly resulting in reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our clients and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.
Regulations enacted by the Consumer Financial Protection Bureau may require FIS to enact new business practices which may require capital investment and/or incremental expenses which could impact our future operating results.
The Consumer Financial Protection Bureau regulates financial and non-financial institutions and providers to those organizations. The CFPB is establishing its regulatory agenda and will likely pass additional rules for regulating non-financial institution providers to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices. The impact of these rules may require FIS or its subsidiaries to be subject to additional regulation and adopt additional business practices that could require additional capital expenditures or impact our operating results.

Our revenues from the sale of services to members of VISA, MasterCard, American Express, Discover and other similar organizations are dependent upon our continued certification and sponsorship, and the loss or suspension of certification or sponsorship could adversely affect our business.

In order to provide our card processing services, we must be certified (including applicable sponsorship) by VISA, MasterCard, American Express, Discover and other similar organizations. These certifications are dependent upon our continued adherence to the standards of the issuing bodies and sponsoring member banks. The member financial institutions, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards we could be fined, our certifications could be suspended, or our registration could be terminated. The suspension or termination of our certifications, or any changes in the rules and regulations governing VISA, MasterCard, American Express, Discover, or other similar organizations, could result in a reduction in revenue or increased costs of operation, which in turn could have a material adverse effect on our business.

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

Interchange fees and related practices have been receiving significant legal and regulatory scrutiny worldwide. The resulting regulatory changes that could occur from proposed regulations could alter the fees charged by card associations and debit networks worldwide. Such changes could have an adverse impact on our business or financial condition due to reductions or changes in types of transactions processed on behalf of our clients. See "Item I. Business. Government Regulation" for more information.

If we fail to comply with applicable regulations or to meet regulatory expectations, our business, results of operations or financial condition could be adversely impacted.

The majority of our data processing services for financial institutions are not directly subject to Federal or State regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by various federal and state regulatory authorities and by international regulatory authorities, such as the FCA, in certain jurisdictions. If we fail to comply with any applicable regulations or guidelines for operations of a data services provider, we could be subject to regulatory actions or regulatory rating changes, may not meet contractual obligations, or suffer harm to our client relationships or reputation. Failure to meet the aforementioned requirements or to adapt to new requirements at the Federal, State or international level could inhibit our ability to retain existing clients or obtain new clients, which could have an adverse impact on our business, results of operations and financial condition.

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
Security breaches or attacks, or our failure to comply with information security laws, or regulations or industry security requirements, could harm our business by disrupting our delivery of services and damaging our reputation and could result in a breach of one or more client contracts.

We electronically receive, process, store and transmit sensitive business information of our clients. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records. Such information is necessary to support our clients' transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of our information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information we secure could be compromised. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records, or could otherwise cause interruptions in our operations. These risks are greater with increased information transmission over the Internet and the increasing level of sophistication posed by cyber criminals.

Our risk management and information security programs are the subject of ongoing review by the federal regulatory agencies with responsibility for oversight of our business. In late April 2014, the federal agencies that provide regulatory oversight for FIS issued a confidential report related to their examination of our information security, risk management and internal audit functions between October 2012 and October 2013. We responded to the report and described the actions that we have taken, as well as ongoing efforts underway to address specific findings. The regulatory agencies distributed the report, and a cover letter, to a subset of our regulated clients beginning in May 2014. This prompted inquiries from clients, which, to the extent permitted by federal regulation, FIS has addressed on an individual basis. We are unable to predict with certainty what, if any, further communications our regulators will have with our regulated financial institution clients. We are also unable to predict the effect that any such communications may have on our business. It remains possible that future actions by our regulators or clients related to this matter could have a material adverse impact on our business.

As a provider of services to financial institutions and a provider of card processing services, we are bound by the same limitations on disclosure of the information we receive from our clients as apply to the clients themselves. If we fail to comply with these regulations and industry security requirements, we could be exposed to suits for breach of contract, governmental proceedings, the imposition of fines, or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level, or by a specific industry body, they could have an adverse impact on us through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause our existing clients to lose confidence in our systems and terminate their agreements with us, inhibit our ability to attract new clients, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate our business.

High profile payment card industry or digital banking security breaches could impact consumer payment behavior patterns in the future and reduce our card payment transaction volumes.

We are unable to predict whether or when high profile card payment or digital banking security breaches will occur and if they occur, whether consumers will transact less on their payment cards or reduce their digital banking service. If consumers transact less on cards issued by our clients or reduce digital banking services and we are not able to adapt to offer our clients alternative technologies, it could have a significant adverse impact on our revenue and related earnings.

Misappropriation of our intellectual property and proprietary rights or a finding that our patents are invalid could impair our competitive position.

Our ability to compete depends in some part upon our proprietary solutions and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary or challenge the validity of our patents with governmental authorities. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our applications and services are made available online. Misappropriation of our intellectual property or potential litigation concerning such matters could have an adverse effect on our results of operations or financial condition.

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

We face liability to our merchant clients if checks that we have guaranteed are dishonored by the check writer’s bank.

If checks that we have guaranteed are dishonored by the check writers' banks, we must reimburse our merchant clients for the checks' face value and pursue collection from the check writers. In some cases, we recognize a liability to our merchant clients for estimated check returns and a receivable for amounts we estimate we will recover from the check writers, based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned may exceed our estimates and actual amounts recovered by us may be less than our estimates. Changes in economic conditions, the risk characteristics and composition of our clients and other factors could impact our actual and projected amounts.
Lack of system integrity, fraudulent payments, credit quality, undetected errors related to funds settlement or the availability of clearing services could result in a financial loss.

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, banking payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment as well as the detection or prevention of fraudulent payments. If our continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised, this could result in a financial loss to us. In addition, we rely on various financial institutions to provide ACH services in support of funds settlement for certain of our products. If we are unable to obtain such ACH services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us. Furthermore, if one of our clients for which we facilitate settlement suffers a fraudulent event due to an error of their controls, we may suffer a financial loss if the client does not have sufficient capital to cover the loss.

Failure to properly manage or mitigate risks in the operation of our wealth management businesses in the U.S and the U.K could have adverse liability consequences.

We have wealth management businesses in the U.S. and U.K. engaged in processing securities transactions on behalf of clients and serving as a custodian. Failure to properly manage or mitigate risks in those operations and increased volatility in the financial markets may increase the potential for and magnitude of resulting losses, including those that may arise from human errors or omissions, defects or interruptions in computer or communications systems or  breakdowns in processes or in internal controls.  Human errors or omissions may include failures to comply with applicable laws or corporate policies and procedures, theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties.  In addition, the U.S. based business holds charters in the states of Georgia and Delaware which exposes us to further regulatory compliance requirements of the Georgia Department of Banking and Finance and the Office of the Commissioner of Banking in the State of Delaware. The U.S. wealth management business is required to hold certain levels of regulatory capital as defined by the state banking regulators in the states in which they hold a bank or trust charter (Delaware and Georgia). In the U.K., our Platform Securities business is regulated by the FCA and is subject to further regulatory capital requirements.

We have business in emerging markets such as Brazil, India and Southeast Asia. These emerging markets may experience significant economic volatility in the future, which could add volatility to our revenue and earnings.

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

Our international operations represent approximately 22% of total 2014 revenues, which are largely conducted in currencies other than the U.S. Dollar, including the Brazilian Real, British Pound, Euro and Indian Rupee. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), differences in business practices and changes in the value of the U.S. Dollar versus local currencies. In addition, we are less well-known internationally than in the United States, have less experience with local business conditions and may face challenges in successfully managing small operations located far from our headquarters, because of the greater difficulty in overseeing and guiding operations from a distance.

As we expand our international operations, more of our clients may pay us in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates. Our primary exposure to movements in foreign currency exchange rates relates to foreign currencies in Brazil, Europe, Australia and parts of Asia. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on our business, financial position and results of operations.

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

Risks Related to Business Combinations and Ventures

We have a substantial investment in our Brazilian Venture and obtain significant revenue through that venture that would be lost and result in significant termination costs if our venture partner were to terminate the agreement.

Revenue attributable to our Brazilian Venture partner, Banco Bradesco, accounted for $277.4 million in 2014. The contract that we have with our Brazilian Venture partner allows for the termination or partial termination of the contract at any point during the 10-year term, which ends September 30, 2020. This risk of contract termination is reduced by guaranteed performance targets and minimum payments that would be triggered upon the event of an early termination. These payments have been established based on FIS' expected rate of return for the contract over a 10-year period. The required payments and buyouts decline each year and are further reduced by returns in excess of the expected returns for the contract and reduce the overall barrier to exiting the venture. If our partner were to exit the agreement, this could have a significant impact on our future revenue and growth. For further detail on our Brazilian Venture see Note 5 to the Consolidated Financial Statements.

Additionally, we employ approximately 10,000 employees in Brazil who would have the ability to file labor claims if their employment is terminated. If our Brazilian Venture partner were to terminate the agreement, we, and they, may be subject to labor claims filed by employees of the Brazilian Venture. These claims, if realized, could result in a significant cost and impact to our earnings.

We have substantial investments in recorded goodwill and other intangible assets as a result of prior acquisitions, and a severe or extended economic downturn could cause these investments to become impaired, requiring write-downs that would reduce our operating income.

As of December 31, 2014, goodwill aggregated to $8,877.6 million, or 61.1% of total assets, and other indefinite lived intangible assets aggregated to $82.3 million, or 0.6% of total assets. Current accounting rules require goodwill and other indefinite lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our 2014 annual assessment of the recoverability of goodwill indicated that the fair values of the Company’s reporting units were in excess of the carrying values of those reporting units, and thus no goodwill impairment existed as of December 31, 2014. Likewise, the fair value of indefinite lived intangible assets was also in excess of the carrying value of those assets as of December 31, 2014. However, if worldwide or United States economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, the carrying amount of our goodwill and other indefinite lived intangible assets may no longer be recoverable and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition.

As of December 31, 2014, intangible assets with finite useful lives aggregated to $1,185.7 million, or 8.2% of total assets. Current accounting rules require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstance include significant under performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

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

Some financial institutions continue to be challenged by negative operating results. In certain cases, these negative operating results have led to financial institution failures and/or consolidations. As a result, lenders may become insolvent, which could in turn make it more difficult or impossible for lenders to perform their obligations under our interest rate swap agreements or for us to borrow under our revolving loan, obtain financing on favorable terms, or obtain financing or interest rate swap agreements at all. Our financial condition and results of operations could be adversely affected if a financial institution fails to fulfill its obligations under our interest rate swap agreements or we are unable to draw funds under our revolving loan or obtain other cost-effective financing.

Our existing debt levels and future levels under existing facilities and debt service requirements may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2014, we had total debt of approximately $5,067.7 million. This level of debt could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to fulfill or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

The covenants relating to our notes and the FIS Credit Agreement are limited and do not prohibit us from incurring additional debt or taking other actions that could exacerbate the risks described in the preceding risk factor or otherwise negatively impact holders of our notes.

We may be able to incur substantially more debt in the future. Although the indenture governing certain of our Notes and the agreements governing the FIS Credit Agreement (as both are defined in Note 13 to the Consolidated Financial Statements) each contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2014, we had approximately $2,204.2 million of borrowing capacity available under our existing FIS Credit Agreement. To the extent new debt is added to our current levels, the risks described above could substantially increase.

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

•	the effect of legislative initiatives or proposals, statutory changes, changes in governmental or other applicable regulations, including privacy regulations and/or changes in industry requirements;

•	the effect of new regulations and increased regulatory initiatives and activity in the U.S. and internationally;

•
the risks of reduction in revenue from the elimination of existing and potential clients due to consolidation in or new laws or regulations affecting the banking, retail and financial services industries, third party technology providers or due to financial failures or other setbacks suffered by firms in those industries;

•	changes in the growth rates of the markets for our solutions;

•	failures to adapt our solutions to changes in technology or in the marketplace;

•
internal or external security breaches of our systems, including those relating to the theft of personal information and computer viruses affecting our software or platforms, and the reactions of clients, card associations, government regulators and others to any such events;

•	the reaction of our current and potential clients to communications from us or our regulators regarding information security, risk management, internal audit or other matters;

•	competitive pressures on pricing related to our solutions including the ability to attract new, or retain existing, clients;

•	an operational or natural disaster at one of our major operations centers;

•	and other risks detailed elsewhere in this Risk Factors section and in our other filings with the Securities and Exchange Commission.
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

FIS’ corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 180 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs.

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

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc. (collectively, the "Plaintiffs") against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  The Court denied Plaintiffs'

Motion for Summary Judgment. On December 23, 2013, the US Patent Office instituted Defendants’ CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. Additionally, on January 17, 2014, the Court granted Defendants’ Motion to Stay the litigation pending the outcome of the CBM review proceedings. On December 22, 2014, the Patent Trial and Appeal Board (“PTAB”) issued final written decisions on Defendants’ CBM Petition holding that all claims of each of the Plaintiffs' four patents are unpatentable. On January 6, 2015, the Court issued an Endorsed Order requesting the parties file, on or before March 31, 2015, a joint report advising how the parties intend to proceed in this matter. Unless appeals are filed and the PTAB’s decisions are reversed, Defendants will have no liability for infringement of the asserted patents.

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (the “Plaintiff”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for CBM post-grant reviews of the validity of the Plaintiff's asserted patents at the USPTO.  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. The parties are waiting for the PTAB to issue final written decisions in the CBM post-grant review proceedings. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

Indemnifications and Warranties

The Company generally indemnifies its clients, subject to certain limitations and exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated solely with its clients' use of the Company's software applications or services. Historically, the Company has not made any material payments under such indemnifications, but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable. In addition, the Company warrants to clients that its software operates substantially in accordance with the software specifications. Historically, no material costs have been incurred related to software warranties and no accruals for warranty costs have been made.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS”. The table set forth below provides the high and low closing sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2014 and 2013.

	High	Low	Dividend
2014
First Quarter	$56.55	$48.87	$0.24
Second Quarter	$55.29	$51.28	$0.24
Third Quarter	$58.51	$54.86	$0.24
Fourth Quarter	$64.04	$52.38	$0.24
2013
First Quarter	$39.62	$35.57	$0.22
Second Quarter	$45.80	$39.05	$0.22
Third Quarter	$47.41	$42.80	$0.22
Fourth Quarter	$53.68	$44.90	$0.22

As of January 31, 2015, there were approximately 12,379 shareholders of record of our common stock.
We currently expect to continue to pay quarterly dividends. On January 30, 2015, the Board of Directors approved an 8% increase to $0.26 per share per quarter beginning with the first quarter of 2015. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. A regular quarterly dividend of $0.26 per common share is payable on March 31, 2015, to shareholders of record as of the close of business on March 17, 2015.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most recent of which on January 29, 2014, authorized repurchases of up to $2,000.0 million through December 31, 2017. Approximately $1,524.5 million of plan capacity remained available for repurchases as of December 31, 2014.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2014	8.7	$54.89	$475.5
December 31, 2013	10.7	$44.58	$475.9
December 31, 2012 *	14.0	$32.24	$451.4
December 31, 2011	15.0	$26.61	$399.2
December 31, 2010	1.4	$22.97	$32.2
* Includes the repurchase of 5.7 million shares from WPM, L.P. for $200.0 million, or $35.03 per share, in December 2012.

There were no share repurchases in the fourth quarter of 2014.

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

Stock Performance Graph

The performance graph below shows the cumulative total shareholder return on our common stock for the period starting on December 31, 2009, and ending on December 31, 2014. This is compared with the cumulative total returns over the same period of (1) the S&P 500 Index and (2) the S&P Supercap Data Processing & Outsourced Services Index (peer group). The graph assumes that on December 31, 2009, $100 was invested in our common stock and $100 was invested in the other two indices, with dividends reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

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

As discussed in Note 3 of the Notes to Consolidated Financial Statements, we have sold a number of businesses and have classified the results of operations of those businesses as discontinued for all periods presented. The most significant divestiture during this five year period was our Healthcare Benefit Solutions Business in 2012.

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(In millions, except per share data)
Statement of Earnings Data:
Processing and services revenues	$6,413.8	$6,063.4	$5,795.8	$5,616.5	$5,138.9
Cost of revenues	4,332.7	4,092.7	3,956.2	3,924.5	3,559.6
Gross profit	2,081.1	1,970.7	1,839.6	1,692.0	1,579.3
Selling, general and administrative expenses	810.5	907.8	763.3	636.8	641.6
Impairment charges	—	—	—	9.1	154.9
Operating income	1,270.6	1,062.9	1,076.3	1,046.1	782.8
Total other income (expense)	(217.2)	(239.4)	(248.0)	(322.5)	(184.9)
Earnings from continuing operations before income taxes and equity in loss of unconsolidated entities	1,053.4	823.5	828.3	723.6	597.9
Provision for income taxes	335.1	308.9	270.1	231.6	208.3
Earnings from continuing operations, net of tax	718.3	514.6	558.2	492.0	389.6
Earnings (loss) from discontinued operations, net of tax	(11.4)	3.1	(77.1)	(10.9)	(31.7)
Net earnings	706.9	517.7	481.1	481.1	357.9
Net (earnings) loss attributable to noncontrolling interest	(27.8)	(24.6)	(19.9)	(11.5)	46.6
Net earnings attributable to FIS	$679.1	$493.1	$461.2	$469.6	$404.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$2.42	$1.69	$1.84	$1.60	$1.26
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.04)	0.01	(0.26)	(0.04)	(0.09)
Net earnings per share — basic attributable to FIS common stockholders	$2.38	$1.70	$1.58	$1.56	$1.17
Weighted average shares — basic	284.8	289.7	291.8	300.6	345.1
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$2.39	$1.67	$1.81	$1.57	$1.24
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.04)	0.01	(0.26)	(0.04)	(0.09)
Net earnings per share — diluted attributable to FIS common stockholders	$2.35	$1.68	$1.55	$1.53	$1.15
Weighted average shares — diluted	288.7	294.2	297.5	307.0	352.0
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$690.5	$490.0	$538.3	$480.5	$436.2
Earnings (loss) from discontinued operations, net of tax	(11.4)	3.1	(77.1)	(10.9)	(31.7)
Net earnings attributable to FIS common stockholders	$679.1	$493.1	$461.2	$469.6	$404.5

	As of December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$492.8	$547.5	$517.6	$415.5	$338.0
Goodwill	8,877.6	8,500.0	8,381.5	8,542.8	8,550.0
Other intangible assets, net	1,268.0	1,339.3	1,576.2	1,903.3	2,202.9
Total assets	14,520.5	13,960.1	13,549.7	13,873.2	14,176.3
Total long-term debt	5,067.7	4,468.6	4,385.5	4,809.8	5,192.1
Total FIS stockholders’ equity	6,556.7	6,580.5	6,640.9	6,503.0	6,403.2
Noncontrolling interest	134.8	156.8	152.7	148.2	158.4
Total equity	6,691.5	6,737.3	6,793.6	6,651.2	6,561.6
Cash dividends declared per share	$0.96	$0.88	$0.80	$0.20	$0.20

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2014
Processing and services revenues	$1,520.3	$1,599.1	$1,605.3	$1,689.1
Gross profit	472.7	506.3	530.2	571.9
Earnings from continuing operations before income taxes	244.5	266.6	231.2	311.1
Net earnings attributable to FIS common stockholders	154.5	178.8	150.5	195.3
Net earnings per share — basic attributable to FIS common stockholders	$0.54	$0.63	$0.53	$0.69
Net earnings per share — diluted attributable to FIS common stockholders	$0.53	$0.62	$0.52	$0.68
2013
Processing and services revenues	$1,477.3	$1,512.8	$1,500.0	$1,573.3
Gross profit	467.9	481.3	504.9	516.6
Earnings from continuing operations before income taxes	229.2	137.4	279.9	177.0
Net earnings attributable to FIS common stockholders	144.1	104.8	172.3	71.9
Net earnings per share — basic attributable to FIS common stockholders	$0.50	$0.36	$0.60	$0.25
Net earnings per share — diluted attributable to FIS common stockholders	$0.49	$0.36	$0.59	$0.25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012.

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

Overview

FIS is a leading global provider of banking and payments technology solutions, and consulting and outsourcing solutions. With a long history deeply rooted in the financial services industry and banking and payment technology solutions, FIS delivers services to more than 14,000 institutions in over 100 countries. Headquartered in Jacksonville, Florida, FIS employs approximately 40,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. Through our Capco brand, we deliver globally a wide range of information technology consulting and transformational services to financial institutions. FIS is a member of the Fortune 500 U.S. and of Standard and Poor's (S&P) 500 Index.

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees. The majority of our revenue has historically been recurring, provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A significant portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of deposit accounts and card transactions associated with consumer and commercial activity. Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients.

A continued trend in the financial services industry from which we are benefiting is the migration by many financial institutions to outsourced integrated technology solutions to improve their profitability and rapidly address regulatory challenges. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of year-to-year economic changes on our results of operations. We believe our integrated solutions and outsourced services are targeted and well positioned to address this outsourcing trend across the markets we serve.

Consulting services revenue grew at an increased pace in 2014, and we believe this trend will continue in 2015. The current market pressures in the financial services industry are driving demand for our consulting and professional services as many financial institutions seek to transform their businesses to significantly reduce their cost base, innovate, and comply with increased regulatory oversight with regard to information technology and related processes. Capco provides strategic consulting service capabilities to respond to these market needs and has established itself as a leading global consultancy focused on transformation strategy and execution. Our gross margin percentage will decline if consulting and professional services revenue grows disproportionately to our processing and service revenue, which generally delivers a higher gross margin. In addition, as consulting and professional services revenue grow as a portion of our overall revenue, we likely will have a lower overall percentage of recurring revenue as these services are generally non-recurring.

In 2014, we targeted a market opportunity in large global financial institutions where we coupled our strategic consulting and transformation services with outsourced technology, services and solutions to help them achieve their business goals. We made significant, incremental investments in management, sales and account management resources in 2014 to address this opportunity. We believe this market opportunity remains attractive as these large institutions address the challenges they face, thereby driving demand for our consulting and professional services. Additionally, we believe these large global institutions are likely to increase technology spending to meet competitive pressures after a slowdown during the recent financial crisis years. We expect to sustain our 2014 investment in management, sales and account management resources to pursue this market opportunity.

Consumer preference continues to shift from traditional branch banking services to faster on-demand banking solutions and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice banking channels. We are focused on enabling our clients to deliver this experience to their customers through our integrated solutions and services. We continue to innovate and invest in these integrated solutions and services to assist clients as they address this market demand.

We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. We believe mobile payments will grow and partially replace existing payment tender volumes over time as consumers and merchants embrace the convenience, incremental services and benefits. Mobile payment volume is growing significantly but does not yet represent a meaningful amount of the payments market. Additionally, new formidable non-traditional payments competitors, such as Apple, PayPal, and large merchants, are investing in and innovating mobile payment technologies to address the emerging market opportunity, and it is unclear the extent to which particular technologies or services will succeed. We believe the growth of mobile payments continues to present both an opportunity and a risk to us as the market develops. Although we cannot predict which mobile payment technologies or solution will be successful, we cautiously believe our client relationships, payments infrastructure and experience, adapted solutions and emerging solutions are well positioned to maintain or grow our clients' existing payment volumes, which is our focus.

High profile North American merchant payment card information security breaches have pushed the payment card industry towards EMV integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We have invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can guide our clients through this anticipated technology transition, sustain and grow our card driven businesses. We believe the trend to migrate to EMV cards will accelerate in 2015 and we continue to invest to address market demand.

The use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses, and we expect this trend to continue. In 2014, we observed a modest deceleration in our check volume decline and to date have been able to successfully mitigate the majority of the impacts of this decline through cost and fraud efficiency actions and new market solutions, which remain our continued focus.

We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity, which we believe as a whole is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations of financial institutions occur, merger partners often operate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or we are not the merging parties' provider of core or payment processing, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions on a constant currency basis during the year ended December 31, 2014, including Latin America, Europe and Asia. We expect this growth trend to continue as the result of continued growth in our consulting and professional services, new, large-scale outsourcing clients and the opportunities we see for similar arrangements. Demand for our solutions will also be driven in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany.

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

As a Multi-Regional Data Processing Servicer (MDPS), FIS continues to be examined by and have regular interaction with the federal agencies that regulate financial institutions. These regulators have the authority to take actions they deem necessary to protect the safety and soundness of the financial institutions they regulate. Such actions, if taken, could have a material adverse impact on our business. FIS regularly reports to its regulators and to its clients regarding the Company's continual efforts to enhance its information security and risk management technology, programs and procedures. In late April 2014, the federal agencies that provide regulatory oversight for FIS issued a confidential report related to their examination of our information security, risk management and internal audit functions between October 2012 and October 2013. We responded to the report and described the actions that we have taken, as well as ongoing efforts underway to address specific findings. The regulatory agencies distributed the report, and a cover letter, to a subset of our regulated clients beginning in May 2014. This prompted inquiries from clients, which, to the extent permitted by federal regulation, FIS has addressed on an individual basis. While individual clients and prospects have expressed concern over the report, we do not believe that it has had a material effect on the overall sales closures in 2014 or our sales pipeline; however, we continue to monitor sales activity and any potential impact on future periods. We are unable to predict with certainty what, if any, communications or actions our regulators will have or take with our regulated financial institution clients with respect to our risk management and information security. We are also unable to predict the effect that any such communications or actions may have on our business.

FIS remains focused on making strategic investments in information security to protect its clients and its information systems. This includes both capital expenditures and operating expense on hardware, software, personnel and consulting services. We also participate in industry and governmental initiatives to improve information security for our clients.

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

Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card processing services, other payment processing services, professional services, software licensing and software related services. Revenues are recognized when evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is considered probable. We are frequently a party to multiple concurrent contracts with the same client. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated. Our individual contracts also frequently include multiple elements. We must apply judgment in these circumstances in determining whether individual elements can be considered separate units of accounting or should instead be accounted for in combination with other deliverables. Judgment is also required in ascribing fair value to each deliverable for purposes of allocating consideration. Due to the large number, broad nature and average size of individual contracts we are party to, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations or financial position. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of clients could significantly influence the timing and amount of revenue recognized in our historical and future results of operations or financial position. Additional information about our revenue recognition policies is included in Note 2 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The Company analyzes trade accounts receivable by considering historical bad debts, client creditworthiness, current economic trends, changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

Provision for Check Guarantee Losses

In our check guarantee business, if a guaranteed check presented to a merchant client is dishonored by the check writer’s bank, we reimburse our merchant client for the check’s face value and pursue collection of the amount from the delinquent check writer. Loss provisions and anticipated recoveries are primarily determined by performing a historical analysis of our check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of our client volumes, statistical analysis of check fraud trends within our client volumes and the quality of returned checks. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered may be different than our estimates.

Historically, our estimation processes have proved to be materially accurate; however, our projections of probable check guarantee losses and anticipated recoveries are inherently uncertain and as a result, we cannot predict with certainty the amount of such items. Changes in economic conditions, the risk characteristics and composition of our clients, and other factors could impact our actual and projected amounts. We recorded check guarantee losses, net of anticipated recoveries excluding service fees, of $57.2 million, $57.3 million and $54.7 million, respectively, for the years ended December 31, 2014, 2013 and 2012. A ten percent difference in our estimated check guarantee loss provisions net of estimated recoveries as of December 31, 2014, would have impacted 2014 net earnings by less than $2.0 million, after-tax.

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

Goodwill and Other Intangible Assets

We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, are complex and require a significant amount of management judgment. We generally engage independent valuation specialists to assist us in making fair value determinations. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our finite-lived intangible assets to determine whether such estimated useful lives continue to be appropriate. Additionally, we review our indefinite-lived intangible assets to determine if there is any change in circumstances that may indicate the asset’s useful life is no longer indefinite.

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. In 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. The revised standard allows an entity first to assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to in the guidance as "step zero." If an entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent), the "step one" quantitative assessment must be performed for that reporting unit. ASU 2011-08 provided examples of events and circumstances that should be considered in performing the "step zero" qualitative assessment, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit or the entity as a whole and a sustained decrease in share price.

We assess goodwill for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement. For 2014 and 2013, we began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our reporting units in the 2012 step one analysis. In performing the step zero qualitative analysis for each of 2014 and 2013, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one quantitative analysis in 2014 or 2013.

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

For 2014 and 2013, we began our assessment of indefinite lived intangibles with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets in 2012. Based upon the results of this test, there were no indications of impairment, except for one trademark with nominal value in 2013. For 2012, we proceeded directly to a quantitative analysis, using a form of income approach valuation known as the relief-from-royalty method. Our tests did not result in the impairment of any of our intangible assets for 2012.

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

Factors Affecting Comparability

Our Consolidated Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:

•
We have engaged in share repurchase programs throughout all periods presented. In 2014, we repurchased a total of 8.7 million shares for $475.5 million; in 2013, we repurchased a total of 10.7 million shares for $475.9 million; and in 2012, we repurchased a total of 14.0 million shares for $451.4 million.

As a result of the above transactions, earnings per share in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Consolidated Results of Operations
(in millions, except per share amounts)

	2014	2013	2012
Processing and services revenues	$6,413.8	$6,063.4	$5,795.8
Cost of revenues	4,332.7	4,092.7	3,956.2
Gross profit	2,081.1	1,970.7	1,839.6
Selling, general, and administrative expenses	810.5	907.8	763.3
Operating income	1,270.6	1,062.9	1,076.3
Other income (expense):
Interest income	15.3	10.4	8.6
Interest expense	(172.8)	(198.6)	(231.3)
Other income (expense), net	(59.7)	(51.2)	(25.3)
Total other income (expense)	(217.2)	(239.4)	(248.0)
Earnings from continuing operations before income taxes	1,053.4	823.5	828.3
Provision for income taxes	335.1	308.9	270.1
Earnings from continuing operations, net of tax	718.3	514.6	558.2
Earnings (loss) from discontinued operations, net of tax	(11.4)	3.1	(77.1)
Net earnings	706.9	517.7	481.1
Net (earnings) loss attributable to noncontrolling interest	(27.8)	(24.6)	(19.9)
Net earnings attributable to FIS	$679.1	$493.1	$461.2
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$2.42	$1.69	$1.84
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.04)	0.01	(0.26)
Net earnings per share — basic attributable to FIS common stockholders *	$2.38	$1.70	$1.58
Weighted average shares outstanding — basic	284.8	289.7	291.8
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$2.39	$1.67	$1.81
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.04)	0.01	(0.26)
Net earnings per share — diluted attributable to FIS common stockholders *	$2.35	$1.68	$1.55
Weighted average shares outstanding — diluted	288.7	294.2	297.5
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$690.5	$490.0	$538.3
Earnings (loss) from discontinued operations, net of tax	(11.4)	3.1	(77.1)
Net earnings attributable to FIS	$679.1	$493.1	$461.2
* Amounts may not sum due to rounding.

Processing and Services Revenues

Processing and services revenues totaled $6,413.8 million, $6,063.4 million and $5,795.8 million in 2014, 2013 and 2012, respectively. The increase in revenue during 2014 of $350.4 million, or 5.8%, as compared to 2013, is primarily attributable to increased demand for implementation and consulting services, incremental revenues from 2013 and 2014 acquisitions of $83.2 million and growth from our international operations resulting from our expanded presence across Europe and Asia. The 2014 period included $37.4 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar as compared to 2013. The increase in revenue during 2013 of $267.6 million, or 4.6%, as compared to 2012, is primarily attributable to transaction growth and demand for professional and consulting services, higher termination fees, incremental revenues from 2013 and 2012 acquisitions of $55.7 million and increased processing volumes. The 2013 period included $49.6 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar as compared to 2012.

Cost of Revenues and Gross Profit

Cost of revenues totaled $4,332.7 million, $4,092.7 million and $3,956.2 million in 2014, 2013 and 2012, respectively, resulting in gross profit of $2,081.1 million, $1,970.7 million and $1,839.6 million in 2014, 2013 and 2012, respectively. Gross profit as a percentage of revenues (“gross margin”) was 32.4%, 32.5% and 31.7% in 2014, 2013 and 2012, respectively. The increase in gross profit during 2014 as compared to 2013 primarily resulted from the revenue variances discussed above. The gross margin for 2014 as compared to 2013 primarily reflects the impact of revenue mix, as higher margin processing revenue drove margin expansion that was offset by an increase in lower margin consulting revenue and lower termination fees in 2014. The increase in gross profit during 2013 as compared to 2012 primarily resulted from the revenue variances discussed above. The increase in gross margin for 2013 as compared to 2012 primarily reflects the impact of a more favorable revenue mix, as higher margin processing revenue and termination fees drove margin expansion that was partially offset by increases in lower margin consulting revenue and $16.1 million of the Capco acquisition related adjustments described in Note 6 of the Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $810.5 million, $907.8 million and $763.3 million for 2014, 2013 and 2012, respectively. The 2014 decrease of $97.3 million as compared to 2013 was primarily due to the impact of charges recorded in the 2013 period discussed below, partially offset by 2014 one-time transaction costs, including integration activities related to recent acquisitions and other severance costs. The 2013 increase of $144.5 million as compared to 2012 was primarily due to charges of $131.1 million for the Capco acquisition related adjustments described in Note 6 of the Notes to Consolidated Financial Statements. The 2013 period also included higher sales and marketing expense, an increase in health-care benefit expense and increased investment in security and risk management.

Operating Income

Operating income totaled $1,270.6 million, $1,062.9 million and $1,076.3 million for 2014, 2013 and 2012, respectively. Operating income as a percentage of revenue (“operating margin”) was 19.8%, 17.5% and 18.6% for 2014, 2013 and 2012, respectively. The annual changes in operating income and operating margin resulted from the revenue and cost variances addressed above.

Total Other Income (Expense)

Total other income (expense) was $(217.2) million, $(239.4) million and $(248.0) million for 2014, 2013 and 2012, respectively. Interest expense is a large component of total other income (expense), net. Interest expense totaled $172.8 million, $198.6 million and $231.3 million for 2014, 2013 and 2012, respectively. The decrease of $25.8 million in interest expense in 2014 as compared to 2013 is primarily due to lower borrowing rates as the result of the debt refinancing activity undertaken during 2014 and 2013. Other income (expense) net for 2014 includes a loss of $16.2 on a foreign currency forward contract associated with the Euro-based purchase price for our Clear2Pay acquisition, the write-off of certain previously capitalized debt issuance costs of $7.0 million and the payment of a $29.5 million bond premium associated with the early redemption of certain debt. The decrease of $32.7 million in interest expense in 2013 as compared to 2012 resulted from lower borrowing rates as the result of debt refinancing. In addition to interest expense, the 2013 period also includes: (a) charges of $(16.1) million for the write-off of certain previously capitalized debt issuance costs and transaction expenses related to refinancing activities; (b) a net charge of $(45.3) million representing the $51.6 million premium incurred for the early redemption of certain debt offset by the premium reflected in the carrying value of that debt; and (c) a $9.2 million gain resulting from the purchase of the remaining shares of mFoundry, representing the difference between the fair value and carrying value of the minority-interest investment previously held.

Provision for Income Taxes

Income tax expense from continuing operations totaled $335.1 million, $308.9 million and $270.1 million for 2014, 2013 and 2012, respectively. This resulted in an effective tax rate on continuing operations of 31.8%, 37.5% and 32.6% for 2014, 2013 and 2012, respectively. During 2014, we realized tax benefits related to certain acquired net operating loss carryovers. This and certain favorable audit resolutions in 2014 contributed to the rate differential for the 2014 period. In 2013, Capco acquisition related contingent consideration that was recorded in 2013 was not deductible for tax purposes and, therefore, had an unfavorable impact on the 2013 effective tax rate, which otherwise would have been comparable to 2012.

Earnings (Loss) from Discontinued Operations

During 2014, 2013 and 2012, certain operations are classified as discontinued, as discussed in Note 3 of the Notes to Consolidated Financial Statements. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Consolidated Statements of Earnings. The table below outlines the components of discontinued operations for 2014, 2013 and 2012, net of tax (in millions):

Earnings (loss), net of tax	2014	2013	2012
eCas business line	$(5.1)	$1.2	$2.1
ClearPar	—	16.7	—
Healthcare Benefit Solutions Business	—	0.1	(47.8)
Participacoes operations	(6.3)	(14.9)	(31.4)
Total discontinued operations	$(11.4)	$3.1	$(77.1)

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. This line of business was previously included in the ISG segment.

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

Participacoes, our former item processing and remittance services business in Brazil, had no revenue in 2014, 2013 and 2012. Participacoes had expenses of $10.1 million, $23.1 million and $47.5 million for 2014, 2013 and 2012, respectively. Participacoes' processing volume was transitioned to other vendors or back to its clients during the second quarter of 2011. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the 2014, 2013 and 2012 periods included charges of $5.1 million, $15.7 million and $39.1 million, respectively, to settle claims or increase our provision for potential labor claims. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of December 31, 2014, there are approximately 790 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

In 2004, Proservvi Empreendimentos e Servicios, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Participacoes, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that that Prosegur and Servicos were successors in interest to Transpev.

To date, the Brazilian tax authorities filed four claims against Servicos asserting potential tax liabilities of approximately $8.0 million. There are potentially 26 additional claims against Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $60.0 million making the total potential exposure for all 30 claims approximately $68.0 million. While a liability for these 30 total claims is possible, we do not believe it is probable or reasonably estimable and therefore have not accrued for any of these claims.

Net (Earnings) Loss Attributable to Noncontrolling Interest
Net (earnings) loss attributable to noncontrolling interest predominantly relates to the joint venture in Brazil (see Note 5 of Notes to Consolidated Financial Statements) and totaled $(27.8) million, $(24.6) million and $(19.9) million for 2014, 2013 and 2012, respectively.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $690.5 million, $490.0 million and $538.3 million for 2014, 2013 and 2012, respectively, or $2.39, $1.67 and $1.81 per diluted share, respectively, due to the factors described above coupled with the impact of our share repurchase initiatives.

Segment Results of Operations

Financial Solutions Group

	2014	2013	2012
	(In millions)
Processing and services revenues	$2,494.0	$2,344.4	$2,246.4
Operating income	$815.8	$781.8	$716.2
Operating margin	32.7%	33.3%	31.9%

Revenues for FSG totaled $2,494.0 million, $2,344.4 million and $2,246.4 million for 2014, 2013 and 2012, respectively. The overall segment increase of $149.6 million, or 6.4%, for 2014 as compared to 2013 was primarily attributable to growth in (1) consulting and professional services, particularly in risk and compliance and community core banking, (2) mobile and e-banking solutions, and (3) incremental revenues from our 2014 acquisition of Reliance, which is addressed in Note 6 to the Consolidated Financial Statements, partially offset by lower termination fees. The overall segment increase of $98.0 million, or 4.4%, for 2013 as compared to 2012 was attributable to incremental revenues from 2013 and 2012 acquisitions of $47.0 million, growth in consulting services, mobile and Internet banking solutions, outsourced services and higher termination fees. The overall growth was partially offset by client losses.

Operating income for FSG totaled $815.8 million, $781.8 million and $716.2 million for 2014, 2013 and 2012, respectively. Operating margin was 32.7%, 33.3% and 31.9% for 2014, 2013 and 2012, respectively. The increase in operating income during 2014 as compared to 2013 primarily resulted from the revenue variances discussed above. The decrease in operating margin during 2014 as compared to 2013 resulted primarily because 2013 benefited from higher termination fees. The increase in operating income during 2013 as compared to 2012 primarily resulted from the revenue variances discussed above. The increase in operating margin during 2013 as compared to 2012 were driven primarily by higher termination fees, license fees and operating leverage on revenue growth.

Payment Solutions Group

	2014	2013	2012
	(In millions)
Processing and services revenues	$2,504.8	$2,454.9	$2,380.6
Operating income	$963.8	$958.4	$881.2
Operating margin	38.5%	39.0%	37.0%

Revenues for PSG totaled $2,504.8 million, $2,454.9 million and $2,380.6 million for 2014, 2013 and 2012, respectively. The revenue increase for 2014 as compared to 2013 was principally due to growth in image and output solutions, strong transaction growth in network solutions and debit processing, partially offset by lower termination fees in 2014. The revenue increase for 2013 as compared to 2012 was principally due to growth in image and output solutions, higher termination fees, growth in card loyalty programs, network solutions and bill payment services.

Operating income for PSG totaled $963.8 million, $958.4 million and $881.2 million for 2014, 2013 and 2012, respectively. Operating margin was 38.5%, 39.0% and 37.0% for 2014, 2013 and 2012, respectively. The increase in operating income during 2014 as compared to 2013 primarily resulted from the revenue variances discussed above. The decrease in operating margin for 2014 as compared to 2013 primarily reflects lower termination fees in 2014. The increase in operating income during 2013 as compared to 2012 primarily resulted from the revenue variances discussed above. The increase in operating margin for 2013 as compared to 2012 primarily reflects the impact of a more favorable revenue mix and operating leverage related to the revenue growth noted above.

International Solutions Group

	2014	2013	2012
	(In millions)
Processing and services revenues	$1,417.3	$1,266.6	$1,168.7
Operating income	$236.0	$196.3	$199.3
Operating margin	16.7%	15.5%	17.1%

Revenues for ISG totaled $1,417.3 million, $1,266.6 million and $1,168.7 million for 2014, 2013 and 2012, respectively. The 2014 period included $32.0 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar. Excluding the unfavorable foreign currency impact, revenues for 2014 increased primarily from growth in implementation and consulting services, continued growth in EMEA and Asia and incremental revenues from our 2014 and 2013 acquisitions of Clear2Pay and Platform Securities, which is further described in Note 6 to the Consolidated Financial Statements. The 2013 period included $46.0 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar. Excluding the unfavorable foreign currency impact, revenues for 2013 increased primarily from higher card transaction volumes in Brazil, growth within our European consulting businesses and continued growth in Asia, Latin America and Europe as a result of the addition of new, large-scale outsourcing arrangements and continued growth in the India ATM management business.

Operating income for ISG totaled $236.0 million, $196.3 million and $199.3 million for 2014, 2013 and 2012, respectively. Operating margin was 16.7%, 15.5% and 17.1% for 2014, 2013 and 2012, respectively. The increase in operating income during 2014 as compared to 2013 primarily resulted from the revenue variances discussed above. The increase in operating margin for 2014 as compared to 2013 primarily results from the 2013 charges discussed below, partially offset by a change in revenue mix. The 2013 period included $22.0 million of the charge to increase the Capco acquisition related liabilities discussed in Note 6 of the Notes to Consolidated Financial Statements. The 2013 period also included $9.1 million for severance and other charges related to cost management initiatives in certain international markets. Excluding the aforementioned charges, operating income for 2013 increased primarily from the revenue growth noted above and the operating margin benefited from increased scale and improved operating efficiencies across a number of major geographies.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $745.0 million, $873.6 million and $720.4 million in 2014, 2013 and 2012, respectively. The overall Corporate and Other decrease of $128.6 million for 2014 as compared to 2013 was primarily due to the 2013 charges discussed below and our continued commitment to productivity improvements and cost management. The overall Corporate and Other increase of $153.2 million for 2013 as compared to 2012 was primarily due to charges of $129.1 million for the Capco contingent consideration adjustments in 2013 described in Note 6 of the Notes to Consolidated Financial Statements. The 2013 period also included higher sales and marketing expense, an increase in health-care benefit expense and increased investment in security and risk management.

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
As of December 31, 2014, we had cash and cash equivalents of $492.8 million and debt of $5,067.7 million, including the current portion. Of the $492.8 million cash and cash equivalents, approximately $310.5 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.

We currently expect to continue to pay quarterly dividends, which we have increased over recent years. On January 30, 2015, the Board of Directors approved an additional 8% increase to $0.26 per share per quarter beginning with the first quarter of 2015. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.26 per common share is payable on March 31, 2015 to shareholders of record as of the close of business on March 17, 2015.

Cash Flows from Operations

Cash flows from operations were $1,164.9 million, $1,060.3 million and $1,046.7 million in 2014, 2013 and 2012 respectively. Cash flows from operations increased $104.6 million in 2014 and $13.6 million in 2013. The 2014 increase in cash flows from operations is primarily due to higher net earnings, partially offset by changes in working capital. The 2013 increase in cash flows from operations is primarily due to higher net earnings, the timing of merchant and card transaction settlement activity and other changes in working capital, partially offset by a $51.6 million bond premium payment resulting from the early pay down of our 2017 senior notes in the first half of 2013 and by the $42.0 million payment associated with the Capco acquisition liabilities.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $371.2 million, $336.2 million and $296.1 million in capital expenditures during 2014, 2013 and 2012, respectively. We expect to invest approximately 5.5-6% of 2015 revenue in capital expenditures.

We used $595.2 million, $150.5 million and $63.6 million of cash during 2014, 2013 and 2012, respectively, for acquisitions and other equity investments. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of the more significant items. Cash provided by net proceeds from sale of assets in 2012 relates principally to the sale of the Healthcare Benefit Solutions Business discussed in Note 3.

Financing

For information regarding the Company's long-term debt and financing activity, see Note 13 in the Notes to Consolidated Financial Statements.

Contractual Obligations

FIS’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for data processing and maintenance. For information regarding the Company's long-term debt, see Note 13 in the Notes to Consolidated Financial Statements. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2014 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
Type of Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$5,067.7	$13.1	$1,619.5	$1,044.4	$2,390.7
Interest (1)	970.0	144.7	267.4	225.8	332.1
Operating leases	266.6	62.3	101.9	58.1	44.3
Data processing and maintenance	533.7	151.4	255.3	73.6	53.4
Other contractual obligations (2)	163.8	62.5	73.8	14.1	13.4
Total	$7,001.8	$434.0	$2,317.9	$1,416.0	$2,833.9

(1)
These calculations assume that: (a) applicable margins remain constant; (b) all variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2014; (c) no new hedging transactions are effected; (d) only mandatory debt repayments are made; and (e) no refinancing occurs at debt maturity.

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

Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

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
The senior notes (as described in Note 13 to the Consolidated Financial Statements) represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the notes was $2,950.0 million as of December 31, 2014. The fair value of the senior notes was approximately $3,012.5 million as of December 31, 2014. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 13 to the Consolidated Financial Statements). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $14.3 million (based on principal amounts outstanding as of December 31, 2014). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2014, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of December 31, 2014, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of

December 31, 2013, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $7.3 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. During the year ended December 31, 2014, the notional amount of our outstanding interest rate swaps decreased by $1,000.0 million. As of December 31, 2014, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
July 1, 2012	July 1, 2015	300.0	One Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	One Month LIBOR (1)	0.89%	(2)
		$700.0
________________________

(1)	0.17% in effect as of December 31, 2014.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in Note 13 to the Consolidated Financial Statements.
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. Our international operations generated approximately $1,417.3 million, $1,266.6 million and $1,168.7 million in revenues during the years ended December 31, 2014, 2013 and 2012, of which approximately $1,228.5 million, $1,086.8 million and $1,009.2 million, respectively was denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the years ended December 31, 2014, 2013 and 2012 (in millions):

Currency	2014	2013	2012
Real	$38.0	$41.3	$40.4
Euro	30.5	28.2	27.1
Pound Sterling	30.6	22.4	18.5
Indian Rupee	8.2	5.4	4.3
Total impact	$107.3	$97.3	$90.3

The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant. Our international operations' revenues and expenses are generally denominated in local currency, which limits the majority of our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $37.4 million and $49.6 million and operating income included $8.9 million, and $11.9 million, respectively, of unfavorable foreign currency impact during 2014 and 2013 resulting from a stronger U.S. Dollar during these years compared to the preceding year. In 2015, we expect a moderate increase in unfavorable foreign currency impact on our operating income resulting from the continued strengthening of U.S. Dollar vs. other currencies.

     Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2014, the notional amount of these derivatives was approximately $85.4 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

In conjunction with entering into the definitive agreement to acquire Clear2Pay in September 2014, we initiated a foreign currency forward contract to purchase Euros and sell U.S. Dollars to manage the risk arising from fluctuations in exchange rates until the closing because the purchase price was stated in Euros.  As this derivative did not qualify for hedge accounting, we recorded a charge of $16.2 million in Other income (expense), net during the third quarter of 2014.  This forward contract was settled on October 1, 2014.

Item 8. Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Fidelity National Information Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 27, 2015
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 27, 2015
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2014 and 2013
(In millions, except per share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$492.8	$547.5
Settlement deposits	393.9	327.4
Trade receivables, net	1,126.4	987.9
Settlement receivables	153.7	178.2
Other receivables	31.5	62.1
Due from Brazilian venture partner	33.6	35.8
Prepaid expenses and other current assets	167.0	154.1
Deferred income taxes	67.4	58.9
Assets held for sale	6.8	—
Total current assets	2,473.1	2,351.9
Property and equipment, net	483.3	439.0
Goodwill	8,877.6	8,500.0
Intangible assets, net	1,268.0	1,339.3
Computer software, net	893.4	856.5
Deferred contract costs	213.2	206.8
Other noncurrent assets	311.9	266.6
Total assets	$14,520.5	$13,960.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$730.3	$768.0
Settlement payables	558.4	518.6
Deferred revenues	279.4	243.6
Current portion of long-term debt	13.1	128.8
Due to Brazilian venture partner	13.3	13.7
Liabilities held for sale	4.4	—
Total current liabilities	1,598.9	1,672.7
Long-term debt, excluding current portion	5,054.6	4,339.8
Deferred income taxes	874.4	823.6
Due to Brazilian venture partner	29.6	34.5
Deferred revenues	26.1	27.2
Other long-term liabilities	245.4	325.0
Total liabilities	7,829.0	7,222.8
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 600 shares authorized, 387.6 and 387.0 shares issued as of December 31, 2014 and 2013, respectively	3.9	3.9
Additional paid in capital	7,336.8	7,247.6
Retained earnings	2,746.8	2,341.9
Accumulated other comprehensive earnings	(107.2)	(9.9)
Treasury stock, $0.01 par value, 102.7 and 96.4 shares as of December 31, 2014 and 2013, respectively, at cost	(3,423.6)	(3,003.0)
Total FIS stockholders’ equity	6,556.7	6,580.5
Noncontrolling interest	134.8	156.8
Total equity	6,691.5	6,737.3
Total liabilities and equity	$14,520.5	$13,960.1
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2014, 2013 and 2012
(In millions, except per share amounts)

	2014	2013	2012

Processing and services revenues (for related party activity, see note 5)	$6,413.8	$6,063.4	$5,795.8
Cost of revenues (for related party activity, see note 5)	4,332.7	4,092.7	3,956.2
Gross profit	2,081.1	1,970.7	1,839.6
Selling, general, and administrative expenses (for related party activity, see note 5)	810.5	907.8	763.3
Operating income	1,270.6	1,062.9	1,076.3
Other income (expense):
Interest income	15.3	10.4	8.6
Interest expense	(172.8)	(198.6)	(231.3)
Other income (expense), net	(59.7)	(51.2)	(25.3)
Total other income (expense)	(217.2)	(239.4)	(248.0)
Earnings from continuing operations before income taxes	1,053.4	823.5	828.3
Provision for income taxes	335.1	308.9	270.1
Earnings from continuing operations, net of tax	718.3	514.6	558.2
Earnings (loss) from discontinued operations, net of tax	(11.4)	3.1	(77.1)
Net earnings	706.9	517.7	481.1
Net earnings attributable to noncontrolling interest	(27.8)	(24.6)	(19.9)
Net earnings attributable to FIS common stockholders	$679.1	$493.1	$461.2
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$2.42	$1.69	$1.84
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.04)	0.01	(0.26)
Net earnings per share — basic attributable to FIS common stockholders *	$2.38	$1.70	$1.58
Weighted average shares outstanding — basic	284.8	289.7	291.8
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$2.39	$1.67	$1.81
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.04)	0.01	(0.26)
Net earnings per share — diluted attributable to FIS common stockholders *	$2.35	$1.68	$1.55
Weighted average shares outstanding — diluted	288.7	294.2	297.5
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$690.5	$490.0	$538.3
Earnings (loss) from discontinued operations, net of tax	(11.4)	3.1	(77.1)
Net earnings attributable to FIS common stockholders	$679.1	$493.1	$461.2
* Amounts may not sum due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2014, 2013 and 2012
(In millions)

	Years ended December 31,
	2014		2013		2012
Net earnings		$706.9		$517.7		$481.1
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(3.6)		$2.8		$(2.6)
Reclassification adjustment for gains (losses) included in net earnings	6.3		(1.5)		4.2
Unrealized gain (loss) on investments and derivatives, net	2.7		1.3		1.6
Foreign currency translation adjustments	(107.8)		(62.2)		(15.2)
Minimum pension liability adjustments	(9.9)		(1.6)		(5.1)
Other comprehensive earnings (loss), before tax	(115.0)		(62.5)		(18.7)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(6.7)		(5.5)		(1.7)
Other comprehensive earnings (loss), net of tax	$(108.3)	(108.3)	$(57.0)	(57.0)	$(17.0)	(17.0)
Comprehensive earnings		598.6		460.7		464.1
Net (earnings) loss attributable to noncontrolling interest		(27.8)		(24.6)		(19.9)
Other comprehensive (earnings) losses attributable to noncontrolling interest		11.0		17.1		10.7
Comprehensive earnings attributable to FIS common stockholders		$581.8		$453.2		$454.9

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Equity Years ended December 31, 2014, 2013 and 2012 (In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2011	384.6	(91.7)	$3.8	$7,224.7	$1,880.4	$36.3	$(2,642.2)	$148.2	$6,651.2
Issuance of restricted stock	1.3	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	16.2	—	(142.1)	—	—	475.7	—	333.6
Treasury shares held for taxes due upon exercise of stock options	—	(2.3)	—	—	—	—	(77.8)	—	(77.8)
Excess income tax benefit from exercise of stock options	—	—	—	30.6	—	—	—	—	30.6
Stock-based compensation	—	—	—	83.8	—	—	—	—	83.8
Cash dividends declared ($0.80 per share) and other distributions	—	—	—	—	(235.8)	—	—	(4.7)	(240.5)
Purchases of treasury stock	—	(14.0)	—	—	—	—	(451.4)	—	(451.4)
Net earnings	—	—	—	—	461.2	—	—	19.9	481.1
Other comprehensive earnings, net of tax	—	—	—	—	—	(6.3)	—	(10.7)	(17.0)
Balances, December 31, 2012	385.9	(91.8)	$3.8	$7,197.0	$2,105.8	$30.0	$(2,695.7)	$152.7	$6,793.6
Issuance of restricted stock	1.0	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	6.4	—	(52.7)	—	—	187.2	—	134.5
Treasury shares held for taxes due upon exercise of stock options	—	(0.3)	—	—	—	—	(18.6)	—	(18.6)
Excess income tax benefit from exercise of stock options	—	—	—	40.4	—	—	—	—	40.4
Stock-based compensation	—	—	—	53.4	—	—	—	—	53.4
Cash dividends declared ($0.88 per share) and other distributions	—	—	—	—	(257.0)	—	—	(3.4)	(260.4)
Other	0.1	—	0.1	9.5	—	—	—	—	9.6
Purchases of treasury stock	—	(10.7)	—	—	—	—	(475.9)	—	(475.9)
Net earnings	—	—	—	—	493.1	—	—	24.6	517.7
Other comprehensive earnings, net of tax	—	—	—	—	—	(39.9)	—	(17.1)	(57.0)
Balances, December 31, 2013	387.0	(96.4)	$3.9	$7,247.6	$2,341.9	$(9.9)	$(3,003.0)	$156.8	$6,737.3
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase right	—	2.8	—	(17.0)	—	—	77.7	—	60.7
Treasury shares held for taxes due upon exercise of stock options	—	(0.4)	—	—	—	—	(27.7)	—	(27.7)
Excess income tax benefit from exercise of stock options	—	—	—	39.5	—	—	—	—	39.5
Stock-based compensation	—	—	—	55.7	—	—	—	—	55.7
Cash dividends paid ($0.96 per share) and other distributions	—	—	—	—	(274.2)	—	—	(38.8)	(313.0)
Other	—	—	—	11.0	—	—	4.9	—	15.9
Purchases of treasury stock	—	(8.7)	—	—	—	—	(475.5)	—	(475.5)
Net earnings	—	—	—	—	679.1	—	—	27.8	706.9
Other comprehensive earnings, net of tax	—	—	—	—	—	(97.3)	—	(11.0)	(108.3)
Balances, December 31, 2014	387.6	(102.7)	$3.9	$7,336.8	$2,746.8	$(107.2)	$(3,423.6)	$134.8	$6,691.5
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

(In millions)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$706.9	$517.7	$481.1
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	626.3	614.6	632.8
Amortization of debt issue costs	19.7	19.9	29.4
Gain on sale of assets	—	(31.6)	(23.5)
Gain on mFoundry acquisition	—	(9.2)	—
Stock-based compensation	55.7	53.4	83.8
Deferred income taxes	(5.5)	1.5	(40.9)
Excess income tax benefit from exercise of stock options	(39.5)	(40.4)	(30.6)
Other operating activities, net	20.9	—	—
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(115.2)	(56.1)	(68.0)
Settlement activity	(6.3)	(1.7)	(16.8)
Prepaid expenses and other assets	(34.2)	(41.5)	(9.0)
Deferred contract costs	(86.6)	(67.1)	(60.0)
Deferred revenue	32.5	(60.7)	(11.1)
Accounts payable, accrued liabilities, and other liabilities	(9.8)	161.5	79.5
Net cash provided by operating activities	1,164.9	1,060.3	1,046.7

Cash flows from investing activities:
Additions to property and equipment	(148.5)	(131.7)	(123.7)
Additions to computer software	(222.7)	(204.5)	(172.4)
Acquisitions, net of cash acquired	(595.2)	(150.5)	(63.6)
Net proceeds from sale of assets	—	26.8	339.5
Other investing activities, net	(18.2)	(4.8)	(3.0)
Net cash used in investing activities	(984.6)	(464.7)	(23.2)

Cash flows from financing activities:
Borrowings	7,936.1	10,494.4	11,160.3
Repayment of borrowings and capital lease obligations	(7,364.2)	(10,421.8)	(11,587.4)
Debt issuance costs	(13.8)	(18.7)	(48.3)
Excess income tax benefit from exercise of stock options	39.5	40.4	30.6
Proceeds from exercise of stock options	61.1	143.0	276.6
Treasury stock activity	(521.9)	(475.9)	(511.3)
Dividends paid	(275.1)	(256.3)	(234.8)
Distributions to Brazilian Venture partner	(34.8)	—	—
Other financing activities, net	(25.0)	(51.1)	(6.5)
Net cash used in financing activities	(198.1)	(546.0)	(920.8)
Effect of foreign currency exchange rate changes on cash	(36.9)	(19.7)	(0.6)
Net increase (decrease) in cash and cash equivalents	(54.7)	29.9	102.1
Cash and cash equivalents, beginning of year	547.5	517.6	415.5
Cash and cash equivalents, end of year	$492.8	$547.5	$517.6

Supplemental cash flow information:
Cash paid for interest	$168.7	$193.5	$200.1
Cash paid for income taxes	$291.8	$320.3	$316.3
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

(1)    Basis of Presentation

FIS is a leading global service provider dedicated to banking and payments technologies, outsourcing and related services. We offer financial institution core processing and ancillary services, card issuer and transaction processing services and strategic consulting services globally.

We report the results of our operations in four reporting segments: 1) Financial Solutions Group (“FSG”), 2) Payment Solutions Group (“PSG”), 3) International Solutions Group (“ISG”) and 4) Corporate and Other (Note 18).

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

(b)Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company’s payment processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with automated teller machines ("ATM"), point-of-sale or electronic benefit transactions ("EBT") and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due to the Company are included in cash and cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value. As of December 31, 2014, we had cash and cash equivalents of $492.8 million of which approximately $310.5 million is held by our foreign entities.

(c)Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt is estimated to be approximately $63.8 million and $1.5 million higher than the carrying value as of December 31, 2014 and 2013, respectively. These estimates are based on values of trades of our debt in close proximity to year end, which are considered Level 2-type measurements, as discussed below. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign exchange forward contracts. Derivative instruments are valued using Level 2-type measurements.

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

Fair Value Measurements

Generally accepted accounting principles require that, subsequent to their initial recognition, certain assets be reviewed for impairment on a nonrecurring basis by comparison to their fair value. As more fully discussed in their respective subheadings below, this includes goodwill, long-lived assets, intangible assets, computer software and investments. There were no significant fair value measurement impairments for 2014, 2013 or 2012.

Contingent consideration liabilities recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled. See Note 6 for discussion of The Capital Markets Company BVBA ("Capco") contingent consideration liability.

(d)Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging. During 2014, 2013 and 2012, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s term and revolving loans (Note 13). The Company’s existing cash flow hedges are highly effective and there was no impact on 2014 earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2014, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.

The Company's foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in the Company's results of operations and/or cash flows resulting from foreign exchange rate fluctuations. During 2014 and 2013, the Company entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2014 and 2013, the notional amount of these

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

derivatives was approximately $85.4 million and $57.3 million, respectively, and the fair value was nominal. These derivatives have not been designated as hedges for accounting purposes.

(e)Trade Receivables

A summary of trade receivables, net, as of December 31, 2014 and 2013 is as follows (in millions):

	2014	2013
Trade receivables — billed	$983.7	$885.7
Trade receivables — unbilled	158.3	118.4
Total trade receivables	1,142.0	1,004.1
Allowance for doubtful accounts	(15.6)	(16.2)
Total trade receivables, net	$1,126.4	$987.9

Approximately $37.2 million of unbilled receivables as of December 31, 2014 relates to services provided under ongoing long-term contracts that was not yet billable pursuant to the terms of those agreements but will be invoiced in 2015. We expect to generate additional unbilled receivables of $41.6 million for these contracts for services performed in 2015.

When evaluating the adequacy of the allowance for doubtful accounts, the Company considers historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

A summary roll forward of the allowance for doubtful accounts, for 2014, 2013 and 2012 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2011	$(33.1)
Bad debt expense	(5.4)
Write-offs, net of recoveries	18.6
Allowance for doubtful accounts as of December 31, 2012	(19.9)
Bad debt expense	(3.2)
Write-offs, net of recoveries	6.9
Allowance for doubtful accounts as of December 31, 2013	(16.2)
Bad debt expense	(8.5)
Write-offs, net of recoveries	9.1
Allowance for doubtful accounts as of December 31, 2014	$(15.6)

Enhanced collection management has resulted in decreases in the allowance in both 2014 and 2013. The decrease in 2012 was also attributable to resolution of a number of specific accounts.

(f)Settlement Deposits, Receivables and Payables

We manage certain integrated electronic payment services and programs and wealth management processes for our clients that require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities and, as of December 31, 2014, included $139.3 million of investments with original maturities of greater than 90 days. These investments are Level 1 and Level 2 type securities in the fair-value hierarchy. Settlement receivables represents amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the balance sheet and operating cash flows on the statement of cash flows. The payment solution services that give rise to these settlement balances are separate and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

distinct from those settlement activities referred to under (b) Cash and Cash Equivalents, where the services we provide primarily facilitate the movement of funds.

(g)Goodwill

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. FASB ASC Topic 350, Intangibles — Goodwill and Other, requires that goodwill and other intangible assets with indefinite useful lives not be amortized, but rather be tested for impairment annually, or more frequently if circumstances indicate potential impairment. In 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. The revised standard allows an entity first to assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to in the guidance as "step zero." If an entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent), the "step one" quantitative assessment must be performed for that reporting unit. ASU 2011-08 provided examples of events and circumstances that should be considered in performing the "step zero" qualitative assessment, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit or the entity as a whole and a sustained decrease in share price.

The Company assesses goodwill for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement. For 2014 and 2013, we began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our reporting units in the 2012 step one analysis. In performing the step zero qualitative analysis for each of 2014 and 2013, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one quantitative analysis in 2014 or 2013.

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

(h)Long-Lived Assets

Long-lived assets and intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which are Level 3-type measurements. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(i)Intangible Assets

The Company has intangible assets that consist primarily of customer relationships and trademarks that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses. Customer relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates up to a 10-year period. Intangible assets with finite lives (principally customer relationships and certain trademarks) are reviewed for impairment in accordance with FASB ASC Section 360-10-35, Impairment or Disposal of Long-Lived Assets, while certain trademarks determined to have indefinite lives are reviewed for impairment at least annually in accordance with FASB ASC Topic 350. FASB Accounting Standards Update No. 2012-02 ("ASU 2012-02") modified the former requirement to perform an annual quantitative impairment test for indefinite-lived intangible assets. Similar to the ASU 2011-08 guidance for goodwill, it allows an organization to first perform a qualitative assessment of whether it is more likely than not that an asset has been impaired.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For 2014 and 2013, for indefinite lived intangibles we began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets in 2012. Based upon the results of this test, there were no indications of impairment, except for one trademark with nominal value in 2013. For 2012, we proceeded directly with a quantitative analysis, using a form of income approach valuation known as the relief-from-royalty method. Our tests did not result in the impairment of any of our intangible assets for 2012.

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

(k)Deferred Contract Costs

Costs of sales, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of a contract, including sales commissions, are deferred and amortized as expense over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(n)Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card and wealth management processing services, other payment processing services, professional services, software licensing and software related services. The Company recognizes revenue when: (i) evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collection is considered probable. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Revenue generated from contracts executed outside of our North American operations represented approximately 22%, 21% and 20% of total revenue in 2014, 2013 and 2012, respectively.

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
In multiple-element arrangements, consideration is allocated to each deliverable using the relative selling price method. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE are available. A delivered item in a multiple element arrangement is considered a separate unit of accounting if (a) the item has value to the customer on a standalone basis; and (b) delivery or performance of the undelivered item or items is considered probable and substantially in the Company's control if the arrangement includes a general right of return relative to the delivered item.
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

Processing Services Revenues

Processing services include data processing and application and/or facility management. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources used or can be based on minimum monthly usage fees. Revenues from these arrangements are recognized as services are performed. As professional services have increased as a percentage of total revenues, processing services have decreased to 75% of total revenues in 2014 from 76% in 2013 and 80% in 2012.

Technology or service components from third parties are frequently embedded in or combined with our applications or service offerings. We are often responsible for billing the client in these arrangements and transmitting the applicable fees to the third party. Whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the relevant facts and circumstances. Certain factors or indicators have been identified in the authoritative literature that should be considered in the evaluation. In certain of these arrangements, we have

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

concluded that recognizing the gross amount billed is appropriate while in others we recognize the net amount retained, depending upon the level of our contractual responsibilities and obligations for delivering solutions to end customers.

Professional Services Revenues

Revenues and costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement when these upfront services do not have standalone value or if revenue otherwise allocable to these elements is contingent upon delivery of other elements in the arrangement. Revenues and costs related to other consulting service agreements are recognized as the services are provided, assuming the separation criteria outlined above are satisfied. Professional services have increased as a percentage of total revenues to 15% in 2014 from 12% in 2013 and 9% in 2012. A significant portion of our professional services revenues is derived from contracts for dedicated personnel resources who are often working full-time at a client site and under their direction. These revenues generally re-occur as contracts are renewed.

License and Software Related Revenues

The Company recognizes software license and post-contract customer support fees, as well as associated implementation, training, conversion and programming fees in accordance with FASB ASC Subtopic 985-605. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that VSOE of fair value has been established for any undelivered elements in the arrangement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or VSOE of fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. The Company records deferred revenue for all billings invoiced prior to revenue recognition. Software license revenue and related post-contract customer support represented 7% of total revenues in 2014 and 8% in 2013 and 2012, with over 70% of the revenue representing post-contractual support revenue.

When the arrangement with the customer includes significant customization, modification, or production of software, the Company recognizes revenue applying contract accounting. For elements accounted for under contract accounting, revenue is recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Cost-to-cost or efforts-expended (labor hours) methods are used to measure progress toward completion. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in trade receivables. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. If and when the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

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

Hardware and Other Revenues

Hardware and other miscellaneous revenues including termination fees represent approximately 3% of our total revenues and are recognized following the separation and recognition criteria discussed above. The Company generally does not stock in inventory the hardware products sold, but arranges for delivery of hardware from third-party suppliers. The Company evaluates the gross vs. net indicators for these transactions and records the revenue related to hardware transactions on a gross

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

basis as appropriate and the related costs are included in cost of revenue as appropriate if the Company is considered the primary obligor by the customer, bears risk of loss and has latitude in establishing prices on the equipment.

Recent Accounting Guidance Not Yet Adopted

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

(q)Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local foreign currency. For foreign operations where the local currency is the functional currency, the translation into U.S. Dollars for consolidation is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The adjustments resulting from the translation are included in accumulated other comprehensive earnings (loss) in the Consolidated Statements of Equity and Consolidated Statements of Comprehensive Earnings and are excluded from net earnings.

Gains or losses resulting from foreign currency transactions are included in other income.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(s)Provision for Check Guarantee Losses

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss provisions and anticipated recoveries are determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of $14.5 million and $15.2 million as of December 31, 2014 and 2013, respectively, related to these estimations. The Company had accrued claims recoverable of $20.4 million and $18.6 million as of December 31, 2014 and 2013, respectively, related to these estimations. In addition, the Company recorded provisions for check guarantee losses, net of anticipated recoveries excluding service fees, of $57.2 million, $57.3 million and $54.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $51.9 million, $53.7 million and $53.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(t)Net Earnings per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2014, 2013 and 2012 are computed using the treasury stock method.

Net earnings and earnings per share for the years ended December 31, 2014, 2013 and 2012 are as follows (in millions, except per share data):

	Year ended December 31,
	2014	2013	2012
Earnings from continuing operations attributable to FIS, net of tax	$690.5	$490.0	$538.3
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(11.4)	3.1	(77.1)
Net earnings attributable to FIS common stockholders	$679.1	$493.1	$461.2
Weighted average shares outstanding — basic	284.8	289.7	291.8
Plus: Common stock equivalent shares	3.9	4.5	5.7
Weighted average shares outstanding — diluted	288.7	294.2	297.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$2.42	$1.69	$1.84
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.04)	0.01	(0.26)
Net earnings per share — basic attributable to FIS common stockholders *	$2.38	$1.70	$1.58
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$2.39	$1.67	$1.81
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.04)	0.01	(0.26)
Net earnings per share — diluted attributable to FIS common stockholders *	$2.35	$1.68	$1.55

* amounts may not sum due to rounding.
Options to purchase approximately 4.4 million, 4.2 million and 2.1 million shares of our common stock for the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(u)Certain Reclassifications

Certain reclassifications have been made in the 2013 and 2012 Consolidated Financial Statements to conform to the classifications used in 2014.

(3)    Discontinued Operations

As described below, certain operations are reported as discontinued in the Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012. The revenues and earnings (losses) of the businesses included in discontinued operations for the periods presented were as follows:

Revenues	2014	2013	2012
eCas business line	$3.0	$7.3	$11.8
ClearPar	—	—	—
Healthcare Benefit Solutions Business	—	—	80.5
Participacoes operations	—	—	—
Total discontinued operations	$3.0	$7.3	$92.3

Earnings (loss) from discontinued operations net of tax:	2014	2013	2012
eCas business line	$(5.1)	$1.2	$2.1
ClearPar	—	16.7	—
Healthcare Benefit Solutions Business	—	0.1	(47.8)
Participacoes operations	(6.3)	(14.9)	(31.4)
Total discontinued operations	$(11.4)	$3.1	$(77.1)

China eCas Business Line

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. This line of business was previously included in the ISG segment.

Healthcare Benefit Solutions Business

On June 25, 2012, we entered into a definitive agreement to sell our Healthcare Benefit Solutions Business ("Healthcare Business") because its operations did not align with our strategic plans. The all-cash transaction closed on August 15, 2012 and we received cash proceeds of $332.2 million. We recorded a pre-tax gain of $22.0 million and tax expense on the sale of $78.3 million, which resulted from the allocation of goodwill with minimal tax basis. The results of operations of the Healthcare Business were previously included in the PSG segment.

Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its clients during the second quarter of 2011. Participacoes had expenses of $10.1 million, $23.1 million and $47.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. As a result of the dismissal of employees related to the shut-down activities completed in 2011, the years ended December 31, 2014, 2013 and 2012 included charges of $5.1 million, $15.7 million and $39.1 million, respectively, to settle claims or increase our provision for potential labor claims. The shut-down activities involved the transfer and termination of approximately 2,600 employees. As of December 31, 2014, there are approximately 790 active labor claims. Former employees generally had up to two years from the date of termination to file labor claims, which extended through April 2013. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $13.8 million in

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

court ordered deposits, is $17.6 million as of December 31, 2014. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

In 2004, Proservvi Empreendimentos e Servicios, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Participacoes, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that that Prosegur and Servicos were successors in interest to Transpev.

To date, the Brazilian tax authorities filed four claims against Servicos asserting potential tax liabilities of approximately $8.0 million. There are potentially 26 additional claims against Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $60.0 million making the total potential exposure for all 30 claims approximately $68.0 million. While a liability for these 30 total claims is possible, we do not believe it is probable or reasonably estimable and therefore have not reserved for any of these claims.

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

(4)    Components of Other Comprehensive Earnings

The following table shows accumulated other comprehensive earnings ("AOCE") attributable to FIS by component, net of tax, for the year ended December 31, 2014 (in millions):

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other	Total
Balances, December 31, 2013	$(2.4)	$(3.0)	$(4.5)	$(9.9)
Other comprehensive gain/(loss) before reclassifications	(2.2)	(92.2)	(6.8)	(101.2)
Amounts reclassified from AOCE	3.9	—	—	3.9
Net current period AOCE attributable to FIS	1.7	(92.2)	(6.8)	(97.3)
Balances, December 31, 2014	$(0.7)	$(95.2)	$(11.3)	$(107.2)

The amount reclassified from AOCE for interest rate swap contracts includes $6.3 million recorded as interest expense, reduced by a related $2.4 million provision for income taxes. See Note 14 for the tax provision associated with each component of other comprehensive income.

(5)    Related Party Transactions
We are a participant to certain related party agreements described below.
Revenues and Expenses
A detail of related party items included in revenues for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years ended December 31,
	2014	2013	2012
Banco Bradesco Brazilian Venture revenue	$277.4	$296.2	$287.6
FNF data processing services revenue (1)	—	—	30.2
Ceridian data processing and services revenue (1)	—	—	74.0
Total related party revenues	$277.4	$296.2	$391.8
(1) Through September 30, 2012.

There were no related party expenses for the years ended December 31, 2014 and 2013. Administrative corporate support and other services with FNF of $3.4 million and employee benefits services of $0.6 million with Ceridian were included in 2012 expenses.

Brazilian Venture
The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco") in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of December 31, 2014 was $147.0 million. Upon the exit of one partner bank, certain terms of the Brazilian Venture were subsequently renegotiated between Banco Bradesco and FIS and were memorialized in an Amended Association Agreement in November 2010. Among other things, the payout for the Brazilian Venture Notes was extended over a ten-year period. Additional performance remuneration provisions upon the achievement of targeted account and transaction volumes were renegotiated, for which additional related party payables were recorded as of December 31, 2010, based on management's expectation that the targets will be met. The passage of time and the achievement of certain targets triggered payments to Banco Bradesco of $5.5 million and $9.9 million in 2014 and 2013, respectively. The remaining related party payable was $42.9 million and $48.2 million as of December 31, 2014 and 2013, respectively. In addition, the board of directors for the Brazilian Venture declared a one-time dividend during the year ended December 31, 2014, resulting in a payment of $34.8 million to Banco Bradesco and thereby reducing the value of the noncontrolling interest as of December 31, 2014 to $121.5 million. The remaining Brazilian Venture revenues included $29.7 million of unfavorable currency impact during the year ended December 31, 2014 resulting from a stronger U.S. Dollar in 2014, as compared to 2013.

The Brazilian Venture currently processes approximately 58 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios.

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

(6)Acquisitions

The results of operations and financial position of the entities acquired during the years ended December 31, 2014, 2013 and 2012, are included in the Consolidated Financial Statements from and after the date of acquisition. The Company completed a number of acquisitions in 2014, 2013 and 2012 that were not significant, individually or in the aggregate, including Clear2Pay NV. ("Clear2Pay"), for $461.5 million in October 2014, Reliance Financial Corporation ("Reliance") for $110.0 million in July 2014, Credit Management Solutions, Inc. ("CMSI"), for $29.0 million in April 2014, mFoundry, Inc. ("mFoundry"), for $115.0 million in March 2013, ProNet Solutions, Inc. ("ProNet") for $22.3 million in October 2012, Integrated Compliance Solutions LLC ("ICS") for $20.2 million in April 2012 and Memento Inc. ("Memento") for $24.9 million in April 2012.

The addition of Clear2Pay will expand FIS’ global payments capabilities and enhance our ability to deliver differentiated enterprise payments solutions. Because the Clear2Pay purchase price was denominated in Euros, we initiated a foreign currency forward contract to purchase Euros and sell U.S. Dollars to manage the risk arising from fluctuations in exchange rates until the closing.  As this derivative did not qualify for hedge accounting, we recorded a charge of $16.2 million in Other income (expense), net during the third quarter of 2014.  This forward contract was settled on October 1, 2014.

Our acquisition of Atlanta-based Reliance enables us to provide a full-service wealth management and retirement offering encompassing technology, full back-office operations outsourcing, and retirement trust and fiduciary services.

The Capco purchase price in 2010 included cash consideration of $297.8 million at closing plus future contingent consideration valued at $113.7 million based on targeted operating performance in 2013 through 2015. We recorded an additional charge of $85.2 million in December 2013 as a result of amendments to the earn-out provisions based on management's outlook and increased projections of Capco's future results in light of its consistently improving performance. The amendments established a final agreed amount in total cash contingent consideration and number of shares in equity contingent consideration, subject to reduction and forfeiture provisions if operating performance targets are not met. The liability had previously been reduced by $22.3 million in 2011 and increased by $43.9 million in 2013 based on forecasts of achievement of targeted operating performance. No adjustments were required in 2014 and 2012. The remaining contingent consideration liability is $103.3 million as of December 31, 2014. The remaining payments will be made over the next two years.

In conjunction with the acquisition, Capco and FIS established a New Hires and Promotions Incentive Plan ("NHPP") to attract new employees and to retain and incent existing employees and management. This plan provided for aggregate payments of up to $67.8 million to eligible participants upon achievement of targeted operating performance in 2013 through 2015. The NHPP was amended and restated in December 2013 to: (1) fix the total amount payable at $43.4 million, subject to reduction and forfeiture provisions; (2) establish the named participants and their respective unit allocations; and (3) eliminate any continued service requirements to FIS by the participants after the amendment date. Based on management's expectation that the operating performance measures will be achieved, the liability for the NHPP was adjusted to the present value of the amended total payout, with the resulting increase of $18.1 million recorded in 2013. Prior to the amendment, the expected liability was being expensed over the performance period, which was deemed to equal the service period.

(7)Property and Equipment

Property and equipment as of December 31, 2014 and 2013 consists of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2014	2013
Land	$28.1	$28.1
Buildings	186.9	182.0
Leasehold improvements	111.7	97.0
Computer equipment	718.6	629.5
Furniture, fixtures, and other equipment	159.1	140.8
	1,204.4	1,077.4
Accumulated depreciation and amortization	(721.1)	(638.4)
	$483.3	$439.0

During the years ended December 31, 2014 and 2013, the Company entered into capital lease obligations of $26.1 million and $16.9 million, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Consolidated Balance Sheet as of December 31, 2014. Periodic payments are included in repayment of borrowings on the Consolidated Statements of Cash Flows.

Depreciation and amortization expense on property and equipment, including that recorded under capital leases, amounted to $130.1 million, $119.0 million and $117.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was depreciation and amortization expense on property and equipment of $1.3 million for the year ended December 31, 2012. There was no depreciation and amortization expense in discontinued operations for the years ended December 31, 2014 and 2013.

(8)Goodwill

Changes in goodwill during the years ended December 31, 2014 and 2013 are summarized as follows (in millions):

	FSG	PSG	ISG	Total
Balance, December 31, 2012	$3,949.0	$3,833.2	$599.3	$8,381.5
Goodwill acquired during 2013	115.7	—	2.8	118.5
Purchase price and foreign currency adjustments	—	(0.1)	0.1	—
Balance, December 31, 2013	4,064.7	3,833.1	602.2	8,500.0
Goodwill acquired during 2014	74.2	—	329.8	404.0
Purchase price and foreign currency adjustments	—	—	(26.4)	(26.4)
Balance, December 31, 2014	$4,138.9	$3,833.1	$905.6	$8,877.6

In performing the step zero qualitative analysis for 2014, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. As a result, no reporting units were at risk of impairment as of the September 30, 2014 measurement date (see Note 2 (g)).

(9)Intangible Assets

Customer relationships intangible assets are obtained as part of acquired businesses and are amortized over their estimated useful lives, generally five to 10 years, using accelerated methods. Trademarks determined to have indefinite lives are not amortized. Certain other trademarks are amortized over periods ranging up to 15 years. As of December 31, 2014 and 2013, trademarks carried at $82.3 million and $80.8 million, respectively, were classified as indefinite lived.

Intangible assets as of December 31, 2014 consist of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Cost	Accumulated Amortization	Net
Customer relationships	$2,761.7	$(1,600.5)	$1,161.2
Trademarks	122.8	(16.0)	106.8
	$2,884.5	$(1,616.5)	$1,268.0

Intangible assets as of December 31, 2013 consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,688.8	$(1,455.1)	$1,233.7
Trademarks	118.8	(13.2)	105.6
	$2,807.6	$(1,468.3)	$1,339.3

Amortization expense for intangible assets with finite lives was $215.0 million, $233.1 million and $246.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on intangible assets of $5.1 million for the year ended December 31, 2012. There was no amortization expense in discontinued operations for the years ended December 31, 2014 and 2013.

Estimated amortization of intangibles, including the contract intangible in our Brazilian Venture, which is amortized as a reduction in revenue, for the next five years is as follows (in millions):

2015	$220.8
2016	212.0
2017	206.7
2018	205.5
2019	206.0

(10)    Computer Software

Computer software as of December 31, 2014 and 2013 consists of the following (in millions):

	2014	2013
Software from business acquisitions	$519.2	$535.6
Capitalized software development costs	953.1	847.6
Purchased software	120.3	174.3
Computer software	1,592.6	1,557.5
Accumulated amortization	(699.2)	(701.0)
Computer software, net of accumulated amortization	$893.4	$856.5

Amortization expense for computer software was $209.7 million, $195.8 million and $195.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was amortization expense on computer software of $3.1 million for the year ended December 31, 2012. There was no amortization expense in discontinued operations for 2014 and 2013.

(11)Deferred Contract Costs

Deferred contract costs as of December 31, 2014 and 2013 consists of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2014	2013
Installations and conversions in progress	$17.9	$10.9
Installations and conversions completed, net	90.8	107.9
Sales commissions and other, net	104.5	88.0
Total deferred contract costs	$213.2	$206.8

Amortization of deferred contract costs was $71.5 million, $66.6 million and $73.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(12)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2014 and 2013 consists of the following (in millions):

	2014	2013
Salaries and incentives	$137.6	$163.7
Accrued benefits and payroll taxes	53.9	58.9
Trade accounts payable	186.8	147.0
Accrued claims and claims payable	20.8	26.8
Accrued interest payable	21.8	40.9
Taxes other than income tax	47.5	45.4
Capco acquisition related liabilities	61.1	69.4
Other accrued liabilities	200.8	215.9
Total accounts payable and accrued liabilities	$730.3	$768.0

(13)     Long-Term Debt
Long-term debt as of December 31, 2014 and 2013 consists of the following (in millions):

	2014	2013
Term Loan A-4, quarterly principal amortization (1)	$1,300.0	$1,962.5
Senior Notes due 2017, interest payable semi-annually at 1.450%	300.0	—
Senior Notes due 2018, interest payable semi-annually at 2.000%	250.0	250.0
Senior Notes due 2020, interest payable semi-annually at 7.875%	—	500.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	700.0
Senior Notes due 2023, interest payable semi-annually at 3.500%	1,000.0	1,000.0
Senior Notes due 2024, interest payable semi-annually at 3.875%	700.0	—
Revolving Loan, (2)	795.0	29.0
Other	22.7	27.1
	5,067.7	4,468.6
Current portion	(13.1)	(128.8)
Long-term debt, excluding current portion	$5,054.6	$4,339.8
__________________________________________

(1)
Interest on the Term Loans A-4 is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of December 31, 2014, the weighted average interest rate on the Term Loans A-4 was 1.41%.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of December 31, 2014, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.25%.

FIS is a party to a syndicated credit agreement (the “FIS Credit Agreement”), which as of December 31, 2014 provided total committed capital of $4,300.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amount of $3,000.0 million maturing on December 18, 2019 (the "Revolving Loan"); and (2) term loans of $1,300.0 million maturing on March 30, 2017 (the "Term Loans A-4"). As of December 31, 2014, the outstanding principal balance of the Revolving Loan was $795.0 million, with $2,204.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

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

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority and are unsecured. On December 18, 2014, FIS completed an amendment to the FIS Credit Agreement that, among other provisions, eliminated all existing guarantees from FIS' subsidiaries. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the senior notes' indentures as of December 31, 2014 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

	Term Loan A-4	2017 Notes	2018 Notes	2022 Notes	2023 Notes	2024 Notes	Total
2015	—	—	—	—	—	—	$—
2016	—	—	—	—	—	—	—
2017	1,300.0	300.0	—	—	—	—	1,600.0
2018	—	—	250.0	—	—	—	250.0
2019	—	—	—	—	—	—	—
Thereafter	—	—	—	700.0	1,000.0	700.0	2,400.0
Total	$1,300.0	$300.0	$250.0	$700.0	$1,000.0	$700.0	$4,250.0

Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events.

FIS may redeem some or all of the 2022 Notes on or before May 14, 2020 at a specified premium to par, and thereafter at par as outlined in the indenture agreement. FIS may also redeem the 2017 Notes, 2018 Notes, 2023 Notes and 2024 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption; provided no make-whole amount will be paid for redemptions of the 2023 Notes and 2024 Notes during the three months prior to their maturity.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 67% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the FIS Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of December 31, 2014, would be approximately $161.7 million.

The fair value of the Company’s long-term debt is estimated to be approximately $63.8 million higher than the carrying value as of December 31, 2014. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to December 31, 2014, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of December 31, 2014, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
July 1, 2012	July 1, 2015	300.0	One Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	One Month LIBOR (1)	0.89%	(2)
		$700.0
___________________________________

(1)	0.17% in effect as of December 31, 2014.

(2)	Does not include the applicable margin and facility fees paid to lenders on term loans and revolving loans as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s interest rate derivative instruments is as follows (in millions):

	December 31, 2014		December 31, 2013
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Accounts payable and accrued liabilities	$0.7	Accounts payable and accrued liabilities	$2.5
Interest rate swap contracts	Other long-term liabilities	0.9	Other long-term liabilities	1.9
In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to accumulated other comprehensive earnings ("AOCE") within the Consolidated Statements of Comprehensive Earnings and Consolidated Statements of Equity as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans for hedge notional amounts.

A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Comprehensive Earnings and recognized in AOCE for the years ended December 31, 2014, 2013 and 2012 are as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Amount of gain (loss) recognized in AOCE on derivatives
Derivatives in Cash Flow Hedging Relationships	2014	2013	2012
Interest rate swap contracts	$(3.5)	$0.5	$(11.0)

	Amount of gain (loss) reclassified from AOCE into income
Location of gain (loss) reclassified from AOCE into income	2014	2013	2012
Interest expense	$(6.3)	$(5.5)	$(7.7)

Approximately $0.8 million of the balance in AOCE as of December 31, 2014, is expected to be reclassified into income over the next twelve months.
Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2014, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(14)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2014, 2013 and 2012 consists of the following (in millions):

	2014	2013	2012
Current provision:
Federal	$248.2	$232.2	$183.1
State	32.1	27.2	38.7
Foreign	63.7	49.3	33.2
Total current provision	$344.0	$308.7	$255.0
Deferred provision (benefit):
Federal	$(3.6)	$0.2	$14.5
State	(2.3)	(1.1)	0.8
Foreign	(3.0)	1.1	(0.2)
Total deferred provision	(8.9)	0.2	15.1
Total provision for income taxes	$335.1	$308.9	$270.1

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
United States	$789.3	$753.8	$653.2
Foreign	264.1	69.7	175.1
Total	$1,053.4	$823.5	$828.3

Total income tax expense for the years ended December 31, 2014, 2013 and 2012 is allocated as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2014	2013	2012
Tax expense per statements of earnings	$335.1	$308.9	$270.1
Tax expense attributable to discontinued operations	(3.9)	2.3	68.2
Unrealized (loss) gain on investments and derivatives	1.0	0.4	0.7
Unrealized (loss) gain on foreign currency translation	(4.6)	(5.8)	(0.4)
Other components of other comprehensive income	(3.1)	(0.1)	(2.0)
Total income tax expense (benefit) allocated to other comprehensive income	(6.7)	(5.5)	(1.7)
Tax benefit from exercise of stock options	(39.5)	(40.4)	(31.1)
Total income tax expense	$285.0	$265.3	$305.5

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	4.6	4.6	4.6
Federal benefit of state taxes	(1.6)	(1.6)	(1.6)
Foreign rate differential	(2.6)	(2.5)	(2.8)
Capco contingent consideration	—	5.9	—
Other	(3.6)	(3.9)	(2.6)
Effective income tax rate	31.8%	37.5%	32.6%

The significant components of deferred income tax assets and liabilities as of December 31, 2014 and 2013 consist of the following (in millions):

	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$183.2	$155.8
Employee benefit accruals	55.5	62.0
Deferred revenue	43.7	38.0
Foreign currency translation adjustment	28.9	24.4
Accruals	27.1	30.0
Foreign tax credit carryforwards	12.7	24.4
State taxes	11.8	10.6
Allowance for doubtful accounts	3.6	4.4
Interest rate swaps	0.5	1.5
Total gross deferred income tax assets	367.0	351.1
Less valuation allowance	(121.7)	(97.7)
Total deferred income tax assets	245.3	253.4
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	899.5	871.6
Deferred contract costs	91.1	82.2
Depreciation	48.4	49.1
Other	7.5	6.8
Total deferred income tax liabilities	1,046.5	1,009.7
Net deferred income tax liability	$801.2	$756.3

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred income taxes have been classified in the Consolidated Balance Sheets as of December 31, 2014 and 2013 as follows (in millions):

	2014	2013
Current assets	$67.4	$58.9
Noncurrent assets (included in other noncurrent assets)	9.5	10.5
Total deferred income tax assets	76.9	69.4
Current liabilities (included in accounts payable and accrued liabilities)	(3.7)	(2.1)
Noncurrent liabilities	(874.4)	(823.6)
Net deferred income tax liability	$(801.2)	$(756.3)

Management believes that based on its historical pattern of taxable income, projections of future income, tax planning strategies and other relevant evidence, the Company will produce sufficient income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset for which management believes it is more likely than not that the Company will not be able to realize the benefits of all or a portion of that deferred income tax asset. We also receive periodic assessments from taxing authorities challenging our positions that must be taken into consideration in determining our tax accruals. Resolving these assessments, which may or may not result in additional taxes due, may require an extended period of time. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of deferred income tax asset that is realizable.

As of December 31, 2014 and 2013, the Company had income taxes receivable of $12.0 million and $30.0 million, respectively. These amounts are included in other receivables in the Consolidated Balance Sheets.

As of December 31, 2014 and 2013, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $183.2 million and $155.8 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2014 and 2013 of $26.1 million and $17.8 million, respectively, which expire between 2020 and 2034. The Company has a valuation allowance related to these deferred tax assets for state net operating loss carryforwards in the amounts of $8.8 million and $11.6 million as of December 31, 2014 and 2013. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2014 and 2013 of $157.1 million and $138.0 million, respectively. The Company has valuation allowances related to these net operating losses as of December 31, 2014 and 2013 of $112.9 million and $86.1 million, respectively. As of December 31, 2014 and 2013, the Company had foreign tax credit carryforwards of $12.7 million and $24.4 million, respectively, which expire between 2020 and 2022.

The Company participates in the IRS' Compliance Assurance Process (CAP), which is a real-time continuous audit. The IRS has completed its review for years through 2011. Currently, management believes the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2007. Substantially all state income tax returns have been concluded through 2011.
The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. For those earnings considered to be permanently reinvested outside the United States, a determination of the amount of unrecognized deferred tax liability is not practicable at this time.
As of December 31, 2014 and 2013, the Company had gross unrecognized tax benefits of $18.4 million and $29.2 million of which $13.1 million and $19.3 million would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gross Amount
Amounts of unrecognized tax benefits as of January 1, 2013	$40.4
Amount of decreases due to lapse of the applicable statute of limitations	(2.8)
Amount of decreases due to settlements	(12.7)
Increases as a result of tax positions taken in a prior period	4.3
Amount of unrecognized tax benefit as of December 31, 2013	29.2
Amount of decreases due to lapse of the applicable statute of limitations	(2.4)
Amount of decreases due to settlements	(14.1)
Increases as a result of tax positions taken in the current period	2.6
Increases as a result of tax positions taken in a prior period	3.1
Amount of unrecognized tax benefit as of December 31, 2014	$18.4

The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $1.8 million, $3.1 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total amount of interest and penalties included in the Consolidated Balance Sheets is $7.9 million and $12.4 million as of December 31, 2014 and 2013, respectively. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.

Due to the expiration of various statutes of limitation in the next twelve months, an estimated $2.7 million of gross unrecognized tax benefits may be recognized during that twelve month period.

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

 CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

This is a patent infringement action that was filed by CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc. (collectively, the "Plaintiffs") against Fidelity National Information Services, Inc. and our subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division on January 5, 2012. The complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of three patents. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Additionally, Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Defendants seek damages, injunctive relief and attorneys' fees. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. In the fourth quarter of 2012, the Court granted Plaintiffs' Motion to Amend its First Amended Complaint to add a fourth patent and Defendants' Motion to Amend its First Amended Answer and Counterclaims. Defendants filed a Motion for Summary Judgment seeking an order invalidating all of the Plaintiffs' asserted patents. Plaintiffs filed a Motion for Summary Judgment seeking to invalidate select patent claims from one of Defendants' asserted patents.   On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  The Court denied Plaintiffs' Motion for Summary Judgment. On December 23, 2013, the US Patent Office instituted Defendants’ CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. Additionally, on January 17, 2014, the Court granted Defendants’ Motion to Stay the litigation pending the outcome of the CBM review proceedings. On December 22, 2014, the Patent Trial and Appeal Board (“PTAB”) issued final written decisions on Defendants’ CBM Petition holding that all claims of each of the Plaintiffs' four patents are unpatentable. On January 6, 2015, the Court issued an Endorsed Order requesting the parties file, on or before March 31, 2015, a joint report advising how the parties intend to proceed in this matter. Unless appeals are filed and the PTAB’s decisions are reversed, Defendants will have no liability for infringement of the asserted patents.

 DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

This patent infringement lawsuit was filed on May 28, 2013 by DataTreasury Corporation (the “Plaintiff”) against Fidelity National Information Services, Inc. (the “Company”) and multiple customer banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for CBM post-grant reviews of the validity of the Plaintiff's asserted patents at the USPTO.  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. The parties are waiting for the PTAB to issue final written decisions in the CBM post-grant review proceedings. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

Indemnifications and Warranties

The Company generally indemnifies its clients, subject to certain limitations and exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated solely with its clients' use of the Company's software applications or services. Historically, the Company has not made any material payments under such indemnifications,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable. In addition, the Company warrants to clients that its software operates substantially in accordance with the software specifications. Historically, no material costs have been incurred related to software warranties and no accruals for warranty costs have been made.

Leases

The Company leases certain of its property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2019, and thereafter, in the aggregate, are as follows (in millions):

2015	$62.3
2016	56.7
2017	45.2
2018	34.2
2019	23.9
Thereafter	44.3
Total	$266.6

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $4.6 million per year that renew on a short-term basis. See Note 7 for information on the Company's capital lease obligations.

Rent expense incurred under all operating leases during the years ended December 31, 2014, 2013 and 2012, was $85.3 million, $80.0 million and $86.0 million, respectively. Included in discontinued operations in the Consolidated Statements of Earnings was rent expense of $0.6 million for the year ended December 31, 2012. There was no rent expense in discontinued operations for the years ended December 31, 2014 and 2013.

Data Processing and Maintenance Services Agreements.  The Company has agreements with various vendors, which expire between 2015 and 2023, for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $533.7 million as of December 31, 2014. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.

(16)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan (ESPP). Eligible employees may voluntarily purchase, at current market prices, shares of FIS’ common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded expense of $26.0 million, $22.0 million and $19.9 million, respectively, for the years ended December 31, 2014, 2013 and 2012, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plan

The Company’s employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recorded expense of $35.6 million, $31.1 million and $28.2 million, respectively, for the years ended December 31, 2014, 2013 and 2012, relating to the participation of FIS employees in the 401(k) plan.

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

A summary of the options granted (all of which vest over three years), outstanding and available for grant under these plans follows (in millions):

	FIS Plan	MV Plan	FIS Restated Plan
Available for grant as of December 31, 2012	1.8	8.5	—
Granted in 2013	—	—	4.2
Outstanding as of December 31, 2013	—	—	13.5
Available for grant as of December 31, 2013	—	—	11.7
Granted in 2014	—	—	4.4
Outstanding as of December 31, 2014	—	—	15.3
Available for grant as of December 31, 2014	—	—	6.7

The Company also has fully vested options outstanding related to a previous stock incentive plan as well as options assumed in connection with merger and acquisition transactions and the transaction through which FIS became independent of FNF. As of December 31, 2014 and 2013, there were 0.1 million and 0.3 million options outstanding, respectively, related to these plans that expire over periods through 2017.

The following schedule summarizes the stock option activity for the years ended December 31, 2014, 2013 and 2012 (in millions except for per share amounts):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2011	30.4	$21.78
Granted	2.0	33.97
Exercised	(16.2)	20.62
Cancelled	(0.4)	25.50
Balance, December 31, 2012	15.8	24.39
Granted	4.2	48.64
Exercised	(6.1)	22.64
Cancelled	(0.1)	31.58
Balance, December 31, 2013	13.8	32.49
Granted	4.4	58.72
Exercised	(2.7)	22.69
Cancelled	(0.1)	46.21
Balance, December 31, 2014	15.4	41.56

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $92.5 million, $134.9 million and $202.3 million, respectively. The Company generally issues shares from treasury stock for stock options exercised.

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2014:

	Outstanding Options				Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of December 31, 2014 (a)	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of December 31, 2014 (a)
	(In millions)			(In millions)	(In millions)			(In millions)
$ 0.00 - $22.55	1.7	1.83	$20.05	$69.9	1.7	1.83	$20.05	$69.9
$22.56 - $25.76	1.7	3.82	25.66	61.9	1.7	3.82	25.66	61.9
$25.77 - $27.40	2.0	2.81	27.10	69.2	2.0	2.81	27.10	69.2
$27.41 - $34.33	1.6	4.58	33.50	45.1	1.0	4.46	33.27	29.3
$34.34 - $48.75	4.1	5.83	48.66	55.6	0.0	5.14	39.54	0.6
$48.76 - $64.04	4.3	6.86	58.72	15.1	—	N/A	—	—
$ 0.00 - $64.04	15.4	4.95	$41.56	$316.8	6.4	3.10	$25.91	$230.9
_________________________

(a)	Intrinsic value is based on a closing stock price as of December 31, 2014 of $62.20.

The weighted average fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was estimated to be $9.15, $7.85 and $8.08, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2014	2013	2012
Risk free interest rate	1.4%	1.0%	0.6%
Volatility	21.2%	23.3%	35.8%
Dividend yield	1.6%	1.8%	2.4%
Weighted average expected life (years)	4.2	4.2	4.3

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

The Company granted a total of 0.8 million restricted stock shares at prices ranging from $52.85 to $64.04 on various dates in 2014. The Company granted a total of 0.8 million restricted stock shares at prices ranging from $36.49 to $52.19 on various dates in 2013. The Company granted a total of 1.3 million restricted stock shares at prices ranging from $30.70 to $34.89 on various dates in 2012. These shares were granted at the closing market price on the date of grant and vest annually over three years. As of December 31, 2014 and 2013, we have approximately 1.8 million and 2.3 million unvested restricted shares remaining.

The Company has provided for total stock compensation expense of $57.4 million, $57.4 million and $86.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation. Of the total stock

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

compensation expense, $1.7 million, $4.0 million and $2.8 million for 2014, 2013 and 2012, respectively, relates to liability based awards that will not be credited to additional paid in capital until issued.

As of December 31, 2014 and 2013, the total unrecognized compensation cost related to non-vested stock awards is $131.1 million and $108.0 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.7 years and 1.7 years, respectively.

German Pension Plans

Our German operations have unfunded, defined benefit plan obligations. These obligations relate to benefits to be paid to German employees upon retirement. The accumulated benefit obligation as of December 31, 2014 and 2013, was $50.6 million and $44.9 million, respectively, and the projected benefit obligation was $51.6 million and $45.9 million, respectively. The plan remains unfunded as of December 31, 2014.

(17)Concentration of Risk

The Company generates a significant amount of revenues from large clients, however, no individual client accounted for 10% or more of total revenue in the years ended December 31, 2014, 2013 and 2012.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

The Company places its cash equivalents with high credit-quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse clients make up the Company’s client base, thus spreading the trade receivables credit risk. The Company controls credit risk through monitoring procedures.

(18)     Segment Information
During the periods presented, we operated our business in the segments described below. In December 2014, we announced the promotion of Gary Norcross to Chief Executive Officer, effective January 1, 2015.  In 2015, we have made a number of other organizational changes designed to align our services and solutions with their best market opportunity. How we allocate resources and analyze performance in the new structure may result in a change in our reportable segments.
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the year ended December 31, 2014 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$2,494.0	$2,504.8	$1,417.3	$(2.3)	$6,413.8
Operating expenses	1,678.2	1,541.0	1,181.3	742.7	5,143.2
Operating income	$815.8	$963.8	$236.0	$(745.0)	1,270.6
Other income (expense) unallocated					(217.2)
Income from continuing operations					$1,053.4
Depreciation and amortization	$164.2	$82.3	$83.6	$296.2	$626.3
Capital expenditures (1)	$219.0	$62.0	$105.1	$11.2	$397.3
Total assets	$5,762.4	$5,015.5	$2,304.0	$1,435.1	$14,517.0
Goodwill	$4,138.9	$3,833.1	$905.6	$—	$8,877.6
(1) Capital expenditures include $26.1 million of capital leases.

As of and for the year ended December 31, 2013 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$2,344.4	$2,454.9	$1,266.6	$(2.5)	$6,063.4
Operating expenses	1,562.6	1,496.5	1,070.3	871.1	5,000.5
Operating income	$781.8	$958.4	$196.3	$(873.6)	1,062.9
Other income (expense) unallocated					(239.4)
Income from continuing operations					$823.5
Depreciation and amortization	$159.3	$79.7	$75.4	$300.2	$614.6
Capital expenditures	$211.1	$60.3	$71.0	$10.7	$353.1
Total assets	$5,427.9	$5,025.4	$2,013.6	$1,491.0	$13,957.9
Goodwill	$4,064.7	$3,833.1	$602.2	$—	$8,500.0
(1) Capital expenditures include $16.9 million of capital leases.

As of and for the year ended December 31, 2012 (in millions):

	FSG	PSG	ISG	Corporate and Other	Total
Processing and services revenues	$2,246.4	$2,380.6	$1,168.7	$0.1	$5,795.8
Operating expenses	1,530.2	1,499.4	969.4	720.5	4,719.5
Operating income	$716.2	$881.2	$199.3	$(720.4)	1,076.3
Other income (expense) unallocated					(248.0)
Income from continuing operations					$828.3
Depreciation and amortization	$168.0	$86.8	$73.1	$294.9	$622.8
Capital expenditures	$186.7	$47.6	$50.7	$12.4	$297.4
Total assets	$5,256.0	$4,806.1	$1,841.0	$1,642.9	$13,546.0
Goodwill	$3,949.0	$3,833.2	$599.3	$—	$8,381.5

Total assets as of December 31, 2014, 2013 and 2012 exclude $8.0 million, $2.2 million and $3.7 million, respectively related to discontinued operations.

Financial Solutions Group

FSG focuses on serving the technology, processing and outsourcing needs of financial institutions, commercial lenders, finance companies and other businesses in North America. FSG's primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. FSG offers applications and services through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a licensed software basis for installation on client-owned and operated systems. We also provide strategic consulting services that help financial institutions define and manage their technology strategies and projects.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

International Solutions Group

ISG offers similar services, solutions and strategic consulting summarized above for FSG and PSG to a wide array of international financial institutions. Also, this segment includes the Company's consolidated Brazilian Venture (Note 5). Clients in Brazil, Germany and the United Kingdom accounted for the majority of the revenues from non-U.S. based clients for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $379.3 million, $358.7 million and $371.6 million as of December 31, 2014, 2013 and 2012, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

Corporate and Other

The Corporate and Other segment consists of the corporate overhead and costs of leveraged functions that are not allocated to operating segments. These costs relate to domestic sales and marketing, finance and accounting, risk management and information security, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance.

During 2014 the Company recorded transaction and other costs, including integration activity, related to recent acquisitions and other severance costs of $21.5 million. Additional charges of $129.1 million were recorded in 2013 related to the Capco contingent consideration adjustments discussed in Note 6. During 2012, the Company recorded compensation charges of $43.2 million in payments and accelerated vesting of certain stock option and restricted stock grants triggered by changes in responsibility or separation from the Company of certain executives. These charges are included in selling, general and administrative expenses in the Consolidated Statements of Earnings and the Corporate and Other segment.

(19)     Other Equity Programs and Stock Rights

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

Share Repurchase Program

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on January 29, 2014, authorized repurchases of up to $2.0 billion through December 31, 2017. Approximately $1,524.5 million of plan capacity remained available for repurchases as of December 31, 2014.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2014	8.7	$54.89	$475.5
December 31, 2013	10.7	$44.58	$475.9
December 31, 2012 *	14.0	$32.24	$451.4
December 31, 2011	15.0	$26.61	$399.2
December 31, 2010	1.4	$22.97	$32.2
* Includes the repurchase of 5.7 million shares from WPM, L.P. for $200.0 million, or $35.03 per share, in December 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Third Amended and Restated Bylaws of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	8/13/2013
4.1	Registration Rights Agreement, dated as of February 1, 2006, among Fidelity National Information Services, Inc. and the security holders named therein	8-K	001-16427	99.1	2/6/2006
4.2	Form of certificate representing Fidelity National Information Services, Inc. Common Stock	S-3ASR	333-131593	4.3	2/6/2006
4.3	Fifth Amendment and Restatement Agreement, dated as of December 18, 2014, by and among FIS, each lender party thereto and the Administrative Agent, together with its Schedules, Exhibits and Annex, including the Fifth Amended and Restated Credit Agreement dated as of December 18, 2014.	8-K	001-16427	10.1	12/18/2014
4.4	Indenture, dated as of March 19, 2012, among FIS, as issuer, the subsidiaries of FIS listed on the signature page thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.1	3/20/2012
4.5	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.1	4/15/2013
4.6	First Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.2	4/15/2013
4.7	Second Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee	8-K	001-16427	4.3	4/15/2013
4.8	Third Supplemental Indenture, dated as of June 3, 2014, among FIS, each of the Guarantors and the Bank of New York Mellon Trust Company, N.A. a national banking association, as trustee	8-K	001-16427	4.1	6/3/2014

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.9	Fourth Supplemental Indenture, dated as of June 3, 2014, among FIS, each of the Guarantors and the Bank of New York Mellon Trust Company, N.A. a national banking association, as trustee	8-K	001-16427	4.2	6/3/2014
10.1	Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Fidelity National Financial, Inc., Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc.	8-K	001-16427	99.1	10/27/2006
10.2	Cross-Indemnity Agreement, dated as of October 23, 2006 by and between Fidelity National Information Services, Inc. and Fidelity National Title Group, Inc.	8-K	001-16427	99.2	10/27/2006
10.3	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001	10-K405	001-16427	10.3	3/25/2002
10.4	Certegy 2002 Bonus Deferral Program Terms and Conditions	10-K405	001-16427	10.3	3/25/2002
10.5	Certegy Inc. Officers' Group Personal Excess Liability Insurance Plan	10-K405	001-16427	10.30	3/25/2002
10.6	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003	10-K	001-16427	10.40	2/17/2004
10.7	Form of Certegy Inc. Non-Qualified Stock Option Agreement	10-K	001-16427	10.5	3/11/2005
10.8	Form of Non-Qualified Stock Option Agreement	8-K	001-16427	99.1	2/6/2006
10.9	Form of Non-Qualified Stock Option Agreement	8-K	001-16427	99.1	2/6/2006
10.10	Amended and Restated Certegy Inc. Stock Incentive Plan, effective as of June 15, 2001 and amended and restated as of October 23, 2006	S-4/A	333-135845	Annex B	9/19/2006
10.11	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A.	10-K405	001-16427	10.2	3/25/2002
10.12	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A.	10-K	001-16427	10.15(a)	2/17/2004
10.13	Form of Stock Option Agreement and Notice of Stock Option Grant under Fidelity National Information Services, Inc. 2005 Stock Incentive Plan	8-K		99.1	8/25/2005
10.14	Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan, effective as of December 16, 2004	Schedule 14A		Annex A	11/15/2004
10.15	Form of Notice of Stock Option Grant and Stock Option Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan	10-K	001-16427	10.5	2/27/2009
10.16	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006	S-4/A	333-135845	Annex C	9/19/2006

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.17	Amended and Restated Metavante 2007 Equity Incentive Plan	S-8	333-158960	10.1	10/1/2009
10.18	Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made between November 2007 and October 2008	Metavante Technologies, Inc. 8-K	001-33747	10.10(a)	11/6/2007
10.19	Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made in November 2008	Metavante Technologies, Inc.10-K	001-33747	10.10(b)	2/20/2009
10.20	Form of Stock Option Agreement for grants made in November 2009 under the Amended and Restated Metavante 2007 Equity Incentive Plan	10-K	001-16427	10.44	2/26/2010
10.21	Form of Stock Option grant issued under Amended and Restated Metavante 2007 Equity Incentive Plan - Certificate of Option Agreement for grants made in October 2010	10-K	001-16427	10.70	2/25/2011
10.22	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006	S-4/A	333-135845	Annex D	9/19/2006
10.23	Acceleration, Change of Role and Non-Competition Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc. and William P. Foley II	10-Q	001-16427	10.10	5/4/2012
10.24	Form of Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Non-Qualified Stock Option Agreement	10-K	001-16427	10.6	3/1/2007
10.25	Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Frank R. Martire	S-4	333-158960	10.1	5/4/2009
10.26	Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Frank R. Martire, effective as of December 1, 2009	8-K	001-16427	10.1	12/3/2009
10.27	Amendment No. 1 to Employment Agreement, effective as of March 30, 2012, by and among Fidelity National Information Services, Inc. and Frank R. Martire	10-Q	001-16427	10.3	5/4/2012
10.28	Amendment to Employment Agreement, effective as of January 1, 2015, by and among Fidelity National Information Services, Inc. and Frank R. Martire					*
10.29	Amended and Restated Employment Agreement, effective as of December 29, 2009, by and among Fidelity National Information Services, Inc. and Gary A. Norcross	8-K	001-16427	10.1	12/29/2009

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.30	Amendment No. 1 to Amended and Restated Employment Agreement, effective as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross	10-Q	001-16427	10.4	5/4/2012
10.31	Amendment to Employment Agreement, effective as of January 1, 2015, by and among Fidelity National Information Services, Inc., and Gary A. Norcross					*
10.32	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall	8-K		10.1	10/2/2009
10.33	Amendment to Employment Agreement, effective as of January 29, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall	10-K	001-16427	10.5	2/28/2014
10.34	Second Amendment to Employment Agreement, effective as of March 15, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall	10-K	001-16427	10.5	2/28/2014
10.35	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc., and Michael P. Oates	10-K	001-16427	10.43	2/28/2014
10.36	Amendment No. 1 to Employment Agreement, effective as of February 8, 2012, by and among Fidelity National Information Services, Inc., and Michael P. Oates	10-K	001-16427	10.4	2/28/2014
10.37	Amendment No. 2 to Employment Agreement, effective as of January 29, 2013, by and among Fidelity National Information Services, Inc., and Michael P. Oates	10-K	001-16427	10.8	2/26/2013
10.38	Employment Agreement, effective as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana	10-K	001-16427	10.8	2/26/2013
10.39	Employment Agreement, effective as of May 1, 2013, by and between Fidelity National Information Services, Inc. and Peter Smith	10-K	001-16427	10.5	2/28/2014
10.40	Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in October 2010	10-K	001-16427	10.7	2/25/2011

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.41	Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in April, June, September and October 2010	10-K	001-16427	10.7	2/25/2011
10.42	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012	10-K	001-16427	10.5	2/28/2014
10.43	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012	10-K	001-16427	10.5	2/28/2014
10.44	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., pursuant to the Amended and Restated 2008 Omnibus Incentive Plan for grants made in November 2012	10-K	001-16427	10.6	2/28/2014
10.45	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October and December 2013	10-K	001-16427	10.6	2/28/2014
10.46	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October and December 2013	10-K	001-16427	10.57	2/28/2014
10.47	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October 2013	10-K	001-16427	10.6	2/28/2014
10.48	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 29, 2013	DEF 14A	001-16427	Annex A	4/19/2013
10.49	Capco New Revenue Incentive Program for Executive Officers	10-K	001-16427	10.8	2/24/2012
10.50	Form of 2011 Award Agreement for Capco New Revenue Incentive Program for Executive Officers	10-K	001-16427	10.8	2/24/2012
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
31.1
Certification of Gary A. .Norcross, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
31.2
Certification of James W. Woodall Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
32.1
Certification of Gary A. Norcross, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
32.2
Certification of James W. Woodall, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
101.INS+	XBRL Instance Document					*
101.SCH+	XBRL Taxonomy Extension Schema Document					*
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed or furnished herewith
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 27, 2015	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2015	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 27, 2015	By:	/s/ PETER J.S. SMITH
Peter J.S. Smith
Corporate Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 27, 2015	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
Executive Chairman of the Board
Director

Date:	February 27, 2015	By:	/s/ WILLIAM P. FOLEY, II
William P. Foley, II
Vice Chairman of the Board

Date:	February 27, 2015	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President, Chief Executive Officer and Director

Date:	February 27, 2015	By:	/s/ ELLEN R. ALEMANY
Ellen R. Alemany
Director

Date:	February 27, 2015	By:	/s/ THOMAS M. HAGERTY
Thomas M. Hagerty
Director

Date:	February 27, 2015	By:	/s/ KEITH W. HUGHES
Keith W. Hughes
Director

Date:	February 27, 2015	By:	/s/ DAVID K. HUNT
David K. Hunt
Director

Date:	February 27, 2015	By:	/s/ STEPHAN A. JAMES
Stephan A. James
Director

Date:	February 27, 2015	By:	/s/ RICHARD N. MASSEY
Richard N. Massey
Director

Date:	February 27, 2015	By:	/s/ LESLIE M. MUMA
Leslie M. Muma
Director

Date:	February 27, 2015	By:	/s/ JAMES B. STALLINGS, JR.
James B. Stallings, Jr.
Director