Form 10-Q
period 2015-06-30
Fidelity National Information Services, Inc.
filed 2015-08-06
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of July 31, 2015, 281,582,501 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2015
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	2
B. Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2015 and 2014	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2015 and 2014	4
D. Condensed Consolidated Statement of Equity for the six months ended June 30, 2015	5
E. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risks	26
Item 4. Controls and Procedures	28
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$446.4	$492.8
Settlement deposits	239.2	393.9
Trade receivables, net of allowance for doubtful accounts of $17.8 and $15.6 as of June 30, 2015 and December 31, 2014, respectively	1,127.3	1,126.4
Settlement receivables	330.3	153.7
Other receivables	30.3	31.5
Due from Brazilian venture partner	34.9	33.6
Prepaid expenses and other current assets	204.0	167.0
Deferred income taxes	70.2	67.4
Assets held for sale	—	6.8
Total current assets	2,482.6	2,473.1
Property and equipment, net	495.0	483.3
Goodwill	8,751.8	8,877.6
Intangible assets, net	1,123.3	1,268.0
Computer software, net	905.6	893.4
Deferred contract costs, net	232.3	213.2
Other noncurrent assets	312.9	311.9
Total assets	$14,303.5	$14,520.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$794.6	$730.3
Settlement payables	539.3	558.4
Deferred revenues	318.9	279.4
Current portion of long-term debt	13.5	13.1
Due to Brazilian venture partner	11.0	13.3
Liabilities held for sale	—	4.4
Total current liabilities	1,677.3	1,598.9
Long-term debt, excluding current portion	5,029.8	5,054.6
Deferred income taxes	837.7	874.4
Due to Brazilian venture partner	26.3	29.6
Deferred revenues	28.1	26.1
Other long-term liabilities	173.0	245.4
Total liabilities	7,772.2	7,829.0
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 600 shares authorized, 387.9 and 387.6 shares issued as of June 30, 2015 and December 31, 2014, respectively	3.9	3.9
Additional paid in capital	7,386.0	7,336.8
Retained earnings	2,950.9	2,746.8
Accumulated other comprehensive earnings (loss)	(198.1)	(107.2)
Treasury stock, $0.01 par value, 106.3 and 102.7 shares as of June 30, 2015 and December 31, 2014, respectively, at cost	(3,702.2)	(3,423.6)
Total FIS stockholders’ equity	6,440.5	6,556.7
Noncontrolling interest	90.8	134.8
Total equity	6,531.3	6,691.5
Total liabilities and equity	$14,303.5	$14,520.5
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Processing and services revenues (for related party activity, see note 2)	$1,586.8	$1,599.1	$3,141.6	$3,119.4
Cost of revenues	1,069.0	1,092.5	2,139.3	2,136.9
Gross profit	517.8	506.6	1,002.3	982.5
Selling, general, and administrative expenses	230.8	196.9	500.2	386.7
Operating income	287.0	309.7	502.1	595.8
Other income (expense):
Interest expense, net	(35.8)	(41.9)	(73.2)	(83.0)
Other income (expense), net	152.1	(1.2)	150.7	(1.7)
Total other income (expense), net	116.3	(43.1)	77.5	(84.7)
Earnings from continuing operations before income taxes	403.3	266.6	579.6	511.1
Provision for income taxes	156.4	80.4	214.2	161.6
Earnings from continuing operations, net of tax	246.9	186.2	365.4	349.5
Earnings (loss) from discontinued operations, net of tax	(2.2)	(0.9)	(5.3)	(3.1)
Net earnings	244.7	185.3	360.1	346.4
Net (earnings) loss attributable to noncontrolling interest	(4.5)	(6.5)	(9.0)	(13.1)
Net earnings attributable to FIS common stockholders	$240.2	$178.8	$351.1	$333.3
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.86	$0.63	$1.26	$1.17
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.01)
Net earnings per share — basic attributable to FIS common stockholders *	$0.85	$0.63	$1.25	$1.16
Weighted average shares outstanding — basic	281.0	285.5	282.0	286.7
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.85	$0.62	$1.25	$1.16
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.84	$0.62	$1.23	$1.15
Weighted average shares outstanding — diluted	284.4	289.2	285.6	290.5
Cash dividends paid per share	$0.26	$0.24	$0.52	$0.48
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$242.4	$179.7	$356.4	$336.4
Earnings (loss) from discontinued operations, net of tax	(2.2)	(0.9)	(5.3)	(3.1)
Net earnings attributable to FIS common stockholders	$240.2	$178.8	$351.1	$333.3
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Net earnings		$244.7		$185.3		$360.1		$346.4
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(0.3)		$(2.1)		$(2.2)		$(3.0)
Reclassification adjustment for (gains) losses included in net earnings	1.0		1.9		2.0		3.5
Unrealized gain (loss) on investments and derivatives, net	0.7		(0.2)		(0.2)		0.5
Foreign currency translation adjustments	34.8		14.8		(104.2)		33.0
Other comprehensive earnings (loss), before tax:	35.5		14.6		(104.4)		33.5
Provision for income tax expense (benefit) related to items of other comprehensive earnings	2.8		0.9		1.2		1.1
Other comprehensive earnings (loss), net of tax	$32.7	32.7	$13.7	13.7	$(105.6)	(105.6)	$32.4	32.4
Comprehensive (loss) earnings:		277.4		199.0		254.5		378.8
Net (earnings) loss attributable to noncontrolling interest		(4.5)		(6.5)		(9.0)		(13.1)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(3.0)		(4.0)		14.7		(9.6)
Comprehensive (loss) earnings attributable to FIS common stockholders		$269.9		$188.5		$260.2		$356.1

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Six months ended June 30, 2015
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2014	387.6	(102.7)	$3.9	$7,336.8	$2,746.8	$(107.2)	$(3,423.6)	$134.8	$6,691.5
Issuance of restricted stock	0.3	—	—	—	—	—	—	—	—
Exercise of stock options	—	1.0	—	—	—	—	27.6	—	27.6
Treasury shares held for taxes due upon exercise of stock options	—	(0.1)	—	—	—	—	(6.9)	—	(6.9)
Excess income tax benefit from exercise of stock options	—	—	—	12.3	—	—	—	—	12.3
Stock-based compensation	—	—	—	35.4	—	—	—	—	35.4
Cash dividends paid ($0.26 per share per quarter) and other distributions	—	—	—	—	(147.0)	—	—	(25.3)	(172.3)
Purchases of treasury stock	—	(4.5)	—	—	—	—	(300.4)	—	(300.4)
Other	—	—	—	1.5	—	—	1.1	(13.0)	(10.4)
Net earnings	—	—	—	—	351.1	—	—	9.0	360.1
Other comprehensive loss, net of tax	—	—	—	—	—	(90.9)	—	(14.7)	(105.6)
Balances, June 30, 2015	387.9	(106.3)	$3.9	$7,386.0	$2,950.9	$(198.1)	$(3,702.2)	$90.8	$6,531.3
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$360.1	$346.4
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	307.9	309.1
Amortization of debt issue costs	4.4	6.7
Gain on sale of assets	(150.4)	—
Stock-based compensation	35.8	26.6
Deferred income taxes	(37.5)	(19.0)
Excess income tax benefit from exercise of stock options	(12.3)	(10.1)
Other operating activities	1.6	(1.9)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(26.0)	(22.4)
Settlement activity	(29.5)	15.8
Prepaid expenses and other assets	(33.7)	(35.7)
Deferred contract costs	(55.4)	(40.4)
Deferred revenue	39.7	30.9
Accounts payable, accrued liabilities, and other liabilities	37.8	(126.9)
Net cash provided by operating activities	442.5	479.1

Cash flows from investing activities:
Additions to property and equipment	(80.7)	(77.3)
Additions to computer software	(137.9)	(109.3)
Proceeds from sale of assets	240.7	—
Acquisitions, net of cash acquired, and equity investments	—	(29.0)
Other investing activities, net	1.0	9.3
Net cash provided by (used in) investing activities	23.1	(206.3)

Cash flows from financing activities:
Borrowings	3,493.0	4,430.1
Repayment of borrowings	(3,519.8)	(3,976.6)
Debt issuance costs	—	(6.6)
Excess income tax benefit from exercise of stock options	12.3	10.1
Proceeds from exercise of stock options	27.0	15.5
Treasury stock activity	(307.3)	(355.6)
Dividends paid	(146.5)	(137.9)
Distribution to Brazilian Venture partner	(23.6)	—
Other financing activities, net	(18.9)	(18.3)
Net cash used in financing activities	(483.8)	(39.3)
Effect of foreign currency exchange rate changes on cash	(28.2)	12.7
Net (decrease) increase in cash and cash equivalents	(46.4)	246.2
Cash and cash equivalents, beginning of period	492.8	547.5
Cash and cash equivalents, end of period	$446.4	$793.7

Supplemental cash flow information:
Cash paid for interest	$50.4	$79.6
Cash paid for income taxes	$160.8	$168.5
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

In March 2015, FIS finalized a reorganization and is streamlining its global operations in response to market conditions and to meet the demand of specific client needs in a more efficient way. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance has changed. Therefore, beginning in the first quarter of 2015, the Company reports its financial performance based on our new segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 10).

(2) Related Party Transactions

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco"), in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of June 30, 2015 was $117.9 million. During the three months ended June 30, 2015, the board of directors for the Brazilian Venture declared a one-time dividend, resulting in a payment of $23.6 million to Banco Bradesco and thereby reducing the value of the noncontrolling interest as of June 30, 2015 to $90.3 million.

The Company recorded Brazilian Venture revenues of $61.0 million and $71.8 million during the three months and $124.5 million and $138.3 million during the six months ended June 30, 2015 and 2014, respectively, from Banco Bradesco relating to these services. Banco Bradesco Brazilian Venture revenues included $23.1 million and $36.5 million of unfavorable currency impact during the three and six months ended June 30, 2015, respectively, resulting from a stronger U.S. Dollar in 2015 as compared to 2014.

(3) Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2015 and 2014 are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and six months ended June 30, 2015 and 2014 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Earnings from continuing operations attributable to FIS, net of tax	$242.4	$179.7	$356.4	$336.4
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(2.2)	(0.9)	(5.3)	(3.1)
Net earnings attributable to FIS common stockholders	$240.2	$178.8	$351.1	$333.3
Weighted average shares outstanding — basic	281.0	285.5	282.0	286.7
Plus: Common stock equivalent shares	3.4	3.7	3.6	3.8
Weighted average shares outstanding — diluted	284.4	289.2	285.6	290.5
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.86	$0.63	$1.26	$1.17
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.01)
Net earnings per share — basic attributable to FIS common stockholders *	$0.85	$0.63	$1.25	$1.16
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.85	$0.62	$1.25	$1.16
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.84	$0.62	$1.23	$1.15

* Amounts may not sum due to rounding.
Options to purchase approximately 4.5 million and 4.1 million shares of our common stock for the three months and 4.5 million and 4.1 million shares for the six months ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations and Other Dispositions

During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in a pre-tax gain of $140.4 million, which is included in Other income (expense), net. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the gain and related prior period earnings remain reported within earnings from continuing operations.

Certain other operations are reported as discontinued in the Condensed Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2015 and 2014:

China eCas Business Line

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. This line of business had nominal revenues and losses before taxes of $1.7 million and $0.6 million for the three months and $3.6 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively. We signed a contract in January 2015 to sell this business, subject to regulatory approval and certain contractual conditions. This transaction closed during the second quarter of 2015.

 Brazil Item Processing and Remittance Services Operations

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. There were no revenues for the 2015 and 2014 periods. Participacoes had charges of $0.5 million and $0.7 million for the three months and $2.5 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. The shut-down activities involved the transfer and termination of approximately 2,600 employees, which was completed in 2011. Former employees generally had up to two years from the date of terminations, extended through April 2013, to file labor claims and a number of them did in fact file labor claims. As of June 30, 2015, there were approximately 740 active claims remaining. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $12.2 million in court ordered deposits, is $13.7 million as of June 30, 2015. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

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

To date, the Brazilian tax authorities filed four claims against Servicos asserting potential tax liabilities of approximately $6.4 million. There are potentially 29 additional claims against Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $55.0 million making the total potential exposure for all 33 claims approximately $61.4 million. While a liability for these 33 total claims is possible, we do not believe it is probable or reasonably estimable and, therefore, have not recorded a liability for any of these claims.

(5) Changes in Accumulated Other Comprehensive Earnings (Losses)

The following table shows accumulated other comprehensive earnings ("AOCE") by component, net of tax, for the six months ended June 30, 2015 (in millions):

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other	Total
Balances, December 31, 2014	$(0.7)	$(95.2)	$(11.3)	$(107.2)
Other comprehensive gain/(loss) before reclassifications	(1.7)	(90.8)	0.3	(92.2)
Amounts reclassified from AOCE	1.3	—	—	1.3
Net current period AOCE attributable to FIS	(0.4)	(90.8)	0.3	(90.9)
Balances, June 30, 2015	$(1.1)	$(186.0)	$(11.0)	$(198.1)

The amount reclassified from AOCE for interest rate swap contracts includes $2.0 million recorded as interest expense, reduced by a related $0.7 million provision for income taxes.

The table below summarizes our provision for income tax expense (benefit) related to items of other comprehensive earnings (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Unrealized gain (loss) on investments and derivatives	$—	$(0.1)	$(0.3)	$0.2
Foreign currency translation adjustments	2.6	1.0	1.3	0.9
Other components of other comprehensive earnings (loss)	0.2	—	0.2	—
Provision for income tax expense (benefit) related to items of other comprehensive earnings	$2.8	$0.9	$1.2	$1.1

(6) Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015			December 31, 2014
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,236.5	$741.5	$495.0	$1,204.4	$721.1	$483.3
Intangible assets	$2,820.0	$1,696.7	$1,123.3	$2,884.5	$1,616.5	$1,268.0
Computer software	$1,580.5	$674.9	$905.6	$1,592.6	$699.2	$893.4

The Company entered into capital lease obligations of $0.7 million and $0.5 million during the three months and $1.8 million and $0.9 million during the six months ended June 30, 2015 and 2014, respectively. The assets are included in property and equipment and computer software and the remaining capital lease obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2015. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Settlement Activity

We manage certain integrated electronic payment services and programs and wealth management processes for our clients, and those services require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities and, as of June 30, 2015 and December 31, 2014, included $125.0 million and $139.3 million, respectively, of investments with original maturities of greater than 90 days. These investments are Level 1 and Level 2 type securities in the fair-value hierarchy. Settlement receivables represent amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties, and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the Condensed Consolidated Balance Sheets (Unaudited) and operating cash flows on the Condensed Consolidated Statements of Cash Flows (Unaudited).

(7) Long-Term Debt
Long-term debt as of June 30, 2015 and December 31, 2014, consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2015	December 31, 2014
Term Loans A-4, quarterly principal amortization (1)	$1,300.0	$1,300.0
Senior Notes due 2017, interest payable semi-annually at 1.450%	300.0	300.0
Senior Notes due 2018, interest payable semi-annually at 2.000%	250.0	250.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	700.0
Senior Notes due 2023, interest payable semi-annually at 3.500%	1,000.0	1,000.0
Senior Notes due 2024, interest payable semi-annually at 3.875%	700.0	700.0
Revolving Loan (2)	775.0	795.0
Other	18.3	22.7
	5,043.3	5,067.7
Current portion	(13.5)	(13.1)
Long-term debt, excluding current portion	$5,029.8	$5,054.6
__________________________________________

(1)
Interest on the Term Loans A-4 is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of June 30, 2015, the weighted average interest rate on the Term Loans A-4 was 1.43%.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of June 30, 2015, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.25%.

FIS is a party to a syndicated credit agreement (the "FIS Credit Agreement"), which as of June 30, 2015, provided total committed capital of $4,300.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $3,000.0 million maturing on December 18, 2019 (the "Revolving Loan"); and (2) term loans of $1,300.0 million maturing on March 30, 2017 (the "Term Loans A-4"). As of June 30, 2015, the outstanding principal balance of the Revolving Loan was $775.0 million, with $2,224.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

In June 2014, FIS issued $1,000.0 million of new senior notes, including $300.0 million of Senior Notes due in 2017 that bear interest at 1.450% and $700.0 million of Senior Notes due in 2024 that bear interest at 3.875%. The proceeds were used to pay down a portion of the Term Loans A-4 and other senior notes that bore higher rates of interest.

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority and are unsecured. On December 18, 2014, FIS completed an amendment to the FIS Credit Agreement that, among other provisions, eliminated all existing guarantees from FIS' subsidiaries. As a result, all guarantees by FIS subsidiaries of FIS' outstanding indentures governing the Senior Notes have also automatically terminated. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the senior notes' indentures as of June 30, 2015 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date:

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Voluntary prepayment of the Term Loans A-4 is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon the occurrence of certain events.

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

Debt issuance costs of $37.3 million, net of accumulated amortization, remain capitalized as of June 30, 2015, related to all of the above outstanding debt.

The fair value of the Company’s long-term debt is estimated to be approximately $3.3 million higher than the carrying value as of June 30, 2015. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to June 30, 2015, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of June 30, 2015, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
July 1, 2012	July 1, 2015	$300.0	1 Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$700.0
___________________________________

(1)	0.19% in effect as of June 30, 2015.

(2)	Does not include the applicable margin and facility fees paid to lenders on term loans and revolving loans as described above.

We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2015, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

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

   CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

On January 5, 2012, CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc. (collectively, the "Plaintiffs") filed a patent infringement action against the Company and its subsidiary, Metavante Corporation (collectively the "Defendants") in the U.S. District Court for the Middle District of Florida, Jacksonville Division. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity.  On June 24, 2013, Defendants filed for covered business method ("CBM") post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  On December 23, 2013, the USPTO instituted Defendants' CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. On January 17, 2014, the Court granted Defendants' Motion to Stay the litigation pending the outcome of the CBM review proceedings, and the lawsuit in Florida continues to be stayed. On December 22, 2014, the Patent Trial and Appeal Board ("PTAB") issued final written decisions on Defendants' CBM Petition holding that all claims of the Plaintiffs' four patents are unpatentable.  Plaintiffs have appealed the PTAB’s final written decisions to the U.S. Court of Appeals for the Federal Circuit with regard to two of the four invalidated patents. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

On May 28, 2013, DataTreasury Corporation (the “Plaintiff”) filed a patent infringement lawsuit against the Company and multiple banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for CBM post-grant reviews of the validity of the Plaintiff's asserted patents at the USPTO.  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. On April 29, 2015, the PTAB issued final written decisions on the Company’s two CBM petitions holding that all claims of the Plaintiff’s two patents are unpatentable. Plaintiff's request for rehearing of these decisions has been denied by PTAB, and they now have until on or about October 1, 2015 to appeal these decisions. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9) Share Repurchase Program

On January 29, 2014 our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,224.1 million of plan capacity remained available for repurchase as of June 30, 2015. The table below summarizes quarterly share repurchase activity for 2015 and 2014 under all plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Three months ended	shares purchased	paid per share	plans or programs
June 30, 2015	2.3	$64.36	$150.0
March 31, 2015	2.2	$67.94	$150.4
September 30, 2014	2.7	$56.26	$150.0
June 30, 2014	2.8	$54.24	$150.5
March 31, 2014	3.2	$54.31	$175.0

(10) Segment Information

In March 2015, we finalized a reorganization and are streamlining our global operations in response to market conditions and to meet the demand of specific client needs in a more efficient way. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance has changed. Therefore, beginning in the first quarter of 2015, the Company reports its financial performance based on the three reportable segments described below.
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended June 30, 2015 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$968.9	$618.9	$(1.0)	$1,586.8
Operating expenses	647.9	537.5	114.4	1,299.8
Operating income	$321.0	$81.4	$(115.4)	287.0
Other income (expense) unallocated				116.3
Income from continuing operations before income taxes				$403.3
Depreciation and amortization	$56.9	$41.1	$56.5	$154.5
Capital expenditures (1)	$62.2	$53.4	$2.5	$118.1
Total assets (2)	$8,883.2	$4,190.3	$1,229.1	$14,302.6
Goodwill	$6,687.8	$2,064.0	$—	$8,751.8

(1)	Capital expenditures for the three months ended June 30, 2015 include $0.7 million of capital leases.

(2)	Total assets as of June 30, 2015 exclude $0.9 million related to discontinued operations.

As of and for the three months ended June 30, 2014 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$968.7	$630.6	$(0.2)	$1,599.1
Operating expenses	642.8	544.6	102.0	1,289.4
Operating income	$325.9	$86.0	$(102.2)	309.7
Other income (expense) unallocated				(43.1)
Income from continuing operations before income taxes				$266.6
Depreciation and amortization	$53.6	$40.1	$62.8	$156.5
Capital expenditures (1)	$54.5	$40.3	$2.4	$97.2
Total assets (2)	$9,048.0	$4,083.4	$1,307.5	$14,438.9
Goodwill	$6,729.9	$1,787.8	$—	$8,517.7

(1)	Capital expenditures for the three months ended June 30, 2014 include $0.5 million of capital leases.

(2)	Total assets as of June 30, 2014 exclude $2.0 million related to discontinued operations.

For the six months ended June 30, 2015 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,937.8	$1,205.8	$(2.0)	$3,141.6
Operating expenses	1,290.4	1,077.4	271.7	2,639.5
Operating income	$647.4	$128.4	$(273.7)	502.1
Other income (expense) unallocated				77.5
Income from continuing operations before income taxes				$579.6
Depreciation and amortization	$109.3	$84.3	$114.3	$307.9
Capital expenditures (1)	$119.3	$97.8	$3.3	$220.4

(1)	Capital expenditures for the six months ended June 30, 2015 include $1.8 million of capital leases.

For the six months ended June 30, 2014 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,905.9	$1,214.1	$(0.6)	$3,119.4
Operating expenses	1,260.0	1,061.1	202.5	2,523.6
Operating income	$645.9	$153.0	$(203.1)	595.8
Other income (expense) unallocated				(84.7)
Income from continuing operations before income taxes				$511.1
Depreciation and amortization	$105.2	$78.3	$125.6	$309.1
Capital expenditures (1)	$104.4	$78.8	$4.3	$187.5

(1)	Capital expenditures for the six months ended June 30, 2014 include $0.9 million of capital leases.

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

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest financial institutions around the globe with banking and payments solutions, consulting and transformation services. GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries around the world. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house”, using consulting and third party service providers as well as fully outsourced end-to-end solutions. We have long established relationships with many of these financial institutions that generate significant recurring revenue and reoccurring service revenue. This segment also includes the Company's consolidated Brazilian Venture (Note 2).

In connection with the reorganization and streamlining of operations in GFS, we recorded $44.6 million in severance costs in the first quarter of 2015. Severance payments will be made throughout 2015, with the majority in the latter half of the year.

Clients in Brazil, the United Kingdom, France and Germany accounted for the majority of the revenues from clients based outside of North America for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $372.8 million and $381.3 million as of June 30, 2015 and 2014, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

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

 Overview

FIS is a global leader in banking and payments technology as well as consulting and outsourcing solutions. With a long history deeply rooted in the financial services sector, FIS serves more than 14,000 institutions in over 130 countries. Headquartered in Jacksonville, Florida, FIS employs approximately 42,000 people worldwide and holds leadership positions in payment processing and banking solutions, providing software, services and outsourcing of the technology that drives financial institutions. We have grown organically as well as through acquisitions, which have contributed applications and service expansion capabilities that complement or enhance our existing offerings and diversify our revenues by market, geography and type of service. Through our Capco brand, we deliver globally a wide range of information technology consulting and transformational services to financial institutions. FIS is a member of the Fortune 500 U.S. and of Standard and Poor's (S&P) 500® Index.

In March 2015, we finalized a reorganization and are streamlining our global operations in response to market conditions and to meet the demand of specific client needs more efficiently. As a result of these changes, the Company now reports its financial performance based on three reportable segments: Integrated Financial Solutions, Global Financial Solutions and Corporate and Other. A description of these segments is included in Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees. The majority of our revenue has historically been recurring, provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A significant portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of deposit accounts and card transactions, among other variable measures, associated with consumer and commercial activity. Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients.

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

Consulting services revenue grew at an increased pace in 2014, and we believe this trend will continue throughout 2015. The current market pressures in the financial services industry are driving demand for our consulting and professional services as many financial institutions seek to transform their businesses to significantly reduce their cost base, innovate, and comply with increasing regulatory oversight with regard to information technology and related processes impacting financial institutions. Capco provides strategic consulting service capabilities to respond to these market needs and has established itself as a leading global consultancy focused on transformation strategy and execution.
In 2014, we targeted a market opportunity in large global financial institutions where we coupled our strategic consulting and transformation services with outsourced technology, services and solutions to help these institutions achieve their business goals. We believe these institutions have an increased willingness to outsource solutions and services to adeptly comply with evolving regulatory change, respond to rapidly-changing consumer preferences and competitive pressures, and drive cost reductions and transformation. These trends were central to our segment reorganization referenced above. We have reorganized management and service delivery by aligning certain solutions and sales delivery teams to their market segment to further focus on this market opportunity. We believe that global financial institutions are a higher-growth market where we generate lower margins due to the high mix of professional services, including consulting, information technology integration and business process outsourcing. In making these organizational adjustments, we believe we are positioned to expand margins over time in this segment as we continue to (1) gain scale, leveraging our extensive, existing intellectual property; (2) develop and enhance targeted solutions; and (3) rationalize our operations.
The alignment of resources in our Global Financial Solutions segment resulted in a restructuring charge of $44.6 million in the first quarter of 2015. The alignment activities, which continued through the second quarter, relate primarily to Europe, and are a combination of optimizing on-shore and off-shore resources as well as the removal of overlapping management resources.
Consumer preference continues to shift from traditional branch banking services to faster, on-demand banking solutions and our clients seek to provide a single, integrated banking experience through their branch, mobile, internet and voice-banking channels. We are focused on enabling our clients to deliver this experience to their customers through our integrated solutions and services. We continue to innovate and invest in these integrated solutions and services to assist clients as they address this market demand.
We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. We believe mobile payments will grow and partially replace existing payment tender volumes over time as consumers and merchants embrace the convenience, incremental services and benefits. Mobile payment volume is growing significantly but does not yet represent a meaningful amount of the payments market. Additionally, new formidable non-traditional payments competitors, such as Apple, PayPal, and large merchants, are investing in and innovating mobile payment technologies to address the emerging market opportunity, and it is unclear the extent to which particular technologies or services will succeed. We believe the growth of mobile payments continues to present both an opportunity and a risk to us as the market develops. Although we cannot predict which mobile payment technologies or solutions will be successful, we cautiously believe our client relationships, payments infrastructure and experience, adapted solutions and emerging solutions are well positioned to maintain or grow our clients' existing payment volumes, which is our focus.
High profile North American merchant payment card information security breaches have pushed the payment card industry towards EMV integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We have invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can guide our clients through this anticipated technology transition and grow our card driven businesses. We believe the trend to migrate to EMV cards will continue to accelerate in 2015 and we continue to invest to address market demand.

The use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses, and we expect this trend to continue. In 2014 and in the first half of 2015, we observed a modest slowdown in our check volume decline and to date have been able to successfully mitigate the majority of the impacts of this decline through cost and fraud efficiency actions and new market solutions, which remain our continued focus.
We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity, which we believe as a whole is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations of financial institutions occur, merger partners often operate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company. Through the first half of 2015, we have experienced lower consolidation activity and resulting termination fees compared to the comparable periods in the prior two years.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions on a constant currency basis during the three and six months ended June 30, 2015, including Europe and Asia. We expect this trend to continue as the result of continued growth in our consulting and professional services, new, large-scale outsourcing clients and the opportunities we see for similar arrangements.  Demand for our solutions will also be driven in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In the first half of 2015, we have experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening U.S. dollar. For the remainder of 2015, we expect unfavorable foreign currency impact compared to the comparable prior year periods to continue, but we cannot estimate with reasonable certainty the magnitude of this adverse currency impact trend.

Globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public information. Despite our significant investments in protection and detection technology and personnel, FIS is not immune to such attacks. These circumstances present both a threat and an opportunity for FIS. As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and personal consumer data. We also operate payment, cash access and prepaid card systems. FIS, like any large financial technology service provider, is subject to attempted cyber-attacks on a regular basis.

FIS remains focused on making strategic investments in information security to protect our clients and our information systems. This includes both capital expenditures and operating expense on hardware, software, personnel and consulting services. We also participate in industry and governmental initiatives to improve information security for our clients. Through the expertise we have gained with this ongoing focus and involvement, we have developed fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Transactions with Related Parties

See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-month and six-month periods ended June 30, 2015 and 2014

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Processing and services revenues	$1,586.8	$1,599.1	$3,141.6	$3,119.4
Cost of revenues	1,069.0	1,092.5	2,139.3	2,136.9
Gross profit	517.8	506.6	1,002.3	982.5
Selling, general, and administrative expenses	230.8	196.9	500.2	386.7
Operating income	287.0	309.7	502.1	595.8
Other income (expense):
Interest expense, net	(35.8)	(41.9)	(73.2)	(83.0)
Other income (expense), net	152.1	(1.2)	150.7	(1.7)
Total other income (expense), net	116.3	(43.1)	77.5	(84.7)
Earnings from continuing operations before income taxes	403.3	266.6	579.6	511.1
Provision for income taxes	156.4	80.4	214.2	161.6
Earnings from continuing operations, net of tax	246.9	186.2	365.4	349.5
Earnings (loss) from discontinued operations, net of tax	(2.2)	(0.9)	(5.3)	(3.1)
Net earnings	244.7	185.3	360.1	346.4
Net (earnings) loss attributable to noncontrolling interest	(4.5)	(6.5)	(9.0)	(13.1)
Net earnings attributable to FIS	$240.2	$178.8	$351.1	$333.3
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.86	$0.63	$1.26	$1.17
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.01)
Net earnings per share — basic attributable to FIS common stockholders	$0.85	$0.63	$1.25	$1.16
Weighted average shares outstanding — basic	281.0	285.5	282.0	286.7
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.85	$0.62	$1.25	$1.16
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders	$0.84	$0.62	$1.23	$1.15
Weighted average shares outstanding — diluted	284.4	289.2	285.6	290.5
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$242.4	$179.7	$356.4	$336.4
Earnings (loss) from discontinued operations, net of tax	(2.2)	(0.9)	(5.3)	(3.1)
Net earnings attributable to FIS	$240.2	$178.8	$351.1	$333.3

 Processing and Services Revenues

Processing and services revenues totaled $1,586.8 million and $1,599.1 million during the three-month periods and $3,141.6 million and $3,119.4 million during the six-month periods ended June 30, 2015 and 2014, respectively. Processing and services revenues for the three-month and six-month periods ended June 30, 2015 included approximately $63.0 million and $109.0 million, respectively of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus each of the Real, Euro, British Pound Sterling and Indian Rupee. Excluding the unfavorable foreign currency impact, revenue increases for the three and six months ended June 30, 2015 as compared to 2014 were primarily attributable to incremental revenues from the acquisitions of Clear2Pay and Reliance, as well as increased demand for professional and consulting services and transaction processing volumes, all of which was partially offset by a reduction in termination fees of approximately $16.3 million and $43.9 million during the three and six months ended June 30, 2015, respectively.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,069.0 million and $1,092.5 million during the three-month periods and $2,139.3 million and $2,136.9 million during the six-month periods ended June 30, 2015 and 2014, respectively, resulting in gross profit of $517.8 million and $506.6 million during the three-month periods and $1,002.3 million and $982.5 million during the six-month periods, respectively. Gross profit as a percentage of revenues was 32.6% and 31.7% during the three-month periods and 31.9% and 31.5% during the six-month periods ended June 30, 2015 and 2014, respectively. The changes in gross profit during the 2015 periods as compared to 2014 primarily resulted from the revenue variances noted above. The increases in gross profit percentage during the three-month and six-month periods ended June 30, 2015 as compared to 2014 periods were attributable to lower acquired intangible amortization expense during 2015 and higher margins in our GFS segment resulting from expense management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $230.8 million and $196.9 million during the three-month periods and $500.2 million and $386.7 million during the six-month periods ended June 30, 2015 and 2014, respectively. The year-over-year increase for the three-month and six-month periods ended June 30, 2015 as compared to 2014 primarily resulted from transaction and other costs, including integration activities relating to acquisitions of $11.4 million and $23.6 million for the three month and six-month periods ended June 30, 2015, respectively, and other incremental expenses of acquired companies. The six-month period ended June 30, 2015 also included severance costs of $44.6 million incurred in conjunction with the reorganization and streamlining of operations in our GFS segment.

Operating Income

Operating income totaled $287.0 million and $309.7 million during the three-month periods and $502.1 million and $595.8 million during the six-month periods ended June 30, 2015 and 2014, respectively. Operating income as a percentage of revenue (“operating margin”) was 18.1% and 19.4% during the three-month periods and 16.0% and 19.1% during the six-month periods ended June 30, 2015 and 2014, respectively. The changes in operating income for the three and six month periods of 2015 as compared to 2014 resulted from the variances addressed above. The changes in operating margin for the three and six month periods of 2015 as compared to 2014 resulted largely from the lower termination fees year-over-year, which have virtually no costs associated with them, as well as the other variances addressed above.

Total Other Income (Expense), Net

Total other income (expense), net was $116.3 million and $(43.1) million during the three-month periods and $77.5 million and $(84.7) million during the six-month periods ended June 30, 2015 and 2014, respectively. During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in proceeds of $237.5 million and a pre-tax gain of $140.4 million, which is included in Other income (expense), net. Interest expense is also a large component of total other income (expense), net. Interest expense decreased $6.1 million and $9.8 million during the three-month and six-month periods ended June 30, 2015 as compared to 2014 primarily due to lower borrowing rates as the result of the debt refinancing activity undertaken during 2014.

Provision for Income Taxes

Income tax expense from continuing operations totaled $156.4 million and $80.4 million during the three-month periods and $214.2 million and $161.6 million during the six-month periods ended June 30, 2015 and 2014, resulting in effective tax rates from continuing operations of 39% and 30% for the three-month periods and 37% and 32% for the six-month periods ended June 30, 2015 and 2014, respectively. The effective tax rate increases for the 2015 periods are attributable to a $90.1 million write-off of goodwill with no tax basis in connection with the sale of our gaming industry check warranty business, as well as a discrete item that resulted in a lower tax rate for the three month period ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

China eCas business line	$(1.9)	$(0.4)	$(3.6)	$(2.2)
Participacoes	(0.3)	(0.5)	(1.7)	(0.9)
Total discontinued operations	$(2.2)	$(0.9)	$(5.3)	$(3.1)

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $242.4 million and $179.7 million resulting in earnings per diluted share of $0.85 and $0.62 for the three-month periods and $356.4 million and $336.4 million resulting in earnings per diluted share of $1.25 and $1.16 for the six-month periods ended June 30, 2015 and 2014, respectively, reflecting the variances described above and the impacts of our share repurchase program.

Segment Results of Operations (Unaudited)
Integrated Financial Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Processing and services revenues	$968.9	$968.7	$1,937.8	$1,905.9
Operating income	$321.0	$325.9	$647.4	$645.9

Processing and services revenues for IFS totaled $968.9 million and $968.7 million during the three-months and $1,937.8 million and $1,905.9 million during the six-months ended June 30, 2015 and 2014, respectively. Revenues for IFS for the three months ended June 30, 2015 were flat compared to the 2014 period, in part due to lower termination fees, a contractual change in our loyalty business in late 2014 that resulted in net revenue reporting, and the loss of a major customer in the prior year period, offset by increases in transaction processing volumes and additional growth in new business. The overall segment increase of $31.9 million during the 2015 six-month period as compared to 2014 was primarily attributable to incremental revenues from our 2014 acquisition of Reliance (Note 11) and growth in card personalization volumes, partially offset by net reductions from termination fees, a change in vendor and resulting contractual responsibilities in our loyalty business and the impact of recent divestitures.
Operating income for IFS totaled $321.0 million and $325.9 million during the three-month periods and $647.4 million and $645.9 million during the six-month periods ended June 30, 2015 and 2014, respectively. Operating margin was 33.1% and 33.6% during the three-month periods and 33.4% and 33.9% during the six month periods ended June 30, 2015 and 2014, respectively. Operating income for IFS for the three and six month periods ended June 30, 2015 was flat compared to the 2014 periods. Operating margin during the three and six month periods ended June 30, 2015 compared to the 2014 periods declined primarily as a result of the reductions in termination fees of approximately $13.9 million and $41.5 million during the three and six months ended June 30, 2015, respectively.

Global Financial Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Processing and services revenues	$618.9	$630.6	$1,205.8	$1,214.1
Operating income	$81.4	$86.0	$128.4	$153.0

Processing and services revenues for GFS totaled $618.9 million and $630.6 million during the three-month periods and $1,205.8 million and $1,214.1 million during the six-months periods ended June 30, 2015 and 2014, respectively. The three and six month periods ended June 30, 2015 included approximately $63.0 million and $108.0 million, respectively of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus each of the Real, Euro, British Pound Sterling and Indian Rupee. Excluding the unfavorable foreign currency impact, revenues increases primarily were attributable to incremental revenues from the acquisition of Clear2Pay (Note 11), increased demand for consulting services and professional services, and our expanding presence in India, including core banking and payments and ATM management.

Operating income for GFS totaled $81.4 million and $86.0 million during the three-month periods and $128.4 million and $153.0 million during the six-month periods ended June 30, 2015 and 2014, respectively. Operating margin was 13.2% and 13.6% during the three-month periods and 10.6% and 12.6% during the six-month periods ended June 30, 2015 and 2014, respectively. The decreases in operating income and operating margin during the 2015 three-month and six-month periods as compared to the 2014 periods primarily resulted from the impact of unfavorable foreign currency exchange rates and the change in revenue mix reflecting proportional increases in lower margin professional and consulting services, partially offset by expense management.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $115.4 million and $102.2 million during the three-month periods and $273.7 million and $203.1 million during the six-month periods ended June 30, 2015 and 2014, respectively. The year-over-year increase for the three-month and six-month periods ended 2015 as compared to 2014 primarily resulted from transaction and other costs, including integration activities relating to acquisitions of $11.4 million and $23.6 million, respectively. The six-month period ended June 30, 2015 also included severance costs of $44.6 million incurred in conjunction with the reorganization and streamlining of operations in our GFS segment.

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
As of June 30, 2015, we had cash and cash equivalents of $446.4 million and debt of $5,043.3 million, including the current portion. Of the $446.4 million cash and cash equivalents, approximately $239.1 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends, which we have increased over recent years. On January 30, 2015, the Board of Directors approved an additional 8% increase to $0.26 per share per quarter beginning with the first quarter of 2015. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.26 per common share was paid on June 30, 2015 to shareholders of record as of the close of business on June 16, 2015.
Cash Flows from Operations
Cash flows from operations were $442.5 million and $479.1 million during the six-month periods ended June 30, 2015 and 2014, respectively. Cash flows from operations was $36.6 million lower in the 2015 period primarily due to lower net earnings after exclusion of the gain on sale of assets, which is an investing activity, partially offset by working capital changes.
Capital Expenditures and Other Investing Activities
The proceeds from sale of assets in the 2015 period is primarily for the sale of certain assets associated with our gaming industry check warranty business.
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested $218.6 million and $186.6 million in capital expenditures (excluding capital leases) during the six-month periods ended June 30, 2015 and 2014, respectively. We expect to invest approximately 5.0-6.0% of 2015 revenue in capital expenditures.
Financing

For information regarding the Company's long-term debt and financing activity, see Note 7 in the Notes to Condensed Consolidated Financial Statements (Unaudited). We spent $300.4 million in the first half of 2015 compared to $325.5 million in the comparable 2014 period for share repurchases, resulting in less use of cash. Coupled with higher share prices, this resulted in a 1.5 million reduction in shares repurchased in the 2015 period versus 2014.

Contractual Obligations

There were no material changes in our contractual obligations in the first half of 2015 in comparison to the table included in our Annual Report on Form 10-K as filed on February 27, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU
2014-09”). ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. The
ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other provisions include ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The effective date to the amendments was postponed to reporting periods beginning after December 15, 2017, with early adoption allowed for reporting periods beginning after December 15, 2016. Entities can transition to the standard either with retrospective application to the earlier years presented in their financial statements or with a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial position and results of operations as well as the transition method we expect to employ.

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
The senior notes as described in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations. The carrying value of the notes was $2,950.0 million as of June 30, 2015. The fair value of the senior notes was approximately $2,952.1 million as of June 30, 2015. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 to the Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $13.8 million (based on principal amounts outstanding as of June 30, 2015). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2015, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2015, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of June 30, 2014, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $1.8 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of June 30, 2015, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
July 1, 2012	July 1, 2015	$300.0	1 Month LIBOR (1)	0.58%	(2)
February 3, 2014	February 1, 2017	400.0	1 Month LIBOR (1)	0.89%	(2)
		$700.0
________________________

(1)	0.19% in effect as of June 30, 2015.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in note 7 to the Condensed Consolidated Financial Statements (Unaudited).
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three and six months ended June 30, 2015, our international operations generated approximately $323.1 million and $620.8 million, respectively in revenues denominated in currencies other than the U.S. Dollar . The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2015	2014	2015	2014
Real	$7.4	$10.1	$15.0	$19.5
Euro	8.1	7.4	15.7	14.7
Pound Sterling	8.9	7.4	15.4	14.0
Indian Rupee	2.5	1.7	4.9	3.2
Total increase (decrease)	$26.9	$26.6	$51.0	$51.4
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant. Our international operations' revenues and expenses are generally denominated in local currency, which limits the majority of our economic exposure to foreign exchange risk in those jurisdictions.
Revenues included approximately $63.0 million and $109.0 million, and earnings before taxes included $12.7 million and $19.3 million, of unfavorable foreign currency impact during the three and six months ended June 30, 2015, respectively, resulting from changes in the U.S. Dollar in 2015 as compared to 2014. For the remainder of 2015, we expect unfavorable foreign currency impact to continue compared to the prior year periods, but we cannot predict with any degree of certainty if this adverse currency impact trend will continue nor can we estimate the impact with any reasonable certainty.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. At present we have no such hedges outstanding, except as described below. We do not enter into foreign currency derivative instruments for trading purposes. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of June 30, 2015, the notional amount of these derivatives was $50.9 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended June 30, 2015:

Approximate dollar
value of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
May 2015	2.3	$64.36	$150.0	$1,224.1

(1)
On January 29, 2014 our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan.

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 27, 2015.	Schedule 14A		Annex A	4/17/2015
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 6, 2015	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 6, 2015	By:	/s/ MICHAEL A. NUSSBAUM
Michael A. Nussbaum
Chief Accounting Officer (Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 27, 2015.	Schedule 14A		Annex A	4/17/2015
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