Form 10-Q
period 2015-09-30
Fidelity National Information Services, Inc.
filed 2015-11-05
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of October 31, 2015, 282,153,638 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2015
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	2
B. Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2015 and 2014	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2015 and 2014	4
D. Condensed Consolidated Statement of Equity for the nine months ended September 30, 2015	5
E. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosure About Market Risks	28
Item 4. Controls and Procedures	30
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 6. Exhibits	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$441.5	$492.8
Settlement deposits	309.2	393.9
Trade receivables, net of allowance for doubtful accounts of $19.2 and $15.6 as of September 30, 2015 and December 31, 2014, respectively	1,125.1	1,126.4
Settlement receivables	239.9	153.7
Other receivables	24.5	31.5
Due from Brazilian venture partner	29.7	33.6
Prepaid expenses and other current assets	186.8	167.0
Deferred income taxes	79.6	67.4
Assets held for sale	—	6.8
Total current assets	2,436.3	2,473.1
Property and equipment, net	481.0	483.3
Goodwill	8,761.5	8,877.6
Intangible assets, net	1,053.9	1,268.0
Computer software, net	902.1	893.4
Deferred contract costs, net	238.4	213.2
Other noncurrent assets	314.6	311.9
Total assets	$14,187.8	$14,520.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$714.4	$730.3
Settlement payables	555.9	558.4
Deferred revenues	273.5	279.4
Current portion of long-term debt	13.4	13.1
Due to Brazilian venture partner	9.0	13.3
Liabilities held for sale	—	4.4
Total current liabilities	1,566.2	1,598.9
Long-term debt, excluding current portion	4,957.0	5,054.6
Deferred income taxes	843.9	874.4
Due to Brazilian venture partner	23.1	29.6
Deferred revenues	27.9	26.1
Other long-term liabilities	165.5	245.4
Total liabilities	7,583.6	7,829.0
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 600 shares authorized, 387.8 and 387.6 shares issued as of September 30, 2015 and December 31, 2014, respectively	3.9	3.9
Additional paid in capital	7,416.4	7,336.8
Retained earnings	3,053.1	2,746.8
Accumulated other comprehensive earnings (loss)	(261.4)	(107.2)
Treasury stock, $0.01 par value, 105.7 and 102.7 shares as of September 30, 2015 and December 31, 2014, respectively, at cost	(3,683.3)	(3,423.6)
Total FIS stockholders’ equity	6,528.7	6,556.7
Noncontrolling interest	75.5	134.8
Total equity	6,604.2	6,691.5
Total liabilities and equity	$14,187.8	$14,520.5
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Processing and services revenues (for related party activity, see note 2)	$1,578.8	$1,605.3	$4,720.4	$4,724.7
Cost of revenues	1,021.3	1,074.5	3,160.6	3,211.4
Gross profit	557.5	530.8	1,559.8	1,513.3
Selling, general, and administrative expenses	219.2	207.1	719.4	593.8
Operating income	338.3	323.7	840.4	919.5
Other income (expense):
Interest expense, net	(35.6)	(37.7)	(108.8)	(120.7)
Other income (expense), net	(21.2)	(54.8)	129.5	(56.5)
Total other income (expense), net	(56.8)	(92.5)	20.7	(177.2)
Earnings from continuing operations before income taxes	281.5	231.2	861.1	742.3
Provision for income taxes	100.0	72.1	314.2	233.7
Earnings from continuing operations, net of tax	181.5	159.1	546.9	508.6
Earnings (loss) from discontinued operations, net of tax	(1.7)	(1.2)	(7.0)	(4.3)
Net earnings	179.8	157.9	539.9	504.3
Net (earnings) loss attributable to noncontrolling interest	(4.6)	(7.4)	(13.6)	(20.5)
Net earnings attributable to FIS common stockholders	$175.2	$150.5	$526.3	$483.8
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.63	$0.54	$1.89	$1.71
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.02)
Net earnings per share — basic attributable to FIS common stockholders *	$0.62	$0.53	$1.87	$1.69
Weighted average shares outstanding — basic	280.4	283.1	281.5	285.5
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.62	$0.53	$1.87	$1.69
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.62	$0.52	$1.85	$1.67
Weighted average shares outstanding — diluted	283.8	287.0	285.0	289.3
Cash dividends paid per share	$0.26	$0.24	$0.78	$0.72
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$176.9	$151.7	$533.3	$488.1
Earnings (loss) from discontinued operations, net of tax	(1.7)	(1.2)	(7.0)	(4.3)
Net earnings attributable to FIS common stockholders	$175.2	$150.5	$526.3	$483.8
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Net earnings		$179.8		$157.9		$539.9		$504.3
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(13.9)		$0.8		$(16.1)		$(2.2)
Reclassification adjustment for (gains) losses included in net earnings	0.7		1.7		2.7		5.2
Unrealized gain (loss) on investments and derivatives, net	(13.2)		2.5		(13.4)		3.0
Foreign currency translation adjustments	(74.9)		(70.7)		(179.1)		(37.7)
Other comprehensive earnings (loss), before tax:	(88.1)		(68.2)		(192.5)		(34.7)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(5.8)		(2.4)		(4.6)		(1.3)
Other comprehensive earnings (loss), net of tax	$(82.3)	(82.3)	$(65.8)	(65.8)	$(187.9)	(187.9)	$(33.4)	(33.4)
Comprehensive (loss) earnings:		97.5		92.1		352.0		470.9
Net (earnings) loss attributable to noncontrolling interest		(4.6)		(7.4)		(13.6)		(20.5)
Other comprehensive (earnings) losses attributable to noncontrolling interest		19.0		12.4		33.7		2.8
Comprehensive (loss) earnings attributable to FIS common stockholders		$111.9		$97.1		$372.1		$453.2

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine months ended September 30, 2015
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2014	387.6	(102.7)	$3.9	$7,336.8	$2,746.8	$(107.2)	$(3,423.6)	$134.8	$6,691.5
Issuance of restricted stock	0.2	—	—	—	—	—	—	—	—
Exercise of stock options	—	1.6	—	(1.5)	—	—	46.9	—	45.4
Treasury shares held for taxes due upon exercise of stock options	—	(0.1)	—	—	—	—	(7.3)	—	(7.3)
Excess income tax benefit from exercise of stock options	—	—	—	21.0	—	—	—	—	21.0
Stock-based compensation	—	—	—	58.6	—	—	—	—	58.6
Cash dividends paid ($0.26 per share per quarter) and other distributions	—	—	—	—	(220.0)	—	—	(26.2)	(246.2)
Purchases of treasury stock	—	(4.5)	—	—	—	—	(300.4)	—	(300.4)
Other	—	—	—	1.5	—	—	1.1	(13.0)	(10.4)
Net earnings	—	—	—	—	526.3	—	—	13.6	539.9
Other comprehensive loss, net of tax	—	—	—	—	—	(154.2)	—	(33.7)	(187.9)
Balances, September 30, 2015	387.8	(105.7)	$3.9	$7,416.4	$3,053.1	$(261.4)	$(3,683.3)	$75.5	$6,604.2
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$539.9	$504.3
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	464.3	466.1
Amortization of debt issue costs	6.7	15.2
Gain on sale of assets	(149.5)	—
Stock-based compensation	58.8	40.5
Deferred income taxes	(41.2)	(14.2)
Excess income tax benefit from exercise of stock options	(21.0)	(24.2)
Other operating activities	3.7	15.7
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(34.0)	(53.1)
Settlement activity	7.4	(30.7)
Prepaid expenses and other assets	(19.1)	(24.2)
Deferred contract costs	(85.3)	(63.4)
Deferred revenue	(3.9)	15.8
Accounts payable, accrued liabilities, and other liabilities	(29.3)	(160.7)
Net cash provided by operating activities	697.5	687.1

Cash flows from investing activities:
Additions to property and equipment	(106.0)	(110.5)
Additions to computer software	(199.7)	(162.1)
Proceeds from sale of assets	240.7	—
Acquisitions, net of cash acquired, and equity investments	(16.8)	(133.6)
Other investing activities, net	(0.5)	7.5
Net cash used in investing activities	(82.3)	(398.7)

Cash flows from financing activities:
Borrowings	4,662.0	6,089.1
Repayment of borrowings	(4,762.4)	(5,586.3)
Debt issuance costs	(2.6)	(7.9)
Excess income tax benefit from exercise of stock options	21.0	24.2
Proceeds from exercise of stock options	45.5	41.3
Treasury stock activity	(307.7)	(506.2)
Dividends paid	(219.5)	(205.7)
Distribution to Brazilian Venture partner	(23.6)	(34.8)
Other financing activities, net	(24.0)	(21.8)
Net cash used in financing activities	(611.3)	(208.1)
Effect of foreign currency exchange rate changes on cash	(55.2)	(16.0)
Net (decrease) increase in cash and cash equivalents	(51.3)	64.3
Cash and cash equivalents, beginning of period	492.8	547.5
Cash and cash equivalents, end of period	$441.5	$611.8

Supplemental cash flow information:
Cash paid for interest	$97.8	$121.6
Cash paid for income taxes	$293.2	$270.5
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

(1) Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2014 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2015.

In March 2015, FIS finalized a reorganization and began streamlining its global operations in response to market conditions and to more efficiently meet the demand of specific client needs. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in the first quarter of 2015, the Company reports its financial performance based on our new segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 10). All previous periods have been recast to conform to the new segment presentation.

(2) Related Party Transactions

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco"), in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of September 30, 2015 was $88.1 million. During the three months ended June 30, 2015, the board of directors for the Brazilian Venture declared a one-time dividend, resulting in a payment of $23.6 million to Banco Bradesco which reduced the noncontrolling interest balance.

The Company recorded Brazilian Venture revenues of $58.1 million and $74.3 million during the three months and $182.6 million and $212.6 million during the nine months ended September 30, 2015 and 2014, respectively, from Banco Bradesco relating to these services. Banco Bradesco Brazilian Venture revenues included $31.6 million and $68.1 million of unfavorable currency impact during the three and nine months ended September 30, 2015, respectively, resulting from a stronger U.S. Dollar in 2015 as compared to 2014.

(3) Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2015 and 2014 are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2015 and 2014 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Earnings from continuing operations attributable to FIS, net of tax	$176.9	$151.7	$533.3	$488.1
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(1.7)	(1.2)	(7.0)	(4.3)
Net earnings attributable to FIS common stockholders	$175.2	$150.5	$526.3	$483.8
Weighted average shares outstanding — basic	280.4	283.1	281.5	285.5
Plus: Common stock equivalent shares	3.4	3.9	3.5	3.8
Weighted average shares outstanding — diluted	283.8	287.0	285.0	289.3
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.63	$0.54	$1.89	$1.71
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.02)
Net earnings per share — basic attributable to FIS common stockholders *	$0.62	$0.53	$1.87	$1.69
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.62	$0.53	$1.87	$1.69
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.62	$0.52	$1.85	$1.67

* Amounts may not sum due to rounding.
Options to purchase approximately 0.8 million and 0.1 million shares of our common stock for the three months and 0.8 million and 4.1 million shares for the nine months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Discontinued Operations and Other Dispositions

During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in a pre-tax gain of $139.4 million, which is included in Other income (expense), net. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the gain and related prior period earnings remain reported within earnings from continuing operations.

Certain other operations are reported as discontinued in the Condensed Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2015 and 2014:

China eCas Business Line

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. This line of business had nominal revenues and earnings (losses) before taxes of $(0.2) million and $0.3 million for the three months and $(3.9) million and $(2.7) million for the nine months ended September 30, 2015 and 2014, respectively. We signed a contract in January 2015 to sell this business and the transaction closed during the second quarter of 2015.

 Brazil Item Processing and Remittance Services Operations

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its customers during the second quarter of 2011. There were no revenues for the 2015 and 2014 periods. Participacoes had charges of $2.2 million and $2.2 million for the three months and $4.7 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. The shut-down activities involved the transfer and termination of approximately 2,600 employees, which was completed in 2011. Former employees generally had up to two years from the date of terminations, extended through April 2013, to file labor claims and a number of them did file labor claims. As of September 30, 2015, there were approximately 580 active claims remaining. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $8.7 million in court ordered deposits, is $10.3 million as of September 30, 2015. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

In 2004, Proservvi Empreendimentos e Servicios, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Participacoes, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed four claims against Servicos asserting potential tax liabilities of approximately $6.8 million. There are potentially 31 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $70.0 million making the total potential exposure for all 35 claims approximately $76.8 million. We do not believe a liability for these 35 total claims is probable or reasonably estimable and, therefore, have not recorded a liability for any of these claims.

(5) Changes in Accumulated Other Comprehensive Earnings (Losses)

The following table shows accumulated other comprehensive earnings ("AOCE") by component, net of tax, for the nine months ended September 30, 2015 (in millions):

		Foreign
	Interest Rate	Currency	Treasury Lock
	Swap	Translation	Contracts
	Contracts	Adjustments	and Other	Total
Balances, December 31, 2014	$(0.7)	$(95.2)	$(11.3)	$(107.2)
Other comprehensive gain/(loss) before reclassifications	(2.3)	(145.9)	(7.7)	(155.9)
Amounts reclassified from AOCE	1.7	—	—	1.7
Net current period AOCE attributable to FIS	(0.6)	(145.9)	(7.7)	(154.2)
Balances, September 30, 2015	$(1.3)	$(241.1)	$(19.0)	$(261.4)

The amount reclassified from AOCE for interest rate swap contracts includes $2.7 million recorded as interest expense, reduced by a related $1.0 million provision for income taxes. See also Note 7 - Long-Term Debt for a discussion of interest rate swap and treasury lock contracts.

The table below summarizes our provision for income tax expense (benefit) related to items of other comprehensive earnings (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Unrealized gain (loss) on investments and derivatives	$(5.0)	$0.9	$(5.3)	$1.1
Foreign currency translation adjustments	(0.8)	(3.3)	0.5	(2.4)
Other components of other comprehensive earnings (loss)	—	—	0.2	—
Provision for income tax expense (benefit) related to items of other comprehensive earnings	$(5.8)	$(2.4)	$(4.6)	$(1.3)

(6) Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015			December 31, 2014
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,242.3	$761.3	$481.0	$1,204.4	$721.1	$483.3
Intangible assets	$2,772.7	$1,718.8	$1,053.9	$2,884.5	$1,616.5	$1,268.0
Computer software	$1,588.4	$686.3	$902.1	$1,592.6	$699.2	$893.4

The Company entered into capital lease obligations of $0.4 million during the three months ended September 30, 2015 and $2.2 million and $0.9 million during the nine months ended September 30, 2015 and 2014, respectively. The assets are included in property and equipment and computer software and the remaining capital lease obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2015. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Settlement Activity

We manage certain integrated electronic payment services and programs and wealth management processes for our clients, and those services require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities and, as of September 30, 2015 and December 31, 2014, included $125.0 million and $139.3 million, respectively, of investments with original maturities of greater than 90 days. These investments are Level 1 and Level 2 type securities in the fair-value hierarchy. Settlement receivables represent amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties, and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the Condensed Consolidated Balance Sheets (Unaudited) and operating cash flows on the Condensed Consolidated Statements of Cash Flows (Unaudited).

(7) Long-Term Debt
Long-term debt as of September 30, 2015 and December 31, 2014, consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2015	December 31, 2014
Term Loans A-4, quarterly principal amortization (1)	$1,300.0	$1,300.0
Senior Notes due 2017, interest payable semi-annually at 1.450%	300.0	300.0
Senior Notes due 2018, interest payable semi-annually at 2.000%	250.0	250.0
Senior Notes due 2022, interest payable semi-annually at 5.000%	700.0	700.0
Senior Notes due 2023, interest payable semi-annually at 3.500%	1,000.0	1,000.0
Senior Notes due 2024, interest payable semi-annually at 3.875%	700.0	700.0
Revolving Loan (2)	705.0	795.0
Other	15.4	22.7
	4,970.4	5,067.7
Current portion	(13.4)	(13.1)
Long-term debt, excluding current portion	$4,957.0	$5,054.6
__________________________________________

(1)
Interest on the Term Loans A-4 is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of September 30, 2015, the weighted average interest rate on the Term Loans A-4 was 1.45%.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings and the ratings on the FIS Credit Agreement. As of September 30, 2015, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.25%.

FIS is a party to a syndicated credit agreement (the "FIS Credit Agreement"), which as of September 30, 2015, provided total committed capital of $4,300.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $3,000.0 million maturing on December 18, 2019 (the "Revolving Loan"); and (2) term loans of $1,300.0 million maturing on March 30, 2017 (the "Term Loans A-4"). As of September 30, 2015, the outstanding principal balance of the Revolving Loan was $705.0 million, with $2,294.2 million of borrowing capacity remaining thereunder (net of $0.8 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.
As disclosed in Note 11 - Acquisitions, FIS announced a definitive agreement to acquire SunGard on August 12, 2015. Concurrent with the execution of this acquisition agreement, the Company secured $6.9 billion of committed bridge financing to ensure our ability to fund the cash requirements related to the acquisition. The bridge commitments were terminated in October following the (a) amendment of the FIS Credit Agreement to modify certain covenants; (b) the issuance of a new $1.5 billion unsecured term loan credit agreement to be funded upon completion of the acquisition; and (c) the issuance of $4.5 billion of senior unsecured fixed rate notes (see Note 12 - Subsequent Events). The new term loan will bear interest at a floating rate and will mature on the third anniversary of the initial funding date. The loans under this credit agreement will not be subject to mandatory prepayment and voluntary prepayments will be permitted at any time without fee and subject to minimum dollar requirements. The new term loan will rank equally with the Company's other unsecured debt, and includes covenants and events of default consistent with the FIS Credit Agreement. The Company incurred and expensed approximately $17.0 million in the third quarter in connection with securing the financing. Additional fees of $2.6 million were capitalized as debt issuance costs.
The following table summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreement and the senior notes' indentures as of September 30, 2015 (in millions). There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date. See also Note 12 - Subsequent Events regarding new fixed-rate senior notes FIS issued in October 2015 as a source of funding for the pending SunGard acquisition:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Term Loans	2017	2018	2022	2023	2024
	A-4	Notes	Notes	Notes	Notes	Notes	Total
2015	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—
2017	1,300.0	300.0	—	—	—	—	1,600.0
2018	—	—	250.0	—	—	—	250.0
2019	—	—	—	—	—	—	—
Thereafter	—	—	—	700.0	1,000.0	700.0	2,400.0
Total	$1,300.0	$300.0	$250.0	$700.0	$1,000.0	$700.0	$4,250.0

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

Debt issuance costs of $37.9 million, net of accumulated amortization, remain capitalized as of September 30, 2015, related to all of the above outstanding debt.

The fair value of the Company’s long-term debt is estimated to be approximately $38.7 million lower than the carrying value as of September 30, 2015. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to September 30, 2015, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of September 30, 2015, we have entered into the following interest rate swap transaction converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 3, 2014	February 1, 2017	$400.0	1 Month LIBOR (1)	0.89%	(2)
___________________________________

(1)	0.19% in effect as of September 30, 2015.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and Revolving Loan as described above.

We have designated the interest rate swap as a cash flow hedge and, as such, it is carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

Our existing cash flow hedge is highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2015, we believe that our interest rate swap counterparty will be able to fulfill its obligations under our agreement, and we believe that the forecasted transactions remain probable of occurring.

In September 2015 in contemplation of issuing long-term financing for the SunGard acquisition (see Note 12 - Subsequent Events), the Company entered into treasury lock hedges with a total notional amount of $1.0 billion reducing the risk of changes in the benchmark index component of the 10-year treasury yield. The Company designated these derivatives as cash flow hedges and they are reflected at fair value on the consolidated balance sheet, with the related losses through September 30, 2015 of $12.8 million deferred as a component of accumulated other comprehensive earnings. On October 13, 2015, in

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

conjunction with the pricing of the $4.5 billion senior notes, the Company terminated these treasury lock contracts for a cash settlement payment of $15.9 million, which will be amortized as an adjustment to interest expense over the ten years in which the related interest payments that were hedged are recognized in income.

(8) Commitments and Contingencies
Litigation
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes no actions, other than the matters listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:

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

   CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

On January 5, 2012, CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc. (collectively, the "Plaintiffs") filed a patent infringement action against the Company and its subsidiary, Metavante Corporation (collectively the "Defendants") in the U.S. District Court for the Middle District of Florida, Jacksonville Division. Plaintiffs allege that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and have requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity.  On June 24, 2013, Defendants filed for covered business method ("CBM") post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  On December 23, 2013, the USPTO instituted Defendants' CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. On January 17, 2014, the Court granted Defendants' Motion to Stay the litigation pending the outcome of the CBM review proceedings, and the lawsuit in Florida continues to be stayed. On December 22, 2014, the Patent Trial and Appeal Board ("PTAB") issued final written decisions on Defendants' CBM Petition holding that all claims of the Plaintiffs' four patents are unpatentable.  Plaintiffs have appealed the PTAB’s final written decisions to the U.S. Court of Appeals for the Federal Circuit with regard to two of the four invalidated patents. On July 8, 2015, Plaintiffs filed appeal briefs for the remaining two cases, and on October 19, 2015 the Company and the USPTO filed their responsive briefs. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

On May 28, 2013, DataTreasury Corporation (the “Plaintiff”) filed a patent infringement lawsuit against the Company and multiple banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Complaint seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for CBM post-grant reviews of the validity of the Plaintiff's asserted patents at the USPTO.  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. On April 29, 2015, the PTAB issued final written

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

decisions on the Company’s two CBM petitions holding that all claims of the Plaintiff’s two patents are unpatentable. Plaintiff's request for rehearing of these decisions has been denied by PTAB. On August 27, 2015, the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the USPTO’s Final Written Decisions and the Company will respond to the Plaintiff/Appellant’s brief in due course once filed. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

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

(9) Share Repurchase Program

On January 29, 2014 our Board of Directors approved a plan authorizing repurchases of up to $2.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,224.1 million of plan capacity remained available for repurchase as of September 30, 2015. The table below summarizes quarterly share repurchase activity for 2015 and 2014 under all plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Three months ended	shares purchased	paid per share	plans or programs
September 30, 2015	—	$—	$—
June 30, 2015	2.3	$64.36	$150.0
March 31, 2015	2.2	$67.94	$150.4
December 31, 2014	—	$—	$—
September 30, 2014	2.7	$56.26	$150.0
June 30, 2014	2.8	$54.24	$150.5
March 31, 2014	3.2	$54.31	$175.0

(10) Segment Information

In March 2015, we finalized a reorganization and have streamlined our global operations in response to market conditions and to more efficiently meet the demand of specific client needs. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance has changed. Therefore, beginning in the first quarter of 2015, the Company reports its financial performance based on the three reportable segments described below.
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended September 30, 2015 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$970.7	$609.1	$(1.0)	$1,578.8
Operating expenses	621.8	492.2	126.5	1,240.5
Operating income	$348.9	$116.9	$(127.5)	338.3
Other income (expense) unallocated				(56.8)
Income from continuing operations before income taxes				$281.5
Depreciation and amortization	$58.7	$40.3	$57.4	$156.4
Capital expenditures (1)	$45.3	$41.2	$1.0	$87.5
Total assets (2)	$8,928.7	$4,090.1	$1,168.1	$14,186.9
Goodwill	$6,697.3	$2,064.2	$—	$8,761.5

(1)	Capital expenditures for the three months ended September 30, 2015 include $0.4 million of capital leases.

(2)	Total assets as of September 30, 2015 exclude $0.9 million related to discontinued operations.

As of and for the three months ended September 30, 2014 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$963.6	$642.2	$(0.5)	$1,605.3
Operating expenses	632.1	540.4	109.1	1,281.6
Operating income	$331.5	$101.8	$(109.6)	323.7
Other income (expense) unallocated				(92.5)
Income from continuing operations before income taxes				$231.2
Depreciation and amortization	$54.3	$39.5	$63.2	$157.0
Capital expenditures	$40.0	$42.5	$3.5	$86.0
Total assets (1)	$8,936.7	$3,908.4	$1,317.9	$14,163.0
Goodwill	$6,785.8	$1,778.9	$—	$8,564.7

(1)	Total assets as of September 30, 2014 exclude $9.1 million related to discontinued operations.

For the nine months ended September 30, 2015 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$2,908.5	$1,814.9	$(3.0)	$4,720.4
Operating expenses	1,912.2	1,569.6	398.2	3,880.0
Operating income	$996.3	$245.3	$(401.2)	840.4
Other income (expense) unallocated				20.7
Income from continuing operations before income taxes				$861.1
Depreciation and amortization	$168.0	$124.6	$171.7	$464.3
Capital expenditures (1)	$164.6	$139.0	$4.3	$307.9

(1)	Capital expenditures for the nine months ended September 30, 2015 include $2.2 million of capital leases.

For the nine months ended September 30, 2014 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$2,869.5	$1,856.3	$(1.1)	$4,724.7
Operating expenses	1,892.1	1,601.5	311.6	3,805.2
Operating income	$977.4	$254.8	$(312.7)	919.5
Other income (expense) unallocated				(177.2)
Income from continuing operations before income taxes				$742.3
Depreciation and amortization	$159.5	$117.8	$188.8	$466.1
Capital expenditures (1)	$144.4	$121.3	$7.8	$273.5

(1)	Capital expenditures for the nine months ended September 30, 2014 include $0.9 million of capital leases.

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

Clients in Brazil, the United Kingdom, France and Germany accounted for the majority of the revenues from clients based outside of North America for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $359.4 million and $364.3 million as of September 30, 2015 and 2014, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

Corporate and Other

The Corporate and Other segment consists of corporate overhead and costs of leveraged functions that are not allocated to operating segments. These costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance, such as acquisition integration and severance costs. The composition of our Corporate and Other segment changed with the new segment presentation in 2015; specifically, costs such as sales, finance, human resources, risk and information security and other administrative support functions that are directly attributable to IFS or GFS are recorded to those reportable segments.

Certain planned integration expenses related to our Clear2Pay acquisition (Note 11) have been recorded in this segment.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11) Acquisitions

Pending Acquisition of SunGard

On August 12, 2015, FIS and certain of its wholly owned subsidiaries entered into an Agreement and Plan of Merger (the “Merger Agreement”)  with SunGard and SunGard Capital Corp. II (collectively “SunGard”) pursuant to which, through a series of mergers, SunGard will be merged into wholly owned subsidiaries of FIS (collectively the "Mergers"). SunGard is one of the world’s leading financial software companies. Its solutions automate a wide range of complex business processes across the financial services industry, including those associated with trading, securities operations, administering investment portfolios, accounting for investment assets, and managing risk and compliance requirements. FIS and SunGard have complementary technology solutions and services encompassing retail and corporate banking, payments, risk management, asset solutions and insurance. The combined company will have more than 55,000 employees and support thousands of clients worldwide after the transaction is consummated.

Under the terms of the Merger Agreement, FIS will acquire 100 percent of the equity of SunGard. At the closing of the Mergers, SunGard shareholders will receive an aggregate of 44.7 million shares of common stock of FIS and $2.3 billion in cash, subject to certain adjustments and less the number of FIS shares representing unvested RSUs of SunGard that will be converted into RSUs of FIS at the closing. In connection with the Mergers, FIS will also assume, repay or refinance all of SunGard's outstanding debt, totaling approximately $4.7 billion (See Note 12 - Subsequent Events). The acquisition is subject to certain customary closing conditions, including approval by the stockholders of SunGard. FIS expects to consummate the acquisition in the fourth quarter of 2015.

Other Acquisitions

We completed a number of acquisitions in 2015 and 2014 that were not significant, individually or in the aggregate. Among these were Clear2Pay NV ("Clear2Pay") and Reliance Financial Corporation ("Reliance").

Clear2Pay

On September 2, 2014, FIS signed a definitive agreement to acquire Brussels-based Clear2Pay. We completed the acquisition on October 1, 2014, paying $462.0 million, net of acquired cash for 100 percent ownership interest. The addition of Clear2Pay expanded FIS’ global payments capabilities and enhances our ability to deliver differentiated enterprise payments solutions.

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

(12) Subsequent Events

As indicated in Note 11, under the Merger Agreement, FIS will pay total consideration of approximately $2.3 billion in cash and the issuance of approximately 44.7 million shares of FIS common stock, including shares underlying certain stock-based awards to be assumed. FIS also intends to repay all of SunGard’s outstanding bank debt, totaling approximately $2.5 billion as of June 30, 2015, and all of SunGard’s outstanding senior notes and senior subordinated notes, totaling approximately $2.2 billion as of such date.

In anticipation of the above cash requirements, on October 20, 2015, FIS completed the issuance and sale of an aggregate of $4.5 billion in principal amount of new senior notes, consisting of $750.0 million in aggregate principal amount of FIS’ 2.850% Senior Notes due 2018, $1.75 billion in aggregate principal amount of FIS’ 3.625% Senior Notes due 2020, $500.0 million in aggregate principal amount of FIS’ 4.500% Senior Notes due 2022 and $1.5 billion in aggregate principal amount of FIS’ 5.000% Senior Notes due 2025. If we do not consummate the SunGard acquisition on or prior to June 30, 2016, each series of these Senior Notes (other than the 2025 Senior Notes) will be required to be redeemed in whole at 101% of the aggregate principal amount, plus accrued and unpaid interest. The 2025 Notes will not be subject to the special mandatory redemption and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

will remain outstanding even if the acquisition is not consummated. The new senior notes are unsecured and contain covenants and events of default that are customary for obligations of this type.

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

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include, without limitation:

•	the occurrence of any event, change or other circumstances that could give rise to modifications of or the termination of the Merger Agreement;

•	the inability to complete the Mergers due to the failure to obtain stockholder approvals or the failure to satisfy other conditions to the closing of the Mergers;

•	the failure of the Mergers to be completed for any other reason;

•	legal or regulatory proceedings or other matters that affect the timing or ability to complete the Mergers as contemplated;

•	the risk that the proposed Mergers disrupt current plans and operations;

•	the effects of the Mergers on our financial results;

•	potential difficulties in employee retention as a result of the Mergers;

•	disruption from the Mergers, making it difficult to maintain business and operational relationships;

•	the risk that the businesses will not be integrated successfully, or that the integration will be more costly or more time-consuming and complex than anticipated;

•	the risk that cost savings and other synergies anticipated to be realized from the Mergers may not be fully realized or may take longer to realize than expected;

•	the risk of doing business internationally;

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

•	changes in the growth rates of the markets for our and SunGard’s solutions;

•	failures to adapt solutions to changes in technology or in the marketplace;

•
internal or external security breaches of our and SunGard’s systems, including those relating to the unauthorized access, theft, corruption or loss of personal information and computer viruses and other malware affecting our and SunGard’s software or platforms, and the reactions of customers, card associations, government regulators and others to any such events;

•
the risk that implementation of software (including software updates) for customers or at customer locations may result in the corruption or loss of data or customer information, interruption of business operations, exposure to liability claims or loss of customers;

•	the reaction of current and potential customers to communications from us or regulators regarding information security, risk management, internal audit or other matters;

•	competitive pressures on pricing related to our and SunGard’s solutions including the ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our or SunGard’s major operations centers; and

•	and other risks detailed under "Risk Factors" and elsewhere in this document, and in our other filings with the Securities and Exchange Commission.

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

On August 12, 2015, FIS entered into a Merger Agreement to acquire Wayne, Pennsylvania-based SunGard. SunGard is one of the world’s leading financial software companies, with approximately $2.8 billion in revenue for the year ended December 31, 2014. Its solutions automate a wide range of complex business processes across the financial services industry, including those associated with trading, securities operations, administering investment portfolios, accounting for investment assets, and managing risk and compliance requirements. FIS and SunGard have complementary technology solutions and services encompassing retail and corporate banking, payments, risk management, asset solutions and insurance. The combined company will have more than 55,000 employees and support thousands of clients worldwide upon the consummation of the Mergers. The acquisition is subject to certain customary closing conditions, including approval by the stockholders of SunGard. FIS expects to consummate the Mergers in the fourth quarter of 2015.

In March 2015, we finalized a reorganization and began streamlining our global operations in response to market conditions and to more efficiently meet the demand of specific client needs. As a result of these changes, the Company now reports its financial performance based on three reportable segments: Integrated Financial Solutions, Global Financial Solutions and Corporate and Other. A description of these segments is included in Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees. The majority of our revenue has historically been recurring, provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A significant portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of deposit accounts and card transactions, among other variable measures, associated with consumer and commercial activity. Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients. In the second half of 2015, we are experiencing the macroeconomic challenges of a slowing in the global economy and how that trend affects our clients, predominantly in the amount they spend with us for professional services.

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

The alignment of resources in our Global Financial Solutions segment resulted in severance costs of $44.6 million in the first quarter of 2015. The alignment activities, which are continuing, relate primarily to Europe, and are a combination of optimizing on-shore and off-shore resources as well as the removal of overlapping management resources. Additional severance charges were incurred in the third quarter and are included in the $35.6 million of integration activities addressed under the Selling, General and Administrative Expenses caption of Consolidated Results of Operations. We believe that global financial institutions are a higher-growth market where we generate lower margins due to the high mix of professional services, including consulting, information technology integration and business process outsourcing. In making these organizational adjustments, we believe we are positioned to expand margins over time in this segment as we continue to (1) gain scale, leveraging our extensive, existing intellectual property; (2) develop and enhance targeted solutions; and (3) rationalize our operations.
In addition to the severance costs incurred to date pertaining to the alignment activities addressed above, we expect that additional severance costs will continue to be incurred in connection with the SunGard integration.
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
High profile North American merchant payment card information security breaches have pushed the payment card industry towards EMV integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We have invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can guide our clients through this anticipated technology transition and grow our card-driven businesses. We believe the trend to migrate to EMV cards will continue and we continue to invest to address market demand.

The use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses, and we expect this trend to continue. In 2014 and through the first nine months of 2015, we observed a modest slowdown in our check volume decline and to date have been able to successfully mitigate the majority of the impacts of this decline through cost and fraud efficiency actions and new market solutions, which remain our continued focus.
We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity, which we believe as a whole is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations of financial institutions occur, merger partners often operate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company. Through the first nine months of 2015, we have experienced lower consolidation activity and resulting termination fees compared to the same periods in the prior two years.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions, including Europe and Asia on a constant currency basis during the three and nine months ended September 30, 2015. We expect this trend to continue as the result of large-scale outsourcing clients and the opportunities we see for similar arrangements.  Demand for our solutions will also be driven in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In the first nine months of 2015, we have experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening U.S. dollar. For the remainder of 2015, we expect unfavorable foreign currency impact compared to the comparable prior year periods to continue, but we cannot estimate with reasonable certainty the magnitude of this adverse currency impact trend.

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

Comparisons of three-month and nine-month periods ended September 30, 2015 and 2014

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Processing and services revenues	$1,578.8	$1,605.3	$4,720.4	$4,724.7
Cost of revenues	1,021.3	1,074.5	3,160.6	3,211.4
Gross profit	557.5	530.8	1,559.8	1,513.3
Selling, general, and administrative expenses	219.2	207.1	719.4	593.8
Operating income	338.3	323.7	840.4	919.5
Other income (expense):
Interest expense, net	(35.6)	(37.7)	(108.8)	(120.7)
Other income (expense), net	(21.2)	(54.8)	129.5	(56.5)
Total other income (expense), net	(56.8)	(92.5)	20.7	(177.2)
Earnings from continuing operations before income taxes	281.5	231.2	861.1	742.3
Provision for income taxes	100.0	72.1	314.2	233.7
Earnings from continuing operations, net of tax	181.5	159.1	546.9	508.6
Earnings (loss) from discontinued operations, net of tax	(1.7)	(1.2)	(7.0)	(4.3)
Net earnings	179.8	157.9	539.9	504.3
Net (earnings) loss attributable to noncontrolling interest	(4.6)	(7.4)	(13.6)	(20.5)
Net earnings attributable to FIS	$175.2	$150.5	$526.3	$483.8
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.63	$0.54	$1.89	$1.71
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.62	$0.53	$1.87	$1.69
Weighted average shares outstanding — basic	280.4	283.1	281.5	285.5
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.62	$0.53	$1.87	$1.69
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.01)	—	(0.02)	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders	$0.62	$0.52	$1.85	$1.67
Weighted average shares outstanding — diluted	283.8	287.0	285.0	289.3
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$176.9	$151.7	$533.3	$488.1
Earnings (loss) from discontinued operations, net of tax	(1.7)	(1.2)	(7.0)	(4.3)
Net earnings attributable to FIS	$175.2	$150.5	$526.3	$483.8

 Processing and Services Revenues

Processing and services revenues totaled $1,578.8 million and $1,605.3 million during the three-month periods and $4,720.4 million and $4,724.7 million during the nine-month periods ended September 30, 2015 and 2014, respectively. Processing and services revenues for the three-month and nine-month periods ended September 30, 2015 included approximately $71.2 million and $180.0 million, respectively of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus the Brazilian Real. Excluding the unfavorable foreign currency impact, revenue increases for the three and nine months ended September 30, 2015 as compared to 2014 were primarily attributable to incremental revenues from the acquisitions of Clear2Pay and Reliance, as well as card production activities associated with the roll-out of EMV cards across the industry, growth in digital solutions, core banking, payments and transaction processing volumes. The increase for the nine months ended September 30, 2015 period was partially offset by a reduction in termination fees of approximately $34.9 million.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,021.3 million and $1,074.5 million during the three-month periods and $3,160.6 million and $3,211.4 million during the nine-month periods ended September 30, 2015 and 2014, respectively, resulting in gross profit of $557.5 million and $530.8 million during the three-month periods and $1,559.8 million and $1,513.3 million during the nine-month periods, respectively. Gross profit as a percentage of revenues was 35.3% and 33.1% during the three-month periods and 33.0% and 32.0% during the nine-month periods ended September 30, 2015 and 2014, respectively. The changes in gross profit during the 2015 periods as compared to 2014 primarily resulted from the revenue variances noted above and reductions in variable costs where performance did not meet expectations. The increases in gross profit percentage during the three-month and nine-month periods ended September 30, 2015 as compared to the 2014 periods were also impacted by lower acquired intangible amortization expense during 2015 and higher margins in our GFS segment resulting from expense management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $219.2 million and $207.1 million during the three-month periods and $719.4 million and $593.8 million during the nine-month periods ended September 30, 2015 and 2014, respectively. The year-over-year increase for the three-month and nine-month periods ended September 30, 2015 as compared to 2014 primarily resulted from transaction and other costs, including integration activities relating to acquisitions of $35.6 million and $59.2 million for the three-month and nine-month periods ended September 30, 2015, respectively, and other incremental expenses of acquired companies, partially offset by reductions in variable costs where performance did not meet expectations. The nine-month period ended September 30, 2015 also included severance costs of $44.6 million incurred in the first quarter in conjunction with the reorganization and streamlining of operations in our GFS segment.

Operating Income

Operating income totaled $338.3 million and $323.7 million during the three-month periods and $840.4 million and $919.5 million during the nine-month periods ended September 30, 2015 and 2014, respectively. Operating income as a percentage of revenue (“operating margin”) was 21.4% and 20.2% during the three-month periods and 17.8% and 19.5% during the nine-month periods ended September 30, 2015 and 2014, respectively. The changes in operating income for the three-month and nine-month periods of 2015 as compared to 2014 resulted from the variances addressed above. The increase in operating margin for the three month period of 2015 as compared to 2014 resulted from the restructuring activities taken earlier in the year in Europe as a result of our reorganization. The decrease in operating margin for the nine month period of 2015 as compared to 2014 resulted from the lower termination fees year-over-year, which have virtually no associated costs, as well as the other variances addressed above.

Total Other Income (Expense), Net

Total other income (expense), net was $(56.8) million and $(92.5) million during the three-month periods and $20.7 million and $(177.2) million during the nine-month periods ended September 30, 2015 and 2014, respectively. Other income (expense) net for the three and nine month periods of 2015 includes financing costs of $17.0 million relating to the planned SunGard acquisition. During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in proceeds of $237.5 million and a pre-tax gain of $139.4 million, which is included in Other income (expense), net for the nine months ended September 30, 2015. Other income (expense) net for the three- and nine-month periods of 2014 includes a loss of $16.2 million on a foreign currency forward contract associated with the Euro-based purchase price for our Clear2Pay acquisition, the write-off of certain previously capitalized debt issuance costs of $5.9 million and the payment of a $29.5 million bond premium associated with the early redemption of certain debt. Interest expense decreased $2.1 million and $11.9 million during the three-month and nine-month periods ended September 30, 2015 as compared to 2014 primarily due to lower borrowing rates as the result of the debt refinancing activity undertaken during 2014.

Provision for Income Taxes

Income tax expense from continuing operations totaled $100.0 million and $72.1 million during the three-month periods and $314.2 million and $233.7 million during the nine-month periods ended September 30, 2015 and 2014, resulting in effective tax rates from continuing operations of 36% and 31% for the three-month periods and 36% and 31% for the nine-

month periods ended September 30, 2015 and 2014, respectively. The effective tax rate increases for the 2015 periods are attributable to a $90.1 million write-off of goodwill with no tax basis in connection with the sale of our gaming industry check warranty business, resulting in a book gain on sale lower than the tax gain. Another contributor to the effective rate differential was a discrete item that resulted in a lower tax rate for the 2014 period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

China eCas business line	$(0.3)	$0.2	$(3.9)	$(2.0)
Participacoes	(1.4)	(1.4)	(3.1)	(2.3)
Total discontinued operations	$(1.7)	$(1.2)	$(7.0)	$(4.3)

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $176.9 million and $151.7 million resulting in earnings per diluted share of $0.62 and $0.53 for the three-month periods and $533.3 million and $488.1 million resulting in earnings per diluted share of $1.87 and $1.69 for the nine-month periods ended September 30, 2015 and 2014, respectively, reflecting the variances described above and the impacts of our share repurchase program.

Segment Results of Operations (Unaudited)
Integrated Financial Solutions
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Processing and services revenues	$970.7	$963.6	$2,908.5	$2,869.5
Operating income	$348.9	$331.5	$996.3	$977.4

Processing and services revenues for IFS totaled $970.7 million and $963.6 million during the three-months and $2,908.5 million and $2,869.5 million during the nine-months ended September 30, 2015 and 2014, respectively. Revenues for IFS for the three months ended September 30, 2015 increased 0.7% compared to the 2014 period, primarily driven by card production activities associated with the roll-out of EMV cards across the industry, a large re-issuance of magnetic stripe cards for a retail customer, growth in digital and wealth management solutions and new product sales, offset by the loss of a major customer in the prior year period, the divestiture of our gaming business in the second quarter of 2015 and a vendor and related contractual change in our loyalty business in late 2014 that resulted in net revenue reporting. The overall segment increase of $39.0 million during the 2015 nine-month period as compared to 2014 was primarily attributable to incremental revenues from our 2014 acquisition of Reliance (Note 11), card production activities and growth in digital solutions, partially offset by the net reporting resulting from the change in vendor and related contractual responsibilities in our loyalty business and the impact of recent divestitures.
Operating income for IFS totaled $348.9 million and $331.5 million during the three-month periods and $996.3 million and $977.4 million during the nine-month periods ended September 30, 2015 and 2014, respectively. Operating margin was 35.9% and 34.4% during the three-month periods and 34.3% and 34.1% during the nine-month periods ended September 30, 2015 and 2014, respectively. The increases in operating income for IFS during the 2015 periods compared to the 2014 periods primarily resulted from the revenue variances noted above and reductions in variable costs where performance did not meet expectations. The increase in operating margin during the three-month period ended September 30, 2015 compared to the 2014 period primarily resulted from the variable cost reductions and a more favorable revenue mix, including higher termination fees.

Global Financial Solutions
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Processing and services revenues	$609.1	$642.2	$1,814.9	$1,856.3
Operating income	$116.9	$101.8	$245.3	$254.8

Processing and services revenues for GFS totaled $609.1 million and $642.2 million during the three-month periods and $1,814.9 million and $1,856.3 million during the nine-months periods ended September 30, 2015 and 2014, respectively. The three- and nine-month periods ended September 30, 2015 included approximately $70.9 million and $178.7 million, respectively of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus the Brazilian Real. The third quarter of 2015 also included lower professional services. Excluding the items noted above, revenue increases were primarily attributable to incremental revenues from the acquisition of Clear2Pay (Note 11), our expanding presence in India, including core banking and payments, growth in Europe primarily in core banking and payment products sales and growth in Latin America from transaction volumes, expanded collection services and number of cards issued.

Operating income for GFS totaled $116.9 million and $101.8 million during the three-month periods and $245.3 million and $254.8 million during the nine-month periods ended September 30, 2015 and 2014, respectively. Operating margin was 19.2% and 15.9% during the three-month periods and 13.5% and 13.7% during the nine-month periods ended September 30, 2015 and 2014, respectively. The increases in operating income and operating margin during the 2015 three-month period as compared to the 2014 period primarily resulted from the restructuring activities taken earlier in the year in Europe as a result of our reorganization, reductions in variable costs where performance did not meet expectations, and the addition of a new software license sale in the quarter, partially offset by the impact of unfavorable foreign currency exchange rates. The decreases in operating income and operating margin during the 2015 nine-month period as compared to the 2014 period primarily resulted from lower termination fees year-over-year, which have virtually no associated costs, and the impact of unfavorable foreign currency exchange rates, partially offset by the expense reductions noted for the quarter.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other expenses were $127.5 million and $109.6 million during the three-month periods and $401.2 million and $312.7 million during the nine-month periods ended September 30, 2015 and 2014, respectively. The year-over-year increase for the three-month and nine-month periods ended 2015 as compared to 2014 primarily resulted from transaction and other costs, including integration activities relating to acquisitions of $35.6 million and $59.2 million, respectively, partially offset by reductions in variable costs where performance did not meet expectations. The nine-month period ended September 30, 2015 also included severance costs of $44.6 million incurred in the first quarter in conjunction with the reorganization and streamlining of operations in our GFS segment.

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
As of September 30, 2015, we had cash and cash equivalents of $441.5 million and debt of $4,970.4 million, including the current portion. Of the $441.5 million cash and cash equivalents, approximately $260.2 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
See also Note 7 - Long-Term Debt and Note 12 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of financing agreements entered into and the sale of additional senior notes to fund the SunGard acquisition.
We currently expect to continue to pay quarterly dividends, which we have increased over recent years. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.26 per common share was paid on September 30, 2015 to shareholders of record as of the close of business on September 16, 2015.
Cash Flows from Operations
Cash flows from operations were $697.5 million and $687.1 million during the nine-month periods ended September 30, 2015 and 2014, respectively. Cash flows from operations was $10.4 million higher in the 2015 period primarily due to working capital changes, partially offset by lower net earnings after exclusion of the gain on sale of assets, which is an investing activity.
Capital Expenditures and Other Investing Activities
The proceeds from sale of assets in the 2015 period is primarily for the sale of certain assets associated with our gaming industry check warranty business.
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested $305.7 million and $272.6 million in capital expenditures (excluding capital leases)

during the nine-month periods ended September 30, 2015 and 2014, respectively. We expect capital expenditures to slightly exceed our stated goal of 5.0-6.0% of 2015 revenue.
Financing

For information regarding the Company's long-term debt and financing activity, see Notes 7 and 12 in the Notes to Condensed Consolidated Financial Statements (Unaudited). We spent $300.4 million during the nine months ended September 30, 2015 compared to $475.5 million in the comparable 2014 period for share repurchases, resulting in lower use of cash. Coupled with higher share prices, this resulted in a 4.2 million reduction in shares repurchased in the 2015 period versus 2014.

Contractual Obligations

There were no material changes in our contractual obligations during the first nine months of 2015 in comparison to the table included in our Annual Report on Form 10-K as filed on February 27, 2015, except as disclosed in Notes 7 and 12 in the Notes to Condensed Consolidated Financial Statements (Unaudited).
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
The senior notes as described in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of September 30, 2015. The carrying value of the notes was $2,950.0 million as of September 30, 2015. The fair value of the senior notes was approximately $2,910.1 million as of September 30, 2015. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 to the Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement, after we include the impact of our interest rate swaps, by $16.1 million (based on principal amounts outstanding as of September 30, 2015). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2015, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2015, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of September 30, 2014, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $13.3 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of September 30, 2015, we have entered into the following interest rate swap transaction converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 3, 2014	February 1, 2017	$400.0	1 Month LIBOR (1)	0.89%	(2)
________________________

(1)	0.19% in effect as of September 30, 2015.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in Note 7 to the Condensed Consolidated Financial Statements (Unaudited).
We have designated this interest rate swap as a cash flow hedge for accounting purposes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term and Revolving Loans. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps.
As discussed in Note 7 - Long-Term Debt of the Notes to Condensed Consolidated Financial Statements (Unaudited), FIS entered into two treasury lock hedges of $500.0 million notional amount each in September 2015 to mitigate the risk of interest rate changes in the period leading up to the issuance of new senior notes. The treasury lock contracts were designated as cash flow hedges and reflected at fair value on the consolidated balance sheet, with the related losses deferred as a component of accumulated other comprehensive earnings. These treasury lock contracts were subsequently settled on October 13, 2015 for a total loss from inception of $15.9 million. These deferred losses will be amortized as an adjustment to interest expense over the same period (ten years) in which the related interest payments that were hedged are recognized in income.
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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three and nine months ended September 30, 2015, our international operations generated approximately $326.0 million and $946.8 million, respectively, in revenues denominated in currencies other than the U.S. Dollar . The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2015	2014	2015	2014
Real	$6.9	$9.8	$21.9	$29.3
Euro	7.9	6.9	23.6	21.6
Pound Sterling	8.9	8.3	24.3	22.3
Indian Rupee	2.6	2.0	7.5	5.2
Total increase (decrease)	$26.3	$27.0	$77.3	$78.4
The impact on earnings of the foregoing assumed 10% change in each of the periods presented would not have been significant. Our international operations' revenues and expenses are generally denominated in local currency, which limits the majority of our economic exposure to foreign exchange risk in those jurisdictions.
Revenues included approximately $71.0 million and $180.0 million, and earnings before taxes included $10.4 million and $29.7 million, of unfavorable foreign currency impact during the three and nine months ended September 30, 2015, respectively, resulting from changes in the U.S. Dollar in 2015 as compared to 2014. For the remainder of 2015, we expect unfavorable foreign currency impact to continue compared to the prior year periods, but we cannot predict with any degree of certainty if this adverse currency impact trend will continue nor can we estimate the impact with any reasonable certainty.
Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. At present we have no such hedges outstanding, except as described below. We do not enter into foreign currency derivative instruments for trading purposes. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of September 30, 2015, the notional amount of these derivatives was $58.2 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

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

Item 1A. Risk Factors

The following information with respect to our pending acquisition of SunGard and its subsidiaries supplements the disclosure set forth under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The risks associated with the SunGard business are similar to those FIS faces in many respects, and therefore the Mergers will in many cases increase our exposure to the foregoing risks. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to the Mergers

There is no assurance when or if the Mergers will be completed.

The completion of the Mergers is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement. There can be no assurance that we and SunGard will be able to satisfy the closing conditions or that closing conditions beyond our control will be satisfied or waived. If the Mergers and the integration of our respective businesses are not completed within the expected time frame, such delay may materially and adversely affect the synergies and other benefits that we and SunGard expect to achieve as a result of the Mergers and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Mergers.

We and SunGard can agree at any time to terminate the Merger Agreement, even if SunGard stockholders have already adopted the Merger Agreement and thereby approved the Mergers and the other transactions contemplated by the Merger Agreement. We and SunGard can also terminate the Merger Agreement under other specified circumstances.

We expect to incur substantial expenses related to the Mergers and the integration of SunGard.

We expect to incur substantial expenses in connection with the Mergers and the integration of SunGard. Additionally, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including information technology, purchasing, accounting and finance, sales, billing, information security, risk, legal, marketing and human resources, including payroll and employee benefits. While we have attempted to estimate the after-tax integration and restructuring costs and other costs incurred to execute the transaction following completion of the Mergers, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses are likely, particularly in the near term, to exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

In addition, there is a risk that FIS will be exposed to liabilities of SunGard that were not disclosed to FIS in connection with its entry into the Merger Agreement. Under the Merger Agreement, FIS has no contractual rights to indemnification for any undisclosed liabilities. Any such losses or liabilities could be material to our results of operations or financial condition.

Covenants in the Merger Agreement place certain restrictions on SunGard and its subsidiaries’ conduct of business prior to the closing of the Mergers.

The Merger Agreement restricts SunGard and its subsidiaries from taking certain specified actions without our consent while the Mergers are pending. These restrictions may prevent SunGard from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business or executing certain of its business strategies prior to the completion of the Mergers.

The announcement and pendency of the Mergers could have an adverse effect on our and/or SunGard’s business, financial condition, results of operations or business prospects.

The announcement and pendency of the Mergers could disrupt our and/or SunGard’s businesses in the following ways, among others:

•
our and/or SunGard’s employees may experience uncertainty regarding their future roles in the combined company, which might adversely affect our and/or SunGard’s ability to retain, recruit and motivate key personnel;

•
the attention of our and/or SunGard’s management may be directed toward the completion of the Mergers and other transaction-related considerations and may be diverted from the day-to-day business operations of us and/or SunGard, as applicable, and matters related to the Mergers may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us and/or SunGard, as applicable; and

•
customers, suppliers and other third parties with business relationships with us and/or SunGard may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us and/or SunGard as a result of the Mergers, whether pursuant to the terms of their existing agreements with us and/or SunGard or otherwise.

Any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, us and/or SunGard.

Failure to complete the Mergers could negatively impact our future business and financial results.

If the Mergers are not completed, our ongoing business may be adversely affected. We will be subject to several risks, including the following:

•	having to pay certain costs relating to the Mergers, such as legal, accounting, financial advisory, filing and printing fees; and

•
focusing our management on the Mergers instead of on pursuing other opportunities that could have been beneficial to us and our stockholders, in each case without realizing any of the benefits of having the Mergers completed.

We cannot assure prospective holders of the Senior Notes that, if the Mergers are not completed, these risks will not materialize and will not materially adversely affect our business and financial results.

The Mergers may be completed even though material adverse changes may result from the announcement of the Mergers, industry-wide changes or other causes.

In general, either party can refuse to complete the Mergers if there is a material adverse effect affecting the other party prior to the closing of the Mergers. However, some types of changes do not permit either party to refuse to complete the Mergers, even if such changes would have a material adverse effect on us or SunGard. If adverse changes occur but we still complete the Mergers, our future results of operations or financial condition could be adversely affected.

Risks Related to the Combined Company Following the Mergers

Successful integration of SunGard with us and successful operation of the combined company is not assured and the combined company may not be able to realize the anticipated benefits of the Mergers. Also, integration efforts may divert the attention of management away from operations.

Realization of the anticipated benefits in the Mergers will depend, in part, on the combined company’s ability to successfully integrate the businesses and operations of SunGard and us. Integrating and coordinating certain aspects of the operations and personnel of SunGard with us will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, may disrupt the businesses of either or both of the companies and may not result in the full benefits expected by us and SunGard, including cost synergies expected to arise from overlapping functions. The potential difficulties, and resulting costs and delays, include:

•	managing a larger combined company;

•	consolidating corporate and administrative infrastructures;

•	difficulties attracting and retaining key personnel;

•	loss of customers and suppliers and inability to attract new customers and suppliers;

•	unanticipated issues in integrating information technology, communications and other systems; and

•	unforeseen and unexpected liabilities related to the Mergers or SunGard’s business.

Additionally, the integration of our and SunGard’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm the combined company’s business, financial condition and operating results. If the combined company is not successfully integrated, the anticipated benefits of the Mergers, including cost synergies, may not be realized fully or at all or may take longer to realize than expected. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset the integration costs over time.

We will incur substantial additional indebtedness in connection with the Mergers, which may adversely affect our business and results of operations.

In connection with the Mergers, we will incur significant new debt. This increased level of debt could, among other things:

•
require the combined company to dedicate a large portion of its cash flow from operations to the servicing and repayment of its debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•
limit the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit the combined company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	restrict the combined company’s ability to make strategic acquisitions or dispositions or to exploit business opportunities;

•	place the combined company at a competitive disadvantage compared to its competitors that have less debt;

•	adversely affect the combined company’s credit rating, with the result that the cost of servicing the combined company’s indebtedness might increase;

•	adversely affect the market price of our common stock; and

•	limit the combined company’s ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt.

The combined company’s business and operating results could be adversely affected if it experiences business interruptions, errors or failure in connection with its or third-party information technology and communication systems and other software and hardware used in connection with its business, if it experiences defects or design errors in the software solutions it offers, or more generally, if the third-party vendors it relies upon are unwilling or unable to provide the services it needs to effectively operate its business.

The ability of each of FIS and SunGard to provide timely and accurate client solutions and services depends on the efficient and uninterrupted operation of its information technology and communications systems and other software and hardware used in connection with its business, whether owned by it or its vendors. Despite any precautions it may take, the systems, software and hardware of the combined company and those of its vendors could be exposed to damage or interruption from circumstances beyond its or their control, such as fire, natural disasters, systems failures, power outages, data protection breaches and other cyber-attacks, terrorism, energy loss, telecommunications failure, and computer viruses. An operational error, delay, failure or outage in the combined company’s information technology and communication systems, software and hardware or those of its vendors could result in loss of clients, damage to client relationships, reduced revenue and profits, refunds of client charges and damage to its reputation, and may result in additional expense to repair or replace damaged equipment and remedy data loss or corruption resulting from the interruption. Although we and SunGard each have taken steps to prevent system failures and have back-up systems and procedures to prevent or reduce disruptions, such steps may not prevent an interruption of services and their disaster recovery planning may not be sufficient to account for all contingencies. Additionally, insurance may not adequately compensate the combined company for all losses or failures that may occur. The occurrence of any one of the above events could have a material adverse effect on the combined company’s business, financial condition, results of operation and reputation.

Further, most of the solutions offered by the combined company are very complex software systems that are regularly updated. No matter how careful the design and development, complex software often contains errors and defects when first introduced and when major new updates or enhancements are released. If errors or defects are discovered in FIS’s or SunGard’s current or future products, we may not be able to correct them in a timely manner, if at all. In FIS’s or SunGard’s development of updates and enhancements to its software solutions, it may make a major design error that makes the product operate incorrectly or less efficiently. The failure of software to properly perform could result in the combined company and its clients being subjected to losses or liability, including censures, fines, or other sanctions by applicable regulatory authorities, and it could be liable to parties who are financially harmed by those errors. In addition, such errors could cause the combined company to lose revenues, lose clients or damage its reputation.

For approximately one week in August 2015, certain U.S. operations of a single SunGard customer were disrupted by an issue affecting its SunGard-hosted fund accounting platform that occurred following a recommended operating system update implemented by SunGard. The customer uses the platform for the processing of net asset values (NAVs) for certain mutual funds, exchange-traded funds and collective investment funds. No data was lost as a result of the incident. Delayed publication of NAVs or use of alternative NAVs may have affected some of the customer’s clients. No other SunGard customers were disrupted. SunGard is evaluating the possible impact of the event. At this preliminary stage, we are unable to determine the amount of costs or any other consequences that the combined company may be subject to as a result of this incident.

In addition, each of FIS and SunGard generally depends on a number of third parties, both in the United States and internationally, to supply elements of its systems, computers, research and market data, connectivity, communication network infrastructure, other equipment and related support and maintenance. There is no assurance that any of these vendors will be able to continue providing these services to effectively meet the combined company’s evolving needs. If vendors fail to meet their obligations, provide poor or untimely service, or the combined company is unable to make alternative arrangements for the provision of these services, the combined company may in turn fail to provide its services or to meet its obligations to its customers, and its business, financial condition and operating results could be materially harmed.

The combined company’s business will be subject to the risks of doing business internationally.

The international operations of FIS represented approximately 22% of its total 2014 revenues, and are largely conducted in currencies other than the U.S. Dollar, including the Brazilian Real, British Pound, Euro and Indian Rupee. SunGard derives an even greater percentage of its total revenues outside the United States, primarily from customers located in Europe. Over the past few years SunGard has expanded its operations in certain emerging markets in Asia, Africa, Europe, the Middle East and South America. As a result, the combined company will to a greater degree be subject to risks associated with doing business internationally. Accordingly, its business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country or region’s political and cultural climate or economic condition, including change in governmental regime;

•	unexpected or unfavorable changes in foreign laws, regulatory requirements and related interpretations;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•
trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	trade sanctions imposed by the United States or other governments with jurisdictional authority over our business operations;

•	the effects of applicable and potentially adverse foreign tax law changes;

•	significant adverse changes in foreign currency exchange rates;

•	longer accounts receivable cycles;

•	managing a geographically dispersed workforce;

•	difficulties associated with repatriating cash in a tax-efficient manner; and

•	compliance with the United States Foreign Corrupt Practices Act, or FCPA, and the Office of Foreign Assets Control regulations, particularly in emerging markets.

In foreign countries, particularly in those with developing economies, certain business practices may exist that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws. Although our and SunGard’s policies and procedures require compliance with these laws and are designed to facilitate compliance with these laws, our and SunGard’s employees, contractors and agents may take actions in violation of applicable laws or our policies. Any such violation, even if prohibited by our or SunGard’s policies, as applicable, could have a material adverse effect on the combined company’s business and reputation.

As the combined company expands its international operations, more of our clients may pay us in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that can negatively impact our results, period to period, including relative to analyst estimates or guidance. Our primary exposure to movements in foreign currency exchange rates relates to foreign currencies in Brazil, Europe, Australia and parts of Asia. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on the business, financial position and results of operations of the combined company.

The combined company’s business may suffer if it does not retain its senior management.

The combined company’s future success requires it to continue to attract and retain competent personnel. In particular, the combined company’s future success will depend on its senior management. As a result of the Mergers, our and SunGard’s current and prospective employees could experience uncertainty about their future roles and the integration process. The loss of services of members of the combined company’s senior management team could adversely affect its business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and the combined company may be unable to locate or employ qualified personnel on acceptable terms.

There could be significant liability for the combined company if all or part of the AS Split-Off were determined to be taxable for U.S. federal or state income tax purposes.

On March 31, 2014, SunGard completed the split-off of its Availability Services ("AS") business to its existing stockholders, including its private equity owners, on a tax-free and pro-rata basis (the “AS Split-Off”). At the time SunGard received opinions from outside tax counsel to the effect that the AS Split-Off should qualify for tax-free treatment as transactions described in Section

355 and related provisions of the Internal Revenue Code, as amended (the “Code”). In addition, actions taken following the AS Split-Off, including the Mergers and certain 50 percent or greater changes by vote or value of the stock ownership of the new entity conducting the AS business, may cause the AS Split-Off to be taxable to the combined company. In connection with the Mergers, we and SunGard expect to receive opinions of outside tax counsel to the effect that the Mergers should not cause the AS Split-off to fail to so qualify, although receipt of such opinions is not a condition to the closing of the Mergers.

Notwithstanding the receipt of tax opinions, the tax-free treatment of the AS Split-off is not free from doubt, and there is a risk that the Internal Revenue Service (the “IRS”), a state taxing authority or a court could conclude to the contrary that the separation of the AS business from SunGard may not qualify as tax-free transactions. An opinion of tax counsel is not binding on the IRS, state taxing authorities or any court and as a result there can be no assurance that a tax authority will not challenge the tax-free treatment of all or part of the AS Split-Off or that, if litigated, a court would not agree with the IRS or a state taxing authority. Further, these tax opinions rely on certain facts, assumptions, representations, warranties and covenants from SunGard, the new entity conducting the AS business and from some of SunGard’s stockholders regarding the past and future conduct of the companies’ respective businesses, share ownership and other matters. If any of the facts, assumptions, representations, warranties and covenants on which the opinions rely is inaccurate or incomplete or not satisfied, the opinions may no longer be valid. Moreover, the IRS or state taxing authority could determine on audit that the AS Split-Off is taxable if it determines that any of these facts, assumptions, representations, warranties or covenants are not correct or have been violated or if it disagrees with one or more conclusions in the opinions or for other reasons.

If the AS Split-Off is determined to be taxable, the combined company and possibly its stockholders could incur significant income tax liabilities. These tax liabilities could have a material adverse effect on the combined company’s business, financial condition, results of operations and cash flows.

Actions taken by SunGard Availability Services Capital, Inc. or its stockholders could cause the AS Split-Off to fail to qualify as a tax-free transaction, and SunGard Availability Services Capital, Inc. may be unable to fully indemnify SunGard for the resulting significant tax liabilities.

Pursuant to the Tax Sharing and Disaffiliation Agreement (“Tax Sharing Agreement”) that SunGard entered into with SunGard Availability Services Capital, Inc (“SpinCo”), SpinCo is required to indemnify SunGard for certain taxes relating to the AS Split-Off that result from (i) any breach of the representations or the covenants made by SpinCo regarding the preservation of the intended tax-free treatment of the AS Split-Off, (ii) any action or omission that is inconsistent with the representations, statements, warranties and covenants provided to tax counsel in connection with their delivery of tax opinions to SunGard with respect to the AS Split-Off, and (iii) any other action or omission that was likely to give rise to such taxes when taken, in each case, by SpinCo or any of its subsidiaries. Conversely, if any such taxes are the result of such a breach or certain other actions or omissions by SunGard, SunGard would be wholly responsible for such taxes. In addition, if any part of the AS Split-Off fails to qualify for the intended tax-free treatment for reasons other than those for which SunGard or SpinCo would be wholly responsible pursuant to the provisions described above, SpinCo will be obligated to indemnify SunGard for 23% of the liability for taxes imposed in respect of the AS Split-Off and SunGard would bear the remainder of such taxes. If SpinCo is required to indemnify SunGard for any of the foregoing reasons, SpinCo’s indemnification liabilities could potentially exceed its net asset value and SpinCo may be unable to fully reimburse or indemnify SunGard for its significant tax liabilities arising from the AS Split-Off as provided by the Tax Sharing Agreement.

The market price of FIS common stock after the Mergers may be subject to significant fluctuations and may be affected by factors different from those currently affecting the market price of FIS common stock.

Upon completion of the Mergers, each SunGard stockholder will become an FIS stockholder. While FIS common stock has an observable trading history, FIS common stock on a post-Mergers basis may trade differently than its pre-Mergers trading history, and the market price of FIS common stock could be subject to significant fluctuations following the Mergers. In addition, the businesses of FIS differ from those of SunGard in important respects and, accordingly, the results of operations of the combined company and the market price of FIS common stock following the Mergers may be affected by factors different from those currently affecting the independent results of operations of FIS and SunGard.

If holders of SunGard Stock who receive FIS common stock in the transaction sell that stock immediately, it could cause a decline in the market price of FIS common stock.

All of the shares of FIS common stock to be issued in the Mergers will be immediately available for resale in the public market, subject to the limitations on resale by certain SunGard stockholders during the first six months following the effective time of the Mergers. As a result of future sales of such common stock, or the perception that these sales could occur, the market price of FIS common stock may decline and could decline significantly after the Mergers are completed.

The Mergers may cause dilution to FIS’ earnings per share, which may negatively affect the market price of FIS common stock.

Although FIS anticipates that the Mergers will have an immediate accretive impact on the adjusted earnings per share of FIS common stock, FIS’ current expectation is based on preliminary estimates as of the date of the public announcement of the Mergers, which may materially change. FIS could also encounter additional transaction-related costs or other factors, such as the failure to realize all of the benefits anticipated to result from the Mergers. In addition, FIS expects that SunGard stockholders and holders of SunGard equity-based awards immediately prior to the Mergers will own, in the aggregate, approximately 13% of the then outstanding shares of FIS common stock following the Mergers, based on the number of outstanding shares of FIS common stock on July 30, 2015. Once its shares are issued in the Mergers, FIS’ earnings per share may be lower than it would have been in the absence of the Mergers. All of these factors could cause dilution to FIS’ earnings per share or decrease or delay the expected accretive effect of the Mergers, and cause a decrease in the market price of FIS common stock. There can be no assurance that any increase in FIS’ earnings per share will occur, even over the long term. Any increase in FIS’ earnings per share as a result of the Mergers is likely to require, among other things, FIS to successfully manage the operations of SunGard and increase the consolidated earnings of FIS after the Mergers.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 5, 2015	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 5, 2015	By:	/s/ MICHAEL A. NUSSBAUM
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