Form 10-K
period 2015-12-31
Fidelity National Information Services, Inc.
filed 2016-02-26
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $17,226,071,065 based on the closing sale price of $61.80 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 324,815,641 as of January 31, 2016.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2015, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2015 FORM 10-K ANNUAL REPORT

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	26
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosure About Market Risks	43
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
Item 9A.	Controls and Procedures	87
Item 9B.	Other Information	87
PART III
Item 10.	Directors and Executive Officers of the Registrant	87
Item 11.	Executive Compensation	87
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87
Item 13.	Certain Relationships and Related Transactions	87
Item 14.	Principal Accounting Fees and Services	87

PART IV
Item 15.	Exhibits and Financial Statement Schedules	88
Signatures		98
EX-10.29
EX- 10.33
EX-10.37
EX-10.41
EX-10.43
EX-10.44
EX-10.45
EX-10.46
EX-10.47
EX-10.48
EX-10.58
EX-10.59
EX-10.60
EX-10.61
EX-10.62
EX-10.63
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

PART I

Item 1.    Business

Overview

FIS is a global leader in financial services technology which offers a broad range of solutions in retail and enterprise banking, payments, capital markets, asset and wealth management, risk and compliance, treasury and insurance, as well as providing financial consulting and outsourcing services. With a long history deeply rooted in the financial services sector, FIS serves more than 20,000 institutions in over 130 countries. Headquartered in Jacksonville, Florida, FIS employs approximately 55,000 people worldwide and holds leadership positions in payment processing, financial software, capital markets and banking solutions. Through our Capco brand, we deliver a wide range of information technology consulting, advisory and transformational services to financial institutions globally. Providing software, services and outsourcing of the technology that drives financial institutions, FIS is a Fortune 500 company and is a member of Standard & Poor’s 500® Index.

FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc. and our stock is traded on the New York Stock Exchange under the trading symbol "FIS".

We have grown organically as well as through acquisitions, which have contributed critical applications and services that complement or enhance our existing offerings, diversifying our revenues by customer, geography and service offering. These acquired offerings include integrated consulting services, integrated core banking and payment solutions, mobile banking solutions, item processing services, card issuer services, risk management solutions, electronic loan amendment applications and services, electronic funds transfer ("EFT") services, and prepaid/gift card processing for community banks, credit unions, and other financial institutions. We sell many of these solutions to domestic companies, as well as to global organizations and companies domiciled both within and outside of North America, where our solutions are able to be deployed across multiple regions. Our strategic acquisitions have enabled us to broaden our available solution sets, scale our operations, develop our global consulting expertise, expand and diversify our customer base and strengthen our competitive position.

On August 12, 2015, FIS and certain of its wholly owned subsidiaries entered into an Agreement and Plan of Merger (the "Merger Agreement") with SunGard and SunGard Capital Corp. II (collectively “SunGard”) pursuant to which, through a series of mergers, FIS acquired SunGard (collectively the "Acquisition" or the "SunGard acquisition"). FIS completed the Acquisition on November 30, 2015, and SunGard's results of operations and financial position are included in the Consolidated Financial Statements from and after the date of acquisition. The SunGard acquisition increases our existing portfolio of solutions to automate a wide range of complex business processes to financial services institutions and corporate and government treasury departments, adding trading, securities operations, administering investment portfolios, accounting for investment assets, and managing risk and compliance requirements. In addition, the Acquisition now enables us to provide software and technology services to domestic governments at all levels, nonprofits and utilities and to kindergarten through 12th grade ("K-12") educational institutions.

The combination of FIS and SunGard brings together complementary technology solutions and services to enable a much broader technology platform serving our existing and future clients. The combination also enables greater economies of scale, which we expect to translate into improving operating income margins as we integrate operations across the business.

Financial Information About Operating Segments and Geographic Areas

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We re-cast all previous periods to conform to the new segment presentation. With the acquisition and integration of SunGard, another significant assessment of organizational structure and decision-making around the allocation of resources and analysis of performance is underway and may result in a change in our reportable segments in 2016. For 2015 after the Acquisition, SunGard is included within the GFS segment as its economic characteristics, international business model, and various other factors are largely aligned with those of our GFS segment. For information about our revenues and assets by geographic area see Notes 2(n) and 18 of the Notes to Consolidated Financial Statements.

Competitive Strengths

We believe our competitive strengths include the following:

•
Brand - FIS has built a global brand known for innovation and thought leadership in the financial services sector. Our Capco subsidiary extends the strong brand through integrated consulting and technology services in this sector, and the completion of the Acquisition will help us expand our brand through the relationships SunGard built across 14,000 customers in more than 100 countries.

•
Global Distribution and Scale - Our worldwide presence, array of solution offerings, customer breadth, established infrastructure and employee depth enable us to leverage our client relationships and global scale to drive revenue growth and operating efficiency.   We are a global leader in the markets we serve, supported by a large, knowledgeable talent pool of employees around the world. The complementary solutions and global reach of SunGard further extends our global distribution and scale.

•
Extensive Domain Expertise and Extended Portfolio Depth - FIS has a significant number and wide range of high-quality software applications and service offerings that have been developed over many years with substantial input from our customers. With a business model founded on software and addressing industry verticals that are largely complementary to ours, the Acquisition allows us to extend our breadth of applications and service offerings to financial institutions and other customers. Our broad portfolio of solutions includes a wide range of flexible service arrangements for the deployment and support of our software, from managed processing arrangements, either at the customer's site or at an FIS location, to traditional license and maintenance fee approaches. This broad solution set allows us to bundle tailored or integrated services to compete effectively. In addition, FIS is able to use the modular nature of our software applications and our ability to integrate many of our services with the services of others to provide customized solutions that respond to individualized customer needs. We understand the needs of our customers and have developed and acquired innovative solutions that can give them a competitive advantage and reduce their operating costs.

•
Excellent Relationship with Customers - A significant percentage of FIS’ business with our customers relates to core processing applications and services provided under multi-year, recurring contracts. The nature of these relationships allows us to develop close partnerships with these customers, resulting in high client retention rates. As the breadth of FIS’ service offerings has expanded, we have found that our access to key customer personnel is increasing, presenting greater opportunities for cross-selling and providing integrated, total solutions to our customers. SunGard has served many of its customers for well over a decade. As a result, the Acquisition now significantly extends our access to key customer personnel and further strengthens the customer relationships with those institutions, as it adds relationships with an incremental and broad range of end users, including asset managers, CFOs and Treasurers, traders on the sell-side and buy-side, securities operations managers, fund administrators, risk and compliance officers, plan administrators, and registered investment advisors.

Strategy

Our mission is to deliver superior solutions and services to our clients, which will result in sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal has been and continues to be built on the following pillars:

•
Expand Client Relationships - The overall market we serve continues to gravitate beyond single-product purchases to multi-solution partnerships. As the market dynamics shift, we expect our clients to rely more on our multidimensional service offerings. Our leveraged solutions and processing expertise can produce meaningful value and cost savings for our clients through more efficient operating processes, improved service quality and convenience for our clients' customers.  The complementary solution set acquired from SunGard is expected to help these expanding relationships.

•
Build, Buy, or Partner to Add Solutions to Cross-Sell  - We continue to invest in growth through internal product development, as well as through acquisitions and equity investments that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross-sell. The Acquisition adds a significant incremental solution set to our portfolio of offerings. We also partner from time to time with other entities to provide comprehensive offerings to our customers. By investing in solution innovation and integration, we continue to expand our value proposition to our clients.

•
Support Our Clients Through Transformation - Changing market dynamics, particularly in the areas of information security, regulation and innovation, are transforming the way our clients operate, which is driving incremental demand for our leveraged solutions, consulting expertise, and services around our intellectual property. As customers evaluate technology, business process changes and vendor risks, our depth of services capabilities enables us to become involved earlier in their planning and design process and assist them as they manage through these changes.

•
Continually Improve to Drive Margin Expansion  - We strive to optimize our performance through investments in infrastructure enhancements, our workforce and other measures that are designed to create organic revenue and margin expansion. With the Acquisition and the resulting extended economies of scale, we are pursuing further margin expansion as we integrate our operations globally.

•
Build Global Diversification - We continue to deploy resources in global markets where we expect to achieve meaningful scale. The SunGard acquisition adds significant customers, resources and solutions globally.

Revenues by Segment

The table below summarizes our revenues by reporting segment (in millions):

	2015	2014	2013
IFS	$3,928.9	$3,858.8	$3,712.0
GFS	2,717.1	2,557.3	2,353.9
Corporate & Other	(50.8)	(2.3)	(2.5)
Total Consolidated Revenues	$6,595.2	$6,413.8	$6,063.4

Integrated Financial Solutions ("IFS")

The Integrated Financial Solutions segment is focused on serving the North American regional and community bank market for transaction and account processing, payment solutions, channel solutions, digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, product integration, information and security, and compliance in a cost effective manner.

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

•
Digital Solutions, Including Internet, Mobile and eBanking.  Our comprehensive suite of retail delivery applications enables financial institutions to integrate and streamline customer-facing operations and back-office processes, thereby improving customer interaction across all channels (e.g., branch offices, Internet, ATM, Mobile, call centers). FIS' focus on consumer access has driven significant market innovation in this area, with multi-channel and multi-host solutions and a strategy that provides tight integration of services and a seamless customer experience. FIS is a leader in mobile banking solutions and electronic banking enabling clients to manage banking and payments through the Internet, mobile devices, accounting software and telephone. Our corporate electronic banking solutions provide commercial treasury capabilities including cash management services and multi-bank collection and disbursement services that address the specialized needs of corporate clients. FIS systems provide full accounting and reconciliation for such transactions, serving also as the system of record.

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

•
Card Solutions.  More than 5,900 financial institutions use a combination of our technology and/or services to issue VISA®, MasterCard® or American Express® branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. We offer Europay, MasterCard and VISA ("EMV") integrated circuit cards, often referred to as smart cards or chip cards, as well as a variety of stored-value card types and loyalty/reward programs. Our integrated services range from card production and activation to processing to an extensive range of fraud management services and value-added loyalty programs designed to increase card usage and fee-based revenues for financial institutions and merchants. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing clients. We are also a leading provider of prepaid card services, which include gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs.

•
Item Processing and Output Services.  Our item processing services furnish financial institutions with the equipment needed to capture data from checks, transaction tickets and other items; image and sort items; process exceptions through keying; and perform balancing, archiving and the production of statements. Our item processing services are performed at one of our multiple item processing centers located throughout the U.S. or on-site at client locations. Our extensive solutions include distributed (i.e., non-centralized) data capture, mobile deposit capture, check and remittance processing, fraud detection, and document and report management. Clients encompass banks and corporations of all sizes, from de novo banks to the largest financial institutions and corporations. We offer a number of output services that are ancillary to the primary solutions we provide, including print and mail capabilities, document composition software and solutions, and card personalization fulfillment services. Our print and mail services offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs. We provide our card personalization fulfillment services for branded credit cards and branded and non-branded debit and prepaid cards.

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

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest financial institutions around the globe with banking and payments solutions, as well as consulting and transformation services. The GFS segment has extended its reach through the Acquisition, and now also delivers a broader array of capital markets and asset management solutions and services as well as insurance and public sector and education solutions and services.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries around the world. As a result of the SunGard acquisition, GFS clients now also include asset managers, buy- and sell-side securities and trading firms, insurers, private equity firms and local governments. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house,” using consulting and third party service providers as well as fully outsourced end-to-end solutions. We have long established relationships with many of these financial institutions that generate significant recurring revenue. This segment also includes the Company's consolidated Brazilian Venture (see Note 5 of the Notes to Consolidated Financial Statements). Our solutions in this segment include:

•
Retail Banking and Payments Services. Our GFS operations leverage existing applications and provide services for the specific business needs of our customers in targeted global markets. Services are delivered from our operations centers around the world. Our payment solutions services include fully outsourced card-issuer services and customer support, payment processing and switching services, prepaid and debit card processing, item processing, software licensing and maintenance, outsourced ATM management and retail point-of-sale check warranty services. Our financial solutions services include fully outsourced core bank processing arrangements, application management, software licensing and maintenance and facilities management.

•
Securities Processing and Finance. Our offerings help financial institutions to increase the efficiency, transparency and control of their back-office trading operations, post-trade processing and settlement, risk management, securities lending, syndicated lending, tax processing, and regulatory compliance. The breadth of our offerings also facilitates advanced business intelligence and market data distribution based on our extensive market data access.

•
Asset Management. We offer solutions that help institutional investors, hedge funds, private equity firms, fund administrators and securities transfer agents improve both investment decision-making and operational efficiency, while managing risk and increasing transparency. Our solutions support every stage of the investment process, from research and portfolio management, to valuation, risk management, compliance, investment accounting, transfer agency and client reporting.

•
Global Trading. Our trading solutions provide trade execution, data and network solutions to financial institutions, corporations and municipalities in North America, Europe and other global markets across a variety of asset classes. Our trade execution and network solutions help both buy- and sell-side firms improve execution quality, decrease overall execution costs and address today’s trade connectivity challenges.

•
Corporate Liquidity. Our corporate liquidity solutions help chief financial officers and treasurers manage working capital by increasing visibility to cash, reducing risk and improving communication and response time between a company’s buyers, suppliers, banks and other stakeholders. Our end-to-end collaborative financial management framework helps bring together receivables, treasury and payments for a single view of cash and risk, which helps our clients optimize business processes for enhanced liquidity management.

•
Insurance. Our insurance offerings provide solutions for a variety of insurance lines, including life and health, annuities and pensions, property and casualty, reinsurance and asset management. Our software and services help support front office and back office functions including actuarial risk calculations, policy administration and financial and investment accounting and reporting.

•
Wealth Management. We provide wealth management solutions that help banks, trust companies, brokerage firms, insurance firms, benefit administrators and independent advisors acquire, service and grow their client relationships. We provide solutions for client acquisition, transaction management, trust accounting and recordkeeping that can be deployed as stand-alone products or as part of an integrated wealth management platform.

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

•
Strategic Consulting Services. Capco provides complex, integrated consulting, technology and complex, large-scale IT transformation services to financial institutions. Capco consultants work with financial institutions to design and implement improvements in their information technology architecture, providing design, digital strategy consulting, program and change management and delivery services. Global financial institutions in particular can benefit from the combination of Capco's expertise with FIS' broad solution set as they transform in the evolving marketplace to restore customer confidence, reduce their cost structure and provide innovative solutions to their customers.

•
Public Sector and Education. Our solutions provide clients domain-specific, mission critical enterprise resource planning and administrative software to domestic state and local governments and K-12 educational institutions. Our public sector offerings are designed to meet the specialized needs of local and state governments, public safety and justice agencies, and K-12 educational institutions. These offerings include software and technology services supporting a range of specialized enterprise resource planning and administrative processes for functions such as accounting, human resources, emergency dispatch operations, the operation of courts and jails, and K-12 student information systems.

Corporate and Other Segment

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments. The composition of our Corporate and Other segment changed with the new segment presentation in 2015. Specifically, corporate costs such as sales, finance, human resources, etc. that are directly attributable to the reporting segments have been allocated to those segments.

Sales and Marketing

We see a trend in the buying behavior of financial services sector clients away from single products and toward integrated solutions that best suit a particular market of clients. We have experienced sales personnel with expertise in particular services and markets, as well as in the needs of particular types of customers. We believe that focusing our expertise in specific markets (e.g., global financial institutions, North American financial institutions) and tailoring integrated solution sets of particular value to participants in those markets enables us to leverage opportunities to cross-sell and up-sell. As a result of the SunGard acquisition, we continue to realign our sales teams to better match our solution expertise with the market opportunity and customer demand. We target the majority of our potential customers via direct and/or indirect field sales, as well as inbound and outbound lead generation and telesales efforts.

Our global marketing strategy is to develop and lead the execution of the IFS and GFS strategic marketing plans in support of their revenue and profitability goals and the FIS brand. Key components include thought leadership, integrated programs with consistent message development, internal and external communications, client conference content management, web content creation and management, trade shows, demand generation campaigns and collateral development and management.

Patents, Copyrights, Trademarks and Other Intellectual Property

The Company owns intellectual property, including trademarks, trade names, copyrights and patents, which we believe is important to our future success. Although we acquired the trademarks and trade names used by SunGard, we note that following the split-off of the Availability Services (“AS”) business by SunGard in 2014, AS has the right to use the Sungard Availability Services name, which does not include the right to use the SunGard name or its derivatives.

We rely on a combination of contractual restrictions, internal security practices, patents, copyrights and applicable law to establish and protect our software, technology and expertise worldwide. We rely on trademark law to protect our rights in our brands. We intend to continue taking appropriate measures to protect our intellectual property rights, including by legal action when necessary and appropriate. In general, we own the proprietary rights necessary for the conduct of our business, although we do license certain items from third parties under arms-length agreements for varying terms, including some "open source" licenses.

Competition

The markets for our solutions and services are intensely competitive. Depending on the business line, in both our IFS and GFS segments, our primary competitors include internal technology departments within financial institutions and retailers, data processing or software development departments of large companies or large computer manufacturers and companies that deliver software and integrated services to the financial services industry, third-party payment processors, securities exchanges, asset managers, card associations, clearing networks or associations, trust companies, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services, strategic consulting and technology consulting firms, and business process outsourcing companies. Many of these companies compete with us across multiple solutions, markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services across our segments include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, the ability of the provider to maintain, enhance and support the applications or services, price and overall relationship management. We believe we compete favorably in each of these categories. In addition, we believe our financial services industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual clients, enhances our competitiveness against companies with more limited offerings.

Research and Development

Our research and development activities have related primarily to the design and development of processing systems and related software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities surrounding our outsourcing infrastructure. In addition, we intend to offer services compatible with new and emerging delivery channels.

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity-type functions within a technology platform environment. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In each of the years ended December 31, 2015, 2014 and 2013, approximately 2% to 3% of revenues were invested in research and development efforts. SunGard historically invested a higher percentage of its revenues in research and development, and that trend is expected to continue, which will result in a higher overall consolidated ratio as well.

Government Regulation

Our services are subject to a broad range of complex federal, state, and foreign regulation and requirements, as well as requirements under the rules of self-regulatory organizations, including federal truth-in-lending and truth-in-savings rules, Regulation AA (Unfair or Deceptive Acts or Practices), privacy laws, usury laws, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Securities Exchange Act of 1934 (the "1934 Act"), the Investment Advisors Act of 1940 (the "1940 Act"), the U.S. Foreign Corrupt Practices Act, and the rules and regulations of the Financial

Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (“SEC”) and the Financial Conduct Authority in the U.K. (“FCA”). The compliance of our services and applications with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. In some cases, we are directly subject to regulatory oversight and examination. In other cases, our clients are contractually responsible for determining what is required of them under applicable laws and regulations so that we can assist them in their compliance efforts. In either case, the failure of our services to comply with applicable laws and regulations may result in restrictions on our ability to provide them and/or the imposition of civil fines and/or criminal penalties. The principal areas of regulation impacting our business are:

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

Our U.S.-based wealth management business holds charters in the states of Georgia and Delaware, which makes us subject to regulatory compliance requirements of the Georgia Department of Banking and Finance and the Office of the Commissioner of Banking in the State of Delaware.

•
Oversight by Securities Regulators. Our subsidiary that conducts our broker-dealer business in the U.S. is registered as a broker-dealer with the SEC, is a member of FINRA, and is registered as a broker-dealer in numerous states. Our broker-dealer is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer. State securities regulators also have regulatory or oversight authority over our broker-dealer. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, public and private securities offerings, use and safekeeping of customers’ funds and securities, capital structure, record keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Our subsidiaries also include an SEC-registered investment adviser and SEC-registered transfer agent. Our registered investment adviser is subject to the fiduciary and other obligations imposed on investment advisors under the 1940 Act, and the rules and regulations promulgated thereunder, as well as various state securities laws. Our registered transfer agent is subject to the 1934 Act and the rules and regulations promulgated thereunder. These laws and regulations generally grant the SEC and other supervisory bodies broad administrative powers to address non-compliance with regulatory requirements. Sanctions that may be imposed for non-compliance with these requirements include the suspension of individual employees, limitations on engaging in certain activities for specified periods of time or for specified types of clients, the revocation of registrations, other censures and significant fines.

Subsidiaries engaged in activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For example, pursuant to the U.K. Financial Services and Markets Act 2000 ("FSMA"), certain of our subsidiaries are subject to regulations promulgated and administered by the FCA. The FSMA and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures.

•
Privacy.  Our financial institution clients are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act. These regulations place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our clients as apply to the financial institutions themselves. Our businesses operating outside of the U.S. are subject to other legal requirements concerning the use and protection of certain customer information, including the E.U. Data Protection Directive and various laws in Asia, including the Japanese Personal Information (Protection) Law, the Hong Kong Personal Data (Protection) Ordinance and the Australian Privacy Act. FIS has adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.

•
Money Transfer.  Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. These businesses may also be subject to certain state, local and tribal licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission and the sale of stored value cards to register as a money transmitter with that jurisdiction's banking department. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement anti-money laundering programs. We have implemented policies, procedures and internal controls that are designed to comply with all applicable anti-money laundering laws and regulations. FIS has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on external threats to the U.S. foreign policy, national security, or economy; by other governments; or by global or regional multilateral organizations, such as the United Nations Security Council and the European Union as applicable.

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

Our consumer reporting and facing businesses are subject to CFPB bulletin 2013-7 (an update to the former Regulation A- Unfair Deceptive Acts or Practices), which states the definition of Unfair, Deceptive or Abusive Acts or Practices (UDAAP). This specific bulletin states that UDAAPs can cause significant financial injury to consumers, erode consumer confidence, and undermine fair competition in the financial marketplace. Original creditors and other covered persons and service providers under the Dodd-Frank Act involved in collecting debt related to any consumer financial product or service are subject to the prohibition against UDAAPs in the Dodd-Frank Act.

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

•
Anti-Corruption. FIS is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, in the jurisdictions in which it operates. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. FIS has implemented policies, procedures, and internal controls that are designed to comply with such laws, rules and regulations.

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

FIS remains focused on making strategic investments in information security to protect our clients and our information systems. This includes both capital expenditures and operating expenses on hardware, software, personnel and consulting services. We also participate in industry and governmental initiatives to improve information security for our clients. Through the expertise we have gained with this ongoing focus and involvement, we have developed fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry.

For more information on Information Security, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of December 31, 2015, we had approximately 55,000 employees, including approximately 34,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 12,000 of our employees, primarily in Brazil, Germany, Tunisia and France are represented by labor unions or works councils. We consider our relations with our employees to be good.

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

There has been and continues to be substantial consolidation activity in the banking and financial services industry. In addition, many financial institutions that experienced negative operating results, including some of our clients, have failed. These consolidations and failures reduce our number of potential clients and may reduce our number of existing clients, which could adversely affect our revenues, even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our clients fail and/or merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services we currently provide or could provide. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

If we fail to innovate or adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose clients or our clients could lose customers and have difficulty attracting new clients for our services.

The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current services, and develop and introduce new services that address the increasingly sophisticated needs of our clients and their customers. In addition, as more of our revenue shifts to SaaS, cloud, BPaaS and services, the need to keep pace with rapid technology changes becomes more acute. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these services, or that our new services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Any of these developments could have an adverse impact on our future revenues and/or business prospects.

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

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results, particularly with respect to our capital markets businesses, may suffer for a number of reasons. Customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their information technology spending. In addition, customers may curtail or discontinue trading operations, delay or cancel information technology projects, or seek to lower their costs by renegotiating vendor contracts. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results.

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

Our results may fluctuate from period to period because of the lengthy and unpredictable sales cycle for our software, changes in our mix of licenses and services, activity by competitors, and customer budgeting or operations requirements or renewal cycles.

Particularly with respect to the legacy SunGard business, our operating results may fluctuate from period to period and be difficult to predict in a particular period due to the timing and magnitude of software license sales and other factors. We offer a number of our software solutions on a license basis, which means that the customer has the right to run the software on its own computers. The customer usually makes a significant up-front payment to license software, which we generally recognize as revenue when the license contract is signed and the software is delivered. The size of the up-front payment often depends on a number of factors that are different for each customer, such as the number of customer locations, users or accounts. The sales cycle for a software license may be lengthy and take unexpected turns. Further, our customers’ business models are shifting away from paying upfront license fees to paying periodic rental fees for services. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Since there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter and year to year due to the timing and magnitude of software sales.

Our results may also vary as a result of pricing pressures, increased cost of equipment, the evolving and unpredictable markets in which our solutions and services are sold, changes in accounting principles, and competitors’ new solutions or services.

In addition, there are a number of other factors that could cause our sales and results of operation to fluctuate from period to period, including:

•
customers periodically renew or upgrade their installed base of our solutions, which trigger buying cycles for current or new versions of our solutions and our revenue generally fluctuates with these refresh cycles as a result;

•	the budgeting cycles and purchasing practices of customers, particularly large customers;

•	changes in customer, distributor or reseller requirements or market needs;

•	deferral of orders from customers in anticipation of new solutions or offerings announced by us or our competitors or otherwise anticipated by the market;

•	our ability to successfully expand our business domestically and internationally; and

•	insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our solutions.

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

Our business and operating results could be adversely affected if we experience business interruptions, errors or failure in connection with our or third-party information technology and communication systems and other software and hardware used in connection with its business, if we experience defects or design errors in the software solutions we offer, or more generally, if the third-party vendors we rely upon are unwilling or unable to provide the services we need to effectively operate our business.

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

Further, most of the solutions we offer are very complex software systems that are regularly updated. No matter how careful the design and development, complex software often contains errors and defects when first introduced and when major new updates or enhancements are released. If errors or defects are discovered in current or future solutions, we may not be able to correct them in a timely manner, if at all. In our development of updates and enhancements to our software solutions, we may make a major design error that makes the solution operate incorrectly or less efficiently. The failure of software to properly perform could result in the Company and its clients being subjected to losses or liability, including censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, such errors could cause the Company to lose revenues, lose clients or damage its reputation.

For approximately one week in August 2015, certain U.S. operations of a single SunGard customer were disrupted by an issue affecting its SunGard-hosted fund accounting platform that occurred following a recommended operating system update implemented by SunGard. The customer uses the platform for the processing of net asset values (NAVs) for certain mutual funds, exchange-traded funds and collective investment funds. While the incident resulted in delayed publication of certain NAVs or use of alternative NAVs, no data was lost as a result of the incident. The platform is operating as designed and we continue to work with our customer to resolve all resulting matters. No other legacy SunGard customers were disrupted.

In addition, we generally depend on a number of third parties, both in the United States and internationally, to supply elements of our systems, computers, research and market data, connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these third parties will be able to continue providing these services to effectively meet our evolving needs. If our vendors, or in certain cases vendors of our customers, fail to meet their obligations, provide poor or untimely service, or we are unable to make alternative arrangements for the provision of these services, we may in turn fail to provide our services or to meet our obligations to our customers, and our business, financial condition and operating results could be materially harmed.

The Dodd-Frank Act may result in business changes for our clients that could have an adverse effect on our financial condition, revenues, results of operations, or prospects for future growth and overall business.

Our clients are required to comply with numerous regulations. The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the regulations governing the financial services industry within the United States. The Dodd-Frank Act established the CFPB and will require this and other federal agencies to implement many new regulations, which have the potential to increase the amount and types of regulation on areas of our business that were not previously regulated.

Several new regulations and rules will be written and implemented as directed by the Dodd-Frank Act. These new rules and regulations will require our clients or potential clients to comply with new requirements and could require us to directly comply with new regulations. These new requirements could result in the need for FIS to make capital investments to modify our solutions and services to facilitate our clients' and potential clients' compliance, as well as to deploy additional processes or reporting to comply with new regulations. Further, requirements of the new regulations could result in changes in our clients' business practices and those of other marketplace participants that may alter the delivery of services to consumers, which could impact the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our clients. As a result, these new requirements could have an adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.

Many of our clients are subject to a regulatory environment and to industry standards that may change in a manner that reduces the types or volume of solutions or services we provide, or may reduce the type or number of transactions in which our clients engage, and therefore, reduces our revenues.

Our clients are subject to a number of government regulations and industry standards with which our services must comply. Our clients must ensure that our services and related solutions work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our clients' businesses that could lead to increased operating costs and could reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our clients and, therefore, could have a material adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business.

Regulations enacted by the CFPB may require FIS to adopt new business practices which may require capital investment and/or incremental expenses which could impact our future operating results.

The CFPB regulates financial and non-financial institutions and providers to those institutions. The CFPB is establishing its regulatory agenda and will likely pass additional rules for regulating non-financial institution providers to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices. The impact of these rules may require FIS to be subject to additional regulation and adopt additional business practices that could require additional capital expenditures or impact our operating results.

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

From time to time, card associations and debit networks increase the interchange fees that they charge. It is possible that competitive pressures will result in our absorption of a portion of such increases in the future, which would increase our operating costs, reduce our profit margin and adversely affect our business, financial condition, and results of operations. Furthermore, the rules and regulations of the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes.

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

Our securities brokerage operations are highly regulated and subject to risks that are not encountered in our other businesses.

One of our subsidiaries is an SEC registered broker-dealer in the U.S. and others are authorized by the FCA to conduct certain regulated business in the U.K. Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, the Financial Industry Regulatory Authority, and the FCA can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Such sanctions may arise out of currently-conducted activities or those conducted in prior periods. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance, and enforcement of an effective brokerage compliance program. Failure to establish, maintain, and enforce the required brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

We are exposed to certain risks relating to the execution services provided by our brokerage operations to our customers and counterparties, which include other broker-dealers, active traders, hedge funds, asset managers, and other institutional and non-institutional clients. These risks include, but are not limited to, customers or counterparties failing to pay for or deliver securities, trading errors, the inability or failure to settle trades, and trade execution system failures. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we may not be able to limit our liability for trading losses or failed trades even when we are not at fault. As a result, we may suffer losses that are disproportionately large compared to the relatively modest profit contributions of our brokerage operations.

If we fail to comply with applicable regulations or to meet regulatory expectations, our business, results of operations or financial condition could be adversely impacted.

The majority of our data processing services for financial institutions are not directly subject to Federal or State regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our data processing operations are examined on a regular basis by various federal and state regulatory authorities and by international regulatory authorities, such as the FCA, in certain jurisdictions. If we fail to comply with any applicable regulations or guidelines for operations of a data services provider, we could be subject to regulatory actions or rating changes, may not meet contractual obligations, and may suffer harm to our client relationships or reputation. Failure to meet the aforementioned requirements or to adapt to new requirements at the Federal, State or international level could inhibit our ability to retain existing clients or obtain new clients, which could have an adverse impact on our business, results of operations and financial condition.

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

We electronically receive, process, store and transmit sensitive business information of our clients. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records. Such information is necessary to support our clients’ transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of our information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information we secure could be compromised. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records, or could otherwise cause interruptions in our operations. These risks are greater with increased information transmission over the Internet and the increasing level of sophistication posed by cyber criminals.

As a provider of services to financial institutions and a provider of card processing services, we are bound by the same limitations on disclosure of the information we receive from our clients as apply to the clients themselves. If we fail to comply with these regulations and industry security requirements, we could be exposed to suits for breach of contract, governmental proceedings, and the imposition of fines, or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the Federal or State level, or by a specific industry body, they could have an adverse impact on us through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause our existing clients to lose confidence in our systems and terminate their agreements with us, inhibit our ability to attract new clients, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate our business.

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

Some of our solutions contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

We use a limited amount of software licensed by its authors or other third parties under so-called “open source” licenses and may continue to use such software in the future. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. Additionally, the terms of many open source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our solutions. In addition, many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business.

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

Lack of system integrity, fraudulent payments, credit quality, and undetected errors related to funds settlement or the availability of clearing services could result in a financial loss.

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, banking payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment as well as the detection or prevention of fraudulent payments. If our continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised, this could result in a financial loss to us. In addition, we rely on various financial institutions to provide ACH services in support of funds settlement for certain of our solutions. If we are unable to obtain such ACH services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us. Furthermore, if one of our clients for which we facilitate settlement suffers a fraudulent event due to an error of their controls, we may suffer a financial loss if the client does not have sufficient capital to cover the loss.

Failure to properly manage or mitigate risks in the operation of our wealth management businesses in the U.S and the U.K could have adverse liability consequences.

We have wealth management businesses in the U.S. and U.K. engaged in processing securities transactions on behalf of clients and serving as a custodian. Failure to properly manage or mitigate risks in those operations and increased volatility in the financial markets may increase the potential for and magnitude of resulting losses, including those that may arise from human errors or omissions, defects or interruptions in computer or communications systems or  breakdowns in processes or in internal controls.  Human errors or omissions may include failures to comply with applicable laws or corporate policies and procedures, theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties.  In addition, the U.S.-based business holds charters in the states of Georgia and Delaware which exposes us to further regulatory compliance requirements of the Georgia Department of Banking and Finance and the Office of the Commissioner of Banking in the State of Delaware. The U.S. wealth management business is required to hold certain levels of regulatory capital as defined by the state banking regulators in the states in which they hold a bank or trust charter (Delaware and Georgia). In the U.K., our Platform Securities and broker dealer businesses are regulated by the FCA and are subject to further regulatory capital requirements. We also have registered investment advisor and transfer agent businesses regulated by the SEC and subject to further regulatory requirements.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

The international operations of FIS represented approximately 22% of our total 2015 revenues, and are largely conducted in currencies other than the U.S. Dollar, including the Brazilian Real, British Pound, Euro and Indian Rupee. FIS completed the SunGard acquisition on November 30, 2015, and SunGard's revenues are included after the date of acquisition. SunGard legacy businesses derive an even greater percentage of total revenues outside the United States, primarily from customers located in Europe. Over the past few years, SunGard has expanded its operations in certain emerging markets in Asia, Africa, Europe, the Middle East and South America. As a result, following the Acquisition, we are to a greater degree subject to risks associated with doing business internationally. Our business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country or region’s political and cultural climate or economic condition, including change in governmental regime;
•unexpected or unfavorable changes in foreign laws, regulatory requirements and related interpretations;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•inadequate intellectual property protection in foreign countries;

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

In foreign countries, particularly in those with developing economies, certain business practices may exist that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws. Although our policies and procedures require compliance with these laws and are designed to facilitate compliance with these laws, our employees, contractors and agents may take actions in violation of applicable laws or our policies. Any such violation, even if prohibited by our policies could have a material adverse effect on our business and reputation.

As we expand our international operations, more of our clients may pay us in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that can negatively impact our results, period to period, including relative to analyst estimates or guidance. Our primary exposure to movements in foreign currency exchange rates relates to foreign currencies in Brazil, Europe, Australia and parts of Asia. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), and our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on the business, financial position and results of operations of the Company.

We have businesses in emerging markets that may experience significant economic volatility.

We have operations in emerging markets, primarily in Brazil, India, Southeast Asia, the Middle East and Africa. These emerging market economies tend to be more volatile than the more established markets we serve in North America and Europe, which could add volatility to our future revenues and earnings.

Failure to attract and retain skilled technical employees or senior management personnel could harm our ability to grow.

Our future success depends upon our ability to attract and retain highly-skilled technical personnel. Because the development of our solutions and services requires knowledge of computer hardware, operating system software, system management software and application software, our technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results and financial condition.

Our future growth will also require sales and marketing, financial and administrative personnel to develop and support new solutions and services, to enhance and support current solutions and services and to expand operational and financial systems. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies and we may experience constraints that could adversely affect our ability to satisfy client demand in a timely fashion.

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

We are involved in various litigation matters, including in some cases class-action and patent infringement litigation. If we are unsuccessful in our defense of litigation matters, we may be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our business and results of operations.

Unfavorable resolution of tax contingencies or unfavorable future tax law changes could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by Federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, and could negatively impact our effective tax rate, financial position, results of operations and cash flows in the current and/or future periods. Unfavorable future tax law changes could also result in these negative impacts. In addition, tax-law amendments in the United States and other jurisdictions could significantly impact how United States multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have a material adverse effect on our business and financial results.

A material weakness in our internal controls could have a material adverse effect on us.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to adequately mitigate risk of fraud. If we cannot provide reasonable assurance with respect to our financial reports and adequately mitigate risk of fraud, our reputation and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, any one of which could adversely affect our business prospects.

Risks Related to Business Combinations and Ventures

We expect to incur substantial expenses related to the SunGard acquisition, which was completed on November 30, 2015 and the integration of SunGard.

We expect to incur substantial expenses in connection with the Acquisition and the integration of SunGard. Additionally, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including information technology, purchasing, accounting and finance, sales, billing, information security, risk, legal, marketing and human resources, including payroll and employee benefits. While we have attempted to estimate the after-tax integration and restructuring costs and other costs incurred to execute the transaction following completion of the Acquisition, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses are likely, particularly in the near term, to exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

In addition, there is a risk that FIS will be exposed to liabilities of SunGard that were not disclosed to FIS in connection with its entry into the Merger Agreement. Under the Merger Agreement, FIS has no contractual rights to indemnification for any undisclosed liabilities. Any such losses or liabilities could be material to our results of operations or financial condition.

Successful integration of SunGard and successful operation of the combined company is not assured and the combined company may not be able to realize the anticipated benefits of the Acquisition . Also, integration efforts may divert the attention of management away from operations.

Realization of the anticipated benefits in the Acquisition will depend, in part, on the combined company’s ability to successfully integrate the businesses and operations of SunGard. Integrating and coordinating certain aspects of the operations and personnel of SunGard will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, may disrupt our businesses and may not result in the full benefits we expected, including cost synergies expected to arise from overlapping functions. The potential difficulties, and resulting costs and delays, include:

•	managing a larger combined company;

•	consolidating corporate and administrative infrastructures;

•	difficulties attracting and retaining key personnel;

•	loss of customers and suppliers and inability to attract new customers and suppliers;

•	unanticipated issues in integrating information technology, communications and other systems; and

•	unforeseen and unexpected liabilities related to the Acquisition or legacy SunGard business.

Additionally, the integration of SunGard’s operations, solutions and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm the combined company’s business, financial condition and operating results. If the combined company is not successfully integrated, the anticipated benefits of the Acquisition , including cost synergies, may not be realized fully or at all or may take longer to realize than expected. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset the integration costs over time.

There could be significant liability for us if all or part of the AS Split-Off were determined to be taxable for U.S. federal or state income tax purposes.

On March 31, 2014, SunGard completed the split-off of its Availability Services ("AS") business to its existing stockholders, including its private equity owners, on a tax-free and pro-rata basis (the “AS Split-Off”). At the time SunGard received opinions from outside tax counsel to the effect that the AS Split-Off should qualify for tax-free treatment as transactions described in Section 355 and related provisions of the Internal Revenue Code, as amended (the “Code”). In addition, actions taken following the AS Split-Off, including the Acquisition and certain 50 percent or greater changes by vote or value of the stock ownership of the new entity conducting the AS business, may cause the AS Split-Off to be taxable to FIS. In connection with the Acquisition, we and SunGard received opinions of outside tax counsel to the effect that the Acquisition should not cause the AS Split-off to fail to so qualify.

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

If the AS Split-Off is determined to be taxable, we and possibly our stockholders could incur significant income tax liabilities. These tax liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If holders of SunGard stock who received FIS common stock in the transaction sell that stock, it could adversely affect the market price of FIS common stock.

All of the shares of FIS common stock issued in the Acquisition were immediately available for resale in the public market, subject to the limitations on resale by certain SunGard stockholders during the first six months following the effective time of the Mergers. As a result of future sales of such common stock, or the perception that these sales could occur, the market price of FIS common stock may be adversely affected.

We have a substantial investment in our Brazilian Venture and obtain significant revenue through that venture that would be lost and result in significant termination costs if our venture partner were to terminate the agreement.

Revenue attributable to our Brazilian Venture partner, Banco Bradesco, was $236.8 million in 2015. The contract that we have with our Brazilian Venture partner allows for the termination or partial termination of the contract at any point during the 10-year term, which ends September 30, 2020. This risk of contract termination is reduced by guaranteed performance targets and minimum payments that would be triggered upon the event of an early termination. These payments have been established based on FIS' expected rate of return for the contract over a 10-year period. The required payments and buyouts decline each year and are further reduced by returns in excess of the expected returns for the contract and reduce the overall barrier to exiting the venture. If our partner were to exit the agreement, this could have a significant impact on our future revenue and growth. For further detail on our Brazilian Venture see Note 5 to the Consolidated Financial Statements.

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

As of December 31, 2015, goodwill aggregated to $14.7 billion, or 56.1% of total assets, and other indefinite lived intangible assets aggregated to $80.8 million, or 0.3% of total assets. Current accounting rules require goodwill and other indefinite lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our 2015 annual assessment of the recoverability of goodwill indicated that the fair values of the Company’s reporting units were in excess of the carrying values of those reporting units, and thus no goodwill impairment existed as of December 31, 2015. Likewise, the fair value of indefinite lived intangible assets was also in excess of the carrying value of those assets as of December 31, 2015. However, if worldwide or United States economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, the carrying amount of our goodwill and other indefinite lived intangible assets may no longer be recoverable and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition.

As of December 31, 2015, intangible assets with finite useful lives aggregated to $5,078.4 million, or 19.3% of total assets. Current accounting rules require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstance include significant under-performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

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

As of December 31, 2015, we had total debt of approximately $11.5 billion. This level of debt or any increase in our debt level could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to fulfill or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements regarding our expectations, hopes, intentions, or strategies regarding the future are forward-looking statements. These statements relate to, among other things, future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include without limitation:

•	the risk that the Acquisition disrupts current and future plans and operations;

•	the effects of the Acquisition on our financial results;

•	potential difficulties in employee retention as a result of the Acquisition ;

•	disruption from the Acquisition, making it difficult to maintain business and operational relationships;

•	the risk that the businesses will not be integrated successfully, or that the integration will be more costly or more time-consuming and complex than anticipated;

•	the risk that cost savings and other synergies anticipated to be realized from the Acquisition may not be fully realized or may take longer or be more costly to realize than expected;

•	the risk of doing business internationally;

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

•
internal or external security breaches of our systems, including those relating to the unauthorized access, theft, corruption or loss of personal information and computer viruses and other malware affecting our software or platforms, and the reactions of customers, card associations, government regulators and others to any such events;

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

FIS’ corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 280 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs.

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

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

On January 5, 2012 CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc. (collectively, the "Plaintiffs") filed a patent infringement action against the Company and its subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division. Plaintiffs alleged that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiffs' asserted patents at the US Patent and Trademark Office ("USPTO").  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  On December 23, 2013, the USPTO instituted Defendants’ CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. On January 17, 2014, the Court granted Defendants’ Motion to Stay the litigation pending the outcome of the CBM review proceedings and the lawsuit in Florida continues to be stayed. On December 22, 2014, the Patent Trial and Appeal Board (“PTAB”) issued final written decisions on Defendants’ CBM Petition holding that all claims of the Plaintiffs' four patents are unpatentable. Plaintiffs then appealed the PTAB’s final written decisions to the U.S. Court of Appeals for the Federal Circuit with regard to two of the four invalidated patents. On December 7, 2015, the parties entered into an agreement by which the Plaintiffs agreed to dismiss the appeals of the final written decisions of invalidity pending in the U.S. Court of Appeals for the Federal Circuit and the parties agreed to dismiss all claims and counterclaims pending in the U.S. District Court for the Middle District of Florida. No monetary payment was made or promised by either party in connection with the agreement. The U.S District Court dismissed all pending claims and counterclaims on December 14, 2015 and the U.S. Court of Appeals for the Federal Circuit dismissed both pending appeals on December 17, 2015. This matter is now closed and this will be our final disclosure of this case.

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

On May 28, 2013 DataTreasury Corporation (the “Plaintiff”) filed a patent infringement lawsuit against the Company and multiple banks in the US District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Plaintiff seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for CBM post-grant reviews of the validity of the Plaintiff's asserted patents at the USPTO.  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. On April 29, 2015, the PTAB issued final written decisions on the Company’s two CBM petitions holding that all claims of the Plaintiff’s two patents are unpatentable. The Plaintiff's request for rehearing of these decisions has been denied by PTAB. On August 27, 2015, the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the USPTO’s Final Written Decisions and the Company will respond to the Plaintiff/Appellant’s brief in due course once filed. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

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

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS”. The table set forth below provides the high and low closing sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2015 and 2014.

	High	Low	Dividend
2015
First Quarter	$68.68	$61.25	$0.26
Second Quarter	$68.51	$61.78	$0.26
Third Quarter	$71.86	$61.58	$0.26
Fourth Quarter	$73.50	$58.52	$0.26
2014
First Quarter	$56.55	$48.87	$0.24
Second Quarter	$55.29	$51.28	$0.24
Third Quarter	$58.51	$54.86	$0.24
Fourth Quarter	$64.04	$52.38	$0.24

As of January 31, 2016, there were approximately 12,463 shareholders of record of our common stock.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. A regular quarterly dividend of $0.26 per common share is payable on March 31, 2016, to shareholders of record as of the close of business on March 17, 2016.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most recent of which was on January 29, 2014. The current plan authorized repurchases of up to $2,000.0 million through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,224.1 million of plan capacity remained available for repurchases as of December 31, 2015.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2015	4.5	$66.10	$300.4
December 31, 2014	8.7	$54.89	$475.5
December 31, 2013	10.7	$44.58	$475.9
December 31, 2012 *	14.0	$32.24	$451.4
December 31, 2011	15.0	$26.61	$399.2
December 31, 2010	1.4	$22.97	$32.2
* Includes the repurchase of 5.7 million shares from WPM, L.P. for $200.0 million, or $35.03 per share, in December 2012.

There were no share repurchases in the third and fourth quarter of 2015 and fourth quarter of 2014.

Stock Performance Graph

The graph below matches the cumulative 5-Year total return of holders of Fidelity National Information Services, Inc.'s common stock with the cumulative total returns of the S&P 500 index and S&P Supercap Data Processing & Outsourced Services. The graph assumes that the value of the investment in our common stock, and in each index (including reinvestment of dividends) was $100 on 12/31/2010 and tracks it through 12/31/2015.

Item 6.	Selected Financial Data

The selected financial data set forth below constitutes historical financial data of FIS and should be read in conjunction with "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8, Financial Statements and Supplementary Data," included elsewhere in this report.

On November 30, 2015 we completed the SunGard acquisition. The results of operation and financial position of SunGard are included in the Consolidated Financial Statements since the date of acquisition.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(In millions, except per share data)
Statement of Earnings Data:
Processing and services revenues	$6,595.2	$6,413.8	$6,063.4	$5,795.8	$5,616.5
Cost of revenues	4,393.2	4,328.3	4,092.7	3,956.2	3,924.5
Gross profit	2,202.0	2,085.5	1,970.7	1,839.6	1,692.0
Selling, general and administrative expenses	1,102.8	814.9	907.8	763.3	636.8
Impairment charges	—	—	—	—	9.1
Operating income	1,099.2	1,270.6	1,062.9	1,076.3	1,046.1
Total other income (expense)	(62.3)	(217.2)	(239.4)	(248.0)	(322.5)
Earnings from continuing operations before income taxes and equity in loss of unconsolidated entities	1,036.9	1,053.4	823.5	828.3	723.6
Provision for income taxes	378.8	335.1	308.9	270.1	231.6
Earnings from continuing operations, net of tax	658.1	718.3	514.6	558.2	492.0
Earnings (loss) from discontinued operations, net of tax	(7.3)	(11.4)	3.1	(77.1)	(10.9)
Net earnings	650.8	706.9	517.7	481.1	481.1
Net (earnings) loss attributable to noncontrolling interest	(19.3)	(27.8)	(24.6)	(19.9)	(11.5)
Net earnings attributable to FIS	$631.5	$679.1	$493.1	$461.2	$469.6
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$2.24	$2.42	$1.69	$1.84	$1.60
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.03)	(0.04)	0.01	(0.26)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders	$2.22	$2.38	$1.70	$1.58	$1.56
Weighted average shares — basic	285.0	284.8	289.7	291.8	300.6
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$2.21	$2.39	$1.67	$1.81	$1.57
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.04)	0.01	(0.26)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders	$2.19	$2.35	$1.68	$1.55	$1.53
Weighted average shares — diluted	288.7	288.7	294.2	297.5	307.0
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$638.8	$690.5	$490.0	$538.3	$480.5
Earnings (loss) from discontinued operations, net of tax	(7.3)	(11.4)	3.1	(77.1)	(10.9)
Net earnings attributable to FIS common stockholders	$631.5	$679.1	$493.1	$461.2	$469.6

	As of December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$687.6	$492.8	$547.5	$517.6	$415.5
Goodwill	14,744.7	8,877.6	8,500.0	8,381.5	8,542.8
Other intangible assets, net	5,159.2	1,268.0	1,339.3	1,576.2	1,903.3
Total assets	26,268.8	14,520.5	13,960.1	13,549.7	13,873.2
Total long-term debt	11,513.1	5,067.7	4,468.6	4,385.5	4,809.8
Total FIS stockholders’ equity	9,321.0	6,556.7	6,580.5	6,640.9	6,503.0
Noncontrolling interest	85.8	134.8	156.8	152.7	148.2
Total equity	9,406.8	6,691.5	6,737.3	6,793.6	6,651.2
Cash dividends declared per share	$1.04	$0.96	$0.88	$0.80	$0.20

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2015
Processing and services revenues	$1,554.8	$1,586.8	$1,578.8	$1,874.8
Gross profit	484.5	517.8	557.5	642.2
Earnings from continuing operations before income taxes	176.3	403.3	281.5	175.8
Net earnings attributable to FIS common stockholders	110.9	240.2	175.2	105.2
Net earnings per share — basic attributable to FIS common stockholders	$0.39	$0.85	$0.62	$0.36
Net earnings per share — diluted attributable to FIS common stockholders	$0.39	$0.84	$0.62	$0.35
2014
Processing and services revenues	$1,520.3	$1,599.1	$1,605.3	$1,689.1
Gross profit	475.9	506.6	530.8	572.2
Earnings from continuing operations before income taxes	244.5	266.6	231.2	311.1
Net earnings attributable to FIS common stockholders	154.5	178.8	150.5	195.3
Net earnings per share — basic attributable to FIS common stockholders	$0.54	$0.63	$0.53	$0.69
Net earnings per share — diluted attributable to FIS common stockholders	$0.53	$0.62	$0.52	$0.68

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013.

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

Overview

FIS is a global leader in financial services technology offering a broad range of solutions in retail and enterprise banking, payments, capital markets, asset and wealth management, risk and compliance, treasury and insurance, as well as providing financial consulting and outsourcing services. With a long history deeply rooted in serving the financial services sector, FIS serves more than 20,000 institutions in over 130 countries. Headquartered in Jacksonville, Florida, FIS employs approximately 55,000 people worldwide and holds leadership positions in payment processing, financial software, capital markets and banking solutions. Through our Capco brand, we deliver a wide range of information technology consulting, advisory and transformational services to financial institutions globally. Providing software, services and outsourcing of the technology that drives financial institutions, FIS is a Fortune 500 company and is a member of Standard & Poor’s 500® Index.

We have grown organically as well as through acquisitions, which have contributed critical applications and services that complement or enhance our existing offerings, diversifying our revenues by customer, geography and service offering. The completion of the SunGard acquisition on November 30, 2015 increased our existing portfolio to include solutions that automate a wide range of complex business processes for financial services institutions and corporate and government treasury departments.

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We re-cast all previous periods to conform to the new segment presentation. With the acquisition and integration of SunGard, another assessment of organizational structure and how best to allocate resources and analyze performance is underway that may result in a change in our reportable segments in 2016. SunGard is included within the GFS segment following the November 30, 2015 acquisition, as its economic characteristics, international business model, and various other factors are largely aligned with those of GFS. A description of these segments is included in Note 18 of the Notes to Consolidated Financial Statements. Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees. The majority of our revenue has historically been recurring, provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A significant portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of deposit accounts and card transactions, among other variable measures, associated with consumer and commercial activity. Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients. In the second half of 2015, we experienced the macroeconomic challenges of a slowing in the global economy. That trend impacts us predominantly in the amount our clients spend with us for professional services. We expect this to continue through the first half of 2016.

The SunGard acquisition broadens our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other buy-side organizations. It significantly expands our existing solutions and client base in wealth management, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacts our revenue mix, with a greater concentration of license revenues and higher margin services. As we integrate SunGard into our existing operations, we anticipate significant cost savings around administration and technology expenses, with a goal of achieving annual synergy run-rate savings of $200 million by the end of 2017.

We are actively migrating many financial institutions to outsourced integrated technology solutions to improve their profitability and rapidly address increasing regulatory requirements. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of broader year-to-year economic and market changes that otherwise might have a larger impact on our results of operations. We believe our integrated solutions and outsourced services are well positioned to address this outsourcing trend across the markets we serve.

The realignment of resources in our Global Financial Solutions segment resulted in severance costs of $44.6 million in the first quarter of 2015. Additional charges were incurred in the third quarter and are included in the severance and integration activities addressed under the Selling, General and Administrative Expenses caption of Consolidated Results of Operations. The realignment activities were a combination of optimizing on-shore and off-shore resources as well as the removal of overlapping management resources.

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice banking channels. We are focused on enabling our clients to deliver this experience to their customers through our integrated solutions and services. We continue to innovate and invest in these integrated solutions and services to assist clients as they address this market demand.

We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. We believe mobile payments will grow and partially replace existing payment tender volumes over time as consumers and merchants embrace the convenience, incremental services and benefits. Mobile payment volume is growing significantly but does not yet represent a meaningful amount of the payments market. Additionally, new formidable non-traditional payments competitors and large merchants are investing in and innovating mobile payment technologies to address the emerging market opportunity, and it is unclear the extent to which particular technologies or services will succeed. We believe the growth of mobile payments continues to present both an opportunity and a risk to us as the market develops. Although we cannot predict which mobile payment technologies or solutions will be successful, we cautiously believe our client relationships, payments infrastructure and experience, adapted solutions and emerging solutions are well positioned to maintain or grow our clients' existing payment volumes, which is our focus.

High profile North American merchant payment card information security breaches have pushed the payment card industry towards EMV integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We have invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can guide our clients through this anticipated technology transition, and grow our card driven businesses. We believe the trend to migrate to EMV cards will continue and we continue to invest to address market demand.

The use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses, and we expect this trend to continue. In 2014 and 2015, we observed a modest slowdown in our check volume decline and to date have been able to successfully mitigate the majority of the impacts of this decline through cost and fraud efficiency actions and new market solutions, which remain our continued focus.

We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity, which we believe as a whole is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations of financial institutions occur, merger partners often operate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company. In 2015, we have experienced lower consolidation activity and resulting termination fees compared to the same periods in the prior two years.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions, including Europe and Asia on a constant currency basis during the year ended December 31, 2015. By comparison with FIS, a greater percentage of SunGard's revenues have been contributed historically by international markets, which will contribute to this growth trend. Demand for our solutions will also be driven in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2015, we have experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening U.S. dollar. In 2016, we expect unfavorable foreign currency impact compared to the comparable prior year periods to continue.

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

Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card processing services, other payment processing services, professional services, software licensing, software as a service ("SaaS"), cloud revenue and software related services. Revenues are recognized when evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is considered probable. We are frequently a party to multiple concurrent contracts with the same client. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated. Our individual contracts also frequently include multiple elements. We must apply judgment in these circumstances in determining whether individual elements can be considered separate units of accounting or should instead be accounted for in combination with other deliverables. Judgment is also required in ascribing fair value to each deliverable for purposes of allocating consideration. Due to the large number, broad nature and average size of individual contracts we are party to, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations or financial position. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of clients could significantly influence the timing and amount of revenue recognized in our historical and future results of operations or financial position. Additional information about our revenue recognition policies is included in Note 2 to the Consolidated Financial Statements.

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

Purchase Accounting, Goodwill and Other Intangible Assets

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

If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to record provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the combination date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or we learn that more information is not obtainable.

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

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. FASB ASC Topic 350 allows an entity first to assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to in the guidance as "step zero." If an entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent), the "step one" quantitative assessment must be performed for that reporting unit. ASC Topic 350 provides examples of events and circumstances that should be considered in performing the "step zero" qualitative assessment, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit or the entity as a whole and a sustained decrease in share price.

In applying the quantitative analysis, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and further testing is not required. We engaged independent specialists to perform valuations of our reporting units effective January 1, 2015 in conjunction with our re-segmentation, and prior to that in 2012 as part of our annual impairment test. There was a substantial excess of fair value over carrying value for each of our reporting units in both the 2015 and 2012 independent valuations.

We assess goodwill for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement, as was the case in the first quarter of 2015. For each of 2015, 2014 and 2013, we began our annual impairment test with the step zero qualitative analysis. In performing the step zero qualitative analysis for each year, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one quantitative analysis specifically for the purpose of our annual impairment test in any year presented in these financial statements.

We also estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value annually. Similar to the ASC Topic 350 guidance for goodwill, ASC Section 360-10-35 allows an organization to first perform a qualitative assessment of whether it is more likely than not that an intangible asset has been impaired.

We engaged independent specialists to perform a valuation of our indefinite lived intangible assets in 2015, and prior to that in 2012, using a form of income approach valuation known as the relief-from-royalty method. For 2015, we proceeded directly to a step one quantitative analysis. There was a substantial excess of fair value over carrying value for each of our indefinite lived intangible assets in the 2015 independent valuations. For 2014 and 2013, we began our assessment of indefinite lived intangibles with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets based on the 2012 valuation. Based upon the results of these assessments, there were no indications of impairment, except for one trademark with nominal value in 2013.

Determining the fair value of a reporting unit or acquired intangible assets with indefinite lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions and other assumptions.

Accounting for Income Taxes

As part of the process of preparing the Consolidated Financial Statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must reflect this increase or decrease as an expense or benefit within income tax expense in the Consolidated Statements of Earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We also receive periodic assessments from taxing authorities challenging our positions that must be taken into consideration in determining our tax reserves. Resolving these assessments, which may or may not result in additional taxes due, may also require an extended period of time. We believe our tax positions comply with applicable tax law and we adequately account for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that a determination is made.

Related Party Transactions

We are a party to certain historical related party agreements as discussed in Note 5 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

Factors Affecting Comparability

Our Consolidated Financial Statements included in this report, which presents our financial position and results of operations, reflect the following significant transactions:

•
On November 30, 2015, we completed the SunGard acquisition for consideration of approximately 41.8 million shares of common stock of FIS and approximately $2,334.8 million in cash. In addition, we issued restricted stock units ("RSUs") to SunGard employees covering approximately 2.4 million shares of FIS common stock in exchange for unvested SunGard RSUs. FIS also repaid approximately $4.7 billion in the aggregate principal amount of SunGard debt. We funded the cash portion of the merger consideration, the pay-off of the indebtedness of SunGard and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt financings, including proceeds from an issuance in October 2015 of $4.5 billion aggregate principal amount of senior unsecured notes of FIS. SunGard's results of operations and financial position have been included in the consolidated financial statements from and after the date of acquisition. See Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

•
We have engaged in share repurchase programs throughout all periods presented. In 2015, we repurchased a total of 4.5 million shares for $300.4 million; in 2014, we repurchased a total of 8.7 million shares for $475.5 million; and in 2013, we repurchased a total of 10.7 million shares for $475.9 million.

As a result of the above transactions, our financial position, results of operations, earnings per share and cash flows in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Consolidated Results of Operations
(in millions, except per share amounts)

	2015	2014	2013
Processing and services revenues	$6,595.2	$6,413.8	$6,063.4
Cost of revenues	4,393.2	4,328.3	4,092.7
Gross profit	2,202.0	2,085.5	1,970.7
Selling, general, and administrative expenses	1,102.8	814.9	907.8
Operating income	1,099.2	1,270.6	1,062.9
Other income (expense):
Interest income	15.7	15.3	10.4
Interest expense	(199.1)	(172.8)	(198.6)
Other income (expense), net	121.1	(59.7)	(51.2)
Total other income (expense)	(62.3)	(217.2)	(239.4)
Earnings from continuing operations before income taxes	1,036.9	1,053.4	823.5
Provision for income taxes	378.8	335.1	308.9
Earnings from continuing operations, net of tax	658.1	718.3	514.6
Earnings (loss) from discontinued operations, net of tax	(7.3)	(11.4)	3.1
Net earnings	650.8	706.9	517.7
Net (earnings) loss attributable to noncontrolling interest	(19.3)	(27.8)	(24.6)
Net earnings attributable to FIS	$631.5	$679.1	$493.1
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$2.24	$2.42	$1.69
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.03)	(0.04)	0.01
Net earnings per share — basic attributable to FIS common stockholders *	$2.22	$2.38	$1.70
Weighted average shares outstanding — basic	285.0	284.8	289.7
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$2.21	$2.39	$1.67
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.04)	0.01
Net earnings per share — diluted attributable to FIS common stockholders *	$2.19	$2.35	$1.68
Weighted average shares outstanding — diluted	288.7	288.7	294.2
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$638.8	$690.5	$490.0
Earnings (loss) from discontinued operations, net of tax	(7.3)	(11.4)	3.1
Net earnings attributable to FIS	$631.5	$679.1	$493.1
* Amounts may not sum due to rounding.

Processing and Services Revenues

Processing and services revenues totaled $6,595.2 million, $6,413.8 million and $6,063.4 million in 2015, 2014 and 2013, respectively. The increase in revenue during 2015 of $181.4 million, or 2.8%, as compared to 2014, is primarily attributable to incremental revenues from the acquisitions of SunGard, Clear2Pay and Reliance, as well as card production activities associated with the roll-out of EMV cards across the industry and growth in digital solutions and in core banking. These increases were partially offset by the loss of a major customer in the prior year period, the divestiture of our gaming industry check warranty business and $243.1 million of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus the Brazilian Real and the Euro. The increase in revenue during 2014 of $350.4 million, or 5.8%, as compared to 2013, was primarily attributable to increased demand for implementation and consulting services, incremental revenues from 2013 and 2014 acquisitions of $83.2 million and growth from our international operations resulting from our expanded presence across Europe and Asia. The 2014 period included $37.4 million of unfavorable foreign currency impact resulting from a stronger U.S. Dollar as compared to 2013.

Cost of Revenues and Gross Profit

Cost of revenues totaled $4,393.2 million, $4,328.3 million and $4,092.7 million in 2015, 2014 and 2013, respectively, resulting in gross profit of $2,202.0 million, $2,085.5 million and $1,970.7 million in 2015, 2014 and 2013, respectively. Gross profit as a percentage of revenues (“gross margin”) was 33.4%, 32.5% and 32.5% in 2015, 2014 and 2013, respectively. The increase in gross profit during 2015 as compared to 2014 primarily resulted from the revenue variances discussed above. The increase in gross profit percentage for 2015 as compared to 2014 primarily resulted from proportionately higher license fees and lower professional services and consulting revenue, the restructuring activities taken earlier in the year in Europe as a result of our reorganization, and reductions in variable costs where performance did not meet expectations. These items were partially offset by the impact of lower termination fees in 2015. The increase in gross profit during 2014 as compared to 2013 primarily resulted from the revenue variances discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $1,102.8 million, $814.9 million and $907.8 million for 2015, 2014 and 2013, respectively. The 2015 increase of $287.9 million as compared to 2014 primarily resulted from transaction costs, severance and costs of integration activities relating to acquisitions totaling $171.3 million, severance costs of $44.6 million in conjunction with the reorganization and streamlining of operations in our GFS segment and other incremental expenses of acquired companies. The 2014 decrease of $92.9 million as compared to 2013 was primarily due to 2013 charges of $131.1 million for the Capco acquisition related adjustments described in Note 6 of the Notes to Consolidated Financial Statements. This decrease was partially offset by 2014 one-time transaction costs, including integration activities related to acquisitions and other severance costs. The 2014 period also included lower sales and marketing expense, a decrease in health-care benefit expense and decreased investment in security and risk management.

Operating Income

Operating income totaled $1,099.2 million, $1,270.6 million and $1,062.9 million for 2015, 2014 and 2013, respectively. Operating income as a percentage of revenue (“operating margin”) was 16.7%, 19.8% and 17.5% for 2015, 2014 and 2013, respectively. The annual changes in operating income and operating margin resulted from the revenue and cost variances addressed above.

Total Other Income (Expense)

Total other income (expense) was $(62.3) million, $(217.2) million and $(239.4) million for 2015, 2014 and 2013, respectively. Other income (expense) net for the 2015 period includes financing costs of $17.0 million relating to the SunGard acquisition. During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in proceeds of $237.5 million and a pre-tax gain of $139.4 million, which is included in Other income (expense), net. Other income (expense) net for 2014 includes a loss of $16.2 on a foreign currency forward contract associated with the Euro-based purchase price for our Clear2Pay acquisition, the write-off of certain previously capitalized debt issuance costs of $7.0 million and the payment of a $29.5 million bond premium associated with the early redemption of certain debt.
Interest expense totaled $199.1 million, $172.8 million and $198.6 million for 2015, 2014 and 2013, respectively. The increase of $26.3 million in interest expense in 2015 as compared to 2014 is primarily due to higher outstanding debt associated with financing the SunGard acquisition, partially offset by lower borrowing rates as the result of the debt refinancing activity undertaken during 2014. The decrease of $25.8 million in interest expense in 2014 as compared to 2013 resulted from lower borrowing rates as the result of debt refinancing.

Provision for Income Taxes

Income tax expense from continuing operations totaled $378.8 million, $335.1 million and $308.9 million for 2015, 2014 and 2013, respectively. This resulted in an effective tax rate on continuing operations of 36.5%, 31.8% and 37.5% for 2015, 2014 and 2013, respectively. The effective tax rate increase for the 2015 period is attributable to a $90.1 million write-off of goodwill with no tax basis in connection with the sale of our gaming industry check warranty business, resulting in a book gain on sale lower than the tax gain. During 2014, we realized tax benefits related to certain acquired net operating loss carryovers. This and certain favorable audit resolutions in 2014 contributed to the rate differential for the 2014 period.

Earnings (Loss) from Discontinued Operations

During 2015, 2014 and 2013, certain operations are classified as discontinued, as discussed in Note 3 of the Notes to Consolidated Financial Statements. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Consolidated Statements of Earnings. The table below outlines the components of discontinued operations for 2015, 2014 and 2013, net of tax (in millions):

Earnings (loss), net of tax	2015	2014	2013
eCas business line	$(3.9)	$(5.1)	$1.2
ClearPar	—	—	16.7
Healthcare Benefit Solutions Business	—	—	0.1
Participacoes operations	(3.4)	(6.3)	(14.9)
Total discontinued operations	$(7.3)	$(11.4)	$3.1

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. We entered into a purchase agreement in January 2015 to sell this business and the transaction closed during the second quarter of 2015.

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

Participacoes, our former item processing and remittance services business in Brazil, had no revenue in 2015, 2014 and 2013. Participacoes' processing volume was transitioned to other vendors or back to its clients during the second quarter of 2011. Participacoes had charges associated with shut-down activities of $5.2 million, $10.1 million and $23.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. The shut-down activities involved the transfer and termination of approximately 2,600 employees, which was completed in 2011. Former employees generally had up to two years from the date of terminations, extended through April 2013, to file labor claims and a number of them did file labor claims. As of December 31, 2015, there were approximately 550 active claims remaining. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal.

In 2004, Proservvi Empreendimentos e Servicios, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Participacoes, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities have filed five claims against Servicos asserting potential tax liabilities of approximately $5.8 million. There are potentially 31 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $58.1 million making the total potential exposure for all 36 claims approximately $63.9 million. We do not believe a liability for these 36 total claims is probable or reasonably estimable and, therefore, have not recorded a liability for any of these claims.

Net (Earnings) Loss Attributable to Noncontrolling Interest
Net (earnings) loss attributable to noncontrolling interest predominantly relates to the joint venture in Brazil (see Note 5 of the Notes to Consolidated Financial Statements) and totaled $(19.3) million, $(27.8) million and $(24.6) million for 2015, 2014 and 2013, respectively.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $638.8 million, $690.5 million and $490.0 million for 2015, 2014 and 2013, respectively, or $2.21, $2.39 and $1.67 per diluted share, respectively, due to the factors described above coupled with the impact of our share repurchase initiatives.

Segment Results of Operations

Integrated Financial Solutions

	2015	2014	2013
	(In millions)
Processing and services revenues	$3,928.9	$3,858.8	$3,712.0
Operating income	$1,342.8	$1,314.8	$1,287.6
Operating margin	34.2%	34.1%	34.7%

Revenues for IFS totaled $3,928.9 million, $3,858.8 million and $3,712.0 million for 2015, 2014 and 2013, respectively. The overall segment increase of $70.1 million, or 1.8%, for 2015 as compared to 2014 was primarily attributable to incremental revenues from our 2014 acquisition of Reliance, card production activities and growth in digital and risk solutions. These increases were partially offset by the net reporting of revenue associated with a change in vendor in our loyalty business, the impact of recent divestitures and lower termination fees. Revenue had been recognized on a gross basis under the previous loyalty arrangement based on the contractual responsibilities for which FIS had been responsible. The overall segment increase of $146.8 million, or 4.0%, for 2014 as compared to 2013 was primarily attributable to growth in (1) consulting and professional services, particularly in risk and compliance and community core banking, (2) mobile and e-banking solutions, and (3) incremental revenues from our 2014 acquisition of Reliance, which is addressed in Note 6 to the Consolidated Financial Statements. These increases were partially offset by lower termination fees.

Operating income for IFS totaled $1,342.8 million, $1,314.8 million and $1,287.6 million for 2015, 2014 and 2013, respectively. Operating margin was 34.2%, 34.1% and 34.7% for 2015, 2014 and 2013, respectively. The increase in operating income during 2015 as compared to 2014 primarily resulted from the revenue variances discussed above. The operating margin for 2015 as compared to 2014 primarily reflects the impact of cost containment initiatives and reductions in variable costs where performance did not meet expectations, partially offset by lower termination fees in 2015. The increase in operating income during 2014 as compared to 2013 primarily resulted from the revenue variances discussed above. The decrease in operating margin during 2014 as compared to 2013 resulted primarily because 2013 benefited from higher termination fees.

Global Financial Solutions

	2015	2014	2013
	(In millions)
Processing and services revenues	$2,717.1	$2,557.3	$2,353.9
Operating income	$448.0	$386.9	$350.0
Operating margin	16.5%	15.1%	14.9%

Revenues for GFS totaled $2,717.1 million, $2,557.3 million and $2,353.9 million for 2015, 2014 and 2013, respectively. The 2015 period included $241.5 million of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus the Brazilian Real and the Euro. The revenue increase for 2015 as compared to 2014 was principally due to: (1) incremental revenue from the acquisitions of SunGard and Clear2Pay; (2) our expanding presence in India, including core banking and payments; (3) growth in Europe, primarily in core banking and payment solution; and (4) growth in Latin America from transaction volumes, card issuances and expanded back office services. The 2014 period included $35.7 million of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus the Brazilian Real and the Euro. The revenue increase for 2014 as compared to 2013 was principally due to growth in implementation and consulting services, continued growth in EMEA and Asia and incremental revenues from our 2014 and 2013 acquisitions.

Operating income for GFS totaled $448.0 million, $386.9 million and $350.0 million for 2015, 2014 and 2013, respectively. Operating margin was 16.5%, 15.1% and 14.9% for 2015, 2014 and 2013, respectively. The increase in operating income during 2015 as compared to 2014 primarily resulted from the revenue variances discussed above. The increase in operating margin during 2015 as compared to 2014 primarily resulted from growth in high margin license deals, the restructuring activities undertaken earlier in the year in Europe as a result of our reorganization, and reductions in variable costs where performance did not meet expectations. The impact of these items was partially offset by unfavorable foreign currency exchange rates. The increase in operating income during 2014 as compared to 2013 primarily resulted from the revenue variances discussed above. The increase in operating margin for 2014 as compared to 2013 was primarily due to 2013 charges of $22.0 million to increase the Capco acquisition related liabilities discussed in Note 6 of the Notes to Consolidated Financial

Statements and $9.1 million for severance and other charges related to cost management initiatives in certain international markets.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other operating losses were $691.6 million, $431.1 million and $574.7 million in 2015, 2014 and 2013, respectively. The overall Corporate and Other increase of $260.5 million for 2015 as compared to 2014 primarily resulted from transaction costs, severance and cost of integration activities relating to acquisitions totaling $171.3 million, severance costs of $44.6 million in conjunction with the reorganization and streamlining of operations in our GFS segment and other incremental expenses of acquired companies. The overall Corporate and Other decrease of $143.6 million for 2014 as compared to 2013 was primarily due to 2013 charges of $129.1 million for the Capco contingent consideration adjustments described in Note 6 of the Notes to Consolidated Financial Statements, partially offset by 2014 transaction costs, including integration activities related to acquisitions and other severance costs. The 2014 period also included lower sales and marketing expense, a decrease in health-care benefit expense and decreased investment in security and risk management.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our cash requirements also include payments for Capco's contingent consideration earn-out and for labor claims related to FIS' former item processing and remittance operations in Brazil (see Notes 6 and 3, respectively, of the Notes to Consolidated Financial Statements). Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Loan described in Note 13 of the Notes to Consolidated Financial Statements.
As of December 31, 2015, we had cash and cash equivalents of $687.6 million and debt of $11,513.1 million, including the current portion. Of the $687.6 million cash and cash equivalents, approximately $438.6 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.26 per common share is payable on March 31, 2016 to shareholders of record as of the close of business on March 17, 2016.

Cash Flows from Operations

Cash flows from operations were $1,136.9 million, $1,164.9 million and $1,060.3 million in 2015, 2014 and 2013 respectively. Cash flows from operations decreased $28.0 million in 2015 and increased $104.6 million in 2014. The 2015 decrease in cash flows from operations is primarily due to a tax payment of $87.6 million of income taxes relating to the sale of check warranty contracts and other assets in the gaming industry and lower net earnings, partially offset by changes in working capital. The 2014 increase in cash flows from operations is primarily due to higher net earnings, partially offset by changes in working capital.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $415.3 million, $371.2 million and $336.2 million in capital expenditures during 2015, 2014 and 2013, respectively. We expect to invest approximately 6% of 2016 revenue in capital expenditures.

We used $1,720.4 million, $595.2 million and $150.5 million of cash during 2015, 2014 and 2013, respectively, for acquisitions and other equity investments. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of the more significant items. Cash provided by net proceeds from sale of assets in 2015 relates principally to the sale of check warranty contracts and other assets in the gaming industry discussed in Note 3 of the Notes to Consolidated Financial Statements.

Financing

For information regarding the Company's long-term debt and financing activity, see Note 13 of the Notes to Consolidated Financial Statements.

Contractual Obligations

FIS’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for data processing and maintenance. For information regarding the Company's long-term debt, see Note 13 of the Notes to Consolidated Financial Statements. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2015 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
Type of Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$11,513.1	$15.3	$4,113.2	$2,997.8	$4,386.8
Interest (1)	2,167.8	364.0	664.9	524.0	614.9
Operating leases	437.7	107.6	181.1	93.6	55.4
Data processing and maintenance	478.5	174.8	222.8	44.3	36.6
Other contractual obligations (2)	120.2	27.9	48.5	33.6	10.2
Total	$14,717.3	$689.6	$5,230.5	$3,693.3	$5,103.9

(1)
The calculations above assume that: (a) applicable margins and commitment fees remain constant; (b) all variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2015; and (c) no refinancing occurs at debt maturity.

(2)
Amount includes the estimated payment for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 3 of the Notes to Consolidated Financial Statements), amounts due to the Brazilian venture partner, Capco contingent consideration payments (see Note 6 of the Notes to Consolidated Financial Statements) and other contractual obligations.

FIS believes that its existing cash balances, cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet FIS’ expected liquidity needs for the operations of its business and expected capital spending for the next 12 months.

Off-Balance Sheet Arrangements

FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation to one representing a strategic shift that has a major effect on the organization’s operations and financial results. The standard requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 was effective for FIS as of January 1, 2015. This pronouncement could impact the presentation of future divestitures that may have qualified as discontinued operations in the past but do not meet the higher threshold of ASU 2014-08.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU
2014-09”). ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. The
ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other provisions include ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The effective date to the amendments was postponed to reporting periods beginning after December 15, 2017, with early adoption allowed for reporting periods beginning after December 15, 2016. Entities can transition to the standard either with retrospective application to the earlier years presented in their financial statements or with a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial position and results of operations as well as the transition method we expect to employ.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 requires adjustments to provisional amounts initially recorded in a business combination that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. This guidance will require FIS to record and disclose any measurement-period adjustments for the SunGard acquisition or other future business combinations as current period adjustments as opposed to retroactive adjustments to the opening balance sheet of the acquired entity.
On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of leases with a term of twelve months or less) at the commencement date: (a) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The pronouncement requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expire before the earliest comparative period presented. A full retrospective transition approach is not permitted. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently assessing the impact the adoption of ASU 2016-02 will have on our financial position and results of operations.

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
The senior notes (as described in Note 13 of the Notes to Consolidated Financial Statements) represent substantially all of our fixed-rate long-term debt obligations as of December 31, 2015. The carrying value of the notes was $7,450.0 million as of December 31, 2015. The fair value of the senior notes was approximately $7,478.9 million as of December 31, 2015. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreements (as defined in Note 13 of the Notes to Consolidated Financial Statements). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreements, after we include the impact of our interest rate swaps, by $23.0 million (based on principal amounts outstanding as of December 31, 2015). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2015, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of December 31, 2015, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of December 31, 2014, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $14.3 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. During the year ended December 31, 2015, the notional amount of our outstanding interest rate swaps increased by $1,150.0 million. As of December 31, 2015, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 3, 2014	February 1, 2017	$400.0	One Month LIBOR (1)	0.89%	(2)
January 4, 2016	January 1, 2017	400.0	One Month LIBOR (1)	0.65%	(2)
January 4, 2016	January 1, 2018	500.0	One Month LIBOR (1)	0.92%	(2)
January 4, 2016	January 1, 2019	250.0	One Month LIBOR (1)	1.18%	(2)
		$1,550.0
________________________

(1)	0.43% in effect as of December 31, 2015.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term Loans and the Revolving Loan as described in Note 13 of the Notes to Consolidated Financial Statements.
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

In September 2015 in contemplation of issuing long-term financing for the SunGard acquisition, the Company entered into treasury lock hedges with a total notional amount of $1.0 billion reducing the risk of changes in the benchmark index component of the 10-year treasury yield. The Company designated these derivatives as cash flow hedges. On October 13, 2015, in conjunction with the pricing of the $4.5 billion senior notes, the Company terminated these treasury lock contracts for a cash settlement payment of $15.9 million, which was recorded as a component of Other Comprehensive Earnings and will be reclassified as an adjustment to interest expense over the ten years during which the related interest payments that were hedged will be recognized in income.

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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the years ended December 31, 2015, 2014 and 2013, our international operations generated approximately $1,336.1 million, $1,228.5 million and $1,086.8 million, respectively, in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the years ended December 31, 2015, 2014 and 2013 (in millions):

Currency	2015	2014	2013
Real	$28.9	$38.0	$41.3
Euro	32.6	30.5	28.2
Pound Sterling	34.2	30.6	22.4
Indian Rupee	10.4	8.2	5.4
Total impact	$106.1	$107.3	$97.3

While our results of operations have been impacted by the effects of currency fluctuations, our  international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $243.1 million and $37.4 million and operating income included $31.3 million, and $8.9 million, respectively, of unfavorable foreign currency impact during 2015 and 2014 resulting from a stronger U.S. Dollar during these years compared to the preceding year. In 2016, we expect a moderate increase in unfavorable foreign currency impact on our operating income resulting from the continued strengthening of U.S. Dollar vs. other currencies.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2015, the notional amount of these derivatives was approximately $81.0 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

Our subsidiary SunGard (see Note 6 of the Notes to Consolidated Financial Statements) historically used currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. The Company assumed certain of these contracts in connection with the Acquisition and entered into additional contracts in December 2015. As of December 31, 2015, the notional amount of these derivatives was approximately $50.1 million and the fair value was $1.4 million. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

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

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Information Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Fidelity National Information Services, Inc. acquired SunGard on November 30, 2015, and management excluded from its assessment of the effectiveness of Fidelity National Information Services, Inc.'s internal control over financial reporting as of December 31, 2015, SunGard's internal control over financial reporting associated with approximately 46% of total assets and 4% of total revenues included in the consolidated financial statements of Fidelity National Information Services, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Fidelity National Information Services, Inc. also excludes an evaluation of the internal control over financial reporting of SunGard.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 26, 2016
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 6 to the consolidated financial statements, the Company acquired SunGard on November 30, 2015.

/s/  KPMG LLP

February 26, 2016
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2015 and 2014
(In millions, except per share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$687.6	$492.8
Settlement deposits	370.9	393.9
Trade receivables, net	1,701.2	1,126.4
Settlement receivables	161.9	153.7
Other receivables	196.6	31.5
Due from Brazilian venture partner	30.5	33.6
Prepaid expenses and other current assets	262.9	167.0
Deferred income taxes	99.8	67.4
Assets held for sale	—	6.8
Total current assets	3,511.4	2,473.1
Property and equipment, net	610.7	483.3
Goodwill	14,744.7	8,877.6
Intangible assets, net	5,159.2	1,268.0
Computer software, net	1,583.6	893.4
Deferred contract costs	253.0	213.2
Other noncurrent assets	406.2	311.9
Total assets	$26,268.8	$14,520.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,186.4	$730.3
Settlement payables	537.7	558.4
Deferred revenues	615.3	279.4
Current portion of long-term debt	15.3	13.1
Due to Brazilian venture partner	9.2	13.3
Liabilities held for sale	—	4.4
Total current liabilities	2,363.9	1,598.9
Long-term debt, excluding current portion	11,497.8	5,054.6
Deferred income taxes	2,658.4	874.4
Due to Brazilian venture partner	24.0	29.6
Deferred revenues	30.4	26.1
Other long-term liabilities	287.5	245.4
Total liabilities	16,862.0	7,829.0
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 600 shares authorized, 430.1 and 387.6 shares issued as of December 31, 2015 and 2014, respectively	4.3	3.9
Additional paid in capital	10,209.7	7,336.8
Retained earnings	3,072.9	2,746.8
Accumulated other comprehensive earnings	(279.4)	(107.2)
Treasury stock, $0.01 par value, 105.6 and 102.7 shares as of December 31, 2015 and 2014, respectively, at cost	(3,686.5)	(3,423.6)
Total FIS stockholders’ equity	9,321.0	6,556.7
Noncontrolling interest	85.8	134.8
Total equity	9,406.8	6,691.5
Total liabilities and equity	$26,268.8	$14,520.5
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2015, 2014 and 2013
(In millions, except per share amounts)

	2015	2014	2013

Processing and services revenues (for related party activity, see note 5)	$6,595.2	$6,413.8	$6,063.4
Cost of revenues (for related party activity, see note 5)	4,393.2	4,328.3	4,092.7
Gross profit	2,202.0	2,085.5	1,970.7
Selling, general, and administrative expenses (for related party activity, see note 5)	1,102.8	814.9	907.8
Operating income	1,099.2	1,270.6	1,062.9
Other income (expense):
Interest income	15.7	15.3	10.4
Interest expense	(199.1)	(172.8)	(198.6)
Other income (expense), net	121.1	(59.7)	(51.2)
Total other income (expense)	(62.3)	(217.2)	(239.4)
Earnings from continuing operations before income taxes	1,036.9	1,053.4	823.5
Provision for income taxes	378.8	335.1	308.9
Earnings from continuing operations, net of tax	658.1	718.3	514.6
Earnings (loss) from discontinued operations, net of tax	(7.3)	(11.4)	3.1
Net earnings	650.8	706.9	517.7
Net earnings attributable to noncontrolling interest	(19.3)	(27.8)	(24.6)
Net earnings attributable to FIS common stockholders	$631.5	$679.1	$493.1
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$2.24	$2.42	$1.69
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.03)	(0.04)	0.01
Net earnings per share — basic attributable to FIS common stockholders *	$2.22	$2.38	$1.70
Weighted average shares outstanding — basic	285.0	284.8	289.7
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$2.21	$2.39	$1.67
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.04)	0.01
Net earnings per share — diluted attributable to FIS common stockholders *	$2.19	$2.35	$1.68
Weighted average shares outstanding — diluted	288.7	288.7	294.2
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$638.8	$690.5	$490.0
Earnings (loss) from discontinued operations, net of tax	(7.3)	(11.4)	3.1
Net earnings attributable to FIS common stockholders	$631.5	$679.1	$493.1
* Amounts may not sum due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015		2014		2013
Net earnings		$650.8		$706.9		$517.7
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(16.9)		$(3.6)		$2.8
Reclassification adjustment for gains (losses) included in net earnings	3.7		6.3		(1.5)
Unrealized gain (loss) on investments and derivatives, net	(13.2)		2.7		1.3
Foreign currency translation adjustments	(196.0)		(107.8)		(62.2)
Minimum pension liability adjustments	(0.7)		(9.9)		(1.6)
Other comprehensive earnings (loss), before tax	(209.9)		(115.0)		(62.5)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(5.3)		(6.7)		(5.5)
Other comprehensive earnings (loss), net of tax	$(204.6)	(204.6)	$(108.3)	(108.3)	$(57.0)	(57.0)
Comprehensive earnings		446.2		598.6		460.7
Net (earnings) loss attributable to noncontrolling interest		(19.3)		(27.8)		(24.6)
Other comprehensive (earnings) losses attributable to noncontrolling interest		32.4		11.0		17.1
Comprehensive earnings attributable to FIS common stockholders		$459.3		$581.8		$453.2

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Equity Years ended December 31, 2015, 2014 and 2013 (In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2012	385.9	(91.8)	$3.8	$7,197.0	$2,105.8	$30.0	$(2,695.7)	$152.7	$6,793.6
Issuance of restricted stock	1.0	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	6.4	—	(52.7)	—	—	187.2	—	134.5
Treasury shares held for taxes due upon exercise of stock options	—	(0.3)	—	—	—	—	(18.6)	—	(18.6)
Excess income tax benefit from exercise of stock options	—	—	—	40.4	—	—	—	—	40.4
Stock-based compensation	—	—	—	53.4	—	—	—	—	53.4
Cash dividends declared ($0.88 per share) and other distributions	—	—	—	—	(257.0)	—	—	(3.4)	(260.4)
Purchases of treasury stock	—	(10.7)	—	—	—	—	(475.9)	—	(475.9)
Other	0.1	—	0.1	9.5	—	—	—	—	9.6
Net earnings	—	—	—	—	493.1	—	—	24.6	517.7
Other comprehensive earnings, net of tax	—	—	—	—	—	(39.9)	—	(17.1)	(57.0)
Balances, December 31, 2013	387.0	(96.4)	$3.9	$7,247.6	$2,341.9	$(9.9)	$(3,003.0)	$156.8	$6,737.3
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—
Exercise of stock options	—	2.8	—	(17.0)	—	—	77.7	—	60.7
Treasury shares held for taxes due upon exercise of stock options	—	(0.4)	—	—	—	—	(27.7)	—	(27.7)
Excess income tax benefit from exercise of stock options	—	—	—	39.5	—	—	—	—	39.5
Stock-based compensation	—	—	—	55.7	—	—	—	—	55.7
Cash dividends declared ($0.96 per share) and other distributions	—	—	—	—	(274.2)	—	—	(38.8)	(313.0)
Purchases of treasury stock	—	(8.7)	—	—	—	—	(475.5)	—	(475.5)
Other	—	—	—	11.0	—	—	4.9	—	15.9
Net earnings	—	—	—	—	679.1	—	—	27.8	706.9
Other comprehensive earnings, net of tax	—	—	—	—	—	(97.3)	—	(11.0)	(108.3)
Balances, December 31, 2014	387.6	(102.7)	$3.9	$7,336.8	$2,746.8	$(107.2)	$(3,423.6)	$134.8	$6,691.5
Issuance of restricted stock	0.7	—	—	—	—	—	—	—	—
Exercise of stock options	—	1.9	—	1.0	—	—	56.5	—	57.5
Treasury shares held for taxes due upon exercise of stock options	—	(0.3)	—	—	—	—	(20.0)	—	(20.0)
Excess income tax benefit from exercise of stock options	—	—	—	28.6	—	—	—	—	28.6
Stock-based compensation	—	—	—	97.9	—	—	—	—	97.9
Cash dividends declared ($1.04 per share) and other distributions	—	—	—	—	(305.4)	—	—	(27.1)	(332.5)
Purchases of treasury stock	—	(4.5)	—	—	—	—	(300.4)	—	(300.4)
SunGard acquisition	41.8		0.4	2,743.9	—	—	—	4.2	2,748.5
Other	—	—	—	1.5	—	—	1.0	(13.0)	(10.5)
Net earnings	—	—	—	—	631.5	—	—	19.3	650.8
Other comprehensive earnings, net of tax	—	—	—	—	—	(172.2)	—	(32.4)	(204.6)
Balances, December 31, 2015	430.1	(105.6)	$4.3	$10,209.7	$3,072.9	$(279.4)	$(3,686.5)	$85.8	$9,406.8
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013

(In millions)

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$650.8	$706.9	$517.7
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	669.5	626.3	614.6
Amortization of debt issue costs	10.8	19.7	19.9
Gain on sale of assets	(149.1)	—	(31.6)
Gain on mFoundry acquisition	—	—	(9.2)
Stock-based compensation	97.9	55.7	53.4
Deferred income taxes	48.0	(5.5)	1.5
Excess income tax benefit from exercise of stock options	(28.6)	(39.5)	(40.4)
Other operating activities, net	3.5	20.9	—
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(102.8)	(115.2)	(56.1)
Settlement activity	5.1	(6.3)	(1.7)
Prepaid expenses and other assets	(39.8)	(34.2)	(41.5)
Deferred contract costs	(119.5)	(86.6)	(67.1)
Deferred revenue	63.3	32.5	(60.7)
Accounts payable, accrued liabilities, and other liabilities	27.8	(9.8)	161.5
Net cash provided by operating activities	1,136.9	1,164.9	1,060.3

Cash flows from investing activities:
Additions to property and equipment	(133.3)	(148.5)	(131.7)
Additions to computer software	(282.0)	(222.7)	(204.5)
Acquisitions, net of cash acquired	(1,720.4)	(595.2)	(150.5)
Net proceeds from sale of assets	241.0	—	26.8
Other investing activities, net	(3.3)	(18.2)	(4.8)
Net cash used in investing activities	(1,898.0)	(984.6)	(464.7)

Cash flows from financing activities:
Borrowings	13,216.4	7,936.1	10,494.4
Repayment of borrowings and capital lease obligations	(11,560.6)	(7,364.2)	(10,421.8)
Debt issuance costs	(37.2)	(13.8)	(18.7)
Excess income tax benefit from exercise of stock options	28.6	39.5	40.4
Proceeds from exercise of stock options	57.1	61.1	143.0
Treasury stock activity	(320.4)	(521.9)	(475.9)
Dividends paid	(304.7)	(275.1)	(256.3)
Distributions to Brazilian Venture partner	(23.6)	(34.8)	—
Other financing activities, net	(40.9)	(25.0)	(51.1)
Net cash provided by (used in) financing activities	1,014.7	(198.1)	(546.0)
Effect of foreign currency exchange rate changes on cash	(58.8)	(36.9)	(19.7)
Net increase (decrease) in cash and cash equivalents	194.8	(54.7)	29.9
Cash and cash equivalents, beginning of year	492.8	547.5	517.6
Cash and cash equivalents, end of year	$687.6	$492.8	$547.5

Supplemental cash flow information:
Cash paid for interest	$141.5	$168.7	$193.5
Cash paid for income taxes	$355.0	$291.8	$320.3
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

(1)    Basis of Presentation

FIS is a global leader in financial services technology which offers a broad range of solutions in retail and enterprise banking, payments, capital markets, asset and wealth management, risk and compliance, treasury and insurance, as well as providing financial consulting and outsourcing services.

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 18).

On August 12, 2015, FIS and certain of its wholly owned subsidiaries entered into an Agreement and Plan of Merger with SunGard and SunGard Capital Corp. II (collectively “SunGard”) pursuant to which, through a series of mergers, FIS acquired SunGard (collectively the "SunGard acquisition" or the "Acquisition"). FIS completed the SunGard acquisition on November 30, 2015, and SunGard's results of operations and financial position are included in the Consolidated Financial Statements and within the GFS segment from and after the date of acquisition.

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

(b)Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company’s payment processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with automated teller machines ("ATM"), point-of-sale or electronic benefit transactions ("EBT") and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due to the Company are included in cash and cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value. As of December 31, 2015, cash and cash equivalents also included $4.7 million in deposits set aside under performance guarantees.  As of December 31, 2015, we had cash and cash equivalents of $687.6 million of which approximately $438.6 million is held by our foreign entities.

(c)Fair Value Measurements

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

ASC Topic 805, Business Combinations, requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. Fair values are determined using the framework outlined below under Fair Value Hierarchy and the methodologies addressed in the individual subheadings. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the combination date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt is estimated to be approximately $30.4 million and $63.8 million higher than the carrying value as of December 31, 2015 and 2014, respectively. These estimates are based on values of trades of our debt in close proximity to year end, which are considered Level 2-type measurements, as discussed below. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign exchange forward contracts. Derivative instruments are valued using Level 2-type measurements.

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

Fair Value Measurements

Generally accepted accounting principles require that, subsequent to their initial recognition, certain assets be reviewed for impairment on a nonrecurring basis by comparison to their fair value. As more fully discussed in their respective subheadings below, this includes goodwill, long-lived assets, intangible assets, computer software and investments. There were no significant fair value measurement impairments for 2015, 2014 or 2013.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingent consideration liabilities recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled. See Note 6 for discussion of The Capital Markets Company BVBA ("Capco") contingent consideration liability.

(d)Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging. During 2015, 2014 and 2013, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are determined using Level 2 type measurements. They are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s term and revolving loans (Note 13). The Company’s existing cash flow hedges are highly effective and there was no impact on 2015 earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2015, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements.

The Company's foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in the Company's results of operations and/or cash flows resulting from foreign exchange rate fluctuations. During 2015 and 2014, the Company entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2015 and 2014, the notional amount of these derivatives was approximately $81.0 million and $85.4 million, respectively, and the fair value was nominal. These derivatives have not been designated as hedges for accounting purposes.

Prior to the Acquisition (see Note 6) , SunGard used currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. The Company assumed certain of these contracts in connection with the Acquisition and entered into additional contracts in December 2015. As of December 31, 2015, the notional amount of these derivatives was approximately $50.1 million and the fair value was $1.4 million, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

In September 2015 in contemplation of issuing long-term financing for the SunGard acquisition, the Company entered into treasury lock hedges with a total notional amount of $1.0 billion reducing the risk of changes in the benchmark index component of the 10-year treasury yield. The Company designated these derivatives as cash flow hedges. On October 13, 2015, in conjunction with the pricing of the $4.5 billion senior notes, the Company terminated these treasury lock contracts for a cash settlement payment of $15.9 million, which was recorded as a component of Other Comprehensive Earnings and will be reclassified as an adjustment to interest expense over the ten years during which the related interest payments that were hedged will be recognized in income.

(e)Trade Receivables

A summary of trade receivables, net, as of December 31, 2015 and 2014 is as follows (in millions):

	2015	2014
Trade receivables — billed	$1,515.9	$969.8
Trade receivables — unbilled	201.5	172.2
Total trade receivables	1,717.4	1,142.0
Allowance for doubtful accounts	(16.2)	(15.6)
Total trade receivables, net	$1,701.2	$1,126.4

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Approximately $42.4 million of unbilled receivables as of December 31, 2015 relates to services provided under ongoing long-term contracts that were not yet billable pursuant to the terms of those agreements but will be invoiced in 2016. We expect the unbilled receivables for continuing services under these contracts to be $34.2 million as of December 31, 2016.

When evaluating the adequacy of the allowance for doubtful accounts, the Company considers historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

A summary roll forward of the allowance for doubtful accounts, for 2015, 2014 and 2013 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2012	$(19.9)
Bad debt expense	(3.2)
Write-offs, net of recoveries	6.9
Allowance for doubtful accounts as of December 31, 2013	(16.2)
Bad debt expense	(8.5)
Write-offs, net of recoveries	9.1
Allowance for doubtful accounts as of December 31, 2014	(15.6)
Bad debt expense	(10.1)
Write-offs, net of recoveries	9.5
Allowance for doubtful accounts as of December 31, 2015	$(16.2)

(f)Settlement Deposits, Receivables and Payables

We manage certain integrated electronic payment services and programs and wealth management processes for our clients that require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities and, as of December 31, 2015 and 2014 included $125.0 million and $139.3 million, respectively, of investments with original maturities of greater than 90 days. These investments are valued based on Level 1 and Level 2 type measurements in the fair-value hierarchy. Settlement receivables represents amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the balance sheet and operating cash flows on the statement of cash flows. The payment solution services that give rise to these settlement balances are separate and distinct from those settlement activities referred to under (b) Cash and Cash Equivalents, where the services we provide primarily facilitate the movement of funds.

(g)Goodwill

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. FASB ASC Topic 350, Intangibles — Goodwill and Other, requires that goodwill and other intangible assets with indefinite useful lives not be amortized, but rather be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The guidance allows an entity first to assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as "step zero." If an entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent), the "step one" quantitative assessment must be performed for that reporting unit. ASC Topic 350 provides examples of events and circumstances that should be considered in performing the "step zero" qualitative assessment, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit or the entity as a whole and a sustained decrease in share price.

In applying the quantitative analysis, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach, which are Level 3 and Level 2 type measurements. The income approach calculates a value based upon the present value of estimated future cash

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

flows, while the market approach uses earnings multiples of similarly situated guideline public companies. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and further testing is not required. We engaged independent specialists to perform valuations of our reporting units effective January 1, 2015 in conjunction with our re-segmentation, and prior to that in 2012. There was a substantial excess of fair value over carrying value for each of our reporting units in both the 2015 and 2012 independent valuations.

The Company assesses goodwill for impairment on an annual basis during the fourth quarter using a September 30 measurement date unless circumstances require a more frequent measurement. For each of 2015, 2014 and 2013, we began our assessment with the step zero qualitative analysis. In performing the step zero qualitative analysis for each year, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one quantitative analysis specifically for the purpose of our annual impairment test in any year presented in these financial statements.

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

(i)Intangible Assets

The Company has intangible assets that consist primarily of customer relationships and trademarks that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses. Customer relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates up to a 10-year period. Intangible assets with finite lives (principally customer relationships and certain trademarks) are reviewed for impairment in accordance with FASB ASC Section 360-10-35, Impairment or Disposal of Long-Lived Assets, while certain trademarks determined to have indefinite lives are reviewed for impairment at least annually in accordance with FASB ASC Topic 350. Similar to the guidance for goodwill, ASC Topic 350 allows an organization to first perform a qualitative assessment of whether it is more likely than not that an asset has been impaired.

We engaged independent specialists to perform a valuation of our indefinite lived intangible assets in 2015 and 2012, using a form of income approach valuation known as the relief-from-royalty method, which is a Level 3 type measurement. For 2015, we proceeded directly to a step one quantitative analysis. There was a substantial excess of fair value over carrying value for each of our indefinite lived intangible assets in the 2015 independent valuations. For each of 2014 and 2013, we began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets based on the 2012 valuation. Based upon the results of these assessments, there were no indications of impairment, except for one trademark with nominal value in 2013.

(j)Computer Software

Computer software includes software acquired in business combinations, purchased software and capitalized software development costs. Software acquired in business combinations is generally valued using the relief-from-royalty method, a Level 3 type measurement. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to 10 years.

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which primarily include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to 10 years, or (2) the ratio of current revenues to total anticipated revenues over its useful life.

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

(n)Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card and wealth management processing services, other payment processing services, professional services, software licensing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud revenue and software related services. The Company recognizes revenue when: (i) evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collection is considered probable. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Revenue generated from contracts executed outside of our North American operations represented approximately 22%, 22% and 21% of total revenue in 2015, 2014 and 2013, respectively.

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

Processing Services Revenues

Processing services are comprised of data processing and application and/or facility management, including our SaaS and cloud offerings. Revenues from processing services are typically volume- or activity-based depending on factors such as the number of accounts processed, transactions or trades processed, users, number of hours of services or computer resources used. They can also be based on minimum monthly usage fees. Revenues from these arrangements are recognized as services are performed. Processing services represented 75% of total revenues in 2015 and 2014 and 76% in 2013.

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

Professional Services Revenues

Revenues and costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement when these upfront services do not have standalone value or if revenue otherwise allocable to these elements is contingent upon delivery of other elements in the arrangement. Revenues and costs related to other consulting service agreements are recognized as the services are provided, assuming the separation criteria outlined above are satisfied. Professional services as a percentage of total revenues were 14%, 15% and 12% in 2015, 2014 and 2013, respectively. A significant portion of our professional services revenues is derived from contracts for dedicated personnel resources who are often working full-time at a client site and under their direction. These revenues generally re-occur as contracts are renewed.

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
Software license fees in certain of our SunGard businesses include rental fees for clients who would prefer a periodic fee instead of a larger up-front payment. Software rentals combine the license and maintenance services into a bundled element, and the fee is recognized ratably over the corresponding services period when the client has the right to use the software product and receive maintenance and support services.
Software license revenue and related post-contract customer support represented approximately 9%, 7% and 8% of total revenues in 2015, 2014 and 2013, respectively, with over 65% of the revenue representing post-contractual support revenue.

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

Hardware and Other Revenues

Hardware and other miscellaneous revenues including termination fees represented approximately 2% of our total revenues in 2015 and are recognized following the separation and recognition criteria discussed above. The Company generally does not stock in inventory the hardware products sold, but arranges for delivery of hardware from third-party suppliers. The Company evaluates the gross vs. net indicators for these transactions and records the revenue related to hardware transactions on a gross basis as appropriate and the related costs are included in cost of revenue as appropriate if the Company is considered the primary obligor by the customer, bears risk of loss and has latitude in establishing prices on the equipment.

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

(p)Stock-Based Compensation Plans

The Company accounts for stock-based compensation plans using the fair value method. Thus, compensation cost is measured based on the fair value of the award at the grant date and is recognized over the service period. Certain of our stock awards also contain performance conditions. In those circumstances, compensation cost is recognized over the service period when it is probable the outcome of that performance condition will be achieved. If the Company concludes at any point prior to completion of the requisite service period that it is not probable that the performance condition will be met, any previously recorded expense would be reversed.

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

(s)Provision for Check Guarantee Losses

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss provisions and anticipated recoveries are determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of $11.2 million and $14.5 million as of December 31, 2015 and 2014, respectively,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related to these estimations. The Company had accrued claims recoverable of $13.4 million and $20.4 million as of December 31, 2015 and 2014, respectively, related to these estimations. In addition, the Company recorded provisions for check guarantee losses, net of anticipated recoveries excluding service fees, of $48.9 million, $57.2 million and $57.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $41.2 million, $51.9 million and $53.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(t)Net Earnings per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2015, 2014 and 2013 are computed using the treasury stock method.

Net earnings and earnings per share for the years ended December 31, 2015, 2014 and 2013 are as follows (in millions, except per share data):

	Year ended December 31,
	2015	2014	2013
Earnings from continuing operations attributable to FIS, net of tax	$638.8	$690.5	$490.0
Earnings (loss) from discontinued operations attributable to FIS, net of tax	(7.3)	(11.4)	3.1
Net earnings attributable to FIS common stockholders	$631.5	$679.1	$493.1
Weighted average shares outstanding — basic	285.0	284.8	289.7
Plus: Common stock equivalent shares	3.7	3.9	4.5
Weighted average shares outstanding — diluted	288.7	288.7	294.2
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$2.24	$2.42	$1.69
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	(0.03)	(0.04)	0.01
Net earnings per share — basic attributable to FIS common stockholders *	$2.22	$2.38	$1.70
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$2.21	$2.39	$1.67
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	(0.03)	(0.04)	0.01
Net earnings per share — diluted attributable to FIS common stockholders *	$2.19	$2.35	$1.68

* amounts may not sum due to rounding.
Options to purchase approximately 3.5 million, 4.4 million and 4.2 million shares of our common stock for the years ended December 31, 2015, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(u)Certain Reclassifications

Certain reclassifications have been made in the 2014 and 2013 Consolidated Financial Statements to conform to the classifications used in 2015.

(3)    Divestitures and Discontinued Operations

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As described below, certain operations are reported as discontinued in the Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013. The revenues and earnings (losses) of the businesses included in discontinued operations for the periods presented were as follows:

Revenues	2015	2014	2013
eCas business line	$—	$3.0	$7.3

Earnings (loss) from discontinued operations net of tax:	2015	2014	2013
eCas business line	$(3.9)	$(5.1)	$1.2
ClearPar	—	—	16.7
Healthcare Benefit Solutions Business	—	—	0.1
Participacoes operations	(3.4)	(6.3)	(14.9)
Total discontinued operations	$(7.3)	$(11.4)	$3.1

China eCas Business Line

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. We entered into a purchase agreement in January 2015 to sell this business and the transaction closed during the second quarter of 2015.

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

Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its clients during the second quarter of 2011. Participacoes had charges associated with shut-down activities of $5.2 million, $10.1 million and $23.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. The shut-down activities involved the transfer and termination of approximately 2,600 employees, which was completed in 2011. Former employees generally had up to two years from the date of terminations, extended through April 2013, to file labor claims and a number of them did file labor claims. As of December 31, 2015, there were approximately 550 active claims remaining. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $9.4 million in court ordered deposits, is $9.7 million as of December 31, 2015. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

In 2004, Proservvi Empreendimentos e Servicios, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Participacoes, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed five claims against Servicos asserting potential tax liabilities of approximately $5.8 million. There are potentially 31 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $58.1 million making the total potential exposure for all 36 claims approximately $63.9 million. We do not believe a liability for these 36 total claims is probable or reasonably estimable and, therefore, have not recorded a liability for any of these claims.

ClearPar

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

(4)    Components of Other Comprehensive Earnings

The following table shows accumulated other comprehensive earnings ("AOCE") attributable to FIS by component, net of tax, for the year ended December 31, 2015 (in millions):

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other (1)	Total
Balances, December 31, 2014	$(0.7)	$(95.2)	$(11.3)	$(107.2)
Other comprehensive gain/(loss) before reclassifications	(1.0)	(163.4)	(9.9)	(174.3)
Amounts reclassified from AOCE	2.1	—	—	2.1
Net current period AOCE attributable to FIS	1.1	(163.4)	(9.9)	(172.2)
Balances, December 31, 2015	$0.4	$(258.6)	$(21.2)	$(279.4)

(1)
Includes the cash settlement payment on treasury lock contracts associated with bridge financing for the SunGard acquisition. This amount will be amortized as an adjustment to interest expense over the ten years in which the related interest payments that were hedged are recognized in income.

The amount reclassified from AOCE for interest rate derivative contracts includes $3.7 million recorded as interest expense, reduced by a related $1.6 million provision for income taxes. See Note 14 for the tax provision associated with each component of other comprehensive income.

(5)    Related Party Transactions

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco") in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of December 31, 2015 was $86.6 million. Upon the exit of one partner bank, certain terms of the Brazilian Venture were subsequently renegotiated between Banco Bradesco and FIS and were memorialized in an Amended Association Agreement in November 2011. Among other things, the payout for the Brazilian Venture Notes was extended over a ten-year period. Additional performance remuneration provisions upon the achievement of targeted account and transaction volumes were renegotiated, for which additional related party payables were recorded as of December 31, 2011, based on management's expectation that the targets will be met. The passage of time and the achievement of certain targets triggered payments to Banco Bradesco of $4.8 million and $5.5 million in 2015 and 2014, respectively. The remaining related party payable was $33.2 million and $42.9 million as of December 31, 2015 and 2014, respectively. In addition, the board of directors for the Brazilian Venture declared a one-time dividend during the years ended December 31, 2015 and 2014, resulting in payments of $23.6 million and $34.8 million respectively, to Banco Bradesco and thereby reducing the value of the noncontrolling interest as of December 31, 2015 to $81.1 million.

The Company recorded Brazilian Venture revenues of $236.8 million, $281.4 million and $296.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, from Banco Bradesco relating to these services. Banco Bradesco Brazilian Venture revenues included $95.9 million and $29.7 million of unfavorable currency impact during the years ended

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2015 and 2014, respectively, resulting from a stronger U.S. Dollar in 2015 as compared to 2014 and 2014 as compared to 2013.

The Brazilian Venture currently processes approximately 64 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios.

(6)Acquisitions

SunGard

FIS completed the SunGard acquisition on November 30, 2015, and SunGard's results of operations and financial position are included in the Consolidated Financial Statements from and after the date of acquisition. The SunGard acquisition increased our existing portfolio of solutions to automate a wide range of complex business processes for financial services institutions and corporate and government treasury departments, adding trading, securities operations, administering investment portfolios, accounting for investment assets, and managing risk and compliance requirements. In addition, the Acquisition now enables us to provide software and technology services to domestic governments at all levels, nonprofits and utilities and to kindergarten through 12th grade ("K-12") educational institutions.

Through a series of mergers, FIS acquired 100 percent of the equity of SunGard, for a total purchase price as follows (in millions):

Cash consideration, including SunGard transaction fees paid at closing	$2,334.8
Value of stock and vested equity awards exchanged for FIS shares	2,696.8
Value of vested portion of SunGard stock awards exchanged for FIS awards	47.5
$5,079.1

We recorded a preliminary allocation of the purchase price to SunGard tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2015. The provisional amounts for intangible assets are based on independent third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Land and building valuations based on appraisals performed by certified property appraisers were underway as of December 31, 2015. Our evaluations of the facts and circumstances available as of November 30, 2015 to assign fair values to other assets acquired and liabilities assumed are ongoing, as are our assessments of the economic characteristics of the acquired software and other intangibles. These evaluations may result in changes to the provisional amounts recorded.

In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the financial statements will not be retrospectively adjusted for any measurement-period adjustments that occur in subsequent periods. Rather, we will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment is determined. We will also be required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The preliminary purchase price allocation is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash	$631.1
Trade and other receivables	559.4
Property and equipment	135.5
Computer software	674.3
Intangible assets	4,190.0
Other assets	73.7
Goodwill	5,993.8
Liabilities assumed and noncontrolling interest	(7,178.7)
$5,079.1

The following table summarizes the liabilities assumed in the SunGard acquisition (in millions):

Long-term debt, subsequently retired	$4,737.9
Deferred income taxes	1,650.2
Deferred revenue	278.3
Other liabilities and noncontrolling interest	512.3
$7,178.7

The gross contractual amount of trade and other receivables acquired was approximately $583.3 million. The difference between that total and the provisional amount reflected above represents our best estimate at the acquisition date of the contractual cash flows not expected to be collected. This difference was derived using SunGard's historical bad debts, sales allowances and collection trends.

In connection with the Acquisition, we also granted approximately 2.4 million restricted stock units in replacement of similar outstanding unvested awards held by SunGard employees. The amounts attributable to services already rendered were included as an adjustment to the purchase price and the amounts attributable to future services will be expensed over the remaining vesting period based on a valuation as of the date of closing.

Pro Forma Results

SunGard's revenues and pre-tax loss from continuing operations of $253.9 million and $11.7 million, respectively, from November 30, 2015 through December 31, 2015, are included in the Consolidated Statements of Earnings. Selected unaudited pro forma results of operations for the years ended December 31, 2015 and 2014, assuming the Acquisition had occurred as of January 1, 2014, are presented for comparative purposes below (in millions, except per share amounts):

	2015	2014
Total processing and services revenues	$9,139.1	$8,985.8
Net earnings (loss) from continuing operations attributable to FIS common stockholders	$388.8	$(35.4)
Pro forma earnings (loss) per share - basic from continuing operations attributable to FIS common stockholders	$1.19	$(0.11)
Pro forma earnings (loss) per share - diluted from continuing operations attributable to FIS common stockholders	$1.17	$(0.11)

Pro forma results include impairment charges of $339.0 million and merger and integration related costs of $200.0 million on a pre-tax basis for 2014. The pro forma results do not include any anticipated synergies, but do include the impacts of purchase accounting adjustments and conforming commission policies. SunGard elected to expense commission payments as incurred whereas FIS recognizes commission expense over the period that the related revenue is recognized. The pro forma earnings (pre-tax) have been increased by $11.9 million and $15.1 million for 2015 and 2014, respectively, to conform SunGard’s expense recognition to FIS' policy. SunGard’s policies and practices surrounding software development and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

capitalization of related costs differed from those used by FIS and will be conformed to those of FIS prospectively. As a result, FIS expects that more development costs will qualify to be capitalized than SunGard has recorded historically. It is not practicable to determine what the impact of the changes in application of the capitalization principles would have been for purposes of these pro forma results.

Excluding the impact of deferred revenue adjustments, total pro forma revenues would be $9,148.9 million and $9,222.8 million for 2015 and 2014, respectively.

Other Acquisitions

The Company completed a number of other acquisitions in 2015, 2014 and 2013 that were not significant, individually or in the aggregate, including Clear2Pay NV. ("Clear2Pay") for $461.5 million in October 2014, Reliance Financial Corporation ("Reliance") for $110.0 million in July 2014, Credit Management Solutions, Inc. ("CMSI") for $29.0 million in April 2014, and mFoundry, Inc. ("mFoundry") for $115.0 million in March 2013. The results of operations and financial position of these entities are included in the Consolidated Financial Statements from and after the date of acquisition.

The addition of Clear2Pay expanded FIS’ global payments capabilities and enhanced our ability to deliver differentiated enterprise payments solutions. Because the Clear2Pay purchase price was denominated in Euros, we initiated a foreign currency forward contract to purchase Euros and sell U.S. Dollars to manage the risk arising from fluctuations in exchange rates until the closing.  As this derivative did not qualify for hedge accounting, we recorded a charge of $16.2 million in Other income (expense), net during the third quarter of 2014.  This forward contract was settled on October 1, 2014.

Our acquisition of Atlanta-based Reliance enabled us to provide a full-service wealth management and retirement offerings encompassing technology, full back-office operations outsourcing, custody services and retirement trust and fiduciary services.

Capco Contingent Consideration

The Capco purchase price in 2010 included cash consideration of $297.8 million at closing plus future contingent consideration valued at $113.7 million based on targeted operating performance in 2013 through 2015. We recorded an additional charge of $85.2 million in December 2013 as a result of amendments to the earn-out provisions based on management's outlook and increased projections of Capco's future results in light of its consistently improving performance. The amendments established a final agreed amount in total cash contingent consideration and number of shares in equity contingent consideration, subject to reduction and forfeiture provisions if operating performance targets are not met. The liability had previously been reduced by $22.3 million in 2011 and increased by $43.9 million in 2013 based on forecasts of achievement of targeted operating performance. No adjustments were required in 2015, 2014 and 2012. The remaining contingent consideration liability is $55.2 million as of December 31, 2015, and is included in accounts payable and accrued liabilities in Consolidated Balance Sheets. The remaining payments will be made in 2016, subject to any forfeitures and indemnities.

In conjunction with the acquisition, Capco and FIS established a New Hires and Promotions Incentive Plan ("NHP") to attract new employees and to retain and incent existing employees and management. This plan provided for aggregate payments of up to $67.8 million to eligible participants upon achievement of targeted operating performance in 2013 through 2015. The NHP was amended and restated in December 2013 to: (1) fix the total amount payable at $43.4 million, subject to reduction and forfeiture provisions; (2) establish the named participants and their respective unit allocations; and (3) eliminate any continued service requirements to FIS by the participants after the amendment date. Based on management's expectation that the operating performance measures would be achieved, the liability for the NHPP was adjusted to the present value of the amended total payout, with the resulting increase of $18.1 million recorded in 2013. Prior to the amendment, the expected liability was being expensed over the performance period, which was deemed to equal the service period.

(7)Property and Equipment

Property and equipment as of December 31, 2015 and 2014 consists of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2015	2014
Land	$30.4	$28.1
Buildings	202.9	186.9
Leasehold improvements	138.6	111.7
Computer equipment	846.0	718.6
Furniture, fixtures, and other equipment	177.9	159.1
	1,395.8	1,204.4
Accumulated depreciation and amortization	(785.1)	(721.1)
	$610.7	$483.3

During the years ended December 31, 2015 and 2014, the Company entered into capital lease obligations of $9.2 million and $26.1 million, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Consolidated Balance Sheet as of December 31, 2015. Periodic payments are included in repayment of borrowings on the Consolidated Statements of Cash Flows.

Depreciation and amortization expense on property and equipment, including that recorded under capital leases, amounted to $139.1 million, $130.1 million and $119.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(8)Goodwill

Changes in goodwill during the years ended December 31, 2015 and 2014 are summarized as follows (in millions):

	IFS	GFS	Total
Balance, December 31, 2013	$6,711.6	$1,788.4	$8,500.0
Goodwill acquired during 2014	74.2	329.8	404.0
Purchase price and foreign currency adjustments	—	(26.4)	(26.4)
Balance, December 31, 2014	6,785.8	2,091.8	8,877.6
Goodwill acquired during 2015	9.6	5,993.8	6,003.4
Goodwill distributed through sale of non-strategic assets	(98.1)	—	(98.1)
Purchase price and foreign currency adjustments	—	(38.2)	(38.2)
Balance, December 31, 2015	$6,697.3	$8,047.4	$14,744.7

In performing the step zero qualitative analysis for 2015, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. As a result, no reporting units were at risk of impairment as of the September 30, 2015 measurement date (see Note 2 (g)). As indicated in Note 6, we recorded a preliminary allocation of the purchase price to SunGard tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2015, with the residual recorded to goodwill. Any changes in those provisional amounts recorded during the measurement period may result in adjustments to goodwill.

(9)Intangible Assets

Customer relationships intangible assets are obtained as part of acquired businesses and are amortized over their estimated useful lives, generally five to 10 years, using accelerated methods. Trademarks determined to have indefinite lives are not amortized. Certain other trademarks are amortized over periods ranging up to 15 years. As of December 31, 2015 and 2014, trademarks carried at $80.8 million and $82.3 million, respectively, were classified as indefinite lived.

Intangible assets as of December 31, 2015 consist of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Cost	Accumulated Amortization	Net
Customer relationships	$6,782.3	$(1,782.3)	$5,000.0
Trademarks	181.1	(21.9)	159.2
	$6,963.4	$(1,804.2)	$5,159.2

Intangible assets as of December 31, 2014 consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$2,761.7	$(1,600.5)	$1,161.2
Trademarks	122.8	(16.0)	106.8
	$2,884.5	$(1,616.5)	$1,268.0

Amortization expense for intangible assets with finite lives was $231.1 million, $215.0 million and $233.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated amortization of intangibles, including the contract intangible in our Brazilian Venture, which is amortized as a reduction in revenue, for the next five years is as follows (in millions):

2016	$476.9
2017	686.2
2018	689.1
2019	683.8
2020	516.8

(10)    Computer Software

Computer software as of December 31, 2015 and 2014 consists of the following (in millions):

	2015	2014
Software from business acquisitions	$1,188.8	$519.2
Capitalized software development costs	984.7	953.1
Purchased software	126.0	120.3
Computer software	2,299.5	1,592.6
Accumulated amortization	(715.9)	(699.2)
Computer software, net of accumulated amortization	$1,583.6	$893.4

Amortization expense for computer software was $228.6 million, $209.7 million and $195.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(11)Deferred Contract Costs

Deferred contract costs as of December 31, 2015 and 2014 consists of the following (in millions):

	2015	2014
Installations and conversions in progress	$33.8	$17.9
Installations and conversions completed, net	93.4	90.8
Sales commissions and other, net	125.8	104.5
Total deferred contract costs	$253.0	$213.2

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization of deferred contract costs was $70.8 million, $71.5 million and $66.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(12)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2015 and 2014 consists of the following (in millions):

	2015	2014
Salaries and incentives	$324.5	$138.7
Accrued benefits and payroll taxes	113.9	53.9
Trade accounts payable and other accrued liabilities	535.1	386.5
Accrued claims and claims payable	19.2	20.8
Accrued interest payable	62.5	21.8
Taxes other than income tax	65.0	47.5
Capco acquisition related liabilities	66.2	61.1
Total accounts payable and accrued liabilities	$1,186.4	$730.3

(13)     Long-Term Debt
Long-term debt as of December 31, 2015 and 2014 consists of the following (in millions):

	2015	2014
2017 Term Loans (1)	$1,300.0	$1,300.0
2018 Term Loans (2)	1,500.0	—
Senior Notes due 2017, interest payable semi-annually at 1.450%	300.0	300.0
Senior Notes due April 2018, interest payable semi-annually at 2.000%	250.0	250.0
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750.0	—
Senior Notes due 2020, interest payable semi-annually at 3.625%	1,750.0	—
Senior Notes due March 2022, interest payable semi-annually at 5.000%	700.0	700.0
Senior Notes due October 2022, interest payable semi-annually at 4.500%	500.0	—
Senior Notes due 2023, interest payable semi-annually at 3.500%	1,000.0	1,000.0
Senior Notes due 2024, interest payable semi-annually at 3.875%	700.0	700.0
Senior Notes due 2025, interest payable semi-annually at 5.000%	1,500.0	—
Revolving Loan, (3)	1,250.0	795.0
Other	13.1	22.7
	11,513.1	5,067.7
Current portion	(15.3)	(13.1)
Long-term debt, excluding current portion	$11,497.8	$5,054.6
__________________________________________

(1)
Interest on the 2017 Term Loans is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. As of December 31, 2015, the weighted average interest rate on the 2017 Term Loans was 1.49%.

(2)
Interest on the 2018 Term Loans is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. As of December 31, 2015, the weighted average interest rate on the 2018 Term Loans was 1.48%.

(3)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of December 31, 2015, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.25%.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FIS is a party to a syndicated credit agreement (the “Credit Agreement”), which as of December 31, 2015 provided total committed capital of $4,300.0 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $3,000.0 million maturing on December 18, 2019 (the "Revolving Loan") and (2) term loans of $1,300.0 million maturing on March 30, 2017 (the "2017 Term Loans"). FIS is also a party to a syndicated term loan agreement (the "Term Loan Agreement" and together with the Credit Agreement, the "FIS Credit Agreements"), which as of December 31, 2015 provided term loans of $1,500.0 million maturing on December 18, 2018 (the "2018 Term Loans"). As of December 31, 2015, the outstanding principal balance of the Revolving Loan was $1,250.0 million, with $1,742.4 million of borrowing capacity remaining thereunder (net of $7.6 million in outstanding letters of credit issued under the Revolving Loan).

Concurrent with the execution of the SunGard acquisition agreement (Note 6), the Company secured $6.9 billion of committed bridge financing to ensure our ability to fund the cash requirements related to the Acquisition. The bridge commitments were terminated in October following the (a) amendment of the Credit Agreement to modify certain covenants; (b) the issuance of the $1.5 billion Term Loan Agreement funded upon completion of the Acquisition with the 2018 Term Loans; and (c) the issuance of $4.5 billion of senior unsecured fixed rate notes. The 2018 Term Loans mature on the third anniversary of the initial funding date. The loans under the Credit Agreement are not subject to mandatory prepayment and voluntary prepayments will be permitted at any time without fee and subject to minimum dollar requirements. The Company incurred and expensed approximately $17.0 million in the third quarter in connection with securing the financing. Additional fees of $2.6 million were capitalized as debt issuance costs.

The obligations of FIS under the FIS Credit Agreements and under all of its outstanding senior notes rank equal in priority and are unsecured. On December 18, 2014, FIS completed an amendment to the Credit Agreement that, among other provisions, eliminated all existing guarantees from FIS' subsidiaries. The FIS Credit Agreements and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following summarizes the mandatory annual principal payments pursuant to the FIS Credit Agreements and the senior notes' indentures as of December 31, 2015 (in millions):

Total
2016	$—
2017	1,600.0
2018	2,500.0
2019	—
2020	1,750.0
Thereafter	4,400.0
Total	$10,250.0

Voluntary prepayment of the Term Loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date.

FIS may redeem some or all of the March 2022 Notes on or before May 14, 2020 at a specified premium to par, and thereafter at par as outlined in the indenture agreement. FIS may also redeem the 2017 Notes, the April and October 2018 Notes, 2020 Notes, October 2022 Notes, 2023 Notes, 2024 Notes and 2025 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption; provided no make-whole amount will be paid for redemptions of the 2020 Notes during the one month prior to its maturity, the October 2022 Notes during the two months prior to its maturity and the 2023 Notes, the 2024 Notes and the 2025 Notes during the three months prior to their maturity.

Debt issuance costs of $69.2 million, net of accumulated amortization, remain capitalized as of December 31, 2015, related to all of the above outstanding debt.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The combined commitments of our top 10 revolving lenders comprise about 72% of our Revolving Loan. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations. If the single largest lender were to default under the terms of the Credit Agreement (impacting the capacity of the Revolving Loan), the maximum loss of available capacity on the undrawn portion of the Revolving Loan, as of December 31, 2015, would be approximately $128.3 million.

The fair value of the Company’s long-term debt is estimated to be approximately $30.4 million higher than the carrying value as of December 31, 2015. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to December 31, 2015, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of December 31, 2015, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 3, 2014	February 1, 2017	$400.0	One Month LIBOR (1)	0.89%	(2)
January 4, 2016	January 1, 2017	400.0	One Month LIBOR (1)	0.65%	(2)
January 4, 2016	January 1, 2018	500.0	One Month LIBOR (1)	0.92%	(2)
January 4, 2016	January 1, 2019	250.0	One Month LIBOR (1)	1.18%	(2)
		$1,550.0
___________________________________

(1)	0.43% in effect as of December 31, 2015.

(2)	Does not include the applicable margin and facility fees paid to lenders on term loans and revolving loans as described above.
We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s interest rate derivative instruments is as follows (in millions):

	December 31, 2015		December 31, 2014
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Other noncurrent assets	$1.3	Other noncurrent assets	$—
Interest rate swap contracts	Accounts payable and accrued liabilities	—	Accounts payable and accrued liabilities	0.7
Interest rate swap contracts	Other long-term liabilities	1.0	Other long-term liabilities	0.9

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the effect of derivative instruments on the Company’s Consolidated Statements of Comprehensive Earnings and recognized in AOCE for the years ended December 31, 2015, 2014 and 2013 are as follows (in millions):

	Amount of gain (loss) recognized in AOCE on derivatives
Derivatives in cash flow hedging relationships	2015	2014	2013
Interest rate derivative contracts	$(17.4)	$(3.5)	$0.5

	Amount of gain (loss) reclassified from AOCE into income
Location of gain (loss) reclassified from AOCE into income	2015	2014	2013
Interest expense	$(3.7)	$(6.3)	$(5.5)

Approximately $1.3 million of the balance in AOCE as of December 31, 2015, is expected to be reclassified into income over the next twelve months.

Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2015, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

(14)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2015, 2014 and 2013 consists of the following (in millions):

	2015	2014	2013
Current provision:
Federal	$248.4	$248.2	$232.2
State	32.5	32.1	27.2
Foreign	51.8	63.7	49.3
Total current provision	$332.7	$344.0	$308.7
Deferred provision (benefit):
Federal	$49.8	$(3.6)	$0.2
State	5.5	(2.3)	(1.1)
Foreign	(9.2)	(3.0)	1.1
Total deferred provision	46.1	(8.9)	0.2
Total provision for income taxes	$378.8	$335.1	$308.9

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
United States	$863.5	$789.3	$753.8
Foreign	173.4	264.1	69.7
Total	$1,036.9	$1,053.4	$823.5

Total income tax expense for the years ended December 31, 2015, 2014 and 2013 is allocated as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2015	2014	2013
Tax expense per statements of earnings	$378.8	$335.1	$308.9
Tax expense attributable to discontinued operations	(1.8)	(3.9)	2.3
Unrealized (benefit)/ loss gain on investments and derivatives	(5.1)	1.0	0.4
Unrealized (loss) gain on foreign currency translation	(0.2)	(4.6)	(5.8)
Other components of other comprehensive income	—	(3.1)	(0.1)
Total income tax expense (benefit) allocated to other comprehensive income	(5.3)	(6.7)	(5.5)
Tax benefit from exercise of stock options	(28.6)	(39.5)	(40.4)
Total income tax expense	$343.1	$285.0	$265.3

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	4.6	4.6	4.6
Federal benefit of state taxes	(1.6)	(1.6)	(1.6)
Foreign rate differential	(2.6)	(2.6)	(2.5)
Capco contingent consideration	—	—	5.9
Other	1.1	(3.6)	(3.9)
Effective income tax rate	36.5%	31.8%	37.5%

The significant components of deferred income tax assets and liabilities as of December 31, 2015 and 2014 consist of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$228.2	$183.2
Employee benefit accruals	98.0	55.5
State taxes	44.4	11.8
Foreign currency translation adjustment	30.0	28.9
Foreign tax credit carryforwards	13.6	12.7
Accruals	13.5	27.1
Allowance for doubtful accounts	10.6	3.6
Deferred revenue	—	43.7
Interest rate swaps	—	0.5
Total gross deferred income tax assets	438.3	367.0
Less valuation allowance	(166.9)	(121.7)
Total deferred income tax assets	271.4	245.3
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	2,606.1	899.5
Deferred contract costs	102.7	91.1
Depreciation	60.9	48.4
Deferred revenue	27.5	—
Prepaid expenses	10.5	6.6
Other	1.6	0.9
Total deferred income tax liabilities	2,809.3	1,046.5
Net deferred income tax liability	$2,537.9	$801.2

Deferred income taxes have been classified in the Consolidated Balance Sheets as of December 31, 2015 and 2014 as follows (in millions):

	2015	2014
Current assets	$99.8	$67.4
Noncurrent assets (included in other noncurrent assets)	22.6	9.5
Total deferred income tax assets	122.4	76.9
Current liabilities (included in accounts payable and accrued liabilities)	(1.9)	(3.7)
Noncurrent liabilities	(2,658.4)	(874.4)
Net deferred income tax liability	$(2,537.9)	$(801.2)

We believe that based on our historical pattern of taxable income, projections of future income, tax planning strategies and other relevant evidence, the Company will produce sufficient income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset for which we believe it is more likely than not that the Company will not be able to realize the benefits of all or a portion of that deferred income tax asset. We also receive periodic assessments from taxing authorities challenging our positions that must be taken into consideration in determining our tax accruals. Resolving these assessments, which may or may not result in additional taxes due, may require an extended period of time. Adjustments to the valuation allowance will be made if there is a change in our assessment of the amount of deferred income tax asset that is realizable.

As a result of provisional purchase price allocations associated with the SunGard acquisition, acquired deferred revenue was adjusted to its fair value, which was determined to be significantly lower than its historical book value. As a result of this adjustment, the tax basis of deferred revenue now exceeds the book basis, resulting in a deferred tax liability as of December 31, 2015 as compared to a deferred tax asset as of December 31, 2014.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015 and 2014, the Company had income taxes receivable of $138.6 million and $12.0 million, respectively. These amounts are included in other receivables in the Consolidated Balance Sheets.

As of December 31, 2015 and 2014, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $228.2 million and $183.2 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2015 and 2014 of $52.8 million and $26.1 million, respectively, which expire between 2020 and 2035. The Company has a valuation allowance related to these deferred tax assets for net operating loss carryforwards in the amounts of $34.8 million and $8.8 million as of December 31, 2015 and 2014. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2015 and 2014 of $175.4 million and $157.1 million, respectively. The Company has valuation allowances related to these net operating losses as of December 31, 2015 and 2014 of $132.1 million and $112.9 million, respectively. As of December 31, 2015 and 2014, the Company had foreign tax credit carryforwards of $13.6 million and $12.7 million, respectively, which expire between 2020 and 2025.

The Company participates in the IRS' Compliance Assurance Process (CAP), which is a real-time continuous audit. The IRS has completed its review for years through 2011. Currently, we believe the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2008. Substantially all state income tax returns have been concluded through 2012.
The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States.  As of December 31, 2015, U.S. income taxes have not been provided on a cumulative total of $673.5 million of such earnings.  At this time, a determination of the amount of unrecognized deferred tax liability is not practicable.

As of December 31, 2015 and 2014, the Company had gross unrecognized tax benefits of $98.0 million and $18.4 million of which $75.3 million and $13.1 million would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits as of January 1, 2014	$29.2
Amount of decreases due to lapse of the applicable statute of limitations	(2.4)
Amount of decreases due to settlements	(14.1)
Increases as a result of tax positions taken in the current period	2.6
Increases as a result of tax positions taken in a prior period	3.1
Amount of unrecognized tax benefit as of December 31, 2014	18.4
Amount of decreases due to lapse of the applicable statute of limitations	(5.3)
Assumed in SunGard acquisition	81.7
Increases as a result of tax positions taken in the current period	0.7
Increases as a result of tax positions taken in a prior period	2.5
Amount of unrecognized tax benefit as of December 31, 2015	$98.0

The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $1.8 million, $1.8 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total amount of interest and penalties included in the Consolidated Balance Sheets is $26.7 million and $7.9 million as of December 31, 2015 and 2014, respectively. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.

Due to the expiration of various statutes of limitation in the next twelve months, an estimated $3.9 million of gross unrecognized tax benefits may be recognized during that twelve month period.

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

CheckFree Corporation and CashEdge, Inc. v. Metavante Corporation and Fidelity National Information Services, Inc.

On January 5, 2012 CheckFree Corporation and CashEdge, Inc., subsidiaries of Fiserv, Inc. (collectively, the "Plaintiffs") filed a patent infringement action against the Company and its subsidiary, Metavante Corporation (collectively the “Defendants”) in the U.S. District Court for the Middle District of Florida, Jacksonville Division. Plaintiffs alleged that the Defendants infringe the patents at issue by providing customers financial and payment solutions that process payment instructions, provide electronic biller notifications, and/or process account-to-account funds transfer transactions and requested financial damages and injunctive relief. Defendants filed their Answer and Counterclaims to Plaintiffs' complaint for patent infringement denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. Defendants filed counterclaims asserting patent infringement of three patents and adding Fiserv, Inc. as a Counter Defendant. Plaintiffs and Counter Defendant Fiserv, Inc., filed their Answer to Defendants' counterclaims denying the claims of patent infringement and asserting defenses, including non-infringement and invalidity. On June 24, 2013, Defendants filed for covered business method (“CBM”) post-grant reviews of the validity of the Plaintiff's asserted patents at the US Patent and Trademark Office ("USPTO").  On June 25, 2013, Defendants filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews.  On December 23, 2013, the USPTO instituted Defendants’ CBM Petitions, thereby agreeing to review the validity of Plaintiff's patents. On January 17, 2014, the Court granted Defendants’ Motion to Stay the litigation pending the outcome of the CBM review proceedings and the lawsuit in Florida continues to be stayed. On December 22, 2014, the Patent Trial and Appeal Board (“PTAB”) issued final written decisions on Defendants’ CBM Petition holding that all claims of the Plaintiffs' four patents are unpatentable. Plaintiffs appealed the PTAB’s final written decisions to the U.S. Court of Appeals for the Federal Circuit with regard to two of the four invalidated patents. On December 7, 2015, the parties entered into an agreement by which the Plaintiffs agreed to dismiss the appeals of the final written decisions of invalidity pending in the U.S. Court of Appeals for the Federal Circuit and the parties agreed to dismiss all claims and counterclaims pending in the U.S. District Court for the Middle District of Florida. No monetary payment was made or promised by either party in connection with the agreement. The U.S District Court dismissed all pending claims and counterclaims on December 14, 2015 and the U.S. Court of Appeals for the Federal Circuit dismissed both pending appeals on December 17, 2015. This matter is now closed and this will be our final disclosure of this case.

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

On May 28, 2013 DataTreasury Corporation (the “Plaintiff”) filed a patent infringement lawsuit against the Company and multiple banks in the U.S. District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Plaintiff seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for CBM post-grant reviews of the validity of the Plaintiff's asserted patents at the USPTO.  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. On April 29, 2015, the PTAB issued final written decisions on the Company’s two CBM petitions holding that all claims of the Plaintiff’s two patents are unpatentable. The

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plaintiff's request for rehearing of these decisions has been denied by PTAB. On August 27, 2015, the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the USPTO’s Final Written Decisions and the Company will respond to the Plaintiff/Appellant’s brief in due course once filed. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

Acquired Contingencies

The Company is in the process of evaluating certain contingencies which were assumed in the SunGard acquisition. These matters include resolution of a customer claim, unclaimed property examinations, tax compliance matters, and finalizing the sale prices for two previously divested businesses. The Company is gathering additional information regarding the facts and circumstances as of the acquisition date for certain of these matters in order to finalize its estimate of potential future liability. The consolidated balance sheet at December 31, 2015 includes a provisional liability totaling $149.4 million related to these matters, including $81.7 million in unrecognized tax benefits assumed (see Note 14). This provisional liability is subject to change during the measurement period.

For approximately one week in August 2015, certain U.S. operations of a single SunGard customer were disrupted by an issue affecting its SunGard-hosted fund accounting platform that occurred following a recommended operating system update implemented by SunGard. The customer uses the platform for the processing of net asset values (NAVs) for certain mutual funds, exchange-traded funds and collective investment funds. While the incident resulted in delayed publication of certain NAVs or use of alternative NAVs, no data was lost as a result of the incident. The platform is operating as designed and we continue to work with our customer to resolve any resulting matters. No other SunGard customers were disrupted.

The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) and nine other states are currently conducting a joint examination of the books and records of certain subsidiaries acquired in the SunGard acquisition to determine compliance with the unclaimed property laws. Additionally, prior to the Acquisition, SunGard entered into voluntary disclosure agreements to address the potential unclaimed property exposure for certain entities not included in the scope of the ongoing unclaimed property examination.

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

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2020, and thereafter, in the aggregate, are as follows (in millions):

2016	$107.6
2017	100.5
2018	80.6
2019	57.1
2020	36.5
Thereafter	55.4
Total	$437.7

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $4.1 million per year that renew on a short-term basis. See Note 7 for information on the Company's capital lease obligations.

Rent expense incurred under all operating leases during the years ended December 31, 2015, 2014 and 2013, was $92.8 million, $85.3 million and $80.0 million, respectively.

Data Processing, Maintenance and Other Service Agreements.  The Company has agreements with various vendors, which expire between 2017 and 2023, principally for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $560.0 million as of December 31, 2015. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.

(16)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan (ESPP). Eligible employees may voluntarily purchase, at current market prices, shares of FIS’ common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded expense of $26.2 million, $26.0 million and $22.0 million, respectively, for the years ended December 31, 2015, 2014 and 2013, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plans

The Company’s U.S. employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded expense of $38.2 million, $35.6 million and $31.1 million, respectively, for the years ended December 31, 2015, 2014 and 2013, relating to the participation of FIS employees in the 401(k) plan.

SunGard and its subsidiaries also maintain savings and other defined contribution plans in and outside of the U.S. The U.S. 401(k) plan was frozen with respect to new contributions effective with the Acquisition and will be merged with the FIS plan, in which legacy SunGard employees now participate.

Stock Compensation Plans

In 2008, the Company adopted the FIS 2008 Omnibus Incentive Plan ("FIS Plan"). The FIS Plan was amended and restated in 2013 and combined with a plan assumed in conjunction with the 2009 Metavante acquisition ("FIS Restated Plan"). The restatement authorized an additional 6.0 million shares for issuances, which was approved by stockholders in 2013. In May 2015, another 12.0 million shares were authorized for issuance under the FIS Restated Plan and approved by stockholders.

On November 30, 2015, in conjunction with the SunGard acquisition, the Company registered an additional 10.0 million shares, representing the remaining shares available for issuance under the SunGard 2005 Management Incentive Plan, as amended ("the SG Plan"), immediately prior to the consummation of the Acquisition. These shares are now available for grant under the FIS Restated Plan for legacy SunGard employees and new FIS employees.

Also on November 30, 2015, in conjunction with the SunGard acquisition, the Company registered up to approximately 2.4 million shares of FIS common stock on a Post-Effective Amendment on Form S-8, reserved for issuance with respect to converted restricted stock units ("RSU's") under the SG Plan. This SG Plan will remain in existence until such time as these RSU's vest and the shares are exercised or the SG Plan is otherwise terminated.

A summary of the options granted (all of which vest over three years), outstanding and shares available for grant under the FIS Restated Plan follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FIS Restated Plan
Available for grant as of December 31, 2013	11.7
Granted in 2014	4.4
Outstanding as of December 31, 2014	15.4
Available for grant as of December 31, 2014	6.7
Granted in 2015	3.1
Outstanding as of December 31, 2015	15.7
Available for grant as of December 31, 2015	25.8

The following schedule summarizes the stock option activity for the years ended December 31, 2015, 2014 and 2013 (in millions except for per share amounts):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2012	15.8	$24.39
Granted	4.2	48.64
Exercised	(6.1)	22.64
Cancelled	(0.1)	31.58
Balance, December 31, 2013	13.8	32.49
Granted	4.4	58.72
Exercised	(2.7)	22.69
Cancelled	(0.1)	46.21
Balance, December 31, 2014	15.4	41.56
Granted	3.1	65.91
Exercised	(1.9)	29.67
Cancelled	(0.9)	54.08
Balance, December 31, 2015	15.7	47.19

The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $72.9 million, $92.5 million and $134.9 million, respectively. The Company generally issues shares from treasury stock for stock options exercised.

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2015:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Outstanding Options				Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of December 31, 2015 (a)	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of December 31, 2015 (a)
	(In millions)			(In millions)	(In millions)			(In millions)
$ 0.00 - $25.76	2.5	2.08	$23.65	$91.9	2.5	2.08	$23.65	$91.9
$25.77 - $27.40	1.7	1.83	27.10	57.2	1.7	1.83	27.10	57.2
$27.41 - $34.33	1.1	3.67	34.12	29.5	1.1	3.67	34.12	29.5
$34.34 - $48.75	3.5	4.68	48.70	41.4	2.3	4.60	48.69	27.2
$48.76 - $60.60	3.4	5.78	58.18	8.3	0.1	1.98	57.08	0.2
$60.61 - $66.18	3.5	6.68	65.70	—	—	N/A	—	—
$ 0.00 - $66.18	15.7	4.57	$47.19	$228.3	7.7	3.01	$33.67	$206.0
_________________________

(a)	Intrinsic value is based on a closing stock price as of December 31, 2015 of $60.60.

The weighted average fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was estimated to be $10.67, $9.15 and $7.85, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2015	2014	2013
Risk free interest rate	1.4%	1.4%	1.0%
Volatility	21.7%	21.2%	23.3%
Dividend yield	1.6%	1.6%	1.8%
Weighted average expected life (years)	4.2	4.2	4.2

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

The Company granted a total of 0.8 million restricted stock shares at prices ranging from $61.33 to $69.33 on various dates in 2015. The Company granted a total of 0.8 million restricted stock shares at prices ranging from $52.85 to $64.04 on various dates in 2014. The Company granted a total of 0.8 million restricted stock shares at prices ranging from $36.49 to $52.19 on various dates in 2013. These shares were granted at the closing market price on the date of grant and vest annually over three years. As of December 31, 2015 and 2014, we have approximately 3.9 million and 1.8 million unvested restricted shares remaining. The December 31, 2015 balance includes those RSU's converted in connection with the Acquisition as noted above.

The Company has provided for total stock compensation expense of $97.9 million, $57.4 million and $57.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation. Of the total stock compensation expense, $1.7 million and $4.0 million for 2014 and 2013, respectively, relates to liability based awards that will not be credited to additional paid in capital until issued. Total compensation expense for 2015 did not include amounts relating to liability based awards.

As of December 31, 2015 and 2014, the total unrecognized compensation cost related to non-vested stock awards is $206.4 million and $131.1 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.6 years and 1.7 years, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

German Pension Plans

Our German operations have unfunded, defined benefit plan obligations. These obligations relate to benefits to be paid to German employees upon retirement. The accumulated benefit obligation as of December 31, 2015 and 2014, was $47.7 million and $50.6 million, respectively, and the projected benefit obligation was $48.5 million and $51.6 million, respectively. The plan remains unfunded as of December 31, 2015.

(17)Concentration of Risk

The Company generates a significant amount of revenues from large clients, however, no individual client accounted for 10% or more of total revenues in the years ended December 31, 2015, 2014 and 2013.

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

(18)     Segment Information
In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We re-cast all previous periods to conform to the new segment presentation. With the acquisition and integration of SunGard, another significant assessment of organizational structure and revaluation of how best to allocate resources and analyze performance is underway and may result in a change in our reportable segments in 2016. For 2015 after the Acquisition, SunGard is included within the GFS segment as its economic characteristics, international business model, and various other factors are largely aligned with those of our GFS segment.
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the year ended December 31, 2015 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$3,928.9	$2,717.1	$(50.8)	$6,595.2
Operating expenses	2,586.1	2,269.1	640.8	5,496.0
Operating income	$1,342.8	$448.0	$(691.6)	1,099.2
Other income (expense) unallocated				(62.3)
Income from continuing operations				$1,036.9
Depreciation and amortization	$226.8	$180.9	$261.8	$669.5
Capital expenditures (1)	$222.1	$191.3	$11.1	$424.5
Total assets	$9,059.9	$12,339.8	$4,868.5	$26,268.2
Goodwill	$6,697.3	$8,047.4	$—	$14,744.7
(1) Capital expenditures include $9.2 million of capital leases.

As of and for the year ended December 31, 2014 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$3,858.8	$2,557.3	$(2.3)	$6,413.8
Operating expenses	2,544.0	2,170.4	428.8	5,143.2
Operating income	$1,314.8	$386.9	$(431.1)	1,270.6
Other income (expense) unallocated				(217.2)
Income from continuing operations				$1,053.4
Depreciation and amortization	$216.3	$158.8	$251.2	$626.3
Capital expenditures (1)	$198.7	$189.7	$8.9	$397.3
Total assets	$9,049.2	$4,135.8	$1,327.5	$14,512.5
Goodwill	$6,785.8	$2,091.8	$—	$8,877.6
(1) Capital expenditures include $26.1 million of capital leases.

As of and for the year ended December 31, 2013 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$3,712.0	$2,353.9	$(2.5)	$6,063.4
Operating expenses	2,424.4	2,003.9	572.2	5,000.5
Operating income	$1,287.6	$350.0	$(574.7)	1,062.9
Other income (expense) unallocated				(239.4)
Income from continuing operations				$823.5
Depreciation and amortization	$199.9	$151.0	$263.7	$614.6
Capital expenditures (1)	$198.0	$144.6	$10.5	$353.1
Total assets	$8,776.1	$3,783.2	$1,399.2	$13,958.5
Goodwill	$6,711.6	$1,788.4	$—	$8,500.0
(1) Capital expenditures include $16.9 million of capital leases.

Total assets as of December 31, 2015, 2014 and 2013 exclude $0.6 million, $8.0 million and $2.2 million, respectively related to discontinued operations.

Integrated Financial Solutions ("IFS")

The IFS segment is focused on serving the North American regional and community bank market for transaction and account processing, payment solutions, channel solutions (including lending and wealth management solutions), digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. Clients in this segment include regional and community banks, credit unions, commercial lenders, independent community and savings institutions as well as government institutions, merchants and other commercial organizations. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, product integration, information and security, and compliance in a cost effective manner.

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest financial institutions around the globe with banking and payments solutions, as well as consulting and transformation services. The GFS segment has extended its reach through the SunGard acquisition, and now also delivers a broader array of capital markets and asset management solutions and services as well as insurance and public sector and education solutions and services.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries around the world. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house,” using consulting and third party service providers as well as fully outsourced end-to-end solutions. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. GFS clients now also include asset managers, buy- and sell-side securities and trading firms, insurers, private equity firms and local governments due to the addition of SunGard. This segment also includes the Company's consolidated Brazilian Venture (see Note 5 of the Notes to the Consolidated Financial Statements).

Clients in Brazil, the United Kingdom, France and Germany accounted for the majority of the revenues from clients based outside of North America for all periods presented. Included in this segment are long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaling $469.6 million and $379.3 million as of December 31, 2015 and 2014, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments. These costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance, such as acquisition integration and severance costs. The Corporate and Other segment also includes the impact on revenue for 2015 of adjusting SunGard's deferred revenue to fair value. The composition of our Corporate and Other segment changed with the new segment presentation in 2015. Specifically, costs such as sales, finance, human resources, risk and information security and other administrative support functions that are directly attributable to IFS or GFS are recorded to those reportable segments.

During 2015 the Company recorded transaction and other costs, including integration activity, related to recent acquisitions and other severance costs of $171.3 million and severance costs in connection with the reorganization and streamlining of operations in our GFS segment of $44.6 million. During 2014 the Company recorded transaction and other costs, including integration activity, related to recent acquisitions and other severance costs of $21.5 million. Additional charges of $129.1 million were recorded in 2013 related to the Capco contingent consideration adjustments discussed in Note 6.

(19)     Share Repurchase Program

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on January 29, 2014, authorized repurchases of up to $2.0 billion through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,224.1 million of plan capacity remained available for repurchases as of December 31, 2015.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2015	4.5	$66.10	$300.4
December 31, 2014	8.7	$54.89	$475.5
December 31, 2013	10.7	$44.58	$475.9
December 31, 2012 *	14.0	$32.24	$451.4
December 31, 2011	15.0	$26.61	$399.2
December 31, 2010	1.4	$22.97	$32.2

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

We completed the SunGard acquisition on November 30, 2015 (see Note 6 of the Notes to the Consolidated Financial Statements).  Due to the limited time available following the Acquisition, we have not been able to complete a review of the internal controls of the acquired business as of December 31, 2015. SunGard represented approximately 4% of our gross revenue for the year ended December 31, 2015. Total assets of the acquired business as of December 31, 2015 represented approximately 46% of total consolidated assets, consisting principally of goodwill and other intangible assets.

We have taken the following steps since the Acquisition in order to integrate SunGard into our internal control environment:

•
We have established merger integration teams throughout the organization, comprising members of our management and management of the acquired business, to work together on all material decisions and the post-merger integration process; and

•
We have reviewed the revenue recognition and other critical accounting policies of the acquired business, and have confirmed that they are in compliance with U.S. GAAP.  Where necessary, we have conformed policies to those adopted by FIS.  We have also provided management oversight for all significant transactions recorded post-merger.

There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

(1)
Financial Statement Schedules: All schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

(2)
Exhibits: The following is a complete list of exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc., SunGard, SunGard Capital Corp. II, Seahawk Merger Sub 1, Inc., Seahawk Merger Sub, LLC and Seahawk Merger Sub 3, Inc.	8-K	001-16427	2.1	8/14/2015
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Third Amended and Restated Bylaws of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	8/13/2013
4.1	Form of certificate representing Fidelity National Information Services, Inc. Common Stock	S-3ASR	333-131593	4.3	2/6/2006
4.2	Fifth Amendment and Restatement Agreement, dated as of December 18, 2014, by and among FIS, each lender party thereto and the Administrative Agent, together with its Schedules, Exhibits and Annex, including the Fifth Amended and Restated Credit Agreement dated as of December 18, 2014.	8-K	001-16427	10.1	12/18/2014
4.3	Indenture, dated as of March 19, 2012, among FIS, as issuer, the subsidiaries of FIS listed on the signature page thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.1	3/20/2012
4.4	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.1	4/15/2013
4.5	First Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.2	4/15/2013
4.6	Second Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee	8-K	001-16427	4.3	4/15/2013
4.7	Third Supplemental Indenture, dated as of June 3, 2014, among FIS, each of the Guarantors and the Bank of New York Mellon Trust Company, N.A. a national banking association, as trustee	8-K	001-16427	4.1	6/3/2014

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.8	Fourth Supplemental Indenture, dated as of June 3, 2014, among FIS, each of the Guarantors and the Bank of New York Mellon Trust Company, N.A. a national banking association, as trustee	8-K	001-16427	4.2	6/3/2014
4.9	Fifth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.1	10/20/2015
4.10	Sixth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.2	10/20/2015
4.11	Seventh Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.3	10/20/2015
4.12	Eighth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee	8-K	001-16427	4.4	10/20/2015
4.13	Registration Rights Agreement, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc. and certain stockholders of SunGard and SunGard Capital Corp. II party thereto	8-K	001-16427	10.8	8/14/2015
10.1	Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Fidelity National Financial, Inc., Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc.	8-K	001-16427	99.1	10/27/2006
10.2	Cross-Indemnity Agreement, dated as of October 23, 2006 by and between Fidelity National Information Services, Inc. and Fidelity National Title Group, Inc.	8-K	001-16427	99.2	10/27/2006
10.3	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001 (1)	10-K405	001-16427	10.25	3/25/2002
10.4	Certegy 2002 Bonus Deferral Program Terms and Conditions (1)	10-K405	001-16427	10.29	3/25/2002
10.5	Certegy Inc. Officers' Group Personal Excess Liability Insurance Plan (1)	10-K405	001-16427	10.30	3/25/2002
10.6	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003 (1)	10-K	001-16427	10.40	2/17/2004
10.7	Form of Certegy Inc. Non-Qualified Stock Option Agreement (1)	10-K	001-16427	10.47	3/11/2005
10.8	Form of Non-Qualified Stock Option Agreement (1)	8-K	001-16427	99.10	2/6/2006

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.9	Form of Non-Qualified Stock Option Agreement (1)	8-K	001-16427	99.11	2/6/2006
10.10	Amended and Restated Certegy Inc. Stock Incentive Plan, effective as of June 15, 2001 and amended and restated as of October 23, 2006 (1)	S-4/A	333-135845	Annex B	9/19/2006
10.11	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K405	001-16427	10.15	3/25/2002
10.12	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K	001-16427	10.15(a)	2/17/2004
10.13	Form of Stock Option Agreement and Notice of Stock Option Grant under Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (1)	8-K		99.10	8/25/2005
10.14	Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan, effective as of December 16, 2004 (1)	Schedule 14A		Annex A	11/15/2004
10.15	Form of Notice of Stock Option Grant and Stock Option Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan (1)	10-K	001-16427	10.50	2/27/2009
10.16	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006 (1)	S-4/A	333-135845	Annex C	9/19/2006
10.17	Amended and Restated Metavante 2007 Equity Incentive Plan (1)	S-8	333-158960	10.1	10/1/2009
10.18	Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made between November 2007 and October 2008 (1)	Metavante Technologies, Inc. 8-K	001-33747	10.10(a)	11/6/2007
10.19	Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made in November 2008 (1)	Metavante Technologies, Inc.10-K	001-33747	10.10(b)	2/20/2009
10.20	Form of Stock Option Agreement for grants made in November 2009 under the Amended and Restated Metavante 2007 Equity Incentive Plan (1)	10-K	001-16427	10.44	2/26/2010
10.21	Form of Stock Option grant issued under Amended and Restated Metavante 2007 Equity Incentive Plan - Certificate of Option Agreement for grants made in October 2010 (1)	10-K	001-16427	10.70	2/25/2011
10.22	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006 (1)	S-4/A	333-135845	Annex D	9/19/2006
10.23	Acceleration, Change of Role and Non-Competition Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc. and William P. Foley II (1)	10-Q	001-16427	10.1	5/4/2012

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.24	Form of Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Non-Qualified Stock Option Agreement (1)	10-K	001-16427	10.56	3/1/2007
10.25	Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Frank R. Martire (1)	S-4	333-158960	10.1	5/4/2009
10.26	Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Frank R. Martire, effective as of December 1, 2009 (1)	8-K	001-16427	10.1	12/3/2009
10.27	Amendment No. 1 to Employment Agreement, effective as of March 30, 2012, by and among Fidelity National Information Services, Inc. and Frank R. Martire (1)	10-Q	001-16427	10.3	5/4/2012
10.28	Amendment to Employment Agreement, effective as of January 1, 2015, by and among Fidelity National Information Services, Inc. and Frank R. Martire (1)	10-K	001-16427	10.28	2/27/2015
10.29	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc. and Frank R. Martire (1)					*
10.30	Amended and Restated Employment Agreement, effective as of December 29, 2009, by and among Fidelity National Information Services, Inc. and Gary A. Norcross (1)	8-K	001-16427	10.1	12/29/2009
10.31	Amendment No. 1 to Amended and Restated Employment Agreement, effective as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross (1)	10-Q	001-16427	10.4	5/4/2012
10.32	Amendment to Employment Agreement, effective as of January 1, 2015, by and among Fidelity National Information Services, Inc., and Gary A. Norcross (1)	10-K	001-16427	10.31	2/27/2015
10.33	Amendment to Employment Agreement, effective as of February 23, 2016, by and among Fidelity National Information Services, Inc., and Gary A. Norcross (1)					*
10.34	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall (1)	8-K		10.13	10/2/2009
10.35	Amendment to Employment Agreement, effective as of January 29, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall (1)	10-K	001-16427	10.51	2/28/2014

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.36	Second Amendment to Employment Agreement, effective as of March 15, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall (1)	10-K	001-16427	10.52	2/28/2014
10.37	Amendment to Employment Agreement, effective as of February 23, 2016, by and between Fidelity National Information Services, Inc., and James W. Woodall (1)					*
10.38	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc., and Michael P. Oates (1)	10-K	001-16427	10.43	2/28/2014
10.39	Amendment No. 1 to Employment Agreement, effective as of February 8, 2012, by and among Fidelity National Information Services, Inc., and Michael P. Oates (1)	10-K	001-16427	10.44	2/28/2014
10.40	Amendment No. 2 to Employment Agreement, effective as of January 29, 2013, by and among Fidelity National Information Services, Inc., and Michael P. Oates (1)	10-K	001-16427	10.82	2/26/2013
10.41	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Michael P. Oates (1)					*
10.42	Employment Agreement, effective as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana (1)	10-K	001-16427	10.81	2/26/2013
10.43	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Gregory G. Montana (1)					*
10.44	Employment Agreement, effective as of June 1, 2015, by and between Fidelity National Information Services, Inc. and Michael Nussbaum. (1)					*
10.45	Amendment to Employment Agreement, effective as of February 23, 2016 by and between Fidelity National Information Services, Inc. and Michael Nussbaum. (1)					*
10.46	Employment Agreement, effective as of October 1, 2009, by and between Fidelity National Information Services, Inc. and Anthony Jabbour. (1)					*
10.47	Amendment to Employment Agreement, effective as of February 23, 2016 by and between Fidelity National Information Services, Inc. and Anthony Jabbour. (1)					*

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.48	Employment Agreement, effective as of February 1, 2016, by and between Fidelity National Information Services, Inc. and Marianne Brown. (1)					*
10.49	Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in October 2010 (1)	10-K	001-16427	10.65	2/25/2011
10.50	Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in April, June, September and October 2010 (1)	10-K	001-16427	10.66	2/25/2011
10.51	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012 (1)	10-K	001-16427	10.53	2/28/2014
10.52	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012 (1)	10-K	001-16427	10.54	2/28/2014
10.53	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., pursuant to the Amended and Restated 2008 Omnibus Incentive Plan for grants made in November 2012 (1)	10-K	001-16427	10.55	2/28/2014
10.54	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October and December 2013 (1)	10-K	001-16427	10.56	2/28/2014
10.55	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October and December 2013 (1)	10-K	001-16427	10.57	2/28/2014
10.56	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October 2013 (1)	10-K	001-16427	10.58	2/28/2014
10.57	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 29, 2013 (1)	DEF 14A	001-16427	Annex A	4/19/2013
10.58	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014 (1)					*

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.59	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014 (1)					*
10.60	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014 (1)					*
10.61	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015 (1)					*
10.62	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015 (1)					*
10.63	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015 (1)					*
10.64	Amendment Agreement, dated as of August 21, 2015, by and among Fidelity National Information Services, Inc., certain subsidiaries of the Company party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as Swing Line Lenders and L/C Issuers.	8-K	001-16427	10.1	8/25/2015
10.65	Term Loan Credit Agreement, dated as of September 1, 2015, by and among Fidelity National Information Services, Inc., each lender party thereto and Bank of America, N.A., as Administrative Agent.	8-K	001-16427	10.1	9/3/2015
10.66	Support and Standstill Agreement, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc. and certain affiliates of Bain Capital, LLC party thereto	8-K	001-16427	10.1	8/14/2015
10.67	Support and Standstill Agreement, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc. and certain affiliates of The Blackstone Group L.P. party thereto	8-K	001-16427	10.53	8/14/2015

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.68	Support and Standstill Agreement, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc. and certain affiliates of Goldman Sachs & Co. party thereto	8-K	001-16427	10.54	8/14/2015
10.69	Support and Standstill Agreement, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc. and certain affiliates of Kohlberg Kravis Roberts & Co. L.P. party thereto	8-K	001-16427	10.55	8/14/2015
10.70	Support and Standstill Agreement, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc. and certain affiliates of Providence Equity Partners L.L.C. party thereto	8-K	001-16427	10.56	8/14/2015
10.71	Support and Standstill Agreement, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc. and certain affiliates of Silver Lake Management Company, L.L.C. party thereto	8-K	001-16427	10.57	8/14/2015
10.72	Support and Standstill Agreement, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc. and certain affiliates of TPG Capital LP. Party thereto	8-K	001-16247	10.58	8/14/2015
10.73	SunGard 2005 Management Incentive Plan as amended and restated February 13, 2013 (1)	10-K	000-53653	10.36	3/20/2013
10.74	Form of November 2012 Time-Based Restricted Stock Unit Award Agreement, filed as Exhibit 10.65 to SunGard (formerly named SunGard Capital Corp.) Form 10-K for the year ended December 31, 2012 (1)	10-K	000-53653	10.65	3/20/2013
10.75	Form of June 2014 Performance-Based Restricted Stock Unit Award Agreement, filed as Exhibit 10.37 to SunGard (formerly named SunGard Capital Corp.) Form 10-K for the year ended December 31, 2014 (1)	10-K	000-53653	10.37	3/25/2015
10.76	Form of June 2014 Time-Based Restricted Stock Unit Award Agreement, filed as Exhibit 10.38 to SunGard (formerly named SunGard Capital Corp.) Form 10-K for the year ended December 31, 2014 (1)	10-K	000-53653	10.38	3/25/2015
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
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
(1) Management contract or compensatory plan or arrangement.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 26, 2016	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2016	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 26, 2016	By:	/s/ MICHAEL A. NUSSBAUM
Michael A. Nussbaum
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 26, 2016	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
Executive Chairman of the Board
Director

Date:	February 26, 2016	By:	/s/ WILLIAM P. FOLEY, II
William P. Foley, II
Vice Chairman of the Board

Date:	February 26, 2016	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President, Chief Executive Officer and Director

Date:	February 26, 2016	By:	/s/ ELLEN R. ALEMANY
Ellen R. Alemany
Director

Date:	February 26, 2016	By:	/s/ THOMAS M. HAGERTY
Thomas M. Hagerty
Director

Date:	February 26, 2016	By:	/s/ KEITH W. HUGHES
Keith W. Hughes
Director

Date:	February 26, 2016	By:	/s/ DAVID K. HUNT
David K. Hunt
Director

Date:	February 26, 2016	By:	/s/ STEPHAN A. JAMES
Stephan A. James
Director

Date:	February 26, 2016	By:	/s/ RICHARD N. MASSEY
Richard N. Massey
Director

Date:	February 26, 2016	By:	/s/ LESLIE M. MUMA
Leslie M. Muma
Director

Date:	February 26, 2016	By:	/s/ JAMES B. STALLINGS, JR.
James B. Stallings, Jr.
Director