Form 10-Q
period 2016-03-31
Fidelity National Information Services, Inc.
filed 2016-05-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of April 30, 2016, 326,453,930 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2016
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	2
B. Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016 and 2015	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2016 and 2015	4
D. Condensed Consolidated Statement of Equity for the three months ended March 31, 2016	5
E. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risks	26
Item 4. Controls and Procedures	27
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 6. Exhibits	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$702	$682
Settlement deposits	299	371
Trade receivables, net of allowance for doubtful accounts of $21 and $16 as of March 31, 2016 and December 31, 2015, respectively	1,727	1,731
Settlement receivables	291	162
Other receivables	178	197
Prepaid expenses and other current assets	290	266
Deferred income taxes	142	100
Total current assets	3,629	3,509
Property and equipment, net	611	611
Goodwill	14,576	14,745
Intangible assets, net	5,387	5,159
Computer software, net	1,608	1,584
Deferred contract costs, net	264	253
Other noncurrent assets	355	339
Total assets	$26,430	$26,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,194	$1,196
Settlement payables	574	538
Deferred revenues	790	615
Current portion of long-term debt	764	15
Total current liabilities	3,322	2,364
Long-term debt, excluding current portion	10,533	11,429
Deferred income taxes	2,743	2,658
Deferred revenues	19	30
Other long-term liabilities	324	312
Total liabilities	16,941	16,793
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 600 shares authorized, 430 shares issued as of March 31, 2016 and December 31, 2015, respectively	4	4
Additional paid in capital	10,239	10,210
Retained earnings	3,043	3,073
Accumulated other comprehensive earnings (loss)	(232)	(279)
Treasury stock, 105 and 106 shares as of March 31, 2016 and December 31, 2015, respectively, at cost	(3,661)	(3,687)
Total FIS stockholders’ equity	9,393	9,321
Noncontrolling interest	96	86
Total equity	9,489	9,407
Total liabilities and equity	$26,430	$26,200
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2016	2015
Processing and services revenues	$2,181	$1,555
Cost of revenues	1,553	1,070
Gross profit	628	485
Selling, general, and administrative expenses	444	270
Operating income	184	215
Other income (expense):
Interest expense, net	(93)	(37)
Other income (expense), net	(1)	(2)
Total other income (expense), net	(94)	(39)
Earnings from continuing operations before income taxes	90	176
Provision for income taxes	31	58
Earnings from continuing operations, net of tax	59	118
Earnings (loss) from discontinued operations, net of tax	—	(3)
Net earnings	59	115
Net earnings attributable to noncontrolling interest	(4)	(4)
Net earnings attributable to FIS common stockholders	$55	$111
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.17	$0.40
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — basic attributable to FIS common stockholders *	$0.17	$0.39
Weighted average shares outstanding — basic	324	283
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.17	$0.40
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.17	$0.39
Weighted average shares outstanding — diluted	327	287
Cash dividends paid per share	$0.26	$0.26
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$55	$114
Earnings (loss) from discontinued operations, net of tax	—	(3)
Net earnings attributable to FIS common stockholders	$55	$111
* Amounts may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended March 31,
	2016		2015
Net earnings		$59		$115
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(6)		$(2)
Reclassification adjustment for (gains) losses included in net earnings	2		1
Unrealized gain (loss) on investments and derivatives, net	(4)		(1)
Foreign currency translation adjustments	54		(139)
Other comprehensive earnings (loss), before tax:	50		(140)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(4)		(2)
Other comprehensive earnings (loss), net of tax	$54	54	$(138)	(138)
Comprehensive (loss) earnings:		113		(23)
Net (earnings) loss attributable to noncontrolling interest		(4)		(4)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(7)		17
Comprehensive earnings (loss) attributable to FIS common stockholders		$102		$(10)

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Three months ended March 31, 2016
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2015	430	(106)	$4	$10,210	$3,073	$(279)	$(3,687)	$86	$9,407
Exercise of stock options	—	1	—	(9)	—	—	31	—	22
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(5)	—	(5)
Excess income tax benefit from exercise of stock options	—	—	—	8	—	—	—	—	8
Stock-based compensation	—	—	—	30	—	—	—	—	30
Cash dividends paid ($0.26 per share per quarter) and other distributions	—	—	—	—	(85)	—	—	(1)	(86)
Net earnings	—	—	—	—	55	—	—	4	59
Other comprehensive loss, net of tax	—	—	—	—	—	47	—	7	54
Balances, March 31, 2016	430	(105)	$4	$10,239	$3,043	$(232)	$(3,661)	$96	$9,489
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$59	$115
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	293	153
Amortization of debt issue costs	5	2
Stock-based compensation	30	19
Deferred income taxes	(64)	(22)
Excess income tax benefit from exercise of stock options	(8)	(9)
Other operating activities	(1)	2
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	21	(22)
Settlement activity	(20)	(54)
Prepaid expenses and other assets	(51)	(24)
Deferred contract costs	(17)	(28)
Deferred revenue	165	56
Accounts payable, accrued liabilities, and other liabilities	(27)	43
Net cash provided by operating activities	385	231

Cash flows from investing activities:
Additions to property and equipment	(34)	(42)
Additions to computer software	(111)	(59)
Other investing activities, net	(1)	(1)
Net cash used in investing activities	(146)	(102)

Cash flows from financing activities:
Borrowings	1,639	1,686
Repayment of borrowings	(1,791)	(1,559)
Excess income tax benefit from exercise of stock options	8	9
Proceeds from exercise of stock options	26	13
Treasury stock activity	(18)	(156)
Dividends paid	(85)	(74)
Other financing activities, net	(18)	(17)
Net cash used in financing activities	(239)	(98)
Effect of foreign currency exchange rate changes on cash	20	(35)
Net increase (decrease) in cash and cash equivalents	20	(4)
Cash and cash equivalents, beginning of period	682	493
Cash and cash equivalents, end of period	$702	$489

Supplemental cash flow information:
Cash paid for interest	$37	$25
Cash paid for income taxes	$48	$20
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

(1) Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2015 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2016.

On August 12, 2015, FIS and certain of its wholly owned subsidiaries entered into an Agreement and Plan of Merger with SunGard and SunGard Capital Corp. II (collectively “SunGard”) pursuant to which, through a series of mergers, FIS acquired SunGard (collectively the "SunGard acquisition" or the "Acquisition"). FIS completed the SunGard acquisition on November 30, 2015, (Note 4) and SunGard's results of operations and financial position are included in the consolidated financial statements from and after the date of acquisition.

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 10).

(2) Related Party Transactions

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco"), in which we own a 51% controlling interest, to provide comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of March 31, 2016 was $92 million. The value of the noncontrolling interest as of March 31, 2016 was $91 million.

The Company recorded Brazilian Venture revenues of $51 million and $63 million during the three months ended March 31, 2016 and 2015, respectively, from Banco Bradesco relating to these services. Banco Bradesco Brazilian Venture revenues included $19 million of unfavorable currency impact during the three months ended March 31, 2016 resulting from a stronger U.S. Dollar in 2016 as compared to 2015.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		March 31,	December 31,
Related Party	Balance sheet location	2016	2015
Banco Bradesco	Trade receivables	$59	$31
Banco Bradesco	Accounts payable and accrued liabilities	10	9
Banco Bradesco	Other long-term liabilities	26	24

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3) Net Earnings per Share
The basic weighted average shares and common stock equivalents for the three months ended March 31, 2016 and 2015 are computed using the treasury stock method.
The following table summarizes the earnings per share attributable to FIS common stockholders for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

	Three months ended March 31,
	2016	2015
Earnings from continuing operations attributable to FIS common stockholders, net of tax	$55	$114
Earnings (loss) from discontinued operations attributable to FIS common stockholders, net of tax	—	(3)
Net earnings attributable to FIS common stockholders	$55	$111
Weighted average shares outstanding — basic	324	283
Plus: Common stock equivalent shares	3	4
Weighted average shares outstanding — diluted	327	287
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.17	$0.40
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — basic attributable to FIS common stockholders *	$0.17	$0.39
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.17	$0.40
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders *	$0.17	$0.39

* Amounts may not sum due to rounding.
Options to purchase approximately 11 million and 5 million shares of our common stock for the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(4) Acquisitions

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

Through a series of mergers, FIS acquired 100 percent of the equity of SunGard, for a total purchase price as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash consideration, including SunGard transaction fees paid at closing	$2,335
Value of stock and vested equity awards exchanged for FIS shares	2,697
Value of vested portion of SunGard stock awards exchanged for FIS awards	47
$5,079

We recorded a preliminary allocation of the purchase price to SunGard tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2015. The provisional amounts for intangible assets were based on independent third-party valuations performed. Land and building valuations were based on appraisals performed by certified property appraisers. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Our evaluations of the facts and circumstances available as of November 30, 2015 to assign fair values to other assets acquired and liabilities assumed are ongoing, as are our assessments of the economic characteristics of the acquired software and other intangibles. These evaluations may result in changes to the provisional amounts recorded. In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the financial statements will not be retrospectively adjusted for any measurement-period adjustments that occur in subsequent periods. Rather, we will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment is determined. During the quarter ended March 31, 2016, adjustments were recorded to increase the fair values assigned to intangible assets, deferred taxes, other liabilities and property and equipment and to reduce the value assigned to goodwill. We are also required to record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Additional depreciation and amortization of $6 million that would have been recognized in 2015 was recorded in the quarter ended March 31, 2016 related to the changes in provisional values.

The preliminary purchase price allocation, as adjusted for measurement period adjustments recorded through March 31, 2016, is as follows (in millions):

Cash	$631
Trade and other receivables	574
Property and equipment	145
Computer software	674
Intangible assets	4,540
Other assets	68
Goodwill	5,809
Liabilities assumed and noncontrolling interest	(7,362)
$5,079

The following table summarizes the liabilities assumed in the SunGard acquisition (in millions):

Long-term debt, subsequently retired	$4,738
Deferred income taxes	1,753
Deferred revenue	278
Other liabilities and noncontrolling interest	593
$7,362

The gross contractual amount of trade and other receivables acquired was approximately $583 million. The difference between that total and the provisional amount reflected above represents our best estimate at the acquisition date of the contractual cash flows not expected to be collected. This difference was derived using SunGard's historical bad debts, sales allowances and collection trends.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5) Discontinued Operations and Other Dispositions

During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in a pre-tax gain of $139 million, which is included in Other income (expense), net. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the gain and related prior period earnings remain reported within earnings from continuing operations.

Certain other operations are reported as discontinued in the Condensed Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2015, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our 2015 Quarterly Reports on Form 10-Q.

(6) Condensed Consolidated Financial Statement Details
The following table shows the Company’s condensed consolidated financial statement details as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016			December 31, 2015
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,426	$815	$611	$1,396	$785	$611
Intangible assets	$7,335	$1,948	$5,387	$6,963	$1,804	$5,159
Computer software	$2,387	$779	$1,608	$2,300	$716	$1,584

The Company entered into capital lease obligations of $1 million during each of the three-month periods ended March 31, 2016 and 2015, respectively. The assets are included in property and equipment and the remaining capital lease obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2016. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the three months ended March 31, 2016 are summarized as follows (in millions):

	IFS	GFS	Corporate and Other	Total
Balance, December 31, 2015	$7,676	$6,606	$463	$14,745
Adjustments to SunGard provisional purchase price allocation	(6)	(169)	(10)	(185)
Foreign currency adjustments	—	16	—	16
Balance, March 31, 2016	$7,670	$6,453	$453	$14,576

Settlement Activity

We manage certain integrated electronic payment services and programs and wealth management processes for our clients that require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities and, as of March 31, 2016 and December 31, 2015, included $125 million and $125 million, respectively, of investments with original maturities of greater than 90 days. These investments are Level 1 and Level 2 type measurements in the fair-value hierarchy. Settlement receivables represents amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties, and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the Condensed Consolidated Balance Sheets (Unaudited) and operating cash flows on the Condensed Consolidated Statements of Cash Flows (Unaudited).

(7) Long-Term Debt
Long-term debt as of March 31, 2016 and December 31, 2015, consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2016	December 31, 2015
2017 Term Loans (1)	$750	$1,300
2018 Term Loans (2)	1,500	1,500
Senior Notes due June 2017, interest payable semi-annually at 1.450%	300	300
Senior Notes due April 2018, interest payable semi-annually at 2.000%	250	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750	750
Senior Notes due October 2020, interest payable semi-annually at 3.625%	1,750	1,750
Senior Notes due March 2022, interest payable semi-annually at 5.000%	700	700
Senior Notes due October 2022, interest payable semi-annually at 4.500%	500	500
Senior Notes due April 2023, interest payable semi-annually at 3.500%	1,000	1,000
Senior Notes due June 2024, interest payable semi-annually at 3.875%	700	700
Senior Notes due October 2025, interest payable semi-annually at 5.000%	1,500	1,500
Revolving Loan (3)	1,650	1,250
Other	(53)	(56)
	11,297	11,444
Current portion	(764)	(15)
Long-term debt, excluding current portion	$10,533	$11,429
__________________________________________

(1)
Interest on the 2017 Term Loans is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. As of March 31, 2016, the weighted average interest rate on the 2017 Term Loans was 1.69%.

(2)
Interest on the 2018 Term Loans is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. As of March 31, 2016, the weighted average interest rate on the 2018 Term Loans was 1.69%.

(3)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of March 31, 2016, the applicable margin on the Revolving Loan, excluding facility fees and unused commitment fees, was 1.25%.

FIS is a party to a syndicated credit agreement (the "Credit Agreement"), which as of March 31, 2016, provided total committed capital of $3,750 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $3,000 million maturing on December 18, 2019 (the "Revolving Loan"); and (2) term loans of $750 million maturing on March 30, 2017 (the "2017 Term Loans"). FIS is also a party to a syndicated term loan agreement (the "Term Loan Agreement" and together with the Credit Agreement the "FIS Credit Agreements"), which as of March 31, 2016 provided term loans of $1,500 million maturing on November 30, 2018 (the "2018 Term Loans"). As of March 31, 2016, the outstanding principal balance of the Revolving Loan was $1,650 million, with $1,342 million of borrowing capacity remaining thereunder (net of $8 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreements and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreements and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond premiums and discounts of $15 million as of March 31, 2016 (in millions).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total
2016	$14
2017	1,062
2018	2,502
2019	1,650
2020	1,750
Thereafter	4,400
Total principal payments	11,378
Debt issuance costs, net of accumulated amortization	(66)
Total long-term debt	$11,312

Voluntary prepayment of the Term Loans is generally permitted at any time without fee. There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date, which occurs at December 18, 2019.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations.

The fair value of the Company’s long-term debt is estimated to be approximately $229 million higher than the carrying value as of March 31, 2016. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to March 31, 2016, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of March 31, 2016, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 2014	February 2017	$400	1 Month LIBOR (1)	0.89%	(2)
January 2016	January 2017	400	1 Month LIBOR (1)	0.65%	(2)
January 2016	January 2018	500	1 Month LIBOR (1)	0.92%	(2)
January 2016	January 2019	250	1 Month LIBOR (1)	1.18%	(2)
February 2016	February 2017	200	1 Month LIBOR (1)	0.71%	(2)
		$1,750
___________________________________

(1)	0.44% in effect as of March 31, 2016.

(2)	Does not include the applicable margin and facility fees paid to lenders on term loans and revolving loans as described above.

We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s interest rate derivative instruments is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2016		December 31, 2015
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent assets	$1
Interest rate swap contracts	Accounts payable and accrued liabilities	2	Accounts payable and accrued liabilities	—
Interest rate swap contracts	Other long-term liabilities	5	Other long-term liabilities	1

In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swaps. Adjustments are made to these amounts and to accumulated other comprehensive earnings ("AOCE") within the Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and Condensed Consolidated Statement of Equity (Unaudited) as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans for hedge notional amounts.

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three months ended March 31, 2016 and 2015 are as follows (in millions):

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of gain (loss) reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	March 31,		reclassified from	March 31,
relationships	2016	2015	AOCE into income	2016	2015
Interest rate derivative contracts	$(9)	$(2)	Interest expense	$(2)	$(1)

Approximately $2 million of the balance in AOCE as of March 31, 2016, is expected to be reclassified into income over the next twelve months.

Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2016, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

In September 2015, in contemplation of issuing long-term financing for the SunGard acquisition (see Note 4), the Company entered into treasury lock hedges with a total notional amount of $1 billion reducing the risk of changes in the benchmark index component of the 10-year treasury yield. The Company designated these derivatives as cash flow hedges. On October 13, 2015, in conjunction with the pricing of the $4.5 billion senior notes, the Company terminated these treasury lock contracts for a cash settlement payment of $16 million, which was recorded as a component of Other Comprehensive Earnings and will be reclassified as an adjustment to interest expense over the ten years during which the related interest payments that were hedged will be recognized in income.

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

 DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

On May 28, 2013, DataTreasury Corporation (the “Plaintiff”) filed a patent infringement lawsuit against the Company and multiple banks in the U.S. District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Plaintiff seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method ("CBM") post-grant reviews of the validity of the Plaintiff's asserted patents at the U.S. Patent and Trademark Office ("USPTO").  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. On April 29, 2015, the Patent Trial and Appeal Board ("PTAB") issued final written decisions on the Company’s two CBM petitions holding that all claims of the Plaintiff’s two patents are unpatentable. The Plaintiff's request for rehearing of these decisions has been denied by PTAB. On August 27, 2015, the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the USPTO’s Final Written Decisions. Briefing was completed on April 7, 2016 and the Parties are awaiting a date for oral argument. An estimate of a possible loss or range of possible loss, if any, for this action cannot be made at this time.

Acquired Contingencies

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. These matters include resolution of a customer claim, unclaimed property examinations, tax compliance matters, and finalizing the sale prices for two previously divested businesses. The Condensed Consolidated Balance Sheet as of March 31, 2016 includes a provisional liability totaling $153 million related to these matters, including $84 million in unrecognized tax benefits assumed. Subsequent to March 31, 2016, the provisional liability decreased to approximately $125 million. This provisional liability is subject to further change as these contingencies are finalized. Changes in this provisional liability are reflected in our purchase accounting for the Acquisition, not through our income statement. As a result of the uncertainties associated with these matters, we are unable to estimate a range of loss in excess of the aggregate amount accrued.

For approximately one week in August 2015, certain U.S. operations of a single SunGard customer were disrupted by an issue affecting its SunGard-hosted fund accounting platform that occurred following a recommended operating system update implemented by SunGard. The customer uses the platform for the processing of net asset values (NAVs) for certain mutual funds, exchange-traded funds and collective investment funds. While the incident resulted in delayed publication of certain NAVs or use of alternative NAVs, no data was lost as a result of the incident. The platform is operating as designed and we worked with our customer to resolve any known resulting matters. No other SunGard customers were disrupted.

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

Brazilian Tax Authorities Claims

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 2004, Proservvi Empreendimentos e Servicios, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed six claims against Servicos asserting potential tax liabilities of approximately $6 million. There are potentially 30 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $58 million making the total potential exposure for all 36 claims approximately $64 million. We do not believe a liability for these 36 total claims is probable or reasonably estimable and, therefore, have not recorded a liability for any of these claims.

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

(9) Segment Information

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We re-casted all previous periods to conform to the new segment presentation. Following the November 30, 2015 Acquisition, SunGard was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we have further integrated the businesses through March 31, 2016, we have reclassified certain SunGard businesses that are oriented more to the retail banking and payments activities of IFS into that segment (corporate liquidity and wealth management). Certain other non-strategic businesses from both SunGard (public sector and education) and legacy FIS (commercial services and check processing) have been reclassified to the Corporate and Other segment, as have SunGard administrative expenses. Prior periods have also have been reclassified to conform to the current segment presentation.
Summarized financial information for the Company’s segments is shown in the following tables.
As of and for the three months ended March 31, 2016 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,121	$990	$70	$2,181
Operating expenses	762	803	432	1,997
Operating income (loss)	$359	$187	$(362)	184
Other income (expense) unallocated				(94)
Income from continuing operations before income taxes				$90
Depreciation and amortization	$67	$64	$162	$293
Capital expenditures (1)	$60	$75	$11	$146
Total assets (2)	$10,093	$9,420	$6,913	$26,426
Goodwill	$7,670	$6,453	$453	$14,576

(1)	Capital expenditures for the three months ended March 31, 2016 includes $1 million of capital leases.

(2)	Total assets as of March 31, 2016 exclude $4 million related to discontinued operations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the three months ended March 31, 2015 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$928	$512	$115	$1,555
Operating expenses	609	466	265	1,340
Operating income (loss)	$319	$46	$(150)	215
Other income (expense) unallocated				(39)
Income from continuing operations before income taxes				$176
Depreciation and amortization	$52	$35	$66	$153
Capital expenditures (1)	$62	$35	$5	$102
Total assets (2)	$8,886	$3,607	$1,937	$14,430
Goodwill	$6,725	$1,948	$162	$8,835

(1)	Capital expenditures for the three months ended March 31, 2015 include $1 million of capital leases.

(2)	Total assets as of March 31, 2015 exclude $4 million related to discontinued operations.

Integrated Financial Solutions ("IFS")

The IFS segment is focused on serving the North American regional and community bank market for transaction and account processing, payment solutions, channel solutions (including lending and wealth management solutions), digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. IFS also includes corporate liquidity and wealth management solutions acquired in the SunGard acquisition. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. Clients in this segment include regional and community banks, credit unions, commercial lenders, independent community and savings institutions as well as government institutions, merchants and other commercial organizations. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, product integration, information and security, and compliance in a cost effective manner.

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest financial institutions around the globe with banking and payments solutions, as well as consulting and transformation services. The GFS segment has extended its reach through the SunGard acquisition, and now also delivers a broader array of capital markets and asset management and insurance solutions and services.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries around the world. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house”, using consulting and third party service providers as well as fully outsourced end-to-end solutions. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. GFS clients now also include asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms due to the addition of SunGard. This segment also includes the Company's consolidated Brazilian Venture (Note 2).

Clients in Brazil, the United Kingdom, France and Germany accounted for the majority of the revenues from clients based outside of North America for all periods presented. Included in this segment are long-term assets, excluding goodwill and other

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

intangible assets, located outside of the United States totaling $478 million and $351 million as of March 31, 2016 and 2015, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments as well as certain non-strategic businesses as indicated above. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance, such as acquisition integration and severance costs. The Corporate and Other segment also includes the impact on revenue for 2016 of adjusting SunGard's deferred revenue to fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements regarding our expectations, hopes, intentions, or strategies regarding the future, are forward-looking statements. These statements relate to, among other things, future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology.

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include, without limitation:

•	the risk that acquired businesses will not be integrated successfully, or that the integration will be more costly or more time-consuming and complex than anticipated;

•	the risk that cost savings and other synergies anticipated to be realized from acquisitions may not be fully realized or may take longer or be more costly to realize than expected;

•	the risks of doing business internationally;

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

•
internal or external security breaches of our systems, including those relating to unauthorized access, theft, corruption or loss of personal information and computer viruses and other malware affecting our software or platforms, and the reactions of customers, card associations, government regulators and others to any such events;

•
the risk that implementation of software (including software updates) for customers or at customer locations may result in the corruption or loss of data or customer information, interruption of business operations, exposure to liability claims or loss of customers;

•	the reaction of current and potential customers to communications from us or regulators regarding information security, risk management, internal audit or other matters;

•	competitive pressures on pricing related to our solutions including the ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our major operations centers; and

•	other risks detailed elsewhere in this document, and in our other filings with the Securities and Exchange Commission.

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

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We re-casted all previous periods to conform to the new segment presentation. Following the November 30, 2015 Acquisition, SunGard was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we have further integrated the businesses through March 31, 2016, we have reclassified certain SunGard businesses that are oriented more to the retail banking and payments activities of IFS into that segment (corporate liquidity and wealth management). Certain other non-strategic businesses from both SunGard (public sector and education) and legacy FIS (commercial services and check processing) have been reclassified to the Corporate and Other segment, as have SunGard administrative expenses. Prior periods also have been reclassified to conform to the current segment presentation. A description of these segments is included in Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.
Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees. The majority of our revenue has historically been recurring, and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A significant portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of deposit accounts and card transactions, among other variable measures, associated with consumer and commercial activity. Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients. In the second half of 2015 and first quarter of 2016, we experienced the macroeconomic challenges related to the slow down of the global economy. That trend impacts us predominantly in the amount our clients spend with us for professional services. We expect this trend to continue through at least the first half of 2016.

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other buy-side organizations. It significantly expanded our existing solutions and client base in wealth management, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacts our revenue mix, with a greater concentration of license revenues and higher margin services. Our combined revenues for the first quarter of 2016 included an $81 million reduction of revenue as a result of the purchase accounting adjustment to reduce deferred revenue to fair value. Similar reductions will be experienced throughout 2016 as the assumed deferred revenue balance runs off. Amortization of intangible assets acquired in the Acquisition increased our cost of revenues by $116 million for the March 2016 quarter, and comparable amortization charges will be recorded through 2025. As we integrate SunGard into our existing operations, we anticipate significant cost savings in administration and technology expenses, with a goal of achieving annual synergy run-rate savings of $200 million by the end of 2017. Certain one-time severance and other costs will be incurred related to delivering these run-rate savings.

We are actively migrating a number of our financial institution clients to outsourced integrated technology solutions to improve their profitability and rapidly address increasing regulatory requirements. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of broader year-to-year economic and market changes that otherwise might have a larger impact on our results of operations. We believe our integrated solutions and outsourced services are well-positioned to address this outsourcing trend across the markets we serve.

A realignment of resources in our GFS segment resulted in severance costs of $44.6 million in the first quarter of 2015. The realignment activities were a combination of optimizing on-shore and off-shore resources as well as the removal of overlapping management resources.

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice-banking channels. We are focused on enabling our clients to deliver this experience to their customers through our integrated solutions and services. We continue to develop and invest in these integrated solutions and services to assist clients as they address this market demand.
We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. We believe mobile payments will grow and partially replace existing payment tender volumes over time as consumers and merchants embrace the convenience, incremental services and benefits. Mobile payment volume is growing significantly but does not yet represent a meaningful amount of the payments market. Additionally, new formidable non-traditional payments competitors and large merchants are investing in and innovating mobile payment technologies to address the emerging market opportunity, and it is unclear the extent to which particular technologies or services will succeed. We believe the growth of mobile payments continues to present both an opportunity and a risk to us as the market develops. Although we cannot predict which mobile payment technologies or solutions will be successful, we cautiously believe our client relationships, payments infrastructure and experience, adapted solutions and emerging solutions are well-positioned to maintain or grow our clients' existing payment volumes, which is our focus.
High profile North American merchant payment card information security breaches have pushed the payment card industry towards Europay, MasterCard and VISA ("EMV") integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We have invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can guide our clients through this anticipated technology transition and grow our card-driven businesses. We believe the trend to migrate to EMV cards will continue and we continue to invest to address market demand.

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
We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity, which we believe as a whole is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations of financial institutions occur, merger partners often operate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company. In 2015, we experienced lower consolidation activity and resulting termination fees compared to 2014 and 2013, and this trend is continuing into 2016.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions, including Europe and Asia on a constant currency basis during the three months ended March 31, 2016. By comparison with FIS, a greater percentage of SunGard's revenues have been concentrated historically in international markets, which will contribute to this growth trend. Demand for our solutions will also continue to be driven in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2015, we experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening of the U.S. dollar. In 2016, we expect the unfavorable foreign currency impact compared to the comparable prior year periods to continue.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Transactions with Related Parties

See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-month periods ended March 31, 2016 and 2015

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2016	2015
Processing and services revenues	$2,181	$1,555
Cost of revenues	1,553	1,070
Gross profit	628	485
Selling, general, and administrative expenses	444	270
Operating income	184	215
Other income (expense):
Interest expense, net	(93)	(37)
Other income (expense), net	(1)	(2)
Total other income (expense), net	(94)	(39)
Earnings from continuing operations before income taxes	90	176
Provision for income taxes	31	58
Earnings from continuing operations, net of tax	59	118
Earnings (loss) from discontinued operations, net of tax	—	(3)
Net earnings	59	115
Net earnings attributable to noncontrolling interest	(4)	(4)
Net earnings attributable to FIS common stockholders	$55	$111
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.17	$0.40
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — basic attributable to FIS common stockholders	$0.17	$0.39
Weighted average shares outstanding — basic	324	283
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.17	$0.40
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)
Net earnings per share — diluted attributable to FIS common stockholders	$0.17	$0.39
Weighted average shares outstanding — diluted	327	287
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$55	$114
Earnings (loss) from discontinued operations, net of tax	—	(3)
Net earnings attributable to FIS	$55	$111

 Processing and Services Revenues

Processing and services revenues totaled $2,181 million and $1,555 million during the three-month periods ended March 31, 2016 and 2015, respectively. Processing and services revenues for the three-month ended March 31, 2016 included approximately $41 million of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus the Brazilian Real. Excluding the unfavorable foreign currency impact, revenue increases for the three months ended March 31, 2016 as compared to 2015 were primarily attributable to incremental revenues from the SunGard acquisition, including growth driven by higher transaction volumes in global trading, growth in Business Process as a Service (BPaaS) and strong term software license renewals. Our combined revenues included an $81 million reduction of revenue as a result of the purchase accounting adjustment to reduce deferred revenue to fair value. We also experienced continued growth in digital solutions (internet banking and mobile applications) and in professional services.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,553 million and $1,070 million during the three-month periods ended March 31, 2016 and 2015, respectively, resulting in gross profit of $628 million and $485 million during the respective three-month periods. Gross profit as a percentage of revenues was 28.8% and 31.2% during the three-month periods ended March 31, 2016 and 2015, respectively. The change in gross profit during the 2016 period as compared to 2015 primarily resulted from the revenue variances noted above. The gross profit percentage during the three-months ended March 31, 2016 as compared to the 2015 period was negatively impacted by higher acquired intangible asset amortization expense resulting from the SunGard acquisition. This negative impact was partially offset by the addition of higher margin revenues from SunGard as well as on-going operating leverage in key markets outside of North America.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $444 million and $270 million during the three-month periods ended March 31, 2016 and 2015, respectively. The year-over-year increase primarily resulted from incremental expenses from SunGard, including integration and severance.

Operating Income

Operating income totaled $184 million and $215 million during the three-month periods ended March 31, 2016 and 2015, respectively. Operating income as a percentage of revenue (“operating margin”) was 8.4% and 13.8% during the three-month periods ended March 31, 2016 and 2015, respectively. The changes in operating income for the three-month period of 2016 as compared to 2015 resulted from the variances addressed above. The decrease in operating margin resulted from higher acquired intangible asset amortization expense and other incremental integration and severance costs.

Total Other Income (Expense), Net

Total other income (expense), net was $(94) million and $(39) million during the three-month periods ended March 31, 2016 and 2015, respectively. Interest expense increased $56 million during the three-month period ended March 31, 2016 as compared to 2015 primarily due to higher outstanding debt associated with financing the SunGard acquisition.

Provision for Income Taxes

Income tax expense from continuing operations totaled $31 million and $58 million during the three-month periods ended March 31, 2016 and 2015, resulting in effective tax rates from continuing operations of 35% and 33%, respectively. The effective tax rate during the three months ended March 31, 2015 included favorable non-recurring tax adjustments.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $55 million and $114 million resulting in earnings per diluted share of $0.17 and $0.40 for the three-month periods ended March 31, 2016 and 2015, respectively, reflecting the variances described above as well as the increase in shares outstanding from the SunGard acquisition.

Segment Results of Operations (Unaudited)
Integrated Financial Solutions
(in millions)

	Three months ended March 31,
	2016	2015
Processing and services revenues	$1,121	$928
Operating income	$359	$319

Processing and services revenues for IFS totaled $1,121 million and $928 million during the three-months ended March 31, 2016 and 2015, respectively. The overall segment increase of $193 million or 20.8% for the three months ended March 31, 2016 compared to the 2015 period was primarily attributable to incremental revenues from the SunGard acquisition, card production activities associated with the roll-out of EMV cards across the industry, growth in digital solutions (internet banking and mobile) and on-going demand for professional services related to regulatory remediation projects.
Operating income for IFS totaled $359 million and $319 million during the three-month periods ended March 31, 2016 and 2015, respectively. Operating margin was 32.0% and 34.4% during the three-month periods ended March 31, 2016 and 2015, respectively. The increase in operating income primarily resulted from the revenue variances noted above. The decrease in operating margin during the three-month period ended March 31, 2016 compared to the 2015 period primarily resulted from revenue mix, higher incentives and other discrete accrual items.

Global Financial Solutions
(in millions)

	Three months ended March 31,
	2016	2015
Processing and services revenues	$990	$512
Operating income	$187	$46

Processing and services revenues for GFS totaled $990 million and $512 million during the three-month periods ended March 31, 2016 and 2015, respectively. The three-month period ended March 31, 2016 included approximately $40 million of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus the Brazilian Real. Excluding the foreign currency impact, revenue increases were primarily attributable to incremental revenues from the SunGard acquisition, including growth driven by higher transaction volumes in global trading, growth in BPaaS and strong term software license renewals.

Operating income for GFS totaled $187 million and $46 million during the three-month periods ended March 31, 2016 and 2015, respectively. Operating margin was 18.9% and 9.0% during the three-month periods ended March 31, 2016 and 2015, respectively. The increase in operating income for GFS primarily resulted from the 2015 cost realignment activities as well as the revenue variances noted above. The increase in operating margin primarily resulted from the addition of higher margin revenues from SunGard as well as on-going operating leverage in key markets outside of North America.

Corporate and Other
(in millions)

	Three months ended March 31,
	2016	2015
Processing and services revenues	$70	$115
Operating income	$(362)	$(150)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including commercial services, public sector and education, and check processing.

Processing and services revenues for Corporate and Other totaled $70 million and $115 million during the three-month periods ended March 31, 2016 and 2015, respectively. The revenue decline for the three month ended March 31, 2016 period compared to the 2015 period was primarily attributable to the $81 million purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other Segment), the impact of the divestiture of our check gaming business in the second quarter of 2015 and lower revenue in commercial services, partially offset by the additions of the businesses from the SunGard acquisition.

Operating loss for Corporate and Other totaled $362 million and $150 million during the three-month periods ended March 31, 2016 and 2015, respectively. The year-over-year increase in operating loss primarily resulted from the revenue reductions noted above, incremental expenses from SunGard, higher purchased intangible asset amortization, and other integration and severance costs from the SunGard acquisition.

Liquidity and Capital Resources
Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt payments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Loan described in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
As of March 31, 2016, we had cash and cash equivalents of $702 million and debt of $11.3 billion, including the current portion, net of capitalized debt issuance costs. Of the $702 million cash and cash equivalents, approximately $482 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our U.S. cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.26 per common share is payable on June 30, 2016 to shareholders of record as of the close of business on June 16, 2016.
Cash Flows from Operations
Cash flows from operations were $385 million and $231 million during the three-month periods ended March 31, 2016 and 2015, respectively. Cash flows from operations were $154 million higher in the 2016 period primarily due to increased cash flow coming from the Acquisition.
Capital Expenditures and Other Investing Activities
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $145 million and $101 million in capital expenditures (excluding capital leases) during the three-month periods ended March 31, 2016 and 2015, respectively. The increased investment reflects the addition of SunGard to our operations. We expect to invest approximately 6.0% of 2016 revenue in capital expenditures.
Financing

For information regarding the Company's long-term debt and financing activity, see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited). There were no share repurchases during the three months ended March 31, 2016 compared to $150 million in the comparable 2015 period.

Contractual Obligations

There were no material changes in our contractual obligations during the first three months of 2016 in comparison to the table included in our Annual Report on Form 10-K as filed on February 26, 2016, except as disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
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

On March 30, 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments are intended to simplify and improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and tax deficiencies over/under compensation expense recognized will be reflected in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation expense (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Under current guidance, windfalls are classified as financing activities. These changes may result in more volatile net earnings. Similarly, effective tax rates will be subject to more variability since the new guidance reflects all tax benefit excesses and deficiencies in tax expense. Under current practice, stock compensation generally does not impact the effective tax rate since any difference between compensation expense and the ultimate tax deduction is reflected in additional paid in capital. Also under the new guidance, excess tax benefits will no longer be included in assumed proceeds from applying the treasury stock method when computing diluted earnings per share since they will no longer be recognized in additional paid in capital. Consequently, the reduction to common stock equivalents for assumed purchases from proceeds will be lower and the impact of common stock equivalents will be more dilutive. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We are currently assessing the impact the adoption of ASU 2016-09 will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risks
Market Risk
We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments, including interest rate swaps and foreign currency forward contracts, to manage interest rate and foreign currency risk. We do not use derivatives for trading purposes or to engage in speculative activity.
Interest Rate Risk
In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps.
The senior notes as described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of March 31, 2016. The carrying value of the notes was $7,450 million as of March 31, 2016. The fair value of the senior notes was approximately $7,677 million as of March 31, 2016.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreements (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreements, after we include the impact of our interest rate swaps, by $22 million (based on principal amounts outstanding as of March 31, 2016). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2016, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2016, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of March 31, 2015, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $15 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. See Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for the listing of interest rate swap transactions we have entered into as of March 31, 2016, converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed.

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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three months ended March 31, 2016, our international operations generated approximately $405 million in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31,
Currency	2016	2015
Euro	$10	$8
Pound Sterling	8	6
Real	7	8
Indian Rupee	3	2
Total increase (decrease)	$28	$24

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $41 million and operating income included $1 million of unfavorable foreign currency impact during the three months ended March 31, 2016 resulting from a stronger U.S. Dollar during 2016 as compared to 2015. In 2016, we expect a moderate increase in unfavorable foreign currency impact on our operating income resulting from the continued strengthening of U.S. Dollar versus other currencies.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of March 31, 2016, the notional amount of these derivatives was $91 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

Our subsidiary SunGard (see Note 4 of the Notes to Condensed Consolidated Financial Statements Unaudited) historically used currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. As of March 31, 2016, the notional amount of these derivatives was approximately $35 million and the fair value was nominal. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

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

We completed the SunGard acquisition on November 30, 2015.  As indicated in our Annual Report on Form 10-K for the year ended December 31, 2015,  we were not able to complete a review of the internal controls of the acquired business by year end due to the limited time available following the Acquisition.  As permitted by related SEC staff interpretive guidance, we excluded the acquired business from our 2015 annual assessment of the effectiveness of our internal control over financial reporting.   During 2016, we are continuing the transition of SunGard to our accounting and reporting processes and the integration of their systems and processes into our framework of internal controls over financial reporting.   These actions will result in changes in our processes and controls, and our assessment of the effectiveness of our internal controls over financial reporting including such changes will be concluded by the end of 2016.

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

Item 1A. Risk Factors

See "Item 1A. - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of risk factors affecting the Company. There have been no material changes in the Risk Factors described therein.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 4, 2016	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 4, 2016	By:	/s/ MICHAEL A. NUSSBAUM
Michael A. Nussbaum
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