Form 10-Q
period 2016-06-30
Fidelity National Information Services, Inc.
filed 2016-08-02
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of July 31, 2016, 327,825,462 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2016
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	2
B. Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2016 and 2015	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2016 and 2015	4
D. Condensed Consolidated Statement of Equity for the six months ended June 30, 2016	5
E. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risks	29
Item 4. Controls and Procedures	31
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$765	$682
Settlement deposits	437	371
Trade receivables, net of allowance for doubtful accounts of $28 and $16 as of June 30, 2016 and December 31, 2015, respectively	1,646	1,731
Settlement receivables	224	162
Other receivables	156	197
Prepaid expenses and other current assets	298	266
Deferred income taxes	152	100
Total current assets	3,678	3,509
Property and equipment, net	595	611
Goodwill	14,565	14,745
Intangible assets, net	5,273	5,159
Computer software, net	1,625	1,584
Deferred contract costs, net	285	253
Other noncurrent assets	363	339
Total assets	$26,384	$26,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,157	$1,196
Settlement payables	669	538
Deferred revenues	757	615
Current portion of long-term debt	913	15
Total current liabilities	3,496	2,364
Long-term debt, excluding current portion	10,208	11,429
Deferred income taxes	2,729	2,658
Deferred revenues	21	30
Other long-term liabilities	323	312
Total liabilities	16,777	16,793
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 600 shares authorized, 431 and 430 shares issued as of June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid in capital	10,291	10,210
Retained earnings	3,078	3,073
Accumulated other comprehensive earnings (loss)	(246)	(279)
Treasury stock, 104 and 106 shares as of June 30, 2016 and December 31, 2015, respectively, at cost	(3,630)	(3,687)
Total FIS stockholders’ equity	9,497	9,321
Noncontrolling interest	110	86
Total equity	9,607	9,407
Total liabilities and equity	$26,384	$26,200
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Processing and services revenues	$2,305	$1,587	$4,486	$3,142
Cost of revenues	1,600	1,070	3,153	2,140
Gross profit	705	517	1,333	1,002
Selling, general, and administrative expenses	422	230	866	500
Operating income	283	287	467	502
Other income (expense):
Interest expense, net	(93)	(36)	(186)	(73)
Other income (expense), net	(1)	152	(2)	150
Total other income (expense), net	(94)	116	(188)	77
Earnings from continuing operations before income taxes	189	403	279	579
Provision for income taxes	66	156	97	214
Earnings from continuing operations, net of tax	123	247	182	365
Earnings (loss) from discontinued operations, net of tax	1	(2)	1	(5)
Net earnings	124	245	183	360
Net earnings attributable to noncontrolling interest	(3)	(5)	(7)	(9)
Net earnings attributable to FIS common stockholders	$121	$240	$176	$351
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.37	$0.86	$0.54	$1.26
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.37	$0.85	$0.54	$1.25
Weighted average shares outstanding — basic	325	281	325	282
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.36	$0.85	$0.53	$1.25
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — diluted attributable to FIS common stockholders	$0.37	$0.84	$0.54	$1.23
Weighted average shares outstanding — diluted	329	284	328	286
Cash dividends paid per share	$0.26	$0.26	$0.52	$0.52
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$120	$242	$175	$356
Earnings (loss) from discontinued operations, net of tax	1	(2)	1	(5)
Net earnings attributable to FIS common stockholders	$121	$240	$176	$351

Amounts in table may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Net earnings		$124		$245		$183		$360
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(3)		$—		$(9)		$(2)
Reclassification adjustment for (gains) losses included in net earnings	2		1		4		2
Unrealized gain (loss) on investments and derivatives, net	(1)		1		(5)		—
Foreign currency translation adjustments	(3)		35		51		(104)
Other comprehensive earnings (loss), before tax:	(4)		36		46		(104)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(2)		3		(6)		2
Other comprehensive earnings (loss), net of tax	$(2)	(2)	$33	33	$52	52	(106)	(106)
Comprehensive (loss) earnings:		122		278		235		254
Net (earnings) loss attributable to noncontrolling interest		(3)		(5)		(7)		(9)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(12)		(3)		(19)		15
Comprehensive earnings (loss) attributable to FIS common stockholders		$107		$270		$209		$260

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Six months ended June 30, 2016
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2015	430	(106)	$4	$10,210	$3,073	$(279)	$(3,687)	$86	$9,407
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	2	—	9	—	—	58	—	67
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(20)	—	—	(6)	—	(26)
Excess income tax benefit from exercise of stock options	—	—	—	19	—	—	—	—	19
Stock-based compensation	—	—	—	68	—	—	—	—	68
Cash dividends paid ($0.26 per share per quarter) and other distributions	—	—	—	—	(171)	—	—	(2)	(173)
Net earnings	—	—	—	—	176	—	—	7	183
Other comprehensive loss, net of tax	—	—	—	—	—	33	—	19	52
Other	—	—	—	5	—	—	5	—	10
Balances, June 30, 2016	431	(104)	$4	$10,291	$3,078	$(246)	$(3,630)	$110	$9,607
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$183	$360
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	584	308
Amortization of debt issue costs	9	4
Gain on Sale of Assets	—	(150)
Stock-based compensation	68	36
Deferred income taxes	(82)	(38)
Excess income tax benefit from exercise of stock options	(19)	(12)
Other operating activities	(2)	2
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	118	(26)
Settlement activity	2	(30)
Prepaid expenses and other assets	(54)	(34)
Deferred contract costs	(61)	(55)
Deferred revenue	132	40
Accounts payable, accrued liabilities, and other liabilities	(58)	38
Net cash provided by operating activities	820	443

Cash flows from investing activities:
Additions to property and equipment	(70)	(81)
Additions to computer software	(223)	(138)
Proceeds from sale of assets	—	241
Other investing activities, net	(3)	1
Net cash (used in) provided by investing activities	(296)	23

Cash flows from financing activities:
Borrowings	2,727	3,493
Repayment of borrowings	(3,060)	(3,520)
Excess income tax benefit from exercise of stock options	19	12
Proceeds from exercise of stock options	68	27
Treasury stock activity	(26)	(307)
Dividends paid	(171)	(147)
Distribution to Brazilian Venture partner	—	(24)
Other financing activities, net	(18)	(19)
Net cash used in financing activities	(461)	(485)
Effect of foreign currency exchange rate changes on cash	20	(28)
Net increase (decrease) in cash and cash equivalents	83	(47)
Cash and cash equivalents, beginning of period	682	493
Cash and cash equivalents, end of period	$765	$446

Supplemental cash flow information:
Cash paid for interest	$183	$50
Cash paid for income taxes	$141	$161
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

(1) Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Current Report on Form 8-K dated June 2, 2016 for changes in our reporting segments. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2015 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2016.

On August 12, 2015, FIS and certain of its wholly owned subsidiaries entered into an Agreement and Plan of Merger with SunGard and SunGard Capital Corp. II (collectively “SunGard”) pursuant to which, through a series of mergers, FIS acquired SunGard (collectively the "SunGard acquisition" or the "Acquisition"). FIS completed the SunGard acquisition on November 30, 2015 (Note 4) and SunGard's results of operations and financial position are included in the consolidated financial statements from and after the date of acquisition.

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 9).

(2) Related Party Transactions

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco"), in which we own a 51% controlling interest, to provide comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of June 30, 2016 was $97 million. The value of the noncontrolling interest as of June 30, 2016 was $105 million.

The Company recorded Brazilian Venture revenues of $57 million and $61 million during the three months and $108 million and $125 million during the six months ended June 30, 2016 and 2015, respectively, from Banco Bradesco relating to these services. Brazilian Venture revenues included $8 million and $27 million of unfavorable currency impact during the three and six months ended June 30, 2016, respectively, resulting from a stronger U.S. Dollar in 2016 as compared to 2015.

A summary of the Company’s related party receivables and payables is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		June 30,	December 31,
Related Party	Balance sheet location	2016	2015
Banco Bradesco	Trade receivables	$42	$31
Banco Bradesco	Accounts payable and accrued liabilities	10	9
Banco Bradesco	Other long-term liabilities	20	24

(3) Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2016 and 2015 are computed using the treasury stock method.

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and six months ended June 30, 2016 and 2015 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Earnings from continuing operations attributable to FIS common stockholders, net of tax	$120	$242	$175	$356
Earnings (loss) from discontinued operations attributable to FIS common stockholders, net of tax	1	(2)	1	(5)
Net earnings attributable to FIS common stockholders	$121	$240	$176	$351
Weighted average shares outstanding — basic	325	281	325	282
Plus: Common stock equivalent shares	4	3	3	4
Weighted average shares outstanding — diluted	329	284	328	286
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.37	$0.86	$0.54	$1.26
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.37	$0.85	$0.54	$1.25
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.36	$0.85	$0.53	$1.25
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — diluted attributable to FIS common stockholders	$0.37	$0.84	$0.54	$1.23

Amounts in table may not sum due to rounding.
Options to purchase approximately 7 million and 5 million shares of our common stock for the three months and 7 million and 5 million for the six months ended June 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

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
$5,079

We recorded a preliminary allocation of the purchase price to SunGard tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2015. The provisional amounts for intangible assets were based on independent third-party valuations performed. Land and building valuations were based on appraisals performed by certified property appraisers. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Our evaluations of the facts and circumstances available as of November 30, 2015 to assign fair values to other assets acquired and liabilities assumed are ongoing, as are our assessments of the economic characteristics of the acquired software and other intangibles. These evaluations may result in changes to the provisional amounts recorded. In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the financial statements will not be retrospectively adjusted for any measurement-period adjustments that occur in subsequent periods. Rather, we will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment is determined. During the six months ended June 30, 2016, adjustments were recorded to increase the fair values assigned to intangible assets, deferred taxes, other liabilities and property and equipment and to reduce the value assigned to goodwill. We are also required to record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Additional depreciation and amortization of $6 million that would have been recognized in 2015 was recorded in the six months ended June 30, 2016 related to the changes in provisional values of intangible assets.

The preliminary purchase price allocation, as adjusted for measurement period adjustments recorded through June 30, 2016, is as follows (in millions):

Cash	$631
Trade and other receivables	574
Property and equipment	145
Computer software	674
Intangible assets	4,550
Other assets	68
Goodwill	5,806
Liabilities assumed and noncontrolling interest	(7,369)
$5,079

The following table summarizes the liabilities assumed in the SunGard acquisition (in millions):

Long-term debt (subsequently retired)	$4,738
Deferred income taxes	1,757
Deferred revenue	278
Other liabilities and noncontrolling interest	596
$7,369

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

(5) Discontinued Operations and Other Dispositions

During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in a pre-tax gain of $140 million, which is included in Other income (expense), net. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the gain and related prior period earnings remain reported within earnings from continuing operations.

Certain other operations are reported as discontinued in the Condensed Consolidated Statements of Earnings (Unaudited) as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

(6) Condensed Consolidated Financial Statement Details

The following table shows the Company’s condensed consolidated financial statement details as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016			December 31, 2015
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,443	$848	$595	$1,396	$785	$611
Intangible assets	$6,934	$1,661	$5,273	$6,963	$1,804	$5,159
Computer software	$2,419	$794	$1,625	$2,300	$716	$1,584

The Company entered into capital lease obligations of $1 million and $1 million during the three-months and $2 million and $2 million during the six months ended June 30, 2016 and 2015, respectively. The assets are included in property and equipment and the remaining capital lease obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2016. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the six months ended June 30, 2016 are summarized as follows (in millions):

Total
Balance, December 31, 2015	$14,745
Adjustments to SunGard provisional purchase price allocation	(188)
Foreign currency adjustments	8
Balance, June 30, 2016	$14,565

As of June 30, 2016, intangible assets includes $5,128 million of customer relationships and $64 million of finite-lived trademarks, as well as $81 million of non-amortizable assets consisting mainly of infinite-lived trademarks.  Amortization expense for the quarter related to these intangible assets was $131 million.

Settlement Activity

We manage certain integrated electronic payment services and programs and wealth management processes for our clients that require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities. Settlement receivables represents amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties, and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the Condensed Consolidated Balance Sheets (Unaudited) and operating cash flows on the Condensed Consolidated Statements of Cash Flows (Unaudited).

(7) Long-Term Debt
Long-term debt as of June 30, 2016 and December 31, 2015, consisted of the following (in millions):

	June 30, 2016	December 31, 2015
2017 Term Loans (1)	$600	$1,300
2018 Term Loans (2)	1,500	1,500
Senior Notes due June 2017, interest payable semi-annually at 1.450%	300	300
Senior Notes due April 2018, interest payable semi-annually at 2.000%	250	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750	750
Senior Notes due October 2020, interest payable semi-annually at 3.625%	1,750	1,750
Senior Notes due March 2022, interest payable semi-annually at 5.000%	700	700
Senior Notes due October 2022, interest payable semi-annually at 4.500%	500	500
Senior Notes due April 2023, interest payable semi-annually at 3.500%	1,000	1,000
Senior Notes due June 2024, interest payable semi-annually at 3.875%	700	700
Senior Notes due October 2025, interest payable semi-annually at 5.000%	1,500	1,500
Revolving Loan (3)	1,625	1,250
Other	(54)	(56)
	11,121	11,444
Current portion	(913)	(15)
Long-term debt, excluding current portion	$10,208	$11,429
__________________________________________

(1)
Interest on the 2017 Term Loans is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. As of June 30, 2016, the weighted average interest rate on the 2017 Term Loans was 1.71%.

(2)
Interest on the 2018 Term Loans is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. As of June 30, 2016, the weighted average interest rate on the 2018 Term Loans was 1.71%.

(3)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of June 30, 2016, the weighted average interest rate on the Revolving Loan, excluding fees, was 1.66%.

FIS is a party to a syndicated credit agreement (the "Credit Agreement"), which as of June 30, 2016, provided total committed capital of $3,600 million comprised of: (1) a revolving credit facility in an aggregate maximum principal amount of $3,000 million maturing on December 18, 2019 (the "Revolving Loan"); and (2) term loans of $600 million maturing on March 30, 2017 (the "2017 Term Loans"). FIS is also a party to a syndicated term loan agreement (the "Term Loan Agreement" and together with the Credit Agreement the "FIS Credit Agreements"), which as of June 30, 2016 provided term loans of $1,500 million maturing on November 30, 2018 (the "2018 Term Loans"). As of June 30, 2016, the outstanding principal balance of the Revolving Loan was $1,625 million, with $1,367 million of borrowing capacity remaining thereunder (net of $8 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreements and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreements and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond premiums and discounts of $14 million as of June 30, 2016 (in millions).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total
2016	$9
2017	911
2018	2,502
2019	1,625
2020	1,750
Thereafter	4,400
Total principal payments	11,197
Debt issuance costs, net of accumulated amortization	(62)
Total long-term debt	$11,135

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

The fair value of the Company’s long-term debt is estimated to be approximately $499 million higher than the carrying value as of June 30, 2016. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to June 30, 2016, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

As of June 30, 2016, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
February 2014	February 2017	$400	1 Month LIBOR (1)	0.89%	(2)
January 2016	January 2017	400	1 Month LIBOR (1)	0.65%	(2)
January 2016	January 2018	500	1 Month LIBOR (1)	0.92%	(2)
January 2016	January 2019	250	1 Month LIBOR (1)	1.18%	(2)
February 2016	February 2017	200	1 Month LIBOR (1)	0.71%	(2)
		$1,750
___________________________________

(1)	0.47% in effect as of June 30, 2016.

(2)	Does not include the applicable margin and facility fees paid to lenders on term loans and revolving loans as described above.

We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

A summary of the fair value of the Company’s interest rate derivative instruments is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2016		December 31, 2015
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent assets	$1
Interest rate swap contracts	Accounts payable and accrued liabilities	2	Accounts payable and accrued liabilities	—
Interest rate swap contracts	Other long-term liabilities	7	Other long-term liabilities	1

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

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three months ended June 30, 2016 and 2015 are as follows (in millions):

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of gain (loss) reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	June 30,		reclassified from	June 30,
relationships	2016	2015	AOCE into income	2016	2015
Interest rate derivative contracts	$(3)	$(1)	Interest expense	$(2)	$(1)

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of gain (loss) reclassified from AOCE into income
Derivatives in cash	Six months ended		Location of loss	Six months ended
flow hedging	June 30,		reclassified from	June 30,
relationships	2016	2015	AOCE into income	2016	2015
Interest rate derivative contracts	$(12)	$(3)	Interest expense	$(4)	$(2)

Approximately $2 million of the balance in AOCE as of June 30, 2016, is expected to be reclassified into income over the next twelve months.

Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2016, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

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

Acquired Contingencies

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. These matters include unclaimed property examinations, tax compliance matters, and finalizing the sale prices for two previously divested businesses. The Condensed Consolidated Balance Sheet as of June 30, 2016 includes a provisional liability totaling $112 million related to these matters, including $75 million in unrecognized tax benefits assumed. This provisional liability is subject to further change as these contingencies are finalized. Changes in this provisional liability during the measurement period that result from new information about facts and circumstances that existed at the acquisition date are reflected in our purchase accounting for the SunGard acquisition, not through our income statement.

The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) and nine other states are currently conducting a joint examination of the books and records of certain subsidiaries acquired in the SunGard acquisition to determine compliance with the unclaimed property laws. Additionally, prior to the SunGard acquisition, SunGard entered into voluntary disclosure agreements to address the potential unclaimed property exposure for certain entities not included in the scope of the ongoing unclaimed property examination.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed seven claims against Servicos asserting potential tax liabilities of approximately $8 million. There are potentially 29 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $72 million making the total potential exposure for all 36 claims approximately $80 million. We do not believe a liability for these 36 total claims is probable or reasonably estimable and, therefore, have not recorded a liability for any of these claims.

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

(9) Segment Information

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We recast all previous periods to conform to the new segment presentation. Following the November 30, 2015 SunGard acquisition, SunGard was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we have further integrated the businesses in 2016, we have reclassified certain SunGard solutions that are oriented more to the retail banking and payments activities of IFS into that segment (corporate liquidity and wealth management). Certain other non-strategic businesses from both SunGard (public sector and education) and legacy FIS (commercial services and check processing) have been reclassified to the Corporate and Other segment, as have SunGard administrative expenses. Prior periods have been reclassified to conform to the current segment presentation.

The segment profit measure primarily utilized by management is adjusted EBITDA, which is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the three months ended June 30, 2016 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,162	$1,048	$95	$2,305
Operating expenses	779	823	420	2,022
Depreciation and amortization from continuing operations	67	62	15	144
Purchase accounting amortization	—	—	147	147
EBITDA	450	287	(163)	574
Acquisition deferred revenue adjustment	—	—	59	59
Acquisition, integration and severance costs	—	—	63	63
Adjusted EBITDA	$450	$287	$(41)	696

EBITDA				$574
Interest expense				93
Depreciation and amortization from continuing operations				144
Purchase accounting amortization				147
Other income (expense) unallocated				(1)
Provision for income taxes				66
Net earnings from discontinued operations				1
Net earnings attributable to noncontrolling interest				3
Net earnings attributable to FIS common stockholders				$121
Capital expenditures (1)	$70	$67	$12	$149
Total assets (2)	$10,189	$9,136	$7,055	$26,380
Goodwill	$7,670	$6,440	$455	$14,565

(1)	Capital expenditures for the three months ended June 30, 2016 include $1 million of capital leases.

(2)	Total assets as of June 30, 2016 exclude $4 million related to discontinued operations.

As of and for the three months ended June 30, 2015 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$931	$555	$101	$1,587
Operating expenses	618	473	209	1,300
Depreciation and amortization from continuing operations	56	35	14	105
Purchase accounting amortization	—	—	50	50
EBITDA	369	117	(44)	442
Acquisition, integration and severance costs	—	—	11	11
Adjusted EBITDA	$369	$117	$(33)	$453

EBITDA				$442
Interest expense				36
Depreciation and amortization from continuing operations				105
Purchase accounting amortization				50
Other income (expense) unallocated				152
Provision for income taxes				156
Net loss from discontinued operations				(2)
Net earnings attributable to noncontrolling interest				5
Net earnings attributable to FIS common stockholders				$240
Capital expenditures (1)	$65	$50	$4	$119
Total assets (2)	$8,703	$3,658	$1,942	$14,303
Goodwill	$6,627	$1,963	$162	$8,752

(1)	Capital expenditures for the three months ended June 30, 2015 include $1 million of capital leases.

(2)	Total assets as of June 30, 2015 exclude $1 million related to discontinued operations.

For the six months ended June 30, 2016 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$2,283	$2,038	$165	$4,486
Operating expenses	1,541	1,626	852	4,019
Depreciation and amortization from continuing operations	133	120	30	283
Purchase accounting amortization	1	6	294	301
EBITDA	876	538	(363)	1,051
Acquisition deferred revenue adjustment	—	—	140	140
Acquisition, integration and severance costs	—	—	142	142
Adjusted EBITDA	876	538	(81)	1,333

EBITDA				1,051
Interest expense				186
Depreciation and amortization from continuing operations				283
Purchase accounting amortization				301
Other income (expense) unallocated				(2)
Provision for income taxes				97
Net earnings from discontinued operations				1
Net earnings attributable to noncontrolling interest				7
Net earnings attributable to FIS common stockholders				$176
Capital expenditures (1)	$130	$142	$23	$295

(1)	Capital expenditures for the six months ended June 30, 2016 include $2 million of capital leases.

For the six months ended June 30, 2015 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,859	$1,067	$216	$3,142
Operating expenses	1,227	939	474	2,640
Depreciation and amortization from continuing operations	108	70	30	208
Purchase accounting amortization	—	—	100	100
EBITDA	740	198	(128)	810
Acquisition, integration and severance costs	—	—	23	23
Global restructure	—	—	45	45
Adjusted EBITDA	$740	$198	$(60)	$878

EBITDA				$810
Interest expense				73
Depreciation and amortization from continuing operations				208
Purchase accounting amortization				100
Other income (expense) unallocated				150
Provision for income taxes				214
Net loss from discontinued operations				(5)
Net earnings attributable to noncontrolling interest				9
Net earnings attributable to FIS common stockholders				$351
Capital expenditures (1)	$127	$85	$9	$221

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Capital expenditures for the six months ended June 30, 2015 include $2 million of capital leases.

Clients in Brazil, the United Kingdom, France and Germany accounted for the majority of the revenues from clients based outside of North America for all periods presented. Long-term assets, excluding goodwill and other intangible assets, located outside of the United States total $515 million and $373 million as of June 30, 2016 and 2015, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

Integrated Financial Solutions ("IFS")

The IFS segment is primarily focused on serving the North American regional and community bank market for transaction and account processing, payment solutions, channel solutions (including lending and wealth management solutions), digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. IFS also includes corporate liquidity and wealth management solutions acquired in the SunGard acquisition. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. Clients in this segment include regional and community banks, credit unions, commercial lenders, independent community and savings institutions as well as government institutions, merchants and other commercial organizations. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, product integration, information and security, and compliance in a cost effective manner.

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

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments as well as certain non-strategic businesses as indicated above. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance, such as acquisition integration and severance costs. The Corporate and Other segment also includes the purchase accounting impact on revenue for 2016 of adjusting SunGard's deferred revenue as of the acquisition date to fair value.

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

•
changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, changes in either or both the United States and international lending, capital and financial markets and currency fluctuations;

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

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We recast all previous periods to conform to the new segment presentation. Following the November 30, 2015 SunGard acquisition, SunGard was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we have further integrated the businesses in 2016, we have reclassified certain SunGard businesses that are oriented more to the retail banking and payments activities of IFS into that segment (corporate liquidity and wealth management). Certain other non-strategic businesses from both SunGard (public sector and education) and legacy FIS (commercial services and check processing) have been reclassified to the Corporate and Other segment, as have SunGard administrative expenses. Prior periods also have been reclassified to conform to the current segment presentation. A description of these segments is included in Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.
Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees. The majority of our revenue has historically been recurring, and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A significant portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of deposit accounts and card transactions, among other variable measures, associated with consumer and commercial activity. Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients. In the second half of 2015 and first half of 2016, we experienced the macroeconomic challenges related to the slowdown of the global economy. That trend impacts us predominantly in the amount our clients spend with us for professional services. We expect this trend to continue through the second half of 2016.

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other buy-side organizations. It significantly expanded our existing solutions and client base in wealth management, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacts our revenue mix, with a greater concentration of license revenues and higher margin services. Our revenues for the first half of 2016 included a $140 million reduction of revenue as a result of the purchase accounting adjustment to reduce SunGard's deferred revenue to fair value. Similar reductions will be experienced throughout 2016 as the acquired deferred revenue balance runs off. Amortization of intangible assets acquired in the SunGard acquisition increased our cost of revenues by $239 million for the first half of 2016. Amortization charges will continue to be recorded at varying rates through 2025. As we integrate SunGard into our existing operations, we anticipate significant cost savings in administration and technology expenses, with a goal of achieving annual synergy run-rate savings of $200 million by the end of 2017. Certain one-time severance and other costs have been and will be incurred related to delivering these run-rate savings.

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

A realignment of resources in our GFS segment resulted in severance costs of $45 million in the first quarter of 2015. The realignment activities were a combination of optimizing on-shore and off-shore resources as well as the removal of overlapping management resources.

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
High profile North American merchant payment card information security breaches have pushed the payment card industry towards Europay, MasterCard and VISA ("EMV") integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We have invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can guide our clients through this technology transition and grow our card-driven businesses. We believe the trend to migrate to EMV cards will continue and we continue to invest to address market demand.

The use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses, and we expect this trend to continue. In 2015 and through the first half of 2016, we observed a modest slowdown in our check volume decline and to date have been able to successfully mitigate the majority of the impacts of this decline through cost and fraud efficiency actions and new market solutions, which remain our continued focus.
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

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions, including Europe and Asia, on a constant currency basis during the first half of 2016. By comparison with FIS, a greater percentage of SunGard's revenues have been concentrated historically in international markets, which has contributed to this growth trend. Demand for our solutions will also continue to be driven in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2015, we experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening of the U.S. dollar. In 2016, we expect minimal net foreign currency impact on our operating income.

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

Comparisons of three-month and six-month periods ended June 30, 2016 and 2015

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Processing and services revenues	$2,305	$1,587	$4,486	$3,142
Cost of revenues	1,600	1,070	3,153	2,140
Gross profit	705	517	1,333	1,002
Selling, general, and administrative expenses	422	230	866	500
Operating income	283	287	467	502
Other income (expense):
Interest expense, net	(93)	(36)	(186)	(73)
Other income (expense), net	(1)	152	(2)	150
Total other income (expense), net	(94)	116	(188)	77
Earnings from continuing operations before income taxes	189	403	279	579
Provision for income taxes	66	156	97	214
Earnings from continuing operations, net of tax	123	247	182	365
Earnings (loss) from discontinued operations, net of tax	1	(2)	1	(5)
Net earnings	124	245	183	360
Net earnings attributable to noncontrolling interest	(3)	(5)	(7)	(9)
Net earnings attributable to FIS common stockholders	$121	$240	$176	$351
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.37	$0.86	$0.54	$1.26
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.37	$0.85	$0.54	$1.25
Weighted average shares outstanding — basic	325	281	325	282
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.36	$0.85	$0.53	$1.25
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — diluted attributable to FIS common stockholders	$0.37	$0.84	$0.54	$1.23
Weighted average shares outstanding — diluted	329	284	328	286
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$120	$242	$175	$356
Earnings (loss) from discontinued operations, net of tax	1	(2)	1	(5)
Net earnings attributable to FIS	$121	$240	$176	$351
Amounts in table may not sum due to rounding.

 Processing and Services Revenues

Processing and services revenues totaled $2,305 million and $1,587 million during the three-month periods and $4,486 million and $3,142 million during the six-month periods ended June 30, 2016 and 2015, respectively. Processing and services revenues for the three-month and six-month periods ended June 30, 2016 included approximately $23 million and $64 million, respectively of unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the Brazilian Real and the British Pound Sterling. Excluding the unfavorable foreign currency impact, revenue increases for the three and six months ended June 30, 2016 as compared to 2015 were primarily attributable to incremental revenues from the SunGard acquisition, including growth driven by increased adoption of our global trading, capital markets and buy-side solutions, volume growth in debit payments and card production activities associated with the roll-out of EMV and tokenization across the industry and growth in digital solutions (internet banking and mobile). Our revenues included a $59 million and $140 million reduction of revenue during the three and six months ended June 30, 2016, respectively, as a result of the purchase accounting adjustment to reduce SunGard acquired deferred revenue to fair value.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,600 million and $1,070 million during the three-month periods and $3,153 million and $2,140 million during the six-month periods ended June 30, 2016 and 2015, respectively, resulting in gross profit of $705 million and $517 million during the respective three-month periods and $1,333 million and $1,002 million during the six-month periods. Gross profit as a percentage of revenues was 30.6% and 32.6% during the three-month periods and 29.7% and 31.9% during the six-month periods ended June 30, 2016 and 2015, respectively. The change in gross profit during the 2016 period as compared to 2015 primarily resulted from the revenue variances noted above. The gross profit percentages during the three-months and six-months ended June 30, 2016 as compared to the 2015 periods were negatively impacted by higher acquired intangible asset amortization expense resulting from the SunGard acquisition. This negative impact was partially offset by the addition of higher margin revenues from SunGard as well as on-going operating leverage in key markets outside of North America.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $422 million and $230 million during the three-month periods and $866 million and $500 million during the six-month peiods ended June 30, 2016 and 2015, respectively. The year-over-year increase primarily resulted from incremental expenses from SunGard, including integration and severance.

Operating Income

Operating income totaled $283 million and $287 million during the three-month periods and $467 million and $502 million during the six-month periods ended June 30, 2016 and 2015, respectively. Operating income as a percentage of revenue (“operating margin”) was 12.3% and 18.1% during the three-month periods and 10.4% and 16.0% during the six-month periods ended June 30, 2016 and 2015, respectively. The changes in operating income for the three and six-month periods of 2016 as compared to 2015 resulted from the variances addressed above. The decrease in operating margin resulted primarily from higher acquired intangible asset amortization expense and other incremental integration and severance costs.

Total Other Income (Expense), Net

Total other income (expense), net was $(94) million and $116 million during the three-month periods and $(188) million and $77 million during the six-month periods ended June 30, 2016 and 2015, respectively. Interest expense increased $57 million during the three-month period and $113 million during the six-month period ended June 30, 2016 as compared to 2015 primarily due to higher outstanding debt associated with financing the SunGard acquisition. During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in proceeds of $238 million and a pre-tax gain of $140 million, which is included in Other income (expense), net.

Provision for Income Taxes

Income tax expense from continuing operations totaled $66 million and $156 million during the three-month periods and $97 million and $214 million during the six-month periods ended June 30, 2016 and 2015, resulting in effective tax rates from continuing operations of 35% and 39% for the three month periods and 35% and 37% for the six month periods, respectively. The effective tax rate during the three months and six months ended June 30, 2015 included a $90.1 million write-off of goodwill with no tax basis in connection with the sale of our gaming industry check warranty business.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $120 million and $242 million resulting in earnings per diluted share of $0.36 and $0.85 for the three-month periods and $175 million and $356 million resulting in earnings per diluted share of $0.53 and $1.25 for the six-month periods ended June 30, 2016 and 2015, respectively. These results reflect the variances described above as well as the increase in shares outstanding from the SunGard acquisition.

Segment Results of Operations (Unaudited)

Adjusted EBITDA for our segments is presented in conformity with Accounting Standards Codification Topic 280, Segment Reporting. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. Adjusted EBITDA, which is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 9 to the condensed consolidated financial statements (unaudited) included in Part I of this Quarterly Report.

Integrated Financial Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Processing and services revenues	$1,162	$931	$2,283	$1,859
Adjusted EBITDA	$450	$369	$876	$740

Processing and services revenues for IFS totaled $1,162 million and $931 million during the three-months and $2,283 million and $1,859 million during the six-months ended June 30, 2016 and 2015, respectively. The overall segment increases of $231 million or 24.8% for the three months and $424 million or 22.8% for the six months ended June 30, 2016 compared to the 2015 period were primarily attributable to incremental revenues from the SunGard acquisition, on-going demand for regulatory and compliance solutions, volume growth in debit payments and card production activities associated with the roll-out of EMV and tokenization across the industry and growth in digital solutions (internet banking and mobile).

Adjusted EBITDA for IFS totaled $450 million and $369 million during the three-month periods and $876 million and $740 million during the six-month periods ended June 30, 2016 and 2015, respectively. Adjusted EBITDA margin was 38.7% and 39.6% during the three-month periods and 38.4% and 39.8% during the six-month periods ended June 30, 2016 and 2015, respectively. The increase in adjusted EBITDA primarily resulted from the revenue variances noted above. The decreases in adjusted EBITDA margin during the three-month and six-month periods ended June 30, 2016 compared to the 2015 periods primarily resulted from revenue mix, higher incentives and other discrete accrual items.

Global Financial Solutions
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Processing and services revenues	$1,048	$555	$2,038	$1,067
Adjusted EBITDA	$287	$117	$538	$198

Processing and services revenues for GFS totaled $1,048 million and $555 million during the three-month periods and $2,038 million and $1,067 million during the six-month periods ended June 30, 2016 and 2015, respectively. The three-month and six-month periods ended June 30, 2016 included approximately $21 million and $61 million, respectively, of unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the Brazilian Real and the British Pound Sterling. Excluding the foreign currency impact, revenue increases were primarily attributable to incremental revenues from the SunGard acquisition, including growth driven by increased adoption of our global trading, capital markets and buy-side solutions.

Adjusted EBITDA for GFS totaled $287 million and $117 million during the three-month periods and $538 million and $198 million during the six-month periods ended June 30, 2016 and 2015, respectively. Adjusted EBITDA margin was 27.4% and 21.1% during the three-month periods and 26.4% and 18.6% during the six-month periods ended June 30, 2016 and 2015, respectively. The increase in adjusted EBITDA for GFS primarily resulted from the 2015 cost realignment activities as well as the revenue variances noted above. The increase in adjusted EBITDA margin primarily resulted from the addition of higher margin revenues from SunGard as well as on-going operating leverage in key markets outside of North America.

Corporate and Other
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Processing and services revenues	$95	$101	$165	$216
Adjusted EBITDA	$(41)	$(33)	$(81)	$(60)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including commercial services, public sector and education, and check processing.

Processing and services revenues for Corporate and Other totaled $95 million and $101 million during the three-month periods and $165 million and $216 million during the six-month periods ended June 30, 2016 and 2015, respectively. The revenue decline for the three and six months ended June 30, 2016 compared to the 2015 periods was primarily attributable to the $59 million and $140 million purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment), the impact of the divestiture of our check gaming business in the second quarter of 2015 and decline in check processing volumes, partially offset by the additions of the businesses from the SunGard acquisition.

Adjusted EBITDA for Corporate and Other totaled $(41) million and $(33) million during the three-month periods and $(81) million and $(60) million during the six-month periods ended June 30, 2016 and 2015, respectively. The year-over-year decreases in adjusted EBITDA primarily resulted from the revenue reductions noted above and incremental expenses from the SunGard acquisition.

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
As of June 30, 2016, we had cash and cash equivalents of $765 million and debt of $11.1 billion, including the current portion, net of capitalized debt issuance costs. Of the $765 million cash and cash equivalents, approximately $502 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our U.S. cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.26 per common share is payable on September 30, 2016 to shareholders of record as of the close of business on September 16, 2016.
Cash Flows from Operations

Cash flows from operations were $820 million and $443 million during the six-month periods ended June 30, 2016 and 2015, respectively. Cash flows from operations were $377 million higher in the 2016 period primarily due to increased cash flow coming from the SunGard acquisition.
Capital Expenditures and Other Investing Activities
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $293 million and $219 million in capital expenditures (excluding capital leases) during the six-month periods ended June 30, 2016 and 2015, respectively. The increased investment reflects the addition of SunGard to our operations. We expect to invest approximately 6.0% of 2016 revenue in capital expenditures.
Financing

For information regarding the Company's long-term debt and financing activity, see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited). There were no share repurchases during the six months ended June 30, 2016 compared to $300 million in the comparable 2015 period.

Contractual Obligations

There were no material changes in our contractual obligations during the first half of 2016 in comparison to the table included in our Annual Report on Form 10-K as filed on February 26, 2016, except as disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (“ASU 2015-05”), “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance was designed to help entities evaluate whether fees paid by a customer in a cloud computing arrangement include a software license to internal-use software or whether the arrangement should be accounted for as a service contract. The amendments also supersede paragraph 350-40-25-16, which provided that an entity should analogize to operating lease guidance in accounting for some software licenses (that is, even when an entity obtained a software license, it accounted for the arrangement as executory in nature or as a prepaid vs. a capital asset). As a result of the amendments, all software licenses in the scope of Subtopic 350-40 will be accounted for in the same manner, consistent with the accounting for other licenses of intangible assets. The guidance was effective January 1, 2016, and we have elected to apply it prospectively to all arrangements entered into or materially modified after the effective date. Through June 30, 2016, the new guidance has not had a material impact on our financial position or results of operations. However, we do expect the amendment superseding the analogy to lease accounting to result in higher capitalization of fees paid to vendors or commitments under vendor arrangements, and as a result, higher amortization expense versus the classification as subscription service expense under the previous guidance.

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

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of leases with a term of twelve months or less) at the commencement date: (a) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The pronouncement requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expire before the earliest comparative period presented. A full retrospective transition approach is not permitted. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently assessing the impact the adoption of ASU 2016-02 will have on our financial position and results of operations.

On March 30, 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments are intended to simplify and improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and tax deficiencies over/under compensation expense recognized will be reflected in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation expense (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Under current guidance, windfalls are classified as financing activities. These changes may result in more volatile net earnings. Similarly, effective tax rates will be subject to more variability since the new guidance reflects all tax benefit excesses and deficiencies in tax expense. Under current practice, stock compensation generally does not impact the effective tax rate since any difference between compensation expense and the ultimate tax deduction is reflected in additional paid in capital. Also under the new guidance, excess tax benefits will no longer be included in assumed proceeds from applying the treasury stock method when computing diluted earnings per share since they will no longer be recognized in additional paid in capital. Consequently, the reduction to common stock equivalents for assumed purchases from proceeds will be lower and the impact of common stock equivalents will be more dilutive. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We expect to adopt the ASU in January 2017. During 2015, 2014 and 2013, we recorded $29 million, $40 million and $40 million, respectively, to consolidated equity as excess tax benefits from our stock plans.

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

The senior notes as described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of June 30, 2016. The carrying value of the senior notes was $7,450 million as of June 30, 2016. The fair value of the senior notes was approximately $7,951 million as of June 30, 2016.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreements (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreements, after we include the impact of our interest rate swaps, by $20 million (based on principal amounts outstanding as of June 30, 2016). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2016, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2016, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of June 30, 2015, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $14 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. See Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for the listing of interest rate swap transactions we have entered into as of June 30, 2016, converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three and six months ended June 30, 2016, we generated approximately $462 million and $890 million, respectively, in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2016	2015	2016	2015
Euro	$10	$8	$20	$15
Pound Sterling	12	9	21	16
Real	7	7	14	15
Indian Rupee	3	3	6	5
Total increase (decrease)	$32	$27	$61	$51

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $23 million and $64 million and operating income included $1 million and $1 million of unfavorable foreign currency impact during the three and six months ended June 30, 2016, respectively resulting from a stronger U.S. Dollar during 2016 as compared to 2015. In 2016, we expect minimal net foreign currency impact on our operating income.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of June 30, 2016, the notional amount of these derivatives was $118 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

We also use currency forward contracts to manage our exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. As of June 30, 2016, the notional amount of these derivatives was approximately $25 million and the fair value was nominal. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

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

We completed the SunGard acquisition on November 30, 2015.  As indicated in our Annual Report on Form 10-K for the year ended December 31, 2015,  we were not able to complete a review of the internal controls of the acquired business by year end due to the limited time available following the SunGard acquisition.  As permitted by related SEC staff interpretive guidance, we excluded the acquired business from our 2015 annual assessment of the effectiveness of our internal control over financial reporting.   During 2016, we are continuing the transition of SunGard to our accounting and reporting processes and the integration of their systems and processes into our framework of internal controls over financial reporting.   These actions will result in changes in our processes and controls, and our assessment of the effectiveness of our internal controls over financial reporting including such changes will be concluded by the end of 2016.

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

Item 1A. Risk Factors

The following information supplements the disclosure set forth under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Risk Related to the Referendum on the United Kingdom’s Membership in the European Union

The referendum on the United Kingdom’s (the U.K.) membership in the European Union (the E.U.) (referred to as “Brexit”), approving the exit of the United Kingdom from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future clients, suppliers and employees, which could have an adverse effect on our business, financial results and operations. While the referendum is non-binding, the U.K. Government has announced that it intends to commence negotiations to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. and other nations. The effects of

Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. In addition, because the terms of trade between the U.K. and jurisdictions other than the E.U. may be currently governed by trade agreements between the E.U. and such other jurisdictions, the U.K. may be required to negotiate new terms of trade with such other jurisdictions.  These potential measures could disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose clients, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

The announcement of Brexit caused initial volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our results of operations, in a number of ways, including:

•
Our international sales are denominated in both the U.S. dollar and currencies other than U.S. dollars. A fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions and a potential devaluation of the local currencies of our clients relative to the U.S. dollar may impair the purchasing power of our clients and could cause clients to decrease or cancel orders or default on payment; and

•
We translate sales and other results denominated in non-U.S. foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

The announcement of Brexit may also create global economic uncertainty, which may cause our clients to closely monitor their costs and reduce their spending on our solutions and services.

Any of these effects of Brexit, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 2, 2016	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 2, 2016	By:	/s/ MICHAEL A. NUSSBAUM
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