Form 10-Q
period 2016-09-30
Fidelity National Information Services, Inc.
filed 2016-11-02
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of October 31, 2016, 328,227,867 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2016
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	2
B. Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2016 and 2015	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2016 and 2015	4
D. Condensed Consolidated Statement of Equity for the nine months ended September 30, 2016	5
E. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risks	30
Item 4. Controls and Procedures	32
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 6. Exhibits	32
EX 10.1
EX 10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$701	$682
Settlement deposits	467	371
Trade receivables, net of allowance for doubtful accounts of $34 and $16 as of September 30, 2016 and December 31, 2015, respectively	1,649	1,731
Settlement receivables	230	162
Other receivables	104	197
Prepaid expenses and other current assets	290	266
Deferred income taxes	82	100
Total current assets	3,523	3,509
Property and equipment, net	604	611
Goodwill	14,569	14,745
Intangible assets, net	5,146	5,159
Computer software, net	1,639	1,584
Deferred contract costs, net	293	253
Other noncurrent assets	360	339
Total assets	$26,134	$26,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,169	$1,196
Settlement payables	699	538
Deferred revenues	752	615
Current portion of long-term debt	317	15
Total current liabilities	2,937	2,364
Long-term debt, excluding current portion	10,470	11,429
Deferred income taxes	2,629	2,658
Deferred revenues	17	30
Other long-term liabilities	325	312
Total liabilities	16,378	16,793
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 600 shares authorized, 431 and 430 shares issued as of September 30, 2016 and December 31, 2015, respectively	4	4
Additional paid in capital	10,334	10,210
Retained earnings	3,177	3,073
Accumulated other comprehensive earnings (loss)	(240)	(279)
Treasury stock, 103 and 106 shares as of September 30, 2016 and December 31, 2015, respectively, at cost	(3,614)	(3,687)
Total FIS stockholders’ equity	9,661	9,321
Noncontrolling interest	95	86
Total equity	9,756	9,407
Total liabilities and equity	$26,134	$26,200
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Processing and services revenues	$2,309	$1,579	$6,795	$4,721
Cost of revenues	1,527	1,022	4,680	3,162
Gross profit	782	557	2,115	1,559
Selling, general, and administrative expenses	384	219	1,250	719
Operating income	398	338	865	840
Other income (expense):
Interest expense, net	(98)	(36)	(284)	(109)
Other income (expense), net	(6)	(20)	(8)	130
Total other income (expense), net	(104)	(56)	(292)	21
Earnings from continuing operations before income taxes	294	282	573	861
Provision for income taxes	103	100	200	314
Earnings from continuing operations, net of tax	191	182	373	547
Earnings (loss) from discontinued operations, net of tax	—	(2)	1	(7)
Net earnings	191	180	374	540
Net earnings attributable to noncontrolling interest	(6)	(5)	(13)	(14)
Net earnings attributable to FIS common stockholders	$185	$175	$361	$526
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.57	$0.63	$1.11	$1.89
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.57	$0.62	$1.11	$1.87
Weighted average shares outstanding — basic	326	280	325	282
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.56	$0.62	$1.09	$1.87
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — diluted attributable to FIS common stockholders	$0.56	$0.62	$1.10	$1.85
Weighted average shares outstanding — diluted	330	284	329	285
Cash dividends paid per share	$0.26	$0.26	$0.78	$0.78
Amounts attributable to FIS common stockholders:
Net earnings from continuing operations	$185	$177	$360	$533
Net earnings (loss) from discontinued operations	—	(2)	1	(7)
Net earnings attributable to FIS common stockholders	$185	$175	$361	$526

Amounts in table may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Net earnings		$191		$180		$374		$540
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$3		$(14)		$(6)		$(16)
Reclassification adjustment for (gains) losses included in net earnings	4		1		8		3
Unrealized gain (loss) on investments and derivatives, net	7		(13)		2		(13)
Foreign currency translation adjustments	(1)		(75)		50		(179)
Other comprehensive earnings (loss), before tax:	6		(88)		52		(192)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	2		(6)		(4)		(4)
Other comprehensive earnings (loss), net of tax	$4	4	$(82)	(82)	$56	56	(188)	(188)
Comprehensive (loss) earnings:		195		98		430		352
Net (earnings) loss attributable to noncontrolling interest		(6)		(5)		(13)		(14)
Other comprehensive (earnings) losses attributable to noncontrolling interest		1		19		(18)		34
Comprehensive earnings (loss) attributable to FIS common stockholders		$190		$112		$399		$372

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine months ended September 30, 2016
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2015	430	(106)	$4	$10,210	$3,073	$(279)	$(3,687)	$86	$9,407
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	3	—	13	—	—	75	—	88
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(21)	—	—	(6)	—	(27)
Excess income tax benefit from exercise of stock options	—	—	—	26	—	—	—	—	26
Stock-based compensation	—	—	—	101	—	—	—	—	101
Cash dividends paid ($0.26 per share per quarter) and other distributions	—	—	—	—	(257)	—	—	(22)	(279)
Net earnings	—	—	—	—	361	—	—	13	374
Other comprehensive loss, net of tax	—	—	—	—	—	38	—	18	56
Other	—	—	—	5	—	1	4	—	10
Balances, September 30, 2016	431	(103)	$4	$10,334	$3,177	$(240)	$(3,614)	$95	$9,756
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$374	$540
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	876	464
Amortization of debt issue costs	14	7
Gain on Sale of Assets	—	(150)
Stock-based compensation	101	59
Deferred income taxes	(125)	(41)
Excess income tax benefit from exercise of stock options	(26)	(21)
Other operating activities	—	4
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	126	(34)
Settlement activity	(4)	7
Prepaid expenses and other assets	(32)	(19)
Deferred contract costs	(94)	(85)
Deferred revenue	121	(4)
Accounts payable, accrued liabilities, and other liabilities	11	(29)
Net cash provided by operating activities	1,342	698

Cash flows from investing activities:
Additions to property and equipment	(110)	(106)
Additions to computer software	(336)	(200)
Proceeds from sale of assets	—	241
Acquisitions, net of cash acquired, and equity investments	—	(17)
Other investing activities, net	(4)	—
Net cash used in investing activities	(450)	(82)

Cash flows from financing activities:
Borrowings	5,763	4,662
Repayment of borrowings	(6,429)	(4,762)
Debt issuance costs	(20)	(3)
Excess income tax benefit from exercise of stock options	26	21
Proceeds from exercise of stock options	88	46
Treasury stock activity	(27)	(308)
Dividends paid	(255)	(220)
Distribution to Brazilian Venture partner	(20)	(24)
Other financing activities, net	(17)	(24)
Net cash used in financing activities	(891)	(612)
Effect of foreign currency exchange rate changes on cash	18	(55)
Net increase (decrease) in cash and cash equivalents	19	(51)
Cash and cash equivalents, beginning of period	682	493
Cash and cash equivalents, end of period	$701	$442

Supplemental cash flow information:
Cash paid for interest	$218	$98
Cash paid for income taxes	$236	$293
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

On August 12, 2015, FIS and certain of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger with SunGard and SunGard Capital Corp. II (collectively “SunGard”) pursuant to which, through a series of mergers, FIS acquired SunGard (collectively the "SunGard acquisition"). FIS completed the SunGard acquisition on November 30, 2015 (Note 4) and SunGard's results of operations and financial position are included in the consolidated financial statements from and after the date of acquisition.

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 10).

(2) Related Party Transactions

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco"), in which we own a 51% controlling interest, to provide comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of September 30, 2016 was $92 million. The carrying value of the noncontrolling interest as of September 30, 2016 was $90 million.

The Company recorded revenues of $75 million and $58 million during the three months and $195 million and $183 million during the nine months ended September 30, 2016 and 2015, respectively, from Banco Bradesco. Revenues included $5 million and $(22) million of favorable (unfavorable) currency impact during the three and nine months ended September 30, 2016, respectively, resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and Brazilian Real in 2016 as compared to 2015.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		September 30,	December 31,
Related Party	Balance sheet location	2016	2015
Banco Bradesco	Trade receivables	$62	$31
Banco Bradesco	Accounts payable and accrued liabilities	10	9
Banco Bradesco	Other long-term liabilities	21	24

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3) Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2016 and 2015 are computed using the treasury stock method.

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2016 and 2015 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net earnings from continuing operations attributable to FIS common stockholders	$185	$177	$360	$533
Net earnings (loss) from discontinued operations attributable to FIS common stockholders	—	(2)	1	(7)
Net earnings attributable to FIS common stockholders	$185	$175	$361	$526
Weighted average shares outstanding — basic	326	280	325	282
Plus: Common stock equivalent shares	4	4	4	3
Weighted average shares outstanding — diluted	330	284	329	285
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.57	$0.63	$1.11	$1.89
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.57	$0.62	$1.11	$1.87
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.56	$0.62	$1.09	$1.87
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — diluted attributable to FIS common stockholders	$0.56	$0.62	$1.10	$1.85

Amounts in table may not sum due to rounding.
Options to purchase approximately 1 million shares or less of our common stock for the three months and 7 million and 1 million for the nine months ended September 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

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
$5,079

We recorded a preliminary allocation of the purchase price to SunGard tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2015. The provisional amounts for intangible assets were based on independent third-party valuations performed. Land and building valuations were based on appraisals performed by certified property appraisers. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Our evaluations of the facts and circumstances available as of November 30, 2015 to assign fair values to other assets acquired and liabilities assumed are ongoing, as are our assessments of the economic characteristics of the acquired software and other intangibles. These evaluations may result in changes to the provisional amounts recorded. In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the financial statements will not be retrospectively adjusted for any measurement-period adjustments that occur in subsequent periods. Rather, we will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment is determined. During the nine months ended September 30, 2016, adjustments were recorded to increase the fair values assigned to intangible assets, deferred taxes, other liabilities and property and equipment and to reduce the value assigned to goodwill. We are also required to record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Additional depreciation and amortization of $6 million that would have been recognized in 2015 was recorded in the nine months ended September 30, 2016 related to the changes in provisional values of intangible assets.

The preliminary purchase price allocation, as adjusted for measurement period adjustments recorded through September 30, 2016, is as follows (in millions):

Cash	$631
Trade receivables, net	526
Other receivables	57
Property and equipment	145
Computer software	674
Intangible assets	4,550
Other assets	67
Goodwill	5,808
Liabilities assumed and noncontrolling interest	(7,379)
$5,079

The following table summarizes the liabilities assumed in the SunGard acquisition (in millions):

Long-term debt (subsequently retired)	$4,738
Deferred income taxes	1,767
Deferred revenue	278
Other liabilities and noncontrolling interest	596
$7,379

The gross contractual amount of trade receivables acquired was approximately $546 million. The difference between that total and the provisional amount reflected above represents our best estimate at the acquisition date of the contractual cash flows not expected to be collected. This difference was derived using SunGard's historical bad debts, sales allowances and collection trends.

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

(6) Condensed Consolidated Financial Statement Details

The following table shows the Company’s condensed consolidated financial statement details as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016			December 31, 2015
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,490	$886	$604	$1,396	$785	$611
Intangible assets	$6,913	$1,767	$5,146	$6,963	$1,804	$5,159
Computer software	$2,379	$740	$1,639	$2,300	$716	$1,584

The Company entered into capital lease obligations of $16 million and less than $1 million during the three months and $18 million and $2 million during the nine months ended September 30, 2016 and 2015, respectively. The assets are included in property and equipment and the remaining capital lease obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2016. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the nine months ended September 30, 2016 are summarized as follows (in millions):

Total
Balance, December 31, 2015	$14,745
Adjustments to SunGard provisional purchase price allocation	(185)
Foreign currency adjustments	9
Balance, September 30, 2016	$14,569

As of September 30, 2016, intangible assets, net of amortization, includes $5,004 million of customer relationships and $61 million of finite-lived trademarks, as well as $81 million of non-amortizable assets consisting mainly of indefinite-lived trademarks.  Amortization expense for the quarter related to these intangible assets was $127 million.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7) Long-Term Debt
Long-term debt as of September 30, 2016 and December 31, 2015, consisted of the following (in millions):

	September 30, 2016	December 31, 2015
2017 Term Loans (1)	$—	$1,300
2018 Term Loans (2)	900	1,500
Senior Notes due June 2017, interest payable semi-annually at 1.450%	300	300
Senior Notes due April 2018, interest payable semi-annually at 2.000%	250	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750	750
Senior Notes due October 2020, interest payable semi-annually at 3.625%	1,750	1,750
Senior Notes due August 2021, interest payable semi-annually at 2.250%	750	—
Senior Notes due March 2022, interest payable semi-annually at 5.000%	700	700
Senior Notes due October 2022, interest payable semi-annually at 4.500%	500	500
Senior Notes due April 2023, interest payable semi-annually at 3.500%	1,000	1,000
Senior Notes due June 2024, interest payable semi-annually at 3.875%	700	700
Senior Notes due October 2025, interest payable semi-annually at 5.000%	1,500	1,500
Senior Notes due August 2026, interest payable semi-annually at 3.000%	1,250	—
Senior Notes due August 2046, interest payable semi-annually at 4.500%	500	—
Revolving Loan (3)	21	1,250
Other	(84)	(56)
	10,787	11,444
Current portion	(317)	(15)
Long-term debt, excluding current portion	$10,470	$11,429
__________________________________________

(1)	Interest on the 2017 Term Loans was generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings.

(2)
Interest on the 2018 Term Loans is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. As of September 30, 2016, the weighted average interest rate on the 2018 Term Loans was 1.77%.

(3)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of September 30, 2016, the weighted average interest rate on the Revolving Loan, excluding fees, was 1.53%.

On August 10, 2016, FIS amended and extended its syndicated credit agreement (the "Credit Agreement") and paid down the balance of $600 million on the 2017 Term Loans. As of September 30, 2016, the Credit Agreement provided total committed capital of $3,000 million in the form of a revolving credit facility (the "Revolving Loan") maturing on August 10, 2021. FIS is also a party to a syndicated term loan agreement (the "Term Loan Agreement" and together with the Credit Agreement the "FIS Credit Agreements"), which as of September 30, 2016 provided term loans of $900 million maturing on November 30, 2018 (the "2018 Term Loans"). As of September 30, 2016, the outstanding principal balance of the Revolving Loan was $21 million, with $2,971 million of borrowing capacity remaining thereunder (net of $8 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreements and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreements and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and events of default.

On August 11, 2016, FIS issued $2,500 million of new senior notes, including $750 million of Senior Notes due in 2021 (the "2021 Notes") that bear interest at 2.250%, $1,250 million of Senior Notes due in 2026 (the "2026 Notes") that bear interest at 3.000% and $500 million of Senior Notes due in 2046 (the "2046 Notes") that bear interest at 4.500%. Net proceeds from the offering, after deducting discounts and underwriting fees, were $2,461 million. FIS used the proceeds to pay down the outstanding balance of its Revolving Loan and partially pay down the 2018 Term Loans.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Due to the extension of the Revolving Loan and issuance of the 2021, 2026, and 2046 Notes, FIS recorded approximately $25 million of deferred financing costs, which will be amortized into interest expense over the life of the loan and notes. Also, as a result of the pay down of the 2017 Term Loans and the partial pay down of the 2018 Term Loans, FIS incurred a pre-tax charge upon extinguishment of approximately $2 million due to the write-off of associated previously capitalized debt issue costs.

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond premiums and discounts of $36 million as of September 30, 2016 (in millions).

Total
2016	$3
2017	317
2018	1,908
2019	5
2020	1,750
Thereafter	6,921
Total principal payments	10,904
Debt issuance costs, net of accumulated amortization	(81)
Total long-term debt	$10,823

Voluntary prepayment of the term loans is generally permitted at any time without fee. There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date, which occurs at August 10, 2021.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations.

The fair value of the Company’s long-term debt is estimated to be approximately $523 million higher than the carrying value as of September 30, 2016. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to September 30, 2016, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(8) Financial Instruments

As of September 30, 2016, we have entered into the following interest rate swap transactions converting a portion of the interest rate exposure on our 2018 Term Loans and Revolving Loan from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
January 2016	January 2017	200	1 Month LIBOR (1)	0.65%	(2)
January 2016	January 2018	500	1 Month LIBOR (1)	0.92%	(2)
February 2016	February 2017	200	1 Month LIBOR (1)	0.71%	(2)
		$900
___________________________________

(1)	0.53% in effect as of September 30, 2016.

(2)	Does not include the applicable margin and facility fees paid to lenders on term loans and revolving loans as described above.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have designated these interest rate swaps as cash flow hedges and, as such, they are carried on the Condensed Consolidated Balance Sheets (Unaudited) at fair value with changes in fair value included in other comprehensive earnings, net of tax.

Due to the term loan and revolver reductions discussed in Note (7) Long-Term Debt, interest rate swaps with a notional amount totaling $850 million were terminated as of September 30, 2016. As a result, FIS recognized an approximate $2 million before tax loss due to the release of fair value changes from other comprehensive earnings.

A summary of the fair value of the Company’s interest rate derivative instruments is as follows (in millions):

	September 30, 2016		December 31, 2015
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent assets	$1
Interest rate swap contracts	Accounts payable and accrued liabilities	—	Accounts payable and accrued liabilities	—
Interest rate swap contracts	Other long-term liabilities	2	Other long-term liabilities	1

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

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three and nine months ended September 30, 2016 and 2015 are as follows (in millions):

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of gain (loss) reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2016	2015	AOCE into income	2016	2015
Interest rate derivative contracts	$3	$(1)	Interest expense	$(4)	$(1)

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of gain (loss) reclassified from AOCE into income
Derivatives in cash	Nine months ended		Location of loss	Nine months ended
flow hedging	September 30,		reclassified from	September 30,
relationships	2016	2015	AOCE into income	2016	2015
Interest rate derivative contracts	$(9)	$(4)	Interest expense	$(8)	$(3)

Less than $1 million of the balance in AOCE as of September 30, 2016, is expected to be reclassified into income over the next twelve months.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our existing cash flow hedges are highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2016, we believe that our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the forecasted transactions remain probable of occurring.

We also use currency forward contracts to manage our exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. As of September 30, 2016, the notional amount of these derivatives was approximately $14 million and the fair value was nominal. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

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

 DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

On May 28, 2013, DataTreasury Corporation (the “Plaintiff”) filed a patent infringement lawsuit against the Company and multiple banks in the U.S. District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Plaintiff seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method ("CBM") post-grant reviews of the validity of the Plaintiff's asserted patents at the U.S. Patent and Trademark Office ("USPTO").  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. On April 29, 2015, the Patent Trial and Appeal Board ("PTAB") issued final written decisions on the Company’s two CBM petitions holding that all claims of the Plaintiff’s two patents are unpatentable ("Final Written Decisions"). On August 27, 2015, the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the USPTO’s Final Written Decisions. On October 13, 2016, the Federal Circuit affirmed the USPTO's Final Written Decisions finding the Plaintiff's two patents to be unpatentable. Following this favorable decision, we believe the possibility of an adverse outcome in this matter is remote, and will hereafter discontinue discussing it in our financial statement footnotes absent some unexpected change.

Acquired Contingencies (SunGard)

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. These matters include unclaimed property examinations and tax compliance matters. The Condensed Consolidated Balance Sheet as of September 30, 2016 includes a liability of $107 million related to these matters. Of this liability, $11 million is considered provisional and is subject to further change as these contingencies are finalized. Changes in this provisional liability during the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

measurement period that result from new information about facts and circumstances that existed at the acquisition date are reflected in our purchase accounting for the SunGard acquisition, not through our income statement.

Reliance Trust Claims

Reliance Trust Company, the Company’s subsidiary, is named as a defendant in a class action arising out of its provision of services as the outside trustee for a 401(k) Plan. Plaintiffs in the action seek damages and attorneys’ fees, as well as equitable relief, for alleged breaches of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974. The action also makes claims against the Plan's sponsor and recordkeeper. Reliance Trust Company is vigorously defending the action and believes that it has meritorious defenses. While we believe that the ultimate resolution of the matter will not have a material impact on our financial condition, we are unable at this time to make an estimate of potential losses arising from the action because the matter is at an early state and involves unresolved questions of fact and law.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed nine claims against Servicos asserting potential tax liabilities of approximately $14 million. There are potentially 27 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $58 million making the total potential exposure for all 36 claims approximately $72 million. We do not believe a liability for these 36 total claims is probable or reasonably estimable and, therefore, have not recorded a liability for any of these claims.

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

(10) Segment Information

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

Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

conformity with Accounting Standards Codification 280, Segment Reporting. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the three months ended September 30, 2016 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,124	$1,068	$117	$2,309
Operating expenses	738	789	384	1,911
Depreciation and amortization from continuing operations	71	64	13	148
Purchase accounting amortization	—	—	144	144
EBITDA	457	343	(110)	690
Acquisition deferred revenue adjustment	—	—	37	37
Acquisition, integration and severance costs	—	—	39	39
Adjusted EBITDA	$457	$343	$(34)	766

EBITDA				$690
Interest expense				98
Depreciation and amortization from continuing operations				148
Purchase accounting amortization				144
Other income (expense) unallocated				(6)
Provision for income taxes				103
Net earnings from discontinued operations				—
Net earnings attributable to noncontrolling interest				6
Net earnings attributable to FIS common stockholders				$185
Capital expenditures (1)	$82	$79	$8	$169
Total assets (2)	$10,179	$9,131	$6,820	$26,130
Goodwill	$7,670	$6,443	$456	$14,569

(1)	Capital expenditures for the three months ended September 30, 2016 include $16 million of capital leases.

(2)	Total assets as of September 30, 2016 exclude $4 million related to discontinued operations.

As of and for the three months ended September 30, 2015 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$944	$539	$96	$1,579
Operating expenses	598	432	211	1,241
Depreciation and amortization from continuing operations	58	34	13	105
Purchase accounting amortization	—	—	50	50
EBITDA	404	141	(52)	493
Acquisition, integration and severance costs	—	—	36	36
Adjusted EBITDA	$404	$141	$(16)	$529

EBITDA				$493
Interest expense				36
Depreciation and amortization from continuing operations				105
Purchase accounting amortization				50
Other income (expense) unallocated				(20)
Provision for income taxes				100
Net loss from discontinued operations				(2)
Net earnings attributable to noncontrolling interest				5
Net earnings attributable to FIS common stockholders				$175
Capital expenditures	$47	$37	$3	$87
Total assets (1)	$8,701	$3,610	$1,876	$14,187
Goodwill	$6,636	$1,963	$163	$8,762

(1)	Total assets as of September 30, 2015 exclude $1 million related to discontinued operations.

For the nine months ended September 30, 2016 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$3,407	$3,106	$282	$6,795
Operating expenses	2,279	2,415	1,236	5,930
Depreciation and amortization from continuing operations	204	183	44	431
Purchase accounting amortization	1	6	438	445
EBITDA	1,333	880	(472)	1,741
Acquisition deferred revenue adjustment	—	—	177	177
Acquisition, integration and severance costs	—	—	181	181
Adjusted EBITDA	1,333	880	(114)	2,099

EBITDA				1,741
Interest expense				284
Depreciation and amortization from continuing operations				431
Purchase accounting amortization				445
Other income (expense) unallocated				(8)
Provision for income taxes				200
Net earnings from discontinued operations				1
Net earnings attributable to noncontrolling interest				13
Net earnings attributable to FIS common stockholders				$361
Capital expenditures (1)	$212	$221	$31	$464

(1)	Capital expenditures for the nine months ended September 30, 2016 include $18 million of capital leases.

For the nine months ended September 30, 2015 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$2,803	$1,606	$312	$4,721
Operating expenses	1,825	1,371	685	3,881
Depreciation and amortization from continuing operations	166	104	43	313
Purchase accounting amortization	—	—	150	150
EBITDA	1,144	339	(180)	1,303
Acquisition, integration and severance costs	—	—	59	59
Global restructure	—	—	45	45
Adjusted EBITDA	$1,144	$339	$(76)	$1,407

EBITDA				$1,303
Interest expense				109
Depreciation and amortization from continuing operations				313
Purchase accounting amortization				150
Other income (expense) unallocated				130
Provision for income taxes				314
Net loss from discontinued operations				(7)
Net earnings attributable to noncontrolling interest				14
Net earnings attributable to FIS common stockholders				$526
Capital expenditures (1)	$174	$122	$12	$308

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Capital expenditures for the nine months ended September 30, 2015 include $2 million of capital leases.

Clients in Brazil, the United Kingdom, France and Germany accounted for the majority of the revenues from clients based outside of North America for all periods presented. Long-term assets, excluding goodwill and other intangible assets, located outside of the United States total $527 million and $359 million as of September 30, 2016 and 2015, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

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

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest financial institutions around the globe with banking and payments solutions, as well as consulting and transformation services. The GFS segment has extended its reach through the SunGard acquisition, and now also delivers a broader array of capital markets and asset management and insurance solutions and services. We have two operating segments within GFS, International Banking & Payments and Institutional & Wholesale, which are differentiated by solution type and have been aggregated to form the Global Financial Solutions reportable segment. International Banking & Payments provides solutions designed to meet the needs of the retail banking customers of global and international financial institutions, while Institutional & Wholesale is focused primarily on providing non-retail solutions to the global financial institutions we serve.

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

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments as well as certain non-strategic businesses. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance, such as acquisition integration and severance costs. The Corporate and Other segment also includes the purchase accounting impact on revenue for 2016 of adjusting SunGard's deferred revenue as of the acquisition date to fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance of the Company, business and market conditions, outlook, foreign currency exchange rates, expected dividends and share repurchases, the Company’s sales pipeline and anticipated profitability and growth, as well as other statements about our expectations, hopes, intentions, or strategies regarding the future, are forward-looking statements. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology.

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include, without limitation:

•	the risk that acquired businesses will not be integrated successfully, or that the integration will be more costly or more time-consuming and complex than anticipated;

•	the risk that cost savings and other synergies anticipated to be realized from acquisitions may not be fully realized or may take longer to realize than expected;

•	the risk of doing business internationally;

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

 Overview

FIS is a global leader in financial services technology with a focus on retail and institutional banking, payments, asset and wealth management, risk and compliance, consulting and outsourcing solutions. Through the depth and breadth of our solutions portfolio, global capabilities and domain expertise, FIS serves more than 20,000 clients in over 130 countries. Headquartered in Jacksonville, Florida, FIS employs more than 55,000 people worldwide and holds global leadership positions in payment processing, financial software and banking solutions. Providing software, services and outsourcing of the technology that empowers the financial world, FIS is a Fortune 500 company and is a member of Standard & Poor’s 500® Index.

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

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We recast all previous periods to conform to the new segment presentation. Following the November 30, 2015 SunGard acquisition, SunGard was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we have further integrated the businesses in 2016, we have reclassified certain SunGard businesses that are oriented more to the retail banking and payments activities of IFS into that segment (corporate liquidity and wealth management). Certain other non-strategic businesses from both SunGard (public sector and education) and legacy FIS (commercial services and check processing) have been reclassified to the Corporate and Other segment, as have SunGard administrative expenses. Prior periods also have been reclassified to conform to the current segment presentation. A description of these segments is included in Note 10. Revenues by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.
Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees. The majority of our revenue has historically been recurring, and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A significant portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of deposit accounts and card transactions, among other variable measures, associated with consumer and commercial activity. Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients. In the second half of 2015 and through the first nine months of 2016, we experienced the macroeconomic challenges related to the slowdown of the global economy. That trend impacts us predominantly in the amount our clients spend with us for professional services. We expect this trend to continue through the end of 2016.

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other buy-side organizations. It significantly expanded our existing solutions and client base in wealth management, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacts our revenue mix, with a greater concentration of license revenues and higher margin services. Our revenues for the first nine months of 2016 included a $177 million reduction of revenue as a result of the purchase accounting adjustment to reduce SunGard's deferred revenue to fair value. Similar reductions will be experienced throughout 2016 as the acquired deferred revenue balance runs off. Amortization of intangible assets acquired in the SunGard acquisition increased our cost of revenues by $352 million for the first nine months of 2016. Amortization charges will continue to be recorded at varying rates through 2025. As we integrate SunGard into our existing operations, we anticipate significant cost savings in administration and technology expenses, with a goal of achieving annual synergy run-rate savings of $200 million by the end of 2017. Certain one-time severance and other costs have been and will be incurred related to delivering these run-rate savings.

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
High profile North American merchant payment card information security breaches have pushed the payment card industry towards Europay, MasterCard and VISA ("EMV") integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We have invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can guide our clients through this technology transition and grow our card-driven businesses. We believe the trend to migrate to EMV cards will continue through the rest of 2016.

The use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses, and we expect this trend to continue. In 2015 and through the first nine months of 2016, we observed a modest slowdown in our check volume decline and to date have been able to successfully mitigate the majority of the impacts of this decline through cost and fraud efficiency actions and new market solutions, which remain our continued focus.
We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity, which we believe as a whole is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose revenue if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions, including Europe and Asia, on a constant currency basis during the first nine months of 2016. By comparison with FIS, a greater percentage of SunGard's revenues have been concentrated historically in international markets, which has contributed to this growth trend. Demand for our solutions will also continue to be driven in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2015, we experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening of the U.S. dollar.

Globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupting operations, causing denial of service events, corrupting data, and stealing non-public information. These circumstances present both a threat and an opportunity for FIS. As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and personal consumer data. We also operate payment, cash access and prepaid card systems.

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

Comparisons of three-month and nine-month periods ended September 30, 2016 and 2015

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Processing and services revenues	$2,309	$1,579	$6,795	$4,721
Cost of revenues	1,527	1,022	4,680	3,162
Gross profit	782	557	2,115	1,559
Selling, general, and administrative expenses	384	219	1,250	719
Operating income	398	338	865	840
Other income (expense):
Interest expense, net	(98)	(36)	(284)	(109)
Other income (expense), net	(6)	(20)	(8)	130
Total other income (expense), net	(104)	(56)	(292)	21
Earnings from continuing operations before income taxes	294	282	573	861
Provision for income taxes	103	100	200	314
Earnings from continuing operations, net of tax	191	182	373	547
Earnings (loss) from discontinued operations, net of tax	—	(2)	1	(7)
Net earnings	191	180	374	540
Net earnings attributable to noncontrolling interest	(6)	(5)	(13)	(14)
Net earnings attributable to FIS common stockholders	$185	$175	$361	$526
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.57	$0.63	$1.11	$1.89
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — basic attributable to FIS common stockholders	$0.57	$0.62	$1.11	$1.87
Weighted average shares outstanding — basic	326	280	325	282
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.56	$0.62	$1.09	$1.87
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.01)	—	(0.02)
Net earnings per share — diluted attributable to FIS common stockholders	$0.56	$0.62	$1.10	$1.85
Weighted average shares outstanding — diluted	330	284	329	285
Amounts attributable to FIS common stockholders:
Net earnings from continuing operations	$185	$177	$360	$533
Net earnings (loss) from discontinued operations	—	(2)	1	(7)
Net earnings attributable to FIS	$185	$175	$361	$526
Amounts in table may not sum due to rounding.

 Processing and Services Revenues

Processing and services revenues totaled $2,309 million and $1,579 million during the three-month periods and $6,795 million and $4,721 million during the nine-month periods ended September 30, 2016 and 2015, respectively. Processing and services revenues for the three-month and nine-month periods ended September 30, 2016 included approximately $16 million and $80 million, respectively of unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the British Pound Sterling and during the nine-month period ended September 30, 2016, the Brazilian Real. Excluding the unfavorable foreign currency impact, revenue increases for the three and nine months ended September 30, 2016 as compared to 2015 were primarily attributable to incremental revenues from the SunGard acquisition, growth in debit payments and card production activities associated with the roll-out of EMV across the industry, growth in output solutions, and demand for risk and compliance solutions. Our revenues included a $37 million and $177 million reduction of revenue during the three and nine months ended September 30, 2016, respectively, as a result of the purchase accounting adjustment to reduce SunGard acquired deferred revenue to fair value. See "Segment Results of Operations (Unaudited)" under Item 2 of this Quarterly Report for more detailed explanation.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,527 million and $1,022 million during the three-month periods and $4,680 million and $3,162 million during the nine-month periods ended September 30, 2016 and 2015, respectively, resulting in gross profit of $782 million and $557 million during the respective three-month periods and $2,115 million and $1,559 million during the nine-month periods. Gross profit as a percentage of revenues was 33.9% and 35.3% during the three-month periods and 31.1% and 33.0% during the nine-month periods ended September 30, 2016 and 2015, respectively. The change in gross profit during the 2016 period as compared to 2015 primarily resulted from the revenue variances noted above. The gross profit percentages during the three-months and nine-months ended September 30, 2016 as compared to the 2015 periods were negatively impacted by higher acquired intangible asset amortization expense resulting from the SunGard acquisition. This negative impact was partially offset by the addition of higher margin revenues from SunGard as well as on-going operating leverage in key markets outside of North America.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $384 million and $219 million during the three-month periods and $1,250 million and $719 million during the nine-month peiods ended September 30, 2016 and 2015, respectively. The year-over-year increases primarily resulted from incremental expenses from SunGard, including integration and severance.

Operating Income

Operating income totaled $398 million and $338 million during the three-month periods and $865 million and $840 million during the nine-month periods ended September 30, 2016 and 2015, respectively. Operating income as a percentage of revenue (“operating margin”) was 17.2% and 21.4% during the three-month periods and 12.7% and 17.8% during the nine-month periods ended September 30, 2016 and 2015, respectively. The changes in operating income for the three and nine-month periods of 2016 as compared to 2015 resulted from the variances addressed above. The decrease in operating margin resulted primarily from higher acquired intangible asset amortization expense and other incremental integration and severance costs.

Total Other Income (Expense), Net

Total other income (expense), net was $(104) million and $(56) million during the three-month periods and $(292) million and $21 million during the nine-month periods ended September 30, 2016 and 2015, respectively. Interest expense, net increased $62 million during the three-month period and $175 million during the nine-month period ended September 30, 2016 as compared to 2015 primarily due to higher outstanding debt associated with financing the SunGard acquisition. During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in proceeds of $238 million and a pre-tax gain of $139 million, which is included in Other income (expense), net during the nine months ended September 30, 2015.

Provision for Income Taxes

Income tax expense from continuing operations totaled $103 million and $100 million during the three-month periods and $200 million and $314 million during the nine-month periods ended September 30, 2016 and 2015, resulting in effective tax rates from continuing operations of 35% and 36% for the three month periods and 35% and 36% for the nine month periods, respectively. The effective tax rate during the nine months ended September 30, 2015 included a $90.1 million write-off of goodwill with no tax basis in connection with the sale of our gaming industry check warranty business.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $185 million and $177 million resulting in earnings per diluted share of $0.56 and $0.62 for the three-month periods and $360 million and $533 million resulting in earnings per diluted share of $1.09 and $1.87 for the nine-month periods ended September 30, 2016 and

2015, respectively. These results reflect the variances described above as well as the increase in shares outstanding from the SunGard acquisition.

Segment Results of Operations (Unaudited)

Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification 280, Segment Reporting. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 10 to the condensed consolidated financial statements (unaudited) included in Part I of this Quarterly Report.

Integrated Financial Solutions
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Processing and services revenues	$1,124	$944	$3,407	$2,803
Adjusted EBITDA	$457	$404	$1,333	$1,144

Three months ended September 30:

Processing and services revenues increased $180 million, or 19.1%, due to incremental revenues from the SunGard acquisition contributing 14.2%, volume growth in debit payments and card production activities associated with the roll-out of EMV across the industry contributing 2.8%, and demand for regulatory and compliance solutions and IT and output solutions contributing 1.8%.

Adjusted EBITDA increased $53 million, or 13.1%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margin decreased 210 basis points to 40.7% primarily resulting from a change in revenue mix and higher incentive compensation.

Nine months ended September 30:

Processing and services revenues increased $604 million, or 21.5%, primarily attributable to incremental revenues from the SunGard acquisition contributing 14.2%, volume growth in debit payments and card production activities associated with the roll-out of EMV across the industry contributing 2.2%, and demand for regulatory and compliance solutions and IT and output solutions contributing 3.7%.

Adjusted EBITDA increased $189 million, or 16.5%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margins decreased 170 basis points to 39.1% primarily resulting from revenue mix and higher incentives.

Global Financial Solutions
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Processing and services revenues	$1,068	$539	$3,106	$1,606
Adjusted EBITDA	$343	$141	$880	$339

Three months ended September 30:

Processing and services revenues increased $529 million, or 98.1%, including approximately $14 million of unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the British Pound Sterling. Excluding the foreign currency impact, revenue increases were primarily attributable to incremental revenues from the SunGard acquisition contributing 92.1%, growth in payment processing in Brazil contributing 2.0%, and growth in retail banking and payment processing in Asia Pacific region contributing 1.3%.

Adjusted EBITDA increased $202 million, or 143.3%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margins increased 590 basis points to 32.1% primarily resulting from the addition of higher margin revenues from SunGard as well as recognition of expense synergies.

Nine months ended September 30:

Processing and services revenues increased $1,500 million, or 93.4%, including approximately $75 million of unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the Brazilian Real. Excluding the foreign currency impact, revenue increases were primarily attributable to incremental revenues from the SunGard acquisition contributing 95.7%, growth in payment processing in Brazil contributing 1.6%, and growth in retail banking and payment processing in Asia Pacific region contributing 1.0%.

Adjusted EBITDA increased $541 million, or 159.6%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margins increased 720 basis points to 28.3% primarily resulting from the addition of higher margin revenues from SunGard as well as recognition of expense synergies.

Corporate and Other
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Processing and services revenues	$117	$96	$282	$312
Adjusted EBITDA	$(34)	$(16)	$(114)	$(76)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including commercial services, public sector and education, and check processing.

Three months ended September 30:

Processing and services revenues increased $21 million, or 21.9%, despite a $37 million purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment). Excluding the purchase accounting impact, the revenue increase compared to the 2015 period was primarily attributable to incremental revenues from the SunGard acquisition.

Adjusted EBITDA decreased $18 million, or 112.5%, primarily resulting from the revenue variances noted above and incremental expenses from the SunGard acquisition.

Nine months ended September 30:

Processing and services revenues decreased $30 million, or 9.6%, including a $177 million purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment). Excluding the purchase accounting impact, revenue increased $147 million, or 47.2%, primarily attributable to incremental revenues from the SunGard acquisition contributing 62.3%, partially offset by the divestiture of our check gaming business in the second quarter of 2015 contributing -5.5%.

Adjusted EBITDA losses increased $38 million, or 50.0%, primarily resulting from acquisition, integration, and severance related costs.

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
As of September 30, 2016, we had cash and cash equivalents of $701 million and long-term debt of $10.8 billion, including the current portion, net of capitalized debt issuance costs. Of the $701 million cash and cash equivalents, approximately $508 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our U.S. cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.26 per common share was paid on September 30, 2016 to shareholders of record as of the close of business on September 16, 2016.
Cash Flows from Operations
Cash flows from operations were $1,342 million and $698 million during the nine-month periods ended September 30, 2016 and 2015, respectively. Our net cash provided by operating activities consist primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $644 million higher in the 2016 period primarily due to increased cash flow provided by the SunGard acquisition.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $446 million and $306 million in capital expenditures (excluding capital leases) during the nine-month periods ended September 30, 2016 and 2015, respectively. The increased investment reflects the addition of SunGard to our operations.

Financing

In August the Company completed a debt refinancing that increased liquidity, extended tenor of the debt and locked in attractive interest rates.  For more information regarding the Company’s long-term debt and financing activity, see Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited). There were no share repurchases during the nine months ended September 30, 2016 compared to $300 million in the comparable 2015 period.

Contractual Obligations

There were no material changes in our contractual obligations during the first nine months of 2016 in comparison to the table included in our Annual Report on Form 10-K as filed on February 26, 2016, except as disclosed in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (“ASU 2015-05”), “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance was designed to help entities evaluate whether fees paid by a customer in a cloud computing arrangement include a software license to internal-use software or whether the arrangement should be accounted for as a service contract. The amendments also supersede paragraph 350-40-25-16, which provided that an entity should analogize to operating lease guidance in accounting for some software licenses (that is, even when an entity obtained a software license, it accounted for the arrangement as executory in nature or as a prepaid vs. a capital asset). As a result of the amendments, all software licenses in the scope of Subtopic 350-40 will be accounted for in the same manner, consistent with the accounting for other licenses of intangible assets. The guidance was effective January 1, 2016, and we have elected to apply it prospectively to all arrangements entered into or materially modified after the effective date. Through September 30, 2016, the new guidance has not had a material impact on our financial position or results of operations. However, we do expect the amendment superseding the analogy to lease accounting to result in higher capitalization of fees paid to vendors or commitments under vendor arrangements, and as a result, higher amortization expense versus the classification as subscription service expense under the previous guidance.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other provisions include ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The effective date to the amendments was postponed to reporting periods beginning after December 15, 2017, with early adoption allowed for reporting periods beginning after December 15, 2016. Entities can transition to the standard either with retrospective application to the earlier years presented in their financial statements or with a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 and subsequent related updates will have on our financial position and results of operations as well as the transition method we expect to employ.

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of leases with a term of twelve months or less) at the commencement date: (a) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The pronouncement requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expire before the earliest comparative period presented. A full retrospective transition approach is not permitted. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently assessing the impact the adoption of ASU 2016-02 and subsequent related updates will have on our financial position and results of operations.

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), “Financial Instrument - Credit Losses (Topic 326): Measurements on Credit Losses of Financial Instruments.” These amendments primary objectives are to implement new methodology for calculating credit losses on financial instruments (e.g., trade receivables) based on expected credit losses and broadens the types of information companies must use when calculating the estimated losses. Under current guidance, the credit losses are calculated based on multiple credit impairment objectives and recognition is delayed until the loss is probable to occur. Under the new guidance, financial assets measured at amortized cost basis must now be shown as the net amount expected to be collected. The credit loss allowance is a contra-valuation account. Available-for-sale securities should continue to be recognized in a similar manner to current GAAP; however, the allowance should be presented as an allowance instead of a write-down of the basis of the asset. For public companies that are SEC filers, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period beginning after December 15, 2018. We do not plan to early adopt and expect that the new guidance will not have a material impact on our financial statement presentation, financial position, or results of operations.

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15 (“ASU 2016-15’), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments are meant to reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues, which are 1) debt prepayment for debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds for the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. We do not plan to early adopt and expect that the new guidance will not have a material impact on our financial statement presentation.

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

The senior notes as described in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of September 30, 2016. The carrying value of the senior notes was $9,950 million as of September 30, 2016. The fair value of the senior notes was approximately $10,475 million as of September 30, 2016.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreements (as defined in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreements, after we include the impact of our interest rate swaps, by less than $1 million (based on principal amounts outstanding as of September 30, 2016). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2016, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2016, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of September 30, 2015, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $16 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. See Note 8 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for the listing of interest rate swap transactions we have entered into as of September 30, 2016, converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three and nine months ended September 30, 2016, we generated approximately $480 million and $1,370 million, respectively, in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended Septmeber 30,		Nine months ended September 30,
Currency	2016	2015	2016	2015
Euro	$9	$8	$29	$23
Pound Sterling	13	9	34	24
Real	9	7	23	22
Indian Rupee	3	2	9	8
Total increase (decrease)	$34	$26	$95	$77

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $16 million and $80 million of unfavorable foreign currency impact during the three and nine months ended September 30, 2016, respectively, resulting from a stronger U.S. Dollar during 2016 as compared to 2015. Net earnings included $4 million and $8 million of unfavorable foreign currency impact during the three and nine months ended September 30, 2016, respectively.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of September 30, 2016, the notional amount of these derivatives was $121 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

We also use currency forward contracts to manage our exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. As of September 30, 2016, the notional amount of these derivatives was approximately $14 million and the fair value was nominal. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the Litigation section of the “Commitments and Contingencies” in Note 9 in the Notes to Condensed Consolidated Financial Statements (Unaudited) under Item 1F. of Part I of this report “Financial Information,” is incorporated herein by reference.

Item 1A. Risk Factors

See “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 for a detailed discussion of risk factors affecting the Company. There have been no material changes in the Risk Factors described therein.

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Severance Agreement and Release, dated as of October 28, 2016, by and among Fidelity National Information Services, Inc., and Frank R. Martire (1)					*
10.2	Agreement to Serve as Chairman of FIS' Board of Directors, dated as of October 28, 2016, by and among Fidelity National Information Services, Inc., and Frank R. Martire (1)					*
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
(1) Management contract or compensatory plan or arrangement.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 2, 2016	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 2, 2016	By:	/s/ MICHAEL A. NUSSBAUM
Michael A. Nussbaum
Corporate Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Severance Agreement and Release, dated as of October 28, 2016, by and among Fidelity National Information Services, Inc., and Frank R. Martire (1)					*
10.2	Agreement to Serve as Chairman of FIS' Board of Directors, dated as of October 28, 2016, by and among Fidelity National Information Services, Inc., and Frank R. Martire (1)					*
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