Form 10-Q/A
period 2016-09-30
Fidelity National Information Services, Inc.
filed 2016-11-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q/A
Amendment No. 1
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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Fidelity National Information Services, Inc. (the “Company”) for the quarter ending September 30, 2016 is being filed for the purpose of correcting the ninth sentence of the disclosure under the heading “Business Trends and Conditions” appearing in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in which an update to a disclosure was inadvertently omitted. As amended, the sentence reads as follows:

"As we integrate SunGard into our existing operations, we anticipate significant cost savings in administration and technology expenses, with a recently updated goal of achieving annual synergy run-rate savings of $250 million by the end of 2017."

There are no other changes to the document and the information herein speaks as of the date of the original Form 10-Q.

INDEX

Page
Part I: FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Part II: OTHER INFORMATION
Item 6. Exhibits	13
EX-31.1
EX-31.2

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

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other buy-side organizations. It significantly expanded our existing solutions and client base in wealth management, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacts our revenue mix, with a greater concentration of license revenues and higher margin services. Our revenues for the first nine months of 2016 included a $177 million reduction of revenue as a result of the purchase accounting adjustment to reduce SunGard's deferred revenue to fair value. Similar reductions will be experienced throughout 2016 as the acquired deferred revenue balance runs off. Amortization of intangible assets acquired in the SunGard acquisition increased our cost of revenues by $352 million for the first nine months of 2016. Amortization charges will continue to be recorded at varying rates through 2025. As we integrate SunGard into our existing operations, we anticipate significant cost savings in administration and technology expenses, with a recently updated goal of achieving annual synergy run-rate savings of $250 million by the end of 2017. Certain one-time severance and other costs have been and will be incurred related to delivering these run-rate savings.

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

Part II: OTHER INFORMATION

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
*

* Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2016	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2016	By:	/s/ MICHAEL A. NUSSBAUM
Michael A. Nussbaum
Corporate Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q/A
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
* Filed or furnished herewith