Form 10-K
period 2016-12-31
Fidelity National Information Services, Inc.
filed 2017-02-23
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $23,928,436,456 based on the closing sale price of $73.68 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 328,780,510 as of January 31, 2017.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2016, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2016 FORM 10-K ANNUAL REPORT

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	25
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosure About Market Risks	44
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
Item 9A.	Controls and Procedures	88
Item 9B.	Other Information	88
PART III
Item 10.	Directors and Executive Officers of the Registrant	88
Item 11.	Executive Compensation	88
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88
Item 13.	Certain Relationships and Related Transactions	88
Item 14.	Principal Accounting Fees and Services	88

PART IV
Item 15.	Exhibits and Financial Statement Schedules	88
Signatures		98
EX-10.25
EX-10.26
EX-10.44
EX-10.60
EX-10.61
EX-10.62
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

We have grown organically, as well as through acquisitions, which have contributed critical applications and services that complement or enhance our existing offerings, diversifying our revenues by customer, geography and service offering. These acquired offerings include integrated core banking and payment solutions, mobile banking solutions, item processing services, card issuer services, consulting services, risk management solutions, electronic loan amendment applications and services, electronic funds transfer ("EFT") services, merchant acquiring services, and prepaid/gift card processing for community banks, credit unions, and other financial institutions. We sell many of these solutions to domestic companies, as well as to global organizations and companies domiciled both within and outside of North America, where our solutions are able to be deployed across multiple regions. Our strategic acquisitions have enabled us to broaden our available solution sets, scale our operations, develop our global consulting expertise, expand and diversify our customer base and strengthen our competitive position.

On November 30, 2015, FIS acquired SunGard (the "SunGard acquisition"). The SunGard acquisition increased our existing portfolio of solutions to automate a wide range of complex business processes to financial services institutions and corporate and government treasury departments, adding solutions for trading, securities operations, administering investment portfolios, accounting for investment assets, and managing risk and compliance requirements.

The combination of FIS and SunGard brings together complementary technology solutions and services to enable a much broader technology platform serving our existing and future clients. The combination also enables greater economies of scale, which has contributed to improving operating income margins as we integrate operations across the business. We expect this improvement to continue as integration efforts continue.

Financial Information About Operating Segments and Geographic Areas

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We recast all previous periods to conform to the new segment presentation. Following our November 30, 2015 acquisition of SunGard, the SunGard business was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we further integrated the acquired SunGard businesses through March 31, 2016, we have reclassified certain SunGard businesses (corporate liquidity and wealth management) that are oriented more to the retail banking and payments activities of IFS into that segment. Certain other businesses from both SunGard (the public sector and education businesses, which were divested in February 2017), and legacy FIS (global commercial services and retail check processing) were reclassified to the Corporate and Other segment, as have SunGard administrative expenses. Prior periods have also been reclassified to conform to the current segment presentation. For information about our revenues and assets by geographic area see Notes 2(n) and 19 of the Notes to Consolidated Financial Statements.

Competitive Strengths
We believe our competitive strengths include the following:

•
Brand - FIS has built a global brand known for innovation and thought leadership in the financial services sector. Our Capco subsidiary extends the strong brand through consulting and technology services in this sector, and the completion of the SunGard acquisition has helped us expand our brand through the relationships SunGard built across 14,000 customers in more than 100 countries.

•
Global Distribution and Scale - Our worldwide presence, array of solution offerings, customer breadth, established infrastructure and employee depth enable us to leverage our client relationships and global scale to drive revenue growth and operating efficiency.   We are a global leader in the markets we serve, supported by a large, knowledgeable talent pool of employees around the world.

•
Extensive Domain Expertise and Extended Portfolio Depth - FIS has a significant number and wide range of high-quality software applications and service offerings that have been developed over many years with substantial input from our customers. With a business model founded on software and addressing industry verticals that are largely complementary to ours, the SunGard acquisition has allowed us to extend our breadth of applications and service offerings to financial institutions and other customers. Our broad portfolio of solutions includes a wide range of flexible service arrangements for the deployment and support of our software, from managed processing arrangements, either at the customer's site or at an FIS location, to traditional license and maintenance fee approaches. This broad solution set allows us to bundle tailored or integrated services to compete effectively. In addition, FIS is able to use the modular nature of our software applications and our ability to integrate many of our services with the services of others to provide customized solutions that respond to individualized customer needs. We understand the needs of our customers and have developed and acquired innovative solutions that can give them a competitive advantage and reduce their operating costs.

•
Excellent Relationship with Customers - A significant percentage of FIS’ business with our customers relates to applications and services provided under multi-year, recurring contracts. The nature of these relationships allows us to develop close partnerships with these customers, resulting in high client retention rates. As the breadth of FIS’ service offerings has expanded, we have found that our access to key customer personnel is increasing, presenting greater opportunities for cross-selling and providing integrated, total solutions to our customers.

Strategy

Our mission is to deliver superior solutions and services to our clients, which will result in sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal has been and continues to be built on the following pillars:

•
Build, Buy, or Partner to Add Solutions to Cross-Sell  - We continue to invest in growth through internal product development, as well as through acquisitions and equity investments that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross-sell. The SunGard acquisition added a significant incremental solution set to our portfolio of offerings. We also partner from time to time with other entities to provide comprehensive offerings to our prospects and customers. By investing in solution innovation and integration, we continue to expand our value proposition to our prospects and clients.

•
Support Our Clients Through Innovation - Changing market dynamics, particularly in the areas of information security, regulation and innovation, are transforming the way our clients operate, which is driving incremental demand for our leveraged solutions, consulting expertise, and services around our intellectual property. As prospects and customers evaluate technology, business process changes and vendor risks, our depth of services capabilities enables us to become involved earlier in their planning and design process and assist them as they manage through these changes.

•
Continually Improve to Drive Margin Expansion  - We strive to optimize our performance through investments in infrastructure enhancements, our workforce and other measures that are designed to create organic revenue and margin expansion. With the SunGard acquisition and the resulting extended economies of scale, we are pursuing further margin expansion as we integrate our operations globally.

•
Expand Client Relationships - The overall market we serve continues to gravitate beyond single-product purchases to multi-solution partnerships. As the market dynamics shift, we expect our clients and prospects to rely more on our multidimensional service offerings. Our leveraged solutions and processing expertise can produce meaningful value and cost savings for our clients through more efficient operating processes, improved service quality and convenience for our clients' customers.  The complementary solution set acquired from SunGard helps to expand these relationships.

•
Build Global Diversification - We continue to deploy resources in global markets where we expect to achieve meaningful scale. The SunGard acquisition added significant customers, resources and solutions globally.

Revenues by Segment

The table below summarizes our revenues by reporting segment (in millions):

	2016	2015	2014
IFS	$4,566	$3,846	$3,679
GFS	4,250	2,360	2,198
Corporate & Other	425	390	536
Total Consolidated Revenues	$9,241	$6,596	$6,413

Integrated Financial Solutions ("IFS")

The IFS segment is focused primarily on serving the North American regional and community bank and savings institutions market for transaction and account processing, payment solutions, channel solutions, lending and wealth management solutions, digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. IFS also includes corporate liquidity and wealth management solutions acquired in the SunGard acquisition. Clients in this segment include regional and community banks, credit unions and commercial lenders, as well as government institutions, merchants and other commercial organizations. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, product integration, information and security, and compliance in a cost effective manner.

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

•
Fraud, Risk Management and Compliance Solutions.  Our decision solutions offer a spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing existing customer accounts and fraud. Our applications include know-your-customer, new account decisioning and opening, account and transaction management, fraud management and collections. Our risk management services use our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account. Our systems use a combination of advanced authentication procedures, predictive analytics, artificial intelligence modeling and proprietary and shared databases to assess and detect fraud risk for deposit transactions for financial institutions. We also provide outsourced risk management and compliance solutions that are configurable to a client's regulatory and risk management requirements.

•
Electronic Funds Transfer and Network Services.  Our electronic funds transfer and debit card processing businesses offer settlement and card management solutions for financial institution card issuers. We provide traditional ATM-based debit network access through NYCE and emerging real-time payment alternatives. NYCE connects millions of cards and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money. Also through NYCE, clients such as financial institutions, retailers and independent ATM operators can capitalize on the efficiency, consumer convenience and security of electronic real-time payments, real-time account-to-account transfers, and strategic alliances such as surcharge-free ATM network arrangements.

•
Card and Retail Solutions.  Approximately 5,900 financial institutions use a combination of our technology and/or services to issue VISA®, MasterCard® or American Express® branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. We offer Europay, MasterCard and VISA ("EMV") integrated circuit cards, often referred to as smart cards or chip cards, as well as a variety of stored-value card types and loyalty/reward programs. Our integrated services range from card production and activation to processing to an extensive range of fraud management services and value-added loyalty programs designed to increase card usage and fee-based revenues for financial institutions and merchants. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing clients. We are also a leading provider of prepaid card services, which include gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs. Our closed loop gift card solutions and loyalty programs provide merchants compelling solutions to drive consumer loyalty. In addition, our merchant processing service provides a merchant or financial institution a comprehensive solution to manage its merchant card activities, including point-of-sale equipment, transaction authorization, draft capture, settlement, charge-back processing and reporting.

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

•
Item Processing and Output Services.  Our item processing services furnish financial institutions with the technology needed to capture data from checks, transaction tickets and other items; image and sort items; process exceptions through keying; and perform balancing, archiving and the production of statements. Our item processing services are performed at one of our multiple item processing centers located throughout the U.S. or on-site at client locations. Our extensive solutions include distributed (i.e., non-centralized) data capture, mobile deposit capture, check and remittance processing, fraud detection, and document and report management. Clients encompass banks and corporations of all sizes, from de novo banks to the largest financial institutions and corporations. We offer a number of output services that are ancillary to the primary solutions we provide, including print and mail capabilities, document composition software and solutions, and card personalization fulfillment services. Our print and mail services offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs. We provide our card personalization fulfillment services for branded credit cards and branded and non-branded debit and prepaid cards.

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

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets and asset management and insurance solutions, as well as banking and payments solutions and consulting and transformation services.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries around the world. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house”, using consulting and third party service providers as well as fully outsourced end-to-end solutions. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. GFS clients now also include asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms due to the addition of SunGard. This segment also includes the Company's consolidated Brazilian Venture (see Note 17 of the Notes to Consolidated Financial Statements). Our solutions in this segment include:

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

•
Asset Management and Insurance. We offer solutions that help institutional investors, insurance companies, hedge funds, private equity firms, fund administrators and securities transfer agents improve both investment decision-making and operational efficiency, while managing risk and increasing transparency. Our Asset Management solutions support every stage of the investment process, from research and portfolio management, to valuation, risk management, compliance, investment accounting, transfer agency and client reporting. Our Insurance solutions help support front office and back office functions including actuarial risk calculations, policy administration and financial and investment accounting and reporting for a variety of insurance lines, including life and health, annuities and pensions, property and casualty, reinsurance, and asset management.

•
Retail Banking and Payments Services. Our GFS operations leverage existing applications and provide services for the specific business needs of our customers in targeted global markets. Services are delivered from our operation centers around the world. Our banking solution services include fully outsourced core bank processing arrangements, application management, software licensing and maintenance and facilities management. Our payment solution services include fully outsourced card-issuer services and customer support, payment processing (including real-time payments) and switching services, prepaid and debit card processing, software licensing and maintenance, outsourced ATM management and retail point-of-sale check warranty services.

•
Strategic Consulting Services. We provide complex consulting, technology and large-scale IT transformation services to financial institutions. Our consultants work with financial institutions to design and implement improvements in their information technology architecture, providing design, digital strategy consulting, program and change management and delivery services. Global financial institutions in particular can benefit from the combination of our expertise and our broad solution set as they transform in the evolving marketplace to restore customer confidence, reduce their cost structure and provide innovative solutions to their customers.

Corporate and Other Segment

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance, such as acquisition integration and severance costs. The business solutions in this segment include:

•
Public Sector and Education. Our solutions provide domain-specific, mission critical enterprise resource planning and administrative software to domestic state and local governments and K-12 educational institutions. Our public sector offerings are designed to meet the specialized needs of local and state governments, public safety and justice agencies, and K-12 educational institutions. These offerings include software and technology services supporting a range of specialized enterprise resource planning and administrative processes for functions such as accounting, human resources, emergency dispatch operations, the operation of courts and jails, and K-12 student information systems. We completed the sale of our Public Sector and Education business to portfolio companies of Vista Equity Partners on February 1, 2017. (see Note 15 of the Notes to the Consolidated Financial Statements).

•
Global Commercial Services.  Our global commercial services include solutions, both onshore and offshore, designed to meet the technology challenges facing clients, large or small, including financial institutions and non-financial institutions. These solutions range in scope from operations support for a single application to full management of information technology infrastructures. We also provide outsourcing teams to manage costs, improve operational efficiency and transform our clients' back office and customer service processes.

•
Retail Check Processing. Our check authorization business provides check risk management and related services to businesses accepting or cashing checks. Our services assess the likelihood (and often provide a guarantee) that a check will clear. Our check authorization system uses artificial intelligence modeling and other state-of-the-art technology to deliver accuracy, convenience and simplicity to retailers.

Sales and Marketing

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

Competition

The markets for our solutions and services are intensely competitive. Depending on the business line, in both our IFS and GFS segments, our primary competitors include internal technology departments within financial institutions and retailers, data processing or software development departments of large companies or large computer manufacturers and companies that deliver software and integrated services to the financial services industry, third-party payment processors, securities exchanges, asset managers, card associations, clearing networks or associations, trust companies, independent computer services firms, companies that develop and deploy software applications, companies owned by global banks selling new competitive solutions, companies that provide customized development, implementation and support services, strategic consulting and technology consulting firms, disruptive technology innovators, and business process outsourcing companies. Many of these companies compete with us across multiple solutions, markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services across our segments include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, the ability of the provider to maintain, enhance and support the applications or services, price and overall relationship management. We believe we compete favorably in each of these categories. In addition, we believe our financial services industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual clients, enhances our competitiveness against companies with more limited offerings.

Research and Development

Our research and development activities have related primarily to the design and development of processing systems and related software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities of our outsourcing infrastructure. In addition, we intend to offer services compatible with new and emerging delivery channels.

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity-type functions within a technology platform environment. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In each of the years ended December 31, 2015, and 2014, approximately 2% to 3% of revenues were invested in research and development efforts. During the year ended December 31, 2016 approximately 4% to 5% of revenues were invested in research and development efforts.

Government Regulation

Our services are subject to a broad range of complex federal, state, and foreign regulation and requirements, as well as requirements under the rules of self-regulatory organizations, including federal truth-in-lending and truth-in-savings rules, Regulation AA (Unfair or Deceptive Acts or Practices), privacy laws, usury laws, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Securities Exchange Act of 1934 (the "1934 Act"), the Investment Advisors Act of 1940 (the "1940 Act"), the U.S. Foreign Corrupt Practices Act, and the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (“SEC”) and the Financial Conduct Authority in the U.K. (“FCA”). The compliance of our services and applications with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. In some cases, we are directly subject to regulatory oversight and examination. In other cases, our clients are contractually responsible for determining what is required of them under applicable laws and regulations so that we can assist them in their compliance efforts. In either case, the failure of our services to comply with applicable laws and regulations may result in restrictions on our ability to provide them and/or the imposition of civil fines and/or criminal penalties. The principal areas of regulation impacting our business are:

•
Oversight by Banking Regulators. As a provider of electronic data processing and back-office services to financial institutions, FIS is subject to regulatory oversight and examination by the Federal Banking Agencies ("FBA"), including the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System ("FRB"), the National Credit Union Administration ("NCUA") and the Consumer Financial Protection Bureau ("CFPB") as part of the Multi-Regional Data Processing Servicer Program ("MDPS"). The MDPS program includes technology suppliers that provide mission critical applications for a large number of financial institutions that are regulated by multiple regulatory agencies. Periodic information technology examination assessments are performed using FBA Interagency guidelines to identify potential risks that could adversely affect serviced financial institutions, determine compliance with applicable laws and regulations that affect the services provided to financial institutions and ensure the services we provide to financial institutions do not create systemic risk to the banking system or impact the safe and sound operation of the financial institutions we process. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators. We are also subject to review and examination by state and international regulatory authorities under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing, payments and back-office services for financial institutions and the use of consumer information.

Our U.S.-based wealth management business holds charters in the states of Georgia and Delaware, which makes us subject to the regulatory compliance requirements of the Georgia Department of Banking and Finance and the State of Delaware Office of the State Bank Commissioner. As a result, we are also authorized to provide trust services in various additional states subject to additional applicable state regulations.

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

•
Money Transfer.  Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. These businesses may also be subject to certain state, local and licensing requirements. In applicable states, we have obtained money transmitter licenses. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission and the sale of stored value cards to register as a money transmitter with that jurisdiction's banking department. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement anti-money laundering programs. We have implemented policies, procedures and internal controls that are designed to comply with all applicable anti-money laundering laws and regulations. FIS has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on external threats to the U.S. foreign policy, national security, or economy; by other governments; or by global or regional multilateral organizations, such as the United Nations Security Council and the European Union.

•
Consumer Reporting and Protection.  Our retail check authorization services (Certegy Check Services) and account opening services, including credit scoring analysis (ChexSystems), maintain databases of consumer information and, as a consequence, are subject to the Federal Fair Credit Reporting Act and similar state laws. Among other things, the Federal Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their files, to dispute their accuracy, and to require verification or removal of disputed information. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we strive to, and have made considerable investment to, maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling disputes. We also are focused on ensuring our operating environments safeguard and protect consumer's personal information in compliance with these laws.

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

For more information on Information Security, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of December 31, 2016, we had more than 55,000 employees, including approximately 37,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 13,000 of our employees, primarily in Brazil, Germany, Tunisia, France, Italy and Chile, are represented by labor unions or works councils. We consider our relations with our employees to be good.

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

The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current solutions and develop and introduce new solutions and services that address the increasingly sophisticated needs of our clients and their customers. In addition, as more of our revenue and market demand shifts to SaaS, cloud, BPaaS and new disruptive technologies, the need to keep pace with rapid technology changes becomes more acute. These initiatives carry the risks associated with any new solution development effort, including cost overruns, delays in delivery, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new solutions that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these solutions, or that our new solutions and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Any of these developments could have an adverse impact on our future revenues and/or business prospects.

We operate in a competitive business environment and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

The market for our services is intensely competitive. Our competitors vary in size and in the scope and breadth of the solutions and services they offer. Some of our competitors have substantial resources. We face direct competition from third parties, and since many of our larger potential clients have historically developed their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we also often compete against our potential clients’ in-house capacities. In addition, the markets in which we compete have recently attracted increasing competition from smaller start-ups with disruptive technologies, which are receiving increasing investments, global banks (and businesses controlled by a combination of global banks) and global internet companies that are introducing competitive products and services into the marketplace, particularly in the payments area. Emerging technologies and increased competition may also have the effect of unbundling bank solutions and result in picking off solutions we are currently providing from our legacy systems. International competitors are also now targeting and entering the U.S. market with greater force. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition, and results of operations. See "Item I. Business. Competition."

Global economic, political and other conditions, including business cycles and consumer confidence, may adversely affect our clients or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability.

A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States, or increases in interest rates in key countries in which we operate may adversely affect consumer spending, including related consumer debt, further reduce check writing and change credit and debit card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions that we service.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results, particularly with respect to our capital markets businesses, may suffer for a number of reasons. Customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their information technology spending. In addition, customers may curtail or discontinue trading operations, delay or cancel information technology projects, or seek to lower their costs by renegotiating vendor contracts. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. Any more protective trade policies or actions taken by the U.S. may also result in other countries reducing or making more expensive services permitted to be provided by U.S. based companies. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results.

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

Our results may fluctuate from period to period because of the lengthy and unpredictable sales cycle for our software, changes in our mix of licenses and services, activity by competitors, and customer budgeting, operational requirements or renewal cycles.

Particularly with respect to GFS, our operating results may fluctuate from period to period and be difficult to predict in a particular period due to the timing and magnitude of software license sales and other factors. We offer a number of our software solutions on a license basis, which means that the customer has the right to run the software on its own computers. The customer usually makes a significant up-front payment to license software, which we generally recognize as revenue when the license contract is signed and the software is delivered. The size of the up-front payment often depends on a number of factors that are different for each customer, such as the number of customer locations, users or accounts. The sales cycle for a software license may be lengthy and take unexpected turns. Further, our customers’ business models are shifting away from paying upfront license fees to paying periodic rental fees for services. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Since there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter and year to year due to the timing and magnitude of software sales. Our results may also vary as a result of pricing pressures, increased cost of equipment, the evolving and unpredictable markets in which our solutions and services are sold, changes in accounting principles, and competitors’ new solutions or services.

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

We may face pricing pressure in obtaining and retaining our clients. Larger clients may be able to seek price reductions from us when they renew a contract, when a contract is extended, or when the client's business has significant volume changes. They may also reduce services if they decide to move services in-house. Further, our smaller and mid-size clients may also exert pricing pressure, particularly on renewal, due to pricing competition or other economic needs or pressures being experienced by the client. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could result in an adverse effect on our business, operating results and financial condition.

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

Our business and operating results could be adversely affected if we experience business interruptions, errors or failure in connection with our or third-party information technology and communication systems and other software and hardware used in connection with our business, if we experience defects or design errors in the software solutions we offer, or more generally, if the third-party vendors we rely upon are unwilling or unable to provide the services we need to effectively operate our business.

Many of our services, including our transformation services, are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our clients or our clients may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in: (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of clients; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through controls, including system redundancies, security controls, application development and testing controls, and disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will always be successful in preventing disruption or limiting our liability.

Further, most of the solutions we offer are very complex software systems that are regularly updated. No matter how careful the design and development, complex software often contains errors and defects when first introduced and when major new updates or enhancements are released. If errors or defects are discovered in current or future solutions, we may not be able to correct them in a timely manner, if at all. In our development of updates and enhancements to our software solutions, we may make a major design error that makes the solution operate incorrectly or less efficiently. The failure of software to properly perform could result in the Company and its clients being subjected to losses or liability, including censures, fines, or other sanctions by the applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, such errors could cause the Company to lose revenues, lose clients or damage its reputation.

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

The Dodd-Frank Act may result in business changes for our clients that have or could have an adverse effect on our financial condition, revenues, results of operations, or prospects for future growth and overall business.

Our clients are required to comply with numerous regulations. The Dodd-Frank Act and associated Durbin Amendment were passed and signed into law in 2010. The Dodd-Frank Act represents a comprehensive overhaul of the regulations governing the financial services industry within the United States. The Dodd-Frank Act established the CFPB and requires this and other federal agencies to implement many new regulations, which have the potential to increase the amount and types of regulation on areas of our business that were not previously regulated.

Several regulations and rules have or will be written and implemented as directed by the Dodd-Frank Act. These rules and regulations have or will require our clients or potential clients to comply with requirements and could require us to directly comply with regulations. These requirements have or could result in the need for FIS to make capital investments to modify our solutions and services to facilitate our clients' and potential clients' compliance, as well as to deploy additional processes or reporting to comply with regulations. Further, requirements of the regulations have or could result in changes in our clients' business practices and those of other marketplace participants that may alter the delivery of services to consumers, which have or could impact the demand for our software and services as well as alter the type or volume of transactions that we process on behalf of our clients. As a result, these requirements have or could have an adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.

Many of our clients are subject to a regulatory environment and to industry standards that may change in a manner that reduces the types or volume of solutions or services we provide, or may reduce the type or number of transactions in which our clients engage, and therefore, reduces our revenues.

Our clients are subject to a number of government regulations and industry standards with which our services must comply. Our clients must ensure that our services and related solutions work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our clients' businesses that could lead to increased operating costs and could reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our clients and, therefore, could have a material adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business. Elimination of regulatory requirements could also adversely affect the sales of our solutions designed to help clients comply with complex regulatory environments.

Regulations enacted by the CFPB or state regulatory authorities, such as the New York State Department of Financial Services, may require FIS to adopt new business practices which may require capital investment and/or incremental expenses which could impact our future operating results.

The CFPB regulates financial and non-financial institutions and providers to those institutions. The CFPB continues to establish rules for regulating non-financial institution providers to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices. The New York Department of Financial Services has proposed new rules that would require covered financial institutions to establish and maintain cyber security programs. The impact of these rules and proposed rules may require FIS to be subject to additional regulation and adopt additional business practices that could require additional capital expenditures or impact our operating results.

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

One of our subsidiaries is an SEC registered broker-dealer in the U.S. and others are authorized by the FCA to conduct certain regulated business in the U.K. Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, the FINRA, and the FCA can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Such sanctions may arise out of currently-conducted activities or those conducted in prior periods. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance, and enforcement of an effective brokerage compliance program. Failure to establish, maintain, and enforce the required brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

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

The international operations of FIS represented approximately 24% of our total 2016 revenues, and are largely conducted in currencies other than the U.S. Dollar, including the Brazilian Real, British Pound, Euro and Indian Rupee. Our business and financial results could be adversely affected due to a variety of factors, including:

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

•	trade sanctions imposed by the United States or other governments with jurisdictional authority over our business operations;

•	the effects of applicable and potentially adverse foreign tax law changes;

•	significant adverse changes in foreign currency exchange rates;

•	longer accounts receivable cycles;

•	managing a geographically dispersed workforce; and

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and the Office of Foreign Assets
Control regulations, particularly in emerging markets.

In foreign countries, particularly in those with developing economies, certain business practices may exist that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws. Although our policies and procedures require compliance with these laws and are designed to facilitate compliance with these laws, our employees, contractors and agents may take actions in violation of applicable laws or our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

As we expand our international operations, more of our clients may pay us in foreign currencies. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that can negatively impact our results, period to period, including relative to analyst estimates or guidance. Our primary exposure to movements in foreign currency exchange rates relates to foreign currencies in Brazil, Europe, including the United Kingdom, Australia and parts of Asia. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), and our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on the business, financial position and results of operations of the Company.

The Referendum on the United Kingdom’s Membership in the European Union could cause disruption to and create uncertainty surrounding our business.

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

Actions to implement Brexit may also create global economic uncertainty, which may cause our clients to closely monitor their costs and reduce their spending on our solutions and services.

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

Our senior management team has significant experience in the financial services industry and the loss of this leadership could have an adverse effect on our business, operating results and financial condition. Further, the loss of this leadership may have an adverse impact on senior management's ability to provide effective oversight and strategic direction for all key functions within the Company, which could impact our future business, operating results and financial condition.

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

Risks Related to Business Combinations and Ventures

We continue to incur substantial expenses related to the SunGard acquisition, which was completed on November 30, 2015, and the integration of SunGard.

We continue to incur substantial expenses in connection with the integration of SunGard. We continue to integrate a large number of processes, policies, procedures, operations, technologies and systems, including information technology, data centers, purchasing, accounting and finance, sales, billing, information security, risk, legal, marketing and human resources, including payroll and employee benefits. While we have attempted to estimate the after-tax integration and restructuring costs and other costs incurred to execute the transaction following completion of the SunGard acquisition, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

There could be significant liability for us if all or part of the AS Split-Off were determined to be taxable for U.S. federal or state income tax purposes.

On March 31, 2014, SunGard completed the split-off of its Availability Services ("AS") business to its existing stockholders, including its private equity owners, on a tax-free and pro-rata basis (the “AS Split-Off”). At the time SunGard received opinions from outside tax counsel to the effect that the AS Split-Off should qualify for tax-free treatment as transactions described in Section 355 and related provisions of the Internal Revenue Code, as amended (the “Code”). In addition, actions taken following the AS Split-Off, including the SunGard acquisition and certain 50 percent or greater changes by vote or value of the stock ownership of the new entity conducting the AS business, may cause the AS Split-Off to be taxable to FIS. In connection with the SunGard acquisition, we and SunGard received opinions of outside tax counsel to the effect that the SunGard acquisition should not cause the AS Split-off to fail to so qualify.

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

Pursuant to the Tax Sharing and Disaffiliation Agreement (“Tax Sharing Agreement”) that SunGard entered into with Sungard Availability Services Capital, Inc. (“SpinCo”), SpinCo is required to indemnify SunGard for certain taxes relating to the AS Split-Off that result from (i) any breach of the representations or the covenants made by SpinCo regarding the preservation of the intended tax-free treatment of the AS Split-Off, (ii) any action or omission that is inconsistent with the representations, statements, warranties and covenants provided to tax counsel in connection with their delivery of tax opinions to SunGard with respect to the AS Split-Off, and (iii) any other action or omission that was likely to give rise to such taxes when taken, in each case, by SpinCo or any of its subsidiaries. Conversely, if any such taxes are the result of such a breach or certain other actions or omissions by SunGard, SunGard would be wholly responsible for such taxes. In addition, if any part of the AS Split-Off fails to qualify for the intended tax-free treatment for reasons other than those for which SunGard or SpinCo would be wholly responsible pursuant to the provisions described above, SpinCo will be obligated to indemnify SunGard for 23% of the liability for taxes imposed in respect of the AS Split-Off and SunGard would bear the remainder of such taxes. If SpinCo is required to indemnify SunGard for any of the foregoing reasons, SpinCo’s indemnification liabilities could potentially exceed its net asset value and SpinCo may be unable to fully reimburse or indemnify SunGard for its significant tax liabilities arising from the AS Split-Off as provided by the Tax Sharing Agreement.

We have a substantial investment in our Brazilian Venture and obtain significant revenue through that venture that would be lost and result in significant termination costs if our venture partner were to terminate the agreement.

Brazilian Venture revenue attributable to our Brazilian Venture partner, Banco Bradesco, was $245 million in 2016. The contract that we have with our Brazilian Venture partner allows for the termination or partial termination of the contract at any point during the 10-year term, which ends September 30, 2020. This risk of contract termination is reduced by guaranteed performance targets and minimum payments that would be triggered upon the event of an early termination. These payments have been established based on FIS' expected rate of return for the contract over a 10-year period. The required payments and buyouts decline each year and are further reduced by returns in excess of the expected returns for the contract and reduce the overall barrier to exiting the venture. If our partner were to exit the agreement, this could have a significant impact on our future revenue and growth. For further detail on our Brazilian Venture see Note 17 to the Consolidated Financial Statements.

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

As of December 31, 2016, goodwill aggregated to $14.2 billion, or 54.5% of total assets, and other indefinite-lived intangible assets aggregated to $80 million, or 0.3% of total assets. Current accounting rules require goodwill and other indefinite-lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our 2016 annual assessment of the recoverability of goodwill indicated that the fair values of the Company’s reporting units were in excess of the carrying values of those reporting units, and thus no goodwill impairment existed as of December 31, 2016. Likewise, the fair value of indefinite-lived intangible assets was also in excess of the carrying value of those assets as of December 31, 2016. However, if worldwide or United States economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, the carrying amount of our goodwill and other indefinite-lived intangible assets may no longer be recoverable and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition.

As of December 31, 2016, intangible assets with finite useful lives aggregated to $4,584 million, or 17.6% of total assets. Current accounting rules require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstance include significant under-performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

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

As of December 31, 2016, we had total debt of approximately $10.5 billion. This level of debt or any increase in our debt level could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to repay at maturity or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance of the Company, business and market conditions, outlook, foreign currency exchange rates, expected dividends and share repurchases, the Company’s sales pipeline and anticipated profitability and growth, as well as other statements about our expectations, hopes, intentions, or strategies regarding the future are forward-looking statements. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include without limitation:

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

•	changes in the growth rates of the markets for our solutions;

•	failure to adapt our solutions to changes in technology or in the marketplace;

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

•
competitive pressures on pricing related to the decreasing number of community banks in the U.S., the development of new disruptive technologies competing with one or more of our solutions, increasing presence of international competitors in the U.S. market and the entry into the market by global banks and global companies with respect to certain competitive solutions, each of which may have the impact of unbundling our solutions with our customers;

•	the failure to innovate in order to keep up with new emerging technologies could impact our solutions, including the ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our major operations centers; and

•	other risks detailed elsewhere in this Risk Factors section and in our other filings with the Securities and Exchange Commission.

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

FIS’ corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 210 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs.

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

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

On May 28, 2013, DataTreasury Corporation (the “Plaintiff”) filed a patent infringement lawsuit against the Company and multiple banks in the U.S. District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Plaintiff seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method ("CBM") post-grant reviews of the validity of the Plaintiff's asserted patents at the U.S. Patent and Trademark Office ("USPTO").  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. On April 29, 2015, the Patent Trial and Appeal Board ("PTAB") issued final written decisions on the Company’s two CBM petitions holding that all claims of the Plaintiff’s two patents are unpatentable ("Final Written Decisions"). On August 27, 2015, the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the USPTO’s Final Written Decisions. On October 13, 2016, the Federal Circuit affirmed the USPTO's Final Written Decisions finding the Plaintiff's two patents to be unpatentable. On January 11, 2017, the Plaintiff filed a petition for certiorari to the Supreme Court of the United States seeking to appeal certain findings of the Federal Circuit.

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

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS”. The table set forth below provides the high and low closing sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2016 and 2015.

	High	Low	Dividend
2016
First Quarter	$63.31	$56.04	$0.26
Second Quarter	$75.45	$63.44	$0.26
Third Quarter	$80.84	$74.25	$0.26
Fourth Quarter	$79.00	$73.92	$0.26
2015
First Quarter	$68.68	$61.25	$0.26
Second Quarter	$68.51	$61.78	$0.26
Third Quarter	$71.86	$61.58	$0.26
Fourth Quarter	$73.50	$58.52	$0.26

As of January 31, 2017, there were approximately 11,209 shareholders of record of our common stock.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. A regular quarterly dividend of $0.29 per common share is payable on March 31, 2017, to shareholders of record as of the close of business on March 17, 2017.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most recent of which was on January 29, 2014. The current plan authorized repurchases of up to $2,000 million through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,224 million of plan capacity remained available for repurchases as of December 31, 2016.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2016	—	$—	$—
December 31, 2015	5	$66.10	$300
December 31, 2014	9	$54.89	$476

There were no share repurchases in 2016.

Stock Performance Graph

The graph below matches Fidelity National Information Services, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Supercap Data Processing & Outsourced Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

	12/11	12/12	12/13	12/14	12/15	12/16

Fidelity National Information Services, Inc.	100.00	134.12	210.97	248.68	246.21	311.81
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Supercap Data Processing & Outsourced Services	100.00	126.06	194.91	218.05	247.68	267.14

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The selected financial data set forth below constitutes historical financial data of FIS and should be read in conjunction with "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8, Financial Statements and Supplementary Data," included elsewhere in this report.

On February 1, 2017, we completed the sale of the SunGard Public Sector and Education ("PS&E") businesses for $850 million, resulting in an expected pre-tax gain ranging from $85-$90 million that will be recognized in the first quarter of 2017. The transaction included all PS&E solutions, which provide a comprehensive set of technology solutions to address public safety and public administration needs of government entities as well as the needs of K-12 school districts. We received cash proceeds, net of taxes and transaction-related expenses, of approximately $500 million. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax gain and related prior period earnings remain reported within earnings from continuing operations.

On November 30, 2015, we completed the SunGard acquisition. The results of operations and financial position of SunGard are included in the Consolidated Financial Statements since the date of acquisition.

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

The purchase price for our 2010 acquisition of Capco included future contingent consideration in addition to cash paid at closing. The liability for the earn-out provisions and for an employee incentive plan established in conjunction with the acquisition were adjusted in 2013 as a result of amendments based on management's outlook and increased projections of Capco's future results as addressed in Note 3 of the Notes to Consolidated Financial Statements.

As discussed in Note 15 of the Notes to Consolidated Financial Statements, we have sold a number of businesses and certain of those businesses have been classified as discontinued for all periods presented. The most significant divestiture during this five year period was our Healthcare Benefit Solutions Business in 2012.

	Year Ended December 31,
	2016	2015	2014	2013	2012
		(In millions, except per share data)
Statement of Earnings Data:
Processing and services revenues	$9,241	$6,596	$6,413	$6,063	$5,796
Cost of revenues	6,233	4,395	4,327	4,092	3,956
Gross profit	3,008	2,201	2,086	1,971	1,840
Selling, general and administrative expenses	1,710	1,102	815	908	764
Operating income	1,298	1,099	1,271	1,063	1,076
Total other income (expense)	(392)	(62)	(218)	(239)	(248)
Earnings from continuing operations before income taxes and equity in loss of unconsolidated entities	906	1,037	1,053	824	828
Provision for income taxes	317	379	335	309	270
Earnings from continuing operations, net of tax	589	658	718	515	558
Earnings (loss) from discontinued operations, net of tax	1	(7)	(11)	3	(77)
Net earnings	590	651	707	518	481
Net (earnings) loss attributable to noncontrolling interest	(22)	(19)	(28)	(25)	(20)
Net earnings attributable to FIS	$568	$632	$679	$493	$461
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.74	$2.24	$2.42	$1.69	$1.84
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.03)	(0.04)	0.01	(0.26)
Net earnings per share — basic attributable to FIS common stockholders	$1.74	$2.22	$2.38	$1.70	$1.58
Weighted average shares — basic	326	285	285	290	292
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.72	$2.21	$2.39	$1.67	$1.81
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.03)	(0.04)	0.01	(0.26)
Net earnings per share — diluted attributable to FIS common stockholders	$1.72	$2.19	$2.35	$1.68	$1.55
Weighted average shares — diluted	330	289	289	294	298
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$567	$639	$690	$490	$538
Earnings (loss) from discontinued operations, net of tax	1	(7)	(11)	3	(77)
Net earnings attributable to FIS common stockholders	$568	$632	$679	$493	$461

	As of December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$683	$682	$493	$548	$518
Goodwill	14,178	14,745	8,878	8,500	8,382
Other intangible assets, net	4,664	5,159	1,268	1,339	1,576
Total assets	26,031	26,200	14,521	13,960	13,550
Total long-term debt	10,478	11,444	5,068	4,469	4,386
Total FIS stockholders’ equity	9,741	9,321	6,557	6,581	6,641
Noncontrolling interest	104	86	135	157	153
Total equity	9,845	9,407	6,692	6,737	6,794
Cash dividends declared per share	$1.04	$1.04	$0.96	$0.88	$0.80

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2016
Processing and services revenues	$2,181	$2,305	$2,309	$2,445
Gross profit	628	705	782	892
Earnings from continuing operations before income taxes	90	189	294	333
Net earnings attributable to FIS common stockholders	55	121	185	207
Net earnings per share — basic attributable to FIS common stockholders	$0.17	$0.37	$0.57	$0.63
Net earnings per share — diluted attributable to FIS common stockholders	$0.17	$0.37	$0.56	$0.63
2015
Processing and services revenues	$1,555	$1,587	$1,579	$1,875
Gross profit	485	517	557	642
Earnings from continuing operations before income taxes	176	403	282	176
Net earnings attributable to FIS common stockholders	111	240	175	105
Net earnings per share — basic attributable to FIS common stockholders	$0.39	$0.85	$0.62	$0.36
Net earnings per share — diluted attributable to FIS common stockholders	$0.39	$0.84	$0.62	$0.35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.

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

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We recast all previous periods to conform to the new segment presentation. Following our November 30, 2015 acquisition of SunGard, the SunGard business was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we further integrated the acquired SunGard businesses through March 31, 2016, we reclassified certain SunGard businesses (corporate liquidity and wealth management) that are oriented more to the retail banking and payments activities of IFS into that segment. Certain other businesses from both SunGard (public sector and education businesses which was divested in February 2017), and legacy FIS (global commercial services and retail check processing) were reclassified to the Corporate and Other segment, as have SunGard administrative expenses. Prior periods also have been reclassified to conform to the current segment presentation. A description of these segments is included in Note 19 of the Notes to Consolidated Financial Statements. Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees. The majority of our revenue has historically been recurring, provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A considerable portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of accounts and card transactions, among other variable measures, associated with consumer, commercial, capital markets and trading volume activity. Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients. In 2016, macroeconomic challenges of a slowing global economy, as well as unique events such as Brexit, affected our clients, by predominantly delaying their buying decisions of consulting and professional services in certain markets.

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional retail banking and payments markets into the institutional and wholesale side of financial institutions as well as other buy-side organizations. It significantly expanded our existing solutions and client base in wealth management, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacted our revenue mix, with a greater concentration of license revenues and higher margin services. As we continue to integrate SunGard into our existing operations, we anticipate significant cost savings around administration and technology expenses, with a goal of achieving annual synergy run-rate savings of more than $275 million by the end of 2017.

We are actively migrating many financial institutions to outsourced integrated technology solutions to improve their profitability and address increasing and on-going regulatory requirements. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of broader year-to-year economic and market changes that otherwise might have a larger impact on our results of operations. We believe our integrated solutions and outsourced services are well positioned to address this outsourcing trend across the markets we serve.

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice banking channels. We are focused on enabling our clients to deliver this experience to their customers through our integrated solutions and services. We continue to innovate and invest in these integrated solutions and services to assist clients as they address this market demand. This is an area of increased competition from global banks, international providers, and disruptive technology innovators.

We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. We believe digital payments will grow and partially replace existing payment tender volumes over time as consumers and merchants embrace the convenience, incremental services and benefits. Digital payment volume is growing significantly but does not yet represent a meaningful amount of the payments market. Additionally, new formidable non-traditional payments competitors and large merchants are investing in and innovating digital payment technologies to address the emerging market opportunity, and it is unclear the extent to which particular technologies or services will succeed. We believe the growth of digital payments continues to present both an opportunity and a risk to us as the market develops. Although we cannot predict which digital payment technologies or solutions will be successful, we cautiously believe our client relationships, payments infrastructure and experience, adapted solutions and emerging solutions are well positioned to maintain or grow our clients' existing payment volumes, which is our focus.

High profile North American merchant payment card information security breaches have pushed the payment card industry towards EMV integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can continue to guide our clients through this technology transition, and grow our card driven businesses. We believe the trend to migrate to EMV cards will continue.

The use of checks continues to decline as a percentage of total payments, which negatively impacts our check warranty and item-processing businesses, and we expect this trend to continue. In 2016 we saw a continued slowdown and decline in our check volumes.

We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity, which we believe as a whole is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial or detrimental to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company. In 2016, consolidations resulted in our earning termination fees (which are paid to us when customers leave) slightly higher than the previous year.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions, especially Brazil and Asia on a constant currency basis during the year ended December 31, 2016. By comparison with FIS, a greater percentage of SunGard's revenues have been contributed historically by international markets, which contributed to this growth trend. Demand for our solutions will also be driven in developing countries by government-led financial inclusion policies aimed to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2016, we experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening of the U.S. dollar, particularly versus the British pound sterling due in part to Brexit. In 2017, we expect continued unfavorable foreign currency impacts.

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

Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card processing services, other payment processing services, professional services, software licensing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud revenue and software related services. Revenues are recognized when evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is considered probable. Each of these primary revenue recognition criteria requires exercising an appropriate level of judgment. We are frequently a party to multiple concurrent contracts with the same client. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated. Our individual contracts also frequently include multiple elements. We must apply judgment in these circumstances in determining whether individual elements can be considered separate units of accounting or should instead be accounted for in combination with other deliverables. Judgment is also required in ascribing fair value to each deliverable for purposes of allocating consideration.

For certain agreements, we use contract accounting if the arrangement with the customer includes significant customization, modification, or production of software. For these arrangements, we use the percentage-of-completion method, which requires the use of reasonable estimates of total revenues and contract hours. These estimates are revised and updated at each reporting period. Additionally, a small percentage of revenues, including some equipment sales and merchant interchange fees, are recognized on a net-of-cost basis because the Company is not the primary obligor, among other criteria. The determination of gross versus net recognition requires judgment in evaluating the Company's contractual obligations to the customer.

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

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life, which is generally three to five years. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, which is three to ten years. The determination of fair value as part of the business combination purchase price allocation is complex and requires significant judgment. For any material acquisition, we engage independent valuation specialists to assist in making fair value determinations. The valuation technique most often applied for acquired software is a relief from royalty, income approach. This approach requires forecasts, estimates, and assumptions about future revenue streams, appropriate royalty rates, and the rate at which the underlying technology becomes obsolete. In addition, the income approach requires the use of risk adjusted discount rates and estimated future tax rates. As of December 31, 2016 and December 31, 2015, computer software, net of accumulated amortization, was $1.6 billion and $1.6 billion, respectively, and amortization of computer software was $396 million, $229 million, and $210 million for the years ended December 31, 2016, 2015, and 2014, respectively. Balances related to acquired software represent a significant portion of these balances, particularly for the periods after the acquisition of SunGard, which resulted in acquired software of $674 million.

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include primarily salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Evaluating whether technological feasibility has been achieved requires the use of management judgment.

Software development costs are amortized on a product-by-product basis commencing on the date of general release of the solutions (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to 10 years, or (2) the ratio of current revenues to total anticipated revenues over its useful life.

In determining useful lives, management considers historical results and technological trends that may influence the estimate. Useful lives for all computer software range from three to 10 years.

We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset (for software to be marketed). There are inherent uncertainties in determining the expected useful life or cash flows to be generated from computer software. For the years ended December 31, 2016, 2015, and 2014, respectively, we have not had more than minimal charges for impairments of software. While we have not historically experienced significant changes in these balances due to changes in estimates, our results of operations could be subject to such changes in the future.

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

In conjunction with the organizational modifications in the first quarter of 2016, we reallocated goodwill associated with the reclassified businesses based on relative fair values as of January 1, 2016. We refreshed our step zero qualitative analysis, identifying no indications of impairment for any of our reporting units.

We assess goodwill for impairment on an annual basis during the fourth quarter using a September 30 measurement date unless circumstances require a more frequent measurement, as was the case in the first quarter of 2015 and the first quarter of 2016. For each of 2016, 2015, and 2014, we began our annual impairment test with the step zero qualitative analysis. In performing the step zero qualitative analysis for each year, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one quantitative analysis specifically for the purpose of our annual impairment test in any year presented in these financial statements.

We also estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value annually. Similar to the ASC Topic 350 guidance for goodwill, ASC Section 360-10-35 allows an organization to first perform a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset has been impaired.

We engaged independent specialists to perform a valuation of our indefinite-lived intangible assets in 2016 and 2015, and prior to that in 2012, using a form of income approach valuation known as the relief-from-royalty method. For 2016, we proceeded directly to a step one quantitative analysis. There was an excess of fair value over carrying value for each of our indefinite lived intangible assets in the 2016 and 2015 independent valuations. For 2014, we began our assessment of indefinite lived intangibles with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets based on the 2012 valuation. Based upon the results of these assessments, there were no indications of impairment.

Determining the fair value of a reporting unit or acquired intangible assets with indefinite-lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding forecasted revenue growth rates, operating margins, capital expenditures, tax rates, and other factors used to calculate estimated future cash flows. In addition, risk-adjusted discount rates and future economic and market conditions and other assumptions are applied. Goodwill was $14.2 billion and $14.7 billion as of the years ended December 31, 2016 and 2015, respectively, and indefinite-lived intangibles was $80 million and $81 million as of the years ended December 31, 2016 and 2015, respectively. As a result, a meaningful change in one or more of the underlying forecasts, estimates, or assumptions used in testing these assets for impairment could result in a material impact on the Company's results of operations and financial position. However, because there was a substantial excess of fair value over carrying value in each of our previous independent valuations, we believe the likelihood of obtaining materially different results based on a change of assumptions is low.

Accounting for Income Taxes

As part of the process of preparing the Consolidated Financial Statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. Management uses bests estimates and assumptions available during this process.

We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must reflect this increase or decrease as an expense or benefit within income tax expense in the Consolidated Statements of Earnings. We consider history of losses, forecasted earnings, statutory usage limitations of the deferred tax asset and possible tax planning strategies in determining whether or not we believe a valuation allowance is necessary.

Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We also receive periodic assessments from taxing authorities challenging our positions that must be taken into consideration in determining our tax reserves. Resolving these assessments, which may or may not result in additional taxes due, may also require an extended period of time. We believe our tax positions comply with applicable tax law and we adequately account for any known tax contingencies. We reserve for uncertain tax positions using a two-step process. First we determine if the tax position meets the more likely than not recognition threshold based on all available evidence and second, we estimate the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that a determination is made.

Related Party Transactions

We are a party to certain historical related party agreements as discussed in Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

Factors Affecting Comparability

Our Consolidated Financial Statements included in this report, which presents our financial position and results of operations, reflect the following significant transactions:

•
On November 30, 2015, we completed the SunGard acquisition for consideration of approximately 41.8 million shares of common stock of FIS and approximately $2,335 million in cash. In addition, we issued restricted stock units ("RSUs") to SunGard employees covering approximately 2.4 million shares of FIS common stock in exchange for unvested SunGard RSUs. FIS also repaid approximately $4.7 billion in aggregate principal amount of SunGard debt. We funded the cash portion of the merger consideration, the pay-off of the indebtedness of SunGard and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt financings, including proceeds from an issuance in October 2015 of $4.5 billion aggregate principal amount of senior unsecured notes of FIS. SunGard's results of operations and financial position have been included in the Consolidated Financial Statements from and after the date of acquisition. See Note 3 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

•
We have engaged in share repurchases in prior periods presented. There were no share repurchases in 2016. In 2015, we repurchased a total of approximately 5 million shares for $300 million; in 2014, we repurchased a total of approximately 9 million shares for $476 million.

As a result of the above transactions, our financial position, results of operations, earnings per share and cash flows in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Consolidated Results of Operations
(in millions, except per share amounts)

	2016	2015	2014
Processing and services revenues	$9,241	$6,596	$6,413
Cost of revenues	6,233	4,395	4,327
Gross profit	3,008	2,201	2,086
Selling, general, and administrative expenses	1,710	1,102	815
Operating income	1,298	1,099	1,271
Other income (expense):
Interest income	20	16	15
Interest expense	(403)	(199)	(173)
Other income (expense), net	(9)	121	(60)
Total other income (expense)	(392)	(62)	(218)
Earnings from continuing operations before income taxes	906	1,037	1,053
Provision for income taxes	317	379	335
Earnings from continuing operations, net of tax	589	658	718
Earnings (loss) from discontinued operations, net of tax	1	(7)	(11)
Net earnings	590	651	707
Net (earnings) loss attributable to noncontrolling interest	(22)	(19)	(28)
Net earnings attributable to FIS	$568	$632	$679
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.74	$2.24	$2.42
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.03)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders *	$1.74	$2.22	$2.38
Weighted average shares outstanding — basic	326	285	285
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.72	$2.21	$2.39
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.03)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders *	$1.72	$2.19	$2.35
Weighted average shares outstanding — diluted	330	289	289
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$567	$639	$690
Earnings (loss) from discontinued operations, net of tax	1	(7)	(11)
Net earnings attributable to FIS	$568	$632	$679
* Amounts may not sum due to rounding.

Processing and Services Revenues

Processing and services revenues for 2016 increased $2,645 million, or 40.1%, due to incremental revenues from the SunGard acquisition, as well as growth in our consulting business, increased demand for output solutions, increased card processing volumes in Brazil, card production activities associated with the roll-out of EMV cards across the industry, volume growth in debit payments and demand for regulatory and compliance solutions. The processing and services revenue increase was partially offset by $192 million of purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item) and $100 million of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus the Pound Sterling and Brazilian Real.

Processing and services revenues for 2015 increased $183 million, or 2.9%, due to incremental revenues from the acquisitions of SunGard, Clear2Pay and Reliance, as well as card production activities associated with the roll-out of EMV cards across the industry and growth in digital solutions. These increases were partially offset by the loss of a major customer in the prior year period, the divestiture of our gaming industry check warranty business and $243 million of unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar versus the Brazilian Real and the Euro.

Cost of Revenues and Gross Profit

Cost of revenues totaled $6,233 million, $4,395 million and $4,327 million during 2016, 2015 and 2014, respectively resulting in gross profit of $3,008 million, $2,201 million and $2,086 million, respectively. Gross profit as a percentage of revenues (“gross margin”) was 32.6%, 33.4% and 32.5% in 2016, 2015 and 2014, respectively. The increase in gross profit for 2016 as compared to 2015 primarily resulted from the revenue variances noted above. The gross profit percentage for 2016 as compared to 2015 was negatively impacted by higher acquired intangible asset amortization expense and higher incentive compensation during 2016. This negative impact was partially offset by the addition of higher margin revenues from SunGard, as well as on-going operating leverage in key markets outside of North America. The increase in gross profit for 2015 as compared to 2014 primarily resulted from the revenue variances noted above. The increase in gross profit percentage for 2015 as compared to 2014 primarily resulted from proportionately higher license fees and lower professional services and consulting revenue, the restructuring activities taken earlier in 2015 in Europe as a result of a reorganization, and reductions in variable costs where performance did not meet expectations. These items were partially offset by the impact of lower termination fees in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2016 increased $608 million, or 55.2%, primarily resulting from incremental expenses associated with the SunGard acquisition and transaction costs, severance and costs of integration activities relating to acquisitions totaling $281 million.

Selling, general and administrative expenses for 2015 increased $287 million, or 35.2%, primarily resulting from transaction costs, severance and costs of integration activities relating to acquisitions totaling $171 million, severance costs of $45 million in conjunction with the reorganization and streamlining of operations in our GFS segment and other incremental expenses of acquired companies.

Operating Income

Operating income totaled $1,298 million, $1,099 million and $1,271 million for 2016, 2015 and 2014, respectively. Operating income as a percentage of revenue (“operating margin”) was 14.0%, 16.7% and 19.8% for 2016, 2015 and 2014, respectively. The annual changes in operating income and operating margin resulted from the revenue and cost variances addressed above.

Total Other Income (Expense)

Interest expense is the primary component of total other income (expense). The increase of $204 million in interest expense in 2016 as compared to 2015 is primarily due to higher outstanding debt associated with financing the SunGard acquisition, partially offset by lower borrowing rates as the result of the debt refinancing activity undertaken during 2016.

The increase of $26 million in interest expense in 2015 as compared to 2014 was primarily due to higher outstanding debt associated with financing the SunGard acquisition, partially offset by lower borrowing rates as the result of the debt refinancing activity undertaken during 2014.

During 2016, FIS paid down the 2017 Term Loans and partially paid down the 2018 Term Loans resulting in a pre-tax charge upon extinguishment of approximately $2 million due to the write-off associated with previously capitalized debt issue costs. Additionally in 2016 as a result of these debt pay downs, FIS terminated interest rate swaps with a notional amount totaling $1,250 million resulting in a pre-tax loss of $2 million due to the release of fair value changes from other comprehensive earnings. Both of the charges were included in Other income (expense), net.

During the second quarter of 2015, we sold certain assets associated with our gaming industry check warranty business, resulting in proceeds of $238 million and a pre-tax gain of $139 million, which is included in Other income (expense), net. Other income expense, net for 2015 also includes financing costs of $17 million relating to the SunGard acquisition.

Other income (expense) net for 2014 includes a loss of $16 million on a foreign currency forward contract associated with the Euro-based purchase price for our Clear2Pay acquisition, the write-off of certain previously capitalized debt issuance costs of $7 million and the payment of a $30 million bond premium associated with the early redemption of certain debt.

Provision for Income Taxes

Income tax expense from continuing operations totaled $317 million, $379 million and $335 million for 2016, 2015 and 2014, respectively. This resulted in an effective tax rate on continuing operations of 35.0%, 36.5% and 31.8% for 2016, 2015 and 2014, respectively. The effective tax rate for the 2015 period included a $90 million write-off of goodwill with no tax basis in connection with the sale of our gaming industry check warranty business, resulting in a book gain on sale lower than the tax gain. During 2014, we realized tax benefits related to certain acquired net operating loss carryovers. This and certain favorable audit resolutions in 2014 contributed to the rate differential for the 2014 period.

Earnings (Loss) from Discontinued Operations

During 2016, 2015 and 2014, certain operations are classified as discontinued, as discussed in Note 15 of the Notes to Consolidated Financial Statements. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Consolidated Statements of Earnings. The table below outlines the components of discontinued operations for 2016, 2015 and 2014, net of tax (in millions):

Earnings (loss), net of tax	2016	2015	2014
eCas business line	$—	$(4)	$(5)
Participacoes operations	1	(3)	(6)
Total discontinued operations	$1	$(7)	$(11)

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. We entered into a purchase agreement in January 2015 to sell this business and the transaction closed during the second quarter of 2015.

Participacoes, our former item processing and remittance services business in Brazil, had no revenue in 2016, 2015 and 2014. Participacoes' processing volume was transitioned to other vendors or back to its clients during the second quarter of 2011. Participacoes had earnings (losses) before taxes of $2 million, $(5) million and $(10) million during the years ended December 31, 2016, 2015 and 2014, respectively. The shut-down activities involved the transfer and termination of approximately 2,600 employees, which was completed in 2011. Former employees generally had up to two years from the date of terminations, extended through April 2013, to file labor claims and a number of them did file labor claims. As of December 31, 2016, there were approximately 475 active claims remaining. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal.

Net (Earnings) Loss Attributable to Noncontrolling Interest
Net (earnings) loss attributable to noncontrolling interest predominantly relates to the joint venture in Brazil (see Note 17 of the Notes to Consolidated Financial Statements) and totaled $(22) million, $(19) million and $(28) million for 2016, 2015 and 2014, respectively.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $567 million, $639 million and $690 million for 2016, 2015 and 2014, respectively, or $1.72, $2.21 and $2.39 per diluted share, respectively, due to the factors described above coupled with the impact of our share repurchase initiatives.

Segment Results of Operations

Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification 280, Segment Reporting. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 19 to the Consolidated Financial Statements included in Part II of this Annual Report.

Integrated Financial Solutions

	2016	2015	2014
	(In millions)
Processing and services revenues	$4,566	$3,846	$3,679
Adjusted EBITDA	$1,811	$1,568	$1,483

Year ended December 31, 2016:

Processing and services revenues increased $720 million, or 18.7%, due to incremental revenues from our 2015 SunGard acquisition contributing 12.9%, demand for output solutions contributing 1.5%, card production activities associated with the roll-out of EMV across the industry contributing 1.0%, demand for regulatory and compliance solutions and IT solutions contributing 0.9%, volume growth in debit payments contributing 0.7%, and growth in mobile banking and internet solutions contributing 0.7%.

Adjusted EBITDA increased $243 million, or 15.5%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margin decreased 110 basis points to 39.7% primarily resulting from the revenue mix and higher incentive compensation in 2016.

Year ended December 31, 2015:

Processing and services revenues increased $167 million, or 4.5%, due to incremental revenues from the SunGard acquisition contributing 1.4% and our 2014 acquisition of Reliance contributing 1.1%, card production activities associated with the roll-out of EMV across the industry contributing 1.4% and growth in digital solutions contributing 0.6%. These increases were partially offset by the net reporting of revenue associated with a change in vendor in our loyalty business contributing -0.9% and lower termination fees contributing -0.6%. Revenue had been recognized on a gross basis under the previous loyalty arrangement based on the contractual responsibilities for which FIS had been responsible.

Adjusted EBITDA increased $85 million, or 5.7%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margin increased 50 basis points to 40.8% primarily resulting from the impact of cost containment initiatives and reductions in variable costs where performance did not meet expectations, partially offset by lower termination fees in 2015.

Global Financial Solutions

	2016	2015	2014
	(In millions)
Processing and services revenues	$4,250	$2,360	$2,198
Adjusted EBITDA	$1,292	$553	$482

Year ended December 31, 2016:

Processing and services revenues increased $1,890 million, or 80.1%, including approximately $92 million of unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the Pound Sterling and Brazilian Real. Excluding the foreign currency impact, revenue increases were primarily attributable to: (1) incremental revenue from the SunGard acquisition contributing 79.5%; (2) increased card processing volumes in Brazil contributing 1.7%; (3) growth in our consulting business contributing 1.4%; and (4) growth in payment processing in the Asia Pacific region contributing 0.9%.

Adjusted EBITDA increased $739 million, or 133.6%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margins increased 700 basis points to 30.4% primarily resulting from the addition of higher margin revenues from SunGard and the execution of our integration plans contributing to margin expansion in the GFS segment.

Year ended December 31, 2015:

Processing and services revenues increased $162 million, or 7.4%, including approximately $236 million of unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the Brazilian Real and the Euro. Excluding the foreign currency impact, revenue increases were primarily attributable to (1) incremental revenues from the acquisitions of SunGard and Clear2Pay contributing 15.4%; (2) growth in Latin America from transaction volumes, card issuances and expanded back office services contributing 1.2%; (3) our expanding presence in India, including core banking and payments contributing 1.1%; and (4) growth in Europe, primarily in core banking and payment solutions contributing 0.5%.

Adjusted EBITDA increased $71 million, or 14.7%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margins increased 150 basis points to 23.4% primarily resulting from growth in high margin license deals, the restructuring activities undertaken earlier in the year in Europe as a result of our reorganization, and reductions in variable costs where performance did not meet expectations. The impact of these items was partially offset by unfavorable foreign currency exchange rates.

Corporate and Other

	2016	2015	2014
	(In millions)
Processing and services revenues	$425	$390	$536
Adjusted EBITDA	$(158)	$(89)	$(38)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including commercial services, public sector and education, and check authorization.

Year ended December 31, 2016:

Processing and services revenues increased $35 million, or 9.0%, and was primarily attributable to the additions of the businesses from the SunGard acquisition contributing 61.2%, partially offset by a $192 million purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment).

Adjusted EBITDA decreased $69 million, or 77.5%, primarily resulting from the timing of incentives and incremental expenses of acquired companies, partially offset by the revenue variances noted above, higher add-backs for purchase accounting amortization, acquisition, integration and severance costs, and deferred revenue, all as detailed in Note 19.

Year ended December 31, 2015:

Processing and services revenues decreased $146 million, or 27.2%, and was primarily attributable to a $48 million purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment) and lower revenue in commercial services contributing -15.7%, the impact of the divestiture of our check gaming business in the second quarter of 2015 contributing -5.8% and check authorization volume declines contributing -0.4%, partially offset by the additions of the businesses from the SunGard acquisition contributing 4.1%.

Adjusted EBITDA decreased $51 million, or 134.2%, primarily resulting from the decline in revenue noted above and incremental expenses of acquired companies.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our cash requirements also include payments for Capco's contingent consideration earn-out and for labor claims related to FIS' former item processing and remittance operations in Brazil (see Notes 3 and 15, respectively, of the Notes to Consolidated Financial Statements). Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Loan described in Note 10 of the Notes to Consolidated Financial Statements.
As of December 31, 2016, we had cash and cash equivalents of $683 million and debt of $10,478 million, including the current portion, net of capitalized debt issuance costs. Of the $683 million cash and cash equivalents, approximately $470 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.29 per common share is payable on March 31, 2017 to shareholders of record as of the close of business on March 17, 2017.

Cash Flows from Operations

Cash flows from operations were $1,925 million, $1,131 million and $1,165 million in 2016, 2015 and 2014 respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations increased $794 million in 2016 and decreased $34 million in 2015. The 2016 increase in cash flows from operations is primarily due to increased net earnings, after the add back of non-cash depreciation and amortization, as a result of SunGard operations being included for the full year. The 2015 decrease in cash flows from operations is primarily due to a tax payment of $88 million of income taxes relating to the sale of check warranty contracts and other assets in the gaming industry and lower net earnings, partially offset by changes in working capital.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $616 million, $415 million and $372 million in capital expenditures during 2016, 2015 and 2014, respectively. We expect to invest approximately 6%-7% of 2017 revenue in capital expenditures.

We used $0 million, $1,720 million and $595 million of cash during 2016, 2015 and 2014, respectively, for acquisitions and other equity investments. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the more significant items. Cash provided by net proceeds from sale of assets in 2015 relates principally to the sale of check warranty contracts and other assets in the gaming industry discussed in Note 15 of the Notes to Consolidated Financial Statements.

Financing

For information regarding the Company's long-term debt and financing activity, see Note 10 of the Notes to Consolidated Financial Statements.

Contractual Obligations

FIS’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for data processing and maintenance. For information regarding the Company's long-term debt, see Note 10 of the Notes to Consolidated Financial Statements. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2016 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
Type of Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$10,591	$332	$1,573	$2,536	$6,150
Interest (2)	2,829	381	706	595	1,147
Operating leases	401	96	158	82	65
Data processing and maintenance	557	242	258	35	22
Other contractual obligations (3)	51	17	17	16	1
Total	$14,429	$1,068	$2,712	$3,264	$7,385

(1)
On February 2, 2017, FIS issued a notice to redeem 100% of the outstanding aggregate principal amount of its $700 million 5.000% Senior Notes due 2022 (the "Notes") on March 15, 2017. The Notes will be funded by borrowings under the Company’s Revolving Loan and cash proceeds from the sale of Public Sector and Education ("PS&E").

(2)
The calculations above assume that: (a) applicable margins and commitment fees remain constant; (b) all variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2016; (c) no refinancing occurs at debt maturity; (d) only mandatory debt repayments are made; and (e) no new hedging transactions are effected.

(3)
Amount primarily includes the estimated payment for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 15 of the Notes to Consolidated Financial Statements), amounts due to the Brazilian venture partner, Capco contingent consideration payments (see Note 3 of the Notes to Consolidated Financial Statements) and other contractual obligations.

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

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 requires adjustments to provisional amounts initially recorded in a business combination that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. This guidance requires FIS to record and disclose any measurement-period adjustments for the SunGard acquisition or other future business combinations as current period adjustments as opposed to retroactive adjustments to the opening balance sheet of the acquired entity.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The FASB has recently issued several amendments to Topic 606, including further guidance on principal versus agent considerations, clarification on identifying performance obligations and accounting for licenses of intellectual property.

The effective date of the standard was postponed to reporting periods beginning after December 15, 2017, with early adoption allowed for reporting periods beginning after December 15, 2016. We currently anticipate adopting the new standard effective January 1, 2018.

Entities can transition to the standard either with retrospective application to the earlier years presented in their financial statements or with a cumulative-effect adjustment as of the date of adoption. We currently anticipate adopting the new standard using the retrospective method with the application of certain practical expedients; however, a final decision regarding the adoption method has not been made. Our decision to adopt using the retrospective method is dependent on several factors, including the significance of the impact on our financial results and the completion of our analysis of information necessary to restate prior-period financial statements.

While we are continuing to assess the impact the adoption of ASU 2014-09 will have on our financial position and results of operations, we currently anticipate the largest area of impact to relate to our accounting for set up and implementation services related to our data processing and application management service agreements. Currently, to the extent these activities have standalone value and the related fees are not contingent on the delivery of future services, they are recognized as performed. Under the new standard, to the extent these services are not considered distinct in the context of the related service contracts, the associated revenue and cost will be deferred and recognized over the estimated contract period. We also anticipate that the timing of recognition of certain term license early renewals will be deferred until the commencement of the renewal term under the original license agreement. Currently, term license renewals are generally recognized upon execution of the renewal agreement. The Company is in the process of quantifying the impact of the issues identified above as well as finalizing its accounting positions on other areas where the impact is not expected to be significant.

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of leases with a term of twelve months or less) at the commencement date: (a) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The pronouncement requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expire before the earliest comparative period presented. A full retrospective transition approach is not permitted. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-02 will have on our financial position and results of operations.
On March 30, 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments are intended to simplify and improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and tax deficiencies over/under compensation expense recognized will be reflected in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation expense (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Under current guidance, windfalls are classified as financing activities. These changes may result in more volatile net earnings. Similarly, effective tax rates will be subject to more variability since the new guidance reflects all tax benefit excesses and deficiencies in tax expense. Under current practice, stock compensation generally does not impact the effective tax rate since any difference between compensation expense and the ultimate tax deduction is reflected in additional paid in capital. Also under the new guidance, excess tax benefits will no longer be included in assumed proceeds from applying the treasury stock method when computing diluted earnings per share since they will no longer be recognized in additional paid in capital. Consequently, the reduction to common stock equivalents for assumed purchases from proceeds will be lower and the impact of common stock equivalents will be more dilutive. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We expect to adopt the ASU in January 2017. During 2016, 2015 and 2014, we recorded $32 million, $29 million and $40 million, respectively, to consolidated equity as excess tax benefits from our stock plans.
On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), “Financial Instrument - Credit Losses (Topic 326): Measurements on Credit Losses of Financial Instruments.” These amendments' primary objectives are to implement new methodology for calculating credit losses on financial instruments (e.g., trade receivables) based on expected credit losses and broadens the types of information companies must use when calculating the estimated losses. Under current guidance, the credit losses are calculated based on multiple credit impairment objectives and recognition is delayed until the loss is probable to occur. Under the new guidance, financial assets measured at amortized cost basis must now be shown as the net amount expected to be collected. The credit loss allowance is a contra-valuation account. Available-for-sale securities should continue to be recognized in a similar manner to current GAAP; however, the allowance should be presented as an allowance instead of a write-down of the basis of the asset. For public companies that are SEC filers, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period beginning after December 15, 2018. We do not plan to early adopt and expect that the new guidance will not have a material impact on our financial statement presentation, financial position, or results of operations.

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15 (“ASU 2016-15"), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments are meant to reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues, which are 1) debt prepayment for debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds for the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. We do not plan to early adopt and expect that the new guidance will not have a material impact on our financial statement presentation.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks

 Market Risk

We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments, including interest rate swaps and foreign currency forward contracts, to manage interest rate and foreign currency risk. We do not use derivatives for trading purposes to generate income or to engage in speculative activity.

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps.
The senior notes (as described in Note 10 of the Notes to Consolidated Financial Statements) represent substantially all of our fixed-rate long-term debt obligations as of December 31, 2016. The carrying value of the notes was $9,950 million as of December 31, 2016. The fair value of the senior notes was approximately $10,133 million as of December 31, 2016. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreements (as defined in Note 10 of the Notes to Consolidated Financial Statements). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreements, after we include the impact of our interest rate swaps, by $1 million (based on principal amounts outstanding as of December 31, 2016). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2016, less the principal amount of such debt that was then subject to an interest rate swap converting such debt into fixed rate debt. This sensitivity analysis is based solely on the principal amount of such debt as of December 31, 2016, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of December 31, 2015, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $23 million.

We use interest rate swaps for the purpose of managing our interest expense through the mix of fixed rate and floating rate debt. As of December 31, 2016, we have entered into the following interest rate swap transaction converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
January 4, 2016	January 1, 2018	$500	One Month LIBOR (1)	0.92%	(2)
________________________

(1)	0.77% in effect as of December 31, 2016.

(2)	Does not include the applicable margin and facility fees paid to lenders on the Term and Revolving Loans as described in Note 10 of the Notes to Consolidated Financial Statements.
We have designated the interest rate swap as a cash flow hedge for accounting purposes. A portion of the amount included in accumulated other comprehensive earnings is reclassified into interest expense as a yield adjustment as interest payments are made on the Term and Revolving Loans. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swap are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swap.

In September 2015, the Company entered into treasury lock hedges with a total notional amount of $1.0 billion, reducing the risk of changes in the benchmark index component of the 10-year treasury yield. The Company designated these derivatives as cash flow hedges. On October 13, 2015, in conjunction with the pricing of the $4.5 billion senior notes, the Company terminated these treasury lock contracts for a cash settlement payment of $16 million, which was recorded as a component of Other Comprehensive Earnings and will be reclassified as an adjustment to interest expense over the ten years during which the related interest payments that were hedged will be recognized in income.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. We manage the exposure to these risks through a combination of normal operating activities and the use of foreign currency forward contracts. Contracts are denominated in currencies of major industrial countries.
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the years ended December 31, 2016, 2015 and 2014, we generated approximately $1,909 million, $1,336 million and $1,229 million, respectively, in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the years ended December 31, 2016, 2015 and 2014 (in millions):

Currency	2016	2015	2014
Pound Sterling	$47	$34	$31
Euro	38	33	30
Real	32	29	38
Indian Rupee	12	10	8
Total impact	$129	$106	$107

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $100 million and $243 million and net earnings included $10 million, and $31 million, respectively, of unfavorable foreign currency impact during 2016 and 2015 resulting from a stronger U.S. Dollar during these years compared to the preceding year. In 2017, we expect continued unfavorable foreign currency impact on our operating income resulting from the continued strengthening of the U.S. Dollar vs. other currencies.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2016, the notional amount of these derivatives was approximately $143 million and the fair value was nominal. These derivatives are intended to hedge the foreign exchange risks related to intercompany loans but have not been designated as hedges for accounting purposes.

We also use currency forward contracts to manage our exposure to fluctuations in costs caused by variations in Indian Rupee ("INR") exchange rates. As of December 31, 2016, the notional amount of these derivatives was approximately $7 million and the fair value was less than $1 million. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

In conjunction with entering into the definitive agreement to acquire Clear2Pay in September 2014, we initiated a foreign currency forward contract to purchase Euros and sell U.S. Dollars to manage the risk arising from fluctuations in exchange rates until the closing because the purchase price was stated in Euros.  As this derivative did not qualify for hedge accounting, we recorded a charge of $16 million in Other income (expense), net during the third quarter of 2014.  This forward contract was settled on October 1, 2014.

Item 8. Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Information Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 23, 2017
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Information Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Information Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 23, 2017
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2016 and 2015
(In millions, except per share amounts)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$683	$682
Settlement deposits	520	371
Trade receivables, net	1,639	1,731
Settlement receivables	175	162
Other receivables	65	197
Prepaid expenses and other current assets	236	266
Deferred income taxes	101	100
Assets held for sale	863	—
Total current assets	4,282	3,509
Property and equipment, net	626	611
Goodwill	14,178	14,745
Intangible assets, net	4,664	5,159
Computer software, net	1,608	1,584
Deferred contract costs, net	310	253
Other noncurrent assets	363	339
Total assets	$26,031	$26,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,146	$1,196
Settlement payables	714	538
Deferred revenues	680	615
Current portion of long-term debt	332	15
Liabilities held for sale	279	—
Total current liabilities	3,151	2,364
Long-term debt, excluding current portion	10,146	11,429
Deferred income taxes	2,484	2,658
Deferred revenues	19	30
Other long-term liabilities	386	312
Total liabilities	16,186	16,793
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 600 shares authorized, 431 and 430 shares issued as of December 31, 2016 and 2015, respectively	4	4
Additional paid in capital	10,380	10,210
Retained earnings	3,299	3,073
Accumulated other comprehensive earnings	(331)	(279)
Treasury stock, $0.01 par value, 103 and 106 shares as of December 31, 2016 and 2015, respectively, at cost	(3,611)	(3,687)
Total FIS stockholders’ equity	9,741	9,321
Noncontrolling interest	104	86
Total equity	9,845	9,407
Total liabilities and equity	$26,031	$26,200
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2016, 2015 and 2014
(In millions, except per share amounts)

	2016	2015	2014

Processing and services revenues (for related party activity, see note 17)	$9,241	$6,596	$6,413
Cost of revenues (for related party activity, see note 17)	6,233	4,395	4,327
Gross profit	3,008	2,201	2,086
Selling, general, and administrative expenses (for related party activity, see note17)	1,710	1,102	815
Operating income	1,298	1,099	1,271
Other income (expense):
Interest income	20	16	15
Interest expense	(403)	(199)	(173)
Other income (expense), net	(9)	121	(60)
Total other income (expense)	(392)	(62)	(218)
Earnings from continuing operations before income taxes	906	1,037	1,053
Provision for income taxes	317	379	335
Earnings from continuing operations, net of tax	589	658	718
Earnings (loss) from discontinued operations, net of tax	1	(7)	(11)
Net earnings	590	651	707
Net earnings attributable to noncontrolling interest	(22)	(19)	(28)
Net earnings attributable to FIS common stockholders	$568	$632	$679
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.74	$2.24	$2.42
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.03)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders *	$1.74	$2.22	$2.38
Weighted average shares outstanding — basic	326	285	285
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.72	$2.21	$2.39
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.03)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders *	$1.72	$2.19	$2.35
Weighted average shares outstanding — diluted	330	289	289
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$567	$639	$690
Earnings (loss) from discontinued operations, net of tax	1	(7)	(11)
Net earnings attributable to FIS common stockholders	$568	$632	$679
* Amounts may not sum due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2016, 2015 and 2014
(In millions)

	2016		2015		2014
Net earnings		$590		$651		$707
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(4)		$(17)		$(3)
Reclassification adjustment for gains (losses) included in net earnings	9		4		6
Unrealized gain (loss) on investments and derivatives, net	5		(13)		3
Foreign currency translation adjustments	(7)		(196)		(108)
Minimum pension liability adjustments	(1)		(1)		(10)
Other comprehensive earnings (loss), before tax	(3)		(210)		(115)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	31		(5)		(7)
Other comprehensive earnings (loss), net of tax	$(34)	(34)	$(205)	(205)	$(108)	(108)
Comprehensive earnings		556		446		599
Net (earnings) loss attributable to noncontrolling interest		(22)		(19)		(28)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(19)		32		11
Comprehensive earnings attributable to FIS common stockholders		$515		$459		$582

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Equity Years ended December 31, 2016, 2015 and 2014 (In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2013	387	(96)	$4	$7,248	$2,342	$(10)	$(3,003)	$157	$6,738
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options and stock purchase rights	—	3	—	(17)	—	—	78	—	61
Treasury shares held for taxes due upon exercise of stock options	—	(1)	—	—	—	—	(28)	—	(28)
Excess income tax benefit from exercise of stock options	—	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	—	56	—	—	—	—	56
Cash dividends declared ($0.96 per share) and other distributions	—	—	—	—	(274)	—	—	(39)	(313)
Purchases of treasury stock	—	(9)	—	—	—	—	(476)	—	(476)
Other	—	—	—	10	—	—	5	—	15
Net earnings	—	—	—	—	679	—	—	28	707
Other comprehensive earnings, net of tax	—	—	—	—	—	(97)	—	(11)	(108)
Balances, December 31, 2014	388	(103)	$4	$7,337	$2,747	$(107)	$(3,424)	$135	$6,692
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	2	—	1	—	—	56	—	57
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(20)	—	(20)
Excess income tax benefit from exercise of stock options	—	—	—	29	—	—	—	—	29
Stock-based compensation	—	—	—	98	—	—	—	—	98
Cash dividends declared ($1.04 per share) and other distributions	—	—	—	—	(306)	—	—	(27)	(333)
Purchases of treasury stock	—	(5)	—	—	—	—	(300)	—	(300)
SunGard acquisition	42	—	—	2,744	—	—	—	4	2,748
Other	—	—	—	1	—	—	1	(13)	(11)
Net earnings	—	—	—	—	632	—	—	19	651
Other comprehensive earnings, net of tax	—	—	—	—	—	(172)	—	(32)	(204)
Balances, December 31, 2015	430	(106)	$4	$10,210	$3,073	$(279)	$(3,687)	$86	$9,407
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	3	—	21	—	—	88	—	109
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(24)	—	—	(16)	—	(40)
Excess income tax benefit from exercise of stock options	—	—	—	32	—	—	—	—	32
Stock-based compensation	—	—	—	137	—	—	—	—	137
Cash dividends declared ($1.04 per share) and other distributions	—	—	—	—	(342)	—	—	(23)	(365)
Other	—	—	—	4	—	—	4	—	8
Net earnings	—	—	—	—	568	—	—	22	590
Other comprehensive earnings, net of tax	—	—	—	—	—	(52)	—	19	(33)
Balances, December 31, 2016	431	(103)	$4	$10,380	$3,299	$(331)	$(3,611)	$104	$9,845
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Cash flows from operating activities:
Net earnings	$590	$651	$707
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,174	669	626
Amortization of debt issue costs	19	11	20
Gain on sale of assets	—	(149)	—
Stock-based compensation	137	98	56
Deferred income taxes	(164)	48	(6)
Excess income tax benefit from exercise of stock options	(32)	(29)	(40)
Other operating activities, net	(2)	4	21
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	57	(103)	(115)
Settlement activity	15	5	(6)
Prepaid expenses and other assets	(8)	(46)	(34)
Deferred contract costs	(138)	(120)	(87)
Deferred revenue	182	63	33
Accounts payable, accrued liabilities, and other liabilities	95	29	(10)
Net cash provided by operating activities	1,925	1,131	1,165

Cash flows from investing activities:
Additions to property and equipment	(145)	(133)	(149)
Additions to computer software	(471)	(282)	(223)
Acquisitions, net of cash acquired	—	(1,720)	(595)
Net proceeds from sale of assets	—	241	—
Other investing activities, net	(3)	(4)	(18)
Net cash used in investing activities	(619)	(1,898)	(985)

Cash flows from financing activities:
Borrowings	7,745	13,216	7,936
Repayment of borrowings and capital lease obligations	(8,749)	(11,561)	(7,364)
Debt issuance costs	(25)	(37)	(14)
Excess income tax benefit from exercise of stock options	32	29	40
Proceeds from exercise of stock options	112	57	61
Treasury stock activity	(40)	(320)	(522)
Dividends paid	(341)	(305)	(275)
Distributions to Brazilian Venture partner	(20)	(24)	(35)
Other financing activities, net	(23)	(40)	(25)
Net cash (used in) provided by financing activities	(1,309)	1,015	(198)
Effect of foreign currency exchange rate changes on cash	4	(59)	(37)
Net increase (decrease) in cash and cash equivalents	1	189	(55)
Cash and cash equivalents, beginning of year	682	493	548
Cash and cash equivalents, end of year	$683	$682	$493

Supplemental cash flow information:
Cash paid for interest	$351	$142	$169
Cash paid for income taxes	$341	$355	$292
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

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 19).

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

(b)Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company’s payment processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with automated teller machines ("ATM"), point-of-sale or electronic benefit transactions ("EBT") and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due to the Company are included in cash and cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value. As of December 31, 2016 and 2015, cash and cash equivalents also included $0 million and $5 million, respectively in deposits set aside under performance guarantees.  As of December 31, 2016, we had cash and cash equivalents of $683 million of which approximately $470 million is held by our foreign entities.

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

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt is estimated to be approximately $183 million and $30 million higher than the carrying value as of December 31, 2016 and 2015, respectively. These estimates are based on values of trades of our debt in close proximity to year end, which are considered Level 2-type measurements, as discussed below. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign exchange forward contracts. Derivative instruments are valued using Level 2-type measurements.

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

Fair Value Measurements

Generally accepted accounting principles require that, subsequent to their initial recognition, certain assets be reviewed for impairment on a nonrecurring basis by comparison to their fair value. As more fully discussed in their respective subheadings below, this includes goodwill, long-lived assets, intangible assets, computer software and investments. There were no significant fair value measurement impairments for 2016, 2015 or 2014.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingent consideration liabilities recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled. See Note 3 for discussion of The Capital Markets Company BVBA ("Capco") contingent consideration liability.

(d)Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging. During 2016, 2015 and 2014, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are determined using Level 2 type measurements. They are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s Term and Revolving Loans (Note 10). The Company’s existing cash flow hedge is highly effective and there was no impact on 2016 earnings due to hedge ineffectiveness. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2016, we believe that our interest rate swap counterparty will be able to fulfill its obligations under our agreement.

The Company's foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in the Company's results of operations and/or cash flows resulting from foreign exchange rate fluctuations. During 2016 and 2015, the Company entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2016 and 2015, the notional amount of these derivatives was approximately $143 million and $81 million, respectively, and the fair value was nominal. These derivatives have not been designated as hedges for accounting purposes.

We also use currency forward contracts to manage our exposure to fluctuations in costs caused by variations in Indian Rupee ("INR") exchange rates. As of December 31, 2016, the notional amount of these derivatives was approximately $7 million and the fair value was less than $1 million, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

In September 2015, the Company entered into treasury lock hedges with a total notional amount of $1.0 billion, reducing the risk of changes in the benchmark index component of the 10-year treasury yield. The Company designated these derivatives as cash flow hedges. On October 13, 2015, in conjunction with the pricing of the $4.5 billion senior notes, the Company terminated these treasury lock contracts for a cash settlement payment of $16 million, which was recorded as a component of Other Comprehensive Earnings and will be reclassified as an adjustment to interest expense over the ten years during which the related interest payments that were hedged will be recognized in income.

(e)Trade Receivables

A summary of trade receivables, net, as of December 31, 2016 and 2015 is as follows (in millions):

	2016	2015
Trade receivables — billed	$1,452	$1,546
Trade receivables — unbilled	228	201
Total trade receivables	1,680	1,747
Allowance for doubtful accounts	(41)	(16)
Total trade receivables, net	$1,639	$1,731

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Approximately $41 million of unbilled receivables as of December 31, 2016 relates to services provided under ongoing long-term contracts that were not yet billable pursuant to the terms of those agreements but will be invoiced in 2017. We expect the unbilled receivables for continuing services under these contracts to be $23 million as of December 31, 2017.

When evaluating the adequacy of the allowance for doubtful accounts, the Company considers historical bad debts, customer creditworthiness, current economic trends, changes in customer payment terms and collection trends. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

A summary roll forward of the allowance for doubtful accounts, for 2016, 2015 and 2014 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2013	$(16)
Bad debt expense	(9)
Write-offs, net of recoveries	9
Allowance for doubtful accounts as of December 31, 2014	(16)
Bad debt expense	(10)
Write-offs, net of recoveries	10
Allowance for doubtful accounts as of December 31, 2015	(16)
Bad debt expense	(29)
Write-offs, net of recoveries	4
Allowance for doubtful accounts as of December 31, 2016	$(41)

(f)Settlement Deposits, Receivables and Payables

We manage certain integrated electronic payment services and programs and wealth management processes for our clients that require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities. Settlement receivables represent amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the Consolidated Balance Sheet and operating cash flows on the Consolidated Statements of Cash Flows. The payment solution services that give rise to these settlement balances are separate and distinct from those settlement activities referred to under (b) Cash and Cash Equivalents, where the services we provide primarily facilitate the movement of funds.

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

In conjunction with the organizational modifications in the first quarter of 2016, we reallocated goodwill associated with the reclassified businesses based on relative fair values as of January 1, 2016. We refreshed our step zero qualitative analysis identifying no indications of impairment for any of our reporting units.

The Company assesses goodwill for impairment on an annual basis during the fourth quarter using a September 30 measurement date unless circumstances require a more frequent measurement. For each of 2016, 2015, and 2014, we began our assessment with the step zero qualitative analysis. In performing the step zero qualitative analysis for each year, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one quantitative analysis specifically for the purpose of our annual impairment test in any year presented in these financial statements.

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

We engaged independent specialists to perform a valuation of our indefinite lived intangible assets in 2016 and 2015, and prior to that in 2012, using a form of income approach valuation known as the relief-from-royalty method, which is a Level 3 type measurement. For 2016, we proceeded directly to a step one quantitative analysis. There was an excess of fair value over carrying value for each of our indefinite-lived intangible assets in the 2016 and 2015 independent valuations. For 2014, we began our assessment with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets based on the 2012 valuation. Based upon the results of these assessments, there were no indications of impairment.

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

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed) or at the beginning of application development (for internal-use software), software development costs, which primarily include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed) or prior to application development (for internal-use

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to 10 years, or (2) the ratio of current revenues to total anticipated revenues over its useful life.

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

(n)Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card and wealth management processing services, other payment processing services, professional services, software licensing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud revenue and software related services. The Company recognizes revenue when: (i) evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collection is considered probable. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Revenue generated from contracts executed outside of our North American operations represented approximately 24%, 22% and 22% of total revenue in 2016, 2015 and 2014, respectively.

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
We establish VSOE of selling price using the price charged when the same element is sold separately, or in the case of post-contract customer support , when a substantive stated renewal rate is provided to the customer. In certain circumstances, the Company is not able to establish VSOE for all deliverables in a multiple element arrangement. This may be due to infrequent standalone sales for an element, a limited sales history for new solutions or pricing within a broader range than permissible by our policy to establish VSOE. In those circumstances, we proceed to the alternative levels in the hierarchy of determining selling price. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company is typically not able to determine TPE and we rarely use this measure since we are generally unable to reliably verify standalone prices of competitive solutions. ESP is established in those instances where neither VSOE nor TPE are available, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles.

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

Processing Services Revenues

Processing services are comprised of data processing and application and/or facility management, including our SaaS and cloud offerings. Revenues from processing services are typically volume- or activity-based depending on factors such as the number of accounts processed, transactions or trades processed, users, number of hours of services or computer resources used. They can also be based on minimum monthly usage fees. Revenues from these arrangements are recognized as services are performed. Processing services represented 67% of total revenues in 2016 and 75% of total revenues in 2015 and 2014.

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

Professional Services Revenues

Revenues and costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement when these upfront services do not have standalone value or if revenue otherwise allocable to these elements is contingent upon delivery of other elements in the arrangement. Revenues and costs related to other consulting service agreements are recognized as the services are provided, assuming the separation criteria outlined above are satisfied. Professional services as a percentage of total revenues were 15%, 14% and 15% in 2016, 2015 and 2014, respectively. A significant portion of our professional services revenues is derived from contracts for dedicated personnel resources who are often working full-time at a client site and under their direction. These revenues generally re-occur as contracts are renewed.

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
Software license revenue and related post-contract customer support represented approximately 16%, 9% and 7% of total revenues in 2016, 2015 and 2014, respectively, with over 60% of the revenue representing post-contractual support revenue.

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

Hardware and Other Revenues

Hardware and other miscellaneous revenues including termination fees represented approximately 2%, 2% and 3% of our total revenues in 2016, 2015 and 2014, respectively, and are recognized following the separation and recognition criteria discussed above. The Company generally does not stock in inventory the hardware products sold, but arranges for delivery of hardware from third-party suppliers. The Company evaluates the gross vs. net indicators for these transactions and records the revenue related to hardware transactions on a gross basis as appropriate and the related costs are included in cost of revenue as appropriate if the Company is considered the primary obligor by the customer, bears risk of loss and has latitude in establishing prices on the equipment.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The FASB has recently issued several amendments to

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Topic 606, including further guidance on principal versus agent considerations, clarification on identifying performance obligations and accounting for licenses of intellectual property.

The effective date of the standard was postponed to reporting periods beginning after December 15, 2017, with early adoption allowed for reporting periods beginning after December 15, 2016. We currently anticipate adopting the new standard effective January 1, 2018.

Entities can transition to the standard either with retrospective application to the earlier years presented in their financial statements or with a cumulative-effect adjustment as of the date of adoption. We currently anticipate adopting the new standard using the retrospective method with the application of certain practical expedients; however, a final decision regarding the adoption method has not been made. Our decision to adopt using the retrospective method is dependent on several factors, including the significance of the impact on our financial results and the completion of our analysis of information necessary to restate prior-period financial statements.

While we are continuing to assess the impact the adoption of ASU 2014-09 will have on our financial position and results of operations, we currently anticipate the largest area of impact to relate to our accounting for set up and implementation services related to our data processing and application management service agreements. Currently, to the extent these activities have standalone value and the related fees are not contingent on the delivery of future services, they are recognized as performed. Under the new standard, to the extent these services are not considered distinct in the context of the related service contracts, the associated revenue and cost will be deferred and recognized over the estimated contract period. We also anticipate that the timing of recognition of certain term license early renewals will be deferred until the commencement of the renewal term under the original license agreement. Currently, term license renewals are generally recognized upon execution of the renewal agreement. The Company is in the process of quantifying the impact of the issues identified above as well as finalizing its accounting positions on other areas where the impact is not expected to be significant.

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

(s)Provision for Check Guarantee Losses

In the Company’s check guarantee business, if a guaranteed check presented to a merchant customer is dishonored by the check writer’s bank, the Company reimburses the merchant customer for the check’s face value and pursues collection of the amount from the delinquent check writer. Loss provisions and anticipated recoveries are determined by performing a historical analysis of the Company’s check loss and recovery experience and considering other factors that could affect that experience in the future. Such factors include the general economy, the overall industry mix of customer volumes, statistical analysis of check fraud trends within customer volumes, and the quality of returned checks. The estimated check returns and recovery amounts are subject to risk that actual amounts returned and recovered may be different than the Company’s estimates. The Company had accrued claims payable balances of $9 million and $11 million as of December 31, 2016 and 2015, respectively, related to these estimations. The Company had accrued claims recoverable of $12 million and $13 million as of December 31, 2016 and 2015, respectively, related to these estimations. In addition, the Company recorded provisions for check guarantee losses, net of anticipated recoveries excluding service fees, of $40 million, $49 million and $57 million for the years ended December 31, 2016, 2015 and 2014, respectively. The amount paid to merchant customers, net of amounts recovered from check writers excluding service fees, was $32 million, $41 million and $52 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(t)Net Earnings per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2016, 2015 and 2014 are computed using the treasury stock method.

Net earnings and earnings per share for the years ended December 31, 2016, 2015 and 2014 are as follows (in millions, except per share data):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2016	2015	2014
Earnings from continuing operations attributable to FIS, net of tax	$567	$639	$690
Earnings (loss) from discontinued operations attributable to FIS, net of tax	1	(7)	(11)
Net earnings attributable to FIS common stockholders	$568	$632	$679
Weighted average shares outstanding — basic	326	285	285
Plus: Common stock equivalent shares	4	4	4
Weighted average shares outstanding — diluted	330	289	289
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$1.74	$2.24	$2.42
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	(0.03)	(0.04)
Net earnings per share — basic attributable to FIS common stockholders *	$1.74	$2.22	$2.38
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$1.72	$2.21	$2.39
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	(0.03)	(0.04)
Net earnings per share — diluted attributable to FIS common stockholders *	$1.72	$2.19	$2.35

* amounts may not sum due to rounding.
Options to purchase approximately 3 million, 4 million and 4 million shares of our common stock for the years ended December 31, 2016, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(u)Certain Reclassifications

Certain reclassifications have been made in the 2015 and 2014 Consolidated Financial Statements to conform to the classifications used in 2016.

(3)Acquisitions

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
$5,079

As of December 31, 2015, we recorded a preliminary allocation of the purchase price to SunGard tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2015. The provisional amounts for intangible assets were based on independent third-party valuations performed. Land and building valuations were based on appraisals performed by certified property appraisers. Goodwill was recorded as the residual amount

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

by which the purchase price exceeded the provisional fair value of the net assets acquired. Land and building valuations based on appraisals performed by certified property appraisers were underway as of December 31, 2015 and were completed during 2016. Our evaluations of the facts and circumstances available as of November 30, 2015 to assign fair values to other assets acquired and liabilities assumed has been completed as of December 31, 2016, as are our assessments of the economic characteristics of the acquired software and other intangibles.

In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the financial statements were not retrospectively adjusted for any measurement-period adjustments that occurred in subsequent periods. Rather, any adjustments to provisional amounts that were identified during the measurement period are recorded in the reporting period in which the adjustment was determined. During the year ended December 31, 2016, adjustments were recorded to increase the fair values assigned to intangible assets, deferred taxes, other liabilities and property and equipment and to reduce the value assigned to goodwill. We are also required to record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Additional depreciation and amortization of $5 million that would have been recognized in 2015 was recorded during the year ended December 31, 2016 related to the changes in provisional values of intangible assets.

The purchase price allocation as adjusted for measurement period adjustments recorded through December 31, 2016 is as follows (in millions):

Cash	$631
Trade receivables	526
Other receivables	57
Property and equipment	145
Computer software	674
Intangible assets	4,560
Other assets	67
Goodwill	5,800
Liabilities assumed and noncontrolling interest	(7,381)
$5,079

The following table summarizes the liabilities assumed in the SunGard acquisition (in millions):

Long-term debt (subsequently retired)	$4,738
Deferred income taxes	1,772
Deferred revenue	278
Other liabilities and noncontrolling interest	593
$7,381

The gross contractual amount of trade receivables acquired was approximately $546 million. The difference between that total and the amount reflected above represents our best estimate at the acquisition date of the contractual cash flows not expected to be collected. This difference was derived using SunGard's historical bad debts, sales allowances and collection trends.

In connection with the SunGard acquisition, we also granted approximately 2 million restricted stock units in replacement of similar outstanding unvested awards held by SunGard employees. The amounts attributable to services already rendered were included as an adjustment to the purchase price and the amounts attributable to future services will be expensed over the remaining vesting period based on a valuation as of the date of closing.

Pro Forma Results

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SunGard's revenues and pre-tax loss from continuing operations of $254 million and $12 million, respectively, from November 30, 2015 through December 31, 2015, are included in the Consolidated Statements of Earnings. Selected unaudited pro forma results of operations for the years ended December 31, 2015 and 2014, assuming the SunGard acquisition had occurred as of January 1, 2014, are presented for comparative purposes below (in millions, except per share amounts):

	2015	2014
Total processing and services revenues	$9,139	$8,986
Net earnings (loss) from continuing operations attributable to FIS common stockholders	$389	$(35)
Pro forma earnings (loss) per share - basic from continuing operations attributable to FIS common stockholders	$1.19	$(0.11)
Pro forma earnings (loss) per share - diluted from continuing operations attributable to FIS common stockholders	$1.17	$(0.11)

Pro forma results include impairment charges of $339 million and merger and integration related costs of $200 million on a pre-tax basis for 2014. The pro forma results do not include any anticipated synergies, but do include the impacts of purchase accounting adjustments and conforming commission policies. SunGard elected to expense commission payments as incurred whereas FIS recognizes commission expense over the period that the related revenue is recognized. The pro forma earnings (pre-tax) have been increased by $12 million and $15 million for 2015 and 2014, respectively, to conform SunGard’s expense recognition to FIS' policy. SunGard’s policies and practices surrounding software development and capitalization of related costs differed from those used by FIS and were conformed to those of FIS prospectively. As a result, more development costs qualify to be capitalized than SunGard had recorded historically. It is not practicable to determine what the impact of the changes in application of the capitalization principles would have been for purposes of these pro forma results.

Excluding the impact of deferred revenue adjustments, total pro forma revenues would be $9,149 million and $9,223 million for 2015 and 2014, respectively.

Other Acquisitions

The Company completed a number of other acquisitions in 2015 and 2014 that were not significant, individually or in the aggregate, including Clear2Pay NV. ("Clear2Pay") for $462 million in October 2014, Reliance Financial Corporation ("Reliance") for $110 million in July 2014, and Credit Management Solutions, Inc. ("CMSI") for $29 million in April 2014. The results of operations and financial position of these entities are included in the Consolidated Financial Statements from and after the date of acquisition.

The addition of Clear2Pay expanded FIS’ global payments capabilities and enhanced our ability to deliver differentiated enterprise payments solutions. Because the Clear2Pay purchase price was denominated in Euros, we initiated a foreign currency forward contract to purchase Euros and sell U.S. Dollars to manage the risk arising from fluctuations in exchange rates until the closing.  As this derivative did not qualify for hedge accounting, we recorded a charge of $16 million in Other income (expense), net during the third quarter of 2014.  This forward contract was settled on October 1, 2014.

Our acquisition of Atlanta-based Reliance enabled us to provide a full-service wealth management and retirement offerings encompassing technology, full back-office operations outsourcing, custody services and retirement trust and fiduciary services.

Capco Contingent Consideration

The Capco purchase price in 2010 included cash consideration of $298 million at closing plus future contingent consideration valued at $114 million based on targeted operating performance in 2013 through 2015. We recorded an additional charge of $85 million in December 2013 as a result of amendments to the earn-out provisions based on management's outlook and increased projections of Capco's future results in light of its consistently improving performance. The amendments established a final agreed amount in total cash contingent consideration and number of shares in equity contingent consideration, subject to reduction and forfeiture provisions if operating performance targets are not met. The liability had previously been reduced by $22 million in 2011 and increased by $44 million in 2013 based on forecasts of achievement of targeted operating performance. No adjustments were required in 2016, 2015, 2014 and 2012. The remaining

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

contingent consideration liability is $6 million as of December 31, 2016, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. The remaining payments will be made in 2017, subject to any forfeitures and indemnities.

In conjunction with the acquisition, Capco and FIS established a New Hires and Promotions Incentive Plan ("NHP") to attract new employees and to retain and incent existing employees and management. This plan provided for aggregate payments of up to $68 million to eligible participants upon achievement of targeted operating performance in 2013 through 2015. The NHP was amended and restated in December 2013 to: (1) fix the total amount payable at $43 million, subject to reduction and forfeiture provisions; (2) establish the named participants and their respective unit allocations; and (3) eliminate any continued service requirements to FIS by the participants after the amendment date. Based on management's expectation that the operating performance measures would be achieved, the liability for the NHPP was adjusted to the present value of the amended total payout, with the resulting increase of $18 million recorded in 2013. Prior to the amendment, the expected liability was being expensed over the performance period, which was deemed to equal the service period.

(4)Property and Equipment

Property and equipment as of December 31, 2016 and 2015 consists of the following (in millions):

	2016	2015
Land	$31	$30
Buildings	204	203
Leasehold improvements	137	139
Computer equipment	909	846
Furniture, fixtures, and other equipment	207	178
	1,488	1,396
Accumulated depreciation and amortization	(862)	(785)
	$626	$611

During the years ended December 31, 2016 and 2015, the Company entered into capital lease and other financing obligations of $43 million and $9 million, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Consolidated Balance Sheets as of December 31, 2016. Periodic payments are included in repayment of borrowings on the Consolidated Statements of Cash Flows.

Depreciation and amortization expense on property and equipment, including that recorded under capital leases, amounted to $185 million, $139 million and $130 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(5)Goodwill

Changes in goodwill during the years ended December 31, 2016 and 2015 are summarized as follows (in millions):

	IFS	GFS	Corporate & Other	Total
Balance, December 31, 2014	$6,627	$1,990	$261	$8,878
Goodwill acquired during 2015	1,049	4,653	301	6,003
Goodwill distributed through sale of non-strategic assets	—	—	(98)	(98)
Purchase price and foreign currency adjustments	—	(38)	—	(38)
Balance, December 31, 2015	7,676	6,605	464	14,745
Purchase price and foreign currency adjustments	—	(273)	65	(208)
Goodwill relating to PS&E included in assets held for sale	—	—	(359)	(359)
Balance, December 31, 2016	$7,676	$6,332	$170	$14,178

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In conjunction with the organizational modifications in the first quarter of 2016, we reallocated goodwill associated with the reclassified businesses based on relative fair value as of January 1, 2016. We refreshed our step zero qualitative analysis, identifying no indications of impairment for any of our reporting units. In performing the step zero qualitative analysis for 2016, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. As a result, no reporting units were at risk of impairment as of the September 30, 2016 measurement date (see Note 2 (g)).

(6)Intangible Assets

Customer relationships intangible assets are obtained as part of acquired businesses and are amortized over their estimated useful lives, generally five to 10 years, using accelerated methods. Trademarks determined to have indefinite lives are not amortized. Certain other trademarks are amortized over periods ranging up to 15 years. As of December 31, 2016 and 2015, trademarks carried at $80 million and $81 million, respectively, were classified as indefinite-lived.

Intangible assets as of December 31, 2016 consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$6,367	$(1,840)	$4,527
Trademarks	180	(43)	137
	$6,547	$(1,883)	$4,664

Intangible assets as of December 31, 2015 consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$6,782	$(1,782)	$5,000
Trademarks	181	(22)	159
	$6,963	$(1,804)	$5,159

Amortization expense for intangible assets with finite lives was $507 million, $231 million and $215 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated amortization of intangibles, including the contract intangible in our Brazilian Venture, which is amortized as a reduction in revenue, for the next five years is as follows (in millions):

2017	$681
2018	678
2019	667
2020	489
2021	453

(7)Computer Software

Computer software as of December 31, 2016 and 2015 consists of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2016	2015
Software from business acquisitions	$1,138	$1,189
Capitalized software development costs	1,066	985
Purchased software	172	126
Computer software	2,376	2,300
Accumulated amortization	(768)	(716)
Computer software, net of accumulated amortization	$1,608	$1,584

Amortization expense for computer software was $396 million, $229 million and $210 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(8)Deferred Contract Costs

Deferred contract costs as of December 31, 2016 and 2015 consists of the following (in millions):

	2016	2015
Installations and conversions in progress	$57	$34
Installations and conversions completed, net	108	93
Sales commissions and other, net	145	126
Deferred contract costs, net	$310	$253

Amortization of deferred contract costs was $87 million, $71 million and $72 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(9)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2016 and 2015 consists of the following (in millions):

	2016	2015
Salaries and incentives	$379	$325
Accrued benefits and payroll taxes	98	114
Trade accounts payable and other accrued liabilities	512	564
Accrued interest payable	89	62
Taxes other than income tax	62	65
Capco acquisition related liabilities	6	66
Total accounts payable and accrued liabilities	$1,146	$1,196

(10)Long-Term Debt
Long-term debt as of December 31, 2016 and 2015 consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2016	2015
2017 Term Loans (1)	$—	$1,300
2018 Term Loans (2)	550	1,500
Senior Notes due June 2017, interest payable semi-annually at 1.450%	300	300
Senior Notes due April 2018, interest payable semi-annually at 2.000%	250	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750	750
Senior Notes due October 2020, interest payable semi-annually at 3.625%	1,750	1,750
Senior Notes due August 2021, interest payable semi-annually at 2.250%	750	—
Senior Notes due March 2022, interest payable semi-annually at 5.000%	700	700
Senior Notes due October 2022, interest payable semi-annually at 4.500%	500	500
Senior Notes due April 2023, interest payable semi-annually at 3.500%	1,000	1,000
Senior Notes due June 2024, interest payable semi-annually at 3.875%	700	700
Senior Notes due October 2025, interest payable semi-annually at 5.000%	1,500	1,500
Senior Notes due August 2026, interest payable semi-annually at 3.000%	1,250	—
Senior Notes due August 2046, interest payable semi-annually at 4.500%	500	—
Revolving Loan, (3)	36	1,250
Other	(58)	(56)
	10,478	11,444
Current portion	(332)	(15)
Long-term debt, excluding current portion	$10,146	$11,429
__________________________________________

(1)	Interest on the 2017 Term Loans was generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings.

(2)
Interest on the 2018 Term Loans is generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. As of December 31, 2016, the weighted average interest rate on the 2018 Term Loans was 1.87%.

(3)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of December 31, 2016, the weighted average interest rate on the Revolving Loan, excluding fees, was 1.75%.

On August 10, 2016, FIS amended and extended its syndicated credit agreement (the “Credit Agreement”) and paid down the balance of $600 million on the 2017 Term Loans. As of December 31, 2016, the Credit Agreement provided total committed capital of $3,000 million in the form of a revolving credit facility (the "Revolving Loan") maturing on August 10, 2021. FIS is also a party to a syndicated term loan agreement (the "Term Loan Agreement" and together with the Credit Agreement, the "FIS Credit Agreements"), which as of December 31, 2016 provided term loans of $550 million maturing on November 30, 2018 (the "2018 Term Loans"). As of December 31, 2016, the outstanding principal balance of the Revolving Loan was $36 million, with $2,957 million of borrowing capacity remaining thereunder (net of $7 million in outstanding letters of credit issued under the Revolving Loan).

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

The obligations of FIS under the FIS Credit Agreements and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreements and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and customary events of default.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to the extension of the Revolving Loan and issuance of the 2021, 2026, and 2046 Notes, FIS recorded approximately $25 million of deferred financing costs in 2016, which will be amortized into interest expense over the life of the loan and notes. Also, as a result of the pay down of the 2017 Term Loans and the partial pay down of the 2018 Term Loans, FIS incurred a pre-tax charge upon extinguishment of approximately $2 million in 2016 due to the write-off of associated previously capitalized debt issue costs.

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond premiums and discounts of $36 million as of December 31, 2016 (in millions):

Total
2017	$332
2018	1,564
2019	9
2020	1,750
2021	786
Thereafter	6,150
Total principal payments	10,591
Debt issuance costs, net of accumulated amortization	(77)
Total long-term debt	10,514

Voluntary prepayment of the term loans is generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date, which occurs at August 10, 2021.

On February 2, 2017, FIS issued a notice to redeem 100% of the outstanding aggregate principal amount of its $700 million 5.000% Senior Notes due 2022 (the "Notes") on March 15, 2017. The Notes are expected to be funded by borrowings under the Company’s Revolving Loan and cash proceeds from the sale of Public Sector and Education ("PS&E") (see Note 15).

FIS may redeem the 2017 Notes, the April and October 2018 Notes, 2020 Notes, 2021 Notes, October 2022 Notes, 2023 Notes, 2024 Notes, 2025 Notes, 2026 Notes, and 2046 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption; provided no make-whole amount will be paid for redemptions of the 2020 Notes and the 2021 Notes during the one month prior to their maturity, the October 2022 Notes during the two months prior to its maturity, the 2023 Notes, the 2024 Notes, the 2025 Notes, and the 2026 Notes during the three months prior to their maturity, and the 2046 Notes during the six months prior to their maturity.

Debt issuance costs of $77 million, net of accumulated amortization, remain capitalized as of December 31, 2016, related to all of the above outstanding debt.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations.

The fair value of the Company’s long-term debt is estimated to be approximately $183 million higher than the carrying value as of December 31, 2016. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to December 31, 2016, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)Financial Instruments

As of December 31, 2016, we have entered into the following interest rate swap transaction converting a portion of the interest rate exposure on our Term and Revolving Loans from variable to fixed (in millions):

Effective date	Termination date	Notional amount	Bank pays variable rate of	FIS pays fixed rate of
January 4, 2016	January 1, 2018	$500	One Month LIBOR (1)	0.92%	(2)
___________________________________

(1)	0.77% in effect as of December 31, 2016.

(2)	Does not include the applicable margin and facility fees paid to lenders on Term and Revolving Loans as described above.

We have designated this interest rate swap as a cash flow hedge and, as such, it is carried on the Consolidated Balance Sheets at fair value with changes in fair value included in other comprehensive earnings, net of tax.

Due to the Term and Revolving Loans reductions discussed in Note 10, interest rate swaps with a notional amount totaling $1,250 million were terminated as of December 31, 2016. As a result, FIS recognized an approximate $2 million before tax loss due to the release of fair value changes from other comprehensive earnings.

A summary of the fair value of the Company’s interest rate derivative instruments is as follows (in millions):

	December 31, 2016		December 31, 2015
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent assets	$1
Interest rate swap contracts	Accounts payable and accrued liabilities	—	Accounts payable and accrued liabilities	—
Interest rate swap contracts	Other long-term liabilities	—	Other long-term liabilities	1

In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of our interest rate swap are Level 2-type measurements. We considered our own credit risk and the credit risk of the counterparties when determining the fair value of our interest rate swap. Adjustments are made to these amounts and to accumulated other comprehensive earnings ("AOCE") within the Consolidated Statements of Comprehensive Earnings and Consolidated Statements of Equity as the factors that impact fair value change, including current and projected interest rates, time to maturity and required cash transfers/settlements with our counterparties. Periodic actual and estimated settlements with counterparties are recorded to interest expense as a yield adjustment to effectively fix the otherwise variable rate interest expense associated with the Term and Revolving Loans for hedge notional amounts.

A summary of the effect of derivative instruments on the Consolidated Statements of Comprehensive Earnings and recognized in AOCE for the years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	Amount of gain (loss) recognized in AOCE on derivatives
Derivatives in cash flow hedging relationships	2016	2015	2014
Interest rate derivative contracts	$(7)	$(17)	$(4)

	Amount of gain (loss) reclassified from AOCE into income
Location of gain (loss) reclassified from AOCE into income	2016	2015	2014
Interest expense	$(9)	$(4)	$(6)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Approximately $1 million of the balance in AOCE as of December 31, 2016, is expected to be reclassified into income over the next twelve months.

Our existing cash flow hedge is highly effective and there was no impact on earnings due to hedge ineffectiveness. It is our practice to execute such instruments with credit-worthy banks at the time of execution and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2016, we believe that our interest rate swap counterparty will be able to fulfill their obligations under our agreement and we believe we will have debt outstanding through the various expiration date of the swap such that the forecasted transactions remain probable of occurring.

(12)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2016, 2015 and 2014 consists of the following (in millions):

	2016	2015	2014
Current provision:
Federal	$308	$248	$248
State	54	33	32
Foreign	131	52	64
Total current provision	$493	$333	$344
Deferred provision (benefit):
Federal	$(147)	$50	$(4)
State	(12)	5	(2)
Foreign	(17)	(9)	(3)
Total deferred provision	(176)	46	(9)
Total provision for income taxes	$317	$379	$335

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
United States	$571	$864	$789
Foreign	335	173	264
Total	$906	$1,037	$1,053

Total income tax expense for the years ended December 31, 2016, 2015 and 2014 is allocated as follows (in millions):

	2016	2015	2014
Tax expense per statements of earnings	$317	$379	$335
Tax expense attributable to discontinued operations	1	(2)	(3)
Unrealized (loss) gain on foreign currency translation	30	—	(5)
Other components of other comprehensive income	1	(5)	(2)
Total income tax expense (benefit) allocated to other comprehensive income	31	(5)	(7)
Tax benefit from exercise of stock options	(32)	(29)	(40)
Total income tax expense	$317	$343	$285

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	3.0	4.6	4.6
Federal benefit of state taxes	(1.0)	(1.6)	(1.6)
Foreign rate differential	(3.0)	(2.6)	(2.6)
Other	1.0	1.1	(3.6)
Effective income tax rate	35.0%	36.5%	31.8%

The significant components of deferred income tax assets and liabilities as of December 31, 2016 and 2015 consist of the following (in millions):

	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$223	$228
Employee benefit accruals	111	98
Other deferred tax assets	151	112
Total gross deferred income tax assets	485	438
Less valuation allowance	(177)	(167)
Total deferred income tax assets	308	271
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	2,464	2,606
Deferred contract costs	131	103
Other deferred tax liabilities	75	100
Total deferred income tax liabilities	2,670	2,809
Net deferred income tax liability	$2,362	$2,538

Deferred income taxes have been classified in the Consolidated Balance Sheets as of December 31, 2016 and 2015 as follows (in millions):

	2016	2015
Current assets	$101	$100
Noncurrent assets (included in other noncurrent assets)	25	22
Total deferred income tax assets	126	122
Current liabilities (included in accounts payable and accrued liabilities)	(4)	(2)
Noncurrent liabilities	(2,484)	(2,658)
Total deferred income tax liabilities	(2,488)	(2,660)
Net deferred income tax liability	$(2,362)	$(2,538)

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities associated with assets held for sale are presented as a component of Assets held for sale in the Consolidated Balance Sheet. As of December 31, 2016, the Company has deferred tax assets of $2 million and deferred tax liabilities of $157 million included as a component of Assets held for sale.

 As of December 31, 2016 and 2015, the Company had income taxes receivable of $13 million and $139 million, respectively. These amounts are included in Other receivables in the Consolidated Balance Sheets.

As of December 31, 2016 and 2015, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $223 million and $228 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2016 and 2015 of $49 million and $53 million, respectively, which expire between 2020 and 2036. The Company has a valuation allowance related to these deferred tax assets for net operating loss carryforwards in the amounts of $34 million and $35 million as of December 31, 2016 and 2015. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2016 and 2015 of $174 million and $175 million, respectively. The Company has valuation allowances related to these net operating losses as of December 31, 2016 and 2015 of $143 million and $132 million, respectively. As of December 31, 2016 and 2015, the Company had foreign tax credit carryforwards of $1 million and $14 million, respectively, which expire between 2020 and 2025.

The Company participates in the IRS' Compliance Assurance Process (CAP), which is a real-time continuous audit. The IRS has completed its review for years through 2014. Currently, we believe the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2009. Substantially all state income tax returns have been concluded through 2011.
The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States.  As of December 31, 2016 and 2015 U.S. income taxes have not been provided on a cumulative total of $813 million and $674 million of such earnings.  At this time, a determination of the amount of unrecognized deferred tax liability is not practicable.

As of December 31, 2016 and 2015, the Company had gross unrecognized tax benefits of $87 million and $98 million of which $67 million and $75 million would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits as of January 1, 2015	$18
Amount of decreases due to lapse of the applicable statute of limitations	(5)
Assumed in SunGard acquisition	82
Increases as a result of tax positions taken in the current period	1
Increases as a result of tax positions taken in a prior period	2
Amount of unrecognized tax benefit as of December 31, 2015	98
Amount of decreases due to lapse of the applicable statute of limitations	(4)
Amount of decreases due to settlements	(23)
Increases as a result of tax positions taken in the current period	2
Increases as a result of tax positions taken in a prior period	14
Amount of unrecognized tax benefit as of December 31, 2016	$87

The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $6 million, $2 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The total amount of interest and penalties included in the Consolidated Balance Sheets is $25 million and $27 million as of December 31, 2016 and 2015, respectively. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to the expiration of various statutes of limitation in the next twelve months, an estimated $5 million of gross unrecognized tax benefits may be recognized during that twelve-month period.

(13)Commitments and Contingencies

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

DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

On May 28, 2013, DataTreasury Corporation (the “Plaintiff”) filed a patent infringement lawsuit against the Company and multiple banks in the U.S. District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Plaintiff seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method ("CBM") post-grant reviews of the validity of the Plaintiff's asserted patents at the U.S. Patent and Trademark Office ("USPTO").  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. On April 29, 2015, the Patent Trial and Appeal Board ("PTAB") issued final written decisions on the Company’s two CBM petitions holding that all claims of the Plaintiff’s two patents are unpatentable ("Final Written Decision"). On August 27, 2015, the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the USPTO’s Final Written Decisions. On October 13, 2016, the Federal Circuit affirmed the USPTO's Final Written Decisions finding the Plaintiff's two patents to be unpatentable. On January 11, 2017, the Plaintiff filed a petition for certiorari to the Supreme Court of the United States seeking to appeal certain findings of the Federal Circuit. We do not believe a liability is probable or reasonably estimable and, therefore, have not recorded a liability for these claims.

Acquired Contingencies (SunGard)

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. The Consolidated Balance Sheet as of December 31, 2016 includes a liability of $104 million mostly related to unclaimed property examinations and tax compliance matters.

Reliance Trust Claims

Reliance Trust Company, the Company’s subsidiary, is named as a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan for one of its customers. Plaintiffs in the action seek damages and attorneys’ fees, as well as equitable relief, for alleged breaches of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974. The action also makes claims against the Plan's sponsor and recordkeeper. Reliance Trust Company is vigorously defending the action and believes that it has meritorious defenses. While we believe that the ultimate resolution of the matter will not have a material impact on our financial condition, we are unable at this time to make an estimate of potential losses arising from the action because the matter is at an early state and involves unresolved questions of fact and law.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed nine claims against Servicos asserting potential tax liabilities of approximately $14 million. There are potentially 26 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $56 million making the total potential exposure for all 35 claims approximately $70 million. We do not believe a liability for these 35 total claims is probable or reasonably estimable and, therefore, have not recorded a liability for any of these claims.

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

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2021, and thereafter, in the aggregate, are as follows (in millions):

2017	$96
2018	91
2019	67
2020	49
2021	33
Thereafter	65
Total	$401

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $4 million per year that renew on a short-term basis. See Note 4 for information on the Company's capital lease obligations.

Rent expense incurred under all operating leases during the years ended December 31, 2016, 2015 and 2014, was $143 million, $93 million and $85 million, respectively.

Data Processing, Maintenance and Other Service Agreements.  The Company has agreements with various vendors, which expire between 2017 and 2023, principally for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $557 million as of

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2016. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.

(14)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan (ESPP). Eligible employees may voluntarily purchase, at current market prices, shares of FIS’ common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying matching amounts as specified in the ESPP. The Company recorded expense of $19 million, $26 million and $26 million, respectively, for the years ended December 31, 2016, 2015 and 2014, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plans

The Company’s U.S. employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded expense of $80 million, $38 million and $36 million, respectively, for the years ended December 31, 2016, 2015 and 2014, relating to the participation of FIS employees in the 401(k) plan.

SunGard and its subsidiaries also maintained savings and other defined contribution plans in and outside of the U.S. The U.S. 401(k) plan was frozen with respect to new contributions effective with the SunGard acquisition and during 2016 was merged with the FIS plan, in which legacy SunGard employees now participate.

Stock Compensation Plans

In 2008, the Company adopted the FIS 2008 Omnibus Incentive Plan ("FIS Plan"). The FIS Plan was amended and restated in 2013 and combined with a plan assumed in conjunction with the 2009 Metavante acquisition ("FIS Restated Plan"). The restatement authorized an additional 6 million shares for issuances, which was approved by stockholders in 2013. In May 2015, another 12 million shares were authorized for issuance under the FIS Restated Plan and approved by stockholders.

On November 30, 2015, in conjunction with the SunGard acquisition, the Company registered an additional 10 million shares, representing the remaining shares available for issuance under the SunGard 2005 Management Incentive Plan, as amended ("the SG Plan"), immediately prior to the consummation of the SunGard acquisition. These shares are now available for grant under the FIS Restated Plan for legacy SunGard employees and new FIS employees.

Also on November 30, 2015, in conjunction with the SunGard acquisition, the Company registered up to approximately 2 million shares of FIS common stock on a Post-Effective Amendment on Form S-8, reserved for issuance with respect to converted restricted stock units ("RSU's") under the SG Plan. This SG Plan will remain in existence until such time as these RSU's vest and the shares are exercised or the SG Plan is otherwise terminated.

A summary of the options granted (all of which vest over three years), outstanding and shares available for grant under the FIS Restated Plan follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FIS Restated Plan
Available for grant as of December 31, 2014	7
Granted in 2014	3
Outstanding as of December 31, 2015	16
Available for grant as of December 31, 2015	26
Granted in 2016	5
Outstanding as of December 31, 2016	17
Available for grant as of December 31, 2016	21

The following schedule summarizes the stock option activity for the years ended December 31, 2016, 2015 and 2014 (in millions except for per share amounts):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2013	14	$32.49
Granted	4	58.72
Exercised	(3)	22.69
Cancelled	—	46.21
Balance, December 31, 2014	15	41.56
Granted	3	65.91
Exercised	(2)	29.67
Cancelled	—	54.08
Balance, December 31, 2015	16	47.19
Granted	5	63.58
Exercised	(3)	36.15
Cancelled	(1)	62.25
Balance, December 31, 2016	17	53.21

The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $103 million, $73 million and $93 million, respectively. The Company generally issues shares from treasury stock for stock options exercised.

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2016:

	Outstanding Options				Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of December 31, 2016 (a)	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of December 31, 2016 (a)
	(In millions)			(In millions)	(In millions)			(In millions)
$ 0.00 - $ 25.66	1	1.80	$24.71	$73	1	1.80	$24.71	$73
$ 25.67 - $ 27.40	1	0.82	27.11	58	1	0.82	27.11	58
$ 27.41 - $ 48.75	4	3.40	45.21	108	4	3.40	45.21	108
$ 48.76 - $ 59.91	3	4.68	58.19	53	2	4.40	58.15	20
$ 59.92 - $ 62.92	4	6.10	62.92	51	—	3.00	62.92	2
$ 62.93 - $ 79.41	4	5.58	66.17	34	—	3.93	64.82	4
$ 0.00 - $ 79.41	17	4.42	53.21	$377	8	2.86	41.74	$265
_________________________

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)	Intrinsic value is based on a closing stock price as of December 31, 2016 of $75.64.

The weighted average fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was estimated to be $9.35, $10.67 and $9.15, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2016	2015	2014
Risk free interest rate	1.2%	1.4%	1.4%
Volatility	20.4%	21.7%	21.2%
Dividend yield	1.6%	1.6%	1.6%
Weighted average expected life (years)	4.2	4.2	4.2

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

The Company granted a total of 1 million restricted stock shares at prices ranging from $56.44 to $79.41 on various dates in 2016. The Company granted a total of 1 million restricted stock shares at prices ranging from $61.33 to $69.33 on various dates in 2015. The Company granted a total of 1 million restricted stock shares at prices ranging from $52.85 to $64.04 on various dates in 2014. These shares were granted at the closing market price on the date of grant and vest annually over three years. As of December 31, 2016 and 2015, we have approximately 3 million and 4 million unvested restricted shares remaining. The December 31, 2016 balance includes those RSU's converted in connection with the SunGard acquisition as noted above.

The Company has provided for total stock compensation expense of $137 million, $98 million and $56 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation. Of the total stock compensation expense, $2 million for 2014 relates to liability based awards that will not be credited to additional paid in capital until issued. Total compensation expense for 2016 and 2015 did not include amounts relating to liability based awards.

As of December 31, 2016 and 2015, the total unrecognized compensation cost related to non-vested stock awards is $141 million and $206 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.4 years and 1.6 years, respectively.

German Pension Plans

Our German operations have unfunded, defined benefit plan obligations. These obligations relate to benefits to be paid to German employees upon retirement. The accumulated benefit obligation as of December 31, 2016 and 2015, was $49 million and $48 million, respectively, and the projected benefit obligation was $50 million and $49 million, respectively. The plan remains unfunded as of December 31, 2016.

(15)Divestitures and Discontinued Operations

On December 7, 2016, the Company entered into a definitive agreement to sell the SunGard Public Sector and Education ("PS&E") businesses for $850 million. The transaction included all PS&E solutions, which provide a comprehensive set of technology solutions to address public safety and public administration needs of government entities as well as the needs of K-12 school districts. The divestiture is consistent with our strategy to serve the financial services markets. We received cash proceeds, net of taxes and transaction-related expenses of approximately $500 million. Net cash proceeds are expected to be used to reduce outstanding debt (see Note 10). The PS&E businesses are included in the Corporate and Other segment. The transaction closed on February 1, 2017, resulting in an expected pre-tax gain ranging from $85 million to $90 million that will

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

be recognized in the first quarter of 2017. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax gain and related prior period earnings remain reported within earnings from continuing operations.

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

As described below, certain operations are reported as discontinued in the Consolidated Statements of Earnings for the years ended December 31, 2016, 2015 and 2014. The revenues and earnings (losses) of the businesses included in discontinued operations for the periods presented were as follows:

Revenues	2016	2015	2014
eCas business line	$—	$—	$3

Earnings (loss) from discontinued operations net of tax:	2016	2015	2014
eCas business line	$—	$(4)	$(5)
Participacoes operations	1	(3)	(6)
Total discontinued operations	$1	$(7)	$(11)

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

Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its clients during the second quarter of 2011. Participacoes had earnings (losses) before taxes of $2 million, $(5) million and $(10) million during the years ended December 31, 2016, 2015 and 2014, respectively. The shut-down activities involved the transfer and termination of approximately 2,600 employees, which was completed in 2011. Former employees generally had up to two years from the date of terminations, extended through April 2013, to file labor claims and a number of them did file labor claims. As of December 31, 2016, there were approximately 475 active claims remaining. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $12 million in court ordered deposits, is $10 million as of December 31, 2016. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

(16)Components of Other Comprehensive Earnings

The following table shows accumulated other comprehensive earnings ("AOCE") attributable to FIS by component, net of tax, for the year ended December 31, 2016 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other (1)	Total
Balances, December 31, 2015	$1	$(259)	$(21)	$(279)
Other comprehensive gain/(loss) before reclassifications	(5)	(55)	3	(57)
Amounts reclassified from AOCE	5	—	—	5
Net current period AOCE attributable to FIS	—	(55)	3	(52)
Balances, December 31, 2016	$1	$(314)	$(18)	$(331)

(1)
Includes the cash settlement payment on treasury lock contracts associated with bridge financing for the SunGard acquisition. This amount will be amortized as an adjustment to interest expense over the ten years in which the related interest payments that were hedged are recognized in income.

The amount reclassified from AOCE for interest rate derivative contracts includes $8 million recorded as interest expense, reduced by a related $3 million provision for income taxes. See Note 12 for the tax provision associated with each component of other comprehensive income.

(17)Related Party Transactions

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco") in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of December 31, 2016 was $88 million. Upon the exit of one partner bank, certain terms of the Brazilian Venture were subsequently renegotiated between Banco Bradesco and FIS and were memorialized in an Amended Association Agreement in November 2010. Among other things, the payout for the Brazilian Venture Notes was extended over a ten-year period. Additional performance remuneration provisions upon the achievement of targeted account and transaction volumes were renegotiated, for which additional related party payables were recorded as of December 31, 2011, based on management's expectation that the targets will be met. The passage of time and the achievement of certain targets triggered payments to Banco Bradesco of $6 million and $5 million in 2016 and 2015, respectively. In addition, the board of directors for the Brazilian Venture declared a dividend during the years ended December 31, 2016 and 2015, resulting in payments of $20 million and $24 million respectively, to Banco Bradesco. The carrying value of the noncontrolling interest as of December 31, 2016 was $99 million.

The Company recorded revenues of $272 million, $237 million and $281 million during the years ended December 31, 2016, 2015 and 2014, respectively, from Banco Bradesco. Revenues included $12 million and $96 million of unfavorable currency impact during the years ended December 31, 2016 and 2015, respectively, resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and Brazilian Real in 2016 as compared to 2015 and 2015 as compared to 2014.

The Brazilian Venture currently processes approximately 80 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		December 31,
Related Party	Balance sheet location	2016	2015
Banco Bradesco	Trade receivables	$45	$31
Banco Bradesco	Accounts payable and accrued liabilities	10	9
Banco Bradesco	Other long-term liabilities	22	24

(18)Concentration of Risk

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company generates a significant amount of revenues from large clients, however, no individual client accounted for 10% or more of total revenues in the years ended December 31, 2016, 2015 and 2014.

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

(19)Segment Information

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We recast all previous periods to conform to the new segment presentation. Following our November 30, 2015 acquisition of SunGard, the SunGard business was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we further integrated the acquired SunGard businesses through March 31, 2016, we reclassified certain SunGard businesses (corporate liquidity and wealth management) that are oriented more to the retail banking and payments activities of IFS into that segment. Certain other businesses from both SunGard (public sector and education businesses, which was divested on February 1, 2017), and legacy FIS (global commercial services and check processing) were reclassified to the Corporate and Other segment, as have SunGard administrative expenses.

Summarized financial information for the Company’s segments is shown in the following tables reclassified to conform to the current segment presentation.
As of and for the year ended December 31, 2016 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$4,566	$4,250	$425	$9,241
Operating expenses	3,029	3,211	1,703	7,943
Depreciation and amortization from continuing operations	273	247	64	584
Purchase accounting amortization	1	6	583	590
EBITDA	1,811	1,292	(631)	2,472
Acquisition deferred revenue adjustment	—	—	192	192
Acquisition, integration and severance costs	—	—	281	281
Adjusted EBITDA	$1,811	$1,292	$(158)	$2,945

EBITDA				$2,472
Interest expense				383
Depreciation and amortization from continuing operations				584
Purchase accounting amortization				590
Other income (expense) unallocated				(9)
Provision for income taxes				317
Net earnings (loss) from discontinued operations				1
Net earnings attributable to noncontrolling interest				22
Net earnings attributable to FIS common stockholders				$568
Capital expenditures (1)	$294	$317	$48	$659
Total assets	$10,249	$9,028	$6,748	$26,025
Goodwill	$7,676	$6,332	$170	$14,178
(1) Capital expenditures include $43 million of capital leases and other financing obligations.

As of and for the year ended December 31, 2015 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$3,846	$2,360	$390	$6,596
Operating expenses	2,504	1,953	1,040	5,497
Depreciation and amortization from continuing operations	226	146	59	431
Purchase accounting amortization	—	—	238	238
EBITDA	1,568	553	(353)	1,768
Acquisition deferred revenue adjustment	—	—	48	48
Acquisition, integration and severance costs	—	—	171	171
Global restructure	—	—	45	45
Adjusted EBITDA	$1,568	$553	$(89)	$2,032

EBITDA				$1,768
Interest expense				183
Depreciation and amortization from continuing operations				431
Purchase accounting amortization				238
Other income (expense) unallocated				121
Provision for income taxes				379
Net earnings (loss) from discontinued operations				(7)
Net earnings attributable to noncontrolling interest				19
Net earnings attributable to FIS common stockholders				$632
Capital expenditures (1)	$235	$168	$21	$424
Total assets	$10,035	$9,508	$6,656	$26,199
Goodwill	$7,676	$6,605	$464	$14,745
(1) Capital expenditures include $9 million of capital leases.

As of and for the year ended December 31, 2014 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$3,679	$2,198	$536	$6,413
Operating expenses	2,419	1,849	874	5,142
Depreciation and amortization from continuing operations	214	133	64	411
Purchase accounting amortization	—	—	215	215
EBITDA	1,474	482	(59)	1,897
Contract settlement	9	—	—	9
Acquisition, integration and severance costs	—	—	21	21
Adjusted EBITDA	$1,483	$482	$(38)	1,927

EBITDA				$1,897
Interest expense				158
Depreciation and amortization from continuing operations				411
Purchase accounting amortization				215
Other income (expense) unallocated				(60)
Provision for income taxes				335
Net earnings (loss) from discontinued operations				(11)
Net earnings attributable to noncontrolling interest				28
Net earnings attributable to FIS common stockholders				$679
Capital expenditures (1)	$207	$155	$36	$398
Total assets	$8,631	$3,699	$2,182	$14,512
Goodwill	$6,627	$1,990	$261	$8,878
(1) Capital expenditures include $26 million of capital leases.

Total assets as of December 31, 2016, 2015 and 2014 exclude $6 million, $1 million and $8 million, respectively related to discontinued operations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue generated from contracts executed outside of our North American operations represented approximately 24%, 22% and 22% of total revenue in 2016, 2015 and 2014, respectively. Clients in Brazil, the United Kingdom, France and Germany accounted for the majority of the revenues from clients based outside of North America for all periods presented. FIS conducts business in over 130 countries, with no individual country outside of North America accounting for more than 10% of total revenue for the years ended December 31, 2016, 2015 and 2014.

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $550 million and $470 million as of December 31, 2016 and 2015, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

Integrated Financial Solutions ("IFS")

The IFS segment is focused on serving the North American regional and community bank and savings institution market for transaction and account processing, payment solutions, channel solutions, lending and wealth management solutions, digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. IFS also includes corporate liquidity and wealth management solutions acquired in the SunGard acquisition. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. Clients in this segment include regional and community banks, credit unions and commercial lenders, as well as government institutions, merchants and other commercial organizations. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, product integration, information and security, and compliance in a cost effective manner.

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets and asset management and insurance solutions, as well as banking and payments solutions and consulting and transformation services.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries around the world. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house,” using consulting and third party service providers as well as fully outsourced end-to-end solutions. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. GFS clients now also include asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms due to the addition of SunGard. This segment also includes the Company's consolidated Brazilian Venture (see Note 17 of the Notes to Consolidated Financial Statements).

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses. The business solutions in this segment include public sector and education, commercial services and check authorization. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance, such as acquisition integration and severance costs. The Corporate and Other segment also includes the impact on revenue for 2016 and 2015 of adjusting SunGard's deferred revenue to fair value. The composition of our Corporate and Other segment changed with the new segment presentation in 2015. Specifically, costs such as sales, finance, human resources, risk and information security and other administrative support functions that are directly attributable to IFS or GFS are recorded to those reportable segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2016 the Company recorded certain costs relating to integration and severance activity primarily from the SunGard acquisition of $281 million. During 2015 the Company recorded transaction and other costs, including integration activity, related to SunGard and other recent acquisitions and other severance costs of $171 million and severance costs in connection with the reorganization and streamlining of operations in our GFS segment of $45 million. During 2014 the Company recorded transaction and other costs, including integration activity, related to recent acquisitions and other severance costs of $21 million.

(20)Share Repurchase Program

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on January 29, 2014, authorized repurchases of up to $2.0 billion through December 31, 2017. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $1,224 million of plan capacity remained available for repurchases as of December 31, 2016.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2016	—	$—	$—
December 31, 2015	5	$66.10	$300
December 31, 2014	9	$54.89	$476

There were no share repurchases in 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

We completed the SunGard acquisition on November 30, 2015 (see Note 3 of the Notes to the Consolidated Financial Statements).  SunGard has been fully integrated into the assessment of internal control reporting as of December 31, 2016.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc., SunGard, SunGard Capital Corp. II, Seahawk Merger Sub 1, Inc., Seahawk Merger Sub, LLC and Seahawk Merger Sub 3, Inc.	8-K	001-16427	2.1	8/14/2015
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Fourth Amended and Restated Bylaws of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	1/27/2017
4.1	Form of certificate representing Fidelity National Information Services, Inc. Common Stock.	S-3ASR	333-131593	4.3	2/6/2006
4.2	Indenture, dated as of March 19, 2012, among FIS, as issuer, the subsidiaries of FIS listed on the signature page thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	3/20/2012
4.3	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	4/15/2013
4.4	First Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	4/15/2013
4.5	Second Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	4/15/2013
4.6	Third Supplemental Indenture, dated as of June 3, 2014, among FIS, each of the Guarantors and the Bank of New York Mellon Trust Company, N.A. a national banking association, as trustee.	8-K	001-16427	4.1	6/3/2014
4.7	Fourth Supplemental Indenture, dated as of June 3, 2014, among FIS, each of the Guarantors and the Bank of New York Mellon Trust Company, N.A. a national banking association, as trustee.	8-K	001-16427	4.2	6/3/2014

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.8	Fifth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	10/20/2015
4.9	Sixth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	10/20/2015
4.10	Seventh Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	10/20/2015
4.11	Eighth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	10/20/2015
4.12	Ninth Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	8/16/2016
4.13	Tenth Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	8/16/2016
4.14	Eleventh Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	8/16/2016
10.1	Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Fidelity National Financial, Inc., Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc.	8-K	001-16427	99.1	10/27/2006
10.2	Cross-Indemnity Agreement, dated as of October 23, 2006 by and between Fidelity National Information Services, Inc. and Fidelity National Title Group, Inc.	8-K	001-16427	99.2	10/27/2006
10.3	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001. (1)	10-K405	001-16427	10.25	3/25/2002
10.4	Certegy 2002 Bonus Deferral Program Terms and Conditions. (1)	10-K405	001-16427	10.29	3/25/2002
10.5	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003. (1)	10-K	001-16427	10.40	2/17/2004
10.6	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K405	001-16427	10.15	3/25/2002

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.7	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K	001-16427	10.15(a)	2/17/2004
10.8	Form of Stock Option Agreement and Notice of Stock Option Grant under Fidelity National Information Services, Inc. 2005 Stock Incentive Plan. (1)	8-K		99.10	8/25/2005
10.9	Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan, effective as of December 16, 2004. (1)	Schedule 14A		Annex A	11/15/2004
10.10	Form of Notice of Stock Option Grant and Stock Option Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan. (1)	10-K	001-16427	10.50	2/27/2009
10.11	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006. (1)	S-4/A	333-135845	Annex C	9/19/2006
10.12	Amended and Restated Metavante 2007 Equity Incentive Plan. (1)	S-8	333-158960	10.1	10/1/2009
10.13	Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made between November 2007 and October 2008. (1)	Metavante Technologies, Inc. 8-K	001-33747	10.10(a)	11/6/2007
10.14	Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made in November 2008. (1)	Metavante Technologies, Inc.10-K	001-33747	10.10(b)	2/20/2009
10.15	Form of Stock Option Agreement for grants made in November 2009 under the Amended and Restated Metavante 2007 Equity Incentive Plan. (1)	10-K	001-16427	10.44	2/26/2010
10.16	Form of Stock Option grant issued under Amended and Restated Metavante 2007 Equity Incentive Plan - Certificate of Option Agreement for grants made in October 2010. (1)	10-K	001-16427	10.70	2/25/2011
10.17	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006. (1)	S-4/A	333-135845	Annex D	9/19/2006
10.18	Acceleration, Change of Role and Non-Competition Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc. and William P. Foley II. (1)	10-Q	001-16427	10.1	5/4/2012
10.19	Form of Fidelity National Information Services, Inc. (f/k/a Certegy Inc.) Non-Qualified Stock Option Agreement. (1)	10-K	001-16427	10.56	3/1/2007
10.20	Employment Agreement, dated as of March 31, 2009, by and among Fidelity National Information Services, Inc. and Frank R. Martire. (1)	S-4	333-158960	10.1	5/4/2009

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.21	Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc. and Frank R. Martire, effective as of December 1, 2009. (1)	8-K	001-16427	10.1	12/3/2009
10.22	Amendment No. 1 to Employment Agreement, effective as of March 30, 2012, by and among Fidelity National Information Services, Inc. and Frank R. Martire. (1)	10-Q	001-16427	10.3	5/4/2012
10.23	Amendment to Employment Agreement, effective as of January 1, 2015, by and among Fidelity National Information Services, Inc. and Frank R. Martire. (1)	10-K	001-16427	10.28	2/27/2015
10.24	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc. and Frank R. Martire. (1)	10-K	001-16427	10.29	2/26/2016
10.25	Severance Agreement and Release, effective as of December 31, 2016 by and among Fidelity National Information Services, Inc. and Frank R. Martire. (1)					*
10.26	Agreement to Serve as Chairman of the FIS' Board of Directors, effective as of January 1, 2017 by and among Fidelity National Information Services, Inc. and Frank R. Martire. (1)					*
10.27	Amended and Restated Employment Agreement, effective as of December 29, 2009, by and among Fidelity National Information Services, Inc. and Gary A. Norcross. (1)	8-K	001-16427	10.1	12/29/2009
10.28	Amendment No. 1 to Amended and Restated Employment Agreement, effective as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-Q	001-16427	10.4	5/4/2012
10.29	Amendment to Employment Agreement, effective as of January 1, 2015, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.31	2/27/2015
10.30	Amendment to Employment Agreement, effective as of February 23, 2016, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.33	2/26/2016
10.31	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall. (1)	8-K	001-16427	10.13	10/2/2009

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.32	Amendment to Employment Agreement, effective as of January 29, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.51	2/28/2014
10.33	Second Amendment to Employment Agreement, effective as of March 15, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.52	2/28/2014
10.34	Amendment to Employment Agreement, effective as of February 23, 2016, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.37	2/26/2016
10.35	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc., and Michael P. Oates. (1)	10-K	001-16427	10.43	2/28/2014
10.36	Amendment No. 1 to Employment Agreement, effective as of February 8, 2012, by and among Fidelity National Information Services, Inc., and Michael P. Oates. (1)	10-K	001-16427	10.44	2/28/2014
10.37	Amendment No. 2 to Employment Agreement, effective as of January 29, 2013, by and among Fidelity National Information Services, Inc., and Michael P. Oates. (1)	10-K	001-16427	10.82	2/26/2013
10.38	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Michael P. Oates. (1)	10-K	001-16427	10.41	2/26/2016
10.39	Employment Agreement, effective as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.81	2/26/2013
10.40	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.43	2/26/2016
10.41	Employment Agreement, effective as of October 1, 2009, by and between Fidelity National Information Services, Inc. and Anthony Jabbour. (1)	10-K	001-16427	10.46	2/26/2016
10.42	Amendment to Employment Agreement, effective as of February 23, 2016 by and between Fidelity National Information Services, Inc. and Anthony Jabbour. (1)	10-K	001-16427	10.47	2/26/2016
10.43	Employment Agreement, effective as of February 1, 2016, by and between Fidelity National Information Services, Inc. and Marianne Brown. (1)	10-K	001-16427	10.48	2/26/2016

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.44	Employment Agreement, effective as of November 15, 2016, by and between Fidelity National Information Services, Inc. and Katy Thompson. (1)					*
10.45	Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in October 2010. (1)	10-K	001-16427	10.65	2/25/2011
10.46	Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in April, June, September and October 2010. (1)	10-K	001-16427	10.66	2/25/2011
10.47	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012. (1)	10-K	001-16427	10.53	2/28/2014
10.48	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012. (1)	10-K	001-16427	10.54	2/28/2014
10.49	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., pursuant to the Amended and Restated 2008 Omnibus Incentive Plan for grants made in November 2012. (1)	10-K	001-16427	10.55	2/28/2014
10.50	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October and December 2013. (1)	10-K	001-16427	10.56	2/28/2014
10.51	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October and December 2013. (1)	10-K	001-16427	10.57	2/28/2014
10.52	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in October 2013. (1)	10-K	001-16427	10.58	2/28/2014
10.53	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 29, 2013. (1)	DEF 14A	001-16427	Annex A	4/19/2013
10.54	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014. (1)	10-K	001-16427	10.58	2/26/2016

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.55	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014. (1)	10-K	001-16427	10.59	2/26/2016
10.56	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014. (1)	10-K	001-16427	10.60	2/26/2016
10.57	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015. (1)	10-K	001-16427	10.61	2/26/2016
10.58	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015. (1)	10-K	001-16427	10.62	2/26/2016
10.59	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015. (1)	10-K	001-16427	10.63	2/26/2016
10.60	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)					*
10.61	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)					*
10.62	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)					*
10.63	Amendment Agreement, dated as of August 21, 2015, by and among Fidelity National Information Services, Inc., certain subsidiaries of the Company party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as Swing Line Lenders and L/C Issuers.	8-K	001-16427	10.1	8/25/2015
10.64	Term Loan Credit Agreement, dated as of September 1, 2015, by and among Fidelity National Information Services, Inc., each lender party thereto and Bank of America, N.A., as Administrative Agent.	8-K	001-16427	10.1	9/3/2015

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.65	Sixth Amendment and Restatement Agreement, dated as of August 10, 2016, by and among Fidelity National Information Services, Inc., each lender party thereto and JP Morgan Chase Bank N.A., as Administrative Agent.	8-K	001-16427	10.1	8/11/2016
10.66	Second Amendment Agreement to the Term Loan Credit Agreement, dated as of September 1, 2015, by and among Fidelity National Information Services, Inc., each lender party thereto and Bank of America, N.A., as Administrative Agent.	8-K	001-16427	10.2	8/11/2016
10.67	SunGard 2005 Management Incentive Plan as amended and restated February 13, 2013. (1)	10-K	000-53653	10.36	3/20/2013
10.68	Form of November 2012 Time-Based Restricted Stock Unit Award Agreement, filed as Exhibit 10.65 to SunGard (formerly named SunGard Capital Corp.) Form 10-K for the year ended December 31, 2012. (1)	10-K	000-53653	10.65	3/20/2013
10.69	Form of June 2014 Performance-Based Restricted Stock Unit Award Agreement, filed as Exhibit 10.37 to SunGard (formerly named SunGard Capital Corp.) Form 10-K for the year ended December 31, 2014. (1)	10-K	000-53653	10.37	3/25/2015
10.70	Form of June 2014 Time-Based Restricted Stock Unit Award Agreement, filed as Exhibit 10.38 to SunGard (formerly named SunGard Capital Corp.) Form 10-K for the year ended December 31, 2014. (1)	10-K	000-53653	10.38	3/25/2015
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*
31.1
Certification of Gary A. Norcross, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 23, 2017	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2017	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 23, 2017	By:	/s/ KATY T. THOMPSON
Katy T. Thompson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 23, 2017	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
Chairman of the Board
Director

Date:	February 23, 2017	By:	/s/ WILLIAM P. FOLEY, II
William P. Foley, II
Vice Chairman of the Board

Date:	February 23, 2017	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President, Chief Executive Officer and Director

Date:	February 23, 2017	By:	/s/ ELLEN R. ALEMANY
Ellen R. Alemany
Director

Date:	February 23, 2017	By:	/s/ THOMAS M. HAGERTY
Thomas M. Hagerty
Director

Date:	February 23, 2017	By:	/s/ KEITH W. HUGHES
Keith W. Hughes
Director

Date:	February 23, 2017	By:	/s/ DAVID K. HUNT
David K. Hunt
Director

Date:	February 23, 2017	By:	/s/ STEPHAN A. JAMES
Stephan A. James
Director

Date:	February 23, 2017	By:	/s/ RICHARD N. MASSEY
Richard N. Massey
Director

Date:	February 23, 2017	By:	/s/ LESLIE M. MUMA
Leslie M. Muma
Director

Date:	February 23, 2017	By:	/s/ JAMES B. STALLINGS, JR.
James B. Stallings, Jr.
Director