Form 10-Q
period 2017-03-31
Fidelity National Information Services, Inc.
filed 2017-05-03
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of April 30, 2017, 330,582,225 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2017
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	2
B. Condensed Consolidated Statements of Earnings for the three months ended March 31, 2017 and 2016	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2017 and 2016	4
D. Condensed Consolidated Statement of Equity for the three months ended March 31, 2017	5
E. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risks	27
Item 4. Controls and Procedures	28
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 6. Exhibits	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$705	$683
Settlement deposits	507	520
Trade receivables, net of allowance for doubtful accounts of $31 and $41 as of March 31, 2017 and December 31, 2016, respectively	1,596	1,639
Settlement receivables	267	175
Other receivables	58	65
Prepaid expenses and other current assets	276	236
Deferred income taxes	—	101
Assets held for sale	—	863
Total current assets	3,409	4,282
Property and equipment, net	610	626
Goodwill	14,184	14,178
Intangible assets, net	4,498	4,664
Computer software, net	1,682	1,608
Deferred contract costs, net	325	310
Other noncurrent assets	378	363
Total assets	$25,086	$26,031
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,269	$1,146
Settlement payables	758	714
Deferred revenues	760	680
Current portion of long-term debt	351	332
Liabilities held for sale	—	279
Total current liabilities	3,138	3,151
Long-term debt, excluding current portion	9,154	10,146
Deferred income taxes	2,389	2,484
Deferred revenues	21	19
Other long-term liabilities	394	386
Total liabilities	15,096	16,186
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 600 shares authorized, 431 shares issued as of March 31, 2017 and December 31, 2016	4	4
Additional paid in capital	10,419	10,380
Retained earnings	3,341	3,299
Accumulated other comprehensive earnings (loss)	(298)	(331)
Treasury stock, 102 and 103 shares as of March 31, 2017 and December 31, 2016, respectively, at cost	(3,588)	(3,611)
Total FIS stockholders’ equity	9,878	9,741
Noncontrolling interest	112	104
Total equity	9,990	9,845
Total liabilities and equity	$25,086	$26,031
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
Processing and services revenues	$2,255	$2,181
Cost of revenues	1,582	1,553
Gross profit	673	628
Selling, general, and administrative expenses	413	444
Operating income	260	184
Other income (expense):
Interest expense, net	(93)	(93)
Other income (expense), net	56	(1)
Total other income (expense), net	(37)	(94)
Earnings from continuing operations before income taxes	223	90
Provision for income taxes	79	31
Earnings from continuing operations, net of tax	144	59
Earnings (loss) from discontinued operations, net of tax	—	—
Net earnings	144	59
Net earnings attributable to noncontrolling interest	(6)	(4)
Net earnings attributable to FIS common stockholders	$138	$55
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.42	$0.17
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—
Net earnings per share — basic attributable to FIS common stockholders	$0.42	$0.17
Weighted average shares outstanding — basic	328	324
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.41	$0.17
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—
Net earnings per share — diluted attributable to FIS common stockholders	$0.41	$0.17
Weighted average shares outstanding — diluted	333	327
Cash dividends paid per share	$0.29	$0.26
Amounts attributable to FIS common stockholders:
Net earnings from continuing operations	$138	$55
Net earnings (loss) from discontinued operations	—	—
Net earnings attributable to FIS common stockholders	$138	$55

Amounts in table may not sum due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended March 31,
	2017		2016
Net earnings		$144		$59
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$—		$(6)
Reclassification adjustment for gains (losses) included in net earnings	—		2
Unrealized gain (loss) on investments and derivatives, net	—		(4)
Foreign currency translation adjustments	36		54
Other comprehensive earnings (loss), before tax:	36		50
Provision for income tax expense (benefit) related to items of other comprehensive earnings	—		(4)
Other comprehensive earnings (loss), net of tax	$36	36	$54	54
Comprehensive (loss) earnings:		180		113
Net (earnings) loss attributable to noncontrolling interest		(6)		(4)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(3)		(7)
Comprehensive earnings (loss) attributable to FIS common stockholders		$171		$102

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Three months ended March 31, 2017
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2016	431	(103)	$4	$10,380	$3,299	$(331)	$(3,611)	$104	$9,845
Exercise of stock options	—	1	—	13	—	—	38	—	51
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(2)	—	—	(15)	—	(17)
Stock-based compensation	—	—	—	28	—	—	—	—	28
Cash dividends paid ($0.29 per share per quarter) and other distributions	—	—	—	—	(96)	—	—	(1)	(97)
Net earnings	—	—	—	—	138	—	—	6	144
Other comprehensive loss, net of tax	—	—	—	—	—	33	—	3	36
Balances, March 31, 2017	431	(102)	$4	$10,419	$3,341	$(298)	$(3,588)	$112	$9,990
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$144	$59
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	339	293
Amortization of debt issue costs	12	5
Gain on sale of business	(85)	—
Stock-based compensation	26	30
Deferred income taxes	(150)	(64)
Excess income tax benefit from exercise of stock options	—	(8)
Other operating activities	—	(1)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	67	21
Settlement activity	(36)	(20)
Prepaid expenses and other assets	(50)	(51)
Deferred contract costs	(37)	(17)
Deferred revenue	77	165
Accounts payable, accrued liabilities, and other liabilities	147	(27)
Net cash provided by operating activities	454	385

Cash flows from investing activities:
Additions to property and equipment	(44)	(34)
Additions to computer software	(111)	(111)
Proceeds from sale of business	827	—
Other investing activities, net	(1)	(1)
Net cash provided by (used in) investing activities	671	(146)

Cash flows from financing activities:
Borrowings	1,381	1,639
Repayment of borrowings	(2,443)	(1,791)
Excess income tax benefit from exercise of stock options	—	8
Proceeds from exercise of stock options	64	26
Treasury stock activity	(17)	(18)
Dividends paid	(95)	(85)
Other financing activities, net	(4)	(18)
Net cash used in financing activities	(1,114)	(239)
Effect of foreign currency exchange rate changes on cash	11	20
Net increase in cash and cash equivalents	22	20
Cash and cash equivalents, beginning of period	683	682
Cash and cash equivalents, end of period	$705	$702

Supplemental cash flow information:
Cash paid for interest	$59	$37
Cash paid for income taxes	$55	$48
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

(1) Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2016 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2017.

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 10).

(2) Acquisitions

SunGard

FIS completed the SunGard acquisition on November 30, 2015, and SunGard's results of operations and financial position are included in the consolidated financial statements from and after the date of acquisition.

In accordance with ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments", the financial statements were not retrospectively adjusted for any measurement-period adjustments that occurred in subsequent periods. Rather, any adjustments to provisional amounts that were identified during the measurement period are recorded in the reporting period in which the adjustment was determined. During the year ended December 31, 2016, adjustments were recorded to increase the fair values assigned to intangible assets, deferred taxes, other liabilities and property and equipment and to reduce the value assigned to goodwill. We are also required to record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Additional depreciation and amortization of $6 million that would have been recognized in 2015 was recorded during the three months ended March 31, 2016 related to the changes in provisional values of intangible assets.

(3) Condensed Consolidated Financial Statement Details

The following table shows the Company’s condensed consolidated financial statement details as of March 31, 2017 and December 31, 2016 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2017			December 31, 2016
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,520	$910	$610	$1,488	$862	$626
Intangible assets	$6,555	$2,057	$4,498	$6,547	$1,883	$4,664
Computer software	$2,472	$790	$1,682	$2,376	$768	$1,608

The Company entered into capital lease obligations of $74 million and less than $1 million during the three months ended March 31, 2017 and 2016, respectively. The assets are included in property and equipment and the remaining capital lease obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2017. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the three months ended March 31, 2017 are summarized as follows (in millions):

Total
Balance, December 31, 2016	$14,178
Foreign currency adjustments	6
Balance, March 31, 2017	$14,184

As of March 31, 2017, intangible assets, net of amortization, includes $4,364 million of customer relationships and $54 million of finite-lived trademarks, as well as $80 million of non-amortizable assets consisting mainly of indefinite-lived trademarks.  Amortization expense for the quarter related to these intangible assets was $174 million.

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

(4) Long-Term Debt
Long-term debt as of March 31, 2017 and December 31, 2016, consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2017	December 31, 2016
2018 Term Loans (1)	$—	$550
Senior Notes due June 2017, interest payable semi-annually at 1.450%	300	300
Senior Notes due April 2018, interest payable semi-annually at 2.000%	250	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750	750
Senior Notes due October 2020, interest payable semi-annually at 3.625%	1,750	1,750
Senior Notes due August 2021, interest payable semi-annually at 2.250%	750	750
Senior Notes due March 2022, interest payable semi-annually at 5.000%	—	700
Senior Notes due October 2022, interest payable semi-annually at 4.500%	500	500
Senior Notes due April 2023, interest payable semi-annually at 3.500%	1,000	1,000
Senior Notes due June 2024, interest payable semi-annually at 3.875%	700	700
Senior Notes due October 2025, interest payable semi-annually at 5.000%	1,500	1,500
Senior Notes due August 2026, interest payable semi-annually at 3.000%	1,250	1,250
Senior Notes due August 2046, interest payable semi-annually at 4.500%	500	500
Revolving Loan (2)	242	36
Other	13	(58)
	9,505	10,478
Current portion	(351)	(332)
Long-term debt, excluding current portion	$9,154	$10,146
__________________________________________

(1)
Interest on the 2018 Term Loans was generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. The outstanding balance on the 2018 Term Loans was paid down as of March 31, 2017.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of March 31, 2017, the weighted average interest rate on the Revolving Loan, excluding fees, was 2.17%.

On August 10, 2016, FIS amended and extended its syndicated credit agreement (the "FIS Credit Agreement"). As of March 31, 2017, the FIS Credit Agreement provided total committed capital of $3,000 million in the form of a revolving credit facility (the "Revolving Loan") maturing on August 10, 2021. As of March 31, 2017, the outstanding principal balance of the Revolving Loan was $242 million, with $2,751 million of borrowing capacity remaining thereunder (net of $7 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and customary events of default.

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond premiums and discounts of $34 million as of March 31, 2017 (in millions).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total
2017	$338
2018	1,038
2019	36
2020	1,751
2021	992
Thereafter	5,450
Total principal payments	9,605
Debt issuance costs, net of accumulated amortization	(66)
Total long-term debt	$9,539

There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date, which occurs at August 10, 2021.

On March 15, 2017, FIS redeemed 100% of the outstanding aggregate principal amount of its $700 million 5.000% Senior Notes due March 2022 (the "Notes"). On February 1, 2017, the Company also paid down the outstanding balance on the 2018 Term Loans. The Notes and 2018 Term Loans were funded by borrowings under the Company’s Revolving Loan and cash proceeds from the sale of the Public Sector and Education ("PS&E") business. As a result of the redemption of the Notes and the pay down of the 2018 Term Loans, FIS incurred a pre-tax charge of approximately $25 million consisting of the call premium on the Notes and the write-off of previously capitalized debt issuance costs.

FIS may redeem the 2017 Notes, the April and October 2018 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes, 2024 Notes, 2025 Notes, 2026 Notes, and 2046 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption; provided no make-whole amount will be paid for redemptions of the 2020 Notes and the 2021 Notes during the one month prior to their maturity, the 2022 Notes during the two months prior to their maturity, the 2023 Notes, the 2024 Notes, the 2025 Notes, and the 2026 Notes during the three months prior to their maturity, and the 2046 Notes during the six months prior to their maturity.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations.

The fair value of the Company’s long-term debt is estimated to be approximately $175 million higher than the carrying value as of March 31, 2017. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to March 31, 2017, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(5) Financial Instruments

As of March 31, 2017, we had no interest rate swap transactions.

A summary of the effect of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) and recognized in AOCE for the three months ended March 31, 2017 and 2016 are as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Amount of gain (loss) recognized in AOCE on derivatives			Amount of gain (loss) reclassified from AOCE into income
Derivatives in cash	Three months ended		Location of loss	Three months ended
flow hedging	March 31,		reclassified from	March 31,
relationships	2017	2016	AOCE into income	2017	2016
Interest rate derivative contracts	$—	$(9)	Interest expense	$—	$(2)

Approximately $1 million of the balance in AOCE as of March 31, 2017, is expected to be reclassified into income over the next twelve months.

We use currency forward contracts to manage our exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. As of March 31, 2017 the notional amount of these derivatives was approximately $2 million and the fair value was nominal. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, as of the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

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

 DataTreasury Corporation v. Fidelity National Information Services, Inc. et. al.

On May 28, 2013, DataTreasury Corporation (the “Plaintiff”) filed a patent infringement lawsuit against the Company and multiple banks in the U.S. District Court for the Eastern District of Texas, Marshall Division.  Plaintiff alleges that the Company infringes the patents at issue by making, using, selling or offering to sell systems and methods for image-based check processing. The Plaintiff seeks damages, injunctive relief and attorneys' fees for the alleged infringement of two patents.  On October 25, 2013, the Company filed for covered business method ("CBM") post-grant reviews of the validity of the Plaintiff's asserted patents at the U.S. Patent and Trademark Office ("USPTO").  The Company filed a Motion to Stay the case pending the outcome of the CBM post-grant reviews. On April 29, 2014, the USPTO instituted the Company's two CBM petitions. On August 14, 2014, the Court granted the Company's Motion to Stay the litigation pending the outcome of the CBM review proceedings. On April 29, 2015, the Patent Trial and Appeal Board ("PTAB") issued final written decisions on the Company’s two CBM petitions holding that all claims of the Plaintiff’s two patents are unpatentable ("Final Written Decision"). On August 27, 2015, the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the USPTO’s Final Written Decisions. On October 13, 2016, the Federal Circuit affirmed the USPTO's Final Written Decisions finding the Plaintiff's two patents to be unpatentable. On January 11, 2017, the Plaintiff filed a petition for certiorari to the Supreme Court of the United States seeking to appeal certain findings of the Federal Circuit. On March 20, 2017, the Supreme Court denied the Plaintiff’s

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Petition for Writ of Certiorari. All appeals having been exhausted, on March 30, 2017, the District Court below dismissed the case with prejudice. The case is now over.

Reliance Trust Claims

Reliance Trust Company, the Company’s subsidiary, is named as a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan for one of its customers. Plaintiffs in the action seek damages and attorneys’ fees, as well as equitable relief, for alleged breaches of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974. The action also makes claims against the Plan's sponsor and recordkeeper. Reliance Trust Company is vigorously defending the action and believes that it has meritorious defenses. While we believe that the ultimate resolution of the matter will not have a material impact on our financial condition, we are unable at this time to make an estimate of potential losses arising from the action because the matter is at an early stage and involves unresolved questions of fact and law.

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

Acquired Contingencies (SunGard)

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. The Condensed Consolidated Balance Sheet as of March 31, 2017 includes a liability of $101 million mostly related to unclaimed property examinations and tax compliance matters.

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

(7) Related Party Transactions

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco"), in which we own a 51% controlling interest, to provide comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of March 31, 2017 was $86 million. The carrying value of the noncontrolling interest as of March 31, 2017 was $107 million.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company recorded revenues of $80 million and $55 million during the three months ended March 31, 2017 and 2016, respectively, from Banco Bradesco. Revenues included $14 million of favorable currency impact during the three months ended March 31, 2017, resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and Brazilian Real.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		March 31,	December 31,
Related Party	Balance sheet location	2017	2016
Banco Bradesco	Trade receivables	$48	$45
Banco Bradesco	Accounts payable and accrued liabilities	11	10
Banco Bradesco	Other long-term liabilities	23	22

(8) Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2017 and 2016 are computed using the treasury stock method.

The following table summarizes the earnings per share attributable to FIS common stockholders for the three months ended March 31, 2017 and 2016 (in millions, except per share amounts):

	Three months ended March 31,
	2017	2016
Net earnings from continuing operations attributable to FIS	$138	$55
Net earnings (loss) from discontinued operations attributable to FIS	—	—
Net earnings attributable to FIS common stockholders	$138	$55
Weighted average shares outstanding — basic	328	324
Plus: Common stock equivalent shares	5	3
Weighted average shares outstanding — diluted	333	327
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.42	$0.17
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—
Net earnings per share — basic attributable to FIS common stockholders	$0.42	$0.17
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.41	$0.17
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—
Net earnings per share — diluted attributable to FIS common stockholders	$0.41	$0.17

Amounts in table may not sum due to rounding.
Options to purchase less than 1 million and approximately 11 million shares of our common stock for the three months ended March 31, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(9) Divestitures

On February 1, 2017, the Company closed on the sale of the SunGard Public Sector and Education ("PS&E") business for $850 million, resulting in a pre-tax gain of $85 million. The transaction included all PS&E solutions, which provided a

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

comprehensive set of technology solutions to address public safety and public administration needs of government entities as well as the needs of K-12 school districts. The divestiture is consistent with our strategy to serve the financial services markets. Cash proceeds were used to reduce outstanding debt (see Note 4). Net cash proceeds, after payment of taxes and transaction-related expenses, will be approximately $500 million. The PS&E business was included in the Corporate and Other segment. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax gain and related prior period earnings remain reported within earnings from continuing operations.

(10) Segment Information

Integrated Financial Solutions ("IFS")

The IFS segment is focused primarily on serving the North American regional and community bank and savings institution market for transaction and account processing, payment solutions, channel solutions, lending and wealth management solutions, corporate liquidity, digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. Clients in this segment include regional and community banks, credit unions and commercial lenders, as well as government institutions, merchants and other commercial organizations. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, product integration, information and security, and compliance in a cost effective manner.

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets and asset management and insurance solutions, as well as banking and payments solutions and consulting and transformation services.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house”, fully outsourced end-to-end solutions, and using consulting and third party service providers. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. GFS clients also include asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms. This segment also includes the Company's consolidated Brazilian Venture (Note 7).

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments as well as certain non-strategic businesses. The business solutions in this segment included the PS&E business through its divestiture on February 1, 2017 (Note 9), commercial services and check authorization. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue-generating segment performance, such as acquisition integration and severance costs. The Corporate and Other segment also includes the impact on revenue for 2017 and 2016 of adjusting SunGard's deferred revenue to fair value.

Adjusted EBITDA

This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting". Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. The non-operating items

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the three months ended March 31, 2017 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,128	$1,019	$108	$2,255
Operating expenses	762	801	432	1,995
Depreciation and amortization from continuing operations	76	65	15	156
Purchase accounting amortization	—	—	183	183
EBITDA	442	283	(126)	599
Acquisition deferred revenue adjustment	—	—	3	3
Acquisition, integration and severance costs	—	—	80	80
Adjusted EBITDA	$442	$283	$(43)	682

EBITDA				$599
Interest expense				93
Depreciation and amortization from continuing operations				156
Purchase accounting amortization				183
Other income (expense) unallocated				56
Provision for income taxes				79
Net earnings attributable to noncontrolling interest				6
Net earnings attributable to FIS common stockholders				$138
Capital expenditures (1)	$126	$94	$9	$229
Total assets (2)	$10,310	$9,110	$5,665	$25,085
Goodwill	$7,676	$6,338	$170	$14,184

(1)	Capital expenditures for the three months ended March 31, 2017 include $74 million of capital leases.

(2)	Total assets as of March 31, 2017 exclude $1 million related to discontinued operations.

As of and for the three months ended March 31, 2016 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,112	$990	$79	$2,181
Operating expenses	754	803	440	1,997
Depreciation and amortization from continuing operations	65	58	16	139
Purchase accounting amortization	1	6	147	154
EBITDA	424	251	(198)	477
Acquisition deferred revenue adjustment	—	—	81	81
Acquisition, integration and severance costs	—	—	79	79
Adjusted EBITDA	$424	$251	$(38)	$637

EBITDA				$477
Interest expense				93
Depreciation and amortization from continuing operations				139
Purchase accounting amortization				154
Other income (expense) unallocated				(1)
Provision for income taxes				31
Net earnings attributable to noncontrolling interest				4
Net earnings attributable to FIS common stockholders				$55
Capital expenditures (1)	$60	$75	$11	$146
Total assets (2)	$10,082	$9,420	$6,924	$26,426
Goodwill	$7,670	$6,453	$453	$14,576

(1)	Capital expenditures for the three months ended March 31, 2016 include $1 million of capital leases.

(2)	Total assets as of March 31, 2016 exclude $4 million related to discontinued operations.

Clients in Brazil, the United Kingdom, Germany, Canada and India accounted for the majority of the revenues from clients based outside of North America for all periods presented. Long-term assets, excluding goodwill and other intangible assets, located outside of the United States total $517 million and $478 million as of March 31, 2017 and 2016, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

During the three months ended March 31, 2017 the Company recorded certain costs relating to integration and severance activity primarily from the SunGard acquisition of $80 million. During the three months ended March 31, 2016 the Company recorded transaction and other costs, including integration activity, related to SunGard and other recent acquisitions and other severance costs of $79 million. These costs for the 2017 and 2016 periods were recorded in the Corporate and Other segment.

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

 Overview

FIS is a global leader in financial services technology with a focus on retail and institutional banking, payments, asset and wealth management, risk and compliance, consulting and outsourcing solutions. Through the depth and breadth of our solutions portfolio, global capabilities and domain expertise, FIS serves more than 20,000 clients in over 130 countries. Headquartered in Jacksonville, Florida, FIS employs more than 57,000 people worldwide and holds global leadership positions in payment processing, financial software and banking solutions. Providing software, services and outsourcing of the technology that empowers the financial world, FIS is a Fortune 500 company and is a member of the Standard & Poor’s 500® Index.

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

FIS reports its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. A description of these segments is included in Note 10. Revenues by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, consulting and professional services and software license fees. The majority of our revenue has historically been recurring, and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A considerable portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of accounts and card transactions, among other variable measures, associated with consumer, commercial and capital markets. Consulting and professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients. In 2016, macroeconomic challenges of a slowing global economy, as well as unique events such as Brexit, affected our clients, by predominantly delaying their buying decisions of consulting and professional services in certain markets.

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other capital markets organizations. It also significantly expanded our existing solutions and client base in wealth management, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacted our revenue mix, with a greater concentration of license revenues and higher margin services. As we continue to integrate SunGard into our existing operations, we anticipate significant cost savings around administration and technology expenses, and expect to exit 2017 with a cost synergy run-rate savings of more than $300 million.

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

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice-banking channels. We are focused on enabling our clients to deliver this experience to their customers through our integrated solutions and services. We continue to innovate and invest in these integrated solutions and services to assist clients as they address this market demand. This is an area of on-going competition from global banks, international providers and disruptive technology innovators.
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
High profile North American merchant payment card information security breaches have pushed the payment card industry towards EMV integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can continue to guide our clients through this technology transition and grow our card-driven businesses. We believe the trend to migrate to EMV cards will continue but at a slower volume and pace.

We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity, which we believe as a whole is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose revenue if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company. In 2016, consolidations resulted in our earning termination fees (which are paid to us when customers leave) that were slightly higher than the previous year.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions, especially Brazil and Asia on a constant currency basis during the year ended December 31, 2016. By comparison with FIS, a greater percentage of SunGard's revenues have been contributed historically by international markets, which contributed to this growth trend. Demand for our solutions will also be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2016, we experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening of the U.S. dollar particularly versus the British pound sterling due in part to Brexit. In 2017, we expect continued unfavorable foreign currency impacts.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Transactions with Related Parties

See Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-month periods ended March 31, 2017 and 2016

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2017	2016
Processing and services revenues	$2,255	$2,181
Cost of revenues	1,582	1,553
Gross profit	673	628
Selling, general, and administrative expenses	413	444
Operating income	260	184
Other income (expense):
Interest expense, net	(93)	(93)
Other income (expense), net	56	(1)
Total other income (expense), net	(37)	(94)
Earnings from continuing operations before income taxes	223	90
Provision for income taxes	79	31
Earnings from continuing operations, net of tax	144	59
Earnings (loss) from discontinued operations, net of tax	—	—
Net earnings	144	59
Net earnings attributable to noncontrolling interest	(6)	(4)
Net earnings attributable to FIS common stockholders	$138	$55
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.42	$0.17
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—
Net earnings per share — basic attributable to FIS common stockholders	$0.42	$0.17
Weighted average shares outstanding — basic	328	324
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.41	$0.17
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—
Net earnings per share — diluted attributable to FIS common stockholders	$0.41	$0.17
Weighted average shares outstanding — diluted	333	327
Amounts attributable to FIS common stockholders:
Net earnings from continuing operations	$138	$55
Net earnings (loss) from discontinued operations	—	—
Net earnings attributable to FIS	$138	$55
Amounts in table may not sum due to rounding.

 Processing and Services Revenues

Processing and services revenues for 2017 increased $74 million, or 3.4%, due to volume growth in banking and payment solutions in Brazil, EMEA and APAC regions, growth in the post trade derivatives utility, growth in corporate and digital solutions driven by mobile banking and digital payments, a new business payment solution and growth in risk and compliance solutions. These increases were partially offset by the reduction in revenue from the sale of the PS&E business during the 2017 period and a decline in global trading solutions, resulting from lower license renewals in 2017. Our 2017 revenues also benefited from a lower purchase accounting adjustment, as compared to the 2016 period, to reduce SunGard acquired deferred revenue to fair value. See "Segment Results of Operations (Unaudited)" under Item 2 of this Quarterly Report for more detailed explanation.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,582 million and $1,553 million during the three-month periods ended March 31, 2017 and 2016, respectively, resulting in gross profit of $673 million and $628 million during the respective three-month periods. Gross profit as a percentage of revenues was 29.8% and 28.8% during the three-month periods ended March 31, 2017 and 2016, respectively. The change in gross profit during the 2017 period as compared to 2016 primarily resulted from the revenue variances noted above. The increase in gross profit percentage during the three-months ended March 31, 2017 as compared to the 2016 period is primarily attributable to higher termination fees in 2017 and higher margin item processing solutions as well as realization of ongoing expense synergies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $413 million and $444 million during the three-month periods ended March 31, 2017 and 2016, respectively. The year-over-year decrease is primarily driven by integration and cost management initiatives.

Operating Income

Operating income totaled $260 million and $184 million during the three-month periods ended March 31, 2017 and 2016, respectively. Operating income as a percentage of revenue (“operating margin”) was 11.5% and 8.4% during the three-month periods ended March 31, 2017 and 2016, respectively. The changes in operating income for the three-month period of 2017 as compared to 2016 resulted from the variances addressed above. The increase in operating margin resulted primarily from integration and cost management initiatives, higher margin item processing solutions as well as higher termination fees in 2017.

Total Other Income (Expense), Net

Total other income (expense), net was $(37) million and $(94) million during the three-month periods ended March 31, 2017 and 2016, respectively. Interest expense is the primary component of total other income (expense). On February 1, 2017, the Company closed on the sale of the SunGard Public Sector and Education ("PS&E") business for $850 million, resulting in a pre-tax gain of $85 million, which is included in Other income (expense), net. Other income (expense), net for 2017 also includes a pre-tax charge of approximately $25 million due to the redemption of the Senior Notes due March 2022 and the pay down of the 2018 Term Loans, consisting of the call premium on the Senior Notes due March 2022 and the write-off of previously capitalized debt issuance costs.

Provision for Income Taxes

Income tax expense from continuing operations totaled $79 million and $31 million during the three-month periods ended March 31, 2017 and 2016, resulting in effective tax rates from continuing operations of 35% and 34% for the three month periods, respectively. The 2017 effective tax rate includes a write-off of goodwill with no tax basis in connection with the sale of our PS& E business partially offset by the tax benefit for the deduction for share based payment awards where the tax deduction exceeded the compensation cost for financial reporting purposes.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $138 million and $55 million resulting in earnings per diluted share of $0.41 and $0.17 for the three-month periods ended March 31, 2017 and 2016, respectively. These results reflect the variances described above.

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

Integrated Financial Solutions
(in millions)

	Three months ended March 31,
	2017	2016
Processing and services revenues	$1,128	$1,112
Adjusted EBITDA	$442	$424

Three months ended March 31:

Processing and services revenues increased $16 million, or 1.4%, due to growth in corporate and digital solutions driven by mobile banking, digital payments and a new business payment solution contributing 1.0% and banking and wealth solutions contributing 0.5%.

Adjusted EBITDA increased $18 million, or 4.2%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 110 basis points to 39.2% primarily resulting from higher termination fees in 2017.

Global Financial Solutions
(in millions)

	Three months ended March 31,
	2017	2016
Processing and services revenues	$1,019	$990
Adjusted EBITDA	$283	$251

Three months ended March 31:

Processing and services revenues increased $29 million, or 2.9%, primarily attributable to volume growth in banking and payment solutions in Brazil and EMEA and APAC regions contributing 4.6%, growth in the post trade derivatives utility contributing 0.7% and growth in risk and compliance solutions contributing 0.8%, partially offset by a decline in global trading solutions resulting from lower license renewal in 2017 contributing (3.0%).

Adjusted EBITDA increased $32 million, or 12.7%, primarily resulting from the revenue variances noted above and realization of ongoing expense synergies. Adjusted EBITDA margins increased 240 basis points to 27.8% primarily resulting from growth in higher margin item processing solutions as well as realization of ongoing expense synergies.

Corporate and Other
(in millions)

	Three months ended March 31,
	2017	2016
Processing and services revenues	$108	$79
Adjusted EBITDA	$(43)	$(38)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including commercial services, PS&E (which was divested on February 1, 2017), and check processing.

Three months ended March 31:

Processing and services revenues increased $29 million, or 36.7%, primarily resulting from a lower 2017 purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment), partially offset by the reduction in revenue from the sale of the PS&E business during the 2017 period.

Adjusted EBITDA decreased $5 million, or 13.2%, primarily resulting from the reduction in revenue from the sale of the PS&E business during the 2017 period, partially offset by integration and cost management initiatives.

Liquidity and Capital Resources
Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt payments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Loan described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
As of March 31, 2017, we had cash and cash equivalents of $705 million and long-term debt of $9.5 billion, including the current portion, net of capitalized debt issuance costs. Of the $705 million cash and cash equivalents, approximately $474 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our U.S. cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.29 per common share was paid on March 31, 2017 to shareholders of record as of the close of business on March 17, 2017.
Cash Flows from Operations
Cash flows from operations were $454 million and $385 million during the three-month periods ended March 31, 2017 and 2016, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $69 million higher in the 2017 period primarily due to improved cash collections and the timing of payments.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $155 million and $145 million in capital expenditures (excluding capital leases) during the three-month periods ended March 31, 2017 and 2016, respectively.

Financing

For more information regarding the Company’s long-term debt and financing activity, see Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations during the first three months of 2017 in comparison to the table included in our Annual Report on Form 10-K as filed on February 23, 2017, except as disclosed in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 requires adjustments to provisional amounts initially recorded in a business combination that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. This guidance requires FIS to record and disclose any measurement-period adjustments for the SunGard acquisition or other future business combinations as current period adjustments as opposed to retroactive adjustments to the opening balance sheet of the acquired entity.

In November 2015, the FASB issued ASU No. 2015-17 ("ASU 2015-17"), "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendment is intended to simply the presentation of deferred taxes on the balance sheet. Under the new guidance, deferred tax assets and liabilities are to be classified as non-current assets and liabilities. This will replace the current guidance, which requires the deferred tax assets and liabilities to be presented as current and non-current. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Thus, ASU 2015-17 was effective for FIS as of January 1, 2017. FIS applied prospectively the recording of deferred tax assets and liabilities as non-current and therefore, prior periods have not been adjusted.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments are intended to simplify and improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and tax deficiencies over/under compensation expense recognized will be reflected in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation expense (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Under current guidance, windfalls are classified as financing activities. These changes may result in more volatile net earnings. Similarly, effective tax rates will be subject to more variability since the new guidance reflects all tax benefit excesses and deficiencies in tax expense. Under current practice, stock compensation generally does not impact the effective tax rate since any difference between compensation expense and the ultimate tax deduction is reflected in additional paid in capital. Also under the new guidance, excess tax benefits will no longer be included in assumed proceeds from applying the treasury stock method when computing diluted earnings per share since they will no longer be recognized in additional paid in capital. Consequently, the reduction to common stock equivalents for assumed purchases from proceeds will be lower and the impact of common stock equivalents will be more dilutive. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Thus, ASU 2016-09 was effective for FIS as of January 1, 2017. FIS applied prospectively the recording of excess tax benefits as income tax expense and the presentation of those benefits as an operating activity within the statement of cashflows and, therefore, prior periods have not been adjusted. During 2016, 2015 and 2014, we recorded $32 million, $29 million and $40 million, respectively, to consolidated equity as excess tax benefits from our stock plans.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The FASB has issued several amendments to Topic 606, including further guidance on principal versus agent consideration, clarification on identifying performance obligations and accounting for licenses of intellectual property.

The effective date of the standard was postponed to reporting periods beginning after December 15, 2017, with early adoption allowed for reporting periods beginning after December 15, 2016. We will adopt the new standard effective January 1, 2018.

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

While we continue to assess the impact the adoption of ASU 2014-09 will have on our financial position and results of operations, we currently anticipate changes related to the following areas. Certain revenues currently recorded on a gross basis as a principal may be recorded on a net basis as an agent to the extent the Company does not control the good or service before it is transferred to the customer. Revenue and cost related to set up and implementation services for certain data processing and application management service agreements will be deferred and recognized over the estimated contract period or useful life of the asset to the extent these activities do not transfer a service or are not considered distinct in the context of the related service contracts. Currently, to the extent these activities have standalone value and the related fees are not contingent on the delivery of future services, they are recognized as performed. We also anticipate that the timing of recognition of certain term license early renewals will be deferred until the commencement of the renewal term under the original license agreement. Currently, term license renewals are generally recognized upon execution of the renewal agreement. Additionally, we anticipate recognizing the license portion of software rental fees in certain of our global trading, asset management, and securities processing businesses upon delivery. Currently, software license rental fees are recognized ratably over the rental period as the payments become due and payable. The Company is in the process of quantifying the impact of the issues identified above as well as finalizing its accounting positions on other areas where the impact is not expected to be significant.

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

On June 16, 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instrument - Credit Losses (Topic 326): Measurements on Credit Losses of Financial Instruments.” This ASU's primary objectives are to implement new methodology for calculating credit losses on financial instruments (e.g., trade receivables) based on expected credit losses and broadens the types of information companies must use when calculating the estimated losses. Under current guidance, the credit losses are calculated based on multiple credit impairment objectives and recognition is delayed until the loss is probable to occur. Under the new guidance, financial assets measured at amortized cost basis must now be shown as the net amount expected to be collected. The credit loss allowance is a contra-valuation account. Available-for-sale securities should continue to be recognized in a similar manner to current GAAP; however, the allowance should be presented as an allowance instead of a write-down of the basis of the asset. For public companies that are SEC filers, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period beginning after December 15, 2018. We do not plan to early adopt and expect that the new guidance will not have a material impact on our financial statement presentation, financial position, or results of operations.

On August 26, 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15"), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments are meant to reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues, which are 1) debt prepayment for debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds for the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. We do not plan to early adopt and expect that the new guidance will not have a material impact on our financial statement presentation.

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

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps, if any.

The senior notes as described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of March 31, 2017. The carrying value of the senior notes was $9,250 million as of March 31, 2017. The fair value of the senior notes was approximately $9,425 million as of March 31, 2017. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement by approximately $2 million (based on principal amounts outstanding as of March 31, 2017). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2017. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2017, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of March 31, 2016, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $22 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three months ended March 31, 2017, we generated approximately $462 million in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period)

would have resulted in the following increase or (decrease) in our reported revenues for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31,
Currency	2017	2016
Pound Sterling	$11	$10
Euro	9	10
Real	9	7
Indian Rupee	3	3
Total increase (decrease)	$32	$30

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $1 million of unfavorable foreign currency impact during the three months ended March 31, 2017 resulting from a stronger U.S. Dollar during 2017 as compared to 2016. Net earnings included $2 million of unfavorable foreign currency impact during the three months ended March 31, 2017. In 2017, we expect continued unfavorable foreign currency impact on our net earnings resulting from the continued strengthening of the U.S. Dollar vs. other currencies.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. We did not have any of these derivatives as of March 31, 2017.

We also use currency forward contracts to manage our exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. As of March 31, 2017, the notional amount of these derivatives was approximately $2 million and the fair value was less than $1 million. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the Litigation section of “Commitments and Contingencies” in Note 6 in the Notes to Condensed Consolidated Financial Statements (Unaudited) under Item 1F. of Part I of this report “Financial Information,” is incorporated herein by reference.

Item 1A. Risk Factors

See “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed discussion of risk factors affecting the Company. There have been no material changes in the Risk Factors described therein.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 3, 2017	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 3, 2017	By:	/s/ KATY T. THOMPSON
Katy T. Thompson
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