Form 10-Q
period 2017-06-30
Fidelity National Information Services, Inc.
filed 2017-08-03
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of July 31, 2017, 332,412,861 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2017
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	2
B. Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2017 and 2016	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2017 and 2016	4
D. Condensed Consolidated Statement of Equity for the six months ended June 30, 2017	5
E. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosure About Market Risks	29
Item 4. Controls and Procedures	30
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 6. Exhibits	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$786	$683
Settlement deposits	433	520
Trade receivables, net of allowance for doubtful accounts of $39 and $41 as of June 30, 2017 and December 31, 2016, respectively	1,456	1,639
Settlement receivables	199	175
Other receivables	164	65
Prepaid expenses and other current assets	271	236
Deferred income taxes	—	101
Assets held for sale	753	863
Total current assets	4,062	4,282
Property and equipment, net	584	626
Goodwill	13,645	14,178
Intangible assets, net	4,250	4,664
Computer software, net	1,706	1,608
Deferred contract costs, net	329	310
Other noncurrent assets	394	363
Total assets	$24,970	$26,031
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$969	$1,146
Settlement payables	632	714
Deferred revenues	707	680
Current portion of long-term debt	297	332
Liabilities held for sale	124	279
Total current liabilities	2,729	3,151
Long-term debt, excluding current portion	9,415	10,146
Deferred income taxes	2,372	2,484
Deferred revenues	22	19
Other long-term liabilities	427	386
Total liabilities	14,965	16,186
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 600 shares authorized, 432 and 431 shares issued as of June 30, 2017 and December 31, 2016	4	4
Additional paid in capital	10,447	10,380
Retained earnings	3,377	3,299
Accumulated other comprehensive earnings (loss)	(385)	(331)
Treasury stock, 100 and 103 shares as of June 30, 2017 and December 31, 2016, respectively, at cost	(3,552)	(3,611)
Total FIS stockholders’ equity	9,891	9,741
Noncontrolling interest	114	104
Total equity	10,005	9,845
Total liabilities and equity	$24,970	$26,031
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Processing and services revenues	$2,341	$2,305	$4,596	$4,486
Cost of revenues	1,612	1,600	3,195	3,153
Gross profit	729	705	1,401	1,333
Selling, general, and administrative expenses	370	422	783	866
Operating income	359	283	618	467
Other income (expense):
Interest expense, net	(91)	(93)	(183)	(186)
Other income (expense), net	4	(1)	60	(2)
Total other income (expense), net	(87)	(94)	(123)	(188)
Earnings from continuing operations before income taxes	272	189	495	279
Provision for income taxes	132	66	211	97
Earnings from continuing operations, net of tax	140	123	284	182
Earnings (loss) from discontinued operations, net of tax	—	1	—	1
Net earnings	140	124	284	183
Net (earnings) loss attributable to noncontrolling interest	(8)	(3)	(14)	(7)
Net earnings attributable to FIS common stockholders	$132	$121	$270	$176
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.40	$0.37	$0.82	$0.54
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — basic attributable to FIS common stockholders	$0.40	$0.37	$0.82	$0.54
Weighted average shares outstanding — basic	330	325	329	325
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.40	$0.36	$0.81	$0.53
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — diluted attributable to FIS common stockholders	$0.40	$0.37	$0.81	$0.54
Weighted average shares outstanding — diluted	334	329	334	328
Cash dividends paid per share	$0.29	$0.26	$0.58	$0.52
Amounts attributable to FIS common stockholders:
Net earnings from continuing operations	$132	$120	$270	$175
Net earnings (loss) from discontinued operations	—	1	—	1
Net earnings attributable to FIS common stockholders	$132	$121	$270	$176

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Net earnings		$140		$124		$284		$183
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(33)		$(3)		$(33)		$(9)
Reclassification adjustment for gains (losses) included in net earnings	—		2		—		4
Unrealized gain (loss) on investments and derivatives, net	(33)		(1)		(33)		(5)
Foreign currency translation adjustments	(62)		(3)		(26)		51
Minimum pension liability adjustment	(10)		—		(10)		—
Other comprehensive earnings (loss), before tax:	(105)		(4)		(69)		46
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(13)		(2)		(13)		(6)
Other comprehensive earnings (loss), net of tax	$(92)	(92)	$(2)	(2)	$(56)	(56)	$52	52
Comprehensive (loss) earnings:		48		122		228		235
Net (earnings) loss attributable to noncontrolling interest		(8)		(3)		(14)		(7)
Other comprehensive (earnings) losses attributable to noncontrolling interest		5		(12)		2		(19)
Comprehensive earnings (loss) attributable to FIS common stockholders		$45		$107		$216		$209

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Six months ended June 30, 2017
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2016	431	(103)	$4	$10,380	$3,299	$(331)	$(3,611)	$104	$9,845
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	3	—	29	—	—	77	—	106
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(25)	—	—	(18)	—	(43)
Stock-based compensation	—	—	—	63	—	—	—	—	63
Cash dividends paid ($0.29 per share per quarter) and other distributions	—	—	—	—	(192)	—	—	(2)	(194)
Net earnings	—	—	—	—	270	—	—	14	284
Other comprehensive loss, net of tax	—	—	—	—	—	(54)	—	(2)	(56)
Balances, June 30, 2017	432	(100)	$4	$10,447	$3,377	$(385)	$(3,552)	$114	$10,005
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$284	$183
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	685	584
Amortization of debt issue costs	17	9
Gain on sale of business	(88)	—
Stock-based compensation	61	68
Deferred income taxes	(132)	(82)
Excess income tax benefit from exercise of stock options	—	(19)
Other operating activities	—	(2)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	45	118
Settlement activity	(19)	2
Prepaid expenses and other assets	(52)	(54)
Deferred contract costs	(70)	(61)
Deferred revenue	9	132
Accounts payable, accrued liabilities, and other liabilities	(212)	(58)
Net cash provided by operating activities	528	820

Cash flows from investing activities:
Additions to property and equipment	(69)	(70)
Additions to computer software	(228)	(223)
Proceeds from sale of business	846	—
Other investing activities, net	(3)	(3)
Net cash provided by (used in) investing activities	546	(296)

Cash flows from financing activities:
Borrowings	3,698	2,727
Repayment of borrowings	(4,557)	(3,060)
Excess income tax benefit from exercise of stock options	—	19
Proceeds from exercise of stock options	109	68
Treasury stock activity	(43)	(26)
Dividends paid	(192)	(171)
Other financing activities, net	(5)	(18)
Net cash used in financing activities	(990)	(461)
Effect of foreign currency exchange rate changes on cash	19	20
Net increase in cash and cash equivalents	103	83
Cash and cash equivalents, beginning of period	683	682
Cash and cash equivalents, end of period	$786	$765

Supplemental cash flow information:
Cash paid for interest	$195	$183
Cash paid for income taxes	$452	$141
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

(1) Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2016 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2017. Amounts in tables in the financial statements and accompanying footnotes may not sum due to rounding.

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

In accordance with ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments", the financial statements were not retrospectively adjusted for any measurement-period adjustments that occurred in subsequent periods. Rather, any adjustments to provisional amounts that were identified during the measurement period are recorded in the reporting period in which the adjustment was determined. During the year ended December 31, 2016, adjustments were recorded to increase the fair values assigned to intangible assets, deferred taxes, other liabilities and property and equipment and to reduce the value assigned to goodwill. We are also required to record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Additional depreciation and amortization of $6 million that would have been recognized in 2015 was recorded during the six months ended June 30, 2016 related to the changes in provisional values of intangible assets.

(3) Condensed Consolidated Financial Statement Details

The following table shows the Company’s condensed consolidated financial statement details as of June 30, 2017 and December 31, 2016 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2017			December 31, 2016
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,521	$937	$584	$1,488	$862	$626
Intangible assets	$6,412	$2,162	$4,250	$6,547	$1,883	$4,664
Computer software	$2,552	$846	$1,706	$2,376	$768	$1,608

The Company entered into capital lease obligations of $5 million and $1 million during the three months and $79 million and $2 million during the six months ended June 30, 2017 and 2016, respectively. The assets are included in property and equipment and the remaining capital lease obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2017. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the six months ended June 30, 2017 are summarized as follows (in millions):

Total
Balance, December 31, 2016	$14,178
Goodwill distributed through sale of non-strategic assets	(10)
Goodwill relating to Capco included in assets held for sale	(474)
Foreign currency adjustments	(49)
Balance, June 30, 2017	$13,645

Foreign currency adjustments includes an immaterial prior period adjustment related to the allocation of goodwill to the appropriate foreign currency at the time of multi-currency entity acquisitions, with the related offset to accumulated other comprehensive earnings (loss).

As of June 30, 2017, intangible assets, net of amortization, includes $4,152 million of customer relationships and $50 million of finite-lived trademarks, as well as $48 million of non-amortizable assets consisting mainly of indefinite-lived trademarks.  Amortization expense for the quarter to these intangible assets was $166 million.

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

(4) Long-Term Debt
Long-term debt as of June 30, 2017 and December 31, 2016, consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2017	December 31, 2016
2018 Term Loans (1)	$—	$550
Senior Notes due June 2017, interest payable semi-annually at 1.450%	—	300
Senior Notes due April 2018, interest payable semi-annually at 2.000%	250	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750	750
Senior Notes due October 2020, interest payable semi-annually at 3.625%	1,750	1,750
Senior Notes due August 2021, interest payable semi-annually at 2.250%	750	750
Senior Notes due March 2022, interest payable semi-annually at 5.000%	—	700
Senior Notes due October 2022, interest payable semi-annually at 4.500%	500	500
Senior Notes due April 2023, interest payable semi-annually at 3.500%	1,000	1,000
Senior Notes due June 2024, interest payable semi-annually at 3.875%	700	700
Senior Notes due October 2025, interest payable semi-annually at 5.000%	1,500	1,500
Senior Notes due August 2026, interest payable semi-annually at 3.000%	1,250	1,250
Senior Notes due August 2046, interest payable semi-annually at 4.500%	500	500
Revolving Loan (2)	750	36
Other	12	(58)
	9,712	10,478
Current portion	(297)	(332)
Long-term debt, excluding current portion	$9,415	$10,146
__________________________________________

(1)
Interest on the 2018 Term Loans was generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. The outstanding balance on the 2018 Term Loans was paid down as of June 30, 2017.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of June 30, 2017, the weighted average interest rate on the Revolving Loan, excluding fees, was 2.44%.

FIS has a syndicated credit agreement (the "FIS Credit Agreement") that provides total committed capital of $3,000 million in the form of a revolving credit facility (the "Revolving Loan") maturing on August 10, 2021. As of June 30, 2017, the outstanding principal balance of the Revolving Loan was $750 million, with $2,243 million of borrowing capacity remaining thereunder (net of $7 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations on the payment of dividends by FIS, and customary events of default.

On July 10, 2017, FIS issued €1,000 million and £300 million principal amount of new senior notes in an inaugural European bond offering. The new senior notes include €500 million of Senior Notes due in 2021 (the “2021 Euro Notes”) that bear interest at 0.400%, £300 million of Senior Notes due in 2022 (the “2022 GBP Notes”) that bear interest at 1.700% and €500 million of Senior Notes due in 2024 (the “2024 Euro Notes”) that bear interest at 1.100%. Net proceeds from the offering, after deducting discounts and underwriting fees, were $1,491 million using a conversion rate of 1.12 EUR/USD and 1.27 GBP/USD. The new senior notes include covenants and events of default customary for similar debt obligations.

On July 25, 2017, pursuant to cash tender offers ("Tender Offers"), FIS repurchased approximately $2,000 million in aggregate principal of debt securities with a weighted average coupon of approximately 4%. The following approximate amounts of FIS's debt securities were repurchased: $600 million of its 3.625% notes due 2020, $600 million of its 5.000% notes due 2025, $200 million of its 4.500% notes due 2022, $300 million of its 3.875% due 2024 and $300 million of its 3.500% notes due 2023. The Company funded the Tender Offers with proceeds from the European bond offering and borrowings on its Revolving Loan, approximately $469 million of which were almost immediately repaid with proceeds from the sale of Capco Consulting, which was completed on July 31, 2017 (see Note 9). FIS paid approximately $150 million in tender premiums to par to purchase the notes in the Tender Offers.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the third quarter of 2017, due to the issuance of the 2021 and 2024 Euro Notes and 2022 GBP Notes, FIS expects to record approximately $13 million of deferred financing costs, which will be amortized into interest expense over the life of the notes. Also, as a result of the Tender Offers above, FIS expects to incur a pre-tax charge upon extinguishment of approximately $161 million in tender premiums and the write-off of previously capitalized debt issue costs.

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond premiums and discounts, net of $34 million, as of June 30, 2017 (in millions).

Total
2017	$31
2018	1,040
2019	37
2020	1,752
2021	1,501
Thereafter	5,450
Total principal payments	9,811
Debt issuance costs, net of accumulated amortization	(65)
Total long-term debt	$9,746

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

FIS may redeem the April and October 2018 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes, 2024 Notes, 2025 Notes, 2026 Notes, and 2046 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption; provided no make-whole amount will be paid for redemptions of the 2020 Notes and the 2021 Notes during the one month prior to their maturity, the 2022 Notes during the two months prior to their maturity, the 2023 Notes, the 2024 Notes, the 2025 Notes, and the 2026 Notes during the three months prior to their maturity, and the 2046 Notes during the six months prior to their maturity.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations.

The fair value of the Company’s long-term debt is estimated to be approximately $334 million higher than the carrying value as of June 30, 2017. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to June 30, 2017, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(5) Financial Instruments

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2017, we had no interest rate swap transactions and the Indian Rupee ("INR") forward contracts that managed our exposure to fluctuations in costs caused by variations in INR were all settled.
Net Investment Hedges
In June 2017, the Company entered into two Euro denominated foreign currency exchange forward contracts totaling €999 million and a GBP denominated foreign currency exchange forward contract of £298 million, which were designated as a net investment hedge of its investment in Euro and GBP denominated operations, respectively, which has a functional currency of the Euro and GBP, in order to reduce the volatility in the income statement caused by the changes in foreign currency exchange rates of the Euro and GBP with respect to the U.S. dollar. The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of these hedging instruments impacts net income when the ineffectiveness occurs. For the three months ended June 30, 2017, losses of $19 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.
In July 2017, the forward contracts above were terminated and the Company designated its Euro-denominated Senior Notes due 2021 (€500 million) and Senior Notes due 2024 (€500 million) and GBP-denominated Senior Notes due 2022 (£300 million) as a net investment hedge of its investment in Euro and GBP denominated operations, respectively.
(6) Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes no actions depart from customary litigation incidental to its business.

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

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 10 claims against Servicos asserting potential tax liabilities of approximately $14 million. There are potentially 25 additional claims against Transpev/Prosegur for which Servicos is named

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $56 million making the total potential exposure for all 35 claims approximately $70 million. We do not believe a liability for these 35 total claims is probable or reasonably estimable and, therefore, have not recorded a liability for any of these claims.

Acquired Contingencies (SunGard)

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. The Condensed Consolidated Balance Sheet as of June 30, 2017 includes a liability of $100 million mostly related to unclaimed property examinations and tax compliance matters.

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

(7) Related Party Transactions

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco"), in which we own a 51% controlling interest, to provide comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of June 30, 2017 was $77 million. The carrying value of the noncontrolling interest as of June 30, 2017 was $108 million.

The Company recorded revenues of $89 million and $65 million during the three months and $169 million and $120 million during the six months ended June 30, 2017 and 2016, respectively, from Banco Bradesco. Revenues from Banco Bradesco included $7 million and $21 million of favorable currency impact during the three and six months ended June 30, 2017, respectively, resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and Brazilian Real.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		June 30,	December 31,
Related Party	Balance sheet location	2017	2016
Banco Bradesco	Trade receivables	$55	$45
Banco Bradesco	Accounts payable and accrued liabilities	10	10
Banco Bradesco	Other long-term liabilities	20	22

(8) Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2017 and 2016 are computed using the treasury stock method.

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net earnings from continuing operations attributable to FIS	$132	$120	$270	$175
Net earnings (loss) from discontinued operations attributable to FIS	—	1	—	1
Net earnings attributable to FIS common stockholders	$132	$121	$270	$176
Weighted average shares outstanding — basic	330	325	329	325
Plus: Common stock equivalent shares	4	4	5	3
Weighted average shares outstanding — diluted	334	329	334	328
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.40	$0.37	$0.82	$0.54
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — basic attributable to FIS common stockholders	$0.40	$0.37	$0.82	$0.54
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.40	$0.36	$0.81	$0.53
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — diluted attributable to FIS common stockholders	$0.40	$0.37	$0.81	$0.54

Options to purchase approximately 4 million and 7 million shares of our common stock for the three months and 4 million and 7 million for the six months ended June 30, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.

(9) Divestitures

On May 23, 2017, FIS and Clayton, Dubilier & Rice, by and through certain funds that it manages ("CDR"), entered into a definitive agreement by which FIS sold a majority ownership stake in the Capco consulting business and risk and compliance consulting business for cash proceeds of approximately $441 million, net of taxes and deal related expenses. CDR acquired preferred units convertible into 60% of the common units of the venture and FIS obtained common units representing the remaining 40%, in each case before equity is issued to management. The businesses sold are included within the GFS and IFS segments. The transaction closed on July 31, 2017 and any pre-tax gain/loss recognized in the third quarter of 2017 is expected to be less than $10 million The sale did not meet the standard necessary to be reported as discontinued operations; therefore, any pre-tax gain/loss and related prior period earnings remain reported within earnings from continuing operations.

On February 1, 2017, the Company closed on the sale of the SunGard Public Sector and Education ("PS&E") business for $850 million, resulting in a pre-tax gain of $85 million. The transaction included all PS&E solutions, which provided a comprehensive set of technology solutions to address public safety and public administration needs of government entities as well as the needs of K-12 school districts. The divestiture is consistent with our strategy to serve the financial services markets. Cash proceeds were used to reduce outstanding debt (see Note 4). Net cash proceeds, after payment of taxes and transaction-related expenses, were approximately $500 million. The PS&E business was included in the Corporate and Other segment. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax gain and related prior period earnings remain reported within earnings from continuing operations.

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

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets and asset management and insurance solutions, as well as banking and payments solutions.

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

As of and for the three months ended June 30, 2017 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,181	$1,076	$84	$2,341
Operating expenses	792	812	378	1,982
Depreciation and amortization from continuing operations	80	67	16	163
Purchase accounting amortization	—	—	183	183
EBITDA	469	331	(95)	705
Acquisition deferred revenue adjustment	—	—	2	2
Acquisition, integration and severance costs	—	—	39	39
Adjusted EBITDA	$469	$331	$(54)	746

EBITDA				$705
Interest expense				91
Depreciation and amortization from continuing operations				163
Purchase accounting amortization				183
Other income (expense) unallocated				4
Provision for income taxes				132
Net earnings attributable to noncontrolling interest				8
Net earnings attributable to FIS common stockholders				$132
Capital expenditures (1)	$81	$64	$2	$147
Total assets (2)	$10,217	$9,172	$5,581	$24,970
Goodwill	$7,662	$5,813	$170	$13,645

(1)	Capital expenditures for the three months ended June 30, 2017 include $5 million of capital leases.

As of and for the three months ended June 30, 2016 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,152	$1,048	$105	$2,305
Operating expenses	771	822	429	2,022
Depreciation and amortization from continuing operations	66	61	17	144
Purchase accounting amortization	—	—	147	147
EBITDA	447	287	(160)	574
Acquisition deferred revenue adjustment	—	—	59	59
Acquisition, integration and severance costs	—	—	63	63
Adjusted EBITDA	$447	$287	$(38)	$696

EBITDA				$574
Interest expense				93
Depreciation and amortization from continuing operations				144
Purchase accounting amortization				147
Other income (expense) unallocated				(1)
Provision for income taxes				66
Net earnings from discontinued operations				1
Net earnings attributable to noncontrolling interest				3
Net earnings attributable to FIS common stockholders				$121
Capital expenditures (1)	$70	$67	$12	$149
Total assets (2)	$10,179	$9,136	$7,065	$26,380
Goodwill	$7,670	$6,440	$455	$14,565

(1)	Capital expenditures for the three months ended June 30, 2016 include $1 million of capital leases.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2)	Total assets as of June 30, 2016 exclude $4 million related to discontinued operations.

For the six months ended June 30, 2017 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$2,310	$2,095	$191	$4,596
Operating expenses	1,555	1,613	810	3,978
Depreciation and amortization from continuing operations	156	132	32	320
Purchase accounting amortization	—	—	366	366
EBITDA	911	614	(221)	1,304
Acquisition deferred revenue adjustment	—	—	5	5
Acquisition, integration and severance costs	—	—	119	119
Adjusted EBITDA	$911	$614	$(97)	1,428

EBITDA				$1,304
Interest expense				183
Depreciation and amortization from continuing operations				320
Purchase accounting amortization				366
Other income (expense) unallocated				60
Provision for income taxes				211
Net earnings attributable to noncontrolling interest				14
Net earnings attributable to FIS common stockholders				$270
Capital expenditures (1)	$207	$158	$11	$376

(1)	Capital expenditures for the six months ended June 30, 2017 include $79 million of capital leases.

For the six months ended June 30, 2016 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$2,264	$2,038	$184	$4,486
Operating expenses	1,525	1,626	868	4,019
Depreciation and amortization from continuing operations	131	120	32	283
Purchase accounting amortization	1	6	294	301
EBITDA	871	538	(358)	1,051
Acquisition deferred revenue adjustment	—	—	140	140
Acquisition, integration and severance costs	—	—	142	142
Adjusted EBITDA	$871	$538	$(76)	$1,333

EBITDA				$1,051
Interest expense				186
Depreciation and amortization from continuing operations				283
Purchase accounting amortization				301
Other income (expense) unallocated				(2)
Provision for income taxes				97
Net earnings from discontinued operations				1
Net earnings attributable to noncontrolling interest				7
Net earnings attributable to FIS common stockholders				$176
Capital expenditures (1)	$130	$142	$23	$295

(1)	Capital expenditures for the six months ended June 30, 2016 include $2 million of capital leases.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Clients in Brazil, the United Kingdom, Germany, Canada and India accounted for the majority of the revenues from clients based outside of the U.S. for all periods presented. Long-term assets, excluding goodwill and other intangible assets, located outside of the United States total $497 million and $515 million as of June 30, 2017 and 2016, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

During the three and six months ended June 30, 2017 the Company recorded certain costs relating to integration and severance activity primarily from the SunGard acquisition of $39 million and $119 million, respectively. During the three and six months ended June 30, 2016 the Company recorded transaction and other costs, including integration activity, related to SunGard and other recent acquisitions and other severance costs of $63 million and $142 million. These costs for the 2017 and 2016 periods were recorded in the Corporate and Other segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance of the Company, business and market conditions, outlook, foreign currency exchange rates, expected dividends and share repurchases, the Company’s sales pipeline and anticipated profitability and growth, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, are forward-looking statements. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology.

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

•
competitive pressures on pricing related to the decreasing number of community banks in the U.S., the development of new disruptive technologies competing with one or more of our solutions, increasing presence of international competitors in the U.S. market and the entry into the market by global banks and global companies with respect to certain competitive solutions, each of which may have the impact of unbundling individual solutions from a comprehensive suite of solutions we provide to many of our customers;

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

 Overview

FIS is a global leader in financial services technology with a focus on retail and institutional banking, payments, asset and wealth management, risk and compliance and outsourcing solutions. Through the depth and breadth of our solutions portfolio, global capabilities and domain expertise, FIS serves more than 20,000 clients in over 130 countries. Headquartered in Jacksonville, Florida, FIS employs more than 53,000 people worldwide and holds leadership positions in payment processing, financial software and banking solutions. Providing software, services and outsourcing of the technology that empowers the financial world, FIS is a Fortune 500 company and is a member of the Standard & Poor’s 500® Index.

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

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, professional services and software license fees. The majority of our revenue has historically been recurring, and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A considerable portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of accounts and card transactions, among other variable measures, associated with consumer, commercial and capital markets. Professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients. In 2016, macroeconomic challenges of a slowing global economy, as well as unique events such as Brexit, affected our clients, by predominantly delaying their buying decisions of consulting and professional services in certain markets.

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other capital markets organizations. It also significantly expanded our existing solutions and client base in wealth management, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacted our revenue mix, with a greater concentration of license revenues and higher margin services. As we continue to integrate SunGard into our existing operations, we anticipate significant cost savings around administration and technology expenses, and expect to exit 2017 with a cost synergy run-rate savings exceeding $325 million.

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

We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity, which we believe as a whole is detrimental to our business. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose revenue if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company. In the first half of 2017, consolidations resulted in our earning termination fees (which are paid to us when customers leave) that were slightly higher than the previous year period.

Notwithstanding challenging global economic conditions, our international business continued to experience growth across all major regions, especially Brazil and Asia on a constant currency basis during the first half of 2017. By comparison with FIS, a greater percentage of SunGard's revenues have been contributed historically by international markets, which contributed to this growth trend. Demand for our solutions will also be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2016, we experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening of the U.S. dollar particularly versus the British pound sterling due in part to Brexit. In 2017, we expect minimal foreign currency impacts.

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

As described in Note 9 of the Notes to Condensed Consolidated Financial Statements, on July 31, 2017, we sold a majority interest in our consulting businesses to affiliates of CD&R. These businesses had lower margins than many of our other businesses. The consulting businesses sold were included within the GFS and IFS segments. Also, on Feburary 1, 2017, we sold our PS&E businesses, which had been recorded in our corporate segment.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Transactions with Related Parties

See Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-month and six-month periods ended June 30, 2017 and 2016

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Processing and services revenues	$2,341	$2,305	$4,596	$4,486
Cost of revenues	1,612	1,600	3,195	3,153
Gross profit	729	705	1,401	1,333
Selling, general, and administrative expenses	370	422	783	866
Operating income	359	283	618	467
Other income (expense):
Interest expense, net	(91)	(93)	(183)	(186)
Other income (expense), net	4	(1)	60	(2)
Total other income (expense), net	(87)	(94)	(123)	(188)
Earnings from continuing operations before income taxes	272	189	495	279
Provision for income taxes	132	66	211	97
Earnings from continuing operations, net of tax	140	123	284	182
Earnings (loss) from discontinued operations, net of tax	—	1	—	1
Net earnings	140	124	284	183
Net earnings attributable to noncontrolling interest	(8)	(3)	(14)	(7)
Net earnings attributable to FIS common stockholders	$132	$121	$270	$176
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.40	$0.37	$0.82	$0.54
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — basic attributable to FIS common stockholders	$0.40	$0.37	$0.82	$0.54
Weighted average shares outstanding — basic	330	325	329	325
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.40	$0.36	$0.81	$0.53
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — diluted attributable to FIS common stockholders	$0.40	$0.37	$0.81	$0.54
Weighted average shares outstanding — diluted	334	329	334	328
Amounts attributable to FIS common stockholders:
Net earnings from continuing operations	$132	$120	$270	$175
Net earnings (loss) from discontinued operations	—	1	—	1
Net earnings attributable to FIS	$132	$121	$270	$176

 Processing and Services Revenues

Processing and services revenues increased $36 million, or 1.6% and $110 million, or 2.5%, during the three and six month periods, respectively, due to volume growth in banking and payment solutions in Brazil and APAC regions, growth in the post trade derivatives utility, growth in corporate and digital solutions driven by mobile banking and digital payments, a new business payment solution and growth in consulting. These increases were partially offset by the reduction in revenue from the sale of the PS&E business during the first quarter of 2017, a decline in global trading solutions, resulting from lower license renewals in 2017 and $9 million and $11 million in unfavorable foreign currency impact during the three and six month periods, respectively, primarily resulting from a stronger U.S. Dollar in 2017. Our 2017 revenues also benefited from a lower purchase accounting adjustment, as compared to the 2016 periods, to reduce SunGard acquired deferred revenue to fair value. See "Segment Results of Operations (Unaudited)" under Item 2 of this Quarterly Report for more detailed explanation.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,612 million and $1,600 million during the three-month periods and $3,195 million and $3,153 million during the six-month periods ended June 30, 2017 and 2016, respectively, resulting in gross profit of $729 million and $705 million during the respective three-month periods and $1,401 million and $1,333 million during the six-month periods. Gross profit as a percentage of revenues was 31.1% and 30.6% during the three-month periods and 30.5% and 29.7% during the six-month periods ended June 30, 2017 and 2016, respectively. The change in gross profit during the 2017 periods as compared to 2016 primarily resulted from the revenue variances noted above. The increase in gross profit percentage during the three and six months ended June 30, 2017 as compared to the 2016 periods is primarily attributable to higher margin item processing solutions, the realization of ongoing expense synergies as well as higher termination fees during the six months of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $370 million and $422 million during the three-month periods and $783 million and $866 million during the six-month periods ended June 30, 2017 and 2016, respectively. The year-over-year decrease is primarily driven by integration, cost management initiatives and the sale of PS&E during the first quarter of 2017.

Operating Income

Operating income totaled $359 million and $283 million during the three-month periods and $618 million and $467 million during the six-month periods ended June 30, 2017 and 2016, respectively. Operating income as a percentage of revenue (“operating margin”) was 15.3% and 12.3% during the three-month periods and 13.4% and 10.4% during the six-month periods ended June 30, 2017 and 2016, respectively. The changes in operating income for the three and six month periods of 2017 as compared to 2016 resulted from the variances addressed above. The increase in operating margin resulted primarily from integration and cost management initiatives, revenue from higher margin item processing solutions as well as higher termination fees during the six months of 2017.

Total Other Income (Expense), Net

Total other income (expense), net was $(87) million and $(94) million during the three-month periods and $(123) million and $(188) million during the six-month periods ended June 30, 2017 and 2016, respectively. Interest expense is typically the primary component of total other income (expense). On February 1, 2017, the Company closed on the sale of the SunGard Public Sector and Education ("PS&E") business for $850 million, resulting in a pre-tax gain of $85 million, which is included in Other income (expense), net for the six months ended June 30, 2017. Other income (expense), net for the six months ended June 30, 2017 also includes a pre-tax charge of approximately $25 million due to the redemption of the Senior Notes due March 2022 and the pay down of the 2018 Term Loans, consisting of the call premium on the Senior Notes due March 2022 and the write-off of previously capitalized debt issuance costs.

Provision for Income Taxes

Income tax expense from continuing operations totaled $132 million and $66 million during the three-month periods and $211 million and $97 million during the six-month periods ended June 30, 2017 and 2016, resulting in effective tax rates from continuing operations of 49% and 35% for the three month periods and 43% and 35% for the six-month periods, respectively. The 2017 effective tax rates include a write-off of goodwill with no tax basis in connection with the sale of our PS&E business and additional taxes related to book basis in the stock of Capco Consulting Business assets held for sale in excess of tax basis, partially offset by the tax benefit for the deduction of share based payment awards where the tax deduction exceeded the compensation cost for financial reporting purposes.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $132 million and $120 million resulting in earnings per diluted share of $0.40 and $0.36 for the three-month periods and $270 million and $175 million resulting in earnings per diluted share of $0.81 and $0.53 for the six-months ended June 30, 2017 and 2016, respectively. These results reflect the variances described above.

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

Integrated Financial Solutions
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Processing and services revenues	$1,181	$1,152	$2,310	$2,264
Adjusted EBITDA	$469	$447	$911	$871

Three months ended June 30:

Processing and services revenues increased $29 million, or 2.5%, due to growth in corporate and digital solutions driven by mobile banking, internet banking and a new business payment solution contributing 1.0% and banking and wealth solutions contributing 1.0%.

Adjusted EBITDA increased $22 million, or 4.9%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 90 basis points to 39.7% primarily driven by a favorable revenue mix and continued cost management.

Six months ended June 30:

Processing and services revenues increased $46 million, or 2.0%, due to growth in corporate and digital solutions driven by mobile banking, digital payments and a new business payment solution contributing 1.0% and banking and wealth solutions contributing 0.8%.

Adjusted EBITDA increased $40 million, or 4.6%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 90 basis points to 39.4% primarily resulting from higher termination fees in 2017 and continued cost management.

Global Financial Solutions
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Processing and services revenues	$1,076	$1,048	$2,095	$2,038
Adjusted EBITDA	$331	$287	$614	$538

Three months ended June 30:

Processing and services revenues increased $28 million, or 2.7%, including approximately $8 million in unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the British pound sterling. Excluding the foreign currency impact, revenue increases were primarily attributable to volume growth in banking and payment solutions in Brazil and APAC regions contributing 2.3%, growth in consulting contributing 0.9% and growth in the post trade derivatives utility contributing 0.8%.

Adjusted EBITDA increased $44 million, or 15.3%, primarily resulting from the revenue variances noted above and realization of ongoing expense synergies. Adjusted EBITDA margins increased 340 basis points to 30.8% primarily resulting from growth in higher margin item processing solutions as well as realization of ongoing expense synergies.

Six months ended June 30:

Processing and services revenues increased $57 million, or 2.8%, including approximately $8 million in unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the British pound sterling. Excluding the foreign currency impact, revenue increases were primarily attributable to volume growth in banking and payment solutions in Brazil and EMEA and APAC regions contributing 2.8%, growth in the post trade derivatives utility contributing 0.8%, partially offset by a decline in global trading solutions resulting from lower license renewal in 2017 contributing (1.3%).

Adjusted EBITDA increased $76 million, or 14.1%, primarily resulting from the revenue variances noted above and realization of ongoing expense synergies. Adjusted EBITDA margins increased 290 basis points to 29.3% primarily resulting from growth in higher margin item processing solutions as well as realization of ongoing expense synergies.

Corporate and Other
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Processing and services revenues	$84	$105	$191	$184
Adjusted EBITDA	$(54)	$(38)	$(97)	$(76)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including commercial services, PS&E (which was divested on February 1, 2017), and check processing.

Three months ended June 30:

Processing and services revenues decreased $21 million, or 20.0%, primarily from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017, partially offset by lower 2017 purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment).

Adjusted EBITDA decreased $16 million, or 42.1%, primarily resulting from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017, partially offset by integration and cost management initiatives.

Six months ended June 30:

Processing and services revenues increased $7 million, or 3.8%, primarily resulting from a lower 2017 purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment), partially offset by the reduction in revenue from the sale of the PS&E business during the 2017 period.

Adjusted EBITDA decreased $21 million, or 27.6%, primarily resulting from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017, partially offset by integration and cost management initiatives.

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
As of June 30, 2017, we had cash and cash equivalents of $786 million and long-term debt of $9.7 billion, including the current portion, net of capitalized debt issuance costs. Of the $786 million cash and cash equivalents, approximately $565 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our U.S. cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.29 per common share will be paid on September 29, 2017 to shareholders of record as of the close of business on September 15, 2017.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.
Cash Flows from Operations
Cash flows from operations were $528 million and $820 million during the six-month periods ended June 30, 2017 and 2016, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $292 million lower in the 2017 period primarily due to income tax payments on the gain realized on the sale of PS&E.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $297 million and $293 million in capital expenditures (excluding capital leases) during the six-month periods ended June 30, 2017 and 2016, respectively.

Financing

For more information regarding the Company’s long-term debt and financing activity, including information on its July 2017 debt offering and tender offer, see Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations during the first six months of 2017 in comparison to the table included in our Annual Report on Form 10-K as filed on February 23, 2017, except as disclosed in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
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

In November 2015, the FASB issued ASU No. 2015-17 ("ASU 2015-17"), "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendment is intended to simplify the presentation of deferred taxes on the balance sheet. Under the new guidance, deferred tax assets and liabilities are to be classified as non-current assets and liabilities. This replaces the current guidance, which requires the deferred tax assets and liabilities to be presented as current and non-current. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Thus, ASU 2015-17 was effective for FIS as of January 1, 2017. FIS applied prospectively the recording of deferred tax assets and liabilities as non-current and therefore, prior periods have not been adjusted.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments are intended to simplify and improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and tax deficiencies over/under compensation expense recognized will be reflected in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation expense (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Under current guidance, windfalls are classified as financing activities. These changes may result in more volatile net earnings. Similarly, effective tax rates will be subject to more variability since the new guidance reflects all tax benefit excesses and deficiencies in tax expense. Under prior practice, stock compensation generally does not impact the effective tax rate since any difference between compensation expense and the ultimate tax deduction is reflected in additional paid in capital. Also under the new guidance, excess tax benefits will no longer be included in assumed proceeds from applying the treasury stock method when computing diluted earnings per share since they will no longer be recognized in additional paid in capital. Consequently, the reduction to common stock equivalents for assumed purchases from proceeds will be lower and the impact of common stock equivalents will be more dilutive. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Thus, ASU 2016-09 was effective for FIS as of January 1, 2017. FIS applied prospectively the recording of excess tax benefits as income tax expense and the presentation of those benefits as an operating activity within the statement of cashflows and, therefore, prior periods have not been adjusted. During 2016, 2015 and 2014, we recorded $32 million, $29 million and $40 million, respectively, to consolidated equity as excess tax benefits from our stock plans.

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

The senior notes as described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of June 30, 2017. The carrying value of the senior notes was $8,950 million as of June 30, 2017. The fair value of the senior notes was approximately $9,284 million as of June 30, 2017. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement by approximately $8 million (based on principal amounts outstanding as of June 30, 2017). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2017. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2017, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of June 30, 2016, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $20 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three and six months ended June 30, 2017, we generated approximately $480 million and $942 million, respectively, in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenues for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2017	2016	2017	2016
Pound Sterling	$11	$12	$22	$21
Euro	10	10	19	20
Real	10	7	19	14
Indian Rupee	3	3	7	6
Total increase or decrease	$34	$32	$67	$61

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $9 million of unfavorable foreign currency impact during the three months and $11 million during the six months ended June 30, 2017, respectively, resulting from a stronger U.S. Dollar during 2017 as compared to 2016. Net earnings included less than $1 million of unfavorable foreign currency impact during the three months and $3 million during the six months ended June 30, 2017, respectively. In 2017, we expect minimal foreign currency impact on our net earnings.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. We did not have any of these derivatives as of June 30, 2017.

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

None.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:August 3, 2017	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 3, 2017	By:	/s/ KATY T. THOMPSON
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