Form 10-Q
period 2017-09-30
Fidelity National Information Services, Inc.
filed 2017-11-01
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of October 31, 2017, 333,868,551 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2017
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	2
B. Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2017 and 2016	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2017 and 2016	4
D. Condensed Consolidated Statement of Equity for the nine months ended September 30, 2017	5
E. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosure About Market Risks	30
Item 4. Controls and Procedures	31
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	32
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$720	$683
Settlement deposits	479	520
Trade receivables, net of allowance for doubtful accounts of $56 and $41 as of September 30, 2017 and December 31, 2016, respectively	1,598	1,639
Settlement receivables	199	175
Other receivables	72	65
Prepaid expenses and other current assets	256	236
Deferred income taxes	—	101
Assets held for sale	—	863
Total current assets	3,324	4,282
Property and equipment, net	576	626
Goodwill	13,699	14,178
Intangible assets, net	4,089	4,664
Computer software, net	1,706	1,608
Deferred contract costs, net	350	310
Other noncurrent assets	550	363
Total assets	$24,294	$26,031
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,064	$1,146
Settlement payables	671	714
Deferred revenues	627	680
Current portion of long-term debt	296	332
Liabilities held for sale	—	279
Total current liabilities	2,658	3,151
Long-term debt, excluding current portion	8,813	10,146
Deferred income taxes	2,305	2,484
Deferred revenues	22	19
Other long-term liabilities	407	386
Total liabilities	14,205	16,186
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 600 shares authorized, 432 and 431 shares issued as of September 30, 2017 and December 31, 2016	4	4
Additional paid in capital	10,495	10,380
Retained earnings	3,341	3,299
Accumulated other comprehensive earnings (loss)	(340)	(331)
Treasury stock, 99 and 103 shares as of September 30, 2017 and December 31, 2016, respectively, at cost	(3,515)	(3,611)
Total FIS stockholders’ equity	9,985	9,741
Noncontrolling interest	104	104
Total equity	10,089	9,845
Total liabilities and equity	$24,294	$26,031
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Processing and services revenues	$2,198	$2,309	$6,794	$6,795
Cost of revenues	1,483	1,527	4,677	4,680
Gross profit	715	782	2,117	2,115
Selling, general, and administrative expenses	327	384	1,110	1,250
Operating income	388	398	1,007	865
Other income (expense):
Interest expense, net	(84)	(98)	(267)	(284)
Other income (expense), net	(182)	(6)	(123)	(8)
Total other income (expense), net	(266)	(104)	(390)	(292)
Earnings from continuing operations before income taxes and equity method investment earnings	122	294	617	573
Provision for income taxes	51	103	262	200
Equity method investment earnings	—	—	—	—
Earnings from continuing operations, net of tax	71	191	355	373
Earnings (loss) from discontinued operations, net of tax	—	—	—	1
Net earnings	71	191	355	374
Net (earnings) loss attributable to noncontrolling interest	(10)	(6)	(24)	(13)
Net earnings attributable to FIS common stockholders	$61	$185	$331	$361
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.18	$0.57	$1.00	$1.11
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — basic attributable to FIS common stockholders	$0.18	$0.57	$1.00	$1.11
Weighted average shares outstanding — basic	331	326	330	325
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.18	$0.56	$0.99	$1.09
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — diluted attributable to FIS common stockholders	$0.18	$0.56	$0.99	$1.10
Weighted average shares outstanding — diluted	336	330	335	329
Cash dividends paid per share	$0.29	$0.26	$0.87	$0.78
Amounts attributable to FIS common stockholders:
Net earnings from continuing operations	$61	$185	$331	$360
Net earnings (loss) from discontinued operations	—	—	—	1
Net earnings attributable to FIS common stockholders	$61	$185	$331	$361

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Net earnings		$71		$191		$355		$374
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$5		$3		$(28)		$(6)
Reclassification adjustment for gains (losses) included in net earnings	—		4		—		8
Unrealized gain (loss) on investments and derivatives, net	5		7		(28)		2
Foreign currency translation adjustments	46		(1)		20		50
Minimum pension liability adjustment	—		—		(10)		—
Other comprehensive earnings (loss), before tax:	51		6		(18)		52
Provision for income tax expense (benefit) related to items of other comprehensive earnings	2		2		(11)		(4)
Other comprehensive earnings (loss), net of tax	$49	49	$4	4	$(7)	(7)	$56	56
Comprehensive earnings (loss):		120		195		348		430
Net (earnings) loss attributable to noncontrolling interest		(10)		(6)		(24)		(13)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(4)		1		(2)		(18)
Comprehensive earnings (loss) attributable to FIS common stockholders		$106		$190		$322		$399

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine months ended September 30, 2017
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2016	431	(103)	$4	$10,380	$3,299	$(331)	$(3,611)	$104	$9,845
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	4	—	52	—	—	117	—	169
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(25)	—	—	(21)	—	(46)
Stock-based compensation	—	—	—	88	—	—	—	—	88
Cash dividends paid ($0.29 per share per quarter) and other distributions	—	—	—	—	(289)	—	—	(26)	(315)
Net earnings	—	—	—	—	331	—	—	24	355
Other comprehensive loss, net of tax	—	—	—	—	—	(9)	—	2	(7)
Balances, September 30, 2017	432	(99)	$4	$10,495	$3,341	$(340)	$(3,515)	$104	$10,089
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$355	$374
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,033	876
Amortization of debt issue costs	15	14
Gain on sale of businesses	(55)	—
Loss on extinguishment of debt	192	—
Stock-based compensation	86	101
Deferred income taxes	(197)	(125)
Excess income tax benefit from exercise of stock options	—	(26)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(105)	126
Settlement activity	(27)	(4)
Prepaid expenses and other assets	(20)	(32)
Deferred contract costs	(121)	(94)
Deferred revenue	(70)	121
Accounts payable, accrued liabilities, and other liabilities	(7)	11
Net cash provided by operating activities	1,079	1,342

Cash flows from investing activities:
Additions to property and equipment	(98)	(110)
Additions to computer software	(350)	(336)
Proceeds from sale of business	1,307	—
Other investing activities, net	(3)	(4)
Net cash provided by (used in) investing activities	856	(450)

Cash flows from financing activities:
Borrowings	7,900	5,763
Repayment of borrowings	(9,594)	(6,429)
Debt issuance costs	(13)	(20)
Excess income tax benefit from exercise of stock options	—	26
Proceeds from exercise of stock options	168	88
Treasury stock activity	(46)	(27)
Dividends paid	(289)	(255)
Distribution to Brazilian Venture partner	(23)	(20)
Other financing activities, net	(36)	(17)
Net cash used in financing activities	(1,933)	(891)
Effect of foreign currency exchange rate changes on cash	35	18
Net increase in cash and cash equivalents	37	19
Cash and cash equivalents, beginning of period	683	682
Cash and cash equivalents, end of period	$720	$701

Supplemental cash flow information:
Cash paid for interest	$266	$218
Cash paid for income taxes	$485	$236
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

In accordance with ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments", the financial statements were not retrospectively adjusted for any measurement-period adjustments that occurred in subsequent periods. Rather, any adjustments to provisional amounts that were identified during the measurement period are recorded in the reporting period in which the adjustment was determined. During the year ended December 31, 2016, adjustments were recorded to increase the fair values assigned to intangible assets, deferred taxes, other liabilities and property and equipment and to reduce the value assigned to goodwill. We are also required to record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Additional depreciation and amortization of $6 million that would have been recognized in 2015 was recorded during the nine months ended September 30, 2016 related to the changes in provisional values of intangible assets.

(3) Condensed Consolidated Financial Statement Details

The following table shows the Company’s Condensed Consolidated Financial Statement details as of September 30, 2017 and December 31, 2016 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2017			December 31, 2016
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,620	$1,044	$576	$1,522	$896	$626
Intangible assets	$6,464	$2,375	$4,089	$6,547	$1,883	$4,664
Computer software	$2,788	$1,082	$1,706	$2,358	$750	$1,608

The Company entered into capital lease obligations of $1 million and $16 million during the three months and $80 million and $18 million during the nine months ended September 30, 2017 and 2016, respectively. The assets are included in property and equipment and the remaining capital lease obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2017. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the nine months ended September 30, 2017 are summarized as follows (in millions):

Total
Balance, December 31, 2016	$14,178
Goodwill distributed through sale of assets	(487)
Foreign currency adjustments	8
Balance, September 30, 2017	$13,699

Foreign currency adjustments includes an immaterial prior period adjustment related to the allocation of goodwill to the appropriate foreign currency at the time of multi-currency entity acquisitions, with the related offset to accumulated other comprehensive earnings (loss).

As of September 30, 2017, intangible assets, net of amortization, includes $3,994 million of customer relationships and $47 million of finite-lived trademarks, as well as $48 million of non-amortizable assets consisting mainly of indefinite-lived trademarks.  Amortization expense for the quarter to these intangible assets was $169 million.

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

(4) Long-Term Debt
Long-term debt as of September 30, 2017 and December 31, 2016, consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2017	December 31, 2016
2018 Term Loans (1)	$—	$550
Senior Notes due June 2017, interest payable semi-annually at 1.450%	—	300
Senior Notes due April 2018, interest payable semi-annually at 2.000%	250	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750	750
Senior Notes due October 2020, interest payable semi-annually at 3.625%	1,150	1,750
Senior Euro Notes due January 2021, interest payable annually at 0.400%	590	—
Senior Notes due August 2021, interest payable semi-annually at 2.250%	750	750
Senior Notes due March 2022, interest payable semi-annually at 5.000%	—	700
Senior GBP Notes due June 2022, interest payable annually at 1.700%	402	—
Senior Notes due October 2022, interest payable semi-annually at 4.500%	300	500
Senior Notes due April 2023, interest payable semi-annually at 3.500%	700	1,000
Senior Notes due June 2024, interest payable semi-annually at 3.875%	400	700
Senior Euro Notes due July 2024, interest payable annually at 1.100%	590	—
Senior Notes due October 2025, interest payable semi-annually at 5.000%	900	1,500
Senior Notes due August 2026, interest payable semi-annually at 3.000%	1,250	1,250
Senior Notes due August 2046, interest payable semi-annually at 4.500%	500	500
Revolving Loan (2)	568	36
Other	9	(58)
	9,109	10,478
Current portion	(296)	(332)
Long-term debt, excluding current portion	$8,813	$10,146
__________________________________________

(1)
Interest on the 2018 Term Loans was generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. The outstanding balance on the 2018 Term Loans was paid down as of September 30, 2017.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of September 30, 2017, the weighted average interest rate on the Revolving Loan, excluding fees, was 2.60%.

FIS has a syndicated credit agreement (the "FIS Credit Agreement") that provides total committed capital of $3,000 million in the form of a revolving credit facility (the "Revolving Loan") maturing on August 10, 2021. As of September 30, 2017, the outstanding principal balance of the Revolving Loan was $568 million, with $2,425 million of borrowing capacity remaining thereunder (net of $7 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreement and the senior notes remain subject to customary covenants, including, among others, limitations under the FIS Credit Agreement on the payment of dividends by FIS, and customary events of default.

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

On July 25, 2017, pursuant to cash tender offers ("Tender Offers"), FIS repurchased approximately $2,000 million in aggregate principal of debt securities with a weighted average coupon of approximately 4%. The following approximate amounts of FIS's debt securities were repurchased: $600 million of its 3.625% notes due 2020, $600 million of its 5.000% notes due 2025, $200 million of its 4.500% notes due 2022, $300 million of its 3.875% due 2024 and $300 million of its 3.500% notes due 2023. The Company funded the Tender Offers with proceeds from the European bond offering and borrowings on its Revolving Loan, approximately $469 million of which were almost immediately repaid with proceeds from

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the sale of a majority ownership stake in the Capco consulting business and risk and compliance consulting business, which was completed on July 31, 2017 (see Note 9). FIS paid approximately $150 million in tender premiums to par to purchase the notes in the Tender Offers.

During the third quarter of 2017, due to the issuance of the 2021 and 2024 Euro Notes and 2022 GBP Notes, FIS recorded approximately $13 million of deferred financing costs, which will be amortized into interest expense over the life of the notes. Also, as a result of the Tender Offers above, FIS incurred a pre-tax charge upon extinguishment of approximately $167 million in tender premiums, the write-off of previously capitalized debt issue costs and other direct costs.

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

During the third quarter of 2016, as a result of the pay down of the 2017 Term Loans and the partial pay down of the 2018 Term Loans, FIS incurred a pre-tax charge upon extinguishment of approximately $2 million due to the write-off of associated previously capitalized debt issue costs.

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond premiums and discounts, net of $36 million, as of September 30, 2017 (in millions).

Total
2017	$20
2018	1,041
2019	38
2020	1,152
2021	1,909
Thereafter	5,042
Total principal payments	9,202
Debt issuance costs, net of accumulated amortization	(57)
Total long-term debt	$9,145

There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date, which occurs at August 10, 2021.

FIS may redeem the April and October 2018 Notes, 2020 Notes, 2021 Notes, 2021 Euro Notes, 2022 Notes, 2022 GBP Notes, 2023 Notes, 2024 Notes, 2024 Euro Notes, 2025 Notes, 2026 Notes, and 2046 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption, provided no make-whole amount will be paid for redemptions of the 2020 Notes, the 2021 Notes, the 2021 Euro Notes and the 2022 GBP Notes during the one month prior to their maturity, the 2022 Notes during the two months prior to their maturity, the 2023 Notes, the 2024 Notes, the 2024 Euro Notes, the 2025 Notes, and the 2026 Notes during the three months prior to their maturity, and the 2046 Notes during the six months prior to their maturity.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the Company’s long-term debt is estimated to be approximately $203 million higher than the carrying value as of September 30, 2017. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to September 30, 2017, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(5) Financial Instruments

As of September 30, 2017, we had no interest rate swap transactions and no forward contracts outstanding.
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
The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of these hedging instruments impacts net income when the ineffectiveness occurs. During the third quarter of 2017, net investment hedge combined losses of $32 million, net of tax, respectively, were recognized in other comprehensive income, resulting in year-to-date losses of $50 million. No ineffectiveness was recorded on the net investment hedges above.
(6) Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to operations, some of which include claims for punitive or exemplary damages. The Company believes at this time that no actions depart from customary litigation incidental to its business.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 11 claims against Servicos asserting potential tax liabilities of approximately $15 million. There are potentially 23 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $56 million making the total potential exposure for all 34 claims approximately $71 million. We do not believe a liability for these 34 total claims is probable and, therefore, have not recorded a liability for any of these claims.

Acquired Contingencies (SunGard)

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. The Condensed Consolidated Balance Sheet as of September 30, 2017 includes a liability of $89 million mostly related to unclaimed property examinations and tax compliance matters.

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

(7) Related Party Transactions

Cardinal Holdings

On July 31, 2017, FIS closed on the sale of a majority ownership stake in the Capco consulting business and risk and compliance consulting business to Clayton, Dubilier & Rice L.P., by and through certain funds that it manages ("CD&R"). CD&R acquired a 60% interest in the entity (Cardinal Holdings, L.P. ("Cardinal")) and FIS obtained the remaining 40% interest, in each case before equity issued to management (Note 9). Cardinal became a related party effective July 31, 2017.

Upon closing on the sale of the Capco consulting business and risk and compliance consulting business, FIS and Cardinal entered into a short-term Transition Services Agreement ("TSA"), whereby FIS provides various agreed upon services to Cardinal. FIS also provides ongoing management consulting services to Cardinal. Amounts transacted through these agreements were not significant to the 2017 periods presented.

Capco continues to provide Banco Bradesco S.A. ("Banco Bradesco") with consulting services. Capco revenue and related party receivables from Banco Bradesco through the July 31, 2017 closing is included below under Brazilian Venture revenue from Banco Bradesco.

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco, in which we own a 51% controlling interest, to provide comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The board

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of directors for the Brazilian Venture declared a dividend resulting in payments of $23 million and $20 million, during the three months ended September 30, 2017 and 2016, respectively. The unamortized contract intangible asset balance as of September 30, 2017 was $75 million. The carrying value of the noncontrolling interest as of September 30, 2017 was $98 million.

The Company recorded revenues of $81 million and $75 million during the three months and $250 million and $195 million during the nine months ended September 30, 2017 and 2016, respectively, from Banco Bradesco. Revenues from Banco Bradesco included $2 million and $23 million of favorable currency impact during the three and nine months ended September 30, 2017, respectively, resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and Brazilian Real.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		September 30,	December 31,
Related Party	Balance sheet location	2017	2016
Banco Bradesco	Trade receivables	$53	$45
Banco Bradesco	Accounts payable and accrued liabilities	10	10
Banco Bradesco	Other long-term liabilities	18	22

(8) Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2017 and 2016 are computed using the treasury stock method.

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2017 and 2016 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net earnings from continuing operations attributable to FIS	$61	$185	$331	$360
Net earnings (loss) from discontinued operations attributable to FIS	—	—	—	1
Net earnings attributable to FIS common stockholders	$61	$185	$331	$361
Weighted average shares outstanding — basic	331	326	330	325
Plus: Common stock equivalent shares	5	4	5	4
Weighted average shares outstanding — diluted	336	330	335	329
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.18	$0.57	$1.00	$1.11
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — basic attributable to FIS common stockholders	$0.18	$0.57	$1.00	$1.11
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.18	$0.56	$0.99	$1.09
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — diluted attributable to FIS common stockholders	$0.18	$0.56	$0.99	$1.10

Options to purchase approximately 4 million and 1 million shares of our common stock for the three months and 4 million and 7 million for the nine months ended September 30, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

(9) Divestitures

On July 31, 2017, FIS closed on the sale of a majority ownership stake in its Capco consulting business and risk and compliance consulting business to CD&R, for cash proceeds of approximately $469 million. CD&R acquired preferred units convertible into 60% of the common units of the venture and FIS obtained common units representing the remaining 40%, in each case before equity is issued to management. The preferred units are entitled to a quarterly dividend at an annual rate of 12%, payable in cash or additional preferred units at FIS' option. The businesses sold were included within the GFS and IFS segments. As a result of the sale the Company recorded a pre-tax loss of approximately $41 million during the three months ended September 30, 2017. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax loss and related prior period earnings remain reported within earnings from continuing operations.

FIS' 40% ownership in CD&R was initially valued at $172 million and was recorded as an equity method investment included within other noncurrent assets on the Condensed Consolidated Balance Sheet. Beginning after the sale on July 31, 2017, FIS began to recognize the investment earnings in after-tax equity method investment earnings outside of operating income and segment Adjusted EBITDA. For periods prior to July 31, 2017, the Capco consulting business and risk and compliance consulting business were included within operating income and segment Adjusted EBITDA.

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

(10) Segment Information

Integrated Financial Solutions ("IFS")

The IFS segment is focused primarily on serving the North American regional and community bank and savings institution market for transaction and account processing, payment solutions, channel solutions, lending and wealth management solutions, corporate liquidity, digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. Clients in this segment include regional and community banks, credit unions and commercial lenders, as well as government institutions, merchants and other commercial organizations. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, product integration, information and security, and compliance in a cost effective manner. The business solutions in this segment included the risk and compliance consulting business through its divestiture on July 31, 2017 (Note 9).

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets and asset management and insurance solutions, as well as banking and payments solutions.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries. These institutions face unique business and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house”, fully outsourced end-to-end solutions, and using consulting and third party service providers. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. GFS clients also include asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms. This segment also includes the Company's consolidated Brazilian Venture (Note 7). The business solutions in this segment included the Capco consulting business through its divestiture on July 31, 2017 (Note 9).

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

As of and for the three months ended September 30, 2017 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,120	$997	$81	$2,198
Operating expenses	744	703	363	1,810
Depreciation and amortization from continuing operations	82	65	16	163
Purchase accounting amortization	—	—	185	185
EBITDA	458	359	(81)	736
Acquisition deferred revenue adjustment	—	—	2	2
Acquisition, integration and severance costs	—	—	22	22
Adjusted EBITDA	$458	$359	$(57)	760

EBITDA				$736
Interest expense				84
Depreciation and amortization from continuing operations				163
Purchase accounting amortization				185
Other income (expense) unallocated				(182)
Provision for income taxes				51
Net earnings attributable to noncontrolling interest				10
Net earnings attributable to FIS common stockholders				$61
Capital expenditures (1)	$82	$66	$4	$152
Total assets (2)	$10,273	$8,386	$5,635	$24,294
Goodwill	$7,662	$5,867	$170	$13,699

(1)	Capital expenditures for the three months ended September 30, 2017 include $1 million of capital leases.

As of and for the three months ended September 30, 2016 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$1,114	$1,068	$127	$2,309
Operating expenses	731	789	391	1,911
Depreciation and amortization from continuing operations	70	64	14	148
Purchase accounting amortization	—	—	144	144
EBITDA	453	343	(106)	690
Acquisition deferred revenue adjustment	—	—	37	37
Acquisition, integration and severance costs	—	—	39	39
Adjusted EBITDA	$453	$343	$(30)	$766

EBITDA				$690
Interest expense				98
Depreciation and amortization from continuing operations				148
Purchase accounting amortization				144
Other income (expense) unallocated				(6)
Provision for income taxes				103
Net earnings attributable to noncontrolling interest				6
Net earnings attributable to FIS common stockholders				$185
Capital expenditures (1)	$82	$79	$8	$169
Total assets (2)	$10,179	$9,131	$6,820	$26,130
Goodwill	$7,670	$6,443	$456	$14,569

(1)	Capital expenditures for the three months ended September 30, 2016 include $16 million of capital leases.

(2)	Total assets as of September 30, 2016 exclude $4 million related to discontinued operations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2017 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$3,430	$3,092	$272	$6,794
Operating expenses	2,298	2,317	1,172	5,787
Depreciation and amortization from continuing operations	237	198	47	482
Purchase accounting amortization	—	—	551	551
EBITDA	1,369	973	(302)	2,040
Acquisition deferred revenue adjustment	—	—	6	6
Acquisition, integration and severance costs	—	—	141	141
Adjusted EBITDA	$1,369	$973	$(155)	2,187

EBITDA				$2,040
Interest expense				267
Depreciation and amortization from continuing operations				482
Purchase accounting amortization				551
Other income (expense) unallocated				(123)
Provision for income taxes				262
Net earnings attributable to noncontrolling interest				24
Net earnings attributable to FIS common stockholders				$331
Capital expenditures (1)	$289	$224	$15	$528

(1)	Capital expenditures for the nine months ended September 30, 2017 include $80 million of capital leases.

For the nine months ended September 30, 2016 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$3,379	$3,106	$310	$6,795
Operating expenses	2,256	2,415	1,259	5,930
Depreciation and amortization from continuing operations	201	183	47	431
Purchase accounting amortization	1	6	438	445
EBITDA	1,325	880	(464)	1,741
Acquisition deferred revenue adjustment	—	—	177	177
Acquisition, integration and severance costs	—	—	181	181
Adjusted EBITDA	$1,325	$880	$(106)	$2,099

EBITDA				$1,741
Interest expense				284
Depreciation and amortization from continuing operations				431
Purchase accounting amortization				445
Other income (expense) unallocated				(8)
Provision for income taxes				200
Net earnings from discontinued operations				1
Net earnings attributable to noncontrolling interest				13
Net earnings attributable to FIS common stockholders				$361
Capital expenditures (1)	$212	$221	$31	$464

(1)	Capital expenditures for the nine months ended September 30, 2016 include $18 million of capital leases.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Clients in Brazil, the United Kingdom, Germany, Canada and India accounted for the majority of the revenues from clients based outside of the U.S. for all periods presented. Long-term assets, excluding goodwill and other intangible assets, located outside of the United States total $515 million and $527 million as of September 30, 2017 and 2016, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

During the three and nine months ended September 30, 2017 the Company recorded certain costs relating to integration and severance activity primarily from the SunGard acquisition of $22 million and $141 million, respectively. During the three and nine months ended September 30, 2016 the Company recorded transaction and other costs, including integration activity, related to SunGard and other recent acquisitions and other severance costs of $39 million and $181 million. These costs for the 2017 and 2016 periods were recorded in the Corporate and Other segment.

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

•	the failure to innovate in order to keep up with new emerging technologies, which could impact our solutions, including the ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our major operations centers; and

•	other risks detailed elsewhere in this document, or in our other filings with the Securities and Exchange Commission.

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

FIS reports its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. A description of these segments is included in Note 10 to the Notes to Condensed Consolidated Financial Statements (unaudited). Revenues by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, professional services and software license fees. The majority of our revenue has historically been recurring, and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A considerable portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of accounts and card transactions, among other variable measures, associated with consumer, commercial and capital markets. Professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients. In 2016, macroeconomic challenges of a slowing global economy, as well as unique events such as Brexit, affected our clients by predominantly delaying their buying decisions of consulting and professional services in certain markets.

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

Notwithstanding challenging global economic conditions, our ongoing international business continued to experience growth on a constant currency basis. Demand for our solutions will also be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2016, we experienced adverse currency impacts in our international businesses as a consequence of a relative strengthening of the U.S. dollar particularly versus the British pound sterling due in part to Brexit. In 2017, we have experienced minimal foreign currency impacts.

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

As described in Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited), on July 31, 2017, we sold a majority interest in certain of our consulting businesses to affiliates of CD&R. These businesses had lower margins than many of our other businesses. The consulting businesses sold were included within the GFS and IFS segments. Also, on Feburary 1, 2017, we sold our PS&E business, which had been recorded in our Corporate and Other segment.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Transactions with Related Parties

See Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-month and nine-month periods ended September 30, 2017 and 2016

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Processing and services revenues	$2,198	$2,309	$6,794	$6,795
Cost of revenues	1,483	1,527	4,677	4,680
Gross profit	715	782	2,117	2,115
Selling, general, and administrative expenses	327	384	1,110	1,250
Operating income	388	398	1,007	865
Other income (expense):
Interest expense, net	(84)	(98)	(267)	(284)
Other income (expense), net	(182)	(6)	(123)	(8)
Total other income (expense), net	(266)	(104)	(390)	(292)
Earnings from continuing operations before income taxes and equity method investment earnings	122	294	617	573
Provision for income taxes	51	103	262	200
Equity method investment earnings	—	—	—	—
Earnings from continuing operations, net of tax	71	191	355	373
Earnings (loss) from discontinued operations, net of tax	—	—	—	1
Net earnings	71	191	355	374
Net earnings attributable to noncontrolling interest	(10)	(6)	(24)	(13)
Net earnings attributable to FIS common stockholders	$61	$185	$331	$361
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$0.18	$0.57	$1.00	$1.11
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — basic attributable to FIS common stockholders	$0.18	$0.57	$1.00	$1.11
Weighted average shares outstanding — basic	331	326	330	325
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$0.18	$0.56	$0.99	$1.09
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	—	—
Net earnings per share — diluted attributable to FIS common stockholders	$0.18	$0.56	$0.99	$1.10
Weighted average shares outstanding — diluted	336	330	335	329
Amounts attributable to FIS common stockholders:
Net earnings from continuing operations	$61	$185	$331	$360
Net earnings (loss) from discontinued operations	—	—	—	1
Net earnings attributable to FIS	$61	$185	$331	$361

 Processing and Services Revenues

Processing and services revenue totaled $2,198 million and $2,309 million during the three month periods and $6,794 million and $6,795 million during the nine month periods ended September 30, 2017 and 2016, respectively. Processing and services revenues decreased $111 million, or 4.8% and $1 million, or 0.0%, during the three and nine month periods, respectively, due to the reduction in revenue from the sale of the PS&E business during the first quarter of 2017 and the sale of the Capco consulting business and the risk and compliance consulting business during the third quarter of 2017. These decreases were partially offset by continued growth with our existing customers for our post-trade derivatives solutions, volume growth in payment solutions in Brazil and Asia regions, increased demand in banking and wealth solutions and growth in corporate and digital solutions driven by mobile banking, internet banking and a new business payment solution. The three and nine months ended September 30, 2017 also benefit from a lower purchase accounting adjustment, as compared to the 2016 periods, to reduce SunGard acquired deferred revenue to fair value. Additionally, the three months ended September 30, 2017 also benefited from a $10 million favorable foreign currency impact primarily resulting from a weaker U.S. Dollar in 2017. See "Segment Results of Operations (Unaudited)" below for more detailed explanation.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,483 million and $1,527 million during the three-month periods and $4,677 million and $4,680 million during the nine-month periods ended September 30, 2017 and 2016, respectively, resulting in gross profit of $715 million and $782 million during the respective three-month periods and $2,117 million and $2,115 million during the nine-month periods. Gross profit as a percentage of revenues was 32.5% and 33.9% during the three-month periods and 31.2% and 31.1% during the nine-month periods ended September 30, 2017 and 2016, respectively. The change in gross profit during the 2017 periods as compared to 2016 primarily resulted from the revenue variances noted above. The gross profit percentage change during the three and nine months ended September 30, 2017, as compared to 2016 is negatively impacted by higher acquired intangible asset amortization expense resulting from the SunGard acquisition, partially offset by higher margin item processing solutions and the realization of ongoing expense synergies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $327 million and $384 million during the three-month periods and $1,110 million and $1,250 million during the nine-month periods ended September 30, 2017 and 2016, respectively. The year-over-year decrease is primarily driven by the sale of PS&E during the first quarter of 2017, the sale of the Capco consulting business and risk and compliance consulting business during the third quarter of 2017 and integration and cost management initiatives.

Operating Income

Operating income totaled $388 million and $398 million during the three-month periods and $1,007 million and $865 million during the nine-month periods ended September 30, 2017 and 2016, respectively. Operating income as a percentage of revenue (“operating margin”) was 17.7% and 17.2% during the three-month periods and 14.8% and 12.7% during the nine-month periods ended September 30, 2017 and 2016, respectively. The changes in operating income for the three and nine month periods of 2017 as compared to 2016 resulted from the variances addressed above. The increase in operating margin resulted primarily from integration and cost management initiatives and revenue from higher margin item processing solutions.

Total Other Income (Expense), Net

Total other income (expense), net was $(266) million and $(104) million during the three-month periods and $(390) million and $(292) million during the nine-month periods ended September 30, 2017 and 2016, respectively. Interest expense is typically the primary component of total other income (expense), however, during 2017, other income (expense) was also a significant component. Other income (expense) net for the three and nine months period ended September 30, 2017, includes a pre-tax loss of $33 million on the sale of the Capco consulting and risk and compliance business and other divestitures and a pre-tax charge of $167 million in tender premiums and the write-off of previously capitalized debt issuance costs on the repurchase of approximately $2,000 million in aggregate principal of debt securities. Additionally, the nine months ended September 30, 2017 also includes a pre-tax gain of $85 million on the sale of the PS&E business, a pre-tax charge of approximately $25 million due to the redemption of the Senior Notes due March 2022 and the pay down of the 2018 Term Loans, consisting of the call premium on the Senior Notes due March 2022 and the write-off of previously capitalized debt issuance costs.

Provision for Income Taxes

Income tax expense from continuing operations totaled $51 million and $103 million during the three-month periods and $262 million and $200 million during the nine-month periods ended September 30, 2017 and 2016, resulting in effective tax rates from continuing operations of 42% and 35% for the three month periods and 42% and 35% for the nine-month periods, respectively. The 2017 effective tax rates include the impact of the write-off of goodwill with no tax basis in connection with the sales of our PS&E business and consulting business and additional taxes related to book basis in the units of Cardinal in excess of tax basis, partially offset by the tax benefit for the deduction of share based payment awards where the tax deduction exceeded the compensation cost for financial reporting purposes.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $61 million and $185 million resulting in earnings per diluted share of $0.18 and $0.56 for the three-month periods and $331 million and $360 million resulting in earnings per diluted share of $0.99 and $1.09 for the nine-months ended September 30, 2017 and 2016, respectively. These results reflect the variances described above.

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

Integrated Financial Solutions
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Processing and services revenues	$1,120	$1,114	$3,430	$3,379
Adjusted EBITDA	$458	$453	$1,369	$1,325

Three months ended September 30:

Processing and services revenues increased $6 million, or 0.5%, due to: (1) increased demand in banking and wealth solutions excluding both termination fees and the effects of the sale of the risk and compliance consulting business contributing 1.9%; (2) growth in corporate and digital solutions excluding termination fees contributing 0.7%; (3) growth in payment solutions excluding both terminations fees and the card production business contributing 1.1%; partially offset by (4) the expected industry wide slow-down in card production activities associated with the roll-out of EMV contributing (1.6%); (5) the sale of the risk and compliance consulting business contributing (0.8%); and (6) a decrease in termination fees contributing (0.7%).

Adjusted EBITDA increased $5 million, or 1.1%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 20 basis points to 40.9% primarily driven by a revenue mix shift and continued cost management.

Nine months ended September 30:

Processing and services revenues increased $51 million, or 1.5%, due to: (1) increased demand in banking and wealth solutions excluding the effects of the sale the risk and compliance consulting business contributing 2.2%; (2) growth in corporate and digital solutions contributing 0.9%; (3) growth in payment solutions excluding the card production business contributing 1.0%; partially offset by (4) the expected industry wide slow-down in card production activities associated with the roll-out of EMV contributing (1.1%); and (5) the decline and sale of the risk and compliance consulting business contributing (1.5%).

Adjusted EBITDA increased $44 million, or 3.3%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 70 basis points to 39.9% primarily driven by a revenue mix shift and continued cost management.

Global Financial Solutions
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Processing and services revenues	$997	$1,068	$3,092	$3,106
Adjusted EBITDA	$359	$343	$973	$880

Three months ended September 30:

Processing and services revenues decreased $71 million, or 6.6%, primarily due to the sale of the Capco consulting business contributing (9.2%), partially offset by continued growth with our existing customers for our post-trade derivatives solutions contributing 1.4%, volume growth in payment solutions in Brazil and Asia regions contributing 1.0% and a favorable foreign currency impact of approximately $10 million resulting from a weaker U.S. Dollar versus the Euro and Brazilian Real and continued demand for our risk, compliance and global securities solutions contributing 0.2% .

Adjusted EBITDA increased $16 million, or 4.7%, primarily resulting from realization of ongoing expense synergies. Adjusted EBITDA margins increased 390 basis points to 36.0% primarily resulting from growth in higher margin item processing solutions as well as realization of ongoing expense synergies.

Nine months ended September 30:

Processing and services revenues decreased $14 million, or 0.5%, primarily due to the sale of the Capco consulting business contributing (3.2%), partially offset by continued growth with our existing customers for our post-trade derivatives solutions contributing 0.8% and volume growth in payment solutions in Brazil and Asia regions contributing 1.8%.

Adjusted EBITDA increased $93 million, or 10.6%, primarily resulting from the realization of ongoing expense synergies. Adjusted EBITDA margins increased 320 basis points to 31.5% primarily resulting from growth in higher margin item processing solutions as well as realization of ongoing expense synergies.

Corporate and Other
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Processing and services revenues	$81	$127	$272	$310
Adjusted EBITDA	$(57)	$(30)	$(155)	$(106)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including commercial services, PS&E (which was divested on February 1, 2017), and check processing.

Three months ended September 30:

Processing and services revenues decreased $46 million, or 36.2%, primarily from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017 and a decline in the commercial services business, partially offset by lower 2017 purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment).

Adjusted EBITDA decreased $27 million, or 90.0%, primarily resulting from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017.

Nine months ended September 30:

Processing and services revenues decreased $38 million, or 12.3%, primarily from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017 and a decline in the commercial services business, partially offset by lower 2017 purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment).

Adjusted EBITDA decreased $49 million, or 46.2%, primarily resulting from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017, partially offset by integration and cost management initiatives.

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
As of September 30, 2017, we had cash and cash equivalents of $720 million and long-term debt of $9.1 billion, including the current portion, net of capitalized debt issuance costs. Of the $720 million cash and cash equivalents, approximately $518 million is held by our foreign entities and would generally be subject to U.S. income taxation upon repatriation to the U.S. The majority of our U.S. cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.29 per common share will be paid on December 29, 2017 to shareholders of record as of the close of business on December 15, 2017.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.
Cash Flows from Operations
Cash flows from operations were $1,079 million and $1,342 million during the nine-month periods ended September 30, 2017 and 2016, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $263 million lower in the 2017 period primarily due to income tax payments on the gain realized on the sale of PS&E.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $448 million and $446 million in capital expenditures (excluding capital leases) during the nine-month periods ended September 30, 2017 and 2016, respectively.

Financing

For more information regarding the Company’s long-term debt and financing activity, including information on its July 2017 debt offering and tender offer, see Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations during the first nine months of 2017 in comparison to the table included in our Annual Report on Form 10-K as filed on February 23, 2017, except as disclosed in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
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

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments were intended to simplify and improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and tax deficiencies over/under compensation expense recognized will be reflected in the income statement as they occur. This will replace the prior guidance, which required tax benefits that exceed compensation expense (windfalls) to be recognized in equity. It also eliminates the need to maintain a “windfall pool,” and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance also changes the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Under prior guidance, windfalls were classified as financing activities. These changes may result in more volatile net earnings. Similarly, effective tax rates are subject to more variability since the new guidance reflects all tax benefit excesses and deficiencies in tax expense. Under prior practice, stock compensation generally did not impact the effective tax rate since any difference between compensation expense and the ultimate tax deduction was reflected in additional paid in capital. Also under the new guidance, excess tax benefits are no longer to be included in assumed proceeds from applying the treasury stock method when computing diluted earnings per share since they no longer are recognized in additional paid in capital. Consequently, the reduction to common stock equivalents for assumed purchases from proceeds are lower and the impact of common stock equivalents are more dilutive. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Thus, ASU 2016-09 was effective for FIS as of January 1, 2017. FIS applied prospectively the recording of excess tax benefits as income tax expense and the presentation of those benefits as an operating activity within the statement of cash flows and, therefore, prior periods have not been adjusted. During 2016, 2015 and 2014, we recorded $32 million, $29 million and $40 million, respectively, to consolidated equity as excess tax benefits from our stock plans.

On August 26, 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15"), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments are meant to reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues, which are 1) debt prepayment for debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds for the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. FIS has elected to adopt this standard in the current quarter. FIS has applied the presentation guidance above to its statements of cash flows and all adjustments have been reflected on a retrospecive basis. The primary impact of adopting the new guidance is our 2017 presentation of debt prepayment and related costs being reflected in financing activities rather than operating activities. This adoption impacts 2017 cash flows but had no impact on 2016.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. It also includes guidance on accounting for the incremental costs of obtaining and costs incurred to fulfill a contract with a customer. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The FASB has issued several amendments to Topic 606, including further guidance on principal versus agent consideration, clarification on identifying performance obligations and accounting for licenses of intellectual property.

The effective date of the standard was postponed to reporting periods beginning after December 15, 2017, with early adoption allowed for reporting periods beginning after December 15, 2016. We will adopt the new standard effective January 1, 2018.

Entities can transition to the standard with retrospective application to the earliest years presented in their financial statements, retrospective using certain practical expedients, or with a cumulative-effect adjustment as of the date of adoption. We currently anticipate adopting the new standard using the retrospective method with the application of certain practical expedients.

Overall, we do not anticipate the adoption of ASU 2014-09 to have a significant impact on our financial statements when taken as a whole, except for the newly required expanded disclosures. While we continue to quantify the effect the adoption will have on our historical financial position and results of operations, we currently anticipate the largest impacts to be related to the following areas:

•
Certain revenues currently recorded on a gross basis as a principal may be recorded on a net basis as an agent to the extent the Company does not control the good or service before it is transferred to the customer.

•
The timing of recognition of certain term license early renewals will be deferred until the conclusion of the term under the existing license agreement. Currently, term license early renewals are generally recognized upon execution of the renewal agreement.

•
We anticipate recognizing the license portion of software rental fees in certain of our global trading, asset management, and securities processing businesses upon delivery. Currently, software license rental fees are recognized ratably over the rental period as the payments become due and payable.

In addition to the above, we considered other areas and determined that all have a substantially smaller impact. The Company is in the process of finalizing the quantification of the impact to these areas.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Market Risk

We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. We periodically use certain derivative financial instruments, including interest rate swaps and foreign currency forward contracts, to manage interest rate and foreign currency risk. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use fixed rate and variable rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps, if any.

The senior notes as described in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of September 30, 2017. The carrying value of the senior notes was $8,532 million as of September 30, 2017. The fair value of the senior notes was approximately $8,735 million as of September 30, 2017. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 4 to the Notes to Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement by approximately $6 million (based on principal amounts outstanding as of September 30, 2017). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2017. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2017, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of September 30, 2016, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $1 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three and nine months ended September 30, 2017, we generated approximately $437 million and $1,379 million, respectively, in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenues for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2017	2016	2017	2016
Pound Sterling	$11	$13	$33	$34
Euro	8	9	27	29
Real	10	9	29	23
Indian Rupee	4	3	10	9
Total increase or decrease	$33	$34	$99	$95

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $10 million of favorable foreign currency impact during the three months and $1 million of unfavorable currency impact during the nine months ended September 30, 2017, respectively, resulting from changes in the U.S. Dollar during 2017 as compared to 2016. Net earnings included $2 million of favorable foreign currency impact during the three months and $1 million of unfavorable currency impact during the nine months ended September 30, 2017, respectively. In 2017, we expect minimal foreign currency impact on our net earnings.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. We did not have any of these derivatives as of September 30, 2017.

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

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Amendment to Employment Agreement effective as August 16, 2017 by and between Fidelity National Information Services, Inc. and Marianne Brown. (1)					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 1, 2017	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 1, 2017	By:	/s/ KATY T. THOMPSON
Katy T. Thompson
Corporate Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Amendment to Employment Agreement effective as August 16, 2017 by and between Fidelity National Information Services, Inc. and Marianne Brown. (1)					*
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