Form 10-K
period 2017-12-31
Fidelity National Information Services, Inc.
filed 2018-02-22
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates was $28,184,618,568 based on the closing sale price of $85.40 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, was 331,179,313 as of January 31, 2018.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2017, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2017 FORM 10-K ANNUAL REPORT

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	25
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosure About Market Risks	46
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	89
PART III
Item 10.	Directors and Executive Officers of the Registrant	89
Item 11.	Executive Compensation	89
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13.	Certain Relationships and Related Transactions	89
Item 14.	Principal Accounting Fees and Services	89

PART IV
Item 15.	Exhibits and Financial Statement Schedules	89
Item 16.	Form 10-K Summary	97
Signatures		98
EX-10.25
EX-10.30
EX-10.34
EX-10.35
EX-10.36
EX-10.54
EX-10.55
EX-10.56
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

PART I

Item 1.    Business

Overview

FIS is a global leader in financial services technology with a focus on retail and institutional banking, payments, asset management and wealth and retirement, risk and compliance and outsourcing solutions. Through the depth and breadth of our solutions portfolio, global capabilities and domain expertise, FIS serves more than 20,000 clients in over 130 countries. Headquartered in Jacksonville, Florida, FIS employs more than 53,000 people worldwide and holds leadership positions in payment processing, financial software and banking solutions. Providing software, services and outsourcing of the technology that empowers the financial world, FIS is a Fortune 500 company and is a member of the Standard & Poor’s 500® Index.

FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc. and our stock is traded on the New York Stock Exchange under the trading symbol "FIS".

We have grown organically, as well as through acquisitions, which have contributed critical applications and services that complement or enhance our existing offerings, diversifying our revenues by customer, geography and service offering. These acquired offerings include integrated core banking and payment solutions, mobile banking solutions, item processing services, card issuer services, risk management solutions, electronic loan amendment applications and services, electronic funds transfer ("EFT") services, merchant acquiring services, and prepaid/gift card processing for community banks, credit unions, and other financial institutions. We sell many of these solutions to domestic companies, as well as to global organizations and companies domiciled both within and outside of North America, where our solutions are able to be deployed across multiple regions. Our strategic acquisitions have enabled us to broaden our available solution sets, scale our operations, expand and diversify our customer base and strengthen our competitive position.

On November 30, 2015, FIS acquired SunGard (the "SunGard acquisition"). The SunGard acquisition increased our existing portfolio of solutions to automate a wide range of complex business processes to financial services institutions and corporate and government treasury departments, adding solutions for trading, securities operations, administering investment portfolios, accounting for investment assets, and managing risk and compliance requirements. The combination of FIS and SunGard brought together complementary technology solutions and services to enable a broader technology platform serving our existing and future clients.

Financial Information About Operating Segments and Geographic Areas

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We recast all previous periods to conform to the new segment presentation. Following our November 30, 2015 acquisition of SunGard, the SunGard business was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we further integrated the acquired SunGard businesses through March 31, 2016, we reclassified certain SunGard businesses (corporate liquidity and wealth and retirement) that are oriented more to the retail banking and payments activities of IFS into that segment. Certain other businesses from both SunGard (the public sector and education businesses, which were divested in February 2017), and legacy FIS (global commercial services and retail check processing) were reclassified to the Corporate and Other segment, as were SunGard administrative expenses. Prior periods were reclassified to conform to the current segment presentation. For information about our revenues and assets by geographic area see Notes 2(n) and 19 of the Notes to Consolidated Financial Statements.

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

Strategy

Our mission is to deliver superior solutions and services to our clients, which will result in sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal has been and continues to be built on the following pillars:

•
Build, Buy, or Partner to Add Solutions to Cross-Sell - We continue to invest in growth through internal software development, as well as through acquisitions and equity investments that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross-sell. We also partner from time to time with other entities to provide comprehensive offerings to our prospects and customers. By investing in solution innovation and integration, we continue to expand our value proposition to our prospects and clients.

•
Support Our Clients Through Innovation - Changing market dynamics, particularly in the areas of information security, regulation and innovation, are transforming the way our clients operate, which is driving incremental demand for our integrated solutions and services around our intellectual property. As prospects and customers evaluate technology, business process changes and vendor risks, our depth of services capabilities enables us to become involved earlier in their planning and design process and assist them as they manage through these changes.

•
Continually Improve to Drive Margin Expansion  - We strive to optimize our performance through investments in infrastructure enhancements, our workforce and other measures that are designed to drive margin expansion.

•
Expand Client Relationships - The overall market we serve continues to gravitate beyond single-application purchases to multi-solution partnerships. As the market dynamics shift, we expect our clients and prospects to rely more on our multidimensional service offerings. Our leveraged solutions and processing expertise can produce meaningful value and cost savings for our clients through more efficient operating processes, improved service quality and convenience for our clients' customers.

•	Build Global Diversification - We continue to deploy resources in global markets where we expect to achieve meaningful scale.

Revenues by Segment

The table below summarizes our revenues by reporting segment (in millions):

	2017	2016	2015
IFS	$4,630	$4,525	$3,809
GFS	4,138	4,250	2,361
Corporate and Other	355	466	426
Total Consolidated Revenues	$9,123	$9,241	$6,596

Integrated Financial Solutions ("IFS")

The IFS segment is focused primarily on serving North American regional and community bank and savings institutions for transaction and account processing, payment solutions, channel solutions, digital channels, fraud, risk management and compliance solutions, lending and wealth and retirement solutions, and corporate liquidity, capitalizing on the continuing trend to outsource these solutions. Clients in this segment include regional and community banks, credit unions and commercial lenders, as well as government institutions, merchants and other commercial organizations. These markets are primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

Our solutions in this segment include:

•
Core Processing and Ancillary Applications.  Our core processing software applications are designed to run banking processes for our financial institution clients, including deposit and lending systems, customer management, and other central management systems, serving as the system of record for processed activity. Our diverse selection of market-focused core systems enables FIS to compete effectively in a wide range of markets. We also offer a number of services that are ancillary to the primary applications listed above, including branch automation, back-office support systems and compliance support.

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

•
Card and Retail Solutions.  Approximately 5,600 financial institutions use a combination of our technology and/or services to issue VISA®, MasterCard® or American Express® branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. We offer Europay, MasterCard and VISA ("EMV") integrated circuit cards, often referred to as smart cards or chip cards, as well as a variety of stored-value card types and loyalty/reward programs. Our integrated services range from card production and activation to processing to an extensive range of fraud management services and value-added loyalty programs designed to increase card usage and fee-based revenues for financial institutions and merchants. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing clients. We are also a leading provider of prepaid card services, which include gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs. Our closed loop gift card solutions and loyalty programs provide merchants compelling solutions to drive consumer loyalty. In addition, our merchant processing service provides a merchant or financial institution a comprehensive solution to manage its merchant card activities, including point-of-sale equipment, transaction authorization, draft capture, settlement, charge-back processing and reporting.

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

•
Wealth and Retirement.  We provide wealth and retirement solutions that help banks, trust companies, brokerage firms, insurance firms, retirement plan professionals, benefit administrators and independent advisors acquire, service and grow their client relationships. We provide solutions for client acquisition, transaction management, trust accounting and recordkeeping that can be deployed stand-alone or as part of an integrated wealth or retirement platform, or on an outsourced basis.

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

•
Government Payments Solutions.  We provide comprehensive, customized electronic service applications for government agencies, including Internal Revenue Service (IRS) payment services and government food stamp and nutrition programs known as Supplemental Nutrition Assistance Program (“SNAP”) and Women, Infants and Children ("WIC"). We also facilitate the collection of state income taxes, real estate taxes, utility bills, vehicle registration fees, driver’s license renewal fees, parking tickets, traffic citations, tuition payments, court fees and fines, hunting and fishing license fees, as well as various business licenses.

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

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets (including asset managers, buy- and sell-side securities and trading firms), asset management and insurance solutions, as well as banking and payments solutions.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as international financial institutions we serve as clients in more than 130 countries around the world, and asset managers, buy-and sell-side securities and trading firms, insurers and private equity firms. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house”, using consulting and third-party service providers as well as fully outsourced end-to-end solutions. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. This segment also includes the Company's consolidated Brazilian Venture (see Note 17 of the Notes to Consolidated Financial Statements). Our solutions in this segment include:

•
Securities Processing and Finance.  Our offerings help financial institutions to increase the efficiency, transparency and control of their back-office trading operations, post-trade processing and settlement including derivative solutions, risk management, securities lending, syndicated lending, tax processing, and regulatory compliance. The breadth of our offerings also facilitates advanced business intelligence and market data distribution based on our extensive market data access.

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

•
Asset Management and Insurance. We offer solutions that help institutional investors, insurance companies, hedge funds, private equity firms, fund administrators and securities transfer agents improve both investment decision-making and operational efficiency, while managing risk and increasing transparency. Our asset management solutions support every stage of the investment process, from research and portfolio management, to valuation, risk management, compliance, investment accounting, transfer agency and client reporting. Our insurance solutions help support front-office and back-office functions including actuarial risk calculations, policy administration and financial and investment accounting and reporting for a variety of insurance lines, including life and health, annuities and pensions, property and casualty, reinsurance, and asset management.

•
Retail Banking and Payments Services. Our GFS operations leverage existing applications and provide services for the specific business needs of our customers in targeted global markets. Services are delivered from our operation centers around the world. Our banking solution services include fully outsourced core bank processing arrangements, application management, software licensing and maintenance and facilities management. Our payment solution services include fully outsourced card-issuer services and customer support, payment processing (including real-time payments) and switching services, prepaid and debit card processing, software licensing and maintenance, outsourced ATM management and retail point-of-sale payment services.

•
Strategic Consulting Services. We completed the sale of a majority stake in Capco, which comprised our Strategic Consulting Services, on July 31, 2017. (see Note 15 of the Notes to Consolidated Financial Statements).

Corporate and Other Segment

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance, such as acquisition integration and severance costs. The business solutions in this segment include:

•
Global Commercial Services.  Our global commercial services include solutions, both onshore and offshore, designed to meet the technology challenges facing clients, large or small, including financial institutions and non-financial institutions. These solutions range in scope from operations support for a single application to full management of information technology infrastructures. We also provide outsourcing teams to manage costs, improve operational efficiency and transform our clients' back-office and customer service processes.

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

•
Public Sector and Education. We completed the sale of our Public Sector and Education business to portfolio companies of Vista Equity Partners on February 1, 2017 (see Note 15 of the Notes to Consolidated Financial Statements).

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

Competition

The markets for our solutions and services are intensely competitive. Depending on the business line, in both our IFS and GFS segments, our primary competitors include internal technology departments within financial institutions, retailers, data processing or software development departments of large companies or large computer manufacturers, companies that deliver software and integrated services to the financial services industry, third-party payment processors, securities exchanges, asset managers, card associations, clearing networks or associations, trust companies, independent computer services firms, companies that develop and deploy software applications, companies owned by global banks selling new competitive solutions, companies that provide customized development, implementation and support services, disruptive technology innovators, and business process outsourcing companies. Many of these companies compete with us across multiple solutions, markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services across our segments include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, the ability to maintain, enhance and support the applications or services, price and overall relationship management. We believe we compete favorably in each of these categories. In addition, we believe our financial services industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual clients, enhances our competitiveness against companies with more limited offerings.

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

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity-type functions within a technology platform environment. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. During the years ended December 31, 2017, 2016 and 2015 approximately 2% to 5% of revenues were non-capitalizable research and development expense.

Government Regulation

Our services are subject to a broad range of complex federal, state, and foreign regulation and requirements, as well as requirements under the rules of self-regulatory organizations, including federal truth-in-lending and truth-in-savings rules, Regulation AA (Unfair or Deceptive Acts or Practices), data protection and privacy laws, usury laws, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Securities Exchange Act of 1934 (the "1934 Act"), the Investment Advisors Act of 1940 (the "1940 Act"), the U.S. Foreign Corrupt Practices Act and UK Bribery Act, and the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (“SEC”) and the Financial Conduct Authority in the U.K. (“FCA”). The compliance of our services and applications with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. In some cases, we are directly subject to regulatory oversight and examination. In other cases, our clients are contractually responsible for determining what is required of them under applicable laws and regulations so that we can assist them in their compliance efforts. In either case, the failure of our services to comply with applicable laws and regulations may result in restrictions on our ability to provide those services and/or the imposition of civil fines and/or criminal penalties. The principal areas of regulation impacting our business are:

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

Our U.S.-based wealth and retirement business holds charters in the states of Georgia and Delaware, which makes us subject to the regulatory compliance requirements of the Georgia Department of Banking and Finance and the State of

Delaware Office of the State Bank Commissioner. As a result, we are also authorized to provide trust services in various additional states subject to additional applicable state regulations.

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

•
Privacy and Data Protection.  The Company is subject to a number of privacy and data protection laws, regulations and directives globally (referred to collectively as “Privacy Laws”), many of which place restrictions on the Company’s ability to efficiently transfer, access and use personal data across its business. The legislative and regulatory landscape for privacy and data protection continues to evolve.

Our financial institution clients operating in the United States are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act (referred to as “GLBA”). GLBA places restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations under GLBA, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the privacy laws and are bound by the same limitations on disclosure of the information received from our clients as apply to the financial institutions themselves. A determination that there have been violations of privacy laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.

In October 2015, the European Court of Justice ruled that the U.S.-EU Safe Harbor framework clauses, a compliance method by which we relied in portions of our business to transfer personal data regarding citizens of the EU to the U.S., could no longer be relied upon. The U.S. and EU authorities have agreed in principle on a replacement for Safe Harbor known as “Privacy Shield”. The Privacy Shield approach has not been fully endorsed by all relevant parties and there have already been challenges to this initiative in the European justice system. While we have certified certain lines of business under the Privacy Shield, we have chosen to adopt EU model clauses published by the European Commission as the primary basis for the export of data from the EU to the U.S.

The EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which comes into effect on May 26, 2018. The proposed EU data protection regime imposes a strict data compliance regime and extends the scope of the EU data protection law to all foreign companies processing data of EU residents. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. The Company has adopted a comprehensive global privacy program to assess and manage these evolving risks, including contract terms to comply with this new law.

•
Money Transfer.  Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. These businesses may also be subject to certain state, local and licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In applicable states, we have obtained money transmitter licenses. However, changes to state money transmission laws and regulations, including changing interpretations and the implementation of new or varying regulatory requirements, may result in the need for additional money transmitter licenses or for the requirement that we change the way in which we deliver certain services.

We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Treasury’s Office of Foreign Assets Control (referred to as “OFAC”), which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Similar anti-money laundering laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC in several other countries. We have implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by OFAC. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement anti-money laundering programs. We have implemented policies, procedures and internal controls that are designed to comply with all applicable anti-money laundering laws and regulations.

•
Consumer Reporting and Protection.  Our retail check authorization services (Certegy Check Services) and account opening services, including credit scoring analysis (ChexSystems), maintain databases of consumer information and, as a consequence, are subject to the Federal Fair Credit Reporting Act and similar state laws. Among other things, the Federal Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their files, to dispute their accuracy, and to require verification or removal of disputed information. The Federal Trade Commission (FTC), as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we strive to, and have made considerable investment to, maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling disputes. We also are focused on ensuring our operating environments safeguard and protect consumer's personal information in compliance with these laws.

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

For more information on Information Security, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of December 31, 2017, we had more than 53,000 employees, including approximately 34,000 employees principally employed outside of the U.S.  None of our U.S. workforce currently is unionized. Approximately 12,000 of our employees, primarily in Brazil, Germany, Tunisia, France, Italy, and Chile, are represented by labor unions or works councils. We consider our relations with our employees to be good.

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

We electronically receive, process, store and transmit sensitive business information of our clients. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records. Such information is necessary to support our clients’ transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of our information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to our successful operation. For that reason, cybersecurity is one of the principal operational risks we face as a provider of services to financial institutions. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information we secure could be compromised. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records, damages from legal actions from clients and/or their customers, otherwise cause interruptions in our operations and damage to our reputation. These risks are greater with increased information transmission over the Internet and the increasing level of sophistication posed by cyber criminals.

As a provider of services to financial institutions and a provider of card processing services, we are bound by the same limitations on disclosure of the information we receive from our clients as apply to the clients themselves. If we fail to comply with these regulations and industry security requirements, we could be exposed to damages from legal actions from clients and/or their customers, governmental proceedings, governmental notice requirements, and the imposition of fines or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the Federal or State level, or by a specific industry body, they could have an adverse impact on us through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause our existing clients to lose confidence in our systems and terminate their agreements with us, inhibit our ability to attract new clients, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate our business.

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

The CFPB regulates financial and non-financial institutions and providers to those institutions. The CFPB continues to establish rules for regulating non-financial institution providers to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices. The New York Department of Financial Services has enacted new rules that require covered financial institutions to establish and maintain cyber security programs. The impact of these rules and any future rules may require FIS to be subject to additional regulation and adopt additional business practices that could require additional capital expenditures or impact our operating results. Changes to state money transmission laws and regulations, including changing interpretations and the implementation of new or varying regulatory requirements, may result in the need for additional money transmitter licenses. These changes could result in increased costs of compliance, as well as fines or penalties.

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

One of our subsidiaries is an SEC registered broker-dealer in the U.S. and others are authorized by the FCA to conduct certain regulated business in the U.K. Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, FINRA, and the FCA can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Those laws and regulations derive from a variety of policy considerations and address a wide range of topics, including those designed to protect customers of broker-dealers, and the privacy of their information, and those designed to protect the integrity of the markets, such as laws and regulations requiring broker-dealers to report suspicious activity of customers. Sanctions for failure to comply with such laws and regulations may arise out of currently-conducted activities or those conducted in prior periods. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance, and enforcement of an effective brokerage compliance program. Failure to establish, maintain, and enforce the required brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

We are exposed to certain risks relating to the execution services provided by our brokerage operations to our customers and counterparties, which include other broker-dealers, active traders, hedge funds, asset managers, and other institutional and non-institutional clients. These risks include, but are not limited to, customers or counterparties failing to pay for or deliver securities, trading errors, the inability or failure to settle trades, and trade execution system failures. As trading in the U.S. securities markets has become more automated, the potential impact of a trading error or a rapid series of errors caused by a computer or human error, or a malicious act has become greater. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we may not be able to limit our liability for trading losses or failed trades even when we are not at fault. As a result, we may suffer losses that are disproportionately large compared to the relatively modest profit contributions of our brokerage operations.

Privacy laws and regulations, such as the GDPR, require FIS to adopt new business practices and contractual provisions in existing and new contracts which may require transitional and incremental expenses which may impact our future operating results.

New privacy laws, such as the GDPR, continue to develop in ways we cannot predict. Privacy laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business and violations of privacy laws can result in significant penalties and damage to our brand and business.

Implementation of the GDPR will require changes to certain of our business practices, thereby increasing our costs.  Failure to comply with the requirements of the GDPR could result in significant penalties and loss of business, among other things.

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

Failure to properly manage or mitigate risks in the operation of our wealth and retirement businesses in the U.S and the U.K could have adverse liability consequences.

We have wealth and retirement businesses in the U.S. and U.K. engaged in processing securities transactions on behalf of clients and serving as a custodian. Failure to properly manage or mitigate risks in those operations and increased volatility in the financial markets may increase the potential for and magnitude of resulting losses, including those that may arise from human errors or omissions, defects or interruptions in computer or communications systems or  breakdowns in processes or in internal controls.  Human errors or omissions may include failures to comply with applicable laws or corporate policies and procedures, theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties.  In addition, the U.S.-based business holds charters in the states of Georgia and Delaware which exposes us to further regulatory compliance requirements of the Georgia Department of Banking and Finance and the Office of the Commissioner of Banking in the State of Delaware. The U.S. wealth and retirement business is required to hold certain levels of regulatory capital as defined by the state banking regulators in the states in which they hold a bank or trust charter (Delaware and Georgia). In the U.K., our Platform Securities and broker dealer businesses are regulated by the FCA and are subject to further regulatory capital requirements. We also have registered investment advisor and transfer agent businesses regulated by the SEC and subject to further regulatory requirements.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

The international operations of FIS represented approximately 26% of our total 2017 revenues, and are largely conducted in currencies other than the U.S. Dollar, including the British Pound, Brazilian Real, Euro and Indian Rupee. Our business and financial results could be adversely affected due to a variety of factors, including:

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

The referendum on the United Kingdom’s (the U.K.) membership in the European Union (the E.U.) (referred to as “Brexit”), approving the exit of the United Kingdom from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future clients, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The U.K. Government has commenced negotiations to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. and other nations. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. In addition, because the terms of trade between the U.K. and jurisdictions other than the E.U. may be currently governed by trade agreements between the E.U. and such other jurisdictions, the U.K. may be required to negotiate new terms of trade with such other jurisdictions.  These potential measures could disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose clients, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

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

Our tax returns and positions are subject to review and audit by Federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, and could negatively impact our effective tax rate, financial position, results of operations and cash flows in the current and/or future periods. The U.S. recently enacted significant tax reform and certain provisions of the new law could have an adverse impact to us. Unfavorable future tax law changes could also result in negative impacts. In addition, tax-law amendments in the United States and other jurisdictions could significantly impact how United States multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have a material adverse effect on our business and financial results.

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

We have a substantial investment in our Brazilian Venture and obtain significant revenue through that venture that would be lost and result in significant termination costs if our venture partner were to terminate the agreement, to the extent not replaced by further commercial agreements.

Brazilian Venture revenue attributable to our Brazilian Venture partner, Banco Bradesco, was $317 million in 2017. The contract that we have with our Brazilian Venture partner allows for the termination or partial termination of the contract, which ends September 30, 2020, at any point during the 10-year term if minimum targets are met. Minimum targets under the Brazilian Venture agreement have been met and the parties have begun negotiations to determine their future business relationship. During these negotiations, the Brazilian Venture agreement remains in effect. Depending on the results of these negotiations, our future revenue and earnings growth in Brazil could be adversely impacted. For further detail on our Brazilian Venture see Note 17 of the Notes to Consolidated Financial Statements.

Additionally, the Brazilian Venture employs approximately 11,000 employees in Brazil who would have the ability to file labor claims if their employment is terminated. If our Brazilian Venture partner were to terminate the agreement, we, and they, may be subject to labor claims filed by employees of the Brazilian Venture. These claims, if realized, could result in a significant cost and impact to our earnings.

We have substantial investments in recorded goodwill and other intangible assets as a result of prior acquisitions, and a severe or extended economic downturn could cause these investments to become impaired, requiring write-downs that would reduce our operating income.

As of December 31, 2017, goodwill aggregated to $13.7 billion, or 56.0% of total assets, and other indefinite-lived intangible assets aggregated to $48 million, or 0.2% of total assets. Current accounting rules require goodwill and other indefinite-lived intangible assets to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The results of our 2017 annual assessment of the recoverability of goodwill indicated that the fair values of the Company’s reporting units were in excess of the carrying values of those reporting units, and thus no goodwill impairment existed as of December 31, 2017. Likewise, the fair value of indefinite-lived intangible assets was also in excess of the carrying value of those assets as of December 31, 2017. However, if worldwide or United States economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, the carrying amount of our goodwill and other indefinite-lived intangible assets may no longer be recoverable and we may be required to record an impairment charge, which would have a negative impact on our results of operations.

As of December 31, 2017, intangible assets with finite useful lives aggregated to $3,902 million, or 15.9% of total assets. Current accounting rules require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstance include significant under-performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

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

As of December 31, 2017, we had total debt of approximately $8.8 billion. This level of debt or any increase in our debt level could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to repay at maturity or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance of the Company, business and market conditions, outlook, foreign currency exchange rates, expected dividends and share repurchases, the Company’s sales pipeline and anticipated profitability and growth, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future are forward-looking statements. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include without limitation:

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

•
the effect of legislative initiatives or proposals, statutory changes, governmental or other applicable regulations and/or changes in industry requirements, including privacy and cybersecurity laws and regulations;

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

FIS’ corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 186 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the computer equipment that we own and our various facilities are adequate for our present and foreseeable business needs.

Item 3.	Legal Proceedings

In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its business and operations, some of which include claims for punitive or exemplary damages. The Company believes no such currently pending or threatened actions are likely to have a material adverse effect on its consolidated financial position. With respect to litigation in which the Company is involved generally,  please note the following:

•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•
The Company reviews all of its litigation on an on-going basis and follows the authoritative provision for accounting for contingencies when making accrual and disclosure decisions. A liability must be accrued if (a) it is probable that a liability has been incurred and (b) the amount of loss can be reasonably estimated. If one of these criteria has not been met, disclosure is required when there is at least a reasonable possibility that a material loss may be incurred. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals. Legal fees associated with defending litigation matters are expensed as incurred.

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

Our common stock trades on the New York Stock Exchange under the ticker symbol “FIS”. The table set forth below provides the high and low closing sales prices of the common stock and the cash dividends declared per share of common stock for each quarter of 2017 and 2016.

	High	Low	Dividend
2017
First Quarter	$83.84	$76.98	$0.29
Second Quarter	$86.77	$79.13	$0.29
Third Quarter	$93.54	$85.45	$0.29
Fourth Quarter	$96.62	$90.47	$0.29
2016
First Quarter	$63.31	$56.04	$0.26
Second Quarter	$75.45	$63.44	$0.26
Third Quarter	$80.84	$74.25	$0.26
Fourth Quarter	$79.00	$73.92	$0.26

As of January 31, 2018, there were approximately 10,927 shareholders of record of our common stock.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. A regular quarterly dividend of $0.32 per common share is payable on March 30, 2018, to shareholders of record as of the close of business on March 16, 2018.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most recent of which was on July 20, 2017. The current plan authorized repurchases of up to $4,000 million through December 31, 2020. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $3,895 million of plan capacity remained available for repurchases as of December 31, 2017. During January and February 2018, we repurchased an additional 4 million shares of our common stock for $401 million at an average price of $97.70 per share.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2017	1	$93.24	$105
December 31, 2016	—	$—	$—
December 31, 2015	5	$66.10	$300

There were no share repurchases in 2016.

The graph below compares the cumulative 5-year total return of holders of Fidelity National Information Services, Inc.'s common stock with the cumulative total returns of the S&P 500 index and S&P Supercap Data Processing & Outsourced Services index. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2012 and tracks it (including reinvestment of dividends) through December 31, 2017.

	12/12	12/13	12/14	12/15	12/16	12/17

Fidelity National Information Services, Inc.	100.00	157.30	185.41	183.58	232.48	293.01
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Supercap Data Processing & Outsourced Services	100.00	154.06	172.84	199.50	215.49	301.34

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The selected financial data set forth below constitutes historical financial data of FIS and should be read in conjunction with "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8, Financial Statements and Supplementary Data," included elsewhere in this report.

On July 31, 2017, FIS closed on the sale of a majority ownership stake in its Capco consulting business and risk and compliance consulting business to Clayton, Dubilier & Rice L.P., by and through certain funds that it manages ("CD&R"), for cash proceeds of approximately $469 million, resulting in a pre-tax loss of $41 million. The divestiture is consistent with our strategy to focus on our IP-led businesses. CD&R acquired preferred units convertible into 60% of the common units of the venture, Cardinal Holdings, L.P. ("Cardinal") and FIS obtained common units representing the remaining 40%, in each case before equity is issued to management. The preferred units are entitled to a quarterly dividend at an annual rate of 12%, payable in cash (if available) or additional preferred units at FIS' option. The businesses sold were included within the GFS and IFS segments. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax loss and related prior period earnings remain reported within earnings from continuing operations.

FIS' 40% ownership in Cardinal was initially valued at $172 million and was recorded as an equity method investment included within other noncurrent assets on the Consolidated Balance Sheet. After the sale on July 31, 2017, FIS began to recognize the earnings in after-tax equity method investment earnings outside of operating income and segment Adjusted EBITDA. For periods prior to July 31, 2017, the Capco consulting business and risk and compliance consulting business were included within operating income and segment Adjusted EBITDA.

On February 1, 2017, FIS completed the sale of the SunGard Public Sector and Education ("PS&E") business for $850 million, resulting in a pre-tax gain of $85 million. The transaction included all PS&E solutions, which provided a comprehensive set of technology solutions to address public safety and public administration needs of government entities as well as the needs of K-12 school districts. The divestiture is consistent with our strategy to serve the financial services markets. Cash proceeds were used to reduce outstanding debt (see Note 10 of the Notes to Consolidated Financial Statements). Net cash proceeds, after payment of taxes and transaction-related expenses, were approximately $500 million. The PS&E business was included in the Corporate and Other segment. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax gain and related prior period earnings remain reported within earnings from continuing operations.

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

The purchase price for our 2010 acquisition of Capco included future contingent consideration in addition to cash paid at closing. The liability for the earn-out provisions and for an employee incentive plan established in conjunction with the acquisition were adjusted in 2013 as a result of amendments based on management's outlook and increased projections of Capco's future results.

As discussed in Note 15 of the Notes to Consolidated Financial Statements, we have sold a number of businesses and certain of those businesses have been classified as discontinued for all periods presented.

	Year Ended December 31,
	2017	2016	2015	2014	2013
		(In millions, except per share data)
Statement of Earnings Data:
Processing and services revenues	$9,123	$9,241	$6,596	$6,413	$6,063
Cost of revenues	6,181	6,233	4,395	4,327	4,092
Gross profit	2,942	3,008	2,201	2,086	1,971
Selling, general and administrative expenses	1,450	1,710	1,102	815	908
Operating income	1,492	1,298	1,099	1,271	1,063
Total other income (expense)	(456)	(392)	(62)	(218)	(239)
Earnings from continuing operations before income taxes and equity method investment earnings	1,036	906	1,037	1,053	824
Provision (benefit) for income taxes	(319)	317	379	335	309
Equity method investment earnings	(3)	—	—	—	—
Earnings from continuing operations, net of tax	1,352	589	658	718	515
Earnings (loss) from discontinued operations, net of tax	—	1	(7)	(11)	3
Net earnings	1,352	590	651	707	518
Net (earnings) loss attributable to noncontrolling interest	(33)	(22)	(19)	(28)	(25)
Net earnings attributable to FIS common stockholders	$1,319	$568	$632	$679	$493
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$4.00	$1.74	$2.24	$2.42	$1.69
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	(0.03)	(0.04)	0.01
Net earnings per share — basic attributable to FIS common stockholders	$4.00	$1.74	$2.22	$2.38	$1.70
Weighted average shares — basic	330	326	285	285	290
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$3.93	$1.72	$2.21	$2.39	$1.67
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	(0.03)	(0.04)	0.01
Net earnings per share — diluted attributable to FIS common stockholders	$3.93	$1.72	$2.19	$2.35	$1.68
Weighted average shares — diluted	336	330	289	289	294
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$1,319	$567	$639	$690	$490
Earnings (loss) from discontinued operations, net of tax	—	1	(7)	(11)	3
Net earnings attributable to FIS common stockholders	$1,319	$568	$632	$679	$493

	As of December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$665	$683	$682	$493	$548
Goodwill	13,730	14,178	14,745	8,878	8,500
Other intangible assets, net	3,950	4,664	5,159	1,268	1,339
Total assets	24,517	26,031	26,200	14,521	13,960
Total long-term debt	8,763	10,478	11,444	5,068	4,469
Total FIS stockholders’ equity	10,835	9,741	9,321	6,557	6,581
Noncontrolling interest	109	104	86	135	157
Total equity	10,944	9,845	9,407	6,692	6,737
Cash dividends declared per share	$1.16	$1.04	$1.04	$0.96	$0.88

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2017
Processing and services revenues	$2,255	$2,341	$2,198	$2,329
Gross profit	673	729	715	825
Earnings from continuing operations before income taxes and equity method investment earnings	223	272	122	419
Net earnings attributable to FIS common stockholders	138	132	61	988
Net earnings per share — basic attributable to FIS common stockholders	$0.42	$0.40	$0.18	$2.98
Net earnings per share — diluted attributable to FIS common stockholders	$0.41	$0.40	$0.18	$2.93
2016
Processing and services revenues	$2,181	$2,305	$2,309	$2,445
Gross profit	628	705	782	892
Earnings from continuing operations before income taxes	90	189	294	333
Net earnings attributable to FIS common stockholders	55	121	185	207
Net earnings per share — basic attributable to FIS common stockholders	$0.17	$0.37	$0.57	$0.63
Net earnings per share — diluted attributable to FIS common stockholders	$0.17	$0.37	$0.56	$0.63

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

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

Overview

FIS is a global leader in financial services technology with a focus on retail and institutional banking, payments, asset management and wealth and retirement, risk and compliance and outsourcing solutions. Through the depth and breadth of our solutions portfolio, global capabilities and domain expertise, FIS serves more than 20,000 clients in over 130 countries. Headquartered in Jacksonville, Florida, FIS employs more than 53,000 people worldwide and holds leadership positions in payment processing, financial software and banking solutions. Providing software, services and outsourcing of the technology that empowers the financial world, FIS is a Fortune 500 company and is a member of the Standard & Poor’s 500® Index.

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

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We recast all previous periods to conform to the new segment presentation. Following our November 30, 2015 acquisition of SunGard, the SunGard business was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we further integrated the acquired SunGard businesses through March 31, 2016, we reclassified certain SunGard businesses (corporate liquidity and wealth and retirement) that are oriented more to the retail banking and payments activities of IFS into that segment. Certain other businesses from both SunGard (public sector and education businesses, which were divested in February 2017), and legacy FIS (global commercial services and retail check processing) were reclassified to the Corporate and Other segment, as were SunGard administrative expenses. Prior periods were reclassified to conform to the current segment presentation. A description of these segments is included in Note 19 of the Notes to Consolidated Financial Statements. Revenues by segment and the results of operations of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, professional services and software license fees. The majority of our revenue has historically been recurring, and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A considerable portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of accounts and card transactions, among other variable measures, associated with consumer, commercial and capital markets activity. Professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients.

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other capital markets organizations. It also significantly expanded our existing solutions and client base in wealth and retirement, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacted our revenue mix, with a greater concentration of license revenues and higher margin services. Through the integration of SunGard into our existing operations, we achieved significant cost savings around administration and technology expenses, and exited 2017 with a cost synergy run-rate savings exceeding $325 million.

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

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice banking channels. We are focused on enabling our clients to deliver this experience to their customers through our integrated solutions and services. We continue to innovate and invest in these integrated solutions and services to assist clients as they address this market demand. This is an area of on-going competition from global banks, international providers, and disruptive technology innovators.

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

High profile North American merchant payment card information security breaches have pushed the payment card industry towards EMV integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can continue to guide our clients through this technology transition, and grow our card driven businesses. A large portion of the migration to EMV is complete. The remaining migration will continue as financial institutions issue replacement cards.

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

Notwithstanding challenging global economic conditions, our on-going international business continued to experience growth on a constant currency basis. Demand for our solutions may also continue to be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2017, we have experienced minimal foreign currency impacts.

Brazilian Venture revenue attributable to our Brazilian Venture partner, Banco Bradesco, was $317 million in 2017. The contract that we have with our Brazilian Venture partner allows for the termination or partial termination of the contract, which ends September 30, 2020, at any point during the 10-year term if minimum targets are met. Minimum targets under the Brazilian Venture agreement have been met and the parties have begun negotiations to determine their future business relationship. During these negotiations, the Brazilian Venture agreement remains in effect. Depending on the results of these negotiations, our future revenue and earnings growth in Brazil could be adversely impacted. For further detail on our Brazilian Venture see Note 17 of the Notes to Consolidated Financial Statements.

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

As described in Note 15 of the Notes to Consolidated Financial Statements, on July 31, 2017, we sold a majority interest in certain of our consulting businesses to affiliates of CD&R. These businesses had lower margins than many of our other businesses. The consulting businesses sold were included within the GFS and IFS segments. Also, on Feburary 1, 2017, we sold our PS&E business, which had been included in our Corporate and Other segment.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our Consolidated Financial Statements. These policies require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 2 of the Notes to Consolidated Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.

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

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life, which is generally three to five years. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, which is three to ten years (as discussed below in the Critical Accounting Policy section Purchase Accounting). As of December 31, 2017 and December 31, 2016, computer software, net of accumulated amortization, was $1.7 billion and $1.6 billion, respectively, and amortization of computer software was $436 million, $396 million, and $229 million for the years ended December 31, 2017, 2016, and 2015, respectively. Balances related to acquired software represent a significant portion of these balances, particularly for the periods after the acquisition of SunGard, which resulted in acquired software of $674 million.

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

We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset (for software to be marketed). There are inherent uncertainties in determining the expected useful life or cash flows to be generated from computer software. For the years ended December 31, 2017, 2016, and 2015, respectively, we have not had more than minimal charges for impairments of software. While we have not historically experienced significant changes in these balances due to changes in estimates, our results of operations could be subject to such changes in the future.

Purchase Accounting

We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets or computer software, are complex and require a significant amount of management judgment. We generally engage independent valuation specialists to assist us in making fair value determinations.

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

We had no significant business combinations during the 2016 and 2017 periods.

Goodwill and Other Intangible Assets

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

We assess goodwill for impairment on an annual basis during the fourth quarter using a September 30 measurement date unless circumstances require a more frequent measurement. For each of 2017 and 2016, we began our annual impairment test with the step zero qualitative analysis. In performing the step zero qualitative analysis for each year, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one quantitative analysis specifically for the purpose of our annual impairment test in any year presented in these financial statements.

We also estimate the fair value of acquired intangible assets with indefinite lives and compare this amount to the underlying carrying value annually. Similar to the ASC Topic 350 guidance for goodwill, ASC Section 360-10-35 allows an organization to first perform a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset has been impaired.

We engaged independent specialists to perform a valuation of our indefinite-lived intangible assets in 2016 and 2015, using a form of income approach valuation known as the relief-from-royalty method. For 2017, we began our assessment of indefinite lived intangibles with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets based on the 2016 and 2015 independent valuations. Based upon the results of these assessments, there were no indications of impairment.

Determining the fair value of a reporting unit or acquired intangible assets with indefinite-lives involves judgment and the use of significant estimates and assumptions, which include assumptions regarding forecasted revenue growth rates, operating margins, capital expenditures, tax rates, and other factors used to calculate estimated future cash flows. In addition, risk-adjusted discount rates and future economic and market conditions and other assumptions are applied. Goodwill was $13.7 billion and $14.2 billion as of December 31, 2017 and 2016, respectively, and indefinite-lived intangibles was $48 million and $80 million as of December 31, 2017 and 2016, respectively. As a result, a meaningful change in one or more of the underlying forecasts, estimates, or assumptions used in testing these assets for impairment could result in a material impact on the Company's results of operations and financial position. However, because there was a substantial excess of fair value over carrying value in each of our previous independent valuations, we believe the likelihood of obtaining materially different results based on a change of assumptions is low.

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

Related Party Transactions

We are a party to certain historical related party agreements as discussed in Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

Factors Affecting Comparability

Our Consolidated Financial Statements included in this report, which presents our financial position and results of operations, reflect the following significant transactions:

•
On November 30, 2015, we completed the SunGard acquisition for consideration of approximately 41.8 million shares of common stock of FIS and approximately $2,335 million in cash. In addition, we issued restricted stock units ("RSUs") to SunGard employees covering approximately 2.4 million shares of FIS common stock in exchange for unvested SunGard RSUs. FIS also repaid approximately $4.7 billion in aggregate principal amount of SunGard debt. We funded the cash portion of the merger consideration, the pay-off of the indebtedness of SunGard and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt financings, including proceeds from an issuance in October 2015 of $4.5 billion aggregate principal amount of senior unsecured notes of FIS. SunGard's results of operations and financial position have been included in the Consolidated Financial Statements from and after the date of acquisition. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

•
On July 31, 2017, FIS closed on the sale of a majority ownership stake in its Capco consulting business and risk and compliance consulting business to CD&R, for cash proceeds of approximately $469 million, resulting in a pre-tax loss of $41 million. The divestiture is consistent with our strategy to focus on our IP-led businesses. CD&R acquired preferred units convertible into 60% of the common units of the venture, Cardinal, and FIS obtained common units representing the remaining 40%, in each case before equity is issued to management. The preferred units are entitled to a quarterly dividend at an annual rate of 12%, payable in cash (if available) or additional preferred units at FIS' option. The businesses sold were included within the GFS and IFS segments. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax loss and related prior period earnings remain reported within earnings from continuing operations.

FIS' 40% ownership in Cardinal was initially valued at $172 million and was recorded as an equity method investment included within other noncurrent assets on the Consolidated Balance Sheet. After the sale on July 31, 2017, FIS began to recognize the earnings in after-tax equity method investment earnings outside of operating income and segment Adjusted EBITDA. For periods prior to July 31, 2017, the Capco consulting business and risk and compliance consulting business were included within operating income and segment Adjusted EBITDA.

•
On February 1, 2017, the Company closed on the sale of PS&E business for $850 million, resulting in a pre-tax gain of $85 million. The transaction included all PS&E solutions, which provided a comprehensive set of technology solutions to address public safety and public administration needs of government entities as well as the needs of K-12 school districts. The divestiture is consistent with our strategy to serve the financial services markets. Cash proceeds were used to reduce outstanding debt (see Note 10 of the Notes to Consolidated Financial Statements). Net cash proceeds after payment of taxes and transaction-related expenses were approximately $500 million. The PS&E business was included in the Corporate and Other segment. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the gain and related prior period earnings remain reported within earnings from continuing operations.

•
We have engaged in share repurchases in prior periods presented. In 2017 and 2015, we repurchased a total of approximately 1.0 million shares for $105.0 million and 5 million shares for $300 million, respectively. There were no share repurchases in 2016.

•
The effective tax rate for the 2017 period included a net benefit of $782 million related to tax reform items and a net benefit of $65 million related to the recognition of excess tax benefit for stock compensation pursuant to the adoption of ASU 2016-19.

As a result of the above transactions, our financial position, results of operations, earnings per share and cash flows in the periods covered by the Consolidated Financial Statements may not be directly comparable.

Consolidated Results of Operations
(in millions, except per share amounts)

	2017	2016	2015
Processing and services revenues	$9,123	$9,241	$6,596
Cost of revenues	6,181	6,233	4,395
Gross profit	2,942	3,008	2,201
Selling, general, and administrative expenses	1,450	1,710	1,102
Operating income	1,492	1,298	1,099
Other income (expense):
Interest income	22	20	16
Interest expense	(359)	(403)	(199)
Other income (expense), net	(119)	(9)	121
Total other income (expense)	(456)	(392)	(62)
Earnings from continuing operations before income taxes and equity method investment earnings	1,036	906	1,037
Provision (benefit) for income taxes	(319)	317	379
Equity method investment earnings	(3)	—	—
Earnings from continuing operations, net of tax	1,352	589	658
Earnings (loss) from discontinued operations, net of tax	—	1	(7)
Net earnings	1,352	590	651
Net (earnings) loss attributable to noncontrolling interest	(33)	(22)	(19)
Net earnings attributable to FIS common stockholders	$1,319	$568	$632
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$4.00	$1.74	$2.24
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	(0.03)
Net earnings per share — basic attributable to FIS common stockholders *	$4.00	$1.74	$2.22
Weighted average shares outstanding — basic	330	326	285
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$3.93	$1.72	$2.21
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	(0.03)
Net earnings per share — diluted attributable to FIS common stockholders *	$3.93	$1.72	$2.19
Weighted average shares outstanding — diluted	336	330	289
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$1,319	$567	$639
Earnings (loss) from discontinued operations, net of tax	—	1	(7)
Net earnings attributable to FIS	$1,319	$568	$632
* Amounts may not sum due to rounding.

Processing and Services Revenues

Processing and services revenues for 2017 decreased $118 million, or 1.3%, due to the reduction in revenue from the sale of the PS&E business during the first quarter of 2017 and the sale of the Capco consulting business and the risk and compliance consulting business during the third quarter of 2017. These decreases were partially offset by: (1) increased demand in banking and wealth solutions excluding the effects of the risk and compliance consulting business sale; (2) volume growth in payment solutions in Brazil; (3) continued growth with our existing customers for our post-trade derivative solutions; and (4) growth in corporate and digital solutions. The 2017 period also benefited from a lower purchase accounting adjustment, as compared to the 2016 period, to reduce SunGard acquired deferred revenue to fair value and a $16 million favorable foreign currency impact primarily resulting from a stronger Brazilian Real versus the U.S. Dollar, partially offset by a weaker Pound Sterling. See "Segment Results of Operations" for more detailed explanation.

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

Cost of Revenues and Gross Profit

Cost of revenues totaled $6,181 million, $6,233 million and $4,395 million during 2017, 2016 and 2015, respectively, resulting in gross profit of $2,942 million, $3,008 million and $2,201 million, respectively. Gross profit as a percentage of revenues (“gross margin”) was 32.2%, 32.6% and 33.4% in 2017, 2016 and 2015, respectively. The decrease in gross profit for 2017 as compared to 2016 primarily resulted from the revenue variances noted above. The gross profit percentage for 2017 as compared to 2016 was negatively impacted by higher acquired intangible asset amortization expense resulting from the SunGard acquisition, partially offset by higher margin software licenses and the realization of ongoing expense synergies. The gross profit for 2016 as compared to 2015 was negatively impacted by higher acquired intangible asset amortization expense and higher incentive compensation during 2016. This negative impact was partially offset by the addition of higher margin revenues from SunGard, as well as on-going operating leverage in key markets outside of North America.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2017 decreased $260 million, or 15.2%. The year-over-year decrease is primarily driven by the sale of PS&E during the first quarter of 2017, the sale of the Capco consulting business and risk and compliance consulting business during the third quarter of 2017 and integration and cost management initiatives.

Selling, general and administrative expenses for 2016 increased $608 million, or 55.2%, primarily resulting from incremental expenses associated with the SunGard acquisition and transaction costs, severance and costs of integration activities relating to acquisitions totaling $281 million.

Operating Income

Operating income totaled $1,492 million, $1,298 million and $1,099 million for 2017, 2016 and 2015, respectively. Operating income as a percentage of revenue (“operating margin”) was 16.4%, 14.0% and 16.7% for 2017, 2016 and 2015, respectively. The annual changes in operating income resulted from the revenue and cost variances addressed above. The increase in operating margin resulted primarily from integration and cost management initiatives and revenue from higher margin item processing solutions.

Total Other Income (Expense)

Interest expense is typically the primary component of total other income (expense), however, during 2017, other income (expense) was also a significant component.

The decrease of $44 million in interest expense in 2017 as compared to 2016 is primarily due to lower outstanding debt and lower weighted average interest rate on the outstanding debt.

The increase of $204 million in interest expense in 2016 as compared to 2015 is primarily due to higher outstanding debt associated with financing the SunGard acquisition, partially offset by lower borrowing rates as the result of the debt refinancing activity undertaken during 2016.

Other income (expense) net for 2017, includes: (1) a pre-tax charge of $171 million in tender premiums and the write-off of previously capitalized debt issuance costs on the repurchase of approximately $2,000 million in aggregate principal of debt securities; (2) a net pre-tax loss of $29 million on the sale of the Capco consulting and risk and compliance business and other divestitures; (3) a pre-tax charge of approximately $25 million due to the redemption of the Senior Notes due March 2022 and the pay down of the 2018 Term Loans, consisting of the call premium on the Senior Notes due March 2022 and the write-off of previously capitalized debt issuance costs; partially offset by (4) a pre-tax gain of $85 million on the sale of the PS&E business, an $8 million pre-tax gain on an investment sale and a $12 million foreign currency gain.

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

Provision (Benefit) for Income Taxes

Income tax (benefit) expense from continuing operations totaled $(319) million, $317 million and $379 million for 2017, 2016 and 2015, respectively. This resulted in an effective tax rate on continuing operations of (30.8)%, 35.0% and 36.5% for 2017, 2016 and 2015, respectively. The effective tax rate for the 2017 period included a net benefit of $782 million related to tax reform items including $48 million of tax credits due to tax planning strategies implemented in the fourth quarter, a net benefit of $65 million related to the recognition of excess tax benefit for stock compensation pursuant to the adoption of ASU 2016-19, and a net detriment of $180 million due to the book basis in excess of the tax basis of certain businesses sold during the year. The effective tax rate for the 2015 period included a $90 million write-off of goodwill with no tax basis in connection with the sale of our gaming industry check warranty business, resulting in a book gain on sale lower than the tax gain.

Equity Method Investment Earnings

On July 31, 2017, FIS obtained a 40% equity interest in Cardinal as further described in Note 15 of the Notes to Consolidated Financial Statements. As a result, we recorded a $3 million equity method investment loss from July 31, 2017 through the end of the year.

Earnings (Loss) from Discontinued Operations

During 2017, 2016 and 2015, certain operations are classified as discontinued, as discussed in Note 15 of the Notes to Consolidated Financial Statements. Reporting for discontinued operations classifies revenues and expenses as one line item, net of tax, in the Consolidated Statements of Earnings. The table below outlines the components of discontinued operations for 2017, 2016 and 2015, net of tax (in millions):

Earnings (loss), net of tax	2017	2016	2015
eCas business line	$—	$—	$(4)
Participacoes operations	—	1	(3)
Total discontinued operations	$—	$1	$(7)

During the second quarter of 2014, the Company committed to a plan to sell our business operation that provides eCas core banking software solutions to small financial institutions in China because it did not align with our strategic plans. We entered into a purchase agreement in January 2015 to sell this business and the transaction closed during the second quarter of 2015.

Participacoes, our former item processing and remittance services business in Brazil, had no revenue in 2017, 2016 and 2015. Participacoes' processing volume was transitioned to other vendors or back to its clients during the second quarter of 2011. Participacoes had earnings (losses) before taxes of $0 million, $2 million and $(5) million during the years ended December 31, 2017, 2016 and 2015, respectively. The shut-down activities involved the transfer and termination of approximately 2,600 employees, which was completed in 2011. Former employees generally had up to two years from the date of terminations, extended through April 2013, to file labor claims and a number of them did file labor claims. As of December 31, 2017, there were approximately 320 active claims remaining. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal.

Net (Earnings) Loss Attributable to Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest predominantly relates to the joint venture in Brazil (see Note 17 of the Notes to Consolidated Financial Statements) and totaled $(33) million, $(22) million and $(19) million for 2017, 2016 and 2015, respectively.

Earnings from Continuing Operations, Net of Tax, Attributable to FIS Common Stockholders

Earnings from continuing operations, net of tax, attributable to FIS common stockholders totaled $1,319 million, $567 million and $639 million for 2017, 2016 and 2015, respectively, or $3.93, $1.72 and $2.21 per diluted share, respectively, due to the factors described above coupled with the impact of our share repurchase initiatives.

Segment Results of Operations

Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting". The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 19 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report.

Integrated Financial Solutions

	2017	2016	2015
	(In millions)
Processing and services revenues	$4,630	$4,525	$3,809
Adjusted EBITDA	$1,868	$1,798	$1,561

Year ended December 31, 2017:

Processing and services revenues increased $105 million, or 2.3%, due to: (1) increased demand in banking and wealth solutions excluding the effects of the risk and compliance consulting business sale contributing 2.5%; (2) growth in payment solutions excluding the card production business contributing 1.5%; (3) growth in corporate and digital solutions contributing 0.7%; partially offset by (4) the decline and sale of the risk and compliance consulting business contributing (1.3%); and (5) the slow-down in card production activities associated with the roll-out of EMV contributing (1.1%).

Adjusted EBITDA increased $70 million, or 3.9%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margin increased 60 basis points to 40.3% primarily resulting from the revenue mix shift and continued cost management.

Year ended December 31, 2016:

Processing and services revenues increased $716 million, or 18.8%, due to incremental revenues from our 2015 SunGard acquisition contributing 13.0%, demand for output solutions contributing 1.5%, card production activities associated with the roll-out of EMV across the industry contributing 1.0%, demand for regulatory and compliance solutions and IT solutions contributing 1.1%, volume growth in debit payments contributing 0.7%, and growth in mobile banking and internet solutions contributing 0.7%.

Adjusted EBITDA increased $237 million, or 15.2%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margin decreased 130 basis points to 39.7% primarily resulting from the revenue mix and higher incentive compensation in 2016.

Global Financial Solutions

	2017	2016	2015
	(In millions)
Processing and services revenues	$4,138	$4,250	$2,361
Adjusted EBITDA	$1,415	$1,292	$556

Year ended December 31, 2017:

Processing and services revenues decreased $112 million, or (2.6)%, primarily due to the sale of the Capco consulting business contributing (5.3%), partially offset by continued growth with our existing customers for our post-trade derivatives solutions contributing 1.0%, volume growth in payment solutions in Brazil contributing 0.9% and a favorable currency impact contributing 0.4% primarily resulting from a stronger Brazilian Real versus the U.S. Dollar, partially offset by a weaker Pound Sterling.

Adjusted EBITDA increased $123 million, or 9.5%, primarily resulting from higher margin revenues and the realization of ongoing expense synergies. Adjusted EBITDA margins increased 380 basis points to 34.2%, primarily resulting from growth in higher margin licenses, the divestiture of the Capco consulting business, as well as realization of ongoing expense synergies.

Year ended December 31, 2016:

Processing and services revenues increased $1,889 million, or 80.0%, including approximately $92 million of unfavorable foreign currency impact, primarily resulting from a stronger U.S. Dollar versus the Pound Sterling and Brazilian Real. Excluding the foreign currency impact, revenue increases were primarily attributable to: (1) incremental revenue from the SunGard acquisition contributing 79.5%; (2) increased card processing volumes in Brazil contributing 1.7%; (3) growth in our consulting business contributing 1.4%; and (4) growth in payment processing in the Asia Pacific region contributing 0.9%.

Adjusted EBITDA increased $736 million, or 132.4%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margins increased 690 basis points to 30.4% primarily resulting from the addition of higher margin revenues from SunGard and the execution of our integration plans contributing to margin expansion in the GFS segment.

Corporate and Other

	2017	2016	2015
	(In millions)
Processing and services revenues	$355	$466	$426
Adjusted EBITDA	$(215)	$(145)	$(85)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including commercial services, PS&E (which was divested on February 1, 2017), and check processing.

Year ended December 31, 2017:

Processing and services revenues decreased $111 million, or 23.8%, and was primarily due to the sale of the PS&E business during the first quarter of 2017 and a decline in the commercial services business, partially offset by lower 2017 SunGard purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment).

Adjusted EBITDA decreased $70 million, or 48.3%, primarily resulting from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017, partially offset by integration and cost management initiatives.

Year ended December 31, 2016:

Processing and services revenues increased $40 million, or 9.4%, and was primarily attributable to the additions of the businesses from the SunGard acquisition contributing 56.1%, partially offset by a $192 million purchase accounting impact on deferred revenue (all of which was recorded as a contra-revenue item in the Corporate and Other segment).

Adjusted EBITDA decreased $60 million, or 70.6%, primarily resulting from the timing of incentives and incremental expenses of acquired companies, partially offset by the revenue variances noted above.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our cash requirements also include payments for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 15 of the Notes to Consolidated Financial Statements). Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Loan described in Note 10 of the Notes to Consolidated Financial Statements.
As of December 31, 2017, we had cash and cash equivalents of $665 million and debt of $8,763 million, including the current portion, net of capitalized debt issuance costs. Of the $665 million cash and cash equivalents, approximately $415 million is held by our foreign entities. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.32 per common share is payable on March 30, 2018 to shareholders of record as of the close of business on March 16, 2018.

Cash Flows from Operations

Cash flows from operations were $1,741 million, $1,925 million and $1,131 million in 2017, 2016 and 2015 respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations decreased $184 million in 2017 and increased $794 million in 2016. The 2017 decrease in cash flows from operations is primarily due to increased trade receivables resulting from timing differences in billing and collections and increased deferred contract costs. The 2016 increase in cash flows from operations is primarily due to increased net earnings, after the add back of non-cash depreciation and amortization, as a result of SunGard operations being included for the full year.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $613 million, $616 million and $415 million in capital expenditures during 2017, 2016 and 2015, respectively. We expect to invest approximately 7% of 2018 revenue in capital expenditures.

In 2017, cash provided by net proceeds from sale of businesses relates to the sale of PS&E and the Capco consulting and risk and compliance businesses. In 2016 and 2015, we used $0 million and $1,720 million of cash, respectively, for acquisitions and other equity investments. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the more significant items. Cash provided by net proceeds from sale of assets in 2015 relates principally to the sale of check warranty contracts and other assets in the gaming industry discussed in Note 15 of the Notes to Consolidated Financial Statements.

Financing

For information regarding the Company's long-term debt and financing activity, see Note 10 of the Notes to Consolidated Financial Statements.

Contractual Obligations

FIS’ long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for data processing and maintenance. For information regarding the Company's long-term debt, see Note 10 of the Notes to Consolidated Financial Statements. The following table summarizes FIS’ significant contractual obligations and commitments as of December 31, 2017 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
Type of Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$8,846	$1,045	$1,201	$2,251	$4,349
Interest (2)	877	186	325	210	156
Operating leases	344	87	141	74	42
Data processing and maintenance	420	198	177	36	9
Other contractual obligations (3)	37	9	18	10	—
Total	$10,524	$1,525	$1,862	$2,581	$4,556

(1)	The principal amounts assume no changes in currency rates for our foreign notes relating to EUR and GBP.

(2)
The calculations above assume that: (a) applicable margins and commitment fees remain constant; (b) all variable rate debt is priced at the one-month LIBOR rate in effect as of December 31, 2017; (c) no refinancing occurs at debt maturity; (d) only mandatory debt repayments are made; (e) no new hedging transactions are effected; and (f) there are no currency effects.

(3)
Amount primarily includes the estimated payment for labor claims related to FIS' former item processing and remittance operations in Brazil (see Note 15 of the Notes to Consolidated Financial Statements), amounts due to the Brazilian venture partner and other contractual obligations.

FIS believes that its existing cash balances and cash flows from operations will provide adequate sources of liquidity and capital resources to meet FIS’ expected liquidity needs for the operations of its business and expected capital spending for the next 12 months.

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

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments were intended to simplify and improve the accounting for employee share-based payments. Under the new guidance, all excess tax benefits and tax deficiencies over/under compensation expense recognized will be reflected in the income statement as they occur. This will replace the prior guidance, which required tax benefits that exceed compensation expense (windfalls) to be recognized in equity. It also eliminates the need to maintain a “windfall pool,” and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance also changes the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Under prior guidance, windfalls were classified as financing activities. These changes may result in more volatile net earnings. Similarly, effective tax rates are subject to more variability since the new guidance reflects all tax benefit excesses and deficiencies in tax expense. Under prior practice, stock compensation generally did not impact the effective tax rate since any difference between compensation expense and the ultimate tax deduction was reflected in additional paid in capital. Also under the new guidance, excess tax benefits are no longer to be included in assumed proceeds from applying the treasury stock method when computing diluted earnings per share since they no longer are recognized in additional paid in capital. Consequently, the reduction to common stock equivalents for assumed purchases from proceeds are lower and the impact of common stock equivalents are more dilutive. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Thus, ASU 2016-09 was effective for FIS as of January 1, 2017. FIS applied prospectively the recording of excess tax benefits as income tax expense and the presentation of those benefits as an operating activity within the statement of cash flows and, therefore, prior periods have not been adjusted. During 2016 and 2015, we recorded $32 million and $29 million, respectively, to consolidated equity as excess tax benefits from our stock plans.

On August 26, 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15"), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments are meant to reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues, which are 1) debt prepayment for debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds for the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. FIS elected to adopt this standard in the third quarter of 2017. FIS has applied the presentation guidance above to its statements of cash flows and all adjustments have been reflected on a retrospecive basis. The primary impact of adopting the new guidance is our 2017 presentation of debt prepayment and related costs being reflected in financing activities rather than operating activities. This adoption impacts 2017 cash flows but had no impact on 2016 or 2015.

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

Entities can transition to the standard with retrospective application to the earliest years presented in their financial statements, retrospectively using certain practical expedients, or with a cumulative-effect adjustment as of the date of adoption. We will adopt the new standard using the retrospective method with the application of certain practical expedients.

The largest impacts from the adoption of Topic 606 on our revenue recognition are related to the following areas:

•
Certain revenues, particularly those related to interchange and third-party network fees associated with our payment processing business, currently recorded on a gross basis as a principal will be recorded on a net basis as an agent to the extent the Company does not control the good or service before it is transferred to the customer.

•
Recognition of certain term license early renewals will be deferred until the conclusion of the term in effect at the time of the renewal. Currently, term license early renewals are generally recognized upon execution of the renewal agreement.

•
We will recognize the license portion of software rental fees in certain of our global trading, asset management, and securities processing businesses upon delivery. Currently, software license rental fees are recognized ratably over the rental period as the payments become due and payable.

Impacts related to other changes introduced by the standard were substantially less significant than those listed above.

Upon retrospective application of Topic 606, we estimate that our revenues will decrease by approximately $455 million and $410 million and that net income, excluding tax reform impact, will decrease approximately $35 million and $45 million for the years ended December 31, 2017 and 2016 respectively. For the year ended December 31, 2017, the impact of tax reform on the application of Topic 606 will result in additional tax expense of approximately $20 million due to the re-measurement of deferred tax assets. We anticipate recording a net reduction to opening retained earnings of approximately $30 million as of January 1, 2016 due to the cumulative impact of adopting the standard. The impact of Topic 606 on our 2017 and 2016 operating results may or may not be representative of the impact on subsequent years’ results.

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
The senior notes (as described in Note 10 of the Notes to Consolidated Financial Statements) represent substantially all of our fixed-rate long-term debt obligations as of December 31, 2017. The carrying value of the senior notes was $8,553 million as of December 31, 2017. The fair value of the senior notes was approximately $8,709 million as of December 31, 2017. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 10 of the Notes to Consolidated Financial Statements). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement by approximately $2 million (based on principal amounts outstanding as of December 31, 2017). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2017. This sensitivity analysis is based solely on the principal amount of such debt as of December 31, 2017, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, in this sensitivity analysis the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of December 31, 2016, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense by approximately $1 million.

As of December 31, 2017, we had no outstanding interest rate swaps.

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

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. We manage the exposure to these risks through a combination of normal operating activities and the use of foreign currency forward contracts and non-derivative investment hedges. Contracts are denominated in currencies of major industrial countries.
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the years ended December 31, 2017, 2016 and 2015, we generated approximately $1,830 million, $1,909 million and $1,336 million, respectively, in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or (decrease) in our reported revenues for the years ended December 31, 2017, 2016 and 2015 (in millions):

Currency	2017	2016	2015
Pound Sterling	$42	$47	$34
Euro	35	38	33
Real	39	32	29
Indian Rupee	14	12	10
Total increase or decrease	$130	$129	$106

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $16 million favorable and $100 million unfavorable and net earnings included $2 million favorable and $10 million unfavorable, respectively, of foreign currency impact during 2017 and 2016 resulting from changes in the U.S. Dollar during these years compared to the preceding year. In 2018, we expect minimal foreign currency impact on our earnings.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. We did not have any of these derivatives as of December 31, 2017. The Company also utilizes non-derivative net investment hedges in order to reduce the volatility in the income statement caused by the changes in foreign currency exchange rates (see Note 11 of the Notes to Consolidated Financial Statements).

Item 8. Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors
Fidelity National Information Services, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Fidelity National Information Services, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/  KPMG LLP

Jacksonville, Florida
February 22, 2018
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors
Fidelity National Information Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  KPMG LLP

We have served as the Company's auditor since 2004.

Jacksonville, Florida
February 22, 2018
Certified Public Accountants

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2017 and 2016
(In millions, except per share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$665	$683
Settlement deposits	677	520
Trade receivables, net	1,650	1,639
Settlement receivables	291	175
Other receivables	70	65
Prepaid expenses and other current assets	253	236
Deferred income taxes	—	101
Assets held for sale	—	863
Total current assets	3,606	4,282
Property and equipment, net	610	626
Goodwill	13,730	14,178
Intangible assets, net	3,950	4,664
Computer software, net	1,728	1,608
Deferred contract costs, net	362	310
Other noncurrent assets	531	363
Total assets	$24,517	$26,031
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,241	$1,146
Settlement payables	949	714
Deferred revenues	688	680
Current portion of long-term debt	1,045	332
Liabilities held for sale	—	279
Total current liabilities	3,923	3,151
Long-term debt, excluding current portion	7,718	10,146
Deferred income taxes	1,508	2,484
Deferred revenues	21	19
Other long-term liabilities	403	386
Total liabilities	13,573	16,186
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.01 par value, 600 shares authorized, 432 and 431 shares issued as of December 31, 2017 and 2016, respectively	4	4
Additional paid in capital	10,534	10,380
Retained earnings	4,233	3,299
Accumulated other comprehensive earnings	(332)	(331)
Treasury stock, $0.01 par value, 99 and 103 shares as of December 31, 2017 and 2016, respectively, at cost	(3,604)	(3,611)
Total FIS stockholders’ equity	10,835	9,741
Noncontrolling interest	109	104
Total equity	10,944	9,845
Total liabilities and equity	$24,517	$26,031
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2017, 2016 and 2015
(In millions, except per share amounts)

	2017	2016	2015

Processing and services revenues (for related party activity, see note 17)	$9,123	$9,241	$6,596
Cost of revenues (for related party activity, see note 17)	6,181	6,233	4,395
Gross profit	2,942	3,008	2,201
Selling, general, and administrative expenses (for related party activity, see note17)	1,450	1,710	1,102
Operating income	1,492	1,298	1,099
Other income (expense):
Interest income	22	20	16
Interest expense	(359)	(403)	(199)
Other income (expense), net	(119)	(9)	121
Total other income (expense)	(456)	(392)	(62)
Earnings from continuing operations before income taxes and equity method investment earnings	1,036	906	1,037
Provision (benefit) for income taxes	(319)	317	379
Equity method investment earnings	(3)	—	—
Earnings from continuing operations, net of tax	1,352	589	658
Earnings (loss) from discontinued operations, net of tax	—	1	(7)
Net earnings	1,352	590	651
Net earnings attributable to noncontrolling interest	(33)	(22)	(19)
Net earnings attributable to FIS common stockholders	$1,319	$568	$632
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$4.00	$1.74	$2.24
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	(0.03)
Net earnings per share — basic attributable to FIS common stockholders *	$4.00	$1.74	$2.22
Weighted average shares outstanding — basic	330	326	285
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$3.93	$1.72	$2.21
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	(0.03)
Net earnings per share — diluted attributable to FIS common stockholders *	$3.93	$1.72	$2.19
Weighted average shares outstanding — diluted	336	330	289
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$1,319	$567	$639
Earnings (loss) from discontinued operations, net of tax	—	1	(7)
Net earnings attributable to FIS common stockholders	$1,319	$568	$632
* Amounts may not sum due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017		2016		2015
Net earnings		$1,352		$590		$651
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(28)		$(4)		$(17)
Reclassification adjustment for gains (losses) included in net earnings	—		9		4
Unrealized gain (loss) on investments and derivatives, net	(28)		5		(13)
Foreign currency translation adjustments	23		(7)		(196)
Minimum pension liability adjustments	(8)		(1)		(1)
Other comprehensive earnings (loss), before tax	(13)		(3)		(210)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(11)		31		(5)
Other comprehensive earnings (loss), net of tax	$(2)	(2)	$(34)	(34)	$(205)	(205)
Comprehensive earnings		1,350		556		446
Net (earnings) loss attributable to noncontrolling interest		(33)		(22)		(19)
Other comprehensive (earnings) losses attributable to noncontrolling interest		1		(19)		32
Comprehensive earnings attributable to FIS common stockholders		$1,318		$515		$459

The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Equity Years ended December 31, 2017, 2016 and 2015 (In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2014	388	(103)	$4	$7,337	$2,747	$(107)	$(3,424)	$135	$6,692
Exercise of stock options and stock purchase rights	—	2	—	1	—	—	56	—	57
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(20)	—	(20)
Excess income tax benefit from exercise of stock options	—	—	—	29	—	—	—	—	29
Stock-based compensation	—	—	—	98	—	—	—	—	98
Cash dividends declared ($1.04 per share) and other distributions	—	—	—	—	(306)	—	—	(27)	(333)
Purchases of treasury stock	—	(5)	—	—	—	—	(300)	—	(300)
SunGard acquisition	42	—	—	2,744	—	—	—	4	2,748
Other	—	—	—	1	—	—	1	(13)	(11)
Net earnings	—	—	—	—	632	—	—	19	651
Other comprehensive earnings, net of tax	—	—	—	—	—	(172)	—	(32)	(204)
Balances, December 31, 2015	430	(106)	$4	$10,210	$3,073	$(279)	$(3,687)	$86	$9,407
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	3	—	21	—	—	88	—	109
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(24)	—	—	(16)	—	(40)
Excess income tax benefit from exercise of stock options	—	—	—	32	—	—	—	—	32
Stock-based compensation	—	—	—	137	—	—	—	—	137
Cash dividends declared ($1.04 per share) and other distributions	—	—	—	—	(342)	—	—	(23)	(365)
Other	—	—	—	4	—	—	4	—	8
Net earnings	—	—	—	—	568	—	—	22	590
Other comprehensive earnings, net of tax	—	—	—	—	—	(52)	—	19	(33)
Balances, December 31, 2016	431	(103)	$4	$10,380	$3,299	$(331)	$(3,611)	$104	$9,845
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	5	—	73	—	—	137	—	210
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(28)	—	—	(25)	—	(53)
Stock-based compensation	—	—	—	109	—	—	—	—	109
Cash dividends declared ($1.16 per share) and other distributions	—	—	—	—	(385)	—	—	(27)	(412)
Purchases of treasury stock	—	(1)	—	—	—	—	(105)	—	(105)
Net earnings	—	—	—	—	1,319	—	—	33	1,352
Other comprehensive earnings, net of tax	—	—	—	—	—	(1)	—	(1)	(2)
Balances, December 31, 2017	432	(99)	$4	$10,534	$4,233	$(332)	$(3,604)	$109	$10,944
The accompanying notes are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Cash flows from operating activities:
Net earnings	$1,352	$590	$651
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,391	1,174	669
Amortization of debt issue costs	19	19	11
Gain on sale of assets	(62)	—	(149)
Loss on extinguishment of debt	196	—	—
Stock-based compensation	107	137	98
Deferred income taxes	(985)	(164)	48
Excess income tax benefit from exercise of stock options	—	(32)	(29)
Other operating activities, net	—	(2)	4
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(167)	57	(103)
Settlement activity	(51)	15	5
Prepaid expenses and other assets	(2)	(8)	(46)
Deferred contract costs	(166)	(138)	(120)
Deferred revenue	(6)	182	63
Accounts payable, accrued liabilities, and other liabilities	115	95	29
Net cash provided by operating activities	1,741	1,925	1,131

Cash flows from investing activities:
Additions to property and equipment	(145)	(145)	(133)
Additions to computer software	(468)	(471)	(282)
Acquisitions, net of cash acquired	—	—	(1,720)
Net proceeds from sale of assets	1,307	—	241
Other investing activities, net	(4)	(3)	(4)
Net cash provided by (used in) investing activities	690	(619)	(1,898)

Cash flows from financing activities:
Borrowings	9,615	7,745	13,216
Repayment of borrowings and capital lease obligations	(11,689)	(8,749)	(11,561)
Debt issuance costs	(13)	(25)	(37)
Excess income tax benefit from exercise of stock options	—	32	29
Proceeds from exercise of stock options	208	112	57
Treasury stock activity	(153)	(40)	(320)
Dividends paid	(385)	(341)	(305)
Distributions to Brazilian Venture partner	(23)	(20)	(24)
Other financing activities, net	(40)	(23)	(40)
Net cash (used in) provided by financing activities	(2,480)	(1,309)	1,015
Effect of foreign currency exchange rate changes on cash	31	4	(59)
Net increase (decrease) in cash and cash equivalents	(18)	1	189
Cash and cash equivalents, beginning of year	683	682	493
Cash and cash equivalents, end of year	$665	$683	$682

Supplemental cash flow information:
Cash paid for interest	$354	$351	$142
Cash paid for income taxes	$545	$341	$355
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

(b)Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company’s payment processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with automated teller machines ("ATM"), point-of-sale or electronic benefit transactions ("EBT") and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due to the Company are included in cash and cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.  As of December 31, 2017, we had cash and cash equivalents of $665 million of which approximately $415 million is held by our foreign entities.

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

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for receivables and accounts payable approximate their fair values because of their immediate or short-term maturities. The fair value of the Company’s long-term debt is estimated to be approximately $156 million and $183 million higher than the carrying value as of December 31, 2017 and 2016, respectively. These estimates are based on values of trades of our debt in close proximity to year end, which are considered Level 2-type measurements, as discussed below. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign exchange forward contracts. Derivative instruments are valued using Level 2-type measurements.

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

Fair Value Measurements

Generally accepted accounting principles require that, subsequent to their initial recognition, certain assets be reviewed for impairment on a nonrecurring basis by comparison to their fair value. As more fully discussed in their respective subheadings below, this includes goodwill, long-lived assets, intangible assets, computer software and investments. There were no significant fair value measurement impairments for 2017, 2016 or 2015.

Contingent consideration liabilities recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d)Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging. During 2017, 2016 and 2015, the Company engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair values of the cash flow hedges are determined using Level 2 type measurements. They are recorded as an asset or liability of the Company and are included in the accompanying Consolidated Balance Sheets in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued liabilities or other long-term liabilities, as appropriate, and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings is recorded in interest expense as a yield adjustment as interest payments are made on the Company’s Term and Revolving Loans (Note 10).

The Company's foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in the Company's results of operations and/or cash flows resulting from foreign exchange rate fluctuations. During 2017 and 2016, the Company entered into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. As of December 31, 2017 and 2016, the notional amount of these derivatives was approximately $0 million and $143 million, respectively, and the fair value was nominal. These derivatives have not been designated as hedges for accounting purposes.

The Company also utilizes derivative and non-derivative net investment hedges in order to reduce the volatility in the income statement caused by the impact of changes in foreign currency exchange rates on the investment in foreign denominated operations. The change in fair value of the net investment hedges due to remeasurement of the effective portion, net of tax, is recorded in other comprehensive income (loss). The ineffective portion of these hedging instruments impacts net income when the ineffectiveness occurs.

We also have used currency forward contracts to manage our exposure to fluctuations in costs caused by variations in Indian Rupee ("INR") exchange rates, however, we terminated those contracts in 2017. These INR forward contracts were designated as cash flow hedges. The fair value of these currency forward contracts was determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts was subject to changes in currency exchange rates. The Company had no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges.

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

(e)Trade Receivables

A summary of trade receivables, net, as of December 31, 2017 and 2016 is as follows (in millions):

	2017	2016
Trade receivables — billed	$1,479	$1,452
Trade receivables — unbilled	234	228
Total trade receivables	1,713	1,680
Allowance for doubtful accounts	(63)	(41)
Total trade receivables, net	$1,650	$1,639

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

A summary roll forward of the allowance for doubtful accounts for 2017, 2016 and 2015 is as follows (in millions):

Allowance for doubtful accounts as of December 31, 2014	$(16)
Bad debt expense	(10)
Write-offs, net of recoveries	10
Allowance for doubtful accounts as of December 31, 2015	(16)
Bad debt expense	(29)
Write-offs, net of recoveries	4
Allowance for doubtful accounts as of December 31, 2016	(41)
Bad debt expense	(26)
Write-offs, net of recoveries	4
Allowance for doubtful accounts as of December 31, 2017	$(63)

(f)Settlement Deposits, Receivables and Payables

We manage certain integrated electronic payment services and programs and wealth management processes for our clients that require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities. Settlement receivables represent amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the Consolidated Balance Sheets and operating cash flows on the Consolidated Statements of Cash Flows. The payment solution services that give rise to these settlement balances are separate and distinct from those settlement activities referred to under (b) Cash and Cash Equivalents, where the services we provide primarily facilitate the movement of funds.

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

In applying the quantitative analysis, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach, which are Level 3 and Level 2 type measurements. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and further testing is not required. We engaged independent specialists to perform valuations of our reporting units effective January 1, 2015 in conjunction with our re-segmentation. There was a substantial excess of fair value over carrying value for our reporting units in the 2015 independent valuations.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company assesses goodwill for impairment on an annual basis during the fourth quarter using a September 30 measurement date unless circumstances require a more frequent measurement. For each of 2017, 2016, and 2015, we began our assessment with the step zero qualitative analysis. In performing the step zero qualitative analysis for each year, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Consequently, we did not perform a step one quantitative analysis specifically for the purpose of our annual impairment test in any year presented in these financial statements.

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

We engaged independent specialists to perform a valuation of our indefinite lived intangible assets in 2016 and 2015, using a form of income approach valuation known as the relief-from-royalty method, which is a Level 3-type measurement. For 2017, we began our assessment of indefinite lived intangibles with the step zero qualitative analysis because there was a substantial excess of fair value over carrying value for each of our indefinite-lived intangible assets based on the 2016 and 2015 independent valuations. Based upon the results of these assessments, there were no indications of impairment.

(j)Computer Software

Computer software includes software acquired in business combinations, purchased software and capitalized software development costs. Software acquired in business combinations is generally valued using the relief-from-royalty method, a Level 3-type measurement. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life and software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to 10 years.

The capitalization of software development costs is governed by FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed) or at the beginning of application development (for internal-use software), software development costs, which primarily include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed) or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to 10 years, or (2) the ratio of current revenues to total anticipated revenues over its useful life.

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

(n)Revenue Recognition

The Company generates revenues from the delivery of bank processing, credit and debit card and wealth management processing services, other payment processing services, professional services, software licensing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud revenue and software related services. The Company recognizes revenue when: (i) evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collection is considered probable. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Revenue generated from contracts executed outside of our North American operations represented approximately 26%, 24% and 22% of total revenue in 2017, 2016 and 2015, respectively.

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

Processing Services Revenues

Processing services are comprised of data processing and application and/or facility management, including our SaaS and cloud offerings. Revenues from processing services are typically volume- or activity-based depending on factors such as the number of accounts processed, transactions or trades processed, users, number of hours of services or computer resources used. They can also be based on minimum monthly usage fees. Revenues from these arrangements are recognized as services are performed. Processing services represented 70%, 67%, and 75% of total revenues in 2017, 2016 and 2015, respectively.

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

Professional Services Revenues

Revenues and costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement when these upfront services do not have standalone value or if revenue otherwise allocable to these elements is contingent upon delivery of other elements in the arrangement. Revenues and costs related to other consulting service agreements are recognized as the services are provided, assuming the separation criteria outlined above are satisfied. Professional services as a percentage of total revenues were 12%, 15% and 14% in 2017, 2016 and 2015, respectively. A significant portion of our professional services revenues is derived from contracts for dedicated personnel resources who are often working full-time at a client site and under their direction. These revenues generally re-occur as contracts are renewed.

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
Software license revenue and related post-contract customer support represented approximately 16%, 16% and 9% of total revenues in 2017, 2016 and 2015, respectively, with over 45% of the revenue representing post-contractual support revenue.

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

Hardware and Other Revenues

Hardware and other miscellaneous revenues including termination fees represented approximately 2%, 2% and 2% of our total revenues in 2017, 2016 and 2015, respectively, and are recognized following the separation and recognition criteria discussed above. The Company generally does not stock in inventory the hardware products sold, but arranges for delivery of hardware from third-party suppliers. The Company evaluates the principal vs. agent indicators for these transactions and records the revenue related to hardware transactions on a gross basis as appropriate and the related costs are included in cost of revenue as appropriate if the Company is considered the primary obligor by the customer, bears risk of loss and has latitude in establishing prices on the equipment.

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

Entities can transition to the standard with retrospective application to the earliest years presented in their financial statements, retrospectively using certain practical expedients, or with a cumulative-effect adjustment as of the date of adoption. We will adopt the new standard using the retrospective method with the application of certain practical expedients.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The largest impacts from the adoption of Topic 606 on our revenue recognition are related to the following areas:

•
Certain revenues, particularly those related to interchange and third-party network fees associated with our payment processing business currently recorded on a gross basis as a principal will be recorded on a net basis as an agent to the extent the Company does not control the good or service before it is transferred to the customer.

•
Recognition of certain term license early renewals will be deferred until the conclusion of the term in effect at the time of the renewal. Currently, term license early renewals are generally recognized upon execution of the renewal agreement.

•
We will recognize the license portion of software rental fees in certain of our global trading, asset management, and securities processing businesses upon delivery. Currently, software license rental fees are recognized ratably over the rental period as the payments become due and payable.

Impacts related to other changes introduced by the standard were substantially less significant than those listed above.

Upon retrospective application of Topic 606, we estimate that our revenues will decrease by approximately $455 million and $410 million and that net income, excluding tax reform impact, will decrease approximately $35 million and $45 million for the years ended December 31, 2017 and 2016 respectively. For the year ended December 31, 2017, the impact of tax reform on the application of Topic 606 will result in additional tax expense of approximately $20 million due to the re-measurement of deferred tax assets. We anticipate recording a net reduction to opening retained earnings of approximately $30 million as of January 1, 2016 due to the cumulative impact of adopting the standard. The impact of Topic 606 on our 2017 and 2016 operating results may or may not be representative of the impact on subsequent years’ results.

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

(s)Net Earnings per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2017, 2016 and 2015 are computed using the treasury stock method.

Net earnings and earnings per share for the years ended December 31, 2017, 2016 and 2015 are as follows (in millions, except per share data):

	Year ended December 31,
	2017	2016	2015
Earnings from continuing operations attributable to FIS, net of tax	$1,319	$567	$639
Earnings (loss) from discontinued operations attributable to FIS, net of tax	—	1	(7)
Net earnings attributable to FIS common stockholders	$1,319	$568	$632
Weighted average shares outstanding — basic	330	326	285
Plus: Common stock equivalent shares	6	4	4
Weighted average shares outstanding — diluted	336	330	289
Net earnings per share — basic from continuing operations attributable to FIS common stockholders	$4.00	$1.74	$2.24
Net earnings (loss) per share — basic from discontinued operations attributable to FIS common stockholders	—	—	(0.03)
Net earnings per share — basic attributable to FIS common stockholders *	$4.00	$1.74	$2.22
Net earnings per share — diluted from continuing operations attributable to FIS common stockholders	$3.93	$1.72	$2.21
Net earnings (loss) per share — diluted from discontinued operations attributable to FIS common stockholders	—	—	(0.03)
Net earnings per share — diluted attributable to FIS common stockholders *	$3.93	$1.72	$2.19

* amounts may not sum due to rounding.
Options to purchase approximately 4 million, 3 million and 4 million shares of our common stock for the years ended December 31, 2017, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(t)Certain Reclassifications

Certain reclassifications have been made in the 2016 and 2015 Consolidated Financial Statements to conform to the classifications used in 2017.

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
$5,079

As of December 31, 2015, we recorded a preliminary allocation of the purchase price to SunGard tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2015. The provisional amounts for intangible assets were based on independent third-party valuations performed. Land and building valuations were based on appraisals performed by certified property appraisers. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Land and building valuations based on appraisals performed by certified property appraisers were underway as of December 31, 2015 and were completed during 2016. Our evaluations of the facts and circumstances available as of November 30, 2015 to assign fair values to other assets acquired and liabilities assumed was completed as of December 31, 2016, as are our assessments of the economic characteristics of the acquired software and other intangibles.

In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the financial statements were not retrospectively adjusted for any measurement-period adjustments that occurred in subsequent periods. Rather, any adjustments to provisional amounts that were identified during the measurement period are recorded in the reporting period in which the adjustment was determined. During the year ended December 31, 2016, adjustments were recorded to increase the fair values assigned to intangible assets, deferred taxes, other liabilities and property and equipment and to reduce the value assigned to goodwill. We are also required to record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Additional depreciation and amortization of $5 million that would have been recognized in 2015 was recorded during the year ended December 31, 2016 related to the changes in provisional values of intangible assets made during 2016.

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

Pro Forma Results

SunGard's revenues and pre-tax loss from continuing operations of $254 million and $12 million, respectively, from November 30, 2015 through December 31, 2015, are included in the Consolidated Statements of Earnings. Selected unaudited pro forma results of operations for the year ended December 31, 2015, assuming the SunGard acquisition had occurred as of January 1, 2014, are presented for comparative purposes below (in millions, except per share amounts):

2015
Total processing and services revenues	$9,139
Net earnings (loss) from continuing operations attributable to FIS common stockholders	$389
Pro forma earnings (loss) per share - basic from continuing operations attributable to FIS common stockholders	$1.19
Pro forma earnings (loss) per share - diluted from continuing operations attributable to FIS common stockholders	$1.17

The pro forma results do not include any anticipated synergies, but do include the impacts of purchase accounting adjustments and conforming commission policies. SunGard elected to expense commission payments as incurred whereas FIS recognizes commission expense over the period that the related revenue is recognized. The pro forma earnings (pre-tax) have been increased by $12 million for 2015 to conform SunGard’s expense recognition to FIS' policy. SunGard’s policies and practices surrounding software development and capitalization of related costs differed from those used by FIS and were conformed to those of FIS prospectively. As a result, more development costs qualify to be capitalized than SunGard had recorded historically. It is not practicable to determine what the impact of the changes in application of the capitalization principles would have been for purposes of these pro forma results.

Excluding the impact of deferred revenue adjustments, total pro forma revenues would be $9,149 million for 2015.

(4)Property and Equipment

Property and equipment as of December 31, 2017 and 2016 consists of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2017	2016
Land	$31	$31
Buildings	228	204
Leasehold improvements	158	137
Computer equipment	1,073	909
Furniture, fixtures, and other equipment	167	207
	1,657	1,488
Accumulated depreciation and amortization	(1,047)	(862)
	$610	$626

During the years ended December 31, 2017 and 2016, the Company entered into capital lease and other financing obligations of $84 million and $43 million, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the remaining capital lease obligation is classified as long-term debt on our Consolidated Balance Sheets as of December 31, 2017. Periodic payments are included in repayment of borrowings on the Consolidated Statements of Cash Flows.

Depreciation and amortization expense on property and equipment, including that recorded under capital leases, amounted to $180 million, $185 million and $139 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(5)Goodwill

Changes in goodwill during the years ended December 31, 2017 and 2016 are summarized as follows (in millions):

	IFS	GFS	Corporate & Other	Total
Balance, December 31, 2015	$7,676	$6,605	$464	$14,745
Purchase price and foreign currency adjustments	—	(273)	65	(208)
Goodwill relating to PS&E included in assets held for sale	—	—	(359)	(359)
Balance, December 31, 2016	7,676	6,332	170	14,178
Purchase price and foreign currency adjustments	—	39	—	39
Goodwill distributed through sale of businesses	(14)	(473)	—	(487)
Balance, December 31, 2017	$7,662	$5,898	$170	$13,730

During 2017, foreign currency adjustments includes an immaterial prior period adjustment related to the allocation of goodwill to the appropriate foreign currency at the time of multi-currency entity acquisitions, with the related offset to accumulated other comprehensive earnings (loss).

In conjunction with the organizational modifications in the first quarter of 2016, we reallocated goodwill associated with the reclassified businesses based on relative fair value as of January 1, 2016. We refreshed our step zero qualitative analysis, identifying no indications of impairment for any of our reporting units. In performing the step zero qualitative analysis for 2016 and 2017, examining those factors most likely to affect our valuations, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. As a result, no reporting units were at risk of impairment as of the September 30, 2016 and 2017 measurement dates (see Note 2 (g)).

(6)Intangible Assets

Customer relationships and other intangible assets are obtained as part of acquired businesses and are amortized over their estimated useful lives, generally five to 10 years, using accelerated methods. Trademarks determined to have indefinite lives are not amortized. Certain other trademarks are amortized over periods ranging up to 15 years. As of December 31, 2017 and 2016, trademarks carried at $48 million and $80 million, respectively, were classified as indefinite-lived.

Intangible assets as of December 31, 2017 consist of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Cost	Accumulated Amortization	Net
Customer relationships and other	$6,300	$(2,442)	$3,858
Trademarks	149	(57)	92
	$6,449	$(2,499)	$3,950

Intangible assets as of December 31, 2016 consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships and other	$6,367	$(1,840)	$4,527
Trademarks	180	(43)	137
	$6,547	$(1,883)	$4,664

Amortization expense for intangible assets with finite lives, including the contract intangible in our Brazilian Venture, which is amortized as a reduction of revenue, was $679 million, $523 million and $246 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated amortization of intangibles, including the contract intangible in our Brazilian Venture, which is amortized as a reduction in revenue, for the next five years is as follows (in millions):

2018	$678
2019	667
2020	489
2021	457
2022	439

(7)Computer Software

Computer software as of December 31, 2017 and 2016 consists of the following (in millions):

	2017	2016
Software from business acquisitions	$1,130	$1,138
Capitalized software development costs	1,422	1,066
Purchased software	310	172
Computer software	2,862	2,376
Accumulated amortization	(1,134)	(768)
Computer software, net of accumulated amortization	$1,728	$1,608

Amortization expense for computer software was $436 million, $396 million and $229 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(8)Deferred Contract Costs

Deferred contract costs as of December 31, 2017 and 2016 consists of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2017	2016
Installations and conversions in progress	$66	$57
Installations and conversions completed, net	120	108
Sales commissions and other, net	176	145
Deferred contract costs, net	$362	$310

Amortization of deferred contract costs was $118 million, $87 million and $71 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(9)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2017 and 2016 consists of the following (in millions):

	2017	2016
Salaries and incentives	$265	$379
Accrued benefits and payroll taxes	71	98
Trade accounts payable and other accrued liabilities	776	512
Accrued interest payable	70	89
Taxes other than income tax	59	62
Capco acquisition related liabilities	—	6
Total accounts payable and accrued liabilities	$1,241	$1,146

(10)Long-Term Debt
Long-term debt as of December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
2018 Term Loans (1)	$—	$550
Senior Notes due June 2017, interest payable semi-annually at 1.450%	—	300
Senior Notes due April 2018, interest payable semi-annually at 2.000%	250	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750	750
Senior Notes due October 2020, interest payable semi-annually at 3.625%	1,150	1,750
Senior Euro Notes due January 2021, interest payable annually at 0.400%	599	—
Senior Notes due August 2021, interest payable semi-annually at 2.250%	750	750
Senior Notes due March 2022, interest payable semi-annually at 5.000%	—	700
Senior GBP Notes due June 2022, interest payable annually at 1.700%	405	—
Senior Notes due October 2022, interest payable semi-annually at 4.500%	300	500
Senior Notes due April 2023, interest payable semi-annually at 3.500%	700	1,000
Senior Notes due June 2024, interest payable semi-annually at 3.875%	400	700
Senior Euro Notes due July 2024, interest payable annually at 1.100%	599	—
Senior Notes due October 2025, interest payable semi-annually at 5.000%	900	1,500
Senior Notes due August 2026, interest payable semi-annually at 3.000%	1,250	1,250
Senior Notes due August 2046, interest payable semi-annually at 4.500%	500	500
Revolving Loan, (2)	195	36
Other	15	(58)
	8,763	10,478
Current portion	(1,045)	(332)
Long-term debt, excluding current portion	$7,718	$10,146

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

__________________________________________

(1)
Interest on the 2018 Term Loans was generally payable at LIBOR plus an applicable margin of up to 1.75% based upon the Company's corporate credit ratings. The outstanding balance on the 2018 Term Loans was repaid in full prior to December 31, 2017.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of December 31, 2017, the weighted average interest rate on the Revolving Loan, excluding fees, was 2.64%.

FIS has a syndicated credit agreement (the “FIS Credit Agreement”) that provides total committed capital of $3,000 million in the form of a revolving credit facility (the "Revolving Loan") maturing on August 10, 2021. As of December 31, 2017, the outstanding principal balance of the Revolving Loan was $195 million, with $2,799 million of borrowing capacity remaining thereunder (net of $6 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreement and the senior notes are subject to customary covenants, including, among others, limitations under the FIS Credit Agreement on the payment of dividends by FIS, and customary events of default.

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

On July 25, 2017, pursuant to cash tender offers ("Tender Offers"), FIS repurchased approximately $2,000 million in aggregate principal of debt securities with a weighted average coupon of approximately 4.0%. The following approximate amounts of FIS's debt securities were repurchased: $600 million of its 3.625% notes due 2020, $600 million of its 5.000% notes due 2025, $200 million of its 4.500% notes due 2022, $300 million of its 3.875% due 2024 and $300 million of its 3.500% notes due 2023. The Company funded the Tender Offers with proceeds from the European bond offering and borrowings on its Revolving Loan, approximately $469 million of which were almost immediately repaid with proceeds from the sale of a majority ownership stake in the Capco consulting business and risk and compliance consulting business, which was completed on July 31, 2017 (see Note 15). FIS paid approximately $150 million in tender premiums to par to purchase the notes in the Tender Offers.

During the year ended December 31, 2017, due to the issuance of the 2021 and 2024 Euro Notes and 2022 GBP Notes, FIS recorded approximately $13 million of deferred financing costs, which will be amortized into interest expense over the life of the notes. Also, as a result of the Tender Offers above, FIS incurred a pre-tax charge upon extinguishment of approximately $171 million, consisting of tender premiums, the write-off of previously capitalized debt issue costs and other direct costs.

During the year ended December 31, 2016, as a result of the pay down of the 2017 Term Loans and the partial pay down of the 2018 Term Loans, FIS incurred a pre-tax charge upon extinguishment of approximately $2 million due to the write-off associated with previously capitalized debt issue costs.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond premiums and discounts net of $30 million as of December 31, 2017 (in millions):

Total
2018	$1,045
2019	44
2020	1,157
2021	1,546
2022	705
Thereafter	4,349
Total principal payments	8,846
Debt issuance costs, net of accumulated amortization	(53)
Total long-term debt	$8,793

There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date, which occurs at August 10, 2021.

FIS may redeem the 2018 Notes, 2020 Notes, 2021 Notes, 2021 Euro Notes, 2022 Notes, 2022 GBP Notes, 2023 Notes, 2024 Notes, 2024 Euro Notes, 2025 Notes, 2026 Notes, and 2046 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption, provided no make-whole amount will be paid for redemptions of the 2020 Notes, the 2021 Notes, the 2021 Euro Notes and the 2022 GBP Notes during the one month prior to their maturity, the 2022 Notes during the two months prior to their maturity, the 2023 Notes, the 2024 Notes, the 2024 Euro Notes, the 2025 Notes, and the 2026 Notes during the three months prior to their maturity, and the 2046 Notes during the six months prior to their maturity.

Debt issuance costs of $53 million, net of accumulated amortization, remain capitalized as of December 31, 2017, related to all of the above outstanding debt.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations.

The fair value of the Company’s long-term debt is estimated to be approximately $156 million higher than the carrying value as of December 31, 2017. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to December 31, 2017, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(11)Financial Instruments

As of December 31, 2017, we had no outstanding interest rate swap transactions and no significant forward contracts.

Interest rate swaps with a notional amount totaling $500 million and $1,250 million , respectively, were terminated as of December 31, 2017 and 2016. As a result, FIS recognized approximately $1 million and $2 million, respectively, before tax loss due to the release of fair value changes from other comprehensive earnings during the years ended December 31, 2017 and 2016.

The amount of gain (loss) recognized in accumulated other comprehensive earnings was $0 million, $(7) million and $(17) million during the years ended December 31, 2017, 2016 and 2015, respectively. The amount of gain (loss) reclassified from

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accumulated other comprehensive earnings into income was $(1) million, $(9) million and $(4) million during the years ended December 31, 2017, 2016 and 2015, respectively.
Net Investment Hedges
In June 2017, the Company entered into two Euro-denominated foreign currency exchange forward contracts totaling €999 million and a GBP-denominated foreign currency exchange forward contract of £298 million, which were designated as a net investment hedge of its investment in Euro and GBP denominated operations, respectively, in order to reduce the volatility in the income statement caused by the changes in foreign currency exchange rates of the Euro and GBP with respect to the U.S. dollar.
In July 2017, the forward contracts above were terminated and the Company designated its Euro-denominated Senior Notes due 2021 (€500 million) and Senior Notes due 2024 (€500 million) and GBP-denominated Senior Notes due 2022 (£300 million) as a net investment hedge of its investment in Euro and GBP denominated operations, respectively, in order to reduce the volatility in the income statement caused by the changes in foreign currency exchange rates of the Euro and GBP with respect to the U.S. dollar.
The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of the hedging instruments impacts net income when the ineffectiveness occurs. During the year ended December 31, 2017, net investment hedge combined losses of $63 million, net of tax, respectively, were recognized in other comprehensive income. No ineffectiveness was recorded on the net investment hedges.
(12)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2017, 2016 and 2015 consists of the following (in millions):

	2017	2016	2015
Current provision:
Federal	$476	$308	$248
State	81	54	33
Foreign	127	131	52
Total current provision	$684	$493	$333
Deferred provision (benefit):
Federal	$(983)	$(147)	$50
State	(21)	(12)	5
Foreign	1	(17)	(9)
Total deferred provision	(1,003)	(176)	46
Total provision for income taxes	$(319)	$317	$379

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
United States	$580	$571	$864
Foreign	456	335	173
Total	$1,036	$906	$1,037

Total income tax expense for the years ended December 31, 2017, 2016 and 2015 is allocated as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2017	2016	2015
Tax expense per statements of earnings	$(319)	$317	$379
Tax expense attributable to discontinued operations	—	1	(2)
Unrealized (loss) gain on foreign currency translation	—	30	—
Other components of other comprehensive income	(11)	1	(5)
Total income tax expense (benefit) allocated to other comprehensive income	(11)	31	(5)
Tax benefit from exercise of stock options	—	(32)	(29)
Total income tax expense	$(330)	$317	$343

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	2.5	3.0	4.6
Federal benefit of state taxes	(0.9)	(1.0)	(1.6)
Foreign rate differential	(4.8)	(3.0)	(2.6)
Tax Cuts and Jobs Act of 2017	(70.9)	—	—
Book basis in excess of tax basis for dispositions	17.4	—	—
Tax benefit from stock-based compensation	(6.3)	—	—
Other	(2.8)	1.0	1.1
Effective income tax rate	(30.8)%	35.0%	36.5%

The significant components of deferred income tax assets and liabilities as of December 31, 2017 and 2016 consist of the following (in millions):

	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$130	$223
Employee benefit accruals	69	111
Other deferred tax assets	106	151
Total gross deferred income tax assets	305	485
Less valuation allowance	(129)	(177)
Total deferred income tax assets	176	308
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	1,468	2,464
Deferred contract costs	96	131
Other deferred tax liabilities	90	75
Total deferred income tax liabilities	1,654	2,670
Net deferred income tax liability	$1,478	$2,362

Deferred income taxes have been classified in the Consolidated Balance Sheets as of December 31, 2017 and 2016 as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2017	2016
Current assets	$—	$101
Noncurrent assets (included in other noncurrent assets)	30	25
Total deferred income tax assets	30	126
Current liabilities (included in accounts payable and accrued liabilities)	—	(4)
Noncurrent liabilities	(1,508)	(2,484)
Total deferred income tax liabilities	(1,508)	(2,488)
Net deferred income tax liability	$(1,478)	$(2,362)

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

 As of December 31, 2017 and 2016, the Company had income taxes (payable) receivable of $(143) million and $13 million, respectively. These amounts are included in accounts payable and accrued liabilities and other long-term liabilities as of December 31, 2017 and other receivables as of December 31, 2016, in the Consolidated Balance Sheets.

As of December 31, 2017 and 2016, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $130 million and $223 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2017 and 2016 of $44 million and $49 million, respectively, which expire between 2020 and 2037. The Company has a valuation allowance related to these deferred tax assets for net operating loss carryforwards in the amounts of $37 million and $34 million as of December 31, 2017 and 2016. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2017 and 2016 of $86 million and $174 million, respectively. The Company has a full valuation allowance against the net operating losses as of December 31, 2017 and a valuation allowance of $143 million as of December 31, 2016. As of December 31, 2017 and 2016, the Company had foreign tax credit carryforwards of $3 million and $1 million, respectively, which expire between 2020 and 2027.

The Company participates in the IRS' Compliance Assurance Process (CAP), which is a real-time continuous audit. The IRS has completed its review for years through 2015. Currently, we believe the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2010. Substantially all state income tax returns have been concluded through 2011.
The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States.  As of December 31, 2016, neither U.S. income nor foreign income taxes had been provided on a cumulative total of $813 million of such earnings.  As of December 31, 2017, the Company has a cumulative total of $930.0 million of earnings that are indefinitely reinvested outside of the United States. Due to changes introduced by the Tax Act, the Company provided for U.S. income tax on such earnings in 2017. As of December 31, 2017, the Company has not provided foreign income taxes on such earnings. At this time, a determination of the amount of unrecognized deferred tax liability is not practicable.

As of December 31, 2017 and 2016, the Company had gross unrecognized tax benefits of $75 million and $87 million of which $56 million and $67 million would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gross Amount
Amounts of unrecognized tax benefits as of January 1, 2016	$98
Amount of decreases due to lapse of the applicable statute of limitations	(4)
Amount of decreases due to settlements	(23)
Increases as a result of tax positions taken in the current period	2
Increases as a result of tax positions taken in a prior period	14
Amount of unrecognized tax benefit as of December 31, 2016	87
Amount of decreases due to lapse of the applicable statute of limitations	(12)
Amount of decreases due to settlements	(19)
Increases as a result of tax positions taken in the current period	5
Increases as a result of tax positions taken in a prior period	14
Amount of unrecognized tax benefit as of December 31, 2017	$75

The total amount of interest expense recognized in the Consolidated Statements of Earnings for unpaid taxes is $5 million, $6 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total amount of interest and penalties included in the Consolidated Balance Sheets is $22 million and $25 million as of December 31, 2017 and 2016, respectively. Interest and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.

Due to the expiration of various statutes of limitation in the next twelve months, an estimated $3 million of gross unrecognized tax benefits may be recognized during that twelve-month period.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, the "Act", was signed into law. The Act included significant changes to the Internal Revenue Code. Changes impacting the Company were the decrease in the corporate Federal rate from 35% to 21%, the transition to a territorial system of taxation from a worldwide system, and a one-time tax on the deemed repatriation of cumulative foreign earnings and profits. The Company has included in its December 31, 2017 tax provision its best estimate of the impact of the Act based on its understanding of the Act and the related guidance issued as of the date of this filing. The Company recorded a tax benefit of approximately $772 million related to re-measurement of its net deferred tax liabilities using the decreased federal rate, tax expense related to the one-time deemed repatriation tax of approximately $68 million, and a tax benefit of approximately $30 million related to the release of the tax liability for earnings previously not considered to be indefinitely reinvested. The Company also recorded a tax benefit of approximately $48 million related to foreign taxes which are now available to partially offset the deemed repatriation tax.

On December 22, 2017, the SEC issued SEC Staff Accounting Bulletin No. 118 (SAB 118) providing a measurement period for determining the final financial statement impacts from the Act. This guidance allows a registrant to report provisional amounts for the effects of the law change when accounting for the change can be reasonably estimated but the final accounting is not complete. Provisional items included in the December 31, 2017 financial statements are tax expense related to the one-time deemed repatriation tax of approximately $68 million, and a tax benefit of approximately $30 million related to the release of the US tax liability for earnings previously not considered to be indefinitely reinvested. These items are provisional because the data necessary for their computation is not yet fully available. Additional collection and review of data in determining cash and cash equivalents and applicable tax attributes necessary for the computation of these provisional items is required and will be compiled and evaluated within the measurement period allowed by SAB 118. As the provisional amounts are finalized during the measurement period, the required adjustments, if any, will be recorded in the quarter when the final amount is determined.

(13)Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company, the Company’s subsidiary, is named as a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan for one of its customers. Plaintiffs in the action seek damages and attorneys’ fees, as well as equitable relief, for alleged breaches of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974. The action also makes claims against the Plan's sponsor and recordkeeper. Reliance Trust Company is vigorously defending the action and believes that it has meritorious defenses. While we believe that

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the ultimate resolution of the matter will not have a material impact on our financial condition, we are unable at this time to make an estimate of potential losses arising from the action because the matter is still in pretrial proceedings and involves unresolved questions of fact and law.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 11 claims against Servicos asserting potential tax liabilities of approximately $15 million. There are potentially 24 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $56 million making the total potential exposure for all 35 claims approximately $71 million. We do not believe a liability for these 35 total claims is probable and, therefore, have not recorded a liability for any of these claims.

Acquired Contingencies (SunGard)

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. The Consolidated Balance Sheet as of December 31, 2017 includes a liability of $75 million mostly related to unclaimed property examinations and tax compliance matters.

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

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2022, and thereafter, in the aggregate, are as follows (in millions):

2018	$87
2019	79
2020	62
2021	46
2022	28
Thereafter	42
Total	$344

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, the Company has operating lease commitments relating to office equipment and computer hardware with annual lease payments of approximately $3 million per year that renew on a short-term basis. See Note 4 for information on the Company's capital lease obligations.

Rent expense incurred under all operating leases during the years ended December 31, 2017, 2016 and 2015, was $134 million, $143 million and $93 million, respectively.

Data Processing, Maintenance and Other Service Agreements.  The Company has agreements with various vendors, which expire between 2017 and 2023, principally for portions of its computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $420 million as of December 31, 2017. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company’s data processing needs.

(14)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan (ESPP). Eligible employees may voluntarily purchase, at current market prices, shares of FIS’ common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes a matching amount as specified in the ESPP of 25% of the employee's contribution. The Company recorded expense of $14 million, $19 million and $26 million, respectively, for the years ended December 31, 2017, 2016 and 2015, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plans

The Company’s U.S. employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. The Company recorded expense of $80 million, $80 million and $38 million, respectively, for the years ended December 31, 2017, 2016 and 2015, relating to the participation of FIS employees in the 401(k) plan.

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

A summary of the options granted (all of which vest over three years), outstanding and shares available for grant under the FIS Restated Plan follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FIS Restated Plan
Available for grant as of December 31, 2015	26
Granted in 2016	5
Outstanding as of December 31, 2016	17
Available for grant as of December 31, 2016	21
Granted in 2017	4
Outstanding as of December 31, 2017	15
Available for grant as of December 31, 2017	17

The following schedule summarizes the stock option activity for the years ended December 31, 2017, 2016 and 2015 (in millions except for per share amounts):

	Shares	Weighted Average Exercise Price
Balance, December 31, 2014	15	$41.56
Granted	3	65.91
Exercised	(2)	29.67
Cancelled	—	54.08
Balance, December 31, 2015	16	47.19
Granted	5	63.58
Exercised	(3)	36.15
Cancelled	(1)	62.25
Balance, December 31, 2016	17	53.21
Granted	4	80.05
Exercised	(5)	44.72
Cancelled	(1)	70.50
Balance, December 31, 2017	15	61.97

The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $196 million, $103 million and $73 million, respectively. The Company generally issues shares from treasury stock for stock options exercised.

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2017:

	Outstanding Options				Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of December 31, 2017 (a)	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of December 31, 2017 (a)
	(In millions)			(In millions)	(In millions)			(In millions)
$ 0.00 - $ 34.33	1	1.40	$30.05	$81	1	1.40	$30.05	$81
$ 34.34 - $ 48.75	2	2.76	48.75	100	2	2.76	48.75	100
$ 48.76 - $ 59.91	3	3.81	58.19	93	2	3.80	58.17	63
$ 59.92 - $ 62.92	3	5.21	62.92	94	1	5.22	62.92	30
$ 62.93 - $ 66.62	2	4.71	65.78	59	1	4.60	65.52	25
$ 66.63 - $ 93.36	4	6.14	80.03	53	—	3.87	79.41	1
$ 0.00 - $ 93.36	15	4.45	61.97	$480	7	3.35	51.99	$300
_________________________

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)	Intrinsic value is based on a closing stock price as of December 31, 2017 of $94.09.

The weighted average fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was estimated to be $12.78, $9.35 and $10.67, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2017	2016	2015
Risk free interest rate	1.8%	1.2%	1.4%
Volatility	20.1%	20.4%	21.7%
Dividend yield	1.4%	1.6%	1.6%
Weighted average expected life (years)	4.2	4.2	4.2

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

The Company granted a total of 1 million restricted stock shares at prices ranging from $79.44 to $93.36 on various dates in 2017. The Company granted a total of 1 million restricted stock shares at prices ranging from $56.44 to $79.41 on various dates in 2016. The Company granted a total of 1 million restricted stock shares at prices ranging from $61.33 to $69.33 on various dates in 2015. These shares were granted at the closing market price on the date of grant and vest annually over three years. As of December 31, 2017 and 2016, we have approximately 2 million and 3 million unvested restricted shares remaining. The December 31, 2017 balance includes those RSU's converted in connection with the SunGard acquisition as noted above.

The Company has provided for total stock compensation expense of $107 million, $137 million and $98 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in selling, general, and administrative expense in the Consolidated Statements of Earnings, unless the expense is attributable to a discontinued operation.

As of December 31, 2017 and 2016, the total unrecognized compensation cost related to non-vested stock awards is $111 million and $141 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.5 years and 1.4 years, respectively.

German Pension Plans

Our German operations have unfunded, defined benefit plan obligations. These obligations relate to benefits to be paid to German employees upon retirement. The accumulated benefit obligation as of December 31, 2017 and 2016, was $57 million and $49 million, respectively, and the projected benefit obligation was $57 million and $50 million, respectively. The plan remains unfunded as of December 31, 2017.

(15)Divestitures and Discontinued Operations

On July 31, 2017, FIS closed on the sale of a majority ownership stake in its Capco consulting business and risk and compliance consulting business to Clayton, Dubilier & Rice L.P., by and through certain funds that it manages ("CD&R"), for cash proceeds of approximately $469 million, resulting in a pre-tax loss of approximately $41 million. The divestiture is consistent with our strategy to focus on our IP-led businesses. CD&R acquired preferred units convertible into 60% of the common units of the venture, Cardinal Holdings, L.P. ("Cardinal") and FIS obtained common units representing the remaining 40%, in each case before equity is issued to management. The preferred units are entitled to a quarterly dividend at an annual rate of 12%, payable in cash (if available) or additional preferred units at FIS' option. The businesses sold were included within the GFS and IFS segments. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax loss and related prior period earnings remain reported within earnings from continuing operations. Prior to the sale,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Capco consulting business and risk and compliance consulting business' pre-tax earnings, excluding certain unallocated corporate costs, for the periods ended December 31, 2017, 2016 and 2015 were $14 million, $55 million, and $60 million, respectively.

FIS' 40% ownership in Cardinal was initially valued at $172 million and was recorded as an equity method investment included within other noncurrent assets on the Consolidated Balance Sheet. After the sale on July 31, 2017, FIS began to recognize the investment earnings in after-tax equity method investment earnings outside of operating income and segment Adjusted EBITDA. For periods prior to July 31, 2017, the Capco consulting business and risk and compliance consulting business were included within operating income and segment Adjusted EBITDA.

On February 1, 2017, the Company closed on the sale of the PS&E business for $850 million, resulting in a pre-tax gain of $85 million. The transaction included all PS&E solutions, which provided a comprehensive set of technology solutions to address public safety and public administration needs of government entities as well as the needs of K-12 school districts. The divestiture is consistent with our strategy to serve the financial services markets. Cash proceeds were used to reduce outstanding debt (note 10). Net cash proceeds after payment of taxes and transaction-related expenses were approximately $500 million. The PS&E business was included in the Corporate and Other segment. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the gain and related prior period earnings remain reported within earnings from continuing operations. Prior to the sale, PS&E's pre-tax earnings, excluding certain unallocated corporate costs, for the periods ended December 31, 2017, 2016 and 2015 were $3 million, $42 million, and $6 million, respectively.

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

As described below, certain operations are reported as discontinued in the Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015. The earnings (losses) of the businesses included in discontinued operations for the periods presented were as follows:

Earnings (loss) from discontinued operations net of tax:	2017	2016	2015
eCas business line	$—	$—	$(4)
Participacoes operations	—	1	(3)
Total discontinued operations	$—	$1	$(7)

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

Brazil Item Processing and Remittance Services Operations

During the third quarter of 2010, the Company decided to pursue strategic alternatives for Fidelity National Participacoes Ltda. (“Participacoes”). Participacoes' processing volume was transitioned to other vendors or back to its clients during the second quarter of 2011. Participacoes had earnings (losses) before taxes of $0 million, $2 million and $(5) million during the years ended December 31, 2017, 2016 and 2015, respectively. The shut-down activities involved the transfer and termination of approximately 2,600 employees, which was completed in 2011. Former employees generally had up to two years from the date of terminations, extended through April 2013, to file labor claims and a number of them did file labor claims. As of December 31, 2017, there were approximately 320 active claims remaining. Consequently, we have continued exposure on these active claims, which were not transferred with other assets and liabilities in the disposal. Our accrued liability for active labor claims, net of $9 million in court ordered deposits, is $9 million as of December 31, 2017. Any changes in the estimated liability related to these labor claims will be recorded as discontinued operations.

(16)Components of Other Comprehensive Earnings

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows accumulated other comprehensive earnings ("AOCE") attributable to FIS by component, net of tax, for the year ended December 31, 2017 (in millions):

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other (1)	Total
Balances, December 31, 2016	$1	$(314)	$(18)	$(331)
Other comprehensive gain/(loss) before reclassifications	(1)	25	(25)	(1)
Balances, December 31, 2017	$—	$(289)	$(43)	$(332)

(1)
Includes the minimum pension liability adjustment and the cash settlement payment on treasury lock contracts associated with bridge financing for the SunGard acquisition. This amount will be amortized as an adjustment to interest expense over the ten years in which the related interest payments that were hedged are recognized in income.

The amount reclassified from AOCE for interest rate derivative contracts includes $1 million recorded as interest expense, reduced by a related $0 million provision for income taxes. See Note 12 for the tax provision associated with each component of other comprehensive income.

(17)Related Party Transactions

Cardinal Holdings

On July 31, 2017, FIS closed on the sale of a majority ownership stake in the Capco consulting business and risk and compliance consulting business to CD&R. CD&R acquired a 60% interest in the entity, Cardinal, and FIS obtained the remaining 40% interest, in each case before equity issued to management (Note 15). Cardinal became a related party effective July 31, 2017.

Upon closing on the sale of the Capco consulting business and risk and compliance consulting business, FIS and Cardinal entered into a short-term Transition Services Agreement ("TSA"), whereby FIS provides various agreed upon services to Cardinal. FIS also provides ongoing management consulting services and other services to Cardinal. Amounts transacted through these agreements were not significant to the 2017 periods presented.

Capco continues to provide Banco Bradesco S.A. ("Banco Bradesco") with consulting services. Capco revenue and related party receivables from Banco Bradesco through the July 31, 2017 closing is included below under Brazilian Venture revenue from Banco Bradesco.

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco S.A. ("Banco Bradesco") in which we own a 51% controlling interest, to provide comprehensive, fully outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes (the “Brazilian Venture Notes”). The unamortized contract intangible asset balance as of December 31, 2017 was $67 million. Upon the exit of one partner bank, certain terms of the Brazilian Venture were subsequently renegotiated between Banco Bradesco and FIS and were memorialized in an Amended Association Agreement in November 2010. Among other things, the payout for the Brazilian Venture Notes was extended over a ten-year period. Additional performance remuneration provisions upon the achievement of targeted account and transaction volumes were renegotiated, for which additional related party payables were recorded as of December 31, 2012, based on management's expectation that the targets will be met. The passage of time and the achievement of certain targets triggered payments to Banco Bradesco of $6 million and $6 million in 2017 and 2016, respectively. In addition, the board of directors for the Brazilian Venture declared a dividend during the years ended December 31, 2017 and 2016, resulting in payments of $23 million and $20 million respectively, to Banco Bradesco. The carrying value of the noncontrolling interest as of December 31, 2017 was $102 million.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recorded revenues of $329 million, $272 million and $237 million during the years ended December 31, 2017, 2016 and 2015, respectively, from Banco Bradesco. Revenues included $24 million of favorable and $12 million of unfavorable currency impact during the years ended December 31, 2017 and 2016, respectively, resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and Brazilian Real in 2017 as compared to 2016 and 2016 as compared to 2015.

The Brazilian Venture currently processes approximately 73 million cards for clients in Brazil and provides call center, cardholder support and collection services for their card portfolios.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		December 31,
Related Party	Balance sheet location	2017	2016
Banco Bradesco	Trade receivables	$52	$45
Banco Bradesco	Accounts payable and accrued liabilities	10	10
Banco Bradesco	Other long-term liabilities	17	22

(18)Concentration of Risk

The Company generates a significant amount of revenues from large clients, however, no individual client accounted for 10% or more of total revenues in the years ended December 31, 2017, 2016 and 2015.

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

(19)Segment Information

In 2015, FIS finalized a reorganization and began reporting its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. We recast all previous periods to conform to the new segment presentation. Following our November 30, 2015 acquisition of SunGard, the SunGard business was included within the GFS segment as its economic characteristics, international business model, and various other factors largely aligned with those of our GFS segment. As we further integrated the acquired SunGard businesses through March 31, 2016, we reclassified certain SunGard businesses (corporate liquidity and wealth and retirement) that are oriented more to the retail banking and payments activities of IFS into that segment. Certain other businesses from both SunGard (public sector and education businesses, which was divested on February 1, 2017), and legacy FIS (global commercial services and retail check processing) were reclassified to the Corporate and Other segment, as were SunGard administrative expenses.

Integrated Financial Solutions ("IFS")

The IFS segment is focused primarily on serving the North American regional and community bank and savings institution market for transaction and account processing, payment solutions, channel solutions, lending and wealth and retirement solutions, corporate liquidity, digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. Clients in this segment include regional and community banks, credit unions and commercial lenders, as well as government institutions, merchants and other commercial organizations. This market is primarily served through

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost effective manner. The business solutions in this segment included the risk and compliance consulting business through its divestiture on July 31, 2017 (Note 15).

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets and asset management and insurance solutions, as well as banking and payments solutions.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house”, fully outsourced end-to-end solutions, and using consulting and third party service providers. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. GFS clients also include asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms. This segment also includes the Company's consolidated Brazilian Venture (see Note 17 of the Notes to Consolidated Financial Statements). The business solutions in this segment included the Capco consulting business through its divestiture on July 31, 2017 (Note 15).

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses. The business solutions in this segment included the PS&E business through its divestiture on February 1, 2017 (Note 15), commercial services and retail check processing. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue generating segment performance, such as acquisition, integration and severance costs. The Corporate and Other segment also includes the impact on revenue for 2017, 2016 and 2015 of adjusting SunGard's deferred revenue to fair value.

During 2017 and 2016 the Company recorded certain costs relating to integration and severance activity primarily from the SunGard acquisition of $178 million and $281 million, respectively. During 2015 the Company recorded transaction and other costs, including integration activity, related to SunGard and other recent acquisitions and other severance costs of $171 million and severance costs in connection with the reorganization and streamlining of operations in our GFS segment of $45 million.

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
As of and for the year ended December 31, 2017 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$4,630	$4,138	$355	$9,123
Operating expenses	3,078	2,993	1,560	7,631
Depreciation and amortization from continuing operations	316	270	65	651
Purchase accounting amortization	—	—	740	740
EBITDA	1,868	1,415	(400)	2,883
Acquisition deferred revenue adjustment	—	—	7	7
Acquisition, integration and severance costs	—	—	178	178
Adjusted EBITDA	$1,868	$1,415	$(215)	$3,068

EBITDA				$2,883
Interest expense,net				337
Depreciation and amortization from continuing operations				651
Purchase accounting amortization				740
Other income (expense) unallocated				(122)
Provision (benefit) for income taxes				(319)
Net earnings (loss) from discontinued operations				—
Net earnings attributable to noncontrolling interest				33
Net earnings attributable to FIS common stockholders				$1,319
Capital expenditures (1)	$374	$301	$22	$697
Total assets	$10,664	$8,366	$5,485	$24,515
Goodwill	$7,662	$5,898	$170	$13,730
(1) Capital expenditures include $84 million of capital leases and other financing obligations.

As of and for the year ended December 31, 2016 (in millions):

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$4,525	$4,250	$466	$9,241
Operating expenses	2,998	3,211	1,734	7,943
Depreciation and amortization from continuing operations	270	247	67	584
Purchase accounting amortization	1	6	583	590
EBITDA	1,798	1,292	(618)	2,472
Acquisition deferred revenue adjustment	—	—	192	192
Acquisition, integration and severance costs	—	—	281	281
Adjusted EBITDA	$1,798	$1,292	$(145)	$2,945

EBITDA				$2,472
Interest expense, net				383
Depreciation and amortization from continuing operations				584
Purchase accounting amortization				590
Other income (expense) unallocated				(9)
Provision for income taxes				317
Net earnings (loss) from discontinued operations				1
Net earnings attributable to noncontrolling interest				22
Net earnings attributable to FIS common stockholders				$568
Capital expenditures (1)	$294	$317	$48	$659
Total assets	$10,246	$9,028	$6,751	$26,025
Goodwill	$7,676	$6,332	$170	$14,178
(1) Capital expenditures include $43 million of capital leases.

As of and for the year ended December 31, 2015 (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	IFS	GFS	Corporate and Other	Total
Processing and services revenues	$3,809	$2,361	$426	$6,596
Operating expenses	2,472	1,955	1,070	5,497
Depreciation and amortization from continuing operations	223	147	61	431
Purchase accounting amortization	1	3	234	238
EBITDA	1,561	556	(349)	1,768
Contract settlement	—	—	48	48
Acquisition, integration and severance costs	—	—	171	171
Global restructure	$—	$—	$45	45
Adjusted EBITDA	$1,561	$556	$(85)	2,032

EBITDA				$1,768
Interest expense, net				183
Depreciation and amortization from continuing operations				431
Purchase accounting amortization				238
Other income (expense) unallocated				121
Provision for income taxes				379
Net earnings (loss) from discontinued operations				(7)
Net earnings attributable to noncontrolling interest				19
Net earnings attributable to FIS common stockholders				$632
Capital expenditures (1)	$235	$168	$21	$424
Total assets	$10,022	$9,508	$6,669	$26,199
Goodwill	$7,676	$6,605	$464	$14,745
(1) Capital expenditures include $9 million of capital leases.

Total assets as of December 31, 2017, 2016 and 2015 exclude $2 million, $6 million and $1 million, respectively, related to discontinued operations.

Revenue generated from contracts executed outside of our North American operations represented approximately 26%, 24% and 22% of total revenue in 2017, 2016 and 2015, respectively. Clients in Brazil, the United Kingdom, Germany, India, France, Switzerland and Australia accounted for the majority of the revenues from clients based outside of North America for all periods presented. FIS conducts business in over 130 countries, with no individual country outside of North America accounting for more than 10% of total revenue for the years ended December 31, 2017, 2016 and 2015.

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $557 million and $509 million as of December 31, 2017 and 2016, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

(20)Share Repurchase Program

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on July 20, 2017, authorized repurchases of up to $4.0 billion through December 31, 2020. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $3,895 million of plan capacity remained available for repurchases as of December 31, 2017.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Year ended	shares purchased	paid per share	plans or programs
December 31, 2017	1	$93.24	$105
December 31, 2016	—	$—	$—
December 31, 2015	5	$66.10	$300

There were no share repurchases in 2016.

During January and February 2018, we repurchased an additional 4 million shares of our common stock for $401 million at an average price of $97.70 per share.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of August 12, 2015, by and among Fidelity National Information Services, Inc., SunGard, SunGard Capital Corp. II, Seahawk Merger Sub 1, Inc., Seahawk Merger Sub, LLC and Seahawk Merger Sub 3, Inc.	8-K	001-16427	2.1	8/14/2015
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Fourth Amended and Restated Bylaws of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	1/27/2017
4.1	Form of certificate representing Fidelity National Information Services, Inc. Common Stock.	S-3ASR	333-131593	4.3	2/6/2006
4.2	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	4/15/2013
4.3	First Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	4/15/2013
4.4	Second Supplemental Indenture, dated as of April 15, 2013, among FIS, each of the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	4/15/2013
4.5	Third Supplemental Indenture, dated as of June 3, 2014, among FIS, each of the Guarantors and the Bank of New York Mellon Trust Company, N.A. a national banking association, as trustee.	8-K	001-16427	4.1	6/3/2014
4.6	Fourth Supplemental Indenture, dated as of June 3, 2014, among FIS, each of the Guarantors and the Bank of New York Mellon Trust Company, N.A. a national banking association, as trustee.	8-K	001-16427	4.2	6/3/2014
4.7	Fifth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	10/20/2015
4.8	Sixth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	10/20/2015

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.9	Seventh Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	10/20/2015
4.10	Eighth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	10/20/2015
4.11	Ninth Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	8/16/2016
4.12	Tenth Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	8/16/2016
4.13	Eleventh Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	8/16/2016
4.14	Twelfth Supplemental Indenture, dated as of July 10, 2017 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	7/11/2017
4.15	Thirteenth Supplemental Indenture, dated as of July 10, 2017 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	7/11/2017
4.16	Fourteenth Supplemental Indenture, dated as of July 10, 2017 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	7/11/2017
10.1	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001. (1)	10-K405	001-16427	10.25	3/25/2002
10.2	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003. (1)	10-K	001-16427	10.40	2/17/2004
10.3	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K405	001-16427	10.15	3/25/2002
10.4	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K	001-16427	10.15(a)	2/17/2004

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.5	Form of Notice of Stock Option Grant and Stock Option Agreement under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan. (1)	10-K	001-16427	10.50	2/27/2009
10.6	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006. (1)	S-4/A	333-135845	Annex C	9/19/2006
10.7	Amended and Restated Metavante 2007 Equity Incentive Plan. (1)	S-8	333-158960	10.1	10/1/2009
10.8	Form of Metavante Non-Statutory Stock Option Award - Certificate of Award Agreement for grants made in November 2008. (1)	Metavante Technologies, Inc.10-K	001-33747	10.10(b)	2/20/2009
10.9	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006. (1)	S-4/A	333-135845	Annex D	9/19/2006
10.10	Acceleration, Change of Role and Non-Competition Agreement, dated as of March 30, 2012, by and among Fidelity National Information Services, Inc. and William P. Foley II. (1)	10-Q	001-16427	10.1	5/4/2012
10.11	Severance Agreement and Release, effective as of December 31, 2016 by and among Fidelity National Information Services, Inc. and Frank R. Martire. (1)	10-K	001-16427	10.25	2/23/2017
10.12	Agreement to Serve as Chairman of the FIS' Board of Directors, effective as of January 1, 2017 by and among Fidelity National Information Services, Inc. and Frank R. Martire. (1)	10-K	001-16427	10.26	2/23/2017
10.13	Amended and Restated Employment Agreement, effective as of December 29, 2009, by and among Fidelity National Information Services, Inc. and Gary A. Norcross. (1)	8-K	001-16427	10.1	12/29/2009
10.14	Amendment No. 1 to Amended and Restated Employment Agreement, effective as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-Q	001-16427	10.4	5/4/2012
10.15	Amendment to Employment Agreement, effective as of January 1, 2015, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.31	2/27/2015
10.16	Amendment to Employment Agreement, effective as of February 23, 2016, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.33	2/26/2016
10.17	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall. (1)	8-K	001-16427	10.13	10/2/2009

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.18	Amendment to Employment Agreement, effective as of January 29, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.51	2/28/2014
10.19	Second Amendment to Employment Agreement, effective as of March 15, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.52	2/28/2014
10.20	Amendment to Employment Agreement, effective as of February 23, 2016, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.37	2/26/2016
10.21	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc., and Michael P. Oates. (1)	10-K	001-16427	10.43	2/28/2014
10.22	Amendment No. 1 to Employment Agreement, effective as of February 8, 2012, by and among Fidelity National Information Services, Inc., and Michael P. Oates. (1)	10-K	001-16427	10.44	2/28/2014
10.23	Amendment No. 2 to Employment Agreement, effective as of January 29, 2013, by and among Fidelity National Information Services, Inc., and Michael P. Oates. (1)	10-K	001-16427	10.82	2/26/2013
10.24	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Michael P. Oates. (1)	10-K	001-16427	10.41	2/26/2016
10.25	Transition Agreement, Wavier & Release (An Amendment to the Employment Agreement), effective February 1, 2018 by and between Fidelity National Information Services, Inc. and Michael P. Oates. (1)					*
10.26	Employment Agreement, effective as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.81	2/26/2013
10.27	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.43	2/26/2016
10.28	Employment Agreement, effective as of October 1, 2009, by and between Fidelity National Information Services, Inc. and Anthony Jabbour. (1)	10-K	001-16427	10.46	2/26/2016
10.29	Amendment to Employment Agreement, effective as of February 23, 2016 by and between Fidelity National Information Services, Inc. and Anthony Jabbour. (1)	10-K	001-16427	10.47	2/26/2016

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.30	Transition Agreement, Waiver & Release (An Amendment to the Employment Agreement), effective January 12, 2018 by and between Fidelity National Information Services, Inc. and Anthony Jabbour. (1)					*
10.31	Employment Agreement, effective as of February 1, 2016, by and between Fidelity National Information Services, Inc. and Marianne Brown. (1)	10-K	001-16427	10.48	2/26/2016
10.32	Amendment to Employment Agreement, effective as of August 16, 2017, by and between Fidelity National Information Services, Inc. and Marianne Brown. (1)	10-Q	001-16427	10.1	11/1/2017
10.33	Employment Agreement, effective as of November 15, 2016, by and between Fidelity National Information Services, Inc. and Katy Thompson. (1)	10-K	001-16427	10.44	2/23/2017
10.34	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Marc Mayo. (1)					*
10.35	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Bruce Lowthers. (1)					*
10.36	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Denise Williams. (1)					*
10.37	Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in October 2010. (1)	10-K	001-16427	10.65	2/25/2011
10.38	Form of Stock Option grant issued under Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan - Certificate of Option Agreement for grants made in April, June, September and October 2010. (1)	10-K	001-16427	10.66	2/25/2011
10.39	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012. (1)	10-K	001-16427	10.53	2/28/2014
10.40	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., 2008 Omnibus Incentive Plan for grants made in November 2012. (1)	10-K	001-16427	10.54	2/28/2014

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.41	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc., pursuant to the Amended and Restated 2008 Omnibus Incentive Plan for grants made in November 2012. (1)	10-K	001-16427	10.55	2/28/2014
10.42	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014. (1)	10-K	001-16427	10.60	2/26/2016
10.43	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015. (1)	10-K	001-16427	10.61	2/26/2016
10.44	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015. (1)	10-K	001-16427	10.62	2/26/2016
10.45	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015. (1)	10-K	001-16427	10.63	2/26/2016
10.46	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)	10-K	001-16427	10.60	2/23/2017
10.47	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)	10-K	001-16427	10.61	2/23/2017
10.48	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)	10-K	001-16427	10.62	2/23/2017
10.49	Amendment Agreement, dated as of August 21, 2015, by and among Fidelity National Information Services, Inc., certain subsidiaries of the Company party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank of America, N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as Swing Line Lenders and L/C Issuers.	8-K	001-16427	10.1	8/25/2015

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.50	Sixth Amendment and Restatement Agreement, dated as of August 10, 2016, by and among Fidelity National Information Services, Inc., each lender party thereto and JP Morgan Chase Bank N.A., as Administrative Agent.	8-K	001-16427	10.1	8/11/2016
10.51	SunGard 2005 Management Incentive Plan as amended and restated February 13, 2013. (1)	10-K	000-53653	10.36	3/20/2013
10.52	Form of June 2014 Performance-Based Restricted Stock Unit Award Agreement, filed as Exhibit 10.37 to SunGard (formerly named SunGard Capital Corp.) Form 10-K for the year ended December 31, 2014. (1)	10-K	000-53653	10.37	3/25/2015
10.53	Form of June 2014 Time-Based Restricted Stock Unit Award Agreement, filed as Exhibit 10.38 to SunGard (formerly named SunGard Capital Corp.) Form 10-K for the year ended December 31, 2014. (1)	10-K	000-53653	10.38	3/25/2015
10.54	Form of June 2015 Performance-Based Restricted Stock Unit Agreement Under SunGard and SunGard Capital Corp. II for for grants made in 2015. (1)					*
10.55	Form of June 2015 Time-Based Restricted Stock Unit Agreement Under SunGard and SunGard Capital Corp. II for for grants made in 2015. (1)					*
10.56	Form of February 2014 Performance-Based Restricted Stock Unit Agreement Under SunGard Capital Corp. and SunGard Capital Corp. II for for grants made in 2015. (1)					*
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*
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

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 22, 2018	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2018	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 22, 2018	By:	/s/ KATY T. THOMPSON
Katy T. Thompson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 22, 2018	By:	/s/ FRANK R. MARTIRE
Frank R. Martire
Chairman of the Board
Director

Date:	February 22, 2018	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President, Chief Executive Officer and Director

Date:	February 22, 2018	By:	/s/ ELLEN R. ALEMANY
Ellen R. Alemany
Director

Date:	February 22, 2018	By:	/s/ THOMAS M. HAGERTY
Thomas M. Hagerty
Director

Date:	February 22, 2018	By:	/s/ KEITH W. HUGHES
Keith W. Hughes
Director

Date:	February 22, 2018	By:	/s/ DAVID K. HUNT
David K. Hunt
Director

Date:	February 22, 2018	By:	/s/ STEPHAN A. JAMES
Stephan A. James
Director

Date:	February 22, 2018	By:	/s/ LESLIE M. MUMA
Leslie M. Muma
Director

Date:	February 22, 2018	By:	/s/ LOUISE M. PARENT
Louise M. Parent
Director

Date:	February 22, 2018	By:	/s/ JAMES B. STALLINGS, JR.
James B. Stallings, Jr.
Director