Form 10-Q
period 2018-03-31
Fidelity National Information Services, Inc.
filed 2018-05-02
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of April 30, 2018, 331,014,452 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2018
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
A. Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017	2
B. Condensed Consolidated Statements of Earnings for the three months ended March 31, 2018 and 2017	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2018 and 2017	4
D. Condensed Consolidated Statement of Equity for the three months ended March 31, 2018	5
E. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosure About Market Risks	37
Item 4. Controls and Procedures	38
Part II: OTHER INFORMATION
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6. Exhibits	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
		As Adjusted *
ASSETS
Current assets:
Cash and cash equivalents	$725	$665
Settlement deposits	590	677
Trade receivables, net of allowance for doubtful accounts of $57 and $63 as of March 31, 2018 and December 31, 2017, respectively	1,562	1,624
Contract assets	107	108
Settlement receivables	346	291
Other receivables	96	70
Prepaid expenses and other current assets	309	253
Total current assets	3,735	3,688
Property and equipment, net	581	610
Goodwill	13,747	13,730
Intangible assets, net	3,707	3,885
Computer software, net	1,739	1,728
Deferred contract costs, net	392	354
Other noncurrent assets	504	531
Total assets	$24,405	$24,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,018	$1,241
Settlement payables	920	949
Deferred revenues	842	776
Current portion of long-term debt	1,036	1,045
Total current liabilities	3,816	4,011
Long-term debt, excluding current portion	8,040	7,718
Deferred income taxes	1,443	1,468
Deferred revenues	105	106
Other long-term liabilities	390	403
Total liabilities	13,794	13,706
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 600 shares authorized, 432 and 432 shares issued as of March 31, 2018 and December 31, 2017	4	4
Additional paid in capital	10,585	10,534
Retained earnings	4,186	4,109
Accumulated other comprehensive earnings (loss)	(318)	(332)
Treasury stock, 102 and 99 shares as of March 31, 2018 and December 31, 2017, respectively, at cost	(3,962)	(3,604)
Total FIS stockholders’ equity	10,495	10,711
Noncontrolling interest	116	109
Total equity	10,611	10,820
Total liabilities and equity	$24,405	$24,526

See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2018	2017
		As Adjusted *
Revenues	$2,066	$2,148
Cost of revenues	1,414	1,491
Gross profit	652	657
Selling, general, and administrative expenses	358	411
Operating income	294	246
Other income (expense):
Interest expense, net	(72)	(93)
Other income (expense), net	3	56
Total other income (expense), net	(69)	(37)
Earnings before income taxes and equity method investment earnings	225	209
Provision for income taxes	34	74
Equity method investment earnings	(1)	—
Net earnings	190	135
Net (earnings) loss attributable to noncontrolling interest	(8)	(6)
Net earnings attributable to FIS common stockholders	$182	$129

Net earnings per share — basic attributable to FIS common stockholders	$0.55	$0.39
Weighted average shares outstanding — basic	330	328
Net earnings per share — diluted attributable to FIS common stockholders	$0.54	$0.39
Weighted average shares outstanding — diluted	334	333
Cash dividends paid per share	$0.32	$0.29
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended March 31,
	2018		2017
			As Adjusted *
Net earnings		$190		$135
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$—		$—
Reclassification adjustment for gains (losses) included in net earnings	—		—
Unrealized gain (loss) on investments and derivatives, net	—		—
Foreign currency translation adjustments	14		36
Minimum pension liability adjustment	—		—
Other comprehensive earnings (loss), before tax:	14		36
Provision for income tax expense (benefit) related to items of other comprehensive earnings	—		—
Other comprehensive earnings (loss), net of tax	$14	14	$36	36
Comprehensive earnings (loss):		204		171
Net (earnings) loss attributable to noncontrolling interest		(8)		(6)
Other comprehensive (earnings) losses attributable to noncontrolling interest		—		(3)
Comprehensive earnings (loss) attributable to FIS common stockholders		$196		$162
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Three months ended March 31, 2018
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2017, as adjusted *	432	(99)	$4	$10,534	$4,109	$(332)	$(3,604)	$109	$10,820
Exercise of stock options	—	1	—	32	—	—	60	—	92
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(1)	—	—	(17)	—	(18)
Purchases of treasury stock	—	(4)	—	—	—	—	(401)	—	(401)
Stock-based compensation	—	—	—	20	—	—	—	—	20
Cash dividends paid ($0.32 per share per quarter) and other distributions	—	—	—	—	(105)	—	—	(1)	(106)
Net earnings	—	—	—	—	182	—	—	8	190
Other comprehensive earnings, net of tax	—	—	—	—	—	14	—	—	14
Balances, March 31, 2018	432	(102)	$4	$10,585	$4,186	$(318)	$(3,962)	$116	$10,611
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:		As Adjusted *
Net earnings	$190	$135
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	352	332
Amortization of debt issue costs	5	12
Gain on sale of businesses	(7)	(85)
Stock-based compensation	20	26
Deferred income taxes	(14)	(152)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	44	11
Contract assets	2	57
Settlement activity	2	(36)
Prepaid expenses and other assets	(43)	(50)
Deferred contract costs	(65)	(36)
Deferred revenue	69	96
Accounts payable, accrued liabilities, and other liabilities	(201)	144
Net cash provided by operating activities	354	454

Cash flows from investing activities:
Additions to property and equipment	(54)	(44)
Additions to computer software	(118)	(111)
Proceeds from sale of business	49	827
Other investing activities, net	(4)	(1)
Net cash provided by (used in) investing activities	(127)	671

Cash flows from financing activities:
Borrowings	1,971	1,381
Repayment of borrowings	(1,711)	(2,443)
Proceeds from exercise of stock options	98	64
Treasury stock activity	(424)	(17)
Dividends paid	(106)	(95)
Other financing activities, net	(1)	(4)
Net cash used in financing activities	(173)	(1,114)
Effect of foreign currency exchange rate changes on cash	6	11
Net increase in cash and cash equivalents	60	22
Cash and cash equivalents, beginning of period	665	683
Cash and cash equivalents, end of period	$725	$705

Supplemental cash flow information:
Cash paid for interest	$46	$59
Cash paid for income taxes	$138	$55
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

(1) Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2017 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2018. Amounts in tables in the financial statements and accompanying footnotes may not sum due to rounding.

The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, all 2017 financial information has been adjusted for the implementation of Topic 606.

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 13).

(2) Summary of Significant Accounting Policies

(a) Revenue Recognition

The Company generates revenues in a number of ways, including from the delivery of account or transaction based processing, professional services, software licensing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud revenue and software related services.

The Company enters into arrangements with customers to provide services, software and software-related services such as maintenance and implementation and training either individually or as part of an integrated offering of multiple services. At contract inception, the Company assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - i.e., if a solution or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify its performance obligations, the Company considers all of the solutions or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company recognizes revenue when or as it satisfies a performance obligation by transferring control of a solution or service to a customer.

Revenue is measured based on the consideration that the Company expects to receive in a contract with a customer. The Company’s contracts with its customers frequently contain variable consideration. Variable consideration exists when the amount which the Company expects to receive in a contract is based on the occurrence or non-occurrence of future events, such as processing services performed under usage-based pricing arrangements or professional services billed on a time and materials basis. Variable consideration is also present in certain transactions in the form of discounts, credits, price concessions, penalties, and similar items. If the amount of a discount or rebate in a contract is fixed and not contingent, that discount or rebate is not variable consideration. The Company estimates variable consideration in its contracts primarily using the expected value method. In some contracts, the Company applies the most likely amount method by considering the single most likely amount in a limited range of possible consideration amounts. The Company develops estimates of variable consideration on the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

basis of both historical information and current trends. Variable consideration included in the transaction price is constrained such that a significant revenue reversal is not probable.

Taxes collected from customers and remitted to governmental authorities are not included in revenue. Postage costs associated with print and mail services are accounted for as a fulfillment cost and are included in cost of revenues.

Technology or service components from third parties are frequently embedded in or combined with our applications or service offerings. We are often responsible for billing the client in these arrangements and transmitting the applicable fees to the third party. The Company determines whether it is responsible for providing the actual solution or service as a principal, or for arranging for the solution or service to be provided by the third party as an agent. Judgment is applied to determine whether we are the principal or the agent by evaluating whether the Company has control of the solution or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that the Company considers in determining if it has control include whether the Company is primarily responsible for fulfilling the promise to provide the specified solution or service to the customer, the Company has inventory risk and the Company has discretion in establishing the price the customer ultimately pays for the solution or service. Depending upon the level of our contractual responsibilities and obligations for delivering solutions to end customers, we have arrangements where we are the principal and recognize the gross amount billed to the customer and other arrangements where we are the agent and recognize the net amount retained.

Once the Company has determined the transaction price, the total transaction price is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the solution(s) or service(s) to the customer (the “allocation objective”). If the allocation objective is met at contractual prices, no allocations are made. Otherwise, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis, except when the criteria are met for allocating variable consideration or a discount to one or more, but not all performance obligations in the contract. The Company allocates variable consideration to one or more, but not all performance obligations when the terms of the variable payment relate specifically to the Company’s efforts to satisfy the performance obligation (or transfer the distinct solution or service) and when such allocation is consistent with the allocation objective when considering all performance obligations in the contract. Determining whether the criteria for allocating variable consideration to one or more, but not all, performance obligations in the contract requires significant judgment and may affect the timing and amount of revenue recognized. The Company does not typically meet the requirements to allocate discounts to one or more, but not all, performance obligations in a contract.

In order to determine the standalone selling price of its promised solutions or services, the Company conducts a regular analysis to determine whether various solutions or services have an observable standalone selling price. If the Company does not have an observable standalone selling price for a particular solution or service, then standalone selling price for that particular solution or service is estimated using all information that is reasonably available and maximizing observable inputs with approaches including historical pricing, cost plus a margin, adjusted market assessment, and residual approach.

The following describes the nature of the Company’s primary types of revenues and the revenue recognition policies and significant payment terms as they pertain to the types of transactions the Company enters into with its customers.

Processing Services Revenues

Processing services are primarily comprised of data processing and application management, including our SaaS, BPaaS, and cloud offerings. Revenues from processing services are typically volume- or activity-based depending on factors such as the number of accounts processed, transactions or trades processed, users, number of hours of services or computer resources used. The payment terms may include tiered pricing structures with the base tier representing a minimum monthly usage fee. Pricing within the tiers typically resets on a monthly basis and minimum monthly volumes are generally met or exceeded. Contract lengths for processing services typically span multiple years. Payment is generally due in advance or in arrears on a monthly or quarterly basis and may include fixed or variable payment amounts depending on the specific payment terms and activity in the period.

For processing services revenues, the nature of the Company’s promise to the customer is to stand ready to provide continuous access to the Company’s processing platforms and perform an unspecified quantity of outsourced and transaction-processing services for a specified term or terms. Accordingly, processing services are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. The Company typically satisfies its processing services

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because the Company’s efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. The Company has evaluated its variable payment terms related to its processing services revenues accounted for as a series of distinct days of service and concluded that they generally meet the criteria for allocating variable consideration entirely to one or more, but not all, performance obligations in a contract. Accordingly, when the criteria are met, variable amounts based on the number and type of services performed during a period are allocated to and recognized on the day in which the Company performs the related services. Fixed fees for processing services are generally recognized ratably over the contract period.

Professional Services Revenues

Professional services revenues are comprised of implementation, conversion, and programming services associated with the Company’s data processing and application management agreements, implementation or installation services related to licensed software, and other consulting services. A significant portion of our professional services revenues are derived from contracts for dedicated personnel resources who are often working full-time at a client site and under the client's direction. These revenues generally re-occur as contracts are renewed. Payment terms for professional services may be based on an upfront fixed fee, fixed upon the achievement of milestones, or on a time and materials basis.

In assessing whether implementation services provided on data processing, application management or software agreements are a distinct performance obligation, the Company considers whether the services are both capable of being distinct (i.e., can the customer benefit from the services alone or in combination with other resources that are readily available to the customer) and distinct within the context of the contract (i.e., separately identifiable from the other performance obligations in the contract). Implementation services and other professional services are typically considered distinct performance obligations. However, when these services involve significant customization or modification of an underlying solution or offering, or if the services are complex and not available from a third-party provider and must be completed prior to a customer having the ability to benefit from a solution or offering, then such services and the underlying solution or offering will be accounted for as a combined performance obligation.

The Company’s professional services that are accounted for as distinct performance obligations and that are billed on a fixed fee basis are typically satisfied as services are rendered; thus the Company uses a cost-based input method, such as cost-to-cost or efforts expended (labor hours), to provide a faithful depiction of the transfer of those services. For professional services that are distinct and billed on a time and materials basis, revenue is generally recognized using an output method that corresponds with the time and materials billed and delivered, which is reflective of the transfer of the services to the customer. Professional services that are not distinct from an associated solution or offering are recognized over the common measure of progress for the overall performance obligation (typically a time-elapsed output measure that corresponds to the period over which the solution or offering is made available to the customer).

License and Software Related Revenues

The Company’s software licenses generally have significant stand-alone functionality to the customer upon delivery and are considered to be functional intellectual property (“IP”). Additionally, the nature of the Company’s promise in granting these software licenses to a customer is typically to provide the customer a right to use the Company’s intellectual property. The Company’s software licenses are generally considered distinct performance obligations, and revenue allocated to the software license is typically recognized at a point in time upon delivery of the license.

In conjunction with software licenses, the Company commonly provides the customer with additional services such as maintenance as well as associated implementation and other professional services related to the software license. Payments for maintenance are typically due annually, quarterly, or monthly in advance. Maintenance is typically comprised of technical support and unspecified updates and upgrades. The Company generally satisfies these performance obligations evenly using a time-elapsed output method over the contract term given there is no discernible pattern of performance. When a software license contract also includes professional services that provide significant modification or customization of the software license, the Company combines the software license and professional services into a single performance obligation, and revenue for the combined performance obligation is recognized as the professional services are provided consistent with the methods described above for professional services revenues.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has contracts where the licensed software is offered in conjunction with hosting services. The licensed software may be considered a separate performance obligation from the hosting services if the customer can take possession of the software during the contractual term without incurring a significant penalty and if it is feasible for the customer to run the software on its own infrastructure or hire a third party to host the software. If the licensed software and hosting services are separately identifiable, license revenues are recognized when the hosting services commence and it is within the customer's control to obtain a copy of the software, and hosting revenues are recognized using the time-elapsed output method as the service is provided. If the software license is not separately identifiable from the hosting service, then the related revenues for the combined performance obligation are recognized ratably over the hosting period.

Occasionally, the Company offers extended payment terms on its license transactions and evaluates whether any potential significant financing components exist. For certain of its business units, the Company will provide a software license through a rental model for customers who would prefer a periodic fee instead of a larger up-front payment. Revenue recognition under these arrangements follow the same recognition pattern as the arrangements outlined above; however, the customer generally pays for the software license and maintenance in monthly or quarterly installments as opposed to an upfront software license fee. Judgment is required to determine whether these arrangements contain a significant financing component. The Company evaluates whether there is a significant difference between the amount of promised consideration over the rental term and the cash selling price of the software license, and the overall impact of the time value of money on the transaction. Rental software license arrangements that include a significant financing component are adjusted for the time value of money at the Company’s incremental borrowing rate by recording a contract asset and interest income. The Company does not adjust the promised amount of consideration for the effects of the time value of money if it is expected, at contract inception, that the period between when the Company transfers a promised solution or service to a customer and when the customer pays for that solution or service will be one year or less.

Hardware and Other Revenues

Hardware and other miscellaneous revenues are generally recognized at a point in time upon delivery. The Company typically does not stock in inventory the hardware solutions sold but arranges for delivery of hardware from third-party suppliers. The Company determines whether hardware delivered from third-party suppliers should be recognized on a gross or net basis by evaluating whether the Company has control of the solution or service prior to it being transferred to the customer.

Material Rights

Some of the Company’s contracts with customers include options for the customer to acquire additional solutions or services in the future, including options to renew existing services. Options may represent a material right to acquire solutions or services if the discount is incremental to the range of discounts typically given for those solutions or services to that class of customer in that geographical area or market, and the customer would not have obtained the option without entering into the contract. If deemed to be a material right, the Company will account for the material right as a separate performance obligation and determine the standalone selling price based on directly observable prices when available. If the standalone selling price is not directly observable, then the Company estimates the standalone selling price to be equal to the discount that the customer would obtain by exercising the option, as adjusted for any discount that the customer would receive without exercising the option and for the likelihood that the option will be exercised.

(b) Deferred Contract Costs

The Company incurs costs as a result of both the origination and fulfillment of our contracts with customers. Origination costs relate primarily to the payment of sales commissions that are directly related to sales transactions. Fulfillment costs include the cost of implementation services related to SaaS and other cloud-based arrangements when the implementation service is not distinct from the ongoing service. When origination costs and fulfillment costs that will be used to satisfy future performance obligations are directly related to the execution of our contracts with customers, and the costs are recoverable under the contract, the costs are capitalized as a deferred contract cost.

Origination costs for contracts that contain a distinct software license recognized at a point in time are allocated between the license and all other performance obligations of the contract and amortized according to the pattern of performance for the respective obligations. Otherwise, origination costs are capitalized as a single asset for each contract and amortized using an appropriate single measure of performance considering all of the performance obligations in the contract. The Company amortizes origination costs over the expected benefit period to which the deferred contract cost relates. Origination costs related

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

to initial contracts with a customer are amortized over the lesser of the useful life of the solution or the expected customer relationship period. Commissions paid on renewals are amortized over the renewal period. Capitalized fulfillment costs are amortized over the lesser of the useful life of the solution or the expected customer relationship period.

(3) Changes in Accounting Policies

The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition. The details of the significant changes and quantitative impact of the changes are disclosed below.

The Company applied Topic 606 retrospectively using certain practical expedients in paragraph 606-10-65-1(f). For completed contracts that have variable consideration, the Company uses the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods. Further, the Company does not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for the 2016 and 2015 reporting periods presented before the date of the initial application. Lastly, the Company did not retrospectively restate contracts modified before the beginning of the earliest reporting period presented but reflects the aggregate effect of all modifications that occurred before the beginning of the earliest period presented.

Principal vs. Agent Considerations

In customer transactions that also involve third parties, the Company determines whether it is responsible for providing the ultimate solution or service as a principal, or whether it is merely arranging for the solution or service to be provided by the third party as an agent. When the Company is acting as a principal in a transaction, the Company recognizes the gross amounts billed as revenue. When the Company is acting as an agent in a transaction, the Company recognizes the net amount retained as revenue. Previously, the Company followed the guidance of Topic 605, which lists eight specific indicators that are determinative in evaluating whether a contract is recorded on a gross or a net basis. Under Topic 606, the determination is based on whether an entity obtains control of goods or services prior to transfer to a customer. The Company determined interchange and third-party network fees associated with certain parts of the payment processing business were significantly impacted by the adoption of Topic 606. Previously, gross accounting applied to certain types of these transactions, depending on the specific facts and circumstances. However, under Topic 606 revenues from these arrangements will be presented on a net basis because the Company has concluded that it is acting as an agent in the transaction.

Software License Rentals

The Company previously recognized revenue for initial license fees only when a contract existed, the fee was fixed or determinable, software delivery had occurred, collection was deemed probable, and vendor specific objective evidence of fair value had been established for any undelivered elements in the arrangement. If those criteria were not met, the initial license revenue was either deferred or recognized over time depending on the specific facts and circumstances. Software license rentals typically include payments that are delayed for a period of time, causing the Company to conclude that some portion of the license fee was not fixed or determinable. In these arrangements, license revenue would be deferred until payments become due and payable. Under Topic 606, the Company’s software licenses are generally considered distinct performance obligations, and revenue allocated to the software license is typically recognized at a point in time upon delivery of the license. Software license revenue is also typically recognized at a point in time upon delivery of the license under Topic 606 even if it is sold in a rental model or with extended payment terms, provided collectability is probable. Accordingly, a larger portion of software license revenue is recognized upfront for such transactions under Topic 606 than under Topic 605.

Term License Early Renewals

The Company previously recognized revenue for term software license renewals upon execution of a license renewal contract, provided all other revenue recognition requirements were met. Under Topic 606, revenue attributable to software term license renewals is now recognized at a later date than it would have been recognized under the previous accounting policy.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impacts on Financial Statements

The following tables summarize the impacts of Topic 606 adoption on the Company’s Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2017:

	As Previously
	Reported	Adjustments	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$665	$—	$665
Settlement deposits	677	—	677
Trade receivables, net	1,650	(26)	1,624
Contract assets	—	108	108
Settlement receivables	291	—	291
Other receivables	70	—	70
Prepaid expenses and other current assets	253	—	253
Total current assets	3,606	82	3,688
Property and equipment, net	610	—	610
Goodwill	13,730	—	13,730
Intangible assets, net	3,950	(65)	3,885
Computer software, net	1,728	—	1,728
Deferred contract costs, net	362	(8)	354
Other noncurrent assets	531	—	531
Total assets	$24,517	$9	$24,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,241	$—	$1,241
Settlement payables	949	—	949
Deferred revenues	688	88	776
Current portion of long-term debt	1,045	—	1,045
Total current liabilities	3,923	88	4,011
Long-term debt, excluding current portion	7,718	—	7,718
Deferred income taxes	1,508	(40)	1,468
Deferred revenues	21	85	106
Other long-term liabilities	403	—	403
Total liabilities	13,573	133	13,706
Equity:
FIS stockholders’ equity:
Preferred stock	—	—	—
Common stock	4	—	4
Additional paid in capital	10,534	—	10,534
Retained earnings	4,233	(124)	4,109
Accumulated other comprehensive earnings	(332)	—	(332)
Treasury stock, at cost	(3,604)	—	(3,604)
Total FIS stockholders’ equity	10,835	(124)	10,711
Noncontrolling interest	109	—	109
Total equity	10,944	(124)	10,820
Total liabilities and equity	$24,517	$9	$24,526

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Earnings (Unaudited) for the three months ended March 31, 2017:

	As previously
	Reported	Adjustments	As Adjusted
Revenues	$2,255	$(107)	$2,148
Cost of revenues	1,582	(91)	1,491
Gross profit	673	(16)	657
Selling, general, and administrative expenses	413	(2)	411
Operating income	260	(14)	246
Other income (expense):
Interest income (expense), net	(93)	—	(93)
Other income (expense), net	56	—	56
Total other income (expense)	(37)	—	(37)
Earnings before income taxes and equity method investment earnings	223	(14)	209
Provision (benefit) for income taxes	79	(5)	74
Equity method investment earnings	—	—	—
Net earnings	144	(9)	135
Net earnings attributable to noncontrolling interest	(6)	—	(6)
Net earnings attributable to FIS common stockholders	$138	$(9)	$129

Net earnings per share — basic attributable to FIS common stockholders *	$0.42	$(0.03)	$0.39
Weighted average shares outstanding — basic	328	328	328
Net earnings per share — diluted attributable to FIS common stockholders *	$0.41	$(0.03)	$0.39
Weighted average shares outstanding — diluted	333	333	333

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2017:

	As Previously
	Reported		Adjustments		As Adjusted
Net earnings		$144		$(9)		$135
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$—		$—		$—
Reclassification adjustment for gains (losses) included in net earnings	—		—		—
Unrealized gain (loss) on investments and derivatives, net	—		—		—
Foreign currency translation adjustments	36		—		36
Minimum pension liability adjustments	—		—		—
Other comprehensive earnings (loss), before tax	36		—		36
Provision for income tax expense (benefit) related to items of other comprehensive earnings	—		—		—
Other comprehensive earnings (loss), net of tax	$36	36	$—	—	$36	36
Comprehensive earnings		180		(9)		171
Net (earnings) loss attributable to noncontrolling interest		(6)		—		(6)
Other comprehensive (earnings) losses attributable to noncontrolling interest		(3)		—		(3)
Comprehensive earnings attributable to FIS common stockholders		$171		$(9)		$162

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2017:

	As Previously
	Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net earnings	$144	$(9)	$135
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	339	(7)	332
Amortization of debt issue costs	12	—	12
Gain on sale of assets	(85)	—	(85)
Stock-based compensation	26	—	26
Deferred income taxes	(150)	(2)	(152)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	67	(56)	11
Contract assets	—	57	57
Settlement activity	(36)	—	(36)
Prepaid expenses and other assets	(50)	—	(50)
Deferred contract costs	(37)	1	(36)
Deferred revenue	77	19	96
Accounts payable, accrued liabilities, and other liabilities	147	(3)	144
Net cash provided by operating activities	454	—	454

Cash flows from investing activities:
Additions to property and equipment	(44)	—	(44)
Additions to computer software	(111)	—	(111)
Net proceeds from sale of assets	827	—	827
Other investing activities, net	(1)	—	(1)
Net cash provided by (used in) investing activities	671	—	671

Cash flows from financing activities:
Borrowings	1,381	—	1,381
Repayment of borrowings and capital lease obligations	(2,443)	—	(2,443)
Proceeds from exercise of stock options	64	—	64
Treasury stock activity	(17)	—	(17)
Dividends paid	(95)	—	(95)
Other financing activities, net	(4)	—	(4)
Net cash (used in) provided by financing activities	(1,114)	—	(1,114)
Effect of foreign currency exchange rate changes on cash	11	—	11
Net increase (decrease) in cash and cash equivalents	22	—	22
Cash and cash equivalents, beginning of year	683	—	683
Cash and cash equivalents, end of year	$705	$—	$705

Supplemental cash flow information:
Cash paid for interest	$59	$—	$59
Cash paid for income taxes	$55	$—	$55

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4) Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and recurring nature of revenue recognized. The tables also include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

For the three months ended March 31, 2018 (in millions):

	Reportable Segments
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$1,017	$453	$64	$1,534
All others	44	474	14	532
Total	$1,061	$927	$78	$2,066

Type of Revenue:
Processing and services	$896	$542	$75	$1,513
License and software related	86	247	—	333
Professional services	37	138	2	177
Hardware and other	42	—	1	43
Total	$1,061	$927	$78	$2,066

Recurring Nature of Revenue Recognition:
Recurring fees	$951	$699	$75	$1,725
Non-recurring fees	110	228	3	341
Total	$1,061	$927	$78	$2,066

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2017 (in millions):

	Reportable Segments
	As Adjusted
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$999	$490	$95	$1,584
All others	38	513	13	564
Total	$1,037	$1,003	$108	$2,148

Type of Revenue:
Processing and services	$850	$550	$87	$1,487
License and software related	94	201	12	307
Professional services	48	252	6	306
Hardware and other	45	—	3	48
Total	$1,037	$1,003	$108	$2,148

Recurring Nature of Revenue Recognition:
Recurring fees	$913	$699	$96	$1,708
Non-recurring fees	124	304	12	440
Total	$1,037	$1,003	$108	$2,148

Contract Balances

The following table provides information about trade receivables, contract assets, and deferred revenues from contracts with customers (in millions).

	As of
	March 31,	December 31,
	2018	2017
		As adjusted

Trade receivables	$1,562	$1,624
Contract assets (current)	107	108
Contract assets (non-current), included in other noncurrent assets	111	118
Deferred revenue (current)	842	776
Deferred revenue (non-current)	105	106

The payment terms and conditions in our customer contracts may vary. In some cases, customers pay in advance of our delivery of solutions or services; in other cases, payment is due as services are performed or in arrears following the delivery of the solutions or services. Differences in timing between revenue recognition and invoicing result in accrued trade receivables, contract assets, or deferred revenue on our Condensed Consolidated Balance Sheet. Receivables are accrued when revenue is recognized prior to invoicing but the right to payment is unconditional (i.e., only the passage of time is required). This occurs most commonly when software term licenses recognized at a point in time are paid for periodically over the license term. Contract assets result when amounts allocated to distinct performance obligations are recognized when or as control of a solution or service is transferred to the customer but invoicing is contingent on performance of other performance obligations or

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

on completion of contractual milestones. Contract assets are transferred to receivables when the rights become unconditional, typically upon invoicing of the related performance obligations in the contract or upon achieving the requisite project milestone. Deferred revenue results from customer payments in advance of our satisfaction of the associated performance obligation(s) and relates primarily to prepaid maintenance or other recurring services. Deferred revenues are relieved as revenue is recognized. Contract assets and deferred revenues are reported on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and deferred revenue balances during the three months ended March 31, 2018 were not materially impacted by any factors other than those described above.

During the three months ended March 31, 2018 and 2017, the Company recognized revenue of $282 million and $244 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

During the three months ended March 31, 2018 and 2017, amounts recognized from performance obligations satisfied (or partially satisfied) in prior periods were insignificant.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2018, approximately $19.5 billion of revenue is estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 35% of our remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

(5) Condensed Consolidated Financial Statement Details

The following table shows the Company’s Condensed Consolidated Financial Statement details as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018			December 31, 2017, As adjusted
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,672	$1,091	$581	$1,657	$1,047	$610
Intangible assets	$6,356	$2,649	$3,707	$6,369	$2,484	$3,885
Computer software	$2,929	$1,190	$1,739	$2,862	$1,134	$1,728

The Company entered into capital lease obligations of $0 million and $74 million during the three months ended March 31, 2018 and 2017, respectively. The assets are included in property and equipment and computer software and the remaining capital lease obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2018 and December 31, 2017. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the three months ended March 31, 2018 are summarized as follows (in millions):

Total
Balance, December 31, 2017	$13,730
Goodwill distributed through sale of assets	(24)
Foreign currency adjustments	41
Balance, March 31, 2018	$13,747

As of March 31, 2018, intangible assets, net of amortization, includes $3,618 million of customer relationships and $40 million of finite-lived trademarks, as well as $49 million of non-amortizable assets consisting mainly of indefinite-lived trademarks.  Amortization expense for the quarter with respect to these intangible assets was $167 million.

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

(6) Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of March 31, 2018 and December 31, 2017 consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Installations and conversions in progress	115	104
Incremental contract origination costs completed, net	150	127
Costs to fulfill a contract, net	127	123
Total deferred contract costs, net	$392	$354

For the three months ended March 31, 2018 and 2017, amortization of deferred contract costs was $29 million and $21 million, respectively, and there were no impairment losses in relation to the costs capitalized for periods presented.

(7) Long-Term Debt
Long-term debt as of March 31, 2018 and December 31, 2017, consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Senior Notes due April 2018, interest payable semi-annually at 2.000% (1)	250	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	750	750
Senior Notes due October 2020, interest payable semi-annually at 3.625%	1,150	1,150
Senior Euro Notes due January 2021, interest payable annually at 0.400%	616	599
Senior Notes due August 2021, interest payable semi-annually at 2.250%	750	750
Senior GBP Notes due June 2022, interest payable annually at 1.700%	420	405
Senior Notes due October 2022, interest payable semi-annually at 4.500%	300	300
Senior Notes due April 2023, interest payable semi-annually at 3.500%	700	700
Senior Notes due June 2024, interest payable semi-annually at 3.875%	400	400
Senior Euro Notes due July 2024, interest payable annually at 1.100%	616	599
Senior Notes due October 2025, interest payable semi-annually at 5.000%	900	900
Senior Notes due August 2026, interest payable semi-annually at 3.000%	1,250	1,250
Senior Notes due August 2046, interest payable semi-annually at 4.500%	500	500
Revolving Loan (2)	475	195
Other	(1)	15
	9,076	8,763
Current portion	(1,036)	(1,045)
Long-term debt, excluding current portion	$8,040	$7,718

(1)	These Senior Notes were paid off on April 13, 2018 with borrowings on the Revolving Loan.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of March 31, 2018, the weighted average interest rate on the Revolving Loan, excluding fees, was 2.73%.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FIS has a syndicated credit agreement (the "FIS Credit Agreement") that provides total committed capital of $3,000 million in the form of a revolving credit facility (the "Revolving Loan") maturing on August 10, 2021. As of March 31, 2018, the outstanding principal balance of the Revolving Loan was $475 million, with $2,519 million of borrowing capacity remaining thereunder (net of $6 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreement and the senior notes are subject to customary covenants, including, among others, limitations under the FIS Credit Agreement on the payment of dividends by FIS, and customary events of default.

On March 15, 2017, FIS redeemed 100% of the outstanding aggregate principal amount of its $700 million 5.000% Senior Notes due March 2022 (the "Notes"). On February 1, 2017, the Company also paid down the outstanding balance on the syndicated term loan agreement ("2018 Term Loans"). The Notes and 2018 Term Loans were funded by borrowings under the Company’s Revolving Loan and cash proceeds from the sale of the Public Sector and Education ("PS&E") business. As a result of the redemption of the Notes and the pay down of the 2018 Term Loans, FIS incurred a pre-tax charge of approximately $25 million consisting of the call premium on the Notes and the write-off of previously capitalized debt issuance costs.

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

On July 25, 2017, pursuant to cash tender offers ("Tender Offers"), FIS repurchased approximately $2,000 million in aggregate principal of debt securities with a weighted average coupon of approximately 4%. The following approximate amounts of FIS's debt securities were repurchased: $600 million of its 3.625% notes due 2020, $600 million of its 5.000% notes due 2025, $200 million of its 4.500% notes due 2022, $300 million of its 3.875% due 2024 and $300 million of its 3.500% notes due 2023. The Company funded the Tender Offers with proceeds from the European bond offering and borrowings on its Revolving Loan, approximately $469 million of which were almost immediately repaid with proceeds from the sale of a majority ownership stake in the Capco consulting business and risk and compliance consulting business, which was completed on July 31, 2017 (see Note 12).

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond premiums and discounts, net of $29 million, as of March 31, 2018 (in millions).

Total
2018	$1,031
2019	39
2020	1,157
2021	1,842
2022	720
Thereafter	4,366
Total principal payments	9,155
Debt issuance costs, net of accumulated amortization	(50)
Total long-term debt	$9,105

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

Debt issuance costs of $50 million, net of accumulated amortization, remain capitalized as of March 31, 2018, related to all of the above outstanding debt.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Loan are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Loan would not adversely impact our ability to fund operations.

The fair value of the Company’s long-term debt is estimated to be approximately $14 million lower than the carrying value as of March 31, 2018. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to March 31, 2018, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(8) Financial Instruments

As of March 31, 2018, we had no outstanding interest rate swap transactions and no significant forward contracts.
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
The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of the hedging instruments impacts net income when the ineffectiveness occurs. During the first quarter of 2018, net investment hedge combined losses of $38 million, net of tax, respectively, were recognized in other comprehensive income as a component of foreign currency translation adjustments. No ineffectiveness was recorded on the net investment hedges above.
(9) Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company, the Company’s subsidiary, is named as a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan for one of its customers. Plaintiffs in the action seek damages and attorneys’ fees, as well as equitable relief, for alleged breaches of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974. The action also makes claims against the Plan's sponsor and record-keeper. Reliance Trust Company is vigorously defending the action and believes that it has meritorious defenses. While we believe that the ultimate resolution of the matter will not have a material impact on our financial condition, we are unable at

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

this time to make an estimate of potential losses arising from the action because the matter is still in pre-trial proceedings and involves unresolved questions of fact and law.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 11 claims against Servicos asserting potential tax liabilities of approximately $15 million. There are potentially 25 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $56 million making the total potential exposure for all 36 claims approximately $71 million. We do not believe a liability for these 36 total claims is probable and, therefore, have not recorded a liability for any of these claims.

Acquired Contingencies (SunGard)

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. The Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2018 includes a liability of $77 million mostly related to unclaimed property examinations and tax compliance matters.

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

(10) Related Party Transactions

Cardinal Holdings

On July 31, 2017, FIS closed on the sale of a majority ownership stake in the Capco consulting business and risk and compliance consulting business to Clayton, Dubilier & Rice L.P., by and through certain funds that it manages ("CD&R"). CD&R acquired a 60% interest in the entity (Cardinal Holdings, L.P. ("Cardinal")) and FIS obtained the remaining 40% interest, in each case before equity issued to management (Note 12). Cardinal became a related party effective July 31, 2017.

Upon closing on the sale of the Capco consulting business and risk and compliance consulting business, FIS and Cardinal entered into a short-term Transition Services Agreement ("TSA"), whereby FIS provides various agreed upon services to Cardinal. FIS also provides ongoing management consulting services and other services to Cardinal. Amounts transacted through these agreements were not significant to the 2018 and 2017 periods presented.

Capco continues to provide Banco Bradesco S.A. ("Banco Bradesco") with consulting services. Capco revenue and related party receivables from Banco Bradesco through the July 31, 2017 closing is included below under Brazilian Venture revenue from Banco Bradesco.

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco, in which we own a 51% controlling interest, to provide comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes. The unamortized contract intangible asset balance as of March 31, 2018 was $61 million. The carrying value of the noncontrolling interest as of March 31, 2018 was $109 million.

The Company recorded revenues of $87 million and $80 million during the three months ended March 31, 2018 and 2017, respectively, from Banco Bradesco. Revenues from Banco Bradesco included $3 million of unfavorable currency impact during the three months ended March 31, 2018, resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and Brazilian Real.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		March 31,	December 31,
Related Party	Balance sheet location	2018	2017
Banco Bradesco	Trade receivables	$45	$47
Banco Bradesco	Contract assets	6	5
Banco Bradesco	Accounts payable and accrued liabilities	10	10
Banco Bradesco	Other long-term liabilities	18	17

(11) Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2018 and 2017 are computed using the treasury stock method.

The following table summarizes the earnings per share attributable to FIS common stockholders for the three months ended March 31, 2018 and 2017 (in millions, except per share amounts):

	Three months ended March 31,
	2018	2017
Net earnings attributable to FIS common stockholders	$182	$129
Weighted average shares outstanding — basic	330	328
Plus: Common stock equivalent shares	4	5
Weighted average shares outstanding — diluted	334	333
Net earnings per share — basic attributable to FIS common stockholders	$0.55	$0.39
Net earnings per share — diluted attributable to FIS common stockholders	$0.54	$0.39
Options to purchase less than 1 million and 1 million shares of our common stock for the three months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.

(12) Divestitures

On July 31, 2017, FIS closed on the sale of a majority ownership stake in its Capco consulting business and risk and compliance consulting business to CD&R for cash proceeds of approximately $469 million, resulting in a pre-tax loss of approximately $41 million. The divestiture is consistent with our strategy to focus on our IP-led businesses. CD&R acquired preferred units convertible into 60% of the common units of Cardinal and FIS obtained common units representing the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

remaining 40%, in each case before equity is issued to management. The preferred units are entitled to a quarterly dividend at an annual rate of 12%, payable in cash (if available) or additional preferred units at FIS' option. The businesses sold were included within the GFS and IFS segments. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax loss and related prior period earnings remain reported within earnings. Prior to the sale, the Capco consulting business and risk and compliance consulting business' pre-tax earnings, excluding certain unallocated corporate costs, for the period ended March 31, 2017 was $4 million.

FIS' 40% ownership in Cardinal was initially valued at $172 million and was recorded as an equity method investment included within other noncurrent assets on the Condensed Consolidated Balance Sheet (Unaudited). After the sale on July 31, 2017, FIS began to recognize after-tax equity method investment earnings outside of operating income and segment Adjusted EBITDA. For periods prior to July 31, 2017, the Capco consulting business and risk and compliance consulting business were included within operating income and segment Adjusted EBITDA.

On February 1, 2017, the Company closed on the sale of the SunGard Public Sector and Education ("PS&E") business for $850 million, resulting in a pre-tax gain of $85 million. The transaction included all PS&E solutions, which provided a comprehensive set of technology solutions to address public safety and public administration needs of government entities as well as the needs of K-12 school districts. The divestiture is consistent with our strategy to serve the financial services markets. Cash proceeds were used to reduce outstanding debt (see Note 7). Net cash proceeds, after payment of taxes and transaction-related expenses, were approximately $500 million. The PS&E business was included in the Corporate and Other segment. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the gain and related prior period earnings remain reported within earnings. Prior to the sale, PS&E's pre-tax earnings, excluding certain unallocated corporate costs, for the period ended March 31, 2017 was $3 million.

(13) Segment Information

Integrated Financial Solutions ("IFS")

The IFS segment is focused primarily on serving North American clients for transaction and account processing, payment solutions, channel solutions, lending and wealth and retirement solutions, corporate liquidity, digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. Clients in this segment include regional and community banks, credit unions and commercial lenders, as well as government institutions, merchants and other commercial organizations. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenues. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost effective manner. The business solutions in this segment included the risk and compliance consulting business through its divestiture on July 31, 2017 (Note 12).

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets and asset management and insurance solutions, as well as banking and payments solutions.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house”, fully outsourced end-to-end solutions, and using consulting and third-party service providers. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. GFS clients also include asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms. This segment also includes the Company's consolidated Brazilian Venture (Note 10). The business solutions in this segment included the Capco consulting business through its divestiture on July 31, 2017 (Note 12).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments as well as certain non-strategic businesses. The business solutions in this segment included the PS&E business through its divestiture on February 1, 2017 (Note 12), commercial services and retail check processing. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue-generating segment performance, such as acquisition integration and severance costs. The Corporate and Other segment also includes the impact on revenue for 2018 and 2017 of adjusting SunGard's deferred revenue to fair value.

During the three months ended March 31, 2018 and 2017, the Company recorded certain costs relating to integration and severance activity primarily from the SunGard acquisition of $57 million and $80 million, respectively.

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

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the three months ended March 31, 2018 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenues	$1,061	$927	$78	$2,066
Operating expenses	695	689	388	1,772
Depreciation and amortization	85	67	17	169
Purchase accounting amortization	—	—	183	183
EBITDA	451	305	(110)	646
Acquisition deferred revenue adjustment	—	—	2	2
Acquisition, integration and severance costs	—	—	57	57
Adjusted EBITDA	$451	$305	$(51)	705

EBITDA				$646
Interest expense, net				72
Depreciation and amortization				169
Purchase accounting amortization				183
Other income (expense) unallocated				2
Provision for income taxes				34
Net earnings attributable to noncontrolling interest				8
Net earnings attributable to FIS common stockholders				$182
Capital expenditures	$99	$71	$2	$172
Total assets (1)	$10,667	$8,449	$5,288	$24,404
Goodwill	$7,662	$5,915	$170	$13,747

(1)	Total assets as of March 31, 2018 exclude $1 million related to discontinued operations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the three months ended March 31, 2017 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenues	$1,037	$1,003	$108	$2,148
Operating expenses	671	801	430	1,902
Depreciation and amortization	73	63	16	152
Purchase accounting amortization	—	—	180	180
EBITDA	439	265	(126)	578
Acquisition deferred revenue adjustment	—	—	3	3
Acquisition, integration and severance costs	—	—	80	80
Adjusted EBITDA	$439	$265	$(43)	$661

EBITDA				$578
Interest expense, net				93
Depreciation and amortization				152
Purchase accounting amortization				180
Other income (expense) unallocated				56
Provision for income taxes				74
Net earnings attributable to noncontrolling interest				6
Net earnings attributable to FIS common stockholders				$129
Capital expenditures (1)	$126	$94	$9	$229
Total assets (2)	$10,300	$9,187	$5,597	$25,084
Goodwill	$7,676	$6,338	$170	$14,184

(1)	Capital expenditures for the three months ended March 31, 2017 include $74 million of capital leases.

(2)	Total assets as of March 31, 2017 exclude $1 million related to discontinued operations.

Clients in Brazil, the United Kingdom, Germany, India, Australia, France and Switzerland accounted for the majority of the revenues from clients based outside of the North America for all periods presented. Long-term assets, excluding goodwill and other intangible assets, located outside of the United States total $577 million and $535 million as of March 31, 2018 and 2017, respectively. These assets are predominantly located in Brazil, India, Germany and the United Kingdom.

(14)    Share Repurchase Program

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on July 20, 2017, authorized repurchases of up to $4.0 billion through December 31, 2020. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $3.5 billion of plan capacity remained available for repurchases as of March 31, 2018.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Three months ended	shares purchased	paid per share	plans or programs
March 31, 2018	4.1	$97.70	$401
December 31, 2017	1.1	$93.24	$105

During April 2018, we repurchased an additional 2.1 million shares of our common stock for $200 million at an average price of $95.83 per share.

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

•	the failure to innovate in order to keep up with new emerging technologies, which could impact our solutions and our ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our major operations centers; and

•	other risks detailed elsewhere in this document, and in our other filings with the Securities and Exchange Commission.

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

FIS reports its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. A description of these segments is included in Note 13 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenues by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

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
High profile North American merchant payment card information security breaches have pushed the payment card industry towards EMV integrated circuit cards as financial institutions, card networks and merchants seek to improve information security and reduce fraud costs. We invested in our card management solutions and card manufacturing and processing capabilities to accommodate EMV integrated circuit cards so we can continue to guide our clients through this technology transition and grow our card-driven businesses. A large portion of the migration to EMV is complete. The remaining portion will continue as financial institutions issue replacement cards.

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

Notwithstanding challenging global economic conditions, our on-going international business continued to experience growth in the first quarter of 2018 on a constant currency basis. Demand for our solutions may also continue to be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our European revenue is generated by clients in the United Kingdom, France and Germany. In 2018, we anticipate minimal foreign currency impacts.

Brazilian Venture revenue attributable to our Brazilian Venture partner, Banco Bradesco, was $87 million during the three months ended March 31, 2018 and $317 million during the year ended December 31, 2017. The contract that we have with our Brazilian Venture partner allows for the termination or partial termination of the contract, which ends September 30, 2020, at any point during the 10-year term if minimum targets are met. Minimum targets under the Brazilian Venture agreement have been met and the parties have begun negotiations to determine their future business relationship. During these negotiations, the Brazilian Venture agreement remains in effect. Depending on the results of these negotiations, our future revenue and earnings growth in Brazil could be adversely impacted. For further detail on our Brazilian Venture see Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

As described in Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited), on July 31, 2017, we sold a majority interest in certain of our consulting businesses to affiliates of CD&R. These businesses had lower margins than many of our other businesses. The consulting businesses sold were included within the GFS and IFS segments. Also, on Feburary 1, 2017, we sold our PS&E business, which had been included in our Corporate and Other segment.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for "Revenue Recognition" noted below.

Revenue Recognition

The Company generates revenues in a number of ways, including from the delivery of account- or transaction-based processing, professional services, software licensing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud revenue and software related services. We are frequently a party to multiple concurrent contracts with the same client. These situations require judgment to determine whether the individual contracts should be combined or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are negotiated as a package with a single commercial objective, whether the solutions or services promised in the contracts are a single performance obligation, and whether any of the payment terms of the contracts are interrelated. Our individual contracts also frequently include multiple promised solutions or services. At contract inception, we assess the solutions and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - i.e., if a solution or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. We must apply judgment in these circumstances in determining whether individual promised solutions or services can be considered distinct or should instead be combined with other promised solutions or services in the contract. We recognize revenue when or as we satisfy a performance obligation by transferring control of a solution or service to a customer. We must use judgment to determine the appropriate measure of progress for performance obligations satisfied over time and the timing of when the customer obtains control for performance obligations satisfied at a point in time. Judgment is also required in estimating and allocating variable consideration to one or more, but not all, performance obligations in a contract, determining the standalone selling prices of each performance obligation, and allocating the transaction price to each distinct performance obligation in a contract.

Due to the large number, broad nature and average size of individual contracts we are party to, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations or financial position. However, the broader accounting policy assumptions that we apply across similar contracts or classes of clients could significantly influence the timing and amount of revenue recognized in our historical and future results of operations or financial position. Additional information about our revenue recognition policies is included in Notes 2 and 3 to the Condensed Consolidated Financial Statements (Unaudited).

Transactions with Related Parties

See Note 10 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Comparisons of three-month periods ended March 31, 2018 and 2017

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2018	2017
		As adjusted
Revenues	$2,066	$2,148
Cost of revenues	1,414	1,491
Gross profit	652	657
Selling, general, and administrative expenses	358	411
Operating income	294	246
Other income (expense):
Interest expense, net	(72)	(93)
Other income (expense), net	3	56
Total other income (expense), net	(69)	(37)
Earnings before income taxes and equity method investment earnings	225	209
Provision for income taxes	34	74
Equity method investment earnings	(1)	—
Net earnings	190	135
Net earnings attributable to noncontrolling interest	(8)	(6)
Net earnings attributable to FIS common stockholders	$182	$129

Net earnings per share — basic attributable to FIS common stockholders	$0.55	$0.39
Weighted average shares outstanding — basic	330	328
Net earnings per share — diluted attributable to FIS common stockholders	$0.54	$0.39
Weighted average shares outstanding — diluted	334	333

Revenues

Revenues for 2018 decreased $82 million, or 3.8%, due to the reduction in revenue from the sale of the PS&E business during the first quarter of 2017 and the sale of the Capco consulting business and the risk and compliance consulting business during the third quarter of 2017. This decrease was partially offset by: (1) continued growth in buy-side and post-trade derivatives solutions; (2) increased volumes in banking and wealth solutions; (3) user growth in corporate and digital solutions driven by mobile banking and internet banking; and (4) volume growth in the international payments group. Additionally, the three months ended March 31, 2018 also benefited from a $22 million favorable foreign currency impact primarily resulting from a weaker U.S. Dollar in 2018. See "Segment Results of Operations (Unaudited)" below for more detailed explanation.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,414 million and $1,491 million during the three-month periods ended March 31, 2018 and 2017, respectively, resulting in gross profit of $652 million and $657 million during the respective three-month periods. Gross profit as a percentage of revenues was 31.6% and 30.6% during the three-month periods ended March 31, 2018 and 2017, respectively. The change in gross profit during the 2018 period as compared to 2017 primarily resulted from the revenue variances noted above. The gross profit percentage change during the three months ended March 31, 2018, as compared to 2017 is positively impacted by the Capco consulting business divestiture during 2017, as well as realization of ongoing expense synergies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $358 million and $411 million during the three-month periods ended March 31, 2018 and 2017, respectively. The year-over-year decrease is primarily driven by the sale of PS&E during the first quarter of 2017, the sale of the Capco consulting business and risk and compliance consulting business during the third quarter of 2017 and integration and cost management initiatives in the 2017 period.

Operating Income

Operating income totaled $294 million and $246 million during the three-month periods ended March 31, 2018 and 2017, respectively. Operating income as a percentage of revenue (“operating margin”) was 14.2% and 11.4% during the three-month periods ended March 31, 2018 and 2017, respectively. The changes in operating income for the three month period of 2018 as compared to 2017 resulted from the variances addressed above. The increase in operating margin resulted primarily from integration and cost management initiatives and the Capco consulting business divestiture during 2017.

Total Other Income (Expense), Net

Interest expense is typically the primary component of total other income (expense), however, during 2017, other income (expense) was also a significant component.

The decrease of $21 million in interest expense in 2018 as compared to 2017 is primarily due to lower outstanding debt and a lower weighted average interest rate on the outstanding debt.

Other income (expense) net decreased $53 million for the three month period ended March 31, 2018 as compared to 2017. The 2017 period included a pre-tax gain of $85 million on the sale of the PS&E business and a pre-tax charge of approximately $25 million due to the redemption of the Senior Notes due March 2022 and the pay down of the 2018 Term Loans, consisting of the call premium on the Senior Notes due March 2022 and the write-off of previously capitalized debt issuance costs.

Provision for Income Taxes

Income tax expense totaled $34 million and $74 million during the three-month periods ended March 31, 2018 and 2017, resulting in effective tax rates of 15% and 35%, respectively. The 2018 effective tax rate includes the impact of the reduction in the US federal income tax rate from 35% to 21% due to tax reform enacted December 22, 2017.  In addition to the federal tax rate of 35% for 2017, the 2017 effective tax rate included the impact of the write-off of goodwill with no tax basis in connection with the sale of our PS&E business.

The Company included provisional amounts in its December 31, 2017 annual financial statements for certain tax reform items.  These items were provisional as the data necessary for their completion was not fully available.  As the amounts are finalized during the measurement period, the required adjustments, if any, will be recorded in the quarter when the final amount is determined.

Equity Method Investment Earnings

On July 31, 2017, FIS obtained a 40% equity interest in Cardinal as further described in Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited). As a result, we recorded a $1 million loss from this equity method investment during the first quarter of 2018.

Earnings, Net of Tax, Attributable to FIS Common Stockholders

Earnings, net of tax, attributable to FIS common stockholders totaled $182 million and $129 million resulting in earnings per diluted share of $0.54 and $0.39 for the three-month periods ended March 31, 2018 and 2017, respectively. These results reflect the variances described above.

Segment Results of Operations (Unaudited)

Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting". The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 13 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report.

Integrated Financial Solutions
(in millions)

	Three months ended
	March 31,
	2018	2017
Revenues	$1,061	$1,037
Adjusted EBITDA	$451	$439

Three months ended March 31:

Revenues increased $24 million, or 2.3%, due to: (1) increased volume in banking and wealth solutions notwithstanding the effects of the sale of the risk and compliance consulting business contributing 2.7%; and (2) growth in corporate and digital solutions contributing 1.1%. These items were partially offset by: (1) a decline in card production business contributing (0.7%); and (2) the sale of the risk and compliance consulting business contributing (0.9%).

Adjusted EBITDA increased $12 million, or 2.8%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 10 basis points to 42.5% primarily driven by a revenue mix shift and continued cost management.

Global Financial Solutions
(in millions)

	Three months ended
	March 31,
	2018	2017
Revenues	$927	$1,003
Adjusted EBITDA	$305	$265

Three months ended March 31:

Revenues decreased $76 million, or 7.6%, primarily due to the sale of the Capco consulting business and other divestitures contributing (14.3%), partially offset by continued growth in buy-side and post-trade derivatives solutions contributing 3.9%, volume growth in the international payments group contributing 1.3% and a favorable foreign currency impact of approximately $20 million resulting from a weaker U.S. Dollar versus the Euro and Pound Sterling.

Adjusted EBITDA increased $40 million, or 15.2%, primarily resulting from realization of ongoing expense synergies. Adjusted EBITDA margins increased 650 basis points to 32.9% resulting from the positive impact of the Capco consulting business divestiture during 2017, as well as realization of ongoing expense synergies.

Corporate and Other
(in millions)

	Three months ended
	March 31,
	2018	2017
Revenues	$78	$108
Adjusted EBITDA	$(51)	$(43)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including commercial services, PS&E (which was divested on February 1, 2017), and check processing.

Three months ended March 31:

Revenues decreased $30 million, or 27.6%, primarily from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017, as well as a decline in check processing volumes.

Adjusted EBITDA decreased $8 million, or 18.6%, primarily resulting from the revenue variances noted above, partially offset by a reduction in corporate expenses.

Liquidity and Capital Resources
Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our cash requirements also include payments for labor claims related to FIS' former item processing and remittance operations in Brazil. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Loan described in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
As of March 31, 2018, we had cash and cash equivalents of $725 million and long-term debt of $9.1 billion, including the current portion, net of capitalized debt issuance costs. Of the $725 million cash and cash equivalents, approximately $455 million is held by our foreign entities. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.32 per common share was paid on March 30, 2018 to shareholders of record as of the close of business on March 16, 2018.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.
Cash Flows from Operations
Cash flows from operations were $354 million and $454 million during the three-month periods ended March 31, 2018 and 2017, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $100 million lower in the 2018 period primarily due to U.S. federal estimated income tax payments normally due in the third and fourth quarter of 2017 that were paid during the first quarter of 2018 due to the Hurricane Irma Relief Program and timing of working capital.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $172 million and $155 million in capital expenditures (excluding capital leases) during the three-month periods ended March 31, 2018 and 2017, respectively.

Financing

For more information regarding the Company’s long-term debt and financing activity see Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations during the first three months of 2018 in comparison to the table included in our Annual Report on Form 10-K as filed on February 22, 2018, except as disclosed in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

On August 26, 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15"), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments are meant to reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues, which are 1) debt prepayment for debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds for the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. FIS elected to adopt this standard in the third quarter of 2017. FIS has applied the presentation guidance above to its statements of cash flows and all adjustments have been reflected on a retrospecive basis. The primary impact of adopting the new guidance is our 2017 presentation of debt prepayment and related costs being reflected in financing activities rather than operating activities. This adoption impacted 2017 cash flows.

In August 2017, the FASB issued ASU No. 2017-12 (“ASU 2017-12”), “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities”. The amendments were meant to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. FIS elected to adopt this standard as of January 1, 2018. The adoption of this ASU did not have an impact on the Company's Condensed Consolidated Financial Statements (Unaudited).

In March 2017, the FASB issued ASU No. 2017-07 (“ASU 2017-07”) “Compensation-Retirement Benefits”. The ASU improves the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. FIS adopted the provisions of ASU 2016-18 as of January 1, 2018. There was no material impact on the Company's Condensed Consolidated Financial Statements (Unaudited) resulting from the adoption of this guidance.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires companies to include restricted amounts with Cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the Statements of Cash Flows. FIS adopted the provisions of ASU 2016-01 as of January 1, 2018. FIS had no restricted cash during 2017 or 2018. As a result, there was no effect on the Company’s Condensed Consolidated Financial Statements (Unaudited).

In January 2016, the FASB issued ASU No. 2016-01 , "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The amendment requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income (loss) to retained earnings. In February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10)", which clarified certain aspects of the previously issued ASU. FIS adopted the provisions of ASU 2016-01 as of January 1, 2018. As a result, there was no material effect on the Company’s Condensed Consolidated Financial Statements (Unaudited).
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

The effective date of the standard was postponed to reporting periods beginning after December 15, 2017, with early adoption allowed for reporting periods beginning after December 15, 2016. We adopted the new standard effective January 1, 2018.

Entities can transition to the standard with retrospective application to the earliest years presented in their financial statements, retrospectively using certain practical expedients, or with a cumulative-effect adjustment as of the date of adoption. We adopted the new standard using the retrospective method with the application of certain practical expedients.

The largest impacts from the adoption of Topic 606 on our revenue recognition are related to the following areas:

•
Certain revenues, particularly those related to interchange and third-party network fees associated with our payment processing business, previously recorded on a gross basis as a principal are now recorded on a net basis as an agent to the extent the Company does not control the good or service before it is transferred to the customer.

•
Recognition of certain term license early renewals are now deferred until the conclusion of the term in effect at the time of renewal. Previously, term license early renewals were generally recognized upon execution of the renewal agreement.

•
We now recognize the license portion of software rental fees in certain of our global trading, asset management, and securities processing businesses upon delivery. Previously, software license rental fees were recognized ratably over the rental period as the payments became due and payable.

Impacts related to other changes introduced by the standard were substantially less significant than those listed above.

Upon retrospective application of Topic 606, our revenues decreased by approximately $455 million and $410 million and net earnings decreased approximately $58 million and $43 million for the years ended December 31, 2017 and 2016 respectively. We recorded a net reduction to opening retained earnings of approximately $23 million as of January 1, 2016 due to the cumulative impact of adopting the standard. The impact of Topic 606 on our 2017 and 2016 operating results may or may not be representative of the impact on subsequent years’ results.

Recent Accounting Guidance Not Yet Adopted

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of leases with a term of twelve months or less) at the commencement date: (a) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The pronouncement currently requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expire before the earliest comparative period presented. A full retrospective transition approach is not permitted. However, a new transition method has been approved by the FASB, though an official ASU has not been issued, that will permit the use of the effective date of the new standard as the date of initial application. This proposed option will result in issuers not having to adjust comparative period financial statements for the effects of the new leases standard, or make the new required lease disclosures for periods before the effective date. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-02 will have on our financial position and results of operations.

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

The senior notes as described in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of March 31, 2018. The carrying value of the senior notes was $8,602 million as of March 31, 2018. The fair value of the senior notes was approximately $8,589 million as of March 31, 2018. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement by approximately $5 million (based on principal amounts outstanding as of March 31, 2018). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2018. This sensitivity analysis is based solely on the principal amount of such debt as of March 31, 2018, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of March 31, 2017, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by $2 million.

As of March 31, 2018, we had no interest rate swaps.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three months ended March 31, 2018 and 2017, we generated approximately $379 million and $455 million, respectively, in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenues for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31,
Currency	2018	2017
Pound Sterling	$8	$10
Euro	8	9
Real	10	9
Indian Rupee	3	3
Total increase or decrease	$29	$31

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $22 million of favorable foreign currency impact during the three months ended March 31, 2018, resulting from changes in the U.S. Dollar during 2018 as compared to 2017. Net earnings included $3 million of unfavorable foreign currency impact during the three months ended March 31, 2018. In 2018, we expect minimal foreign currency impact on our net earnings.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. We did not have any of these derivatives as of March 31, 2018. The Company also utilizes non-derivative net investment hedges in order to reduce the volatility in the income statement caused by the changes in foreign currency exchange rates (see Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited)).

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

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, in connection with the adoption of ASC 606, we did implement changes to our processes related to revenue recognition and the control activities within those processes. These included the development of new policies based on the new standard, new training, and gathering of information provided for disclosures.

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed discussion of risk factors affecting the Company. There have been no material changes in the Risk Factors described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended March 31, 2018:

				Approximate dollar
				value of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
January 2018	2.1	$98.25	$206	$3,689
February 2018	2.0	$97.12	$195	$3,494
	4.1		$401

(1)
Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on July 20, 2017, authorized repurchases of up to $4.0 billion through December 31, 2020. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $3.5 billion of plan capacity remained available for repurchases as of March 31, 2018.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 2, 2018	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 2, 2018	By:	/s/ KATY T. THOMPSON
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