Form 10-Q
period 2018-06-30
Fidelity National Information Services, Inc.
filed 2018-07-31
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of July 30, 2018, 328,820,674 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2018
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	2
B. Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2018 and 2017	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2018 and 2017	4
D. Condensed Consolidated Statement of Equity for the six months ended June 30, 2018	5
E. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosure About Market Risks	44
Item 4. Controls and Procedures	45
Part II: OTHER INFORMATION
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6. Exhibits	47
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
		As Adjusted *
ASSETS
Current assets:
Cash and cash equivalents	$683	$665
Settlement deposits	522	677
Trade receivables, net of allowance for doubtful accounts of $28 and $63 as of June 30, 2018 and December 31, 2017, respectively	1,408	1,624
Contract assets	109	108
Settlement receivables	279	291
Other receivables	199	70
Prepaid expenses and other current assets	294	253
Total current assets	3,494	3,688
Property and equipment, net	557	610
Goodwill	13,666	13,730
Intangible assets, net	3,524	3,885
Computer software, net	1,723	1,728
Deferred contract costs, net	412	354
Other noncurrent assets	492	531
Total assets	$23,868	$24,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$934	$1,241
Settlement payables	796	949
Deferred revenues	766	776
Current portion of long-term debt	38	1,045
Total current liabilities	2,534	4,011
Long-term debt, excluding current portion	8,854	7,718
Deferred income taxes	1,455	1,468
Deferred revenues	103	106
Other long-term liabilities	378	403
Total liabilities	13,324	13,706
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 600 shares authorized, 433 and 432 shares issued as of June 30, 2018 and December 31, 2017	4	4
Additional paid in capital	10,659	10,534
Retained earnings	4,291	4,109
Accumulated other comprehensive earnings (loss)	(403)	(332)
Treasury stock, 102 and 99 shares as of June 30, 2018 and December 31, 2017, respectively, at cost	(4,112)	(3,604)
Total FIS stockholders’ equity	10,439	10,711
Noncontrolling interest	105	109
Total equity	10,544	10,820
Total liabilities and equity	$23,868	$24,526

See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		As Adjusted *		As Adjusted *
Revenues	$2,106	$2,258	$4,172	$4,406
Cost of revenues	1,414	1,520	2,828	3,011
Gross profit	692	738	1,344	1,395
Selling, general, and administrative expenses	339	368	697	779
Operating income	353	370	647	616
Other income (expense):
Interest expense, net	(73)	(91)	(144)	(183)
Other income (expense), net	(4)	4	(2)	60
Total other income (expense), net	(77)	(87)	(146)	(123)
Earnings before income taxes and equity method investment earnings (loss)	276	283	501	493
Provision (benefit) for income taxes	51	136	85	210
Equity method investment earnings (loss)	(7)	—	(8)	—
Net earnings	218	147	408	283
Net (earnings) loss attributable to noncontrolling interest	(6)	(8)	(14)	(14)
Net earnings attributable to FIS common stockholders	$212	$139	$394	$269

Net earnings per share — basic attributable to FIS common stockholders	$0.64	$0.42	$1.20	$0.82
Weighted average shares outstanding — basic	329	330	329	329
Net earnings per share — diluted attributable to FIS common stockholders	$0.64	$0.42	$1.18	$0.81
Weighted average shares outstanding — diluted	333	334	334	334
Cash dividends paid per share	$0.32	$0.29	$0.64	$0.58
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
			As Adjusted *				As Adjusted *
Net earnings		$218		$147		$408		$283
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$—		$(33)		$—		$(33)
Reclassification adjustment for gain (loss) included in net earnings	—		—		—		—
Unrealized gain (loss) on investments and derivatives, net	—		(33)		—		(33)
Foreign currency translation adjustments	(102)		(62)		(88)		(26)
Minimum pension liability adjustment	—		(10)		—		(10)
Other comprehensive earnings (loss), before tax:	(102)		(105)		(88)		(69)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	—		(13)		—		(13)
Other comprehensive earnings (loss), net of tax	$(102)	(102)	$(92)	(92)	$(88)	(88)	$(56)	(56)
Comprehensive earnings:		116		55		320		227
Net (earnings) loss attributable to noncontrolling interest		(6)		(8)		(14)		(14)
Other comprehensive (earnings) loss attributable to noncontrolling interest		17		5		17		2
Comprehensive earnings attributable to FIS common stockholders		$127		$52		$323		$215
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Six months ended June 30, 2018
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2017, as adjusted *	432	(99)	$4	$10,534	$4,109	$(332)	$(3,604)	$109	$10,820
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	3	—	91	—	—	113	—	204
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(11)	—	—	(20)	—	(31)
Purchases of treasury stock	—	(6)	—	—	—	—	(601)	—	(601)
Stock-based compensation	—	—	—	45	—	—	—	—	45
Cash dividends paid ($0.32 per share per quarter) and other distributions	—	—	—	—	(212)	—	—	(1)	(213)
Net earnings	—	—	—	—	394	—	—	14	408
Other comprehensive earnings, net of tax	—	—	—	—	—	(71)	—	(17)	(88)
Balances, June 30, 2018	433	(102)	$4	$10,659	$4,291	$(403)	$(4,112)	$105	$10,544
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:		As Adjusted *
Net earnings	$408	$283
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	706	673
Amortization of debt issue costs	9	17
Gain on sale of businesses	(6)	(88)
Loss on extinguishment of debt	1	—
Stock-based compensation	45	61
Deferred income taxes	(24)	(130)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	189	(5)
Contract assets	(3)	51
Settlement activity	13	(19)
Prepaid expenses and other assets	(11)	(52)
Deferred contract costs	(119)	(64)
Deferred revenues	(2)	18
Accounts payable, accrued liabilities, and other liabilities	(383)	(217)
Net cash provided by operating activities	823	528

Cash flows from investing activities:
Additions to property and equipment	(83)	(69)
Additions to computer software	(233)	(228)
Proceeds from sale of business	49	846
Other investing activities, net	(6)	(3)
Net cash provided by (used in) investing activities	(273)	546

Cash flows from financing activities:
Borrowings	5,703	3,698
Repayment of borrowings	(5,521)	(4,557)
Debt issuance costs	(24)	—
Proceeds from exercise of stock options	203	109
Treasury stock activity	(637)	(43)
Dividends paid	(211)	(192)
Other financing activities, net	(2)	(5)
Net cash provided by (used in) financing activities	(489)	(990)
Effect of foreign currency exchange rate changes on cash	(43)	19
Net increase (decrease) in cash and cash equivalents	18	103
Cash and cash equivalents, beginning of period	665	683
Cash and cash equivalents, end of period	$683	$786

Supplemental cash flow information:
Cash paid for interest	$146	$195
Cash paid for income taxes	$353	$452
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

The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, all 2017 financial information has been adjusted for the implementation of Topic 606.

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 13).

(2) Summary of Significant Accounting Policies

(a) Revenue Recognition

The Company generates revenues in a number of ways, including from the delivery of account- or transaction-based processing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud offerings, software licensing, software related services, and professional services.

The Company enters into arrangements with customers to provide services, software and software-related services such as maintenance, implementation and training either individually or as part of an integrated offering of multiple services. At contract inception, the Company assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - i.e., if a solution or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify its performance obligations, the Company considers all of the solutions or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company recognizes revenue when or as it satisfies a performance obligation by transferring control of a solution or service to a customer.

Revenue is measured based on the consideration that the Company expects to receive in a contract with a customer. The Company’s contracts with its customers frequently contain variable consideration. Variable consideration exists when the amount which the Company expects to receive in a contract is based on the occurrence or non-occurrence of future events, such as processing services performed under usage-based pricing arrangements or professional services billed on a time and materials basis. Variable consideration is also present in certain transactions in the form of discounts, credits, price concessions, penalties, and similar items. If the amount of a discount or rebate in a contract is fixed and not contingent, that discount or rebate is not variable consideration. The Company estimates variable consideration in its contracts primarily using the expected value method. In some contracts, the Company applies the most likely amount method by considering the single most likely amount in a limited range of possible consideration amounts. The Company develops estimates of variable

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

consideration on the basis of both historical information and current trends. Variable consideration included in the transaction price is constrained such that a significant revenue reversal is not probable.

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

Occasionally, the Company offers extended payment terms on its license transactions and evaluates whether any potential significant financing components exist. For certain of its business units, the Company will provide a software license through a rental model for customers who would prefer a periodic fee instead of a larger up-front payment. Revenue recognition under these arrangements follows the same recognition pattern as the arrangements outlined above; however, the customer generally pays for the software license and maintenance in monthly or quarterly installments as opposed to an upfront software license fee. Judgment is required to determine whether these arrangements contain a significant financing component. The Company evaluates whether there is a significant difference between the amount of promised consideration over the rental term and the cash selling price of the software license, and the overall impact of the time value of money on the transaction. Rental software license arrangements that include a significant financing component are adjusted for the time value of money at the Company’s incremental borrowing rate by recording a contract asset and interest income. The Company does not adjust the promised amount of consideration for the effects of the time value of money if it is expected, at contract inception, that the period between when the Company transfers a promised solution or service to a customer and when the customer pays for that solution or service will be one year or less.

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

Origination costs for contracts that contain a distinct software license recognized at a point in time are allocated between the license and all other performance obligations of the contract and amortized according to the pattern of performance for the respective obligations. Otherwise, origination costs are capitalized as a single asset for each contract and amortized using an appropriate single measure of performance considering all of the performance obligations in the contract. The Company amortizes origination costs over the expected benefit period to which the deferred contract cost relates. Origination costs related to initial contracts with a customer are amortized over the lesser of the useful life of the solution or the expected

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

customer relationship period. Commissions paid on renewals are amortized over the renewal period. Capitalized fulfillment costs are amortized over the lesser of the useful life of the solution or the expected customer relationship period.

(3) Changes in Accounting Policies

The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition. The details of the significant changes and quantitative impact of the changes are disclosed below.

The Company applied Topic 606 retrospectively using certain practical expedients in paragraph 606-10-65-1(f). For completed contracts that have variable consideration, the Company used the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods. Further, the Company did not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for the 2017 interim reporting periods presented before the date of the initial application. Lastly, the Company did not retrospectively restate contracts modified before the beginning of the earliest reporting period presented but reflects the aggregate effect of all modifications that occurred before the beginning of the earliest period presented.

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

Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2017 (in millions):

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Earnings (Unaudited) for the three months ended June 30, 2017 (in millions):

	As previously
	Reported	Adjustments	As Adjusted
Revenues	$2,341	$(83)	$2,258
Cost of revenues	1,612	(92)	1,520
Gross profit	729	9	738
Selling, general, and administrative expenses	370	(2)	368
Operating income	359	11	370
Other income (expense):
Interest income (expense), net	(91)	—	(91)
Other income (expense), net	4	—	4
Total other income (expense), net	(87)	—	(87)
Earnings before income taxes and equity method investment earnings (loss)	272	11	283
Provision (benefit) for income taxes	132	4	136
Equity method investment earnings (loss)	—	—	—
Net earnings	140	7	147
Net (earnings) loss attributable to noncontrolling interest	(8)	—	(8)
Net earnings attributable to FIS common stockholders	$132	$7	$139

Net earnings per share — basic attributable to FIS common stockholders	$0.40	$0.02	$0.42
Weighted average shares outstanding — basic	330	330	330
Net earnings per share — diluted attributable to FIS common stockholders	$0.40	$0.02	$0.42
Weighted average shares outstanding — diluted	334	334	334

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Earnings (Unaudited) for the six months ended June 30, 2017 (in millions):

	As previously
	Reported	Adjustments	As Adjusted
Revenues	$4,596	$(190)	$4,406
Cost of revenues	3,195	(184)	3,011
Gross profit	1,401	(6)	1,395
Selling, general, and administrative expenses	783	(4)	779
Operating income	618	(2)	616
Other income (expense):
Interest income (expense), net	(183)	—	(183)
Other income (expense), net	60	—	60
Total other income (expense), net	(123)	—	(123)
Earnings before income taxes and equity method investment earnings (loss)	495	(2)	493
Provision (benefit) for income taxes	211	(1)	210
Equity method investment earnings (loss)	—	—	—
Net earnings	284	(1)	283
Net (earnings) loss attributable to noncontrolling interest	(14)	—	(14)
Net earnings attributable to FIS common stockholders	$270	$(1)	$269

Net earnings per share — basic attributable to FIS common stockholders	$0.82	$—	$0.82
Weighted average shares outstanding — basic	329	329	329
Net earnings per share — diluted attributable to FIS common stockholders	$0.81	$—	$0.81
Weighted average shares outstanding — diluted	334	334	334

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Comprehensive Earnings (Unaudited) for the three months ended June 30, 2017 (in millions):

	As Previously
	Reported		Adjustments		As Adjusted
Net earnings		$140		$7		$147
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(33)		$—		$(33)
Reclassification adjustment for gain (loss) included in net earnings	—		—		—
Unrealized gain (loss) on investments and derivatives, net	(33)		—		(33)
Foreign currency translation adjustments	(62)		—		(62)
Minimum pension liability adjustments	(10)		—		(10)
Other comprehensive earnings (loss), before tax	(105)		—		(105)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(13)		—		(13)
Other comprehensive earnings (loss), net of tax	$(92)	(92)	$—	—	$(92)	(92)
Comprehensive earnings:		48		7		55
Net (earnings) loss attributable to noncontrolling interest		(8)		—		(8)
Other comprehensive (earnings) loss attributable to noncontrolling interest		5		—		5
Comprehensive earnings attributable to FIS common stockholders		$45		$7		$52

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Comprehensive Earnings (Unaudited) for the six months ended June 30, 2017 (in millions):

	As Previously
	Reported		Adjustments		As Adjusted
Net earnings		$284		$(1)		$283
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(33)		$—		$(33)
Reclassification adjustment for gain (loss) included in net earnings	—		—		—
Unrealized gain (loss) on investments and derivatives, net	(33)		—		(33)
Foreign currency translation adjustments	(26)		—		(26)
Minimum pension liability adjustments	(10)		—		(10)
Other comprehensive earnings (loss), before tax	(69)		—		(69)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(13)		—		(13)
Other comprehensive earnings (loss), net of tax	$(56)	(56)	$—	—	$(56)	(56)
Comprehensive earnings:		228		(1)		227
Net (earnings) loss attributable to noncontrolling interest		(14)		—		(14)
Other comprehensive (earnings) loss attributable to noncontrolling interest		2		—		2
Comprehensive earnings attributable to FIS common stockholders		$216		$(1)		$215

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2017 (in millions):

	As Previously
	Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net earnings	$284	$(1)	$283
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	685	(12)	673
Amortization of debt issue costs	17	—	17
Gain on sale of assets	(88)	—	(88)
Stock-based compensation	61	—	61
Deferred income taxes	(132)	2	(130)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	45	(50)	(5)
Contract assets	—	51	51
Settlement activity	(19)	—	(19)
Prepaid expenses and other assets	(52)	—	(52)
Deferred contract costs	(70)	6	(64)
Deferred revenues	9	9	18
Accounts payable, accrued liabilities, and other liabilities	(212)	(5)	(217)
Net cash provided by operating activities	528	—	528

Cash flows from investing activities:
Additions to property and equipment	(69)	—	(69)
Additions to computer software	(228)	—	(228)
Net proceeds from sale of assets	846	—	846
Other investing activities, net	(3)	—	(3)
Net cash provided by (used in) investing activities	546	—	546

Cash flows from financing activities:
Borrowings	3,698	—	3,698
Repayment of borrowings and capital lease obligations	(4,557)	—	(4,557)
Proceeds from exercise of stock options	109	—	109
Treasury stock activity	(43)	—	(43)
Dividends paid	(192)	—	(192)
Other financing activities, net	(5)	—	(5)
Net cash provided by (used in) financing activities	(990)	—	(990)
Effect of foreign currency exchange rate changes on cash	19	—	19
Net increase (decrease) in cash and cash equivalents	103	—	103
Cash and cash equivalents, beginning of year	683	—	683
Cash and cash equivalents, end of year	$786	$—	$786

Supplemental cash flow information:
Cash paid for interest	$195	$—	$195
Cash paid for income taxes	$452	$—	$452

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

For the three months ended June 30, 2018 (in millions):

	Reportable Segments
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$1,079	$434	$71	$1,584
All others	45	465	12	522
Total	$1,124	$899	$83	$2,106

Type of Revenue:
Processing and services	$936	$521	$73	$1,530
License and software related	92	228	—	320
Professional services	43	150	2	195
Hardware and other	53	—	8	61
Total	$1,124	$899	$83	$2,106

Recurring Nature of Revenue Recognition:
Recurring fees	$991	$680	$73	$1,744
Non-recurring fees	133	219	10	362
Total	$1,124	$899	$83	$2,106

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2018 (in millions):

	Reportable Segments
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$2,096	$886	$135	$3,117
All others	89	940	26	1,055
Total	$2,185	$1,826	$161	$4,172

Type of Revenue:
Processing and services	$1,831	$1,064	$147	$3,042
License and software related	178	475	1	654
Professional services	80	287	4	371
Hardware and other	96	—	9	105
Total	$2,185	$1,826	$161	$4,172

Recurring Nature of Revenue Recognition:
Recurring fees	$1,942	$1,379	$148	$3,469
Non-recurring fees	243	447	13	703
Total	$2,185	$1,826	$161	$4,172

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2017 (in millions):

	Reportable Segments
	As Adjusted
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$1,049	$519	$73	$1,641
All others	38	567	12	617
Total	$1,087	$1,086	$85	$2,258

Type of Revenue:
Processing and services	$884	$556	$80	$1,520
License and software related	102	246	1	349
Professional services	56	284	2	342
Hardware and other	45	—	2	47
Total	$1,087	$1,086	$85	$2,258

Recurring Nature of Revenue Recognition:
Recurring fees	$939	$710	$79	$1,728
Non-recurring fees	148	376	6	530
Total	$1,087	$1,086	$85	$2,258

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2017 (in millions):

	Reportable Segments
	As Adjusted
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$2,048	$1,009	$168	$3,225
All others	76	1,080	25	1,181
Total	$2,124	$2,089	$193	$4,406

Type of Revenue:
Processing and services	$1,734	$1,106	$167	$3,007
License and software related	196	447	13	656
Professional services	104	536	8	648
Hardware and other	90	—	5	95
Total	$2,124	$2,089	$193	$4,406

Recurring Nature of Revenue Recognition:
Recurring fees	$1,852	$1,409	$174	$3,435
Non-recurring fees	272	680	19	971
Total	$2,124	$2,089	$193	$4,406

Contract Balances

The following table provides information about trade receivables, contract assets, and deferred revenues from contracts with customers (in millions).

	As of
	June 30,	December 31,
	2018	2017
		As adjusted

Trade receivables	$1,408	$1,624
Contract assets (current)	109	108
Contract assets (non-current), included in other noncurrent assets	98	118
Deferred revenues (current)	766	776
Deferred revenues (non-current)	103	106

The payment terms and conditions in our customer contracts may vary. In some cases, customers pay in advance of our delivery of solutions or services; in other cases, payment is due as services are performed or in arrears following the delivery of the solutions or services. Differences in timing between revenue recognition and invoicing result in accrued trade receivables, contract assets, or deferred revenues on our Condensed Consolidated Balance Sheets. Receivables are accrued when revenue is recognized prior to invoicing but the right to payment is unconditional (i.e., only the passage of time is required). This occurs most commonly when software term licenses recognized at a point in time are paid for periodically over the license term. Contract assets result when amounts allocated to distinct performance obligations are recognized when or as control of a solution or service is transferred to the customer but invoicing is contingent on performance of other performance obligations or

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

on completion of contractual milestones. Contract assets are transferred to receivables when the rights become unconditional, typically upon invoicing of the related performance obligations in the contract or upon achieving the requisite project milestone. Deferred revenues result from customer payments in advance of our satisfaction of the associated performance obligation(s) and relate primarily to prepaid maintenance or other recurring services. Deferred revenues are relieved as revenue is recognized. Contract assets and deferred revenues are reported on a contract-by-contract basis at the end of each reporting period. Changes in the contract assets and deferred revenues balances during the six months ended June 30, 2018 were not materially impacted by any factors other than those described above.

The Company recognized revenue of $170 million and $169 million during the three months and $452 million and $413 million during the six months ended June 30, 2018 and 2017, respectively, that was included in the corresponding deferred revenues balance at the beginning of the periods.

During the three and six months ended June 30, 2018 and 2017, amounts recognized from performance obligations satisfied (or partially satisfied) in prior periods were insignificant.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2018, approximately $19.5 billion of revenue is estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 35% of our remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

(5) Condensed Consolidated Financial Statement Details

The following table shows the Company’s Condensed Consolidated Financial Statement details as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018			December 31, 2017, As adjusted
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,675	$1,118	$557	$1,657	$1,047	$610
Intangible assets	$6,325	$2,801	$3,524	$6,369	$2,484	$3,885
Computer software	$2,956	$1,233	$1,723	$2,862	$1,134	$1,728

The Company entered into capital lease and other financing obligations of $0 million and $5 million during the three months and $0 million and $79 million during the six months ended June 30, 2018 and 2017, respectively. The assets are included in property and equipment and computer software and the remaining obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2018 and December 31, 2017. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the six months ended June 30, 2018 are summarized as follows (in millions):

Total
Balance, December 31, 2017	$13,730
Goodwill distributed through sale of assets	(24)
Foreign currency adjustments	(40)
Balance, June 30, 2018	$13,666

As of June 30, 2018, intangible assets, net of amortization, includes $3,439 million of customer relationships and other amortizable intangible assets, $42 million of finite-lived trademarks, as well as $43 million of non-amortizable indefinite-lived

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

trademarks.  Amortization expense with respect to these intangible assets was $169 million and $164 million for the three months and $336 million and $336 million for the six months ended June 30, 2018 and 2017, respectively.

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

(6) Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of June 30, 2018 and December 31, 2017 consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Contract costs on implementations in progress	117	104
Incremental contract origination costs on completed implementations, net	172	127
Contract fulfillment costs on completed implementations, net	123	123
Total deferred contract costs, net	$412	$354

Amortization of deferred contract costs on completed implementations was $30 million and $26 million during the three months and $58 million and $46 million during the six months ended June 30, 2018 and 2017, respectively, and there were no impairment losses in relation to the costs capitalized for periods presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7) Long-Term Debt
Long-term debt as of June 30, 2018 and December 31, 2017, consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
Senior Notes due April 2018, interest payable semi-annually at 2.000% (1)	—	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	—	750
Senior Notes due October 2020, interest payable semi-annually at 3.625% ("2020 Notes")	1,150	1,150
Senior Euro Notes due January 2021, interest payable annually at 0.400% ("2021 Euro Notes")	584	599
Senior Notes due August 2021, interest payable semi-annually at 2.250% ("2021 Notes")	750	750
Senior GBP Notes due June 2022, interest payable annually at 1.700% ("2022 GBP Notes")	396	405
Senior Notes due October 2022, interest payable semi-annually at 4.500% ("2022 Notes")	300	300
Senior Notes due April 2023, interest payable semi-annually at 3.500% ("2023 Notes")	700	700
Senior Notes due June 2024, interest payable semi-annually at 3.875% ("2024 Notes")	400	400
Senior Euro Notes due July 2024, interest payable annually at 1.100% ("2024 Euro Notes")	584	599
Senior Notes due October 2025, interest payable semi-annually at 5.000% ("2025 Notes")	900	900
Senior Notes due August 2026, interest payable semi-annually at 3.000% ("2026 Notes")	1,250	1,250
Senior Notes due May 2028, interest payable semi-annually at 4.250% ("2028 Notes")	400	—
Senior Notes due August 2046, interest payable semi-annually at 4.500% ("2046 Notes")	500	500
Senior Notes due May 2048, interest payable semi-annually at 4.750% ("2048 Notes")	600	—
Revolving Loan (2)	410	195
Other	(32)	15
	8,892	8,763
Current portion	(38)	(1,045)
Long-term debt, excluding current portion	$8,854	$7,718

(1)	These Senior Notes were repaid on April 13, 2018 with borrowings on the Revolving Loan.

(2)
Interest on the Revolving Loan is generally payable at LIBOR plus an applicable margin of up to 1.75% plus an unused commitment fee of up to 0.25%, each based upon the Company's corporate credit ratings. As of June 30, 2018, the weighted average interest rate on the Revolving Loan, excluding fees, was 3.22%.

FIS has a syndicated credit agreement (the "FIS Credit Agreement") that provides total committed capital of $3,000 million in the form of a revolving credit facility (the "Revolving Loan") maturing on August 10, 2021. As of June 30, 2018, the outstanding principal balance of the Revolving Loan was $410 million, with $2,584 million of borrowing capacity remaining thereunder (net of $6 million in outstanding letters of credit issued under the Revolving Loan).

The obligations of FIS under the FIS Credit Agreement and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreement and the senior notes are subject to customary covenants, including, among others, limitations under the FIS Credit Agreement on the payment of dividends by FIS, and customary events of default.

On March 15, 2017, FIS redeemed 100% of the outstanding aggregate principal amount of its $700 million 5.000% Senior Notes due March 2022 (the "Notes"). On February 1, 2017, the Company also paid down the outstanding balance on the syndicated term loan agreement ("2018 Term Loans"). The redemption of the Notes and the repayment of the 2018 Term Loans were funded by borrowings under the Revolving Loan and cash proceeds from the sale of the Public Sector and Education business. As a result of the redemption of the Notes and the repayment of the 2018 Term Loans, FIS incurred a pre-tax charge of approximately $25 million consisting of the call premium on the Notes and the write-off of previously capitalized debt issuance costs.

On July 10, 2017, FIS issued €1,000 million and £300 million principal amount of new senior notes in an inaugural European bond offering. The new senior notes include €500 million of Senior Notes due in 2021 that bear interest at 0.400%, £300 million of Senior Notes due in 2022 that bear interest at 1.700% and €500 million of Senior Notes due in 2024 that bear

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

interest at 1.100%. Net proceeds from the offering, after deducting discounts and underwriting fees, were $1,491 million using a conversion rate of 1.12 EUR/USD and 1.27 GBP/USD.

On July 25, 2017, pursuant to cash tender offers ("Tender Offers"), FIS repurchased approximately $2,000 million in aggregate principal of debt securities with a weighted average coupon of approximately 4%. The following approximate amounts of FIS' debt securities were repurchased: $600 million of its 3.625% notes due 2020, $600 million of its 5.000% notes due 2025, $200 million of its 4.500% notes due 2022, $300 million of its 3.875% notes due 2024 and $300 million of its 3.500% notes due 2023. The Company funded the Tender Offers with proceeds from the European bond offering and borrowings on its Revolving Loan, approximately $469 million of which were almost immediately repaid with proceeds from the sale of a majority ownership stake in the Capco consulting business and risk and compliance consulting business, which was completed on July 31, 2017 (see Note 12).

On May 16, 2018, FIS issued $1,000 million principal amount of new senior notes, including $400 million of Senior Notes due in 2028 that bear interest at 4.250% and $600 million of Senior Notes due in 2048 that bear interest at 4.750%. Net proceeds from the offering, after deducting discounts and underwriting fees, were $979 million. FIS used the proceeds to partially repay its Revolving Loan.

On June 15, 2018, FIS redeemed 100% of the outstanding aggregate principal amount of its $750 million 2.850% Senior Notes due October 2018. As a result of the redemption, FIS incurred a pre-tax charge of approximately $1 million consisting of the call premium and the write-off of previously capitalized debt issuance costs.

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond discounts of $42 million, as of June 30, 2018 (in millions).

Total
2018	$20
2019	34
2020	1,163
2021	1,744
2022	696
Thereafter	5,334
Total principal payments	8,991
Debt issuance costs, net of accumulated amortization	(57)
Total long-term debt	$8,934

There are no mandatory principal payments on the Revolving Loan and any balance outstanding on the Revolving Loan will be due and payable at its scheduled maturity date, which occurs at August 10, 2021.

FIS may redeem the 2020 Notes, 2021 Notes, 2021 Euro Notes, 2022 Notes, 2022 GBP Notes, 2023 Notes, 2024 Notes, 2024 Euro Notes, 2025 Notes, 2026 Notes, 2028 Notes, 2046 Notes and 2048 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption, provided no make-whole amount will be paid for redemptions of the 2020 Notes, the 2021 Notes, the 2021 Euro Notes and the 2022 GBP Notes during the one month prior to their maturity, the 2022 Notes during the two months prior to their maturity, the 2023 Notes, the 2024 Notes, the 2024 Euro Notes, the 2025 Notes, the 2026 Notes and the 2028 Notes during the three months prior to their maturity, and the 2046 Notes and 2048 Notes during the six months prior to their maturity.

Debt issuance costs of $57 million, net of accumulated amortization, remain capitalized as of June 30, 2018, related to all of the above outstanding debt.

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

The fair value of the Company’s long-term debt is estimated to be approximately $127 million lower than the carrying value excluding unamortized discounts as of June 30, 2018. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to June 30, 2018, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(8) Financial Instruments

As of June 30, 2018, we had no outstanding interest rate swap transactions and no significant forward contracts.
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
The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of the hedging instruments impacts net income when the ineffectiveness occurs. During the three months and six months ended June 30, 2018, net investment hedge combined gains of $67 million and $28 million, net of tax, respectively, were recognized in other comprehensive income as a component of foreign currency translation adjustments. No ineffectiveness was recorded on the net investment hedges above.
(9) Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company (“Reliance”), the Company’s subsidiary, is named as a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan (the “Plan”) for one of its customers. Plaintiffs in the action seek damages and attorneys’ fees, as well as equitable relief, on behalf of Plan participants for alleged breaches of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974. The action also makes claims against the Plan's sponsor and record-keeper. Reliance is vigorously defending the action and believes that it has meritorious defenses. Pre-trial discovery has now been completed. Reliance contends that no breaches of fiduciary duty or prohibited transactions occurred and that the Plan suffered no damages. Plaintiffs allege damages of approximately $125 million. While we are unable at this time to estimate more precisely the potential loss or range of loss because of unresolved questions of fact and law, we believe that the ultimate resolution of the matter will not have a material impact on our financial condition. We do not believe a liability for this action is probable and, therefore, have not recorded a liability for this action.

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

Acquired Contingencies (SunGard)

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. The Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2018 includes a liability of $74 million mostly related to unclaimed property examinations and tax compliance matters.

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

Brazilian Venture

The Company operates a joint venture ("Brazilian Venture") with Banco Bradesco, in which we own a 51% controlling interest, to provide comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes. The unamortized contract intangible asset balance as of June 30, 2018 was $47 million. The carrying value of the noncontrolling interest as of June 30, 2018 was $98 million.

The Company recorded revenues of $80 million and $89 million during the three months and $167 million and $169 million during the six months ended June 30, 2018 and 2017, respectively, from Banco Bradesco. Revenues from Banco

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Bradesco included $10 million and $13 million of unfavorable currency impact during the three and six months ended June 30, 2018, respectively, resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and Brazilian Real.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		June 30,	December 31,
Related Party	Balance Sheet Location	2018	2017
			As Adjusted
Banco Bradesco	Trade receivables	$40	$47
Banco Bradesco	Contract assets	8	5
Banco Bradesco	Accounts payable and accrued liabilities	9	10
Banco Bradesco	Other long-term liabilities	14	17

(11) Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three months ended June 30, 2018 and 2017 are computed using the treasury stock method.

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and six months ended June 30, 2018 and 2017 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Net earnings attributable to FIS common stockholders	$212	$139	$394	$269
Weighted average shares outstanding — basic	329	330	329	329
Plus: Common stock equivalent shares	4	4	5	5
Weighted average shares outstanding — diluted	333	334	334	334
Net earnings per share — basic attributable to FIS common stockholders	$0.64	$0.42	$1.20	$0.82
Net earnings per share — diluted attributable to FIS common stockholders	$0.64	$0.42	$1.18	$0.81
Options to purchase 1 million and 4 million shares of our common stock for the three months and 1 million and 4 million shares for the six months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.

(12) Divestitures

On July 31, 2017, FIS closed on the sale of a majority ownership stake in its Capco consulting business and risk and compliance consulting business to CD&R for cash proceeds of approximately $469 million, resulting in a pre-tax loss of approximately $41 million. The divestiture is consistent with our strategy to focus on our IP-led businesses. CD&R acquired preferred units convertible into 60% of the common units of Cardinal and FIS obtained common units representing the remaining 40%, in each case before equity is issued to management. The preferred units are entitled to a quarterly dividend at an annual rate of 12%, payable in cash (if available) or additional preferred units at FIS' option. The businesses sold were included within the GFS and IFS segments. The sale did not meet the standard necessary to be reported as discontinued

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

operations; therefore, the pre-tax loss and related prior period earnings remain reported within earnings. Prior to the sale, the Capco consulting business and risk and compliance consulting business' pre-tax earnings, excluding certain unallocated corporate costs, for the three and six months ended June 30, 2017 were $15 million and $18 million, respectively.

FIS' 40% ownership in Cardinal was initially valued at $172 million and is recorded as an equity method investment included within other noncurrent assets on the Condensed Consolidated Balance Sheet (Unaudited). After the sale on July 31, 2017, FIS began to recognize after-tax equity method investment earnings (loss) outside of operating income and segment Adjusted EBITDA. For periods prior to July 31, 2017, the Capco consulting business and risk and compliance consulting business were included within operating income and segment Adjusted EBITDA.

On February 1, 2017, the Company closed on the sale of the SunGard Public Sector and Education ("PS&E") business for $850 million, resulting in a pre-tax gain of $85 million. The transaction included all PS&E solutions, which provided a comprehensive set of technology solutions to address public safety and public administration needs of government entities as well as the needs of K-12 school districts. The divestiture is consistent with our strategy to serve the financial services markets. Cash proceeds were used to reduce outstanding debt (see Note 7). Net cash proceeds, after payment of taxes and transaction-related expenses, were approximately $500 million. The PS&E business was included in the Corporate and Other segment. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the gain and related prior period earnings remain reported within earnings. Prior to the sale, PS&E's pre-tax earnings, excluding certain unallocated corporate costs, for the three and six months ended June 30, 2017 were $0 million and $3 million, respectively.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments as well as certain non-strategic businesses. The non-strategic businesses in this segment include the PS&E business through its divestiture on February 1, 2017 (Note 12), the global commercial services business and retail check processing business. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue-generating segment performance, such as acquisition integration and severance costs. The Corporate and Other segment also includes the impact on revenue for 2018 and 2017 of adjusting SunGard's deferred revenue to fair value.

During the three and six months ended June 30, 2018 the Company recorded certain costs relating to integration and severance activity primarily from the SunGard acquisition of $49 million and $106 million, respectively. During the three and six months ended June 30, 2017 the Company recorded certain costs relating to integration and severance activity primarily from the SunGard acquisition of $39 million and $119 million, respectively.

Adjusted EBITDA

This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting." Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the three months ended June 30, 2018 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenues	$1,124	$899	$83	$2,106
Operating expenses	719	655	379	1,753
Depreciation and amortization	87	70	12	169
Purchase accounting amortization	—	—	185	185
EBITDA	492	314	(99)	707
Acquisition deferred revenue adjustment	—	—	1	1
Acquisition, integration and severance costs	—	—	49	49
Adjusted EBITDA	$492	$314	$(49)	757

EBITDA				$707
Interest expense, net				73
Depreciation and amortization				169
Purchase accounting amortization				185
Other income (expense) unallocated				(11)
Provision (benefit) for income taxes				51
Net (earnings) loss attributable to noncontrolling interest				6
Net earnings attributable to FIS common stockholders				$212
Capital expenditures	$76	$64	$4	$144
Total assets	$10,570	$8,118	$5,180	$23,868
Goodwill	$7,662	$5,834	$170	$13,666

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the three months ended June 30, 2017 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenues	$1,087	$1,086	$85	$2,258
Operating expenses	699	813	376	1,888
Depreciation and amortization	78	66	16	160
Purchase accounting amortization	—	—	180	180
EBITDA	466	339	(95)	710
Acquisition deferred revenue adjustment	—	—	2	2
Acquisition, integration and severance costs	—	—	39	39
Adjusted EBITDA	$466	$339	$(54)	$751

EBITDA				$710
Interest expense, net				91
Depreciation and amortization				160
Purchase accounting amortization				180
Other income (expense) unallocated				4
Provision (benefit) for income taxes				136
Net (earnings) loss attributable to noncontrolling interest				8
Net earnings attributable to FIS common stockholders				$139
Capital expenditures (1)	$81	$64	$2	$147
Total assets	$10,205	$9,250	$5,518	$24,973
Goodwill	$7,662	$5,813	$170	$13,645

(1)	Capital expenditures for the three months ended June 30, 2017 include $5 million of capital leases.

As of and for the six months ended June 30, 2018 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenues	$2,185	$1,826	$161	$4,172
Operating expenses	1,414	1,345	766	3,525
Depreciation and amortization	172	137	29	338
Purchase accounting amortization	—	—	368	368
EBITDA	943	618	(208)	1,353
Acquisition deferred revenue adjustment	—	—	3	3
Acquisition, integration and severance costs	—	—	106	106
Adjusted EBITDA	$943	$618	$(99)	1,462

EBITDA				$1,353
Interest expense, net				144
Depreciation and amortization				338
Purchase accounting amortization				368
Other income (expense) unallocated				(10)
Provision (benefit) for income taxes				85
Net (earnings) loss attributable to noncontrolling interest				14
Net earnings attributable to FIS common stockholders				$394
Capital expenditures	$175	$135	$6	$316

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the six months ended June 30, 2017 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenues	$2,124	$2,089	$193	$4,406
Operating expenses	1,370	1,615	805	3,790
Depreciation and amortization	151	129	32	312
Purchase accounting amortization	—	—	360	360
EBITDA	905	603	(220)	1,288
Acquisition deferred revenue adjustment	—	—	5	5
Acquisition, integration and severance costs	—	—	119	119
Adjusted EBITDA	$905	$603	$(96)	$1,412

EBITDA				$1,288
Interest expense, net				183
Depreciation and amortization				312
Purchase accounting amortization				360
Other income (expense) unallocated				60
Provision (benefit) for income taxes				210
Net (earnings) loss attributable to noncontrolling interest				14
Net earnings attributable to FIS common stockholders				$269
Capital expenditures (1)	$207	$158	$11	$376

(1)	Capital expenditures for the six months ended June 30, 2017 include $79 million of capital leases.

Clients in Brazil, the United Kingdom, Germany, India, Australia, France and Switzerland accounted for the majority of the revenues from clients based outside of North America for all periods presented. Long-term assets, excluding goodwill and other intangible assets, located outside of the United States total $541 million and $515 million as of June 30, 2018 and 2017, respectively. These assets are predominantly located in the United Kingdom, India, Belgium, Germany, France, Australia and Brazil.

(14)    Share Repurchase Program

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on July 20, 2017, authorized repurchases of up to $4.0 billion through December 31, 2020. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $3.3 billion of plan capacity remained available for repurchases as of June 30, 2018.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Three months ended	shares purchased	paid per share	plans or programs
June 30, 2018	2.1	$95.83	$200
March 31, 2018	4.1	$97.70	$401
December 31, 2017	1.1	$93.24	$105

During July 2018, we repurchased an additional 1.9 million shares of our common stock for $200 million at an average price of $107.37 per share.

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

•	the failure to innovate in order to keep up with new emerging technologies, which could impact our solutions and our ability to attract new, or retain existing, customers;

•	an operational or natural disaster at one of our major operations centers; and

•	other risks detailed elsewhere in this document and in our other filings with the Securities and Exchange Commission.

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

 Overview

FIS is a global leader in financial services technology with a focus on retail and institutional banking, payments, asset management and wealth and retirement, risk and compliance and outsourcing solutions. Through the depth and breadth of our solutions portfolio, global capabilities and domain expertise, FIS serves more than 20,000 clients in over 130 countries. Headquartered in Jacksonville, Florida, FIS employs more than 52,000 people worldwide and holds leadership positions in payment processing, financial software and banking solutions. Providing software, services and outsourcing of the technology that empowers the financial world, FIS is a Fortune 500 company and is a member of the Standard & Poor’s 500® Index.

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

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, professional services and software license fees. The majority of our revenue has historically been recurring and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A considerable portion of these recurring revenues is derived from transaction processing fees that fluctuate with the level of accounts and card transactions, among other variable measures, associated with consumer, commercial and capital markets activity. Professional services revenues are typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients.

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other capital markets organizations. It also significantly expanded our existing solutions and client base in wealth and retirement, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenues. The combination also favorably impacted our revenue mix, with a greater concentration of license revenues and higher margin services. Through the integration of SunGard into our existing operations, we achieved significant cost savings around administration and technology expenses and exited 2017 with a cost synergy run-rate savings exceeding $325 million.

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

Notwithstanding challenging global economic conditions, our on-going international business continued to experience growth in the first half of 2018 on a constant currency basis. Demand for our solutions may also continue to be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. Although there may be quarterly fluctuations, for the full year of 2018 we anticipate minimal foreign currency impacts.

Brazilian Venture revenue attributable to our Brazilian Venture partner, Banco Bradesco, was $167 million during the six months ended June 30, 2018 and $317 million during the year ended December 31, 2017. The contract that we have with our Brazilian Venture partner allows for the termination or partial termination of the contract, which ends September 30, 2020, at any point during the 10-year term if minimum targets are met. Minimum targets under the Brazilian Venture agreement have been met and the parties have begun negotiations to determine their future business relationship. During these negotiations, the Brazilian Venture agreement remains in effect. Depending on the results of these negotiations, our future revenue and earnings growth in Brazil could be adversely impacted. For further detail on our Brazilian Venture see Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

As described in Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited), on July 31, 2017, we sold a majority interest in certain of our consulting businesses to affiliates of CD&R. These businesses had lower margins than many of our other businesses. The consulting businesses sold were included within the GFS and IFS segments. Also, on February 1, 2017, we sold our PS&E business, which had been included in our Corporate and Other segment. These divestitures affect the comparability of our results of operations for the 2018 and 2017 periods presented.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for "Revenue Recognition" noted below.

Revenue Recognition

The Company generates revenues in a number of ways, including from the delivery of account- or transaction-based processing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud offerings, software licensing, software related services, and professional services. We are frequently a party to multiple concurrent contracts with the same client. These situations require judgment to determine whether the individual contracts should be combined or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are negotiated as a package with a single commercial objective, whether the solutions or services promised in the contracts are a single performance obligation, and whether any of the payment terms of the contracts are interrelated. Our individual contracts also frequently include multiple promised solutions or services. At contract inception, we assess the solutions and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - i.e., if a solution or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. We must apply judgment in these circumstances in determining whether individual promised solutions or services can be considered distinct or should instead be combined with other promised solutions or services in the contract. We recognize revenue when or as we satisfy a performance obligation by transferring control of a solution or service to a customer. We must use judgment to determine the appropriate measure of progress for performance obligations satisfied over time and the timing of when the customer obtains control for performance obligations satisfied at a point in time. Judgment is also required in estimating and allocating variable consideration to one or more, but not all, performance obligations in a contract, determining the standalone selling prices of each performance obligation, and allocating the transaction price to each distinct performance obligation in a contract.

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

Transactions with Related Parties

See Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		As Adjusted *		As Adjusted *
Revenues	$2,106	$2,258	$4,172	$4,406
Cost of revenues	1,414	1,520	2,828	3,011
Gross profit	692	738	1,344	1,395
Selling, general, and administrative expenses	339	368	697	779
Operating income	353	370	647	616
Other income (expense):
Interest expense, net	(73)	(91)	(144)	(183)
Other income (expense), net	(4)	4	(2)	60
Total other income (expense), net	(77)	(87)	(146)	(123)
Earnings before income taxes and equity method investment earnings (loss)	276	283	501	493
Provision (benefit) for income taxes	51	136	85	210
Equity method investment earnings (loss)	(7)	—	(8)	—
Net earnings	218	147	408	283
Net (earnings) loss attributable to noncontrolling interest	(6)	(8)	(14)	(14)
Net earnings attributable to FIS common stockholders	$212	$139	$394	$269

Net earnings per share — basic attributable to FIS common stockholders	$0.64	$0.42	$1.20	$0.82
Weighted average shares outstanding — basic	329	330	329	329
Net earnings per share — diluted attributable to FIS common stockholders	$0.64	$0.42	$1.18	$0.81
Weighted average shares outstanding — diluted	333	334	334	334
* See Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Comparisons of three-month and six-month periods ended June 30, 2018 and 2017

Revenues

Revenues decreased $152 million, or 6.7%, during the three-month period, due to (1) the reduction in revenue from the sale of the Capco consulting business and the risk and compliance consulting business during the third quarter of 2017; (2) a decline in the institutional and wholesale business driven by lower license fees; and (3) a decrease in license and one-time professional services revenue in our international banking solutions. These decreases were partially offset by (1) increased volumes in banking and wealth solutions; (2) growth in corporate and digital solutions; (3) volume growth in the international payments group; and (4) higher termination fees.

Revenues decreased $234 million, or 5.3% during the six-month period, due to (1) the reduction in revenue from the sale of the PS&E business during the first quarter of 2017 and the sale of the Capco consulting business and the risk and compliance consulting business during the third quarter of 2017; and (2) a decline in card production business. This decrease was partially offset by (1) increased volumes in banking and wealth solutions; (2) growth in corporate and digital solutions; and (3) volume growth in the international payments group. Additionally, the six months ended June 30, 2018 also benefited from a $22 million favorable foreign currency impact primarily resulting from a weaker U.S. Dollar in 2018 versus the Euro and Pound Sterling.

See "Segment Results of Operations (Unaudited)" below for more detailed explanation.

Cost of Revenues and Gross Profit

Cost of revenues totaled $1,414 million and $1,520 million during the three-month periods and $2,828 million and $3,011 million during the six-month periods ended June 30, 2018 and 2017, respectively, resulting in gross profit of $692 million and $738 million during the respective three-month periods and $1,344 million and $1,395 million during the six-month periods ended June 30, 2018 and 2017, respectively. Gross profit as a percentage of revenues was 32.9% and 32.7% during the three-month periods and 32.2% and 31.7% during the six-month periods ended June 30, 2018 and 2017, respectively. The change in gross profit during the 2018 period as compared to 2017 primarily resulted from the revenue variances noted above. The gross profit percentage change during the three and six months ended June 30, 2018, as compared to 2017, is positively impacted by the Capco consulting business divestiture during 2017 as well as cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $339 million and $368 million during the three-month periods and $697 million and $779 million during the six-month periods ended June 30, 2018 and 2017, respectively. The year-over-year decrease is primarily driven by the sale of PS&E during the first quarter of 2017, the sale of the Capco consulting business and risk and compliance consulting business during the third quarter of 2017 and cost management initiatives.

Operating Income

Operating income totaled $353 million and $370 million during the three-month periods and $647 million and $616 million during the six-month periods ended June 30, 2018 and 2017, respectively. Operating income as a percentage of revenue (“operating margin”) was 16.8% and 16.4% during the three-month periods and 15.5% and 14.0% during the six-month periods ended June 30, 2018 and 2017, respectively. The changes in operating income for the three-month and six-month periods of 2018 as compared to 2017 resulted from the variances addressed above. The increase in operating margin resulted primarily from cost management initiatives and the Capco consulting business divestiture during 2017.

Total Other Income (Expense), Net

Interest expense is typically the primary component of total other income (expense); however, during the six-month period ended June 30, 2017, other income (expense) was also a significant component.

The decrease of $18 million and $39 million in interest expense during the three-month and six-month periods ended June 30, 2018 as compared to the 2017 periods is primarily due to a lower weighted average interest rate on the outstanding debt.

Other income (expense) net decreased $8 million for the three-month periods and $62 million for the six-month periods ended June 30, 2018 as compared to the 2017 periods. The 2017 six-month period included a pre-tax gain of $85 million on the sale of the PS&E business and a pre-tax charge of approximately $25 million due to the redemption of the Senior Notes due March 2022 and the repayment of the 2018 Term Loans, consisting of the call premium on the Senior Notes due March 2022 and the write-off of previously capitalized debt issuance costs.

Provision (Benefit) for Income Taxes

Income tax expense totaled $51 million and $136 million during the three-month periods and $85 million and $210 million during the six-month periods ended June 30, 2018 and 2017, resulting in effective tax rates of 18% and 48% for the three-month periods and 17% and 43% for the the six-month periods, respectively. The 2018 effective tax rate includes the impact of the reduction in the U.S. federal income tax rate from 35% to 21% due to tax reform enacted December 22, 2017.  In addition to the federal tax rate of 35% for 2017, the 2017 effective tax rates include the impact of the write-off of goodwill with no tax basis in connection with the sale of our PS&E business and additional taxes related to book basis in the stock of Capco Consulting Business assets held for sale in excess of tax basis.

The Company included provisional amounts in its December 31, 2017 annual financial statements for certain tax reform items.  These items were provisional as the data necessary for their completion was not fully available.  As the amounts are finalized during the measurement period, the required adjustments, if any, will be recorded in the quarter when the final amount is determined.

Equity Method Investment Earnings (Loss)

On July 31, 2017, FIS obtained a 40% equity interest in Cardinal as further described in Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited). As a result, we recorded $7 million and $8 million in losses from this equity method investment during the three- and six-month periods ended June 30, 2018, respectively.

Net Earnings Attributable to FIS Common Stockholders

Net earnings attributable to FIS common stockholders totaled $212 million and $139 million resulting in earnings per diluted share of $0.64 and $0.42 for the three-month periods ended June 30, 2018 and 2017, respectively, and $394 million and $269 million resulting in earnings per diluted share of $1.18 and $0.81 for the six-month periods ended June 30, 2018 and 2017, respectively. These results reflect the variances described above.

Segment Results of Operations (Unaudited)

Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting." The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments, acquisition, integration and severance costs, and restructuring expenses. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 13 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report.

Integrated Financial Solutions
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$1,124	$1,087	$2,185	$2,124
Adjusted EBITDA	$492	$466	$943	$905

Three months ended June 30:

Revenues increased $37 million, or 3.4%, due to the following: (1) increased volumes in banking and wealth solutions (excluding the effects of the sale of the risk and compliance consulting business) contributing 1.9%; (2) growth in corporate and digital solutions contributing 1.2%; (3) growth in retail payments contributing 0.4%; and (4) higher termination fees contributing 0.8%. These items were partially offset by the sale of the risk and compliance consulting business contributing (0.9%).

Adjusted EBITDA increased $26 million, or 5.6%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 90 basis points to 43.8% primarily driven by a revenue mix shift and operating efficiencies.

Six months ended June 30:

Revenues increased $61 million, or 2.9%, due to (1) increased volumes in banking and wealth solutions (excluding the effects of the sale of the risk and compliance consulting business) contributing 2.6%; (2) growth in corporate and digital solutions contributing 1.2%; and (3) growth in retail payments excluding card production contributing 0.5%. These items were partially offset by (1) a decline in card production business contributing (0.5%) and (2) the sale of the risk and compliance consulting business contributing (0.9%).

Adjusted EBITDA increased $38 million, or 4.2%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 60 basis points to 43.2% primarily driven by a revenue mix shift and operating efficiencies.

Global Financial Solutions
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$899	$1,086	$1,826	$2,089
Adjusted EBITDA	$314	$339	$618	$603

Three months ended June 30:

Revenues decreased $187 million, or 17.2%, primarily due to (1) the sale of the Capco consulting business and other divestitures contributing (14.6%); (2) decline in the institutional and wholesale business contributing (2.4%) driven by lower license fees; and (3) the decrease in license and one-time professional services revenue in the international banking solutions contributing (1.0%), partially offset by volume growth in the international payments group contributing 0.8%.

Adjusted EBITDA decreased $25 million, or 7.5%, primarily due to the revenue variances noted above partially offset by continued cost management initiatives. Adjusted EBITDA margins increased 370 basis points to 34.9% resulting from the positive impact of the Capco consulting business divestiture during 2017, as well as continued cost management initiatives.

Six months ended June 30:

Revenues decreased $263 million, or 12.6%, primarily due to the sale of the Capco consulting business and other divestitures contributing (14.4%); partially offset by (1) volume growth in the international payments group contributing 1.0% and (2) favorable foreign currency impact contributing 0.9% or approximately $19 million resulting from a weaker U.S. Dollar versus the Euro and Pound Sterling.

Adjusted EBITDA increased $15 million, or 2.5%, primarily resulting from favorable revenue mix and continued cost management initiatives. Adjusted EBITDA margins increased 500 basis points to 33.9% resulting from the positive impact of the Capco consulting business divestiture during 2017, as well as continued cost management initiatives.

Corporate and Other
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$83	$85	$161	$193
Adjusted EBITDA	$(49)	$(54)	$(99)	$(96)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including our global commercial services business, PS&E business (which was divested on February 1, 2017), and retail check processing business.

Three months ended June 30:

Revenues decreased $2 million, or 2.4%, primarily from a decline in retail check processing volumes.

Adjusted EBITDA increased $5 million, or 9.3%, primarily resulting from a reduction in infrastructure technology expenses.

Six months ended June 30:

Revenues decreased $32 million, or 16.6%, primarily from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017, as well as a decline in retail check processing volumes.

Adjusted EBITDA decreased $3 million, or 3.1%, primarily resulting from the revenue variances noted above, partially offset by a reduction in infrastructure technology expenses.

Liquidity and Capital Resources
Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Loan described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
As of June 30, 2018, we had cash and cash equivalents of $683 million and long-term debt of $8.9 billion, including the current portion, net of capitalized debt issuance costs. Of the $683 million cash and cash equivalents, approximately $428 million is held by our foreign entities. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.32 per common share was paid on June 29, 2018 to shareholders of record as of the close of business on June 15, 2018.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.
Cash Flows from Operations
Cash flows from operations were $823 million and $528 million during the six-month periods ended June 30, 2018 and 2017, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $295 million higher in the 2018 period primarily due to (1) higher net earnings during 2018 due to the impact of the reduction in the U.S. federal income tax rate from 35% to 21% due to tax reform enacted December 22, 2017 resulting in lower U.S. federal income tax payments and (2) lower trade receivables from increased collections resulting from a reduction in days sales outstanding. These increases were partially offset by U.S. federal estimated income tax payments normally due in the third and fourth quarters of 2017 that were paid during the first quarter of 2018 due to the Hurricane Irma Relief Program and timing of working capital.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $316 million and $297 million in capital expenditures (excluding capital leases) during the six-month periods ended June 30, 2018 and 2017, respectively.

Financing

For more information regarding the Company’s long-term debt and financing activity see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations during the first six months of 2018 in comparison to the table included in our Annual Report on Form 10-K as filed on February 22, 2018, except as disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

On August 26, 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments are meant to reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues, which are 1) debt prepayment for debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds for the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. FIS elected to adopt this standard in the third quarter of 2017. FIS has applied the presentation guidance above to its statements of cash flows and all adjustments have been reflected on a retrospecive basis. The primary impact of adopting the new guidance is our 2017 presentation of debt prepayment and related costs being reflected in financing activities rather than operating activities. This adoption impacted 2017 cash flows.

In August 2017, the FASB issued ASU No. 2017-12 (“ASU 2017-12”), “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” The amendments were meant to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.  ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. FIS elected to adopt this standard as of January 1, 2018.  The adoption of this ASU did not have an impact on the Company's Condensed Consolidated Financial Statements (Unaudited).

In March 2017, the FASB issued ASU No. 2017-07 (“ASU 2017-07”), “Compensation - Retirement Benefits.” The ASU improves the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. FIS adopted the provisions of ASU 2017-07 as of January 1, 2018. There was no material impact on the Company's Condensed Consolidated Financial Statements (Unaudited) resulting from the adoption of this guidance.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires companies to include restricted amounts with Cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the Statements of Cash Flows. FIS adopted the provisions of ASU 2016-18 as of January 1, 2018. FIS had no restricted cash during 2017 or 2018. As a result, there was no effect on the Company’s Condensed Consolidated Financial Statements (Unaudited).

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The amendment requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income (loss) to retained earnings. In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10),” which clarified certain aspects of the previously issued ASU. FIS adopted the provisions of ASU 2016-01 as of January 1, 2018. As a result, there was no material effect on the Company’s Condensed Consolidated Financial Statements (Unaudited).
In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. It also includes guidance on accounting for the incremental costs of obtaining and costs incurred to fulfill a contract with a customer. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The FASB has issued several amendments to Topic 606, including further guidance on principal versus agent consideration, clarification on identifying performance obligations and accounting for licenses of intellectual property.

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

Upon retrospective application of Topic 606, our revenues decreased by approximately $455 million and $410 million and net earnings decreased approximately $58 million and $43 million for the years ended December 31, 2017 and 2016, respectively. We recorded a net reduction to opening retained earnings of approximately $23 million as of January 1, 2016 due to the cumulative impact of adopting the standard. The impact of Topic 606 on our 2017 and 2016 operating results may or may not be representative of the impact on subsequent years’ results.

Recent Accounting Guidance Not Yet Adopted

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of leases with a term of twelve months or less) at the commencement date: (a) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The pronouncement currently requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expire before the earliest comparative period presented. A full retrospective transition approach is not permitted. However, a new transition method has been approved by the FASB, though an official ASU has not been issued, that will permit the use of the effective date of the new standard as the date of initial application. This proposed option will result in issuers not having to adjust comparative period financial statements for the effects of the new leases standard or make the new required lease disclosures for periods before the effective date. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-02 will have on our financial position and results of operations.

On June 16, 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instrument - Credit Losses (Topic 326): Measurements on Credit Losses of Financial Instruments.” This ASU's primary objectives are to implement new methodology for calculating credit losses on financial instruments (e.g., trade receivables) based on expected credit losses and broadens the types of information companies must use when calculating the estimated losses. Under current guidance, the credit losses are calculated based on multiple credit impairment objectives and recognition is delayed until the loss is probable to occur. Under the new guidance, financial assets measured at amortized cost basis must be shown as the net amount expected to be collected. The credit loss allowance is a contra-valuation account. Available-for-sale securities should continue to be recognized in a similar manner to current GAAP; however, the allowance should be presented as an allowance instead of a write-down of the basis of the asset. For public companies that are SEC filers, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period beginning after December 15, 2018. We do not plan to early adopt and expect that the new guidance will not have a material impact on our financial statement presentation, financial position, or results of operations.

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

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use fixed-rate and variable-rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps, if any.

The senior notes as described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of June 30, 2018. The carrying value excluding unamortized discounts of the senior notes was $8,514 million as of June 30, 2018. The fair value of the senior notes was approximately $8,387 million as of June 30, 2018. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement by approximately $4 million (based on principal amounts outstanding as of June 30, 2018). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2018. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2018, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of June 30, 2017, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by approximately $8 million.

As of June 30, 2018, we had no interest rate swaps.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenues denominated in currencies other than the U.S. Dollar. During the three and six months ended June 30, 2018, we generated approximately $378 million and $757 million, respectively, in revenues denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenues for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2018	2017	2018	2017
Pound Sterling	$9	$11	$17	$22
Euro	7	10	15	19
Real	9	10	19	19
Indian Rupee	3	3	6	7
Total increase or decrease	$28	$34	$57	$67

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenues and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenues included $1 million of unfavorable foreign currency impact during the three months and $22 million of favorable foreign currency impact during the six months ended June 30, 2018, respectively, resulting from changes in the U.S. Dollar during 2018 as compared to 2017. Net earnings attributable to FIS common stockholders included $3 million and $0 million of favorable foreign currency impact during the three and six months ended June 30, 2018. Although there may be quarterly fluctuations, for the full year of 2018 we anticipate minimal foreign currency impacts.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. We did not have significant forward contracts as of June 30, 2018. The Company also utilizes non-derivative net investment hedges in order to reduce the volatility in the income statement caused by the changes in foreign currency exchange rates (see Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited)).

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended June 30, 2018:

Approximate dollar
value of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
April 2018	2.1	$95.83	$200	$3,294

(1)
Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on July 20, 2017, authorized repurchases of up to $4.0 billion through December 31, 2020. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $3.3 billion of plan capacity remained available for repurchases as of June 30, 2018.

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Amendment to Employment Agreement, effective as of May 5, 2018, by and between Fidelity National Information Services, Inc. and Gary A. Norcross. (1)					*
10.2	Amendment to Employment Agreement, effective as of May 5, 2018, by and between Fidelity National Information Services, Inc. and James W. Woodall. (1)					*
10.3
Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan, as amended and restated for certain grants made in 2018. (1)
*
31.1
Certification of Gary A. Norcross, President and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: July 31, 2018	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: July 31, 2018	By:	/s/ KATY T. THOMPSON
Katy T. Thompson
Corporate Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Amendment to Employment Agreement, effective as of May 5, 2018, by and between Fidelity National Information Services, Inc. and Gary A. Norcross. (1)					*
10.2	Amendment to Employment Agreement, effective as of May 5, 2018, by and between Fidelity National Information Services, Inc. and James W. Woodall. (1)					*
10.3
Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan, as amended and restated for certain grants made in 2018. (1)
*
31.1
Certification of Gary A. Norcross, President and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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