Form 10-Q
period 2018-09-30
Fidelity National Information Services, Inc.
filed 2018-10-30
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of October 29, 2018, 327,488,268 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2018
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	2
B. Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2018 and 2017	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2018 and 2017	4
D. Condensed Consolidated Statement of Equity for the nine months ended September 30, 2018	5
E. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosure About Market Risks	46
Item 4. Controls and Procedures	47
Part II: OTHER INFORMATION
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6. Exhibits	49
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
		As Adjusted *
ASSETS
Current assets:
Cash and cash equivalents	$632	$665
Settlement deposits	563	677
Trade receivables, net of allowance for doubtful accounts of $29 and $63 as of September 30, 2018 and December 31, 2017, respectively	1,398	1,624
Contract assets	115	108
Settlement receivables	386	291
Other receivables	198	70
Prepaid expenses and other current assets	252	253
Assets held for sale	53	—
Total current assets	3,597	3,688
Property and equipment, net	546	610
Goodwill	13,585	13,730
Intangible assets, net	3,304	3,885
Computer software, net	1,710	1,728
Deferred contract costs, net	442	354
Other noncurrent assets	510	531
Total assets	$23,694	$24,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,007	$1,241
Settlement payables	925	949
Deferred revenue	692	776
Current portion of long-term debt	40	1,045
Liabilities held for sale	28	—
Total current liabilities	2,692	4,011
Long-term debt, excluding current portion	8,998	7,718
Deferred income taxes	1,402	1,468
Deferred revenue	61	106
Other long-term liabilities	375	403
Total liabilities	13,528	13,706
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 600 shares authorized, 433 and 432 shares issued as of September 30, 2018 and December 31, 2017	4	4
Additional paid in capital	10,715	10,534
Retained earnings	4,339	4,109
Accumulated other comprehensive earnings (loss)	(433)	(332)
Treasury stock, 105 and 99 shares as of September 30, 2018 and December 31, 2017, respectively, at cost	(4,544)	(3,604)
Total FIS stockholders’ equity	10,081	10,711
Noncontrolling interest	85	109
Total equity	10,166	10,820
Total liabilities and equity	$23,694	$24,526

See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		As Adjusted *		As Adjusted *
Revenue	$2,084	$2,096	$6,256	$6,502
Cost of revenue	1,364	1,386	4,192	4,397
Gross profit	720	710	2,064	2,105
Selling, general, and administrative expenses	283	325	980	1,104
Asset impairments	95	—	95	—
Operating income	342	385	989	1,001
Other income (expense):
Interest expense, net	(80)	(84)	(225)	(267)
Other income (expense), net	(58)	(182)	(60)	(123)
Total other income (expense), net	(138)	(266)	(285)	(390)
Earnings before income taxes and equity method investment earnings (loss)	204	119	704	611
Provision (benefit) for income taxes	37	50	122	260
Equity method investment earnings (loss)	(4)	—	(11)	—
Net earnings	163	69	571	351
Net (earnings) loss attributable to noncontrolling interest	(9)	(10)	(23)	(24)
Net earnings attributable to FIS common stockholders	$154	$59	$548	$327

Net earnings per share — basic attributable to FIS common stockholders	$0.47	$0.18	$1.67	$0.99
Weighted average shares outstanding — basic	328	331	329	330
Net earnings per share — diluted attributable to FIS common stockholders	$0.47	$0.18	$1.65	$0.98
Weighted average shares outstanding — diluted	331	336	333	335
Cash dividends paid per share	$0.32	$0.29	$0.96	$0.87
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
			As Adjusted *				As Adjusted *
Net earnings		$163		$69		$571		$351
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$—		$5		$—		$(28)
Reclassification adjustment for gain (loss) included in net earnings	—		—		—		—
Unrealized gain (loss) on investments and derivatives, net	—		5		—		(28)
Foreign currency translation adjustments	(35)		46		(123)		20
Minimum pension liability adjustment	—		—		—		(10)
Other comprehensive earnings (loss), before tax:	(35)		51		(123)		(18)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	—		2		—		(11)
Other comprehensive earnings (loss), net of tax	$(35)	(35)	$49	49	$(123)	(123)	$(7)	(7)
Comprehensive earnings:		128		118		448		344
Net (earnings) loss attributable to noncontrolling interest		(9)		(10)		(23)		(24)
Other comprehensive (earnings) loss attributable to noncontrolling interest		5		(4)		22		(2)
Comprehensive earnings attributable to FIS common stockholders		$124		$104		$447		$318
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine months ended September 30, 2018
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2017, as adjusted *	432	(99)	$4	$10,534	$4,109	$(332)	$(3,604)	$109	$10,820
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	4	—	126	—	—	146	—	272
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(11)	—	—	(20)	—	(31)
Purchases of treasury stock	—	(10)	—	—	—	—	(1,066)	—	(1,066)
Stock-based compensation	—	—	—	66	—	—	—	—	66
Cash dividends paid ($0.32 per share per quarter) and other distributions	—	—	—	—	(318)	—	—	(25)	(343)
Net earnings	—	—	—	—	548	—	—	23	571
Other comprehensive earnings, net of tax	—	—	—	—	—	(101)	—	(22)	(123)
Balances, September 30, 2018	433	(105)	$4	$10,715	$4,339	$(433)	$(4,544)	$85	$10,166
See accompanying notes to unaudited condensed consolidated financial statements.
* See Note 3.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:		As Adjusted *
Net earnings	$571	$351
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,060	1,015
Amortization of debt issue costs	13	15
Asset impairments	95	—
Loss (gain) on sale of businesses	48	(55)
Loss on extinguishment of debt	1	192
Stock-based compensation	66	86
Deferred income taxes	(65)	(196)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	151	(187)
Contract assets	(10)	77
Settlement activity	(6)	(27)
Prepaid expenses and other assets	31	(20)
Deferred contract costs	(180)	(111)
Deferred revenue	(122)	(51)
Accounts payable, accrued liabilities, and other liabilities	(365)	(10)
Net cash provided by operating activities	1,288	1,079

Cash flows from investing activities:
Additions to property and equipment	(115)	(98)
Additions to computer software	(349)	(350)
Proceeds from sale of businesses	58	1,307
Other investing activities, net	(26)	(3)
Net cash provided by (used in) investing activities	(432)	856

Cash flows from financing activities:
Borrowings	8,068	7,900
Repayment of borrowings and capital lease obligations	(7,725)	(9,594)
Debt issuance costs	(30)	(13)
Proceeds from exercise of stock options	273	168
Treasury stock activity	(1,038)	(46)
Dividends paid	(316)	(289)
Distribution to Brazilian Venture partner	(23)	(23)
Other financing activities, net	(3)	(36)
Net cash provided by (used in) financing activities	(794)	(1,933)

Effect of foreign currency exchange rate changes on cash	(56)	35
Less net change in cash balances classified as assets held for sale	(39)	—
Net increase (decrease) in cash and cash equivalents	(33)	37
Cash and cash equivalents, beginning of period	665	683
Cash and cash equivalents, end of period	$632	$720

Supplemental cash flow information:
Cash paid for interest	$199	$266
Cash paid for income taxes	$442	$485
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

(1) Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2017 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2018. Amounts in tables in the financial statements and accompanying footnotes may not sum due to rounding.

The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, all 2017 financial information has been adjusted for the implementation of Topic 606 (Note 3).

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (Note 13).

(2) Summary of Significant Accounting Policies

(a) Revenue Recognition

The Company generates revenue in a number of ways, including from the delivery of account- or transaction-based processing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud offerings, software licensing, software related services, and professional services.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenue. Postage costs associated with print and mail services are accounted for as a fulfillment cost and are included in cost of revenue.

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

The following describes the nature of the Company’s primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions the Company enters into with its customers.

Processing Services Revenue

Processing services are primarily comprised of data processing and application management, including our SaaS, BPaaS, and cloud offerings. Revenue from processing services are typically volume- or activity-based depending on factors such as the number of accounts processed, transactions or trades processed, users, number of hours of services or computer resources used. The payment terms may include tiered pricing structures with the base tier representing a minimum monthly usage fee. Pricing within the tiers typically resets on a monthly basis and minimum monthly volumes are generally met or exceeded. Contract lengths for processing services typically span multiple years. Payment is generally due in advance or in arrears on a monthly or quarterly basis and may include fixed or variable payment amounts depending on the specific payment terms and activity in the period.

For processing services revenue, the nature of the Company’s promise to the customer is to stand ready to provide continuous access to the Company’s processing platforms and perform an unspecified quantity of outsourced and transaction-processing services for a specified term or terms. Accordingly, processing services are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. The Company typically satisfies its processing services

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because the Company’s efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. The Company has evaluated its variable payment terms related to its processing services revenue accounted for as a series of distinct days of service and concluded that they generally meet the criteria for allocating variable consideration entirely to one or more, but not all, performance obligations in a contract. Accordingly, when the criteria are met, variable amounts based on the number and type of services performed during a period are allocated to and recognized on the day in which the Company performs the related services. Fixed fees for processing services are generally recognized ratably over the contract period.

License and Software Related Revenue

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

In conjunction with software licenses, the Company commonly provides the customer with additional services such as maintenance as well as associated implementation and other professional services related to the software license. Payments for maintenance are typically due annually, quarterly, or monthly in advance. Maintenance is typically comprised of technical support and unspecified updates and upgrades. The Company generally satisfies these performance obligations evenly using a time-elapsed output method over the contract term given there is no discernible pattern of performance. When a software license contract also includes professional services that provide significant modification or customization of the software license, the Company combines the software license and professional services into a single performance obligation, and revenue for the combined performance obligation is recognized as the professional services are provided consistent with the methods described below for professional services revenue.

The Company has contracts where the licensed software is offered in conjunction with hosting services. The licensed software may be considered a separate performance obligation from the hosting services if the customer can take possession of the software during the contractual term without incurring a significant penalty and if it is feasible for the customer to run the software on its own infrastructure or hire a third party to host the software. If the licensed software and hosting services are separately identifiable, license revenue is recognized when the hosting services commence and it is within the customer's control to obtain a copy of the software, and hosting revenue is recognized using the time-elapsed output method as the service is provided. If the software license is not separately identifiable from the hosting service, then the related revenue for the combined performance obligation is recognized ratably over the hosting period.

Occasionally, the Company offers extended payment terms on its license transactions and evaluates whether any potential significant financing components exist. For certain of its business units, the Company will provide a software license through a rental model for customers who would prefer a periodic fee instead of a larger upfront payment. Revenue recognition under these arrangements follows the same recognition pattern as the arrangements outlined above; however, the customer generally pays for the software license and maintenance in monthly or quarterly installments as opposed to an upfront software license fee. Judgment is required to determine whether these arrangements contain a significant financing component. The Company evaluates whether there is a significant difference between the amount of promised consideration over the rental term and the cash selling price of the software license, and the overall impact of the time value of money on the transaction. Rental software license arrangements that include a significant financing component are adjusted for the time value of money at the Company’s incremental borrowing rate by recording a contract asset and interest income. The Company does not adjust the promised amount of consideration for the effects of the time value of money if it is expected, at contract inception, that the period between when the Company transfers a promised solution or service to a customer and when the customer pays for that solution or service will be one year or less.

Professional Services Revenue

Professional services revenue is comprised of implementation, conversion, and programming services associated with the Company’s data processing and application management agreements, implementation or installation services related to licensed software, and other consulting services. A significant portion of our professional services revenue is derived from contracts for dedicated personnel resources who are often working full-time at a client site and under the client's direction. This revenue

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

generally re-occurs as contracts are renewed. Payment terms for professional services may be based on an upfront fixed fee, fixed upon the achievement of milestones, or on a time and materials basis.

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

Hardware and Other Revenue

Hardware and other miscellaneous revenue is generally recognized at a point in time upon delivery. The Company typically does not stock in inventory the hardware solutions sold but arranges for delivery of hardware from third-party suppliers. The Company determines whether hardware delivered from third-party suppliers should be recognized on a gross or net basis by evaluating whether the Company has control of the solution or service prior to it being transferred to the customer.

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

Principal vs. Agent Considerations

In customer transactions that also involve third parties, the Company determines whether it is responsible for providing the ultimate solution or service as a principal, or whether it is merely arranging for the solution or service to be provided by the third party as an agent. When the Company is acting as a principal in a transaction, the Company recognizes the gross amounts billed as revenue. When the Company is acting as an agent in a transaction, the Company recognizes the net amount retained as revenue. Previously, the Company followed the guidance of Topic 605, which lists eight specific indicators that are determinative in evaluating whether a contract is recorded on a gross or a net basis. Under Topic 606, the determination is based on whether an entity obtains control of goods or services prior to transfer to a customer. The Company determined interchange and third-party network fees associated with certain parts of the payment processing business were significantly impacted by the adoption of Topic 606. Previously, gross accounting applied to certain types of these transactions, depending on the specific facts and circumstances. However, under Topic 606 revenue from these arrangements will be presented on a net basis because the Company has concluded that it is acting as an agent in the transaction.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impacts on Financial Statements

The following tables summarize the impacts of Topic 606 adoption on the Company’s Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2017 (in millions):

	As Previously
	Reported	Adjustments	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$665	$—	$665
Settlement deposits	677	—	677
Trade receivables, net	1,650	(26)	1,624
Contract assets	—	108	108
Settlement receivables	291	—	291
Other receivables	70	—	70
Prepaid expenses and other current assets	253	—	253
Total current assets	3,606	82	3,688
Property and equipment, net	610	—	610
Goodwill	13,730	—	13,730
Intangible assets, net	3,950	(65)	3,885
Computer software, net	1,728	—	1,728
Deferred contract costs, net	362	(8)	354
Other noncurrent assets	531	—	531
Total assets	$24,517	$9	$24,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,241	$—	$1,241
Settlement payables	949	—	949
Deferred revenue	688	88	776
Current portion of long-term debt	1,045	—	1,045
Total current liabilities	3,923	88	4,011
Long-term debt, excluding current portion	7,718	—	7,718
Deferred income taxes	1,508	(40)	1,468
Deferred revenue	21	85	106
Other long-term liabilities	403	—	403
Total liabilities	13,573	133	13,706
Equity:
FIS stockholders’ equity:
Preferred stock	—	—	—
Common stock	4	—	4
Additional paid in capital	10,534	—	10,534
Retained earnings	4,233	(124)	4,109
Accumulated other comprehensive earnings	(332)	—	(332)
Treasury stock, at cost	(3,604)	—	(3,604)
Total FIS stockholders’ equity	10,835	(124)	10,711
Noncontrolling interest	109	—	109
Total equity	10,944	(124)	10,820
Total liabilities and equity	$24,517	$9	$24,526

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Earnings (Unaudited) for the three months ended September 30, 2017 (in millions):

	As previously
	Reported	Adjustments	As Adjusted
Revenue	$2,198	$(102)	$2,096
Cost of revenue	1,483	(97)	1,386
Gross profit	715	(5)	710
Selling, general, and administrative expenses	327	(2)	325
Operating income	388	(3)	385
Other income (expense):
Interest income (expense), net	(84)	—	(84)
Other income (expense), net	(182)	—	(182)
Total other income (expense), net	(266)	—	(266)
Earnings before income taxes and equity method investment earnings (loss)	122	(3)	119
Provision (benefit) for income taxes	51	(1)	50
Equity method investment earnings (loss)	—	—	—
Net earnings	71	(2)	69
Net (earnings) loss attributable to noncontrolling interest	(10)	—	(10)
Net earnings attributable to FIS common stockholders	$61	$(2)	$59

Net earnings per share — basic attributable to FIS common stockholders	$0.18	$(0.01)	$0.18
Weighted average shares outstanding — basic	331	331	331
Net earnings per share — diluted attributable to FIS common stockholders	$0.18	$(0.01)	$0.18
Weighted average shares outstanding — diluted	336	336	336

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Earnings (Unaudited) for the nine months ended September 30, 2017 (in millions):

	As previously
	Reported	Adjustments	As Adjusted
Revenue	$6,794	$(292)	$6,502
Cost of revenue	4,677	(280)	4,397
Gross profit	2,117	(12)	2,105
Selling, general, and administrative expenses	1,110	(6)	1,104
Operating income	1,007	(6)	1,001
Other income (expense):
Interest income (expense), net	(267)	—	(267)
Other income (expense), net	(123)	—	(123)
Total other income (expense), net	(390)	—	(390)
Earnings before income taxes and equity method investment earnings (loss)	617	(6)	611
Provision (benefit) for income taxes	262	(2)	260
Equity method investment earnings (loss)	—	—	—
Net earnings	355	(4)	351
Net (earnings) loss attributable to noncontrolling interest	(24)	—	(24)
Net earnings attributable to FIS common stockholders	$331	$(4)	$327

Net earnings per share — basic attributable to FIS common stockholders	$1.00	$(0.01)	$0.99
Weighted average shares outstanding — basic	330	330	330
Net earnings per share — diluted attributable to FIS common stockholders	$0.99	$(0.01)	$0.98
Weighted average shares outstanding — diluted	335	335	335

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Comprehensive Earnings (Unaudited) for the three months ended September 30, 2017 (in millions):

	As Previously
	Reported		Adjustments		As Adjusted
Net earnings		$71		$(2)		$69
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$5		$—		$5
Reclassification adjustment for gain (loss) included in net earnings	—		—		—
Unrealized gain (loss) on investments and derivatives, net	5		—		5
Foreign currency translation adjustments	46		—		46
Minimum pension liability adjustments	—		—		—
Other comprehensive earnings (loss), before tax	51		—		51
Provision for income tax expense (benefit) related to items of other comprehensive earnings	2		—		2
Other comprehensive earnings (loss), net of tax	$49	49	$—	—	$49	49
Comprehensive earnings:		120		(2)		118
Net (earnings) loss attributable to noncontrolling interest		(10)		—		(10)
Other comprehensive (earnings) loss attributable to noncontrolling interest		(4)		—		(4)
Comprehensive earnings attributable to FIS common stockholders		$106		$(2)		$104

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Comprehensive Earnings (Unaudited) for the nine months ended September 30, 2017 (in millions):

	As Previously
	Reported		Adjustments		As Adjusted
Net earnings		$355		$(4)		$351
Other comprehensive earnings, before tax:
Unrealized gain (loss) on investments and derivatives	$(28)		$—		$(28)
Reclassification adjustment for gain (loss) included in net earnings	—		—		—
Unrealized gain (loss) on investments and derivatives, net	(28)		—		(28)
Foreign currency translation adjustments	20		—		20
Minimum pension liability adjustments	(10)		—		(10)
Other comprehensive earnings (loss), before tax	(18)		—		(18)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(11)		—		(11)
Other comprehensive earnings (loss), net of tax	$(7)	(7)	$—	—	$(7)	(7)
Comprehensive earnings:		348		(4)		344
Net (earnings) loss attributable to noncontrolling interest		(24)		—		(24)
Other comprehensive (earnings) loss attributable to noncontrolling interest		(2)		—		(2)
Comprehensive earnings attributable to FIS common stockholders		$322		$(4)		$318

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2017 (in millions):

	As Previously
	Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net earnings	$355	$(4)	$351
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,033	(18)	1,015
Amortization of debt issue costs	15	—	15
Gain on sale of assets	(55)	—	(55)
Loss on extinguishment of debt	192	—	192
Stock-based compensation	86	—	86
Deferred income taxes	(197)	1	(196)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade receivables	(105)	(82)	(187)
Contract assets	—	77	77
Settlement activity	(27)	—	(27)
Prepaid expenses and other assets	(20)	—	(20)
Deferred contract costs	(121)	10	(111)
Deferred revenue	(70)	19	(51)
Accounts payable, accrued liabilities, and other liabilities	(7)	(3)	(10)
Net cash provided by operating activities	1,079	—	1,079

Cash flows from investing activities:
Additions to property and equipment	(98)	—	(98)
Additions to computer software	(350)	—	(350)
Net proceeds from sale of assets	1,307	—	1,307
Other investing activities, net	(3)	—	(3)
Net cash provided by (used in) investing activities	856	—	856

Cash flows from financing activities:
Borrowings	7,900	—	7,900
Repayment of borrowings and capital lease obligations	(9,594)	—	(9,594)
Debt issuance costs	(13)	—	(13)
Proceeds from exercise of stock options	168	—	168
Treasury stock activity	(46)	—	(46)
Dividends paid	(289)	—	(289)
Distribution to Brazilian Venture partner	(23)	—	(23)
Other financing activities, net	(36)	—	(36)
Net cash provided by (used in) financing activities	(1,933)	—	(1,933)
Effect of foreign currency exchange rate changes on cash	35	—	35
Net increase (decrease) in cash and cash equivalents	37	—	37
Cash and cash equivalents, beginning of year	683	—	683
Cash and cash equivalents, end of year	$720	$—	$720

Supplemental cash flow information:
Cash paid for interest	$266	$—	$266
Cash paid for income taxes	$485	$—	$485

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

For the three months ended September 30, 2018 (in millions):

	Reportable Segments
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$1,046	$456	$66	$1,568
All others	44	460	12	516
Total	$1,090	$916	$78	$2,084

Type of Revenue:
Processing and services	$879	$509	$69	$1,457
License and software related	92	255	—	347
Professional services	40	151	2	193
Hardware and other	79	1	7	87
Total	$1,090	$916	$78	$2,084

Recurring Nature of Revenue Recognition:
Recurring fees	$959	$663	$69	$1,691
Non-recurring fees	131	253	9	393
Total	$1,090	$916	$78	$2,084

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2018 (in millions):

	Reportable Segments
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$3,143	$1,343	$201	$4,687
All others	132	1,399	38	1,569
Total	$3,275	$2,742	$239	$6,256

Type of Revenue:
Processing and services	$2,711	$1,566	$217	$4,494
License and software related	269	730	1	1,000
Professional services	120	438	6	564
Hardware and other	175	8	15	198
Total	$3,275	$2,742	$239	$6,256

Recurring Nature of Revenue Recognition:
Recurring fees	$2,901	$2,042	$218	$5,161
Non-recurring fees	374	700	21	1,095
Total	$3,275	$2,742	$239	$6,256

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2017 (in millions):

	Reportable Segments
	As Adjusted
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$997	$464	$70	$1,531
All others	41	511	13	565
Total	$1,038	$975	$83	$2,096

Type of Revenue:
Processing and services	$852	$545	$76	$1,473
License and software related	94	232	1	327
Professional services	41	197	2	240
Hardware and other	51	1	4	56
Total	$1,038	$975	$83	$2,096

Recurring Nature of Revenue Recognition:
Recurring fees	$911	$703	$77	$1,691
Non-recurring fees	127	272	6	405
Total	$1,038	$975	$83	$2,096

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2017 (in millions):

	Reportable Segments
	As Adjusted
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$3,044	$1,473	$238	$4,755
All others	118	1,591	38	1,747
Total	$3,162	$3,064	$276	$6,502

Type of Revenue:
Processing and services	$2,586	$1,645	$243	$4,474
License and software related	289	680	14	983
Professional services	146	733	10	889
Hardware and other	141	6	9	156
Total	$3,162	$3,064	$276	$6,502

Recurring Nature of Revenue Recognition:
Recurring fees	$2,763	$2,112	$251	$5,126
Non-recurring fees	399	952	25	1,376
Total	$3,162	$3,064	$276	$6,502

Contract Balances

The following table provides information about trade receivables, contract assets, and deferred revenue from contracts with customers (in millions).

	As of
	September 30,	December 31,
	2018	2017
		As adjusted

Trade receivables	$1,398	$1,624
Contract assets (current)	115	108
Contract assets (non-current), included in other noncurrent assets	96	118
Deferred revenue (current)	692	776
Deferred revenue (non-current)	61	106

The payment terms and conditions in our customer contracts may vary. In some cases, customers pay in advance of our delivery of solutions or services; in other cases, payment is due as services are performed or in arrears following the delivery of the solutions or services. Differences in timing between revenue recognition and invoicing result in accrued trade receivables, contract assets, or deferred revenue on our Condensed Consolidated Balance Sheets (Unaudited). Receivables are accrued when revenue is recognized prior to invoicing but the right to payment is unconditional (i.e., only the passage of time is required). This occurs most commonly when software term licenses recognized at a point in time are paid for periodically over the license term. Contract assets result when amounts allocated to distinct performance obligations are recognized when or as control of a solution or service is transferred to the customer but invoicing is contingent on performance of other performance

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

obligations or on completion of contractual milestones. Contract assets are transferred to receivables when the rights become unconditional, typically upon invoicing of the related performance obligations in the contract or upon achieving the requisite project milestone. Deferred revenue results from customer payments in advance of our satisfaction of the associated performance obligation(s) and relates primarily to prepaid maintenance or other recurring services. Deferred revenue is relieved as revenue is recognized. Contract assets and deferred revenue are reported on a contract-by-contract basis at the end of each reporting period. Changes in the contract assets and deferred revenue balances during the nine months ended September 30, 2018 were not materially impacted by any factors other than those described above.

The Company recognized revenue of $178 million and $185 million during the three months and $629 million and $598 million during the nine months ended September 30, 2018 and 2017, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

During the three and nine months ended September 30, 2018 and 2017, amounts recognized from performance obligations satisfied (or partially satisfied) in prior periods were insignificant.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2018, approximately $19.5 billion of revenue is estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 35% of our remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

(5) Condensed Consolidated Financial Statement Details

The following table shows the Company’s Condensed Consolidated Financial Statement (Unaudited) details as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018			December 31, 2017, As adjusted
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,686	$1,140	$546	$1,657	$1,047	$610
Intangible assets	$6,279	$2,975	$3,304	$6,369	$2,484	$3,885
Computer software	$3,002	$1,292	$1,710	$2,862	$1,134	$1,728

The Company entered into capital lease and other financing obligations of $1 million and $1 million during the three months and $1 million and $80 million during the nine months ended September 30, 2018 and 2017, respectively. The assets are included in property and equipment and computer software and the remaining obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2018 and December 31, 2017. Periodic payments are included in repayment of borrowings on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the nine months ended September 30, 2018 are summarized as follows (in millions):

Total
Balance, December 31, 2017	$13,730
Goodwill distributed through sale of business	(67)
Brazilian Venture impairment	(25)
Foreign currency adjustments	(53)
Balance, September 30, 2018	$13,585

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2018, intangible assets, net of amortization, includes $3,236 million of customer relationships and other amortizable intangible assets, $25 million of finite-lived trademarks, as well as $43 million of non-amortizable indefinite-lived trademarks.  Amortization expense with respect to these intangible assets was $162 million and $167 million for the three months and $498 million and $502 million for the nine months ended September 30, 2018 and 2017, respectively.

Effective August 31, 2018, FIS sold substantially all the assets of the Certegy Check Services business unit, resulting in a pre-tax loss of $54 million, including goodwill distributed through the sale of business of $43 million.

Asset Impairments

During September 2018, as a result of entering into an agreement to unwind the joint venture ("Brazilian Venture") that the Company operates with Banco Bradesco, the Company recorded pre-tax asset impairments totaling $95 million, including $42 million for the Brazilian Venture contract intangible asset, $25 million for goodwill, and $28 million for assets being held for sale that will be transferred to Banco Bradesco upon closing of the agreement (see Note 10).

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

(6) Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of September 30, 2018 and December 31, 2017 consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Contract costs on implementations in progress	91	104
Incremental contract origination costs on completed implementations, net	196	127
Contract fulfillment costs on completed implementations, net	155	123
Total deferred contract costs, net	$442	$354

Amortization of deferred contract costs on completed implementations was $30 million and $26 million during the three months and $89 million and $72 million during the nine months ended September 30, 2018 and 2017, respectively, and there were no impairment losses in relation to the costs capitalized for the periods presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7) Long-Term Debt
Long-term debt as of September 30, 2018 and December 31, 2017, consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Senior Notes due April 2018, interest payable semi-annually at 2.000% (1)	—	250
Senior Notes due October 2018, interest payable semi-annually at 2.850%	—	750
Senior Notes due October 2020, interest payable semi-annually at 3.625% ("2020 Notes")	1,150	1,150
Senior Euro Notes due January 2021, interest payable annually at 0.400% ("2021 Euro Notes")	580	599
Senior Notes due August 2021, interest payable semi-annually at 2.250% ("2021 Notes")	750	750
Senior GBP Notes due June 2022, interest payable annually at 1.700% ("2022 GBP Notes")	391	405
Senior Notes due October 2022, interest payable semi-annually at 4.500% ("2022 Notes")	300	300
Senior Notes due April 2023, interest payable semi-annually at 3.500% ("2023 Notes")	700	700
Senior Notes due June 2024, interest payable semi-annually at 3.875% ("2024 Notes")	400	400
Senior Euro Notes due July 2024, interest payable annually at 1.100% ("2024 Euro Notes")	580	599
Senior Notes due October 2025, interest payable semi-annually at 5.000% ("2025 Notes")	900	900
Senior Notes due August 2026, interest payable semi-annually at 3.000% ("2026 Notes")	1,250	1,250
Senior Notes due May 2028, interest payable semi-annually at 4.250% ("2028 Notes")	400	—
Senior Notes due August 2046, interest payable semi-annually at 4.500% ("2046 Notes")	500	500
Senior Notes due May 2048, interest payable semi-annually at 4.750% ("2048 Notes")	600	—
Revolving Credit Facility (2)	582	195
Other	(45)	15
	9,038	8,763
Current portion	(40)	(1,045)
Long-term debt, excluding current portion	$8,998	$7,718

(1)	These Senior Notes were repaid on April 13, 2018 with borrowings on the Revolving Credit Facility.

(2)
Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. As of September 30, 2018, the weighted average interest rate on the Revolving Credit Facility, excluding fees, was 3.42%.

On September 21, 2018, FIS entered into a Seventh Amendment and Restatement Agreement (“Credit Facility Amendment”), which amends and restates FIS’ existing credit agreement (as amended, the “Restated Credit Agreement”). The Credit Facility Amendment increases the revolving credit commitments outstanding under the revolving credit facility (“Revolving Credit Facility”) existing under the Restated Credit Agreement from $3.0 billion to $4.0 billion and extends the term of the Restated Credit Agreement to September 21, 2023. Borrowings under the Revolving Credit Facility will be used for general corporate purposes, including backstopping any Notes that FIS may issue under the Commercial Paper Program described below. As of September 30, 2018, the outstanding principal balance of the Revolving Credit Facility was $582 million, with $3,412 million of borrowing capacity remaining thereunder (net of $6 million in outstanding letters of credit issued under the Revolving Credit Facility).

On September 21, 2018, FIS established a U.S. commercial paper program (the “Commercial Paper Program”) for the issuance and sale of senior, unsecured commercial paper notes (the “Notes”), up to a maximum aggregate amount outstanding at any time of $4.0 billion. The Notes will have maturities of up to 397 days from the date of issue. The proceeds of the Notes are expected to be used for general corporate purposes. As of September 30, 2018, there were no outstanding Notes under the Commercial Paper Program.

The obligations of FIS under the FIS Credit Agreement, Commercial Paper Program and under all of its outstanding senior notes rank equal in priority and are unsecured. The FIS Credit Agreement and the senior notes are subject to customary

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

covenants, including, among others, limitations under the FIS Credit Agreement on the payment of dividends by FIS, and customary events of default.

On March 15, 2017, FIS redeemed 100% of the outstanding aggregate principal amount of its $700 million 5.000% Senior Notes due March 2022 (the "March 2022 Notes"). On February 1, 2017, the Company also paid down the outstanding balance on the syndicated term loan agreement ("2018 Term Loans"). The redemption of the March 2022 Notes and the repayment of the 2018 Term Loans were funded by borrowings under the Revolving Credit Facility and cash proceeds from the sale of the Public Sector and Education business. As a result of the redemption of the March 2022 Notes and the repayment of the 2018 Term Loans, FIS incurred a pre-tax charge of approximately $25 million consisting of the call premium on the March 2022 Notes and the write-off of previously capitalized debt issuance costs.

On July 10, 2017, FIS issued €1,000 million and £300 million principal amount of senior notes in an inaugural European bond offering. The senior notes include €500 million of Senior Notes due in 2021 that bear interest at 0.400%, £300 million of Senior Notes due in 2022 that bear interest at 1.700% and €500 million of Senior Notes due in 2024 that bear interest at 1.100%. Net proceeds from the offering, after deducting discounts and underwriting fees, were $1,491 million using a conversion rate of 1.12 EUR/USD and 1.27 GBP/USD.

On July 25, 2017, pursuant to cash tender offers ("Tender Offers"), FIS repurchased approximately $2,000 million in aggregate principal amount of debt securities with a weighted average coupon of approximately 4%. The following approximate amounts of FIS' debt securities were repurchased: $600 million of its 3.625% notes due 2020, $600 million of its 5.000% notes due 2025, $200 million of its 4.500% notes due 2022, $300 million of its 3.875% notes due 2024 and $300 million of its 3.500% notes due 2023. The Company funded the Tender Offers with proceeds from the European bond offering and borrowings on its Revolving Credit Facility, approximately $469 million of which were almost immediately repaid with proceeds from the sale of a majority ownership stake in the Capco consulting business and risk and compliance consulting business, which was completed on July 31, 2017 (see Note 12). FIS paid approximately $150 million in tender premiums to par to purchase the notes in the Tender Offers and incurred a pre-tax charge upon extinguishment of approximately $167 million in tender premiums, the write-off of previously capitalized debt issue costs and other direct costs.

On May 16, 2018, FIS issued $1,000 million principal amount of new senior notes, including $400 million of Senior Notes due in 2028 that bear interest at 4.250% and $600 million of Senior Notes due in 2048 that bear interest at 4.750%. Net proceeds from the offering, after deducting discounts and underwriting fees, were $979 million. FIS used the proceeds to partially repay its Revolving Credit Facility.

On June 15, 2018, FIS redeemed 100% of the outstanding aggregate principal amount of its $750 million 2.850% Senior Notes due October 2018. As a result of the redemption, FIS incurred a pre-tax charge of approximately $1 million consisting of the call premium and the write-off of previously capitalized debt issuance costs.

The following summarizes the aggregate maturities of our debt and capital leases on stated contractual maturities, excluding unamortized non-cash bond discounts of $41 million, as of September 30, 2018 (in millions).

Total
2018	$13
2019	36
2020	1,157
2021	1,331
2022	691
Thereafter	5,912
Total principal payments	9,140
Debt issuance costs, net of accumulated amortization	(61)
Total long-term debt	$9,079

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There are no mandatory principal payments on the Revolving Credit Facility and any balance outstanding on the Revolving Credit Facility will be due and payable at its scheduled maturity date, which occurs at September 21, 2023.

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

Debt issuance costs of $61 million, net of accumulated amortization, remain capitalized as of September 30, 2018, related to all of the above outstanding debt.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Credit Facility are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Credit Facility would not adversely impact our ability to fund operations.

The fair value of the Company’s long-term debt is estimated to be approximately $97 million lower than the carrying value excluding unamortized discounts as of September 30, 2018. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to September 30, 2018, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(8) Financial Instruments

As of September 30, 2018, we had no outstanding interest rate swap transactions and no significant forward contracts.
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
The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of the hedging instruments impacts net income when the ineffectiveness occurs. During the three months and nine months ended September 30, 2018, net investment hedge combined gains of $10 million and $38 million, net of tax, respectively, were recognized in other comprehensive income as a component of foreign currency translation adjustments. No ineffectiveness was recorded on the net investment hedges above.

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

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 11 claims against Servicos asserting potential tax liabilities of approximately $13 million. There are potentially 26 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $51 million making the total potential exposure for all 37 claims approximately $64 million. We do not believe a liability for these 37 total claims is probable and, therefore, have not recorded a liability for any of these claims.

Acquired Contingencies (SunGard)

The Company became responsible for certain contingencies which were assumed in the SunGard acquisition. The Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2018 includes liabilities of $66 million largely related to tax compliance matters.

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

Capco provided Banco Bradesco S.A. ("Banco Bradesco") with consulting services. Capco revenue and related party receivables from Banco Bradesco through the July 31, 2017 closing are included below under Brazilian Venture revenue and trade receivables from Banco Bradesco.

Brazilian Venture

The Company operates the Brazilian Venture with Banco Bradesco, in which FIS owns a 51% controlling interest in a joint venture, to provide comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. The original accounting for this transaction resulted in the establishment of a contract intangible asset and a liability for amounts payable to the original partner banks upon final migration of their respective card portfolios and achieving targeted volumes.

On September 28, 2018, FIS entered into an agreement with Banco Bradesco to unwind the Brazilian Venture.  Under this agreement, the Brazilian Venture will spin-off certain assets of the business that also provide services to non-Bradesco clients to a new wholly-owned FIS subsidiary.  The subsidiary will enter into a long-term commercial agreement to provide current and new services to Banco Bradesco that include software application licensing and management, card portfolio migration, business process outsourcing, fraud management and professional services.  Banco Bradesco will then own 100% of the entity that previously housed the Brazilian Venture and its remaining assets that relate to card processing for Banco Bradesco, which Banco Bradesco will thereafter perform internally.  FIS expects to complete the transaction in the first half of 2019. As of September 30, 2018, FIS met the criteria to present the assets and liabilities that it will no longer control as held for sale in its balance sheet.  The transaction does not meet the standard necessary to be reported as discontinued operations.  In the third quarter of 2018, FIS incurred impairment charges of $95 million related to the expected disposal, including impairments of its contract intangible asset, goodwill and its assets held for sale to fair value less cost to sell (see Note 5).  The impairment charges are included in the Corporate and Other segment results. The unamortized contract intangible asset balance as of September 30, 2018 was $0 million as a result of the impairment.

The board of directors for the Brazilian Venture declared a dividend during the three months ended September 30, 2018 and 2017, resulting in payments to Banco Bradesco of $23 million and $23 million, respectively. The carrying value of the noncontrolling interest as of September 30, 2018 was $78 million.

The Company recorded revenue of $77 million and $81 million during the three months and $244 million and $250 million during the nine months ended September 30, 2018 and 2017, respectively, from Banco Bradesco. Revenue from Banco Bradesco included $19 million and $31 million of unfavorable currency impact during the three and nine months ended September 30, 2018, respectively, resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and Brazilian Real.

A summary of the Company’s related party receivables and payables is as follows (in millions):

		September 30,	December 31,
Related Party	Balance Sheet Location	2018	2017
			As Adjusted
Banco Bradesco	Trade receivables	$9	$47
Banco Bradesco	Contract assets	7	5
Banco Bradesco	Assets held for sale	32	—
Banco Bradesco	Accounts payable and accrued liabilities	9	10
Banco Bradesco	Other long-term liabilities	15	17

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11) Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2018 and 2017 are computed using the treasury stock method.

The following table summarizes the earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Net earnings attributable to FIS common stockholders	$154	$59	$548	$327
Weighted average shares outstanding — basic	328	331	329	330
Plus: Common stock equivalent shares	3	5	4	5
Weighted average shares outstanding — diluted	331	336	333	335
Net earnings per share — basic attributable to FIS common stockholders	$0.47	$0.18	$1.67	$0.99
Net earnings per share — diluted attributable to FIS common stockholders	$0.47	$0.18	$1.65	$0.98
Options to purchase 1 million and 4 million shares of our common stock for the three months and 1 million and 4 million shares for the nine months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.

(12) Divestitures

On July 31, 2017, FIS closed on the sale of a majority ownership stake in its Capco consulting business and risk and compliance consulting business to CD&R for cash proceeds of approximately $469 million, resulting in a pre-tax loss of approximately $41 million. The divestiture is consistent with our strategy to focus on our IP-led businesses. CD&R acquired preferred units convertible into 60% of the common units of Cardinal and FIS obtained common units representing the remaining 40%, in each case before equity is issued to management. The preferred units are entitled to a quarterly dividend at an annual rate of 12%, payable in cash (if available) or additional preferred units at FIS' option. The businesses sold were included within the GFS and IFS segments. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the pre-tax loss and related prior period earnings remain reported within earnings. Prior to the sale, the Capco consulting business and risk and compliance consulting business' pre-tax earnings (loss), excluding certain unallocated corporate costs, for the three and nine months ended September 30, 2017 were $(4) million and $15 million, respectively.

FIS' ownership stake in Cardinal was initially valued at $172 million and is recorded as an equity method investment included within other noncurrent assets on the Condensed Consolidated Balance Sheet (Unaudited). After the sale on July 31, 2017, FIS began to recognize after-tax equity method investment earnings (loss) outside of operating income and segment Adjusted EBITDA. The carrying value of this equity method investment as of September 30, 2018 was $156 million. For periods prior to July 31, 2017, the Capco consulting business and risk and compliance consulting business were included within operating income and segment Adjusted EBITDA.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash proceeds were used to reduce outstanding debt (see Note 7). Net cash proceeds, after payment of taxes and transaction-related expenses, were approximately $500 million. The PS&E business was included in the Corporate and Other segment. The sale did not meet the standard necessary to be reported as discontinued operations; therefore, the gain and related prior period earnings remain reported within earnings. Prior to the sale, PS&E's pre-tax earnings, excluding certain unallocated corporate costs, for the three and nine months ended September 30, 2017 were $0 million and $3 million, respectively.

(13) Segment Information

Integrated Financial Solutions ("IFS")

The IFS segment is focused primarily on serving North American clients for transaction and account processing, payment solutions, channel solutions, lending and wealth and retirement solutions, corporate liquidity, digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. Clients in this segment include regional and community banks, credit unions and commercial lenders, as well as government institutions, merchants and other commercial organizations. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. This market is primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenue. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost effective manner. The business solutions in this segment included the risk and compliance consulting business through its divestiture on July 31, 2017 (Note 12).

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets and asset management and insurance solutions, as well as banking and payments solutions.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house,” fully outsourced end-to-end solutions, and using consulting and third-party service providers. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. GFS clients also include asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms. This segment also includes the Company's consolidated Brazilian Venture (Note 10). The business solutions in this segment included the Capco consulting business through its divestiture on July 31, 2017 (Note 12).

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments as well as certain non-strategic businesses. The non-strategic businesses in this segment include the PS&E business through its divestiture on February 1, 2017 (Note 12), Certegy Check Services business unit through its divestiture on August 31, 2018 (Note 5), and the global commercial services business. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue-generating segment performance, such as acquisition, integration and certain other costs. The Corporate and Other segment also includes the impact on revenue for 2018 and 2017 of adjusting SunGard's deferred revenue to fair value.

During the three and nine months ended September 30, 2018 the Company recorded acquisition and integration costs primarily related to the SunGard acquisition and certain other costs including those associated with data center consolidation activities of $16 million and $122 million, respectively. During the three and nine months ended September 30, 2017 the Company recorded acquisition and integration costs primarily related to the SunGard acquisition of $22 million and $141 million, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adjusted EBITDA

This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting." Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments; acquisition, integration and certain other costs; and asset impairments. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the three months ended September 30, 2018 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$1,090	$916	$78	$2,084
Operating expenses	681	632	429	1,742
Depreciation and amortization	87	71	15	173
Purchase accounting amortization	—	—	181	181
EBITDA	496	355	(155)	696
Acquisition deferred revenue adjustment	—	—	1	1
Acquisition, integration and other costs	—	—	16	16
Asset impairments	—	—	95	95
Adjusted EBITDA	$496	$355	$(43)	$808

EBITDA				$696
Interest expense, net				80
Depreciation and amortization				173
Purchase accounting amortization				181
Other income (expense) unallocated				(62)
Provision (benefit) for income taxes				37
Net (earnings) loss attributable to noncontrolling interest				9
Net earnings attributable to FIS common stockholders				$154
Capital expenditures (1)	$79	$66	$4	$149
Total assets	$10,724	$8,027	$4,943	$23,694
Goodwill	$7,662	$5,796	$127	$13,585

(1)	Capital expenditures for the three months ended September 30, 2018 include $1 million of capital leases.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the three months ended September 30, 2017 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$1,038	$975	$83	$2,096
Operating expenses	648	702	361	1,711
Depreciation and amortization	79	64	16	159
Purchase accounting amortization	—	—	183	183
EBITDA	469	337	(79)	727
Acquisition deferred revenue adjustment	—	—	2	2
Acquisition, integration and other costs	—	—	22	22
Adjusted EBITDA	$469	$337	$(55)	$751

EBITDA				$727
Interest expense, net				84
Depreciation and amortization				159
Purchase accounting amortization				183
Other income (expense) unallocated				(182)
Provision (benefit) for income taxes				50
Net (earnings) loss attributable to noncontrolling interest				10
Net earnings attributable to FIS common stockholders				$59
Capital expenditures (1)	$82	$66	$4	$152
Total assets	$10,268	$8,460	$5,577	$24,305
Goodwill	$7,662	$5,867	$170	$13,699

(1)	Capital expenditures for the three months ended September 30, 2017 include $1 million of capital leases.

As of and for the nine months ended September 30, 2018 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$3,275	$2,742	$239	$6,256
Operating expenses	2,094	1,977	1,196	5,267
Depreciation and amortization	259	208	44	511
Purchase accounting amortization	—	—	549	549
EBITDA	1,440	973	(364)	2,049
Acquisition deferred revenue adjustment	—	—	4	4
Acquisition, integration and other costs	—	—	122	122
Asset impairments	—	—	95	95
Adjusted EBITDA	$1,440	$973	$(143)	$2,270

EBITDA				$2,049
Interest expense, net				225
Depreciation and amortization				511
Purchase accounting amortization				549
Other income (expense) unallocated				(71)
Provision (benefit) for income taxes				122
Net (earnings) loss attributable to noncontrolling interest				23
Net earnings attributable to FIS common stockholders				$548
Capital expenditures (1)	$254	$201	$10	$465

(1)	Capital expenditures for the nine months ended September 30, 2018 include $1 million of capital leases.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the nine months ended September 30, 2017 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$3,162	$3,064	$276	$6,502
Operating expenses	2,018	2,317	1,166	5,501
Depreciation and amortization	230	193	48	471
Purchase accounting amortization	—	—	544	544
EBITDA	1,374	940	(298)	2,016
Acquisition deferred revenue adjustment	—	—	6	6
Acquisition, integration and other costs	—	—	141	141
Adjusted EBITDA	$1,374	$940	$(151)	$2,163

EBITDA				$2,016
Interest expense, net				267
Depreciation and amortization				471
Purchase accounting amortization				544
Other income (expense) unallocated				(123)
Provision (benefit) for income taxes				260
Net (earnings) loss attributable to noncontrolling interest				24
Net earnings attributable to FIS common stockholders				$327
Capital expenditures (1)	$289	$224	$15	$528

(1)	Capital expenditures for the nine months ended September 30, 2017 include $80 million of capital leases.

Clients in Brazil, the United Kingdom, Germany, India, Australia, France and Switzerland accounted for the majority of the revenue from clients based outside of North America for all periods presented. Long-term assets, excluding goodwill and other intangible assets, located outside of the United States total $535 million and $532 million as of September 30, 2018 and 2017, respectively. These assets are predominantly located in the United Kingdom, India, Belgium, Germany, France, Australia and Brazil.

(14)    Share Repurchase Program

Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on July 20, 2017, authorized repurchases of up to $4.0 billion through December 31, 2020. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $2.8 billion of plan capacity remained available for repurchases as of September 30, 2018.

The table below summarizes annual share repurchase activity under these plans (in millions, except per share amounts):

			Total cost of shares
			purchased as part of
	Total number of	Average price	publicly announced
Three months ended	shares purchased	paid per share	plans or programs
September 30, 2018	4.3	$106.98	$465
June 30, 2018	2.1	$95.83	$200
March 31, 2018	4.1	$97.70	$401
December 31, 2017	1.1	$93.24	$105

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

•
the risk that implementation of software (including software updates) for customers or at customer locations or employee error in monitoring our software and platforms may result in the corruption or loss of data or customer information, interruption of business operations, outages, exposure to liability claims or loss of customers;

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

•	the failure to innovate in order to keep up with new emerging technologies, which could impact our solutions and our ability to attract new, or retain existing, customers;

•	the failure to meet financial goals to grow the business in Brazil after the unwinding of the Brazilian Venture;

•	the risks of reduction in revenue from the loss of existing and/or potential customers in Brazil after the unwinding of the Brazilian Venture;

•	an operational or natural disaster at one of our major operations centers; and

•	other risks detailed elsewhere in this document and in our other filings with the Securities and Exchange Commission.

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

We have grown organically as well as through acquisitions, which have contributed critical applications and services that complement or enhance our existing offerings, diversifying our revenue by customer, geography and service offering. The completion of the SunGard acquisition on November 30, 2015 increased our existing portfolio to include solutions that automate a wide range of complex business processes for financial services institutions and corporate and government treasury departments.

FIS reports its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. A description of these segments is included in Note 13 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenue by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, professional services and software license fees. The majority of our revenue has historically been recurring and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A considerable portion of our recurring revenue is derived from transaction processing fees that fluctuate with the level of accounts and card transactions, among other variable measures, associated with consumer, commercial and capital markets activity. Professional services revenue is typically non-recurring, and sales of software licenses are less predictable, a portion of which can be regarded as discretionary spending by our clients.

The SunGard acquisition broadened our solution portfolio, enabling us to expand beyond our traditional banking and payments markets into the institutional and wholesale side of financial institutions as well as other capital markets organizations. It also significantly expanded our existing solutions and client base in wealth and retirement, treasury and corporate payments. These solutions are in demand among our regional and community financial institution clients as they look for ways to replace highly regulated fee revenue. The combination also favorably impacted our revenue mix, with a greater concentration of license revenue and higher margin services. Through the integration of SunGard into our existing operations, we achieved significant cost savings around administration and technology expenses and exited 2017 with a cost synergy run-rate savings exceeding $325 million.

We are actively migrating many financial institutions to outsourced integrated technology solutions to improve their profitability and address increasing and ongoing regulatory requirements. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of broader year-to-year economic and market changes that otherwise might have a larger impact on our results of operations. We believe our integrated solutions and outsourced services are well-positioned to address this outsourcing trend across the markets we serve.

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice-banking channels. We are focused on enabling our clients to deliver this experience to their customers through our integrated solutions and services. We continue to innovate and invest in these integrated solutions and services to assist clients as they address this market demand. This is an area of ongoing competition from global banks, international providers and disruptive technology innovators.
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

Notwithstanding challenging global economic conditions, our ongoing international business continued to experience growth in the first nine months of 2018 on a constant currency basis. Demand for our solutions may also continue to be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. For the full year of 2018, we anticipate an approximate $55 million adverse impact to revenue due to foreign currency translation.

On September 28, 2018, FIS entered into an agreement with Banco Bradesco to unwind the Brazilian Venture.  Under this agreement, the Brazilian Venture will spin-off certain assets of the business that also provide services to non-Bradesco clients to a new wholly-owned FIS subsidiary.  The subsidiary will enter into a long-term commercial agreement to provide current and new services to Banco Bradesco that include software application licensing and management, card portfolio migration, business process outsourcing, fraud management and professional services.  Banco Bradesco will then own 100% of the entity that previously housed the Brazilian Venture and its remaining assets that relate to card processing for Banco Bradesco, which Banco Bradesco will thereafter perform internally.  FIS expects to complete the transaction in the first half of 2019.  Post-closing, the transaction is expected to result in an annualized reduction in FIS’ reported revenue of approximately $200 million with minimal impact to its net earnings.  In addition, it resulted in impairment charges of $95 million in the third quarter of 2018.  The transaction is subject to Brazilian regulatory approval and FIS expects to complete the transaction in the first half of 2019.  For further detail on our Brazilian Venture see Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 1A. Risk Factors included in Part II in this report on Form 10-Q.

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

Revenue Recognition

The Company generates revenue in a number of ways, including from the delivery of account- or transaction-based processing, software as a service ("SaaS"), business process as a service ("BPaaS"), cloud offerings, software licensing, software related services, and professional services. We are frequently a party to multiple concurrent contracts with the same client. These situations require judgment to determine whether the individual contracts should be combined or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are negotiated as a package with a single commercial objective, whether the solutions or services promised in the contracts are a single performance obligation, and whether any of the payment terms of the contracts are interrelated. Our individual contracts also frequently include multiple promised solutions or services. At contract inception, we assess the solutions and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - i.e., if a solution or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. We must apply judgment in these circumstances in determining whether individual promised solutions or services can be considered distinct or should instead be combined with other promised solutions or services in the contract. We recognize revenue when or as we satisfy a performance obligation by transferring control of a solution or service to a customer. We must use judgment to determine the appropriate measure of progress for performance obligations satisfied over time and the timing of when the customer obtains control for performance obligations satisfied at a point in time. Judgment is also required in estimating and allocating variable consideration to one or more, but not all, performance obligations in a contract, determining the standalone selling prices of each performance obligation, and allocating the transaction price to each distinct performance obligation in a contract.

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

Transactions with Related Parties

See Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		As Adjusted *		As Adjusted *
Revenue	$2,084	$2,096	$6,256	$6,502
Cost of revenue	1,364	1,386	4,192	4,397
Gross profit	720	710	2,064	2,105
Selling, general, and administrative expenses	283	325	980	1,104
Asset impairments	95	—	95	—
Operating income	342	385	989	1,001
Other income (expense):
Interest expense, net	(80)	(84)	(225)	(267)
Other income (expense), net	(58)	(182)	(60)	(123)
Total other income (expense), net	(138)	(266)	(285)	(390)
Earnings before income taxes and equity method investment earnings (loss)	204	119	704	611
Provision (benefit) for income taxes	37	50	122	260
Equity method investment earnings (loss)	(4)	—	(11)	—
Net earnings	163	69	571	351
Net (earnings) loss attributable to noncontrolling interest	(9)	(10)	(23)	(24)
Net earnings attributable to FIS common stockholders	$154	$59	$548	$327

Net earnings per share — basic attributable to FIS common stockholders	$0.47	$0.18	$1.67	$0.99
Weighted average shares outstanding — basic	328	331	329	330
Net earnings per share — diluted attributable to FIS common stockholders	$0.47	$0.18	$1.65	$0.98
Weighted average shares outstanding — diluted	331	336	333	335
* See Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Comparisons of three-month and nine-month periods ended September 30, 2018 and 2017

Revenue

Revenue decreased $12 million, or 0.6%, during the three-month period, due to (1) the reduction in revenue from the sale of the Capco consulting business and the risk and compliance consulting business during the third quarter of 2017 and (2) the sale of the Certegy Check Services business unit during the third quarter of 2018. These decreases were partially offset by (1) growth in retail payments; (2) increased volumes in banking and wealth solutions (excluding the effects of the sale of the risk and compliance consulting business); (3) growth in GFS banking and payments solutions in North America; and (4) payments growth in Latin America. Additionally, the three months ended September 30, 2018 was also impacted from a $30 million unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar in 2018 versus the Brazilian Real.

Revenue decreased $246 million, or 3.8% during the nine-month period, due to (1) the reduction in revenue from the sale of the Capco consulting business and the risk and compliance consulting business during the third quarter of 2017; (2) the reduction in revenue from the sale of the PS&E business during the first quarter of 2017; and (3) a decline in retail check processing volumes and the sale of the Certegy Check Services business unit during the third quarter of 2018. This decrease was partially offset by (1) increased volumes in banking and wealth solutions (excluding the effects of the sale of the risk and compliance consulting business); (2) growth in GFS banking and payments solutions in North America; (3) growth in corporate and digital solutions; (4) growth in retail payments; and (5) payments growth in Latin America. Additionally, the nine months ended September 30, 2018 was also impacted by a $9 million unfavorable foreign currency impact primarily resulting from a stronger U.S. Dollar in 2018 versus the Brazilian Real.

See "Segment Results of Operations (Unaudited)" below for more detailed explanation.

Cost of Revenue and Gross Profit

Cost of revenue totaled $1,364 million and $1,386 million during the three-month periods and $4,192 million and $4,397 million during the nine-month periods ended September 30, 2018 and 2017, respectively, resulting in gross profit of $720 million and $710 million during the respective three-month periods and $2,064 million and $2,105 million during the nine-month periods ended September 30, 2018 and 2017, respectively. Gross profit as a percentage of revenue was 34.5% and 33.9% during the three-month periods and 33.0% and 32.4% during the nine-month periods ended September 30, 2018 and 2017, respectively. The change in gross profit during the 2018 period as compared to 2017 primarily resulted from the revenue variances noted above. The gross profit percentage change during the three and nine months ended September 30, 2018, as compared to 2017, was positively affected by the Capco consulting business divestiture during 2017 as well as cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $283 million and $325 million during the three-month periods and $980 million and $1,104 million during the nine-month periods ended September 30, 2018 and 2017, respectively. The year-over-year decrease is primarily driven by the sale of PS&E during the first quarter of 2017, the sale of the Capco consulting business and risk and compliance consulting business during the third quarter of 2017, the sale of Certegy Check Services business unit during the third quarter of 2018 and cost management initiatives.

Asset Impairments

During September 2018, as a result of entering into an agreement to unwind the Brazilian Venture that the Company operates with Banco Bradesco, the Company recorded pre-tax asset impairments totaling $95 million, including $42 million for the Brazilian Venture contract intangible asset, $25 million for goodwill, and $28 million for the assets being held for sale that will be transferred to Banco Bradesco upon closing of the agreement (see Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited)).

Operating Income

Operating income totaled $342 million and $385 million during the three-month periods and $989 million and $1,001 million during the nine-month periods ended September 30, 2018 and 2017, respectively. Operating income as a percentage of revenue (“operating margin”) was 16.4% and 18.4% during the three-month periods and 15.8% and 15.4% during the nine-month periods ended September 30, 2018 and 2017, respectively. The changes in operating income for the three-month and nine-month periods of 2018 as compared to 2017 resulted from the variances addressed above. The change in operating margin during the 2018 periods was negatively impacted by asset impairments. Excluding the asset impairments, operating margins improved primarily from cost management initiatives and the Capco consulting business divestiture during 2017.

Total Other Income (Expense), Net

Interest expense is typically the primary component of total other income (expense); however, during the nine-month period ended September 30, 2017, other income (expense) was also a significant component.

The decrease of $4 million and $42 million in interest expense during the three-month and nine-month periods ended September 30, 2018 as compared to the 2017 periods is primarily due to a lower weighted average interest rate on the outstanding debt.

Other income (expense) net decreased $124 million for the three-month periods and $63 million for the nine-month periods ended September 30, 2018 as compared to the 2017 periods. Other income (expense) for the three and nine months ended September 30, 2018 includes a pre-tax loss of $54 million on the sale of the Certegy Check Services business unit. Other income (expense) net for the three-month period ended September 30, 2017, includes a pre-tax loss of $33 million on the sale of the Capco consulting and risk and compliance business and other divestitures and a pre-tax charge of $167 million in tender premiums and the write-off of previously capitalized debt issuance costs on the repurchase of approximately $2,000 million in aggregate principal of debt securities. Additionally, the nine months ended September 30, 2017 also include a pre-

tax gain of $85 million on the sale of the PS&E business and a pre-tax charge of approximately $25 million due to the redemption of the Senior Notes due March 2022 and the pay down of the 2018 Term Loans, consisting of the call premium on the Senior Notes due March 2022 and the write-off of previously capitalized debt issuance costs.

Provision (Benefit) for Income Taxes

Income tax expense totaled $37 million and $50 million during the three-month periods and $122 million and $260 million during the nine-month periods ended September 30, 2018 and 2017, resulting in effective tax rates of 18% and 42% for the three-month periods and 17% and 43% for the the nine-month periods, respectively. The 2018 effective tax rate includes the impact of the reduction in the U.S. federal income tax rate from 35% to 21% due to tax reform enacted December 22, 2017.  In addition to the federal tax rate of 35% for 2017, the 2017 effective tax rates include the impact of the write-off of goodwill with no tax basis in connection with the sale of our PS&E business and additional taxes related to book basis in the units of Cardinal in excess of tax basis.

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

Equity Method Investment Earnings (Loss)

On July 31, 2017, FIS obtained a minority equity interest in Cardinal as further described in Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited). We recorded losses from this equity method investment totaling $4 million and $11 million during the three- and nine-month periods ended September 30, 2018, respectively.

Net Earnings Attributable to FIS Common Stockholders

Net earnings attributable to FIS common stockholders totaled $154 million and $59 million resulting in earnings per diluted share of $0.47 and $0.18 for the three-month periods ended September 30, 2018 and 2017, respectively, and $548 million and $327 million resulting in earnings per diluted share of $1.65 and $0.98 for the nine-month periods ended September 30, 2018 and 2017, respectively. These results reflect the variances described above.

Segment Results of Operations (Unaudited)

Adjusted EBITDA is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization, including amortization of purchased intangibles), plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting." The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments; acquisition, integration and certain other costs; and asset impairments. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 13 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report.

Integrated Financial Solutions
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$1,090	$1,038	$3,275	$3,162
Adjusted EBITDA	$496	$469	$1,440	$1,374

Three months ended September 30:

Revenue increased $52 million, or 5.0%, due to (1) growth in retail payments contributing 2.7%; (2) increased volumes in banking and wealth solutions (excluding the effects of the sale of the risk and compliance consulting business) contributing 2.3%; and (3) growth in corporate and digital solutions contributing 0.5%. These items were partially offset by the sale of the risk and compliance consulting business contributing (0.5%).

Adjusted EBITDA increased $27 million, or 5.8%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 30 basis points to 45.5% primarily driven by operating efficiencies.

Nine months ended September 30:

Revenue increased $113 million, or 3.6%, due to (1) increased volumes in banking and wealth solutions (excluding the effects of the sale of the risk and compliance consulting business) contributing 2.5%; (2) growth in corporate and digital solutions contributing 1.0%; and (3) growth in retail payments contributing 0.9%. These items were partially offset by the sale of the risk and compliance consulting business contributing (0.8%).

Adjusted EBITDA increased $66 million, or 4.8%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 50 basis points to 44.0% primarily driven by a revenue mix shift and operating efficiencies.

Global Financial Solutions
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$916	$975	$2,742	$3,064
Adjusted EBITDA	$355	$337	$973	$940

Three months ended September 30:

Revenue decreased $59 million, or 6.1%, primarily due to (1) the sale of the Capco consulting business and other divestitures contributing (5.4%); and (2) unfavorable foreign currency impact contributing (3.1%) or approximately $30 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real. These decreases were partially offset by (1) growth in GFS banking and payments solutions in North America contributing 1.7%; and (2) and payments growth in Latin America contributing 0.9%.

Adjusted EBITDA increased $18 million, or 5.3%, primarily due to the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margins increased 420 basis points to 38.8% resulting from the positive impact of the Capco consulting business divestiture during 2017, as well as continued cost management initiatives.

Nine months ended September 30:

Revenue decreased $322 million, or 10.5%, primarily due to (1) the sale of the Capco consulting business and other divestitures contributing (11.5%); and (2) unfavorable foreign currency impact contributing (0.4%) or approximately $11 million driven by a stronger U.S. Dollar versus the Brazilian Real, partially offset by (1) growth in GFS banking and payments solutions in North America contributing 0.7%; and (2) payments growth in Latin America contributing 0.7%.

Adjusted EBITDA increased $33 million, or 3.5%, primarily resulting from favorable revenue mix and continued cost management initiatives. Adjusted EBITDA margins increased 480 basis points to 35.5% resulting from the positive impact of the Capco consulting business divestiture during 2017, as well as continued cost management initiatives.

Corporate and Other
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$78	$83	$239	$276
Adjusted EBITDA	$(43)	$(55)	$(143)	$(151)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses, including our global commercial services business, Certegy Check Services business unit (which was divested on August 31, 2018), and PS&E business (which was divested on February 1, 2017).

Three months ended September 30:

Revenue decreased $5 million, or 6.0%, primarily from the reduction in revenue from the sale of the Certegy Check Services business unit during the third quarter of 2018.

Adjusted EBITDA increased $12 million, or 21.8%, primarily resulting from the early results of our data center consolidation program.

Nine months ended September 30:

Revenue decreased $37 million, or 13.4%, primarily from the reduction in revenue from the sale of the PS&E business during the first quarter of 2017, as well as a decline in retail check processing volumes and the sale of the Certegy Check Services business unit during the third quarter of 2018.

Adjusted EBITDA increased $8 million, or 5.3%, primarily resulting from a reduction in infrastructure technology expenses and the early results of of our data center consolidation program, partially offset by the revenue variance noted above.

Liquidity and Capital Resources
Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility and the Commercial Paper Program described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
As of September 30, 2018, we had cash and cash equivalents of $632 million and long-term debt of $9.0 billion, including the current portion, net of capitalized debt issuance costs. Of the $632 million cash and cash equivalents, approximately $367 million is held by our foreign entities. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.32 per common share was paid on September 28, 2018 to shareholders of record as of the close of business on September 14, 2018.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.

Cash Flows from Operations
Cash flows from operations were $1,288 million and $1,079 million during the nine-month periods ended September 30, 2018 and 2017, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $209 million higher in the 2018 period primarily due to (1) higher net earnings during 2018 due to the impact of the reduction in the U.S. federal income tax rate from 35% to 21% due to tax reform enacted December 22, 2017 resulting in lower U.S. federal income tax payments and (2) lower trade receivables from increased collections resulting from a reduction in days sales outstanding. These increases were partially offset by U.S. federal estimated income tax payments normally due in the third and fourth quarters of 2017 that were paid during the first quarter of 2018 due to the Hurricane Irma Relief Program and timing of working capital.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $464 million and $448 million in capital expenditures (excluding capital leases) during the nine-month periods ended September 30, 2018 and 2017, respectively.

Financing

For more information regarding the Company’s long-term debt and financing activity see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations during the first nine months of 2018 in comparison to the table included in our Annual Report on Form 10-K as filed on February 22, 2018, except as disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments are meant to reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues, which are 1) debt prepayment for debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds for the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. FIS elected to adopt this standard in the third quarter of 2017. FIS has applied the presentation guidance above to its statements of cash flows and all adjustments have been reflected on a retrospecive basis. The primary impact of adopting the new guidance is our 2017 presentation of debt prepayment and related costs being reflected in financing activities rather than operating activities.

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
In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends substantially all authoritative literature for revenue recognition, including industry-specific requirements, and converges the guidance under this topic with that of the International Financial Reporting Standards. It also includes guidance on accounting for the incremental costs of obtaining and costs incurred to fulfill a contract with a customer. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The FASB has issued several amendments to Topic 606, including further guidance on principal versus agent consideration, clarification on identifying performance obligations and accounting for licenses of intellectual property.

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

Upon retrospective application of Topic 606, our revenue decreased by approximately $455 million and $410 million and net earnings decreased approximately $58 million and $43 million for the years ended December 31, 2017 and 2016, respectively. We recorded a net reduction to opening retained earnings of approximately $23 million as of January 1, 2016 due to the cumulative impact of adopting the standard. The impact of Topic 606 on our 2017 and 2016 operating results may or may not be representative of the impact on subsequent years’ results.

Recent Accounting Guidance Not Yet Adopted

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842;” ASU No. 2018-10, “Codification Improvements to Topic 842, Leases;” and ASU No. 2018-11, “Targeted Improvements” (collectively, the “new standard”). The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Under the new standard, lessor accounting is largely unchanged.

The new standard is effective for public business entities on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We will adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the "package of practical expedients," which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements. The new standard also provides practical expedients for an entity’s ongoing accounting including short-term lease recognition and measurement exemption and non-separation of lease and non-lease components by asset class. We are currently assessing the extent to which we will elect these practical expedients.

We expect that this standard will have an immaterial effect on results of operations. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases and providing new disclosures about our leasing activities.

On June 16, 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instrument - Credit Losses (Topic 326): Measurements on Credit Losses of Financial Instruments.” This ASU's primary objectives are to implement new methodology for calculating credit losses on financial instruments (e.g., trade receivables) based on expected credit losses and broadens the types of information companies must use when calculating the estimated losses. Under current guidance, the credit losses are calculated based on multiple credit impairment objectives and recognition is delayed until the loss is probable to occur. Under the new guidance, financial assets measured at amortized cost basis must be shown as the net amount expected to be collected. The credit loss allowance is a contra-valuation account. Available-for-sale securities should continue to be recognized in a similar manner to current GAAP; however, the allowance should be presented as an allowance instead of a write-down of the basis of the asset. For public business entities, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period beginning after December 15, 2018. We do not plan to early adopt and expect that the new guidance will not have a material impact on our financial statement presentation, financial position, or results of operations.

On August 29, 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU clarifies that implementation costs incurred by customers in cloud computing arrangements should be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The provisions in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. For public business entities, ASU 2018-15 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2018-15 will have on our financial position and results of operations.

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

The senior notes as described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) represent substantially all of our fixed-rate long-term debt obligations as of September 30, 2018. The carrying value excluding unamortized discounts of the senior notes was $8,501 million as of September 30, 2018. The fair value of the senior notes was approximately $8,405 million as of September 30, 2018. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate long-term debt obligations principally relate to borrowings under the FIS Credit Agreement (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)). An increase of 100 basis points in the LIBOR rate would increase our annual debt service under the FIS Credit Agreement by approximately $6 million (based on principal amounts outstanding as of September 30, 2018). We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2018. This sensitivity analysis is based solely on the principal amount of such debt as of September 30, 2018, and does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of September 30, 2017, and calculated in the same manner as set forth above, an increase of 100 basis points in the LIBOR rate would have increased our annual interest expense, after we calculate the impact of our interest rate swaps, by approximately $6 million.

As of September 30, 2018, we had no interest rate swaps.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. During the three and nine months ended September 30, 2018, we generated approximately $376 million and $1,133 million, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2018	2017	2018	2017
Pound Sterling	$8	$11	$25	$33
Euro	8	8	22	27
Real	9	10	27	29
Indian Rupee	3	4	10	10
Total increase or decrease	$28	$33	$84	$99

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenue included $30 million and $9 million of unfavorable foreign currency impact during the three and nine months ended September 30, 2018, respectively, resulting from changes in the U.S. Dollar during 2018 as compared to 2017. Net earnings attributable to FIS common stockholders included $5 million and $5 million of unfavorable foreign currency impact during the three and nine months ended September 30, 2018. For the full year of 2018, we anticipate an approximate $55 million adverse impact to revenue due to foreign currency translation.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans. We did not have significant forward contracts as of September 30, 2018. The Company also utilizes non-derivative net investment hedges in order to reduce the volatility in the income statement caused by the changes in foreign currency exchange rates (see Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited)).

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed discussion of risk factors affecting the Company. The following new risk factor replaces in its entirety the risk factor in our Form 10-K for the year-ended December 31, 2017, titled, “We have a substantial investment in our Brazilian Venture and obtain significant revenue through that venture that would be lost and result in significant termination costs if our venture partner were to terminate the agreement, to the extent not replaced by further commercial agreements.”

The future results of our Brazilian operations may not meet our financial goals following the unwinding of the Brazilian Venture.
On September 28, 2018, FIS entered into an agreement with Banco Bradesco to unwind the Brazilian Venture.  Under this agreement, the Brazilian Venture will spin-off certain assets of the business that also provide services to non-Bradesco clients to a new wholly-owned FIS subsidiary.  The subsidiary will enter into a long-term commercial agreement to provide current and new services to Banco Bradesco that include software application licensing and management, card portfolio migration, business process outsourcing, fraud management and professional services.  Banco Bradesco will then own 100% of the entity that previously housed the Brazilian Venture and its remaining assets that relate to card processing for Banco Bradesco, which Banco Bradesco will thereafter perform internally.  FIS expects to complete the transaction in the first half of 2019.  Post-closing, the transaction is expected to result in an annualized reduction in FIS’ reported revenue of approximately $200 million with minimal impact to its net earnings.
While FIS expects the net earnings from current non-Bradesco customers and the current and new services provided to Bradesco by FIS to substantially replace the net earnings lost from the unwinding of the Brazilian Venture, no assurance can be made in this regard, and FIS may fail to meet its financial goals to grow the business following the closing of the transaction.  Further, it is possible that existing non-Bradesco clients may reduce the amount of services we perform for them following the unwinding of the Brazilian Venture.  In addition, the costs of unwinding the Brazilian Venture or of operating in Brazil on a stand-alone basis could be higher than we anticipate.

For further detail on our Brazilian Venture see Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended September 30, 2018:

				Approximate dollar
				value of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
July 2018	1.9	$107.37	$200	$3,094
August 2018	1.7	$105.41	175	$2,919
September 2018	0.8	$109.28	90	$2,830
	4.3		$465

Amounts in table may not sum or calculate due to rounding.

(1)
Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on July 20, 2017, authorized repurchases of up to $4.0 billion through December 31, 2020. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $2.8 billion of plan capacity remained available for repurchases as of September 30, 2018.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: October 30, 2018	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: October 30, 2018	By:	/s/ KATY T. THOMPSON
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