Form 10-Q
period 2019-03-31
Fidelity National Information Services, Inc.
filed 2019-04-30
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of April 29, 2019, 323,630,424 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2019
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
A. Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	2
B. Condensed Consolidated Statements of Earnings for the three months ended March 31, 2019 and 2018	3
C. Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2019 and 2018	4
D. Condensed Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018	5
E. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	6
F. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosure About Market Risks	30
Item 4. Controls and Procedures	32
Part II: OTHER INFORMATION
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6. Exhibits	47
EX-2.1
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$576	$703
Settlement deposits	666	700
Trade receivables, net of allowance for doubtful accounts of $27 and $17 as of March 31, 2019 and December 31, 2018, respectively	1,451	1,472
Contract assets	123	123
Settlement receivables	346	281
Other receivables	150	166
Prepaid expenses and other current assets	299	288
Total current assets	3,611	3,733
Property and equipment, net	556	587
Goodwill	13,544	13,545
Intangible assets, net	3,019	3,132
Computer software, net	1,777	1,795
Other noncurrent assets	1,028	503
Deferred contract costs, net	538	475
Total assets	$24,073	$23,770
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$1,068	$1,099
Settlement payables	946	972
Deferred revenue	854	739
Short-term borrowings	600	267
Current portion of long-term debt	53	48
Total current liabilities	3,521	3,125
Long-term debt, excluding current portion	8,562	8,670
Deferred income taxes	1,351	1,360
Other long-term liabilities	681	326
Deferred revenue	55	67
Total liabilities	14,170	13,548
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 600 shares authorized, 433 and 433 shares issued as of March 31, 2019 and December 31, 2018	4	4
Additional paid in capital	10,844	10,800
Retained earnings	4,558	4,528
Accumulated other comprehensive earnings (loss)	(427)	(430)
Treasury stock, $0.01 par value, 110 and 106 common shares as of March 31, 2019 and December 31, 2018, respectively, at cost	(5,083)	(4,687)
Total FIS stockholders’ equity	9,896	10,215
Noncontrolling interest	7	7
Total equity	9,903	10,222
Total liabilities and equity	$24,073	$23,770

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2019	2018

Revenue	$2,057	$2,066
Cost of revenue	1,381	1,414
Gross profit	676	652
Selling, general and administrative expenses	361	358
Operating income	315	294
Other income (expense):
Interest expense, net	(75)	(72)
Other income (expense), net	(52)	3
Total other income (expense), net	(127)	(69)
Earnings before income taxes and equity method investment earnings (loss)	188	225
Provision (benefit) for income taxes	32	34
Equity method investment earnings (loss)	(7)	(1)
Net earnings	149	190
Net (earnings) loss attributable to noncontrolling interest	(1)	(8)
Net earnings attributable to FIS common stockholders	$148	$182

Net earnings per share — basic attributable to FIS common stockholders	$0.46	$0.55
Weighted average shares outstanding — basic	323	330
Net earnings per share — diluted attributable to FIS common stockholders	$0.45	$0.54
Weighted average shares outstanding — diluted	326	334
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended March 31,
	2019		2018

Net earnings		$149		$190
Other comprehensive earnings, before tax:
Foreign currency translation adjustments	$6		$14
Minimum pension liability adjustment	(4)		—
Other comprehensive earnings (loss), before tax:	2		14
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(1)		—
Other comprehensive earnings (loss), net of tax	$3	3	$14	14
Comprehensive earnings:		152		204
Net (earnings) loss attributable to noncontrolling interest		(1)		(8)
Other comprehensive (earnings) loss attributable to noncontrolling interest		—		—
Comprehensive earnings attributable to FIS common stockholders		$151		$196
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three months ended March 31, 2019 and 2018
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2018	433	(106)	$4	$10,800	$4,528	$(430)	$(4,687)	$7	$10,222
Exercise of stock options	—	—	—	25	—	—	27	—	52
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(23)	—	(23)
Purchases of treasury stock	—	(4)	—	—	—	—	(400)	—	(400)
Stock-based compensation	—	—	—	19	—	—	—	—	19
Cash dividends paid ($0.35 per share per quarter) and other distributions	—	—	—	—	(113)	—	—	(1)	(114)
Other	—	—	—	—	(5)	—	—	—	(5)
Net earnings	—	—	—	—	148	—	—	1	149
Other comprehensive earnings, net of tax	—	—	—	—	—	3	—	—	3
Balances, March 31, 2019	433	(110)	$4	$10,844	$4,558	$(427)	$(5,083)	$7	$9,903

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings	stock	interest	equity
Balances, December 31, 2017	432	(99)	$4	$10,534	$4,109	$(332)	$(3,604)	$109	$10,820
Exercise of stock options	—	1	—	32	—	—	60	—	92
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(1)	—	—	(17)	—	(18)
Purchases of treasury stock	—	(4)	—	—	—	—	(401)	—	(401)
Stock-based compensation	—	—	—	20	—	—	—	—	20
Cash dividends paid ($0.32 per share per quarter) and other distributions	—	—	—	—	(105)	—	—	(1)	(106)
Net earnings	—	—	—	—	182	—	—	8	190
Other comprehensive earnings, net of tax	—	—	—	—	—	14	—	—	14
Balances, March 31, 2018	432	(102)	$4	$10,585	$4,186	$(318)	$(3,962)	$116	$10,611
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$149	$190
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	368	352
Amortization of debt issue costs	4	5
Loss (gain) on sale of businesses and investments	6	(7)
Stock-based compensation	19	20
Deferred income taxes	(10)	(14)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	13	44
Contract assets	(1)	2
Settlement activity	(56)	2
Prepaid expenses and other assets	(117)	(43)
Deferred contract costs	(106)	(65)
Deferred revenue	110	69
Accounts payable, accrued liabilities, and other liabilities	(85)	(201)
Net cash provided by operating activities	294	354

Cash flows from investing activities:
Additions to property and equipment	(37)	(54)
Additions to computer software	(108)	(118)
Net proceeds from sale of businesses and investments	43	49
Other investing activities, net	(41)	(4)
Net cash provided by (used in) investing activities	(143)	(127)

Cash flows from financing activities:
Borrowings	5,952	1,971
Repayment of borrowings and other financing obligations	(5,754)	(1,711)
Proceeds from exercise of stock options	62	98
Treasury stock activity	(423)	(424)
Dividends paid	(113)	(106)
Other financing activities, net	1	(1)
Net cash provided by (used in) financing activities	(275)	(173)

Effect of foreign currency exchange rate changes on cash	(3)	6
Net increase (decrease) in cash and cash equivalents	(127)	60
Cash and cash equivalents, beginning of period	703	665
Cash and cash equivalents, end of period	$576	$725

Supplemental cash flow information:
Cash paid for interest	$49	$46
Cash paid for income taxes	$44	$138
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

(1)    Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The preparation of these Condensed Consolidated Financial Statements (Unaudited) in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements (Unaudited) and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications have been made in the 2018 Condensed Consolidated Financial Statements (Unaudited) to conform to the classifications used in 2019. Amounts in tables in the financial statements and accompanying footnotes may not sum due to rounding.

We report the results of our operations in three reporting segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other (see Note 13).

(2)    Summary of Significant Accounting Policies

(a)	Change in Accounting Policy

The Company adopted Topic 842, Leases, with an initial application date of January 1, 2019. As a result, the Company has changed its accounting policy for leases. The accounting policy pursuant to Topic 842 for operating leases is disclosed below. The primary impact of adopting Topic 842 is the establishment of a right-of-use ("ROU") model that requires a lessee to recognize ROU assets and lease liabilities on the consolidated balance sheet for operating leases.

The Company applied Topic 842 using the effective date method; consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019. For transition purposes, the Company elected the "package of practical expedients," which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient not to separate lease and non-lease components. The Company did not elect the use-of-hindsight practical expedient nor the short-term lease recognition exemption allowed under the new standard.

The adoption of ASC 842 resulted in the recognition of operating lease ROU assets and lease liabilities on the Company’s Condensed Consolidated Balance Sheet (Unaudited) of $442 million and $446 million, respectively, on January 1, 2019. The standard did not impact the Company’s results of operations or cash flows.

(b)	Operating Leases

The Company leases certain of its property, primarily real estate, under operating leases. Operating lease ROU assets are included in other noncurrent assets, and operating lease liabilities are included in accounts payable, accrued and other liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets (Unaudited). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any prepaid lease payments and exclude lease incentives received. The Company uses an incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Lease terms may include options to extend, generally ranging from one to five years, or to terminate the lease when it is reasonably certain that the Company will

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Lease agreements may include lease and related non-lease components, which are accounted for as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

(3)    Pending Acquisition of Worldpay

On March 17, 2019, FIS, Wrangler Merger Sub, Inc., a wholly owned subsidiary of FIS (“Merger Sub”), and Worldpay, Inc. (“Worldpay”) entered into an Agreement and Plan of Merger (the “merger agreement”) pursuant to which Merger Sub will merge with and into Worldpay (the “merger”), with Worldpay surviving the merger and becoming a wholly owned subsidiary of FIS. Worldpay is a leading payments technology company with unique capability to power global omni-commerce. With an integrated technology platform, Worldpay offers a comprehensive suite of products and services, delivered globally through a single provider. Worldpay processes over 40 billion transactions annually, supporting more than 300 payment types across 146 countries and 126 currencies. Worldpay is focused on expanding into high-growth markets and customer segments, including global eCommerce, integrated payments and B2B. FIS and Worldpay have complementary solutions and services, and clients will benefit from our combined global payment capabilities, robust risk and fraud solutions and advanced data analytics.

Under the terms of the merger agreement, FIS will acquire 100 percent of the equity of Worldpay. At the closing, Worldpay shareholders will receive approximately 289 million shares of FIS common stock and $3.4 billion in cash, subject to certain adjustments, using an exchange ratio of 0.9287 FIS shares plus $11.00 in cash for each share of Worldpay. In addition, FIS expects to repay approximately $7.4 billion in Worldpay debt in connection with the merger, although depending on market conditions it may choose to leave outstanding some or all of Worldpay’s existing notes in an aggregate principal amount of approximately $1.7 billion, which would reduce the amount of permanent financing FIS would seek to raise, as discussed below. The combination of stock and cash values Worldpay at an enterprise value of approximately $43 billion, including the repayment/assumption of Worldpay debt of approximately $7.4 billion. Upon closing, FIS shareholders will own approximately 53 percent and Worldpay shareholders will own approximately 47 percent of the combined company on a fully diluted basis. The acquisition is subject to receipt of required regulatory and stockholder approvals and other customary closing conditions. The merger is not subject to a financing condition. FIS expects to close the acquisition in the third quarter of 2019.

In connection with the merger, on March 17, 2019, FIS entered into a bridge facility commitment letter (the “original commitment letter”), with Barclays Bank PLC, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (the “Lenders”), pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $9.5 billion (the “bridge facility”), consisting of (i) a $2.0 billion tranche (the “amendment tranche”) to backstop an amendment to FIS’ existing Revolving Credit Facility, dated September 21, 2018, as defined in Note 7, to permit the borrowing of revolving loans thereunder up to $2.0 billion (the “specified revolving loans”), on a limited conditionality basis consistent with the conditions precedent to funding under the bridge facility and (ii) a $7.5 billion tranche (the “capital markets tranche”). The capital markets tranche of the bridge facility was established for the purpose of refinancing certain outstanding indebtedness of Worldpay and its subsidiaries on the closing date, financing a portion of the merger consideration, and paying fees and expenses related to the merger, the refinancing and the related transactions. FIS intends to replace the capital markets tranche of the bridge facility prior to the closing of the merger with permanent financing, which we currently expect to include debt securities, commercial paper and/or revolving credit borrowings.

On March 29, 2019, FIS and certain financial institutions party to the existing Revolving Credit Facility entered into an amendment to the existing Revolving Credit Facility to, among other things, permit the borrowing of the specified revolving loans on a limited conditionality basis consistent with the conditions precedent to funding under the bridge facility and, in connection with the entry into such amendment, the commitments in respect of the amendment tranche of the bridge facility were automatically and permanently reduced to zero. The specified revolving loans may also be used to refinance certain outstanding indebtedness of Worldpay and its subsidiaries on the closing date, finance a portion of the merger consideration and pay fees and expenses related to the merger, the refinancing and the related transactions.

On April 5, 2019, FIS and certain financial institutions party to the existing Revolving Credit Facility entered into a second amendment to the existing Revolving Credit Facility to permit FIS to exclude indebtedness issued or incurred for the purpose of financing any acquisition that utilizes at least $1.5 billion of debt financing from the calculation of the maximum leverage ratio permitted thereunder prior to the consummation of such acquisition or the termination of the acquisition agreement with

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

respect thereto; provided that such acquisition financing includes provisions requiring its repayment if the acquisition is not completed.

The funding of the capital markets tranche of the bridge facility on the closing date is subject to the satisfaction (or waiver) of certain conditions set forth in the commitment letter, including, among others, completion of the merger substantially concurrent with the funding of the bridge facility, the non-occurrence of a material adverse effect (as defined in the merger agreement) with respect to Worldpay, delivery of certain financial statements of FIS and Worldpay, the accuracy (subject to certain materiality qualifiers) of certain representations and warranties, the execution and delivery of definitive documentation and other customary conditions more fully set forth in the commitment letter. The conditions precedent to the funding of the specified revolving loans under the existing Revolving Credit Facility on the closing date are substantially the same as the conditions precedent to the funding of the bridge facility on the closing date.

(4)    Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and recurring nature of revenue recognized. The tables also include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

For the three months ended March 31, 2019 (in millions):

	Reportable Segments
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$1,086	$441	$52	$1,579
All others	43	422	13	478
Total	$1,129	$863	$65	$2,057

Type of Revenue:
Processing and services	$911	$463	$60	$1,434
License and software related	85	250	—	335
Professional services	41	146	2	189
Hardware and other	92	4	3	99
Total	$1,129	$863	$65	$2,057

Recurring Nature of Revenue Recognition:
Recurring fees	$993	$617	$60	$1,670
Non-recurring fees	136	246	5	387
Total	$1,129	$863	$65	$2,057

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

Contract Balances

The Company recognized revenue of $321 million and $282 million during the three months ended March 31, 2019 and 2018, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2019, approximately $20.0 billion of revenue is estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 35% of our remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

(5)    Condensed Consolidated Financial Statement Details

The following table shows the Company’s Condensed Consolidated Financial Statement (Unaudited) details as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019			December 31, 2018
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,650	$1,094	$556	$1,645	$1,058	$587
Intangible assets	$6,155	$3,136	$3,019	$6,122	$2,990	$3,132
Computer software	$3,143	$1,366	$1,777	$3,103	$1,308	$1,795

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company entered into other financing obligations of $34 million and $0 million during the three months ended March 31, 2019 and 2018, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the other financing obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited). Periodic payments are included in repayment of borrowings and other financing obligations on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the three months ended March 31, 2019 are summarized as follows (in millions):

Total
Balance, December 31, 2018	$13,545
Foreign currency adjustments	(1)
Balance, March 31, 2019	$13,544

As of March 31, 2019, intangible assets, net of amortization, includes $2,933 million of customer relationships and other amortizable intangible assets, $43 million of finite-lived trademarks, as well as $43 million of non-amortizable indefinite-lived trademarks.  Amortization expense with respect to these intangible assets was $156 million and $167 million for the three months ended March 31, 2019 and 2018, respectively.

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

(6)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of March 31, 2019 and December 31, 2018 consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Contract costs on implementations in progress	$82	$93
Incremental contract origination costs on completed implementations, net	279	219
Contract fulfillment costs on completed implementations, net	177	163
Total deferred contract costs, net	$538	$475

Amortization of deferred contract costs on completed implementations was $44 million and $29 million during the three months ended March 31, 2019 and 2018, respectively, and there were no impairment losses in relation to the costs capitalized for the period presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)    Debt
Long-term debt as of March 31, 2019 and December 31, 2018, consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Senior Notes due October 2020, interest payable semi-annually at 3.625% ("2020 Notes")	$1,150	$1,150
Senior Euro Notes due January 2021, interest payable annually at 0.400% ("2021 Euro Notes")	561	572
Senior Notes due August 2021, interest payable semi-annually at 2.250% ("2021 Notes")	750	750
Senior GBP Notes due June 2022, interest payable annually at 1.700% ("2022 GBP Notes")	391	382
Senior Notes due October 2022, interest payable semi-annually at 4.500% ("2022 Notes")	300	300
Senior Notes due April 2023, interest payable semi-annually at 3.500% ("2023 Notes")	700	700
Senior Notes due June 2024, interest payable semi-annually at 3.875% ("2024 Notes")	400	400
Senior Euro Notes due July 2024, interest payable annually at 1.100% ("2024 Euro Notes")	561	572
Senior Notes due October 2025, interest payable semi-annually at 5.000% ("2025 Notes")	900	900
Senior Notes due August 2026, interest payable semi-annually at 3.000% ("2026 Notes")	1,250	1,250
Senior Notes due May 2028, interest payable semi-annually at 4.250% ("2028 Notes")	400	400
Senior Notes due August 2046, interest payable semi-annually at 4.500% ("2046 Notes")	500	500
Senior Notes due May 2048, interest payable semi-annually at 4.750% ("2048 Notes")	600	600
Revolving Credit Facility (1)	88	208
Other	64	34
	8,615	8,718
Current portion of long-term debt	(53)	(48)
Long-term debt, excluding current portion	$8,562	$8,670

(1)
Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. As of March 31, 2019, the weighted-average interest rate on the Revolving Credit Facility, excluding fees, was 3.66%.

On December 21, 2018, FIS entered into an interest rate swap that effectively converted the 2024 Euro Notes from a fixed-rate to a floating rate debt obligation. This derivative instrument was designated as a fair value hedge of the debt obligation. The fair value of the interest rate swap was $7 million at March 31, 2019, recorded as a increase in the hedged debt balance.

On September 21, 2018, FIS established a U.S. commercial paper program (the “Commercial Paper Program”) for the issuance and sale of senior, unsecured commercial paper notes (the “Notes”), up to a maximum aggregate amount outstanding at any time of $4.0 billion. The Notes have maturities of up to 397 days from the date of issue. The proceeds of the Notes are expected to be used for general corporate purposes. As of March 31, 2019 and December 31, 2018, the outstanding principal balance of the Commercial Paper Program was $600 million and $250 million, respectively, recorded as short-term borrowings on the Condensed Consolidated Balance Sheets (Unaudited). The weighted-average interest rate on the Notes was 2.79% as of March 31, 2019.

On September 21, 2018, FIS entered into a Seventh Amendment and Restatement Agreement (“Credit Facility Agreement”), which amends and restates FIS’ existing credit agreement (as amended, the “Restated Credit Agreement”). The Credit Facility Agreement increases the revolving credit commitments outstanding under the Revolving Credit Facility (“Revolving Credit Facility”) existing under the Restated Credit Agreement from $3.0 billion to $4.0 billion and extends the term of the Restated Credit Agreement to September 21, 2023. Borrowing under the Revolving Credit Facility will generally be used for general corporate purposes, including backstopping any Notes that FIS may issue under the Commercial Paper Program described above. As of March 31, 2019, the outstanding principal balance of the Revolving Credit Facility was $88 million, with $3,906 million of borrowing capacity remaining thereunder (net of $6 million in outstanding letters of credit issued under the Revolving Credit Facility).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In connection with the pending acquisition of Worldpay, FIS entered into a bridge facility commitment letter on March 17, 2019. In addition, the Revolving Credit Facility was amended on March 29, 2019 and April 5, 2019. See Note 3 for further discussion.

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

The following summarizes the aggregate maturities of our long-term debt and other financing obligations based on stated contractual maturities, excluding the fair value of the interest rate swap and net unamortized non-cash bond premiums and discounts of $32 million, as of March 31, 2019 (in millions):

Total
2019	$46
2020	1,196
2021	1,355
2022	701
2023	793
Thereafter	4,611
Total principal payments	8,702
Debt issuance costs, net of accumulated amortization	(55)
Total long-term debt	$8,647

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

Debt issuance costs of $55 million, net of accumulated amortization, remain capitalized as of March 31, 2019, related to all of the above outstanding debt.

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

The fair value of the Company’s long-term debt is estimated to be approximately $37 million higher than the carrying value excluding the fair value of the interest rate swap and unamortized discounts as of March 31, 2019. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to March 31, 2019, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)    Financial Instruments

As of March 31, 2019 and December 31, 2018, we had no significant forward contracts and no cash flow hedges outstanding.

Fair Value Hedge

During the fourth quarter of 2018, the Company entered into an interest rate swap with a €500 million notional value converting the interest rate exposure on the Company's 2024 Euro Notes from fixed to variable. We designated this interest rate swap as a fair value hedge for accounting purposes. The fair value of the interest rate swap was a $7 million asset at March 31, 2019, recorded as a increase in the hedged debt balance (see Note 7).

Net Investment Hedges

During the fourth quarter of 2018, the Company entered into cross-currency interest rate swaps with an aggregate notional amount of $716 million, which were designated as net investment hedges of its investment in Euro and GBP denominated operations. The fair value of the cross-currency interest rate swaps was a net $3 million liability at March 31, 2019.

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

During the three months ended March 31, 2019 and 2018, net investment hedge aggregate gain (loss) of $7 million and $(38) million, net of tax, respectively, for the change in fair value was recorded in other comprehensive income as a component of foreign currency translation adjustments. No ineffectiveness was recorded on the net investment hedges.

(9)    Operating Leases

The classification of the Company’s operating lease ROU assets and liabilities in the Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2019 was as follows (in millions):

	Classification	March 31, 2019
Operating lease ROU assets	Other noncurrent assets	$440

Operating lease liabilities	Accounts payable, accrued and other liabilities	$109
	Other long-term liabilities	336
Total operating lease liabilities		$445

Operating lease cost was $31 million and variable lease cost was $7 million for the three months ended March 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $30 million for the three months ended March 31, 2019. Operating lease ROU assets obtained in exchange for operating lease liabilities was $27 million for the three months ended March 31, 2019. The weighted average remaining operating lease term was 5.5 years and the weighted average operating lease discount rate was 3.7% as of March 31, 2019.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Maturities of operating lease liabilities, as of March 31, 2019 were as follows (in millions):

2019 remaining period	$89
2020	110
2021	87
2022	59
2023	43
Thereafter	108
Total lease payments	496
Less: Imputed interest	(51)
Total operating lease liabilities	$445

Aggregate future minimum operating lease payments for each of the years in the five years ending December 31, 2023, and thereafter, as of December 31, 2018 consisted of the following (in millions):

2019	$121
2020	104
2021	80
2022	51
2023	38
Thereafter	86
Total	$480

(10)    Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company (“Reliance”), the Company’s subsidiary, is named as a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan (the “Plan”) for one of its customers. Plaintiffs in the action seek damages and attorneys’ fees, as well as equitable relief, on behalf of Plan participants for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974 against Reliance and the Plan's sponsor and record-keeper. Reliance is vigorously defending the action and believes that it has meritorious defenses. Pre-trial discovery has now been completed. Reliance contends that no breaches of fiduciary duty or prohibited transactions occurred and that the Plan suffered no damages. With respect to Plaintiffs' remaining claims, Plaintiffs allege damages of approximately $115 million against all defendants. While we are unable at this time to estimate more precisely the potential loss or range of loss because of unresolved questions of fact and law, we believe that the ultimate resolution of the matter will not have a material impact on our financial condition. We do not believe a liability for this action is probable and, therefore, have not recorded a liability for this action.

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

Acquired Contingencies (SunGard)

FIS and certain of its wholly owned subsidiaries acquired SunGard and SunGard Capital Corp. II (collectively, "SunGard") on November 30, 2015 (the "SunGard Acquisition"). As part of the SunGard acquisition, the Company became responsible for certain contingencies that were assumed. The Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2019 includes a liability of $64 million largely related to tax compliance matters.

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

(11)    Related Party Transactions

Cardinal Holdings

FIS holds a 38% ownership stake in Cardinal Holdings, L.P. ("Cardinal") as of March 31, 2019 and December 31, 2018. The ownership stake in Cardinal is recorded as an equity method investment included within other noncurrent assets on the Condensed Consolidated Balance Sheet (Unaudited). The carrying value of this equity method investment as of March 31, 2019 and December 31, 2018 was $141 million and $151 million, respectively.

On July 31, 2017, upon closing on the sale of the Capco consulting business and risk and compliance consulting business, FIS and Cardinal entered into a short-term Transition Services Agreement ("TSA"), whereby FIS provided various agreed upon services to Cardinal in 2018. FIS also provides ongoing management consulting services and other services to Cardinal. Amounts transacted through these agreements were not significant to the 2019 and 2018 periods presented.

Brazilian Venture

The Company operated the Brazilian Venture with Banco Bradesco, in which FIS owned a 51% controlling interest through December 31, 2018, and provided comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. FIS closed a transaction with Banco Bradesco on December 31, 2018 to unwind the Brazilian Venture pursuant to an agreement entered into September 28, 2018. As a result, Banco Bradesco was a related party through December 31, 2018. The Company recorded related party revenue of $87 million during the three months ended March 31, 2018 from Banco Bradesco.

(12)    Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2019 and 2018 are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three months ended March 31, 2019 and 2018 (in millions, except per share amounts):

	Three months ended March 31,
	2019	2018

Net earnings attributable to FIS common stockholders	$148	$182
Weighted average shares outstanding — basic	323	330
Plus: Common stock equivalent shares	3	4
Weighted average shares outstanding — diluted	326	334
Net earnings per share — basic attributable to FIS common stockholders	$0.46	$0.55
Net earnings per share — diluted attributable to FIS common stockholders	$0.45	$0.54

Options to purchase approximately 1 million and 1 million shares of our common stock for the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.

(13)    Segment Information

Integrated Financial Solutions ("IFS")

The IFS segment is focused primarily on serving North American clients for transaction and account processing, payment solutions, channel solutions, lending and wealth and retirement solutions, corporate liquidity, digital channels, risk and compliance solutions, and services, capitalizing on the continuing trend to outsource these solutions. Clients in this segment include regional and community banks, credit unions and commercial lenders, as well as government institutions, merchants and other commercial organizations. IFS’ primary software applications function as the underlying infrastructure of a financial institution's processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. These markets are primarily served through integrated solutions and characterized by multi-year processing contracts that generate highly recurring revenue. The predictable nature of cash flows generated from this segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost effective manner. The business solutions in this segment included the Reliance Trust Company of Delaware business through its divestiture on December 31, 2018.

Global Financial Solutions ("GFS")

The GFS segment is focused on serving the largest global financial institutions and/or international financial institutions with a broad array of capital markets and asset management and insurance solutions, as well as banking and payments solutions.

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries around the world, and asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house,” using consulting and third-party service providers as well as fully outsourced end-to-end solutions. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. The business solutions in this

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

segment included the Company's Brazilian Venture business divested as part of the joint venture unwinding transaction through December 31, 2018.

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments as well as certain non-strategic businesses. At March 31, 2019, the only business unit remaining in this segment is the Global Commercial Services business, as the non-strategic businesses were divested. In particular, the Certegy Check Services business unit in North America was divested on August 31, 2018. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue-generating segment performance, such as acquisition, integration and certain other costs. The Corporate and Other segment also includes the impact on revenue for the three months ended March 31, 2018 of adjusting deferred revenue from the SunGard acquisition to fair value.

During the three months ended March 31, 2019, the Company recorded acquisition and integration costs primarily related to the potential acquisition of Worldpay, and certain other costs including those associated with data center consolidation activities of $8 million. During the three months ended March 31, 2018, the Company recorded acquisition, integration and certain other costs primarily related to the SunGard acquisition of $57 million.

Adjusted EBITDA

This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as EBITDA (defined as net earnings (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization) plus certain non-operating items. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments and acquisition, integration and certain other costs. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the three months ended March 31, 2019 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$1,129	$863	$65	$2,057
Operating expenses	728	634	380	1,742
Depreciation and amortization	98	80	190	368
EBITDA	499	309	(125)	683
Acquisition, integration and other costs	—	—	46	46
Adjusted EBITDA	$499	$309	$(79)	$729

EBITDA				$683
Interest expense, net				75
Depreciation and amortization				368
Other income (expense) unallocated				(59)
Provision (benefit) for income taxes				32
Net earnings attributable to noncontrolling interest				1
Net earnings attributable to FIS common stockholders				$148
Capital expenditures (1)	$95	$80	$4	$179
Total assets	$10,960	$8,145	$4,968	$24,073
Goodwill	$7,648	$5,769	$127	$13,544

(1)	Capital expenditures for the three months ended March 31, 2019 include $34 million in other financing obligations for certain hardware and software.

As of and for the three months ended March 31, 2018 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$1,061	$927	$78	$2,066
Operating expenses	695	689	388	1,772
Depreciation and amortization	85	67	200	352
EBITDA	451	305	(110)	646
Acquisition deferred revenue adjustment	—	—	2	2
Acquisition, integration and other costs	—	—	57	57
Adjusted EBITDA	$451	$305	$(51)	$705

EBITDA				$646
Interest expense, net				72
Depreciation and amortization				352
Other income (expense) unallocated				2
Provision (benefit) for income taxes				34
Net earnings attributable to noncontrolling interest				8
Net earnings attributable to FIS common stockholders				$182
Capital expenditures	$99	$71	$2	$172
Total assets (1)	$10,667	$8,449	$5,288	$24,404
Goodwill	$7,662	$5,915	$170	$13,747

(1)	Total assets as of March 31, 2018 exclude $1 million related to discontinued operations.

Clients in the United Kingdom, Brazil, Germany, India and Switzerland accounted for the majority of the revenue from clients based outside of North America for all periods presented. FIS conducts business in over 130 countries, with no individual country outside of North America accounting for more than 10% of total revenue for the three months ended

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019 and 2018. Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $701 million and $577 million as of March 31, 2019 and 2018, respectively. These assets are predominantly located in the United Kingdom, India, Belgium, France and Germany.

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

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include the following without limitation:

•	the risk that the Worldpay transaction will not be completed or will not provide the expected benefits, or that we will not be able to achieve the cost or revenue synergies anticipated;

•	the risk that the integration of FIS and Worldpay will be more difficult, time-consuming or expensive than anticipated;

•	the risk of customer loss or other business disruption in connection with the Worldpay transaction, or of the loss of key employees;

•	the possible occurrence of an event, change or other circumstance that would give rise to the termination of the merger agreement;

•	the fact that unforeseen liabilities of FIS or Worldpay may exist;

•	the risk that acquired businesses will not be integrated successfully, or that the integration will be more costly or more time-consuming and complex than anticipated;

•	the risk that cost savings and other synergies anticipated to be realized from acquisitions may not be fully realized or may take longer to realize than expected;

•	the risk of doing business internationally;

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

•
other risks detailed in this document under Part II Item 1A. Risk Factors, and in the Risk Factors and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in our other filings with the Securities and Exchange Commission.

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

On March 17, 2019, FIS entered into a merger agreement to acquire Worldpay. Worldpay is a leading payments technology company with unique capability to power global omni-commerce. With an integrated technology platform, Worldpay offers a comprehensive suite of products and services, delivered globally through a single provider. Worldpay processes over 40 billion transactions annually, supporting more than 300 payment types across 146 countries and 126 currencies. Worldpay is focused on expanding into high-growth markets and customer segments, including global eCommerce, integrated payments and B2B. FIS and Worldpay have complementary solutions and services, and clients will benefit from our combined global payment capabilities, robust risk and fraud solutions and advanced data analytics. The acquisition is subject to receipt of required regulatory and stockholder approvals and other customary closing conditions. The merger is not subject to a financing condition. FIS expects to close the acquisition in the third quarter of 2019.

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

In certain of the international markets in which we do business, we continue to experience growth on a constant currency basis. Demand for our solutions may also continue to be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our international revenue is generated by clients in the United Kingdom, Brazil, Germany, Canada, India, and Switzerland. For the full year of 2019, we anticipate an approximate $45 million adverse impact to revenue due to foreign currency translation, although the actual amount of impact is uncertain due to the many factors that affect exchange rates.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Transactions with Related Parties

See Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2019	2018

Revenue	$2,057	$2,066
Cost of revenue	1,381	1,414
Gross profit	676	652
Selling, general and administrative expenses	361	358
Operating income	315	294
Other income (expense):
Interest expense, net	(75)	(72)
Other income (expense), net	(52)	3
Total other income (expense), net	(127)	(69)
Earnings before income taxes and equity method investment earnings (loss)	188	225
Provision (benefit) for income taxes	32	34
Equity method investment earnings (loss)	(7)	(1)
Net earnings	149	190
Net (earnings) loss attributable to noncontrolling interest	(1)	(8)
Net earnings attributable to FIS common stockholders	$148	$182

Net earnings per share — basic attributable to FIS common stockholders	$0.46	$0.55
Weighted average shares outstanding — basic	323	330
Net earnings per share — diluted attributable to FIS common stockholders	$0.45	$0.54
Weighted average shares outstanding — diluted	326	334

Comparisons of three-month periods ended March 31, 2019 and 2018

Revenue

Revenue decreased $9 million, or 0.5%, during the three-month period, due to (1) the unwinding of the Brazilian Venture, offset in part by the new commercial agreement with Banco Bradesco; (2) the reduction in revenue from the sale of the Certegy Check Services business unit in North America during the third quarter of 2018; (3) the reduction in revenue from the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018; (4) declines in GFS institutional and wholesale and in banking international revenues; and (5) unfavorable foreign currency impact of $26 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real, British Pound Sterling and Euro. These decreases were partially offset by growth across all IFS divisions.

See "Segment Results of Operations (Unaudited)" below for more detailed explanation.

Cost of Revenue and Gross Profit

Cost of revenue decreased $33 million or 2.3% for the three-month period of 2019 as compared to 2018 resulting in a gross profit increase of $24 million or 3.7%. Gross profit as a percentage of revenue was 32.9% and 31.6% during the three-month periods ended March 31, 2019 and 2018, respectively. The change in gross profit during the 2019 period as compared to 2018 primarily resulted from the revenue variances noted above. The gross profit percentage change during the three months ended March 31, 2019, as compared to 2018, was positively affected by favorable revenue mix and continued cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3 million or 0.8% for the three-month period of 2019 as compared to 2018. The year-over-year increase is primarily driven by increases in health care and other benefit plan expenses and compensation expense. These increases were partially offset by (1) lower acquisition, integration and other costs; (2) the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018; (3) the sale of the Certegy Check Services business unit in North America during the third quarter of 2018; and (4) continued cost management initiatives.

Operating Income

Operating income increased $21 million or 7.1% for the three-month period of 2019 as compared to 2018. Operating income as a percentage of revenue (“operating margin”) was 15.3% and 14.2% during the three-month periods ended March 31, 2019 and 2018, respectively. The changes in operating income for the three-month period of 2019 as compared to 2018 and the change in operating margin during the 2019 period as compared to 2018 each resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

Interest expense is typically the primary component of total other income (expense); however, during the three-month period ended March 31, 2019, other income (expense) was also a significant component.

The increase of $3 million in interest expense during the three-month period ended March 31, 2019 as compared to the 2018 period is primarily due to higher outstanding debt and a higher weighted-average interest rate on the outstanding debt.

Other income (expense) net decreased $55 million for the three-month period ended March 31, 2019 as compared to the 2018 period. Other income (expense) for the three months ended March 31, 2019 includes acquisition financing costs related to the pending acquisition of Worldpay.

Provision (Benefit) for Income Taxes

Income tax expense totaled $32 million and $34 million during the three-month periods ended March 31, 2019 and 2018, resulting in effective tax rates of 17.0% and 15.1%, respectively.

Equity Method Investment Earnings (Loss)

FIS holds a 38% ownership stake in Cardinal, as further described in Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited). As a result, we recorded equity method investment losses of $7 million and $1 million during the three-month periods ended March 31, 2019 and 2018, respectively.

Net (Earnings) Loss Attributable to Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest predominantly related to the joint venture in Brazil that was unwound on December 31, 2018 and totaled $(1) million and $(8) million for the three months ended March 31, 2019 and 2018, respectively.

Net Earnings Attributable to FIS Common Stockholders

Net earnings attributable to FIS common stockholders totaled $148 million and $182 million resulting in earnings per diluted share of $0.45 and $0.54 for the three-month periods ended March 31, 2019 and 2018, respectively. These results reflect the variances described above.

Segment Results of Operations (Unaudited)

Adjusted EBITDA is defined as EBITDA (defined as net earnings (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization) plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments and acquisition, integration and certain other costs. For consolidated reporting purposes, these costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 13 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Quarterly Report.

Integrated Financial Solutions

	Three months ended
	March 31,
	2019	2018
	(In millions)
Revenue	$1,129	$1,061
Adjusted EBITDA	$499	$451

Three months ended March 31:

Revenue increased $68 million, or 6.4%, due to (1) growth in payment solutions contributing 3.0%; (2) growth in banking and wealth solutions (excluding the effects of the sale of Reliance Trust Company of Delaware business) contributing 2.0%; (3) increased termination fees contributing 1.7%; and (4) growth in corporate and digital solutions contributing 0.6%. These items were partially offset by the reduction in revenue from the sale of Reliance Trust Company of Delaware business contributing (0.8%).

Adjusted EBITDA increased $48 million, or 10.6%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 160 basis points to 44.1% primarily resulting from the higher termination fees, lower bad debt expense and continued cost management initiatives.

Global Financial Solutions

	Three months ended
	March 31,
	2019	2018
	(In millions)
Revenue	$863	$927
Adjusted EBITDA	$309	$305

Three months ended March 31:

Revenue decreased $64 million, or 6.9%, primarily due to (1) the unwinding of the Brazilian Venture, offset in part by the new commercial agreement with Banco Bradesco, contributing (2.6%); (2) decline in institutional and wholesale solutions contributing (1.8%); (3) decline in banking international solutions contributing (1.0%); and (4) unfavorable foreign currency impact contributing (2.7%) or approximately $25 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real, British Pound Sterling and Euro. These decreases were partially offset by growth in banking and payments solutions in North America contributing 1.4%.

Adjusted EBITDA increased $4 million, or 1.3%, and adjusted EBITDA margins increased 290 basis points to 35.8%, due to favorable revenue mix and continued cost management initiatives.

Corporate and Other

	Three months ended
	March 31,
	2019	2018
	(In millions)
Revenue	$65	$78
Adjusted EBITDA	$(79)	$(51)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from the Global Commercial Services business and the Certegy Check Services business unit in North America, which was divested on August 31, 2018.

Three months ended March 31:

Revenue decreased $13 million, or 17.3%, primarily due to the sale of the Certegy Check Services business unit in North America during the third quarter of 2018.

Adjusted EBITDA decreased $28 million, or 54.9%, primarily due to an increase in health care and other benefit plan expenses and compensation expense.

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
As of March 31, 2019, we had cash and cash equivalents of $576 million and debt of $9.2 billion, including the current portion, net of capitalized debt issuance costs. Of the $576 million cash and cash equivalents, approximately $308 million is held by our foreign entities. The majority of our domestic cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.35 per common share is payable on June 28, 2019 to shareholders of record as of the close of business on June 14, 2019.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization. Management has currently suspended share repurchases as a result of the pending Worldpay transaction.
See also Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of the financing arrangements entered into in connection with the pending acquisition of Worldpay.
Cash Flows from Operations
Cash flows from operations were $294 million and $354 million during the three-month periods ended March 31, 2019 and 2018, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $60 million lower in the 2019 period primarily due to lower net earnings and timing of working capital.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $145 million and $172 million in capital expenditures (excluding other financing obligations) during the three-month periods ended March 31, 2019 and 2018, respectively.

Financing

For more information regarding the Company’s debt and financing activity see Note 3 and Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations during the first three months of 2019 in comparison to the table included in our Annual Report on Form 10-K as filed on February 21, 2019, except as disclosed in Note 7 and Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements
Recently Adopted Accounting Guidance

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors; and ASU No. 2019-1, Leases (Topic 842): Codification Improvements (collectively, the "new standard"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Under the new standard, lessor accounting is largely unchanged.

The new standard is effective for public business entities on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date (the "effective date method") or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. FIS adopted the new standard effective January 1, 2019 using the effective date method. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition and for an entity’s ongoing accounting. We elected the "package of practical expedients," which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the practical expedient not to separate lease and non-lease components. We did not elect the use-of-hindsight practical expedient nor the short-term lease recognition exemption.

The adoption of the new standard resulted in the recognition of operating lease ROU assets and lease liabilities on the Company’s Condensed Consolidated Balance Sheet of $442 million and $446 million, respectively, on January 1, 2019. The standard did not impact our results of operations or cash flows. The Company’s accounting for finance leases, which are immaterial, remained substantially unchanged.

On February 14, 2018 the FASB issued ASU No. 2018-02 ("ASU 2018-02"), Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. ASU 2018-02 allows companies to elect whether to reclassify from accumulated other comprehensive income to retained earnings the tax effects of items within accumulated other comprehensive income, referred to as stranded tax effects, resulting from the Tax Cuts and Jobs Act. FIS adopted ASU 2018-02 on January 1, 2019, and did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. As a result, the adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

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

On August 29, 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies that implementation costs incurred by customers in cloud computing arrangements should be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The provisions in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. For public business entities, ASU 2018-15 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2018-15 will have on our financial position and results of operations.

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

The senior notes (as described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)) represent the majority of our fixed-rate long-term debt obligations as of March 31, 2019. The carrying value excluding the fair value of the interest rate swap and unamortized discounts of the senior notes was $8,463 million as of March 31, 2019. The fair value of the senior notes was approximately $8,500 million as of March 31, 2019. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate risk principally relates to borrowings under our Commercial Paper Program and Revolving Credit Facility (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)) and an interest rate swap on our fixed-rate long-term debt. At March 31, 2019, our weighted-average cost of debt was 3.3% with a weighted-average maturity of 7.1 years; 86% of our debt was fixed-rate and the remaining 14% of our debt was floating rate. A 100 basis point increase in the weighted-average interest rate on our floating rate debt would have increased our annual interest expense by $13 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our floating rate debt as of March 31, 2019. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of March 31, 2018, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $5 million.

As of March 31, 2019, the following interest rate swap converting the interest rate exposure on our Senior Euro Notes due July 2024 from fixed to variable is outstanding (in millions):

			Bank pays	FIS pays
Effective Date	Maturity Date	Notional	fixed rate of	variable rate of
December 21, 2018	July 15, 2024	€500	1.100%	3-month Euribor + 0.878% (1)

(1) 0.570% in effect as of March 31, 2019.

We designated the interest rate swap as a fair value hedge for accounting purposes as described in Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited). A 100 basis point increase in the 3-month Euribor rate would increase our annual interest expense on this swap by approximately $6 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. During the three months ended March 31, 2019 and 2018, we generated approximately $310 million and $379 million, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended March 31,
Currency	2019	2018
Pound Sterling	$8	$8
Euro	7	8
Real	4	10
Rupee	3	3
Total increase or decrease	$22	$29

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenue included $26 million of unfavorable foreign currency impact during the three months ended March 31, 2019 resulting from changes in the U.S. Dollar during the 2019 period as compared to 2018. Net earnings attributable to FIS common stockholders included $1 million of unfavorable foreign currency impact during the three months ended March 31, 2019 resulting from changes in the U.S. Dollar during the 2019 period as compared to 2018. For the full year of 2019, we anticipate an approximate $45 million adverse impact to revenue due to foreign currency translation, although the actual amount of impact is uncertain due to the many factors that affect exchange rates.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans and other balance sheet items. We did not have any significant forward contracts as of March 31, 2019. The Company also utilizes foreign currency denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its Euro and Pound Sterling functional subsidiaries (see Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited)).

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

The following information with respect to our pending acquisition of Worldpay and its subsidiaries supplements the disclosure set forth under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to the matters set forth below, the risks associated with the Worldpay business are similar to those FIS faces in many respects, and therefore the merger will in many cases increase our exposure to the risks set forth in our Form 10-K. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Risk Factors Relating to the Merger

There is no assurance when or if the merger will be completed.

The completion of the merger is subject to the satisfaction or waiver of a number of conditions as set forth in the merger agreement. There can be no assurance that FIS and Worldpay will be able to satisfy the closing conditions or that closing conditions beyond our control will be satisfied or waived. If the merger and the integration of our respective businesses are not completed within the expected time frame, such delay may materially and adversely affect the synergies and other benefits that we and Worldpay expect to achieve as a result of the merger and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the merger.

FIS and Worldpay can agree at any time to terminate the merger agreement, even if Worldpay stockholders have already adopted the merger agreement and thereby approved the merger and the other transactions contemplated by the merger agreement. FIS and Worldpay can also terminate the merger agreement under other specified circumstances.

Current FIS shareholders will generally have a reduced ownership and voting interest in FIS after the merger.

FIS shareholders currently have the right to vote for the directors of, and on other matters affecting, FIS. Immediately after the completion of the merger, each FIS shareholder will remain a shareholder of FIS but with a percentage ownership that will be smaller than such shareholder’s percentage of FIS as of immediately prior to the merger. As a result of this reduced ownership percentage, FIS shareholders will generally have less voting power in FIS after the merger than they did prior to the merger. Based on the number of shares of Worldpay Class A common stock issued and outstanding as of April 4, 2019, it is estimated that FIS will issue approximately 289 million shares of FIS common stock to Worldpay stockholders in the aggregate upon completion of the merger. Immediately following the completion of the merger, former FIS shareholders are expected to own approximately 53% of, and former Worldpay stockholders are expected to own approximately 47% of, the issued and outstanding shares of the combined company on a fully diluted basis.

The merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities that may impose conditions that could have an adverse effect on FIS or Worldpay following the merger, or, if not obtained, could prevent the completion of the merger. In addition, FIS is not obligated to take certain actions in connection with obtaining certain approvals.

Before the merger can be completed, waiting periods must expire or terminate under applicable antitrust laws, including the HSR Act, and various approvals, consents or clearances must be obtained from certain other U.S. and non-U.S. regulatory authorities. In deciding whether to grant antitrust or regulatory clearances, the relevant authorities will consider the effect of the merger on competition, in the case of competition authorities, and a variety of other factors, in the case of other authorities. Although FIS and Worldpay have agreed in the merger agreement to use reasonable best efforts to make certain governmental filings and, subject to certain limitations, obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant authorizations will be obtained.

The governmental authorities from which these authorizations are required have broad discretion in administering the governing regulations. The terms and conditions of approvals that are granted may require that the parties divest certain businesses, assets, or products prior to or after the closing of the merger or impose requirements, limitations, costs or restrictions on the conduct of FIS following the closing of the merger. At any time before or after completion of the merger, notwithstanding the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1979 (the "HSR Act"), the Antitrust Division of the United States Department of Justice (the "DOJ") or the Federal Trade Commission

(the "FTC"), or any state or foreign governmental entity, could take such action under the antitrust laws as each deems necessary or desirable in the public interest, including seeking to enjoin the completion of the merger or seeking divestiture of assets of Worldpay or FIS. Private parties also may seek to take legal action under the antitrust laws under certain circumstances.

Under the terms of the merger agreement, subject to certain conditions, both parties are required to use reasonable best efforts to obtain all of the foregoing authorizations or approvals. “Reasonable best efforts” in connection with obtaining HSR Act clearance or any other approval required pursuant to any other antitrust or competition law requires FIS to (i) sell, divest or otherwise encumber any asset or business if such sale, divestiture or encumbrance would not be material to the combined company and its subsidiaries, taken as a whole or (ii) agree to any limits or restrictions on the business of the combined company and its subsidiaries unless such limit or restriction would be material to the combined company and its subsidiaries, taken as a whole. There can be no assurance that regulators will not impose terms, conditions, requirements, limitations, costs or restrictions that would delay the completion of the merger, impose additional costs on or limit the revenues of FIS after the merger, or limit some of the cost savings and other benefits that FIS and Worldpay expect following completion of the merger. In addition, neither FIS nor Worldpay can provide any assurance that any such terms, conditions, requirements, limitations, costs, or restrictions will not result in the abandonment of the merger. In addition, disruptions in government operations, such as the recent shutdown of the U.S. government, could cause delay in obtaining approvals or increase processing times. Any delay in completing the merger or any modification to the merger currently contemplated may adversely affect the timing and amount of cost savings and other benefits that are expected to be achieved from the merger. There can be no assurance that all required regulatory approvals will be obtained, or obtained prior to the termination date.

The merger is subject to a number of conditions to the obligations of both FIS and Worldpay to complete the merger, which, if not fulfilled, or not fulfilled in a timely manner, may result in termination of the merger agreement.

The respective obligations of each of Worldpay and FIS to effect the merger are subject to the satisfaction at or prior to the effective time of the following conditions:

•	the approval of the Worldpay merger proposal by the requisite vote of the Worldpay stockholders must have been obtained;

•	the approval of the FIS share issuance proposal by the requisite vote of the FIS shareholders must have been obtained;

•	shares of FIS common stock to be issued in the merger must have been authorized for listing on NYSE, subject to official notice of issuance;

•	the registration statement on Form S-4 must have become effective under the Securities Act and no stop order suspending its effectiveness may be in effect;

•	no injunctions or decrees by any relevant governmental entity that prevent the merger may be outstanding;

•	all requisite regulatory approvals, both antitrust or otherwise and both U.S. and non-U.S., must have been obtained;

•	subject to certain exceptions and materiality standards provided in the merger agreement, the representations and warranties of the other party must be true and correct; and

•	the other party must have performed or complied in all material respects with all of its obligations under the merger agreement.

Many of the conditions to completion of the merger are not within either FIS’ or Worldpay’s control, and neither company can predict when, or if, these conditions will be satisfied. If any of these conditions is not satisfied or waived prior to March 17, 2020, which date may be extended once to June 17, 2020, it is possible that the merger agreement may be terminated. Although FIS and Worldpay have agreed in the merger agreement to use reasonable best efforts, subject to certain limitations, to complete the merger as promptly as practicable, these and other conditions to the completion of the merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the merger may take longer, and could cost more, than FIS and Worldpay expect. Neither FIS nor Worldpay can predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may adversely affect the cost savings and other benefits that FIS expects to achieve from the merger.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees of FIS and Worldpay, which could adversely affect the future business and operations of FIS following the merger.

FIS and Worldpay are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. FIS’ success after the merger will depend in part upon its ability to retain key management personnel and other key employees. Current and prospective employees of FIS and Worldpay may experience uncertainty about their roles within FIS following the merger or other concerns regarding the timing and completion of the merger or the operations of FIS following the merger, any of which may have an adverse effect on the ability of each of FIS and Worldpay to retain or attract key management and other key personnel. If FIS or Worldpay are unable to retain personnel, including FIS’ and Worldpay’s key management, who are critical to the future operations of the companies, FIS and Worldpay could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger. No assurance can be given that FIS, following the merger, will be able to retain or attract key management personnel and other key employees of FIS and Worldpay to the same extent that FIS and Worldpay have previously been able to retain or attract their own employees.

FIS’ and Worldpay’s business relationships may be subject to disruption due to uncertainty associated with the transaction.

The business relationships of FIS and Worldpay may be subject to disruption due to uncertainty associated with the merger, which could have a material adverse effect on the results of operations, cash flows and financial position of FIS or Worldpay following the merger.

Parties with which FIS or Worldpay do business may experience uncertainty associated with the merger, including with respect to current or future business relationships with FIS or Worldpay following the merger. FIS’ and Worldpay’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than FIS or Worldpay following the merger. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of FIS or Worldpay, regardless of whether the merger is completed, as well as a material and adverse effect on FIS’ ability to realize the expected cost savings and other benefits of the merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the merger or termination of the merger agreement.

The merger agreement limits FIS’ and Worldpay’s respective ability to pursue alternatives to the merger and may discourage other companies from trying to acquire FIS or Worldpay.

The merger agreement contains “no shop” covenants that restrict each of FIS’ and Worldpay’s ability to solicit, initiate, seek or support or knowingly encourage or facilitate any inquiries or proposals with respect to any acquisition proposal; engage or participate in negotiations with respect to any acquisition proposal; provide a third party confidential information with respect to, or have or participate in any discussions with, any person relating to any acquisition proposal; or enter into any acquisition agreement with respect to certain unsolicited proposals relating to an acquisition proposal. In the event that FIS or Worldpay receives an unsolicited acquisition proposal, the receiving party must promptly communicate the receipt of such proposal and provide copies of material communications and information, including the terms and conditions of such proposal, to the other party. If, in response to such proposals and subject to certain conditions, FIS or Worldpay intends to effect a change in FIS recommendation or change in Worldpay recommendation, respectively, such receiving party must provide the other party an opportunity to offer to modify the terms of the merger agreement in response to such competing acquisition proposals or intervening events (as defined in the merger agreement) before the Worldpay board or FIS board, respectively, may withdraw or qualify its respective recommendation. The merger agreement further provides that, during the 12-month period following the termination of the merger agreement under specified circumstances, including after receipt of certain alternative acquisition proposals, Worldpay or FIS may be required to pay to the other party a cash termination fee equal to $1 billion.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of FIS or Worldpay from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or total value than the total value proposed to be paid or received in the merger. These provisions might also result in a potential third-party acquirer proposing to pay a lower price in an acquisition proposal than it might otherwise have proposed to pay because of the added expense of the termination fee and other fees and expenses that may become payable in certain circumstances.

Failure to complete the merger could negatively impact FIS’ stock price and have a material adverse effect on its results of operations, cash flows and financial position.

If the merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if the requisite approval of the FIS shareholders or Worldpay stockholders is not obtained, the ongoing businesses of FIS may be materially adversely affected and, without realizing any of the benefits of having completed the merger, FIS would be subject to a number of risks, including the following:

•	FIS may experience negative reactions from the financial markets, including negative impacts on FIS' stock price;

•	FIS and its respective subsidiaries may experience negative reactions from their respective customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;

•
FIS will still be required to pay certain significant costs relating to the merger, such as costs associated with terminating the financing as well as legal, accounting, financial advisor and printing fees;

•	FIS may be required to pay a termination fee as required by the merger agreement;

•
the merger agreement places certain restrictions on the conduct of the respective businesses pursuant to the terms of the merger agreement, which may have delayed or prevented FIS from undertaking business opportunities that, absent the merger agreement, may have been pursued;

•
matters relating to the merger (including integration planning) require substantial commitments of time and resources by FIS’ management, which may have resulted in the distraction of FIS’ management from ongoing business operations and pursuing other opportunities that could have been beneficial to the companies; and

•	litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against FIS to perform their respective obligations under the merger agreement.

If the merger is not completed, the risks described above may materialize and they may have a material adverse effect on FIS’ results of operations, cash flows, financial position and stock price.

FIS may not be able to obtain its preferred form of debt financing in connection with the merger on anticipated terms.

FIS expects to fund the refinancing of certain outstanding indebtedness of Worldpay and its subsidiaries on the closing date, a portion of the merger consideration and the payment of fees and expenses related to the merger, the refinancing and the related transactions using the proceeds of the permanent financing, which FIS currently expects to include the issuance of debt securities, borrowings under FIS’ existing revolving credit facility and/or borrowings under the commercial paper program. However, there is a risk that the markets will not allow FIS to execute this financing plan, or that the permanent financing will not be available on favorable terms. As a result, FIS may need to pursue other options to refinance the outstanding debt of Worldpay and its subsidiaries and fund these other amounts, including borrowing up to $7.5 billion aggregate principal amount under the capital markets tranche of the bridge facility, which may result in less favorable financing terms that could increase costs and/or adversely impact the operations of the combined company.

Risk Factors Relating to FIS Following the Merger (including Risk Factors Relating to Worldpay's Current Business Operations)

FIS may be unable to integrate the business of Worldpay successfully or realize the anticipated benefits of the merger.

The merger involves the combination of two companies that currently operate as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and FIS will be required to devote significant management attention and resources to integrating the business practices and operations of Worldpay into FIS. Potential difficulties that FIS may encounter as part of the integration process include the following:

•
the inability to successfully combine the business of Worldpay in a manner that permits FIS to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the merger;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger.

In addition, FIS and Worldpay have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in:

•	diversion of the attention of FIS' management; and

•	the disruption of, or the loss of momentum in, FIS' ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect FIS' ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the merger, or could reduce FIS' earnings or otherwise adversely affect the business and financial results of FIS following the merger.

The complexity of the integration and transition associated with the merger, together with resulting increased scale and global presence, may affect FIS’ internal control over financial reporting and ability to effectively and timely report financial results.

The additional scale of the combined company’s operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may adversely affect FIS’ ability to report financial results on a timely basis. In addition, FIS will have to train new employees and third party providers, and assume operations in jurisdictions where FIS has not previously had operations. FIS expects that the merger may necessitate significant modifications to its internal control systems, processes and information systems, both on a transition basis and over the longer-term as FIS fully integrates the combined company. Due to the complexity of the merger, FIS cannot be certain that changes to internal control over financial reporting will be effective for any period, or on an ongoing basis. If FIS is unable to accurately report FIS’ financial results in a timely manner, or is unable to assert that FIS’ internal controls over financial reporting are effective, FIS’ business, financial condition and results of operations and the market perception thereof may be materially adversely affected.

Security breaches or attacks, or our failure to comply with information security laws or regulations or industry security requirements, could harm the business of the combined company after the merger by disrupting delivery of services and damaging the reputation of FIS and could result in a breach of one or more client contracts.

FIS and Worldpay electronically receive, process, store and transmit sensitive business information of their clients. In addition, FIS and Worldpay collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records. Such information is necessary to support our clients’ transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to the successful operation of FIS and Worldpay. For that reason, cybersecurity is one of the principal operational risks FIS and Worldpay face as a provider of services to financial institutions. After the merger if FIS fails to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information FIS secures could be compromised. Unauthorized access to the computer systems or databases of FIS could result in the theft or publication of confidential information, the deletion or modification of records, damages from legal actions from clients and/or their customers, or otherwise cause interruptions in FIS' operations and damage to its reputation. These risks are greater with increased information transmission over the Internet, the increasing level of sophistication posed by cyber criminals and the integration of FIS and Worldpay systems.

As a provider of services to financial institutions and a provider of card processing services, FIS and Worldpay are bound by the same limitations on disclosure of the information FIS and Worldpay receive from clients as apply to the clients themselves. If FIS and Worldpay fail to comply with these regulations and industry security requirements, they could be exposed to damages from legal actions from clients and/or their customers, governmental proceedings, governmental notice requirements, and the imposition of significant fines or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level, or by a specific industry body, they could have an adverse impact on FIS after the merger through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause existing clients to lose confidence in FIS systems and terminate their agreements with FIS and Worldpay, inhibit FIS' ability to attract new clients, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate FIS and Worldpay.

The indebtedness of FIS and its subsidiaries following completion of the merger will be substantially greater than FIS’ indebtedness prior to completion of the merger. This increased level of indebtedness could adversely affect FIS, including by decreasing FIS’ business flexibility and increasing its interest expense.

Upon completion of the merger, FIS expects to incur acquisition-related debt financing of approximately $11.1 billion, most of which is expected to be used to refinance certain outstanding indebtedness of Worldpay and its subsidiaries on the closing date, pay a portion of the merger consideration and pay fees and expenses related to the merger, the refinancing and the related transactions. Accordingly, the indebtedness of FIS and its subsidiaries following completion of the merger will be substantially greater than FIS’ indebtedness prior to completion of the merger. FIS’ substantially increased indebtedness following completion of the merger could have the effect, among other things, of reducing FIS’ flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on FIS’ increased indebtedness levels will increase following completion of the transaction, and thus the demands on FIS’ cash resources will be greater than the amount of cash flows required to service the indebtedness of FIS prior to the merger. FIS will also incur various costs and expenses associated with the financing of the merger. The increased levels of indebtedness following completion of the merger could also reduce funds available to fund FIS’ efforts to integrate the business of Worldpay and realize the expected benefits of the merger and to engage in investments in product development, fund working capital, capital expenditures, acquisitions and other general corporate purposes, and may create competitive disadvantages for FIS relative to other companies with lower debt levels. If FIS does not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then FIS’ ability to service its indebtedness, or to reduce leverage levels based on debt repayments or cash flow generation, may be adversely impacted.

Certain of the indebtedness to be incurred in connection with the merger may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect FIS’ cash flows.

In addition, FIS’ credit ratings impact the cost and availability of future borrowings and, accordingly, FIS’ cost of capital. FIS’ ratings reflect each rating organization’s opinion of FIS’ financial strength, operating performance and ability to meet its debt obligations. In connection with the debt financing, it is anticipated that FIS will seek ratings of its indebtedness from Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC and Fitch Ratings, Inc. There can be no assurance that FIS will achieve a particular rating or maintain a particular rating in the future or that FIS’ ratings will not be adversely affected by the factors described above. Agency credit ratings are not a recommendation to buy, sell or hold any security.

Moreover, FIS may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. FIS’ ability to arrange additional financing will depend on, among other factors, FIS’ financial position and performance, as well as prevailing market conditions and other factors beyond FIS’ control. FIS cannot assure you that it will be able to obtain additional financing on terms acceptable to FIS or at all.

The synergies attributable to the merger may vary from expectations.

FIS may fail to realize the anticipated benefits and synergies expected from the merger, which could adversely affect FIS’ business, financial condition and operating results. The success of the merger will depend, in significant part, on FIS’ ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. FIS believes that the addition of Worldpay will complement FIS’ strategy by providing scale and revenue diversity, accelerate FIS’ growth strategy and enable FIS to have a strong global footprint. However, achieving these goals requires growth of the revenue of the combined company and realization of the targeted cost synergies expected from the merger. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If FIS is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the merger within the anticipated timing or at all, FIS’ business, financial condition and operating results may be adversely affected.

The future results of FIS following the merger will suffer if FIS does not effectively manage its expanded operations.

Following the merger, the size of the business of FIS will increase significantly beyond the current size of either FIS’ or Worldpay’s business. FIS’ future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. FIS may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that FIS will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.

FIS is expected to incur substantial expenses related to the merger and integration.

FIS is expected to incur substantial expenses in connection with the merger and the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing and benefits. While FIS has assumed that a certain level of expenses will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that FIS expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses may result in FIS taking significant charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present. Any material delays, difficulties or unanticipated additional expenses associated with integration activities may harm FIS’ business, financial condition and results of operations.

The merger may result in a loss of customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners and may result in the termination of existing contracts.

Following the merger, some of the customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners of FIS or Worldpay may terminate or scale back their current or prospective business relationships with FIS. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that FIS is too closely allied with one of their competitors. In addition, FIS and Worldpay have contracts with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners that may require FIS or Worldpay to obtain consents from these other parties in connection with the merger, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners are adversely affected by the merger, or if FIS, following the merger, loses the benefits of the contracts of FIS or Worldpay, FIS’ business and financial performance could suffer.

Certain of Worldpay’s agreements may contain change of control provisions which, if not waived, would have material adverse effects on the combined company.

Worldpay is a party to various agreements with third parties, including certain financing agreements, service contracts, IT contracts and technology licenses that may contain change of control provisions that will be triggered upon the completion of the merger. Agreements with change of control provisions typically provide for or permit the termination of the agreement upon the occurrence of a change of control of one of the parties which can be waived by the relevant counterparties. If FIS and Worldpay determine that one or more such waivers are necessary, Worldpay will use reasonable best efforts to seek and obtain these waivers. Although the combined company believes the likelihood of a material consent being withheld is low, there can be no assurance that such consent will be obtained at all or on favorable terms, and as of the date of this document no such waivers have been sought or obtained. The inability to obtain waivers from more than one relevant counterparty could have a material adverse effect on the combined company.

Following the merger, FIS’ business may be adversely affected by geopolitical, regulatory and other risks associated with operations outside of the United States and it may incur higher than anticipated costs and may become more susceptible to these risks.

After completion of the merger, FIS will have significantly expanded its international presence by offering merchant acquiring, including e-commerce, services outside of the United States, including in the United Kingdom and European Union countries, where Worldpay’s principal non-U.S. operations are currently located. FIS’ revenues derived from these and other non-U.S. operations will be subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could negatively impact its financial results. For example, the United Kingdom’s decision to leave the European Union may add cost and complexity in various aspects of FIS’ business as United Kingdom and European Union laws and regulations diverge. FIS will also be subject to potential non-U.S. governmental intervention and new laws and new regulations that it was not previously subject to, which could increase costs and may have potential negative effects on FIS’ business.

Privacy laws and regulations, such as the General Data Protection Regulation, which we refer to as the GDPR, will require FIS and Worldpay to adopt new business practices and contractual provisions in existing and new contracts which may require transitional and incremental expenses which may impact the future operating results of the combined business.

New privacy laws, such as the GDPR in the EU, continue to develop in unpredictable ways. Privacy laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business. Violations of privacy laws can result in significant penalties and damage to our brand and business. Worldpay and FIS’ implementation of compliance programs to comply with the known obligations under the GDPR may differ significantly. The combined company may incur significant costs to synchronize the compliance programs. Failure to comply with the requirements of the GDPR could result in significant penalties and loss of business, among other things.

New privacy laws in California and Brazil are expected to issue clarifying regulations prior to becoming effective in 2020. There are also several additional privacy laws being considered by state legislatures, the federal legislature and countries around the world, so a more substantial compliance effort with varying regimes in different jurisdictions is considered probable in the future, which will increase the costs and complexities of the combined business.

The Referendum on the United Kingdom’s Membership in the European Union could cause disruption to and create uncertainty surrounding our business.

Material portions of Worldpay’s business are located in, and service clients in, the United Kingdom. The referendum on the United Kingdom’s membership in the European Union, which we refer to as Brexit, approving the exit of the United Kingdom from the European Union could cause disruption to and create uncertainty surrounding the combined business, including affecting relationships with existing and future clients, suppliers and employees, which could have a material adverse effect on the business, financial results and operations of the combined business. The effects of Brexit will depend on the agreements, if any, the U.K. makes with the European Union to retain access to European Union markets at the time Brexit takes effect (by October 31, 2019, if not suspended/delayed), during a transitional period or more permanently. In addition, because the terms of trade between the U.K. and jurisdictions other than the European Union may be currently governed by trade agreements between the European Union and such other jurisdictions, the U.K. may be required to negotiate new terms of trade with such other jurisdictions. These potential measures could disrupt the markets the combined business serves and the tax jurisdictions in which it will operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause the combined business to lose clients, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate, including U.K. competition laws.

Actions to implement Brexit may also create global economic uncertainty, which may cause clients to closely monitor their costs and reduce their spending on our solutions and services.

Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of the combined business.

FIS cannot assure you that it will be able to continue paying dividends at the current rate.

FIS plans to continue its current dividend practices following the transaction. However, based on the number of issued and outstanding shares of Worldpay Class A common stock as of April 4, 2019, FIS would issue approximately 289 million shares of FIS common stock in the merger. Continuing FIS’ current dividend practices following the merger will require additional cash to pay such dividends, which it may not have. For this and other reasons generally affecting the ability to pay dividends, you should be aware that FIS shareholders may not receive the same dividends as FIS shareholders have received in the past following the transaction.

FIS shareholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

The payment processing industry is highly competitive in merchant solutions. Such competition could adversely affect the transaction and other fees received from merchants and financial institutions, and as a result, FIS’ margins, business, financial condition and results of operations following the merger.

 Worldpay is a leading merchant solutions company. Its competitors in this business include financial institutions and well-established payment processing companies, including Adyen, Bank of America Merchant Services, Barclays plc, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., and Total System Services, Inc.

In addition, Worldpay’s U.S. competitors that are financial institutions or are affiliated with financial institutions may not incur the sponsorship costs Worldpay incurs for registration with the payment networks. Accordingly, these competitors may be able to offer more attractive fees to Worldpay’s current and prospective clients or other services that Worldpay does not provide. Competition could result in a loss of existing clients of Worldpay, and greater difficulty attracting new clients. Furthermore, if competition causes Worldpay to reduce the fees it charges in order to attract or retain clients, there is no assurance Worldpay can successfully control its costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on FIS’ business, financial condition and results of operations following the merger.

Worldpay is currently facing new competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba, Amazon, Square and Stripe, who may compete in one or more of the functions performed in processing merchant transactions. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total electronic payments transactions or if the combined company is unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on FIS’ business, financial condition and results of operations.

FIS could be subject to certain risks associated with the implementation of Worldpay’s new proprietary global acquiring platform.

Worldpay is making significant progress toward implementation of its proprietary global acquiring platform project. As Worldpay continues to implement this project, through the migration of existing merchant customers and onboarding of new merchant customers to the platform, the scale and complexity associated with this project presents the increased potential for service level delays or disruptions in the processing of transactions, telecommunications failures or other difficulties. Such delays or disruptions could result in reputational harm, loss of business and increased operational or technological costs.

Following the merger, the combined company may not be able to continue to expand its share of the existing payment processing markets or expand into new markets, which would inhibit FIS’ ability to grow and increase its profitability.

 Following the merger, FIS’ future growth and profitability will depend in part upon the growth of the payment processing markets in which Worldpay currently operates and its ability to increase its penetration and service offerings within these markets, as well as the emergence of new markets for Worldpay’s services and its ability to penetrate these new markets. Attracting new clients is difficult because of potential disadvantages associated with switching payment processing vendors, such as transition costs, business disruption and loss of accustomed functionality. Following the merger, FIS will seek to overcome these factors by making investments to enhance the functionality of the combined company’s platforms and differentiate its services. However, there can be no assurance that these efforts will be successful, and this resistance may adversely affect its growth.

 The combined company’s expansion into new markets will also be dependent upon its ability to adapt Worldpay’s existing payment processing technology and offerings or to develop new or innovative applications to meet the particular service needs of each new market. In order to do so, FIS will need to anticipate and react to market changes and devote appropriate financial and technical resources to its development efforts, and there can be no assurance that it will be successful in these efforts.

Furthermore, in response to market developments, FIS may continue to expand into new geographical markets and foreign countries in which neither it nor Worldpay currently has any operating experience. FIS cannot assure you that it will be able to successfully continue such expansion efforts due to this lack of experience and the multitude of risks associated with global operations or lack of appropriate regulatory approval.

Worldpay’s payments business is subject to regulation, supervision, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which it operates, which includes banking regulators and the CFPB in the United States, the FCA and PSR in the United Kingdom, and the Dutch Central Bank.

Because Worldpay is a technology service provider to U.S. Financial Institutions, it is are subject to regular oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), which is an inter-agency body of federal banking regulators. The FFIEC have broad discretion in the implementation, interpretation and enforcement of banking and consumer protection laws. A failure to comply with these laws, or its failure to meet the supervisory expectations of the banking regulators, could result in adverse action against FIS following the merger. The regulators have the power to, among other things, enjoin “unsafe or unsound” practices; require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct the sale of subsidiaries or other assets; and assess civil money penalties.

Worldpay is also subject to on-going supervision by regulatory and governmental bodies across the world, including economic and conduct regulators such as the U.K. Financial Conduct Authority (FCA) and Payment Systems Regulator (PSR) in the United Kingdom and the Dutch Central Bank (De Nederlandsche Bank or DNB) in the Netherlands, and regulatory and governmental bodies responsible for issuing anti-money laundering, anti-bribery, and global economic sanctions regulations. These various regulatory regimes require Worldpay to be in compliance across many aspects of its activities in respect of capital requirements, safeguarding, training, authorization and supervision of personnel, systems, processes and documentation. If Worldpay fails to comply with relevant regulations or applicable economic sanctions, it risks reputational damage, potential civil and criminal sanctions, fines or other action imposed by regulatory or governmental authorities, including the potential suspension or revocation of the permission-based regulatory licenses which authorize Worldpay to provide core services to customers. Certain aspects of Worldpay’s business may be determined by an appropriate regulator, quasi regulatory body or the courts as not being conducted in accordance with applicable laws or regulations, or Worldpay may face allegations of direct or indirect non-compliance with relevant regulatory regimes (such as the misselling of financial products), or other actions in the United Kingdom, the Netherlands and other jurisdictions, as well as private litigation resulting from such actions. This could result in an adverse effect on FIS’ business, reputation and customer relationships, which in turn could adversely affect its financial position and performance.

Specifically, the PSR has announced it will carry out a market review into card-acquiring services provided by merchant acquirers in the U.K. with the scope of such review to include: the nature and characteristics of card-acquiring services; who provides card-acquiring services and how their market shares have developed historically; how merchants buy card-acquiring services; whether there are credible alternatives to card-acquiring services for some or all merchants; the outcomes of the competitive process including the fees merchants pay and the quality of service they receive. Because the PSR is an economic regulator in the U.K., it has the power to issue directions in relation to the functioning of the card acquiring market in the U.K. as a result of this review. Further, the European Commission is conducting a review of the Regulation of the European Parliament and the Council on interchange fees for card-based payment transactions (IFR) to examine the appropriateness of the levels of interchange fees (taking into account the use and cost of the various means of payments), the level of entry of new players, new technology and the impact of innovative business models on the market. The primary purpose of this review is to understand whether overall costs for card acceptance for merchants, including the overall merchant service charge, have gone up, down or broadly stayed the same since the introduction of the IFR. The E.U. has overall authority to enforce and establish new standards or guidance which may require banks and payments institutions, including Worldpay as part of FIS following the merger, to modify current pricing and fee structures, and the E.U. could choose to exercise such authority prior to or after conclusion of this review.

Worldpay may fail to realize the anticipated benefits and operating synergies expected from its 2018 acquisition of Worldpay Group plc, which could adversely affect FIS’ business, financial condition and operating results following the merger.

The success of Worldpay’s acquisition of Worldpay Group plc depends, in significant part, on its ability to successfully integrate the acquired business, grow its revenue and realize the anticipated strategic benefits and synergies. Achieving Worldpay’s strategic goals for the acquisition requires growth of the revenue and realization of the targeted operating synergies expected from the acquisition. This growth and the anticipated benefits may not be realized fully or at all, or may take longer to realize than Worldpay expects. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than Worldpay expects or may take longer to achieve than anticipated and could be impacted by its inability to renew certain business relationships maintained by Worldpay Group plc on terms favorable to Worldpay or at all. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the acquisition within a reasonable time, its business, financial condition and operating results may be adversely affected.

Worldpay’s acquisition of Worldpay Group plc has resulted in significant integration costs and any material delays or unanticipated additional expenses may harm FIS’ business, financial condition and results of operations post-merger.

The complexity and magnitude of the integration effort associated with Worldpay’s acquisition of Worldpay Group plc are significant and require that Worldpay fund significant capital and operating expenses to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third party service fees. Worldpay incurred integration planning costs during 2017 and 2018 and anticipate that it may incur additional integration implementation costs in the future. Worldpay has incurred and expects to continue to incur additional operating expenses while it continues to integrate the combined company. The integration of the departments, systems, business units, operating procedures and information technologies of the two businesses continue to present certain challenges to management. There can be no assurance that Worldpay prior to the merger, or FIS following the merger, will be able to continue to integrate and manage these operations effectively or that such operations, once fully-integrated, will provide the benefits it anticipates.

In addition to transition costs, Worldpay has incurred and expects to continue to incur increased expenses. Any material delays, difficulties or unanticipated additional expenses associated with integration activities, or the failure to successfully integrate the business in a timely manner, or at all, may harm FIS’ business, financial condition and results of operations.

If the Worldpay business fails to comply with the applicable requirements of the Visa, Mastercard or other payment networks, those payment networks could seek to fine the combined company, suspend the Worldpay business or terminate its registrations through its financial institution sponsors or directly. Fines could have a material adverse effect on FIS’ business, financial condition or results of operations, and if these registrations are terminated, the combined company may not be able to conduct its business.

In order to provide Worldpay’s transaction processing services in the U.S. and certain other jurisdictions, Worldpay is registered through its bank sponsorships with the Visa, Mastercard and other payment networks as service providers for member institutions. Worldpay and many of its clients are subject to payment network rules. If Worldpay or its associated participants do not comply with the payment network requirements, the payment networks could seek to fine Worldpay, suspend Worldpay or terminate its registrations. Worldpay has occasionally received notices of noncompliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If Worldpay is unable to recover fines from or pass through costs to its merchants or other associated participants, then following the merger FIS would experience a financial loss. The termination of its registration, or any changes in the payment network rules that would impair Worldpay’s registration, could require Worldpay to stop providing payment network services to the Visa, Mastercard or other payment networks, which would have a material adverse effect on FIS’ business, financial condition and results of operations following the merger.

Outside of the U.S., Worldpay primarily provides acquiring and processing services directly, through international credit and debit card schemes run by Visa, Mastercard and other payment networks. In order to access the card schemes’ networks Worldpay must maintain the relevant jurisdictional operating licenses or memberships. In some markets where it is not feasible or possible for Worldpay to have a direct acquiring license with a card scheme, Worldpay has a relationship with a local financial institution sponsor. As part of Worldpay’s registration with card schemes (either directly or indirectly through local sponsors), Worldpay is subject to operating rules, including mandatory technology requirements, promulgated by the card schemes that could subject Worldpay and its customers to a variety of fines and penalties, as well as suspension and termination of membership or access. Furthermore, to access these card scheme networks, Worldpay must pay card scheme membership fees, which are subject to change from time to time, and which Worldpay may be unable to pass along to its customers, which could result in the combined company absorbing a portion or all of such increases in the future.

Changes in the rules or standards of payment networks and card schemes could adversely affect FIS’ post-merger business, financial condition and results of operations.

Payment network and card scheme rules are established and changed from time to time by each payment network or card scheme, as applicable, as they may determine in their sole discretion and with or without advance notice to their participants. In the case of card scheme rules, failure to comply in a timely manner with rule changes could result in fines, penalties or reputational damage, and could negatively impact Worldpay’s licenses in various jurisdictions. In some cases, payment networks and card schemes compete with Worldpay, and their ability to modify and enhance their rules in their sole discretion may provide them an advantage in selling or developing their own services that may compete directly or indirectly with Worldpay’s services. Any changes in the rules or standards of these payment networks and card schemes, or the way they are implemented, could increase the cost of doing business or limit the ability to provide transaction processing services to or through Worldpay’s clients and have a material adverse effect on FIS’ business, financial condition and results of operations.
Moreover, as payment networks and card schemes become more dependent on proprietary technology, modify their technological approach or operating practices, and/or seek to provide value added services to issuers and merchants, there is heightened risk that rules and standards may be governed by their own self-interest, or the self-interest of third parties with influence over them, which could materially impact FIS’ competitive position and operations.

 If Worldpay cannot pass along to its merchants increases in interchange and other fees from payment networks or card schemes, the operating margins of the Worldpay business would be reduced.

Worldpay pays interchange, assessment, transaction and other fees set by the payment networks and card schemes to such networks and schemes and, in some cases, to the card issuing financial institutions for each transaction Worldpay processes. From time to time, the payment networks and card schemes increase the interchange fees and other fees that they charge payment processors and the financial institution sponsors. At their sole discretion, Worldpay’s financial institution sponsors have the right to pass any increases in interchange and other fees on to Worldpay and they have consistently done so in the past. Worldpay is generally permitted under the contracts into which it enters, and in the past Worldpay has been able to, pass these fee increases along to its merchants through corresponding increases in Worldpay’s processing fees. However, if Worldpay is unable to pass through these and other fees in the future, the inability to pass through such fees could have a material adverse effect on FIS’ post-merger business, financial condition and results of operations.

Furthermore, in order to access the card schemes directly, as Worldpay does primarily outside the U.S., Worldpay must pay card scheme membership fees, which are subject to change from time to time, and which Worldpay may be unable to pass along to its merchants, potentially resulting in FIS absorbing a portion or all of such increases in the future.

If Worldpay’s agreements with U.S. financial institution sponsors and clearing service providers to process electronic payment transactions are terminated or otherwise expire and Worldpay is unable to renew existing or secure new sponsors or clearing service providers, Worldpay will not be able to conduct its business in the United States.

In the United States and certain other markets, the Visa, Mastercard and other payment network rules require Worldpay to be sponsored by a member bank in order to process electronic payment transactions. Because Worldpay is not a U.S. bank, Worldpay is unable to directly access these payment networks in the U.S. Worldpay is currently registered with the Visa, Mastercard and other payment networks through Fifth Third Bank in the U.S. and other sponsor banks elsewhere. Worldpay’s current agreement with Fifth Third Bank expires in December 2024. These agreements with Fifth Third Bank and other sponsors give such sponsors substantial discretion in approving certain aspects of Worldpay’s business practices, including Worldpay’s solicitation, application and qualification procedures for merchants and the terms of Worldpay’s agreements with merchants. Worldpay’s financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on Worldpay’s business, financial condition and results of operations. Worldpay also relies on Fifth Third Bank and various other financial institutions to provide clearing services in connection with Worldpay’s settlement activities. Without these sponsorships or clearing services agreements, Worldpay would not be able to process Visa, Mastercard and other payment network transactions or settle transactions in relevant markets, including the U.S. which would have a material adverse effect on FIS’ business, financial condition and results of operations. Furthermore, FIS’ financial results could be adversely affected if the costs associated with such sponsorships or clearing services agreements increase.

Increased merchant, financial institution or referral partner attrition and decreased transaction volume could cause FIS’ post-merger revenues to decline.

Worldpay may experience attrition and declines in merchant and financial institution credit, debit or prepaid card processing volume resulting from several factors, including business closures, consolidations, loss of accounts to competitors, account closures that it initiates due to heightened credit risks, and reductions in its merchants’ sales volumes. Worldpay’s referral partners, many of which are not exclusive, such as merchant banks, technology solution partners, payment facilitators, independent sales organizations and trade associations are contributors to Worldpay’s revenue growth in its Merchant Solutions and Technology Solutions segments. If a referral partner switches to another transaction processor, shuts down or becomes insolvent, Worldpay will no longer receive new merchant referrals from the referral partner, and Worldpay risks losing existing merchants that were originally enrolled by the referral partner. FIS cannot predict the level of attrition and decreased transaction volume in the future and its revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on FIS’ business, financial condition and results of operations.

Fraud by merchants or others could have a material adverse effect on FIS’ business, financial condition and results of operations following the merger.

Worldpay faces potential liability for fraudulent electronic payment transactions initiated by merchants or other associated participants. Examples of merchant fraud include when a merchant or other party knowingly accepts payment by a stolen or counterfeit credit, debit or prepaid card, card number or other credentials records a false sales transaction utilizing a stolen or counterfeit card or credentials, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Failure to effectively manage risk and prevent fraud would increase Worldpay’s chargeback liability or other liability. In addition, beginning October 2015, U.S. merchants that cannot process EMV chip-based cards are held financially responsible for certain fraudulent transactions conducted using such cards. This will likely increase the amount of risk for merchants who are not yet EMV-compliant and could result in the Worldpay business having to seek increased chargebacks from such merchants. Increases in chargebacks or other liability could have a material adverse effect on FIS’ business, financial condition and results of operations following the merger.

Worldpay’s operating results are subject to seasonality, which could result in fluctuations in FIS’ quarterly net income.

Worldpay has experienced in the past, and expects to continue to experience, seasonal fluctuations in its revenues as a result of consumer spending patterns. Historically Worldpay’s revenues have been strongest in its fourth quarter, and weakest in its first quarter. This is due to the increase in the number and amount of electronic payment transactions related to seasonal retail events.

If Fifth Third Bank fails or is acquired by a third party, it could place certain of Worldpay’s material contracts at risk or decrease its revenue.

Fifth Third Bank is the provider of the services under Worldpay’s Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement. If Fifth Third Bank were to be placed into receivership or conservatorship, it could jeopardize Worldpay’s ability to generate revenue and conduct its business, which could have an adverse effect on FIS following the merger.

If Fifth Third Bank were to be acquired by a third party, it could affect certain of Worldpay’s contractual arrangements with them. For instance, in the event of a change of control or merger of Fifth Third Bank, Worldpay’s Clearing, Settlement and Sponsorship Agreement and its Referral Agreement provide that Fifth Third Bank may assign the contract to an affiliate or successor, in which case Worldpay would not have the right to terminate the contract regardless of such assignee’s ability to perform such services. Worldpay’s Master Services Agreement provides that Fifth Third Bank would be in default under the agreement upon a change of control, in which case Worldpay would have the right to terminate the agreement effective upon 60 days’ notice to Fifth Third Bank unless the surviving entity assumes Fifth Third Bank’s obligation and the level of fees paid to Worldpay pursuant to the Master Services Agreement remains equal or greater than fees paid to Worldpay prior to the change of control. In addition, the acquiring company may choose to terminate the terms of such contracts, requiring Worldpay to litigate if it believes such termination is not pursuant to contract terms, and find alternative clients, counterparties or sponsorships. The added expense of litigation and the inability to find suitable substitute clients or counterparties in a timely manner could have a material adverse effect on FIS’ business, financial condition and results of operations. Following the merger, FIS may not have a historical relationship with the acquiring party, and the acquiring party may be a competitor of FIS’ or provide many of the same services that it provides.

Worldpay is party to tax receivable agreements and the amounts it may be required to pay under these agreements are expected to be significant. In certain cases, payments under the tax receivable agreements may be accelerated and/or significantly exceed the actual benefits FIS realizes following the merger in respect of the tax attributes subject to the tax receivable agreements.

Worldpay is party to tax receivable agreements (“TRAs”). As of December 31, 2018, Worldpay has a liability recorded of approximately $663.9 million associated with the TRAs. In addition, if Fifth Third Bank had exchanged its remaining Class B units of Worldpay Holding all for shares of Class A common stock on December 31, 2018, Worldpay would have recorded an additional full and undiscounted TRA obligation of approximately $200.0 million. This estimate is subject to material change based on changes in Fifth Third Bank’s tax basis in the partnership interest, changes in tax rates, or significant changes in Worldpay’s stock price. It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding TRA payments. There may be a material adverse effect on FIS’ liquidity if, as a result of timing discrepancies or otherwise, distributions to Worldpay by Worldpay Holding are not sufficient to permit Worldpay to make payments under the TRAs.

The TRAs provide that, upon certain mergers, asset sales, other forms of business combination or certain other changes of control, Worldpay’s obligations to make payments with respect to tax benefits would be based on certain assumptions, including that Worldpay would have sufficient taxable income to fully use the NOLs or deductions arising from increased tax basis of assets. As a result, following the merger FIS could be required to make payments under the TRAs that are greater than 85% of Worldpay’s actual tax savings.

If the Internal Revenue Service, or the IRS, challenges the tax basis increases or NOLs that give rise to payments under the TRAs and the tax basis increases or NOLs are subsequently disallowed, payments under the TRAs could exceed its actual tax savings, and the combined company may not be able to recoup previous payments under the TRAs that were calculated on the assumption that the disallowed tax savings were available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended March 31, 2019:

Approximate dollar
value of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
January 2019	3.9	$103.45	$400	$2,279

Amounts in table may not sum or calculate due to rounding.

(1)
Our Board of Directors has approved a series of plans authorizing repurchases of our common stock in the open market at prevailing market prices or in privately negotiated transactions, the most current of which on July 20, 2017, authorized repurchases of up to $4.0 billion through December 31, 2020. This share repurchase authorization replaced any existing share repurchase authorization plan. Approximately $2.3 billion of plan capacity remained available for repurchases as of March 31, 2019. No shares have been repurchased since January 24, 2019. Management has currently suspended share repurchases as a result of the pending Worldpay transaction.

Item 6. Exhibits
(a) Exhibits:

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of March 17, 2019, by and among Fidelity National Information Services, Inc., Worldpay Inc. and Wrangler Merger Sub.	8-K	001-16427	2.1	3/18/2019
10.1	Bridge Facility Commitment Letter, dated March 17, 2019, by and among Fidelity National Information Services, Inc., Barclays Bank PLC, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC.	8-K	001-16427	10.1	3/18/2019
10.2	Second Amendment Agreement, dated as of April 5, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	4/11/2019
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: April 30, 2019	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: April 30, 2019	By:	/s/ KATY T. THOMPSON
Katy T. Thompson
Corporate Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of March 17, 2019, by and among Fidelity National Information Services, Inc., Worldpay Inc. and Wrangler Merger Sub.	8-K	001-16427	2.1	3/18/2019
10.1	Bridge Facility Commitment Letter, dated March 17, 2019, by and among Fidelity National Information Services, Inc., Barclays Bank PLC, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC.	8-K	001-16427	10.1	3/18/2019
10.2	Second Amendment Agreement, dated as of April 5, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	4/11/2019
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