Form 10-Q
period 2019-06-30
Fidelity National Information Services, Inc.
filed 2019-08-06
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

For the transition period from  to
Commission File No. 001-16427
_______________________________________________
Fidelity National Information Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia		37-1490331
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

601 Riverside Avenue
Jacksonville	Florida	32204
(Address of principal executive offices)		(Zip Code)
(904) 438-6000
(Registrant’s telephone number, including area code)
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Common Stock, par value $0.01 per share	FIS	New York Stock Exchange
0.400% Senior Notes due 2021	FIS21A	New York Stock Exchange
Floating Rate Senior Notes due 2021	FIS21B	New York Stock Exchange
0.125% Senior Notes due 2021	FIS21C	New York Stock Exchange
1.700% Senior Notes due 2022	FIS22B	New York Stock Exchange
0.750% Senior Notes due 2023	FIS23A	New York Stock Exchange
1.100% Senior Notes due 2024	FIS24A	New York Stock Exchange
2.602% Senior Notes due 2025	FIS25A	New York Stock Exchange
1.500% Senior Notes due 2027	FIS27	New York Stock Exchange
2.000% Senior Notes due 2030	FIS30	New York Stock Exchange
3.360% Senior Notes due 2031	FIS31	New York Stock Exchange
2.950% Senior Notes due 2039	FIS39	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of August 5, 2019, 613,444,279 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2019

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,756	$703
Settlement deposits	538	700
Trade receivables, net of allowance for doubtful accounts of $27 and $17 as of June 30, 2019 and December 31, 2018, respectively	1,366	1,472
Contract assets	122	123
Settlement receivables	289	281
Other receivables	137	166
Prepaid expenses and other current assets	297	288
Total current assets	12,505	3,733
Property and equipment, net	541	587
Goodwill	13,542	13,545
Intangible assets, net	2,863	3,132
Computer software, net	1,798	1,795
Other noncurrent assets	1,049	503
Deferred contract costs, net	561	475
Total assets	$32,859	$23,770
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$1,030	$1,099
Settlement payables	792	972
Deferred revenue	788	739
Short-term borrowings	1,507	267
Current portion of long-term debt	53	48
Total current liabilities	4,170	3,125
Long-term debt, excluding current portion	16,682	8,670
Deferred income taxes	1,295	1,360
Other long-term liabilities	664	326
Deferred revenue	56	67
Total liabilities	22,867	13,548
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 600 shares authorized, 433 and 433 shares issued as of June 30, 2019 and December 31, 2018	4	4
Additional paid in capital	10,887	10,800
Retained earnings	4,599	4,528
Accumulated other comprehensive earnings (loss)	(438)	(430)
Treasury stock, $0.01 par value, 109 and 106 common shares as of June 30, 2019 and December 31, 2018, respectively, at cost	(5,067)	(4,687)
Total FIS stockholders’ equity	9,985	10,215
Noncontrolling interest	7	7
Total equity	9,992	10,222
Total liabilities and equity	$32,859	$23,770

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue	$2,112	$2,106	$4,169	$4,172
Cost of revenue	1,404	1,414	2,785	2,828
Gross profit	708	692	1,384	1,344
Selling, general and administrative expenses	317	339	678	697
Operating income	391	353	706	647
Other income (expense):
Interest expense, net	(72)	(73)	(147)	(144)
Other income (expense), net	(120)	(4)	(172)	(2)
Total other income (expense), net	(192)	(77)	(319)	(146)
Earnings before income taxes and equity method investment earnings (loss)	199	276	387	501
Provision (benefit) for income taxes	40	51	72	85
Equity method investment earnings (loss)	(4)	(7)	(11)	(8)
Net earnings	155	218	304	408
Net (earnings) loss attributable to noncontrolling interest	(1)	(6)	(2)	(14)
Net earnings attributable to FIS common stockholders	$154	$212	$302	$394

Net earnings per share — basic attributable to FIS common stockholders	$0.48	$0.64	$0.93	$1.20
Weighted average shares outstanding — basic	324	329	323	329
Net earnings per share — diluted attributable to FIS common stockholders	$0.47	$0.64	$0.92	$1.18
Weighted average shares outstanding — diluted	327	333	327	334

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018

Net earnings		$155		$218		$304		$408
Other comprehensive earnings, before tax:
Unrealized gain (loss) on derivatives	$(16)		$—		$(16)		$—
Reclassification adjustment for (gains) losses included in net earnings	(4)		—		(4)		—
Unrealized gain (loss) on derivatives, net	(20)		—		(20)		—
Foreign currency translation adjustments	11		(102)		17		(88)
Minimum pension liability adjustment	—		—		(4)		—
Other comprehensive earnings (loss), before tax:	(9)		(102)		(7)		(88)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	2		—		1		—
Other comprehensive earnings (loss), net of tax	$(11)	(11)	$(102)	(102)	$(8)	(8)	$(88)	(88)
Comprehensive earnings:		144		116		296		320
Net (earnings) loss attributable to noncontrolling interest		(1)		(6)		(2)		(14)
Other comprehensive (earnings) loss attributable to noncontrolling interest		—		17		—		17
Comprehensive earnings attributable to FIS common stockholders		$143		$127		$294		$323
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2019
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, March 31, 2019	433	(110)	$4	$10,844	$4,558	$(427)	$(5,083)	$7	$9,903
Exercise of stock options	—	1	—	19	—	—	16	—	35
Stock-based compensation	—	—	—	24	—	—	—	—	24
Cash dividends paid ($0.35 per share per quarter) and other distributions	—	—	—	—	(113)	—	—	(1)	(114)
Net earnings	—	—	—	—	154	—	—	1	155
Other comprehensive earnings, net of tax	—	—	—	—	—	(11)	—	—	(11)
Balances, June 30, 2019	433	(109)	$4	$10,887	$4,599	$(438)	$(5,067)	$7	$9,992

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2018	433	(106)	$4	$10,800	$4,528	$(430)	$(4,687)	$7	$10,222
Exercise of stock options	—	1	—	44	—	—	43	—	87
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(23)	—	(23)
Purchases of treasury stock	—	(4)	—	—	—	—	(400)	—	(400)
Stock-based compensation	—	—	—	43	—	—	—	—	43
Cash dividends paid ($0.35 per share per quarter) and other distributions	—	—	—	—	(226)	—	—	(2)	(228)
Other	—	—	—	—	(5)	—	—	—	(5)
Net earnings	—	—	—	—	302	—	—	2	304
Other comprehensive earnings, net of tax	—	—	—	—	—	(8)	—	—	(8)
Balances, June 30, 2019	433	(109)	$4	$10,887	$4,599	$(438)	$(5,067)	$7	$9,992

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2018
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, March 31, 2018	432	(102)	$4	$10,585	$4,186	$(318)	$(3,962)	$116	$10,611
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	2	—	59	—	—	53	—	112
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(10)	—	—	(3)	—	(13)
Purchases of treasury stock	—	(2)	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	25	—	—	—	—	25
Cash dividends paid ($0.32 per share per quarter) and other distributions	—	—	—	—	(107)	—	—	—	(107)
Net earnings	—	—	—	—	212	—	—	6	218
Other comprehensive earnings, net of tax	—	—	—	—	—	(85)	—	(17)	(102)
Balances, June 30, 2018	433	(102)	$4	$10,659	$4,291	$(403)	$(4,112)	$105	$10,544

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2017	432	(99)	$4	$10,534	$4,109	$(332)	$(3,604)	$109	$10,820
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	3	—	91	—	—	113	—	204
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(11)	—	—	(20)	—	(31)
Purchases of treasury stock	—	(6)	—	—	—	—	(601)	—	(601)
Stock-based compensation	—	—	—	45	—	—	—	—	45
Cash dividends paid ($0.32 per share per quarter) and other distributions	—	—	—	—	(212)	—	—	(1)	(213)
Net earnings	—	—	—	—	394	—	—	14	408
Other comprehensive earnings, net of tax	—	—	—	—	—	(71)	—	(17)	(88)
Balances, June 30, 2018	433	(102)	$4	$10,659	$4,291	$(403)	$(4,112)	$105	$10,544

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$304	$408
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	736	706
Amortization of debt issue costs	10	9
Acquisition-related financing foreign exchange	104	—
Loss (gain) on sale of businesses and investments	—	(6)
Loss (gain) other	17	—
Loss on extinguishment of debt	—	1
Stock-based compensation	43	45
Deferred income taxes	(68)	(24)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	93	189
Contract assets	1	(3)
Settlement activity	(27)	13
Prepaid expenses and other assets	(140)	(11)
Deferred contract costs	(174)	(119)
Deferred revenue	39	(2)
Accounts payable, accrued liabilities, and other liabilities	(118)	(383)
Net cash provided by operating activities	820	823

Cash flows from investing activities:
Additions to property and equipment	(57)	(83)
Additions to computer software	(228)	(233)
Net proceeds from sale of businesses and investments	43	49
Other investing activities, net	(42)	(6)
Net cash provided by (used in) investing activities	(284)	(273)

Cash flows from financing activities:
Borrowings	19,201	5,703
Repayment of borrowings and other financing obligations	(10,028)	(5,521)
Debt issuance costs	(71)	(24)
Proceeds from exercise of stock options	86	203
Treasury stock activity	(423)	(637)
Dividends paid	(226)	(211)
Other financing activities, net	(24)	(2)
Net cash provided by (used in) financing activities	8,515	(489)

Effect of foreign currency exchange rate changes on cash	2	(43)
Net increase (decrease) in cash and cash equivalents	9,053	18
Cash and cash equivalents, beginning of period	703	665
Cash and cash equivalents, end of period	$9,756	$683

Supplemental cash flow information:
Cash paid for interest	$159	$146
Cash paid for income taxes	$149	$353
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

(3)    Acquisition of Worldpay

On March 17, 2019, FIS, Wrangler Merger Sub, Inc., a wholly owned subsidiary of FIS (“Merger Sub”), and Worldpay, Inc. (“Worldpay”) entered into an Agreement and Plan of Merger (the “merger agreement”) pursuant to which FIS would acquire Worldpay through a merger transaction (“Worldpay transaction,” “Transaction” or “ the merger”). On July 31, 2019, FIS completed the Transaction. Through its acquisition of Worldpay, FIS is now a global leader in technology, solutions and services for merchants, as well as banks and capital markets. The Worldpay acquisition brings an integrated technology platform with a comprehensive suite of products and services serving merchants and financial institutions. Worldpay processed over 40 billion transactions annually, supporting more than 300 payment types across 146 countries and 126 currencies. Through the Transaction, FIS will have enhanced global payment capabilities, robust risk and fraud solutions and advanced data analytics.

Pursuant to the merger agreement, FIS acquired 100 percent of the equity of Worldpay at the closing on July 31, 2019. At the closing, Worldpay shareholders received approximately 289 million shares of FIS common stock and $3.4 billion in cash, using an exchange ratio of 0.9287 FIS shares plus $11.00 in cash for each share of Worldpay common stock. FIS also converted approximately 7 million outstanding Worldpay equity awards into corresponding equity awards with respect to shares of FIS common stock pursuant to an exchange ratio in the merger agreement designed to maintain the intrinsic value of the applicable award immediately prior to conversion. In connection with the Transaction, FIS also repaid approximately $7.5 billion in Worldpay debt. The combination of stock and cash valued Worldpay at an enterprise value of approximately $50 billion, including the repayment of Worldpay debt of approximately $7.5 billion. As a result of the Transaction, legacy FIS shareholders own approximately 53 percent and legacy Worldpay shareholders own approximately 47 percent of the combined company on a fully diluted basis. FIS funded the cash portion of the merger consideration, the pay-off of the indebtedness of Worldpay and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt issuances, including proceeds from concurrent public offerings on May 21, 2019 of Euro-, Pound Sterling-, and U.S. Dollar-denominated senior unsecured notes of FIS and borrowings under the newly established Euro-commercial paper program. See Note 7 for further discussion of these debt issuances.

Due to the close proximity in timing of the Transaction closing date and the Company's filing of this Quarterly Report on Form 10-Q, the initial accounting for the business combination is incomplete; therefore, the Company is unable to disclose certain information required by FASB ASC Topic 805, Business Combinations. The Company plans to provide preliminary purchase price allocation information in FIS' Quarterly Report on Form 10-Q for the quarter ending September 30, 2019.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2019 (in millions):

	Reportable Segments
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$1,135	$463	$55	$1,653
All others	44	402	13	459
Total	$1,179	$865	$68	$2,112

Type of Revenue:
Processing and services	$947	$463	$57	$1,467
License and software related	99	242	—	341
Professional services	47	156	3	206
Hardware and other	86	4	8	98
Total	$1,179	$865	$68	$2,112

Recurring Nature of Revenue Recognition:
Recurring fees	$1,029	$617	$57	$1,703
Non-recurring fees	150	248	11	409
Total	$1,179	$865	$68	$2,112

For the six months ended June 30, 2019 (in millions):

	Reportable Segments
			Corporate
	IFS	GFS	and Other	Total
Primary Geographical Markets:
North America	$2,221	$904	$107	$3,232
All others	88	824	25	937
Total	$2,309	$1,728	$132	$4,169

Type of Revenue:
Processing and services	$1,859	$926	$117	$2,902
License and software related	184	492	—	676
Professional services	88	302	5	395
Hardware and other	178	8	10	196
Total	$2,309	$1,728	$132	$4,169

Recurring Nature of Revenue Recognition:
Recurring fees	$2,022	$1,235	$117	$3,374
Non-recurring fees	287	493	15	795
Total	$2,309	$1,728	$132	$4,169

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $188 million and $170 million during the three months and $508 million and $452 million during the six months ended June 30, 2019 and 2018, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, approximately $20.0 billion of revenue is estimated to be recognized in the future from the Company’s remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 35% of our remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

(5)    Condensed Consolidated Financial Statement Details

The following table shows the Company’s Condensed Consolidated Financial Statement (Unaudited) details as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019			December 31, 2018
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$1,784	$1,243	$541	$1,645	$1,058	$587
Intangible assets	$6,157	$3,294	$2,863	$6,122	$2,990	$3,132
Computer software	$3,230	$1,432	$1,798	$3,103	$1,308	$1,795

The Company entered into other financing obligations of $1 million and $0 million during the three months and $35 million and $0 million during the six months ended June 30, 2019 and 2018, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software and the other financing obligations are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited). Periodic payments are included in repayment of borrowings and other financing obligations on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Changes in goodwill during the six months ended June 30, 2019 are summarized as follows (in millions):

Total
Balance, December 31, 2018	$13,545
Foreign currency adjustments	(3)
Balance, June 30, 2019	$13,542

As of June 30, 2019, intangible assets, net of amortization, includes $2,779 million of customer relationships and other amortizable intangible assets, $41 million of finite-lived trademarks, as well as $43 million of non-amortizable indefinite-lived trademarks.  Amortization expense with respect to these intangible assets was $158 million and $169 million for the three months and $314 million and $336 million during the six months ended June 30, 2019 and 2018, respectively.

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

(6)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of June 30, 2019 and December 31, 2018 consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Contract costs on implementations in progress	$103	$93
Incremental contract origination costs on completed implementations, net	290	219
Contract fulfillment costs on completed implementations, net	168	163
Total deferred contract costs, net	$561	$475

Amortization of deferred contract costs on completed implementations was $44 million and $30 million during the three months and $87 million and $58 million during the six months ended June 30, 2019 and 2018, respectively, and there were no impairment losses in relation to the costs capitalized for the period presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)    Debt
Long-term debt as of June 30, 2019 and December 31, 2018, consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Senior Notes due October 2020, interest payable semi-annually at 3.625% ("2020 Notes")	$1,150	$1,150
Senior Euro Notes due January 2021, interest payable annually at 0.400% ("2021 Euro Notes")	569	572
Senior Euro Floating Rate Notes due May 2021, interest payable quarterly ("Floating Rate Notes") (1)	569	—
Senior Euro Notes due May 2021, interest payable annually at 0.125% ("May 2021 Euro Notes")	569	—
Senior Notes due August 2021, interest payable semi-annually at 2.250% ("2021 Notes")	750	750
Senior GBP Notes due June 2022, interest payable annually at 1.700% ("2022 GBP Notes")	381	382
Senior Notes due October 2022, interest payable semi-annually at 4.500% ("2022 Notes")	300	300
Senior Notes due April 2023, interest payable semi-annually at 3.500% ("2023 Notes")	700	700
Senior Euro Notes due May 2023, interest payable annually at 0.750% ("2023 Euro Notes")	1,421	—
Senior Notes due June 2024, interest payable semi-annually at 3.875% ("2024 Notes")	400	400
Senior Euro Notes due July 2024, interest payable annually at 1.100% ("2024 Euro Notes")	569	572
Senior GBP Notes due May 2025, interest payable annually at 2.602% ("2025 GBP Notes")	794	—
Senior Notes due October 2025, interest payable semi-annually at 5.000% ("2025 Notes")	900	900
Senior Notes due August 2026, interest payable semi-annually at 3.000% ("2026 Notes")	1,250	1,250
Senior Euro Notes due May 2027, interest payable annually at 1.500% ("2027 Euro Notes")	1,421	—
Senior Notes due May 2028, interest payable semi-annually at 4.250% ("2028 Notes")	400	400
Senior Notes due May 2029, interest payable semi-annually at 3.750% ("2029 Notes")	1,000	—
Senior Euro Notes due May 2030, interest payable annually at 2.000% ("2030 Euro Notes")	1,137	—
Senior GBP Notes due May 2031, interest payable annually at 3.360% ("2031 GBP Notes")	794	—
Senior Euro Notes due May 2039, interest payable annually at 2.950% ("2039 Euro Notes")	569	—
Senior Notes due August 2046, interest payable semi-annually at 4.500% ("2046 Notes")	500	500
Senior Notes due May 2048, interest payable semi-annually at 4.750% ("2048 Notes")	600	600
Revolving Credit Facility (2)	—	208
Other	(8)	34
	16,735	8,718
Current portion of long-term debt	(53)	(48)
Long-term debt, excluding current portion	$16,682	$8,670

(1)	As of June 30, 2019, the weighted-average interest rate of the Floating Rate Notes was 0.09%.

(2)
Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings.

On May 21, 2019, FIS completed the issuance and sale of Euro- and Pound Sterling-denominated senior notes, consisting of €500 million in aggregate principal amount of Floating Rate Senior Notes due 2021 (the “Floating Rate Notes”), €500 million in aggregate principal amount of 0.125% Senior Notes due 2021 (the “2021 Euro Notes”), €1.25 billion in aggregate principal amount of 0.750% Senior Notes due 2023 (the “2023 Euro Notes”), €1.25 billion in aggregate principal amount of 1.500% Senior Notes due 2027 (the “2027 Euro Notes”), €1 billion in aggregate principal amount of 2.000% Senior Notes due 2030 (the “2030 Euro Notes”), €500 million in aggregate principal amount of 2.950% Senior Notes due 2039 (the “2039 Euro Notes”), £625 million of 2.602% Senior Notes due 2025 (the “2025 GBP Notes”), and £625 million of 3.360% Senior Notes due 2031 (the “2031 GBP Notes”). Also on May 21, 2019, FIS completed the issuance and sale of U.S. Dollar-denominated senior notes, consisting of $1.0 billion in aggregate principal amount of 3.750% Senior Notes due 2029 (the “2029 Notes”). The proceeds of the debt issuances were subsequently used to pay the cash portion of the purchase price and certain of the costs and expenses of the Worldpay transaction and to repay the outstanding Worldpay bank debt and notes.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On May 29, 2019, FIS established a Euro-commercial paper program (the “ECP”) for the issuance and sale of senior, unsecured commercial paper notes (the “ECP Notes”), up to a maximum aggregate amount outstanding at any time of $4.7 billion (or its equivalent in other currencies). The ECP Notes will have maturities of up to 183 days from the date of issue. As of June 30, 2019, the outstanding principal balance of the ECP was $1.5 billion, recorded as short-term borrowings on the Condensed Consolidated Balance Sheet (Unaudited). The weighted-average interest rate on the ECP Notes was (0.19)% as of June 30, 2019, resulting in an offset to Interest expense, net. Subsequent to June 30, 2019, and prior to the closing of the Worldpay transaction, FIS issued an additional $1.4 billion in ECP Notes. As of July 31, 2019, the outstanding principal balance of the ECP was $2.9 billion, with a weighted-average interest rate of (0.15)%, which will result in an offset to Interest expense, net. The proceeds of the ECP Notes were used to pay for certain of the costs and expenses of the Worldpay transaction and will also be used for general corporate purposes.

During March 2019, concurrent with the execution of the Worldpay merger agreement (see Note 3), FIS secured $9.5 billion of bridge financing commitments to ensure our ability to fund the cash requirements related to the Worldpay transaction. The bridge financing commitments were terminated in full in May 2019 following the (a) amendment of the Restated Credit Agreement to modify certain provisions and covenants of the Revolving Credit Facility and (b) the issuance of the senior notes discussed above.

On December 21, 2018, FIS entered into an interest rate swap that effectively converted the 2024 Euro Notes from a fixed-rate to a floating rate debt obligation. This derivative instrument was designated as a fair value hedge of the debt obligation. The fair value of the interest rate swap was $14 million at June 30, 2019, reflected as an increase in the hedged debt balance.

On September 21, 2018, FIS established a U.S. commercial paper program (the “USCP”) for the issuance and sale of senior, unsecured commercial paper notes (the “USCP Notes”), up to a maximum aggregate amount outstanding at any time of $4.0 billion. On May 29, 2019, FIS increased the capacity on the USCP from $4 billion to $5.5 billion. The USCP Notes have maturities of up to 397 days from the date of issue. As of June 30, 2019 and December 31, 2018, the outstanding principal balance of the USCP was $0 million and $250 million, respectively, recorded as short-term borrowings on the Condensed Consolidated Balance Sheets (Unaudited).

On September 21, 2018, FIS entered into a Seventh Amendment and Restatement Agreement (“Credit Facility Agreement”), which amended and restated FIS’ existing credit agreement (as amended, the “Restated Credit Agreement”). The Credit Facility Agreement increased the revolving credit commitments outstanding under the Revolving Credit Facility (“Revolving Credit Facility”) existing under the Restated Credit Agreement from $3.0 billion to $4.0 billion and extended the term of the Restated Credit Agreement to September 21, 2023. On May 29, 2019, FIS entered into an amendment to the Restated Credit Agreement to increase the revolving credit commitments outstanding under the Revolving Credit Facility from $4.0 billion to $5.5 billion. Borrowing under the Revolving Credit Facility will generally be used for general corporate purposes, including backstopping any notes that FIS may issue under the USCP and ECP described above. As of June 30, 2019, the outstanding principal balance of the Revolving Credit Facility was $0 million, with $5,497 million of borrowing capacity remaining thereunder (net of $3 million in outstanding letters of credit issued under the Revolving Credit Facility).

The obligations of FIS under the Revolving Credit Facility, USCP, ECP, and under all of its outstanding senior notes rank equal in priority and are unsecured. The Revolving Credit Facility and the senior notes are subject to customary covenants, including, among others, customary events of default, and for the Revolving Credit Facility, a provision allowing for financing related to the acquisition of Worldpay and limitations on the payment of dividends by FIS.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following summarizes the aggregate maturities of our long-term debt and other financing obligations based on stated contractual maturities, excluding the fair value of the interest rate swap and net unamortized non-cash bond premiums and discounts of $33 million, as of June 30, 2019 (in millions):

Total
2019 remaining period	$26
2020	1,198
2021	2,502
2022	692
2023	2,130
Thereafter	10,334
Total principal payments	16,882
Debt issuance costs, net of accumulated amortization	(114)
Total long-term debt	$16,768

There are no mandatory principal payments on the Revolving Credit Facility and any balance outstanding on the Revolving Credit Facility will be due and payable at its scheduled maturity date, which occurs at September 21, 2023.

FIS may redeem the 2020 Notes, 2021 Euro Notes, May 2021 Euro Notes, 2021 Notes, 2022 GBP Notes, 2022 Notes, 2023 Notes, 2023 Euro Notes, 2024 Notes, 2024 Euro Notes, 2025 GBP Notes, 2025 Notes, 2026 Notes, 2027 Euro Notes, 2028 Notes, 2029 Notes, 2030 Euro Notes, 2031 GBP Notes, 2039 Euro Notes, 2046 Notes and 2048 Notes at its option in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole amount calculated as described in the related indenture in each case plus accrued and unpaid interest to, but excluding, the date of redemption, provided no make-whole amount will be paid for redemptions of the 2020 Notes, the 2021 Euro Notes, the May 2021 Euro Notes, the 2021 Notes, the 2022 GBP Notes and the 2023 Euro Notes during the one month prior to their maturity, the 2022 Notes during the two months prior to their maturity, the 2023 Notes, the 2024 Notes, the 2024 Euro Notes, the 2025 GBP Notes, the 2025 Notes, the 2026 Notes, the 2027 Euro Notes, the 2028 Notes, the 2029 Notes, the 2030 Euro Notes, the 2031 GBP Notes and the 2039 Euro Notes during the three months prior to their maturity, and the 2046 Notes and 2048 Notes during the six months prior to their maturity.

Debt issuance costs of $114 million, net of accumulated amortization, remain capitalized as of June 30, 2019, related to all of the above outstanding debt.

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

The fair value of the Company’s long-term debt is estimated to be approximately $759 million higher than the carrying value excluding the fair value of the interest rate swap and unamortized discounts as of June 30, 2019. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to June 30, 2019, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(8)    Financial Instruments

Forward Contracts

During the second quarter of 2019, the Company entered into foreign currency forward exchange contracts to reduce the volatility in the Company's cash flows due to foreign exchange rate fluctuations during the period leading up to the Company’s Euro- and Pound Sterling-denominated debt issuances related to the Worldpay transaction (see Note 7 for further discussion of

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

these debt issuances). For the quarter ended June 30, 2019, these derivatives resulted in a net pre-tax loss of $15 million recorded as Other income (expense), net on the Company’s Condensed Consolidated Statement of Earnings (Unaudited). Settlement cash flows related to these derivatives were recorded as Other financing activities, net on the Condensed Consolidated Statement of Cash Flows (Unaudited). The Company had foreign currency forward exchange contracts outstanding at June 30, 2019, with a net fair value of $14 million recorded as a liability on the Condensed Consolidated Balance Sheet (Unaudited) related to €1.5 billion in note issuances under the ECP. These contracts were subsequently settled on July 31, 2019, resulting in a $1 million net pre-tax gain recorded during the third quarter of 2019. As of December 31, 2018, the Company had no significant forward contracts outstanding.

Cash Flow Hedges

During the second quarter of 2019, the Company entered into treasury lock and forward-starting interest rate swap contracts with total notional amounts of €1.5 billion, £500 million, and $500 million to reduce the volatility in the Company’s cash flows due to changes in the benchmark interest rates during the period leading up to the Company’s fixed-rate debt issuances related to the Worldpay transaction (see Note 7 for further discussion of these debt issuances). The Company designated these derivatives as cash flow hedges for accounting purposes. During May 2019, in conjunction with the debt issuances, the Company terminated these contracts for an aggregate cash settlement payment of $17 million, which was recorded as a component of Other comprehensive earnings on the Condensed Consolidated Statement of Comprehensive Earnings (Unaudited). The amounts in Other comprehensive earnings are reclassified as an adjustment to interest expense on the Condensed Consolidated Statement of Earnings (Unaudited) over the respective periods during which the related interest payments that were hedged are recognized in income, which range from four to 12 years. Settlement cash flows related to these contracts were recorded as Other financing activities, net on the Condensed Consolidated Statement of Cash Flows (Unaudited). As of June 30, 2019, and December 31, 2018, the Company had no outstanding cash flow hedge contracts.

Fair Value Hedge

During the fourth quarter of 2018, the Company entered into an interest rate swap with a €500 million notional value converting the interest rate exposure on the Company's 2024 Euro Notes from fixed to variable. The Company designated this interest rate swap as a fair value hedge for accounting purposes. The fair value of the interest rate swap was a $14 million asset at June 30, 2019, reflected as an increase in the hedged debt balance (see Note 7).

Net Investment Hedges

During the fourth quarter of 2018, the Company entered into cross-currency interest rate swaps with an aggregate notional amount of $716 million, which were designated as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. The fair value of the cross-currency interest rate swaps was a net $10 million asset at June 30, 2019.

During the third quarter of 2017, the Company designated its 2021 Euro Notes (€500 million) and 2024 Euro Notes (€500 million) and 2022 GBP Notes (£300 million) as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations, respectively.

The purpose of the Company's net investment hedges is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss), net of tax, for the change in fair value as Foreign currency translation adjustments within Other comprehensive earnings on the Condensed Consolidated Statement of Comprehensive Earnings (Unaudited) of $6 million and $67 million, during the three months and $13 million and $28 million during the six months ended June 30, 2019 and 2018, respectively. No ineffectiveness was recorded on the net investment hedges.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9)    Operating Leases

The classification of the Company’s operating lease ROU assets and liabilities in the Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2019 was as follows (in millions):

	Classification	June 30, 2019
Operating lease ROU assets	Other noncurrent assets	$419

Operating lease liabilities	Accounts payable, accrued and other liabilities	$105
	Other long-term liabilities	321
Total operating lease liabilities		$426

Operating lease cost was $33 million and variable lease cost was $8 million for the three months and $64 million and $15 million for the six months ended June 30, 2019 respectively. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $61 million for the six months ended June 30, 2019. Operating lease ROU assets obtained in exchange for operating lease liabilities was $37 million for the six months ended June 30, 2019. The weighted average remaining operating lease term was 5.4 years and the weighted average operating lease discount rate was 3.7% as of June 30, 2019.

Maturities of operating lease liabilities, as of June 30, 2019 were as follows (in millions):

2019 remaining period	$58
2020	111
2021	88
2022	60
2023	45
Thereafter	108
Total lease payments	470
Less: Imputed interest	(44)
Total operating lease liabilities	$426

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

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. (“Servicos”), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group (“Transpev”) in Brazil. Transpev’s remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 13 claims against Servicos asserting potential tax liabilities of approximately $14 million. There are potentially 25 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $50 million making the total potential exposure for all 38 claims approximately $64 million. We do not believe a liability for these 38 total claims is probable and, therefore, have not recorded a liability for any of these claims.

Acquired Contingencies (SunGard)

FIS and certain of its wholly owned subsidiaries acquired SunGard and SunGard Capital Corp. II (collectively, "SunGard") on November 30, 2015 (the "SunGard acquisition"). As part of the SunGard acquisition, the Company became responsible for certain contingencies that were assumed. The Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2019 includes a liability of $46 million largely related to tax compliance matters.

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

(11)    Related Party Transactions

Cardinal Holdings

FIS holds a 38% ownership stake in Cardinal Holdings, L.P. ("Cardinal") as of June 30, 2019 and December 31, 2018. The ownership stake in Cardinal is recorded as an equity method investment included within other noncurrent assets on the Condensed Consolidated Balance Sheet (Unaudited). The carrying value of this equity method investment as of June 30, 2019 and December 31, 2018 was $137 million and $151 million, respectively.

On July 31, 2017, upon closing on the sale of the Capco consulting business and risk and compliance consulting business, FIS and Cardinal entered into a short-term Transition Services Agreement ("TSA"), whereby FIS provided various agreed upon services to Cardinal in 2018. FIS provides ongoing management consulting services and other services to Cardinal. Amounts transacted through these agreements were not significant to the 2019 and 2018 periods presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Brazilian Venture

The Company operated the Brazilian Venture with Banco Bradesco, in which FIS owned a 51% controlling interest through December 31, 2018, and provided comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. FIS closed a transaction with Banco Bradesco on December 31, 2018 to unwind the Brazilian Venture pursuant to an agreement entered into September 28, 2018. As a result, Banco Bradesco was a related party through December 31, 2018. The Company recorded related party revenue of $80 million and $167 million during the three and six months ended June 30, 2018 from Banco Bradesco.

(12)    Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2019 and 2018 are computed using the treasury stock method.

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three and six months ended June 30, 2019 and 2018 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net earnings attributable to FIS common stockholders	$154	$212	$302	$394
Weighted average shares outstanding — basic	324	329	323	329
Plus: Common stock equivalent shares	3	4	4	5
Weighted average shares outstanding — diluted	327	333	327	334
Net earnings per share — basic attributable to FIS common stockholders	$0.48	$0.64	$0.93	$1.20
Net earnings per share — diluted attributable to FIS common stockholders	$0.47	$0.64	$0.92	$1.18

Options to purchase approximately 1 million and 1 million shares of our common stock for the three months and 1 million and 1 million for the six months ended June 30, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

GFS clients include the largest global financial institutions, including those headquartered in the United States, as well as all international financial institutions we serve as clients in more than 130 countries around the world, and asset managers, buy- and sell-side securities and trading firms, insurers and private equity firms. These institutions face unique business and regulatory challenges and account for the majority of financial institution information technology spend globally. The purchasing patterns of GFS clients vary from those of IFS clients who typically purchase solutions on an outsourced basis. GFS clients purchase our solutions and services in various ways including licensing and managing technology “in-house,” using consulting and third-party service providers as well as fully outsourced end-to-end solutions. We have long-established relationships with many of these financial institutions that generate significant recurring revenue. The business solutions in this segment included the Company's Brazilian Venture business divested as part of the joint venture unwinding transaction through December 31, 2018.

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments as well as certain non-strategic businesses. At June 30, 2019, the only business unit remaining in this segment is the Global Commercial Services business, as the non-strategic businesses were divested. In particular, the Certegy Check Services business unit in North America was divested on August 31, 2018. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates revenue-generating segment performance, such as acquisition, integration and certain other costs. The Corporate and Other segment also includes the impact on revenue for the three and six months ended June 30, 2018 of adjusting deferred revenue from the SunGard acquisition to fair value.

During the three and six months ended June 30, 2019, the Company recorded acquisition and integration costs primarily related to the Worldpay transaction, and certain other costs including those associated with data center consolidation activities of $17 million and $25 million, respectively. During the three and six months ended June 30, 2018, the Company recorded acquisition, integration and certain other costs primarily related to the SunGard acquisition of $49 million and $106 million, respectively.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized financial information for the Company’s segments is shown in the following tables.

As of and for the three months ended June 30, 2019 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$1,179	$865	$68	$2,112
Operating expenses	739	636	346	1,721
Depreciation and amortization	95	83	190	368
EBITDA	535	312	(88)	759
Acquisition, integration and other costs	—	—	35	35
Adjusted EBITDA	$535	$312	$(53)	$794

EBITDA				$759
Interest expense, net				72
Depreciation and amortization				368
Other income (expense) unallocated				(124)
Provision (benefit) for income taxes				40
Net earnings attributable to noncontrolling interest				1
Net earnings attributable to FIS common stockholders				$154
Capital expenditures (1)	$73	$62	$6	$141
Total assets	$10,824	$8,349	$13,686	$32,859
Goodwill	$7,648	$5,767	$127	$13,542

(1)	Capital expenditures for the three months ended June 30, 2019 include $1 million in other financing obligations for certain hardware and software.

As of and for the three months ended June 30, 2018 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$1,124	$899	$83	$2,106
Operating expenses	719	655	379	1,753
Depreciation and amortization	87	70	197	354
EBITDA	492	314	(99)	707
Acquisition deferred revenue adjustment	—	—	1	1
Acquisition, integration and other costs	—	—	49	49
Adjusted EBITDA	$492	$314	$(49)	$757

EBITDA				$707
Interest expense, net				73
Depreciation and amortization				354
Other income (expense) unallocated				(11)
Provision (benefit) for income taxes				51
Net earnings attributable to noncontrolling interest				6
Net earnings attributable to FIS common stockholders				$212
Capital expenditures	$76	$64	$4	$144
Total assets (1)	$10,570	$8,118	$5,180	$23,868
Goodwill	$7,662	$5,834	$170	$13,666

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the six months ended June 30, 2019 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$2,309	$1,728	$132	$4,169
Operating expenses	1,468	1,271	724	3,463
Depreciation and amortization	192	164	380	736
EBITDA	1,033	621	(212)	1,442
Acquisition, integration and other costs	—	—	81	81
Adjusted EBITDA	$1,033	$621	$(131)	$1,523

EBITDA				$1,442
Interest expense, net				147
Depreciation and amortization				736
Other income (expense) unallocated				(183)
Provision (benefit) for income taxes				72
Net earnings attributable to noncontrolling interest				2
Net earnings attributable to FIS common stockholders				$302
Capital expenditures (1)	$168	$142	$10	$320

(1)	Capital expenditures for the six months ended June 30, 2019 include $35 million in other financing obligations for certain hardware and software.

As of and for the six months ended June 30, 2018 (in millions):

	IFS	GFS	Corporate and Other	Total
Revenue	$2,185	$1,826	$161	$4,172
Operating expenses	1,414	1,345	766	3,525
Depreciation and amortization	172	137	397	706
EBITDA	943	618	(208)	1,353
Acquisition deferred revenue adjustment	—	—	3	3
Acquisition, integration and other costs	—	—	106	106
Adjusted EBITDA	$943	$618	$(99)	$1,462

EBITDA				$1,353
Interest expense, net				144
Depreciation and amortization				706
Other income (expense) unallocated				(10)
Provision (benefit) for income taxes				85
Net earnings attributable to noncontrolling interest				14
Net earnings attributable to FIS common stockholders				$394
Capital expenditures	$175	$135	$6	$316

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

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include the following without limitation:

•	the risk that the Worldpay transaction will not provide the expected benefits, or that we will not be able to achieve the cost or revenue synergies anticipated;

•	the risk that the integration of FIS and Worldpay will be more difficult, time-consuming or expensive than anticipated;

•	the risk of customer loss or other business disruption in connection with the Worldpay transaction, or of the loss of key employees;

•	the fact that unforeseen liabilities of FIS or Worldpay may exist;

•	the risk that acquired businesses will not be integrated successfully, or that the integration will be more costly or more time-consuming and complex than anticipated;

•	the risk that cost savings and other synergies anticipated to be realized from acquisitions may not be fully realized or may take longer to realize than expected;

•	the risks of doing business internationally;

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

•	the failure to innovate in order to keep up with new emerging technologies, which could impact our solutions and our ability to attract new, or retain existing, customers;

•	the failure to meet financial goals to grow the business in Brazil after the unwinding of the Brazilian Venture;

•	the risks of reduction in revenue from the loss of existing and/or potential customers in Brazil after the unwinding of the Brazilian Venture;

•	an operational or natural disaster at one of our major operations centers;

•	failure to comply with applicable requirements of payment networks or card schemes or changes in those requirements;

•	fraud by merchants or bad actors; and

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

On March 17, 2019, FIS entered into a merger agreement to acquire Worldpay. On July 31, 2019, FIS completed the acquisition of Worldpay. See Note 3 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional discussion. Through its acquisition of Worldpay, FIS is now a global leader in technology, solutions and services for merchants, as well as banks and capital markets. The Worldpay acquisition brings an integrated technology platform with a comprehensive suite of products and services serving merchants and financial institutions. Worldpay processed over 40 billion transactions annually, supporting more than 300 payment types across 146 countries and 126 currencies. Through the Worldpay transaction, FIS will have enhanced global payment capabilities, robust risk and fraud solutions and advanced data analytics.

FIS reports its financial performance based on three segments: Integrated Financial Solutions (“IFS”), Global Financial Solutions (“GFS”) and Corporate and Other. A description of these segments is included in Note 13 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenue by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations. We are in the process of updating our operating segments as a result of the Worldpay transaction.

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

Over the last three years, we have moved approximately 50% of our server compute to our FIS cloud located in our strategic data centers and our goal is to increase that percentage to 65% by the end of 2019 and approximately 80% by the end of 2021. This allows us to further enhance security for our clients’ data and increases the flexibility and speed with which we can provide services and solutions to our clients, eventually at lesser cost. Concurrently, we have continued to consolidate our data centers, closing 10 additional data centers in 2018. Our consolidation has generated a savings for the Company as of year-end 2018 exceeding $100 million in run rate annual expense reduction since the program’s inception in mid-2016. We plan to close and consolidate approximately 20 more data centers by 2021, which should result in additional run rate annual expense reduction of approximately $150 million.

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

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice banking channels. We have been providing our large regional banking customers in the U.S. with Digital One, an integrated digital banking platform, and are now adding functionality and offering Digital One to our community bank clients to provide a consistent, omnichannel experience for consumers of banking services across self-service channels like mobile banking and online banking, as well as supporting channels for bank staff operating in bank branches and contact centers. The uniform customer experience will extend to support a broad range of financial services including opening new accounts, servicing of existing accounts, providing money movement services, and personal financial management, as well as a broad range of other consumer, small business and commercial banking capabilities. Digital One will be integrated into and will extend the core banking platforms offered by FIS and will also be offered to customers of non-FIS core banking systems.

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

In certain of the international markets in which we do business, we continue to experience growth on a constant currency basis. Demand for our solutions may also continue to be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our international revenue is generated by clients in the United Kingdom, Brazil, Germany, Canada, India, and Switzerland. For the full year of 2019, we anticipate an approximate $80 million adverse impact to revenue due to foreign currency translation, although the actual amount of impact is uncertain due to the many factors that affect exchange rates.

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

Transactions with Related Parties

See Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue	$2,112	$2,106	$4,169	$4,172
Cost of revenue	1,404	1,414	2,785	2,828
Gross profit	708	692	1,384	1,344
Selling, general and administrative expenses	317	339	678	697
Operating income	391	353	706	647
Other income (expense):
Interest expense, net	(72)	(73)	(147)	(144)
Other income (expense), net	(120)	(4)	(172)	(2)
Total other income (expense), net	(192)	(77)	(319)	(146)
Earnings before income taxes and equity method investment earnings (loss)	199	276	387	501
Provision (benefit) for income taxes	40	51	72	85
Equity method investment earnings (loss)	(4)	(7)	(11)	(8)
Net earnings	155	218	304	408
Net (earnings) loss attributable to noncontrolling interest	(1)	(6)	(2)	(14)
Net earnings attributable to FIS common stockholders	$154	$212	$302	$394

Net earnings per share — basic attributable to FIS common stockholders	$0.48	$0.64	$0.93	$1.20
Weighted average shares outstanding — basic	324	329	323	329
Net earnings per share — diluted attributable to FIS common stockholders	$0.47	$0.64	$0.92	$1.18
Weighted average shares outstanding — diluted	327	333	327	334

Comparisons of three-month and six-month periods ended June 30, 2019 and 2018

Revenue

Revenue increased $6 million, or 0.3%, during the three-month period, primarily due to growth in (1) all IFS divisions; (2) GFS banking and payments solutions in North America; (3) institutional and wholesale solutions; and (4) GFS Latin America payments. These increases were offset by (1) the unwinding of the Brazilian Venture; (2) the reduction in revenue from the sale of the Certegy Check Services business unit in North America during the third quarter of 2018; (3) the reduction in revenue from the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018; and (4) unfavorable foreign currency impact of $18 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real, British Pound Sterling and Euro.

Revenue decreased $3 million, or 0.1%, during the six-month period, primarily due to (1) the unwinding of the Brazilian Venture, offset in part by the new commercial agreement with Banco Bradesco and growth in GFS Latin America payments; (2) the reduction in revenue from the sale of the Certegy Check Services business unit in North America during the third quarter of 2018; (3) the reduction in revenue from the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018; and (4) unfavorable foreign currency impact of $44 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real, British Pound Sterling and Euro. These decreases were partially offset by (1) growth across all IFS divisions; (2) growth in GFS banking and payments solutions in North America; and (3) increased IFS termination fees.

See "Segment Results of Operations (Unaudited)" below for more detailed explanation.

Cost of Revenue and Gross Profit

Cost of revenue decreased $10 million or 0.7% for the three-month period of 2019 as compared to 2018 resulting in a gross profit increase of $16 million or 2.3%. Gross profit as a percentage of revenue was 33.5% and 32.9% during the three-month periods ended June 30, 2019 and 2018, respectively. The change in gross profit during the 2019 period as compared to 2018 primarily resulted from lower acquired intangible asset amortization expense. The gross profit percentage change during the three months ended June 30, 2019, as compared to 2018, was positively affected by lower acquired intangible asset amortization expense, favorable revenue mix and continued cost management initiatives.

Cost of revenue decreased $43 million or 1.5% for the six-month period of 2019 as compared to 2018 resulting in a gross profit increase of $40 million or 3.0%. Gross profit as a percentage of revenue was 33.2% and 32.2% during the six-month periods ended June 30, 2019 and 2018, respectively. The change in gross profit during the 2019 period as compared to 2018 primarily resulted from the revenue variances noted above and lower acquired intangible asset amortization expense. The gross profit percentage change during the six months ended June 30, 2019, as compared to 2018, was positively affected by lower acquired intangible asset amortization expense, favorable revenue mix and continued cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $22 million or 6.5% for the three-month period of 2019 as compared to 2018. The year-over-year decreases were primarily driven by (1) lower acquisition, integration and other costs; (2) the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018; (3) the sale of the Certegy Check Services business unit in North America during the third quarter of 2018; and (4) continued cost management initiatives.

Selling, general and administrative expenses decreased $19 million or 2.7% for the six-month period of 2019 as compared to 2018. The year-over-year decreases were primarily driven by (1) lower acquisition, integration and other costs; (2) the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018; (3) the sale of the Certegy Check Services business unit in North America during the third quarter of 2018; and (4) continued cost management initiatives. These decreases were partially offset by increases in health care and other benefit plan expenses and compensation expense.

Operating Income

Operating income increased $38 million or 10.8%, for the three-month period and $59 million or 9.1% for the six-month period of 2019 as compared to 2018, respectively. Operating income as a percentage of revenue (“operating margin”) was 18.5% and 16.8% for the three-month periods and 16.9% and 15.5% for the six-month periods ended June 30, 2019 and 2018, respectively. The changes in operating income for the three-month and six-month periods of 2019 as compared to 2018 and the change in operating margin during the 2019 periods as compared to 2018 resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

Interest expense is typically the primary component of total other income (expense); however, during the three-month and six-month periods ended June 30, 2019, other income (expense) was also a significant component.

The decrease of $1 million in interest expense, net during the three-month period ended June 30, 2019 as compared to the 2018 period is primarily due to a lower weighted-average interest rate on the outstanding debt and an increase in interest income on the proceeds from the Worldpay acquisition-related debt issuances, partially offset by higher outstanding debt. The increase of $3 million in interest expense, net during the six-month period ended June 30, 2019 as compared to the 2018 period is primarily due to higher outstanding debt, partially offset by lower weighted-average interest rate on the outstanding debt and increased interest income on the proceeds from the Worldpay acquisition-related debt issuances.

Other income (expense), net decreased $116 million and $170 million during the three-month and six-month periods ended June 30, 2019 as compared to the 2018 periods, respectively. Other income (expense), net for the three and six months ended June 30, 2019 includes acquisition financing costs and the non-cash foreign currency impact of non-hedged Euro- and Pound Sterling-denominated notes issued during the three months ended June 30, 2019 to finance the Worldpay acquisition.

Provision (Benefit) for Income Taxes

Income tax expense totaled $40 million and $51 million during the three-month periods and $72 million and $85 million during the six-month periods ended June 30, 2019 and 2018, resulting in effective tax rates of 20.1% and 18.5% for the three-month periods and 18.6% and 17.0% for the six-month periods, respectively.

Equity Method Investment Earnings (Loss)

FIS holds a 38% ownership stake in Cardinal, as further described in Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited). As a result, we recorded equity method investment losses of $4 million and $7 million during the three-month periods and $11 million and $8 million during the six-month periods ended June 30, 2019 and 2018, respectively.

Net (Earnings) Loss Attributable to Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest predominantly related to the joint venture in Brazil that was unwound on December 31, 2018 and totaled $(1) million and $(6) million for the three months and $(2) million and $(14) million during the six months ended June 30, 2019 and 2018, respectively.

Net Earnings Attributable to FIS Common Stockholders

Net earnings attributable to FIS common stockholders totaled $154 million and $212 million resulting in earnings per diluted share of $0.47 and $0.64 for the three-month periods ended June 30, 2019 and 2018, respectively, and $302 million and $394 million resulting in earnings per diluted share of $0.92 and $1.18 for the six-month periods ended June 30, 2019 and 2018, respectively. These results reflect the variances described above.

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

Integrated Financial Solutions

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenue	$1,179	$1,124	$2,309	$2,185
Adjusted EBITDA	$535	$492	$1,033	$943

Three months ended June 30:

Revenue increased $55 million, or 4.9%, due to (1) growth in banking and wealth solutions (excluding the effects of the sale of Reliance Trust Company of Delaware business) contributing 2.8%; (2) growth in payment solutions contributing 2.0%; and (3) growth in corporate and digital solutions contributing 1.1%. These items were partially offset by the reduction in revenue from the sale of Reliance Trust Company of Delaware business contributing (0.8%).

Adjusted EBITDA increased $43 million, or 8.7%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 150 basis points to 45.3% primarily resulting from continued cost management initiatives.

Six months ended June 30:

Revenue increased $124 million, or 5.7%, due to (1) growth in banking and wealth solutions (excluding the effects of the sale of Reliance Trust Company of Delaware business) contributing 2.5%; (2) growth in payment solutions contributing 2.5%; (3) increased termination fees contributing 0.9%; and (4) growth in corporate and digital solutions contributing 0.8%. These items were partially offset by the reduction in revenue from the sale of Reliance Trust Company of Delaware business contributing (0.8%).

Adjusted EBITDA increased $90 million, or 9.5%, primarily resulting from the revenue variances noted above and continued cost management initiatives. Adjusted EBITDA margin increased 150 basis points to 44.7% primarily resulting from higher termination fees, lower bad debt expense and continued cost management initiatives.

Global Financial Solutions

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenue	$865	$899	$1,728	$1,826
Adjusted EBITDA	$312	$314	$621	$618

Three months ended June 30:

Revenue decreased $34 million, or 3.8%, primarily due to (1) the unwinding of the Brazilian Venture, contributing (5.9%); and (2) unfavorable foreign currency impact contributing (1.9%) or approximately $17 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real, British Pound Sterling and Euro. These decreases were partially offset by growth in GFS banking and payments solutions in North America contributing 1.6%; (2) growth in institutional and wholesale solutions contributing 1.5%; and (3) growth in Latin America payments contributing 0.8%.

Adjusted EBITDA decreased $2 million, or 0.6%, due to the revenue impacts mentioned above. Adjusted EBITDA margins increased 120 basis points to 36.1%, due to the unwinding of the Brazilian Venture and other favorable revenue mix.

Six months ended June 30:

Revenue decreased $98 million, or 5.4%, primarily due to (1) the unwinding of the Brazilian Venture, offset in part by the new commercial agreement with Banco Bradesco and growth in Latin America payments contributing (3.8%); (2) unfavorable foreign currency impact contributing (2.3%) or approximately $42 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real, British Pound Sterling and Euro; (3) decline in Europe banking non-recurring revenue contributing (0.5%); and (4) decline in Asia-Pacific payments contributing (0.4%). These decreases were partially offset by growth in banking and payments solutions in North America contributing 1.5%.

Adjusted EBITDA increased $3 million, or 0.5%, and adjusted EBITDA margins increased 210 basis points to 35.9%, due to the unwinding of the Brazilian Venture and other favorable revenue mix.

Corporate and Other

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenue	$68	$83	$132	$161
Adjusted EBITDA	$(53)	$(49)	$(131)	$(99)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from the Global Commercial Services business and the Certegy Check Services business unit in North America, which was divested on August 31, 2018.

Three months ended June 30:

Revenue decreased $15 million, or 18.1%, primarily due to the sale of the Certegy Check Services business unit in North America during the third quarter of 2018.

Adjusted EBITDA decreased $4 million, or 8.2%, primarily due to an increase in IT expenses, partially offset by a decrease in compensation expense.

Six months ended June 30:

Revenue decreased $29 million, or 18.0%, primarily due to the sale of the Certegy Check Services business unit in North America during the third quarter of 2018.

Adjusted EBITDA decreased $32 million, or 32.3%, primarily due to an increase in IT expenses along with an increase in health care and other benefit plan expenses.

Liquidity and Capital Resources
Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
As of June 30, 2019, we had cash and cash equivalents of $9.8 billion and debt of $18.2 billion, including the current portion, net of capitalized debt issuance costs. Of the $9.8 billion cash and cash equivalents, approximately $552 million is held by our foreign entities. The majority of our domestic cash and cash equivalents at June 30, 2019, represents the proceeds from the Worldpay acquisition-related debt issuances during the second quarter of 2019; the remaining amount represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity. See Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of the debt issuances related to the Worldpay acquisition.
We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.35 per common share is payable on September 27, 2019 to shareholders of record as of the close of business on September 13, 2019.

On July 20, 2017, our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization. Approximately $2.3 billion of plan capacity remained available for repurchases as of June 30, 2019. Management suspended share repurchases as a result of the Worldpay transaction.

Cash Flows from Operations
Cash flows from operations were $820 million and $823 million during the six-month periods ended June 30, 2019 and 2018, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $3 million lower in the 2019 period primarily due to transaction-related expenses.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $285 million and $316 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the six-month periods ended June 30, 2019 and 2018, respectively.

Financing

For more information regarding the Company’s debt and financing activity see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations during the first six months of 2019 in comparison to the table included in our Annual Report on Form 10-K as filed on February 21, 2019, except as disclosed in Note 7 and Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
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

The senior notes (as described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)) represent the majority of our fixed-rate long-term debt obligations as of June 30, 2019. The carrying value excluding the fair value of the interest rate swap and unamortized discounts of the senior notes was $16.7 billion as of June 30, 2019. The fair value of the senior notes was approximately $17.5 billion as of June 30, 2019. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility, Floating Rate Notes (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)) and an interest rate swap on our fixed-rate long-term debt. At June 30, 2019, our weighted-average cost of debt was 2.5% with a weighted-average maturity of 7.2 years; 85% of our debt was fixed-rate and the remaining 15% of our debt was floating-rate. A 100 basis point increase in the weighted-average interest rate on our floating rate debt would have increased our annual interest expense by $27 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our floating rate debt as of June 30, 2019. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of June 30, 2018, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $4 million.

As of June 30, 2019, the following interest rate swap converting the interest rate exposure on our Senior Euro Notes due July 2024 from fixed to variable is outstanding (in millions):

			Bank pays	FIS pays
Effective Date	Maturity Date	Notional	fixed rate of	variable rate of
December 21, 2018	July 15, 2024	€500	1.100%	3-month Euribor + 0.878% (1)

(1) 0.568% in effect as of June 30, 2019.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $317 million and $378 million during the three months and $626 million and $757 million during the six months ended June 30, 2019 and 2018, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the Brazilian Real, the Euro, the British Pound Sterling and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2019	2018	2019	2018
Pound Sterling	$9	$9	$17	$17
Euro	7	7	14	15
Real	4	9	8	19
Rupee	3	3	6	6
Total increase or decrease	$23	$28	$45	$57

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenue included $18 million and $44 million of unfavorable foreign currency impact during the three and six months ended June 30, 2019 resulting from changes in the U.S. Dollar during the 2019 period as compared to 2018. Net earnings attributable to FIS common stockholders included $18 million and $39 million of unfavorable foreign currency impact during the three and six months ended June 30, 2019, respectively, resulting from changes in the U.S. Dollar during the 2019 period as compared to 2018. For the full year of 2019, we anticipate an approximate $80 million adverse impact to revenue due to foreign currency translation, although the actual amount of impact is uncertain due to the many factors that affect exchange rates.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward exchange contracts to hedge foreign currency exposure to intercompany loans and other balance sheet items. During the second quarter of 2019, we entered into foreign currency forward exchange contracts to reduce the volatility in the Company's cash flows due to foreign exchange rate fluctuations during the period leading up to the Company’s Euro- and Pound Sterling-denominated debt issuances related to the Worldpay acquisition, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited). The Company also utilizes foreign currency denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its Euro and Pound Sterling functional subsidiaries (see Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited)).

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

The following information with respect to our acquisition of Worldpay and its subsidiaries supplements the disclosure set forth under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to the matters set forth below, the risks associated with the Worldpay business are similar to those FIS faces in many respects, and therefore the merger will in many cases increase our exposure to the risks set forth in our Form 10-K. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Risk Factors Relating to the Merger

The market price for FIS common stock following the closing may be affected by factors different from those that historically have affected or currently affect FIS common stock.

At the effective time of the merger, Worldpay stockholders were entitled to receive shares of FIS common stock. The combined company’s business and financial position will differ from the business and financial position of each of FIS and

Worldpay before the completion of the merger, and the results of operations of the combined company will be affected by some factors that are different from those affecting the results of operations of FIS and those currently affecting the results of operations of Worldpay. Accordingly, the market price and performance of FIS common stock after the completion of the merger is likely to be different from the performance of Worldpay Class A common stock in the absence of the merger. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, FIS common stock, regardless of FIS’ actual operating performance.

Legacy FIS shareholders generally have a reduced ownership and voting interest in FIS after the merger.

Immediately after the completion of the merger, the shares of FIS common stock held by each FIS shareholder immediately prior to the completion of the merger remain outstanding but represent a percentage ownership of FIS that is smaller than the percentage ownership of FIS represented by such shares immediately prior to the completion of the merger. As a result of this reduced ownership percentage, such shares represent less voting power in FIS after the completion of the merger than they represented prior to the completion of the merger. Immediately following the completion of the merger, the shares of FIS common stock outstanding immediately prior to the completion of the merger constituted approximately 53%, and the shares of FIS common stock that former Worldpay stockholders received in the merger constituted approximately 47%, of the issued and outstanding shares of the combined company.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees of FIS and Worldpay, which could adversely affect the future business and operations of FIS following the merger.

FIS and Worldpay are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. FIS’ success after the merger will depend in part upon its ability to retain key management personnel and other key employees. Current and prospective employees of FIS may experience uncertainty about their roles within FIS following the merger or other concerns regarding the operations of FIS following the merger, any of which may have an adverse effect on the ability of FIS to retain or attract key management and other key personnel. If FIS is unable to retain personnel after the merger, including FIS’ key management, who are critical to the future operations of the company, FIS could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger. No assurance can be given that FIS, following the merger, will be able to retain or attract key management personnel and other key employees of FIS and Worldpay to the same extent that FIS and Worldpay have previously been able to retain or attract their own employees.

FIS’ and Worldpay’s business relationships may be subject to disruption due to uncertainty associated with the transaction.

The business relationships of FIS and Worldpay may be subject to disruption due to uncertainty associated with the merger, which could have a material adverse effect on the results of operations, cash flows and financial position of the combined company following the merger.

Parties with which FIS or Worldpay do business may experience uncertainty associated with the merger, including with respect to current or future business relationships with FIS following the merger. FIS’ business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than FIS following the merger. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of FIS, regardless of whether the merger is completed, as well as a material and adverse effect on FIS’ ability to realize the expected cost savings and other benefits of the merger.

Risk Factors Relating to FIS Following the Merger

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

In addition, FIS and Worldpay operated independently until the completion of the merger. It is possible that the integration process could result in:

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

The complexity of the integration and transition associated with the merger, together with the resulting increased scale and global presence, may affect FIS’ internal control over financial reporting and ability to effectively and timely report financial results.

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

Security breaches or attacks, or our failure to comply with information security laws or regulations or industry security requirements, could harm the business of the combined company by disrupting delivery of services and damaging the reputation of FIS and could result in a breach of one or more client contracts.

FIS electronically receives, processes, stores and transmits sensitive business information of its clients. In addition, FIS collects personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records. Such information is necessary to support our clients’ transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to the successful operation of FIS following the merger. For that reason, cybersecurity is one of the principal operational risks FIS faces as a provider of services to financial institutions. If FIS fails to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information FIS secures could be compromised. Unauthorized access to the computer systems or databases of FIS could result in the theft or publication of confidential information, the deletion or modification of records, damages from legal actions from clients and/or their customers, or otherwise cause interruptions in FIS' operations and damage to its reputation. These risks are greater with increased information transmission over the Internet, the increasing level of sophistication posed by cyber criminals and the integration of FIS and Worldpay systems.

As a provider of services to financial institutions and a provider of card processing services, FIS is bound by the same limitations on disclosure of the information FIS receives from clients as apply to the clients themselves. If FIS fails to comply with these regulations and industry security requirements, it could be exposed to damages from legal actions from clients and/or their customers, governmental proceedings, governmental notice requirements, and the imposition of significant fines or prohibitions on card processing services. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level, or by a specific industry body, they could have an adverse impact on FIS through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause existing clients to lose confidence in FIS systems and terminate their agreements with FIS, inhibit FIS' ability to attract new clients, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate FIS following the merger.

Unknown or developing Worldpay litigation or claims could result in the payment of damages or other remedies or cause reputational injury to FIS.

Worldpay may be exposed to unknown or developing claims, which could result in a litigation matter being asserted against FIS. If we are unsuccessful in our defense of these litigation matters, we may be forced to pay damages and/or other remedies, any of which could have a material adverse effect on our business and results of operations or cause reputational injury to FIS.

The indebtedness of FIS and its subsidiaries following completion of the merger will be substantially greater than FIS’ indebtedness prior to completion of the merger. This increased level of indebtedness could adversely affect FIS, including by decreasing FIS’ business flexibility and increasing its interest expense.

FIS has incurred acquisition-related financing of approximately $11.1 billion, all of which is expected to be used to refinance certain outstanding indebtedness of Worldpay and its subsidiaries on the closing date, pay a portion of the merger consideration and pay fees and expenses related to the merger, the refinancing and the related transactions. Accordingly, the indebtedness of FIS and its subsidiaries following completion of the merger will be substantially greater than FIS’ indebtedness prior to completion of the merger. FIS’ substantially increased indebtedness following completion of the merger could have the effect, among other things, of reducing FIS’ flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest has increased due to FIS’ increased indebtedness levels, thus the demands on FIS’ cash resources will be greater than the amount of cash flows required to service the indebtedness of FIS prior to the merger. FIS will also incur various costs and expenses associated with the financing of the merger. The increased levels of indebtedness following completion of the merger could also reduce funds available to fund FIS’ efforts to integrate the business of Worldpay and realize the expected benefits of the merger and to engage in investments in product development, fund working capital, capital expenditures, acquisitions and other general corporate purposes, and may create competitive disadvantages for FIS relative to other companies with lower debt levels. If FIS does not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then FIS’ ability to service its indebtedness, or to reduce leverage levels based on debt repayments or cash flow generation, may be adversely impacted.

Certain of the indebtedness incurred in connection with the merger bears interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect FIS’ cash flows.

In addition, FIS’ credit ratings impact the cost and availability of future borrowings and, accordingly, FIS’ cost of capital. FIS’ ratings reflect each rating organization’s opinion of FIS’ financial strength, operating performance and ability to meet its debt obligations. In connection with the debt financing, FIS has obtained ratings of its indebtedness from Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC and Fitch Ratings, Inc. There can be no assurance that FIS will maintain a particular rating in the future or that FIS’ ratings will not be adversely affected by the factors described above. Agency credit ratings are not a recommendation to buy, sell or hold any security.

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

Following the merger, the size of the business of FIS increased significantly beyond the prior size of either FIS’ or Worldpay’s business. FIS’ future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. FIS may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that FIS will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.

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

Worldpay is a party to various agreements with third parties, including certain financing agreements, service contracts, IT contracts and technology licenses that may contain change of control provisions that will be triggered upon the completion of the merger. Agreements with change of control provisions typically provide for or permit the termination of the agreement upon the occurrence of a change of control of one of the parties which can be waived by the relevant counterparties. If FIS determines that one or more such waivers are necessary, it will seek to obtain these waivers. Although the combined company believes the likelihood of a material consent being withheld is low, there can be no assurance that such consent will be obtained at all or on favorable terms, and as of the date of this document no such waivers have been sought or obtained. The inability to obtain waivers from more than one relevant counterparty could have a material adverse effect on the combined company.

Following the merger, FIS’ business may be adversely affected by geopolitical, regulatory and other risks associated with operations outside of the United States and the combined company may incur higher than anticipated costs and may become more susceptible to these risks.

After completion of the merger, the combined company will have significantly expanded its international presence by offering merchant acquiring, including e-commerce, services outside of the United States, including in the United Kingdom and European Union countries, where Worldpay’s principal non-U.S. operations are currently located. FIS’ revenues derived from these and other non-U.S. operations will be subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could negatively impact its financial results. For example, the United Kingdom’s decision to leave the European Union may add cost and complexity in various aspects of FIS’ business as United Kingdom and European Union laws and regulations diverge. FIS will also be subject to potential non-U.S. governmental intervention and new laws and new regulations that it was not previously subject to, which could increase costs and may have potential negative effects on FIS’ business.

Privacy laws and regulations, such as the General Data Protection Regulation, which we refer to as the GDPR, will require FIS and Worldpay to adopt new business practices and contractual provisions in existing and new contracts which may require transitional and incremental expenses which may impact the future operating results of the combined business.

New privacy laws, such as the GDPR in the European Union, continue to develop in unpredictable ways. Privacy laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business. Violations of privacy laws can result in significant penalties and damage to our brand and business. Worldpay's and FIS’ implementation of compliance programs to comply with the known obligations under the GDPR may differ significantly. The combined company may incur significant costs to synchronize the compliance programs. Failure to comply with the requirements of the GDPR could result in significant penalties and loss of business, among other things.

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

Material portions of Worldpay’s business are located in, and service clients in, the United Kingdom. The referendum on the United Kingdom’s membership in the European Union, which we refer to as Brexit, approving the exit of the United Kingdom from the European Union could cause disruption to and create uncertainty surrounding the combined business, including affecting relationships with existing and future clients, suppliers and employees, which could have a material adverse effect on the business, financial results and operations of the combined business. The effects of Brexit will depend on the agreements, if any, the U.K. makes with the European Union to retain access to European Union markets at the time Brexit takes effect (which deadline, if not suspended or further delayed, is currently October 31, 2019), during a transitional period or more permanently. In addition, because the terms of trade between the U.K. and jurisdictions other than the European Union may be currently governed by trade agreements between the European Union and such other jurisdictions, the U.K. may be required to negotiate new terms of trade with such other jurisdictions. These potential measures could disrupt the markets the combined business will serve and the tax jurisdictions in which it will operate and could adversely change tax benefits or liabilities in these or other jurisdictions, and may cause the combined business to lose clients, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate, including competition laws.

Actions to implement Brexit may also create global economic uncertainty, which may cause clients to closely monitor their costs and reduce their spending on our solutions and services.

Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of the combined business.

We cannot assure our shareholders that we will be able to continue paying dividends at the current rate.

FIS plans to continue its current dividend practices following the transaction. However, based on the number of issued and outstanding shares of Worldpay Class A common stock as of the close of business on the Worldpay record date, FIS would issue approximately 289 million shares of FIS common stock in the merger. Continuing FIS’ current dividend practices following the merger will require additional cash to pay such dividends, which it may not have. For this and other reasons generally affecting the ability to pay dividends, FIS shareholders may not receive the same dividends as FIS shareholders have received in the past following the transaction.

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

Following the merger, the combined company could be subject to certain risks associated with the implementation of Worldpay’s new proprietary global acquiring platform.

Worldpay has made significant progress toward implementation of its proprietary global acquiring platform project. As the combined company continues to implement this project, through the migration of existing merchant customers and onboarding of new merchant customers to the platform, the scale and complexity associated with this project presents the increased potential for service level delays or disruptions in the processing of transactions, telecommunications failures or other difficulties. Such delays or disruptions could result in reputational harm, loss of business and increased operational or technological costs.

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

Furthermore, in response to market developments, FIS may continue to expand into new geographical markets and foreign countries in which neither it nor Worldpay currently has any operating experience. However, there can be no assurance that FIS will be able to successfully continue such expansion efforts due to this lack of experience and the multitude of risks associated with global operations or lack of appropriate regulatory approval.

Worldpay’s payments business is subject to regulation, supervision, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which it operates, which includes banking regulators and the Consumer Financial Protection Bureau (“CFPB”) in the United States, the FCA and PSR in the United Kingdom, and the Dutch Central Bank.

Because Worldpay is a technology service provider to U.S. Financial Institutions, it is are subject to regular oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), which is an inter-agency body of federal banking regulators. The FFIEC has broad discretion in the implementation, interpretation and enforcement of banking and consumer protection laws. A failure to comply with these laws, or its failure to meet the supervisory expectations of the banking regulators, could result in adverse action against the combined company following the merger. The regulators have the power to, among other things, enjoin “unsafe or unsound” practices; require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct the sale of subsidiaries or other assets; and assess civil money penalties.

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

The complexity and magnitude of the integration effort associated with Worldpay’s acquisition of Worldpay Group plc are significant and, following the merger, require that FIS fund significant capital and operating expenses to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third party service fees. Worldpay incurred integration planning costs during 2017 and 2018 and, following the merger, FIS anticipates that it may incur additional integration implementation costs in the future. Following the merger, FIS expects to continue to incur additional operating expenses while it continues to integrate the combined company. The integration of the departments, systems, business units, operating procedures and information technologies of the two businesses continue to present certain challenges to management. There can be no assurance that FIS following the merger, will be able to continue to integrate and manage these operations effectively or that such operations, once fully-integrated, will provide the benefits it anticipates.

In addition to transition costs, following the merger FIS expects to continue to incur increased expenses. Any material delays, difficulties or unanticipated additional expenses associated with integration activities, or the failure to successfully integrate the business in a timely manner, or at all, may harm FIS’ business, financial condition and results of operations.

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

Changes in the contracts, rules or standards of payment networks and card schemes could adversely affect FIS’ post-merger business, financial condition and results of operations.

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

Worldpay faces potential liability for fraudulent electronic payment transactions initiated by merchants, third parties or other associated participants. Examples of merchant fraud include when a merchant or other party knowingly accepts payment by a stolen or counterfeit credit, debit or prepaid card, card number or other credentials records a false sales transaction utilizing a stolen or counterfeit card or credentials, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Failure to effectively manage risk and prevent fraud would increase Worldpay’s chargeback liability or other liability. In addition, beginning October 2015, U.S. merchants that cannot process EMV chip-based cards are held financially responsible for certain fraudulent transactions conducted using such cards. This will likely increase the amount of risk for merchants who are not yet EMV-compliant and could result in the Worldpay business having to seek increased chargebacks from such merchants. Increases in chargebacks or other liability could have a material adverse effect on FIS’ business, financial condition and results of operations following the merger.

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

Worldpay is party to tax receivable agreements (“TRAs”). As of June 30, 2019, Worldpay has a liability recorded of approximately $918.7 million associated with the TRAs. It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding TRA payments. There may be a material adverse effect on FIS’ liquidity if, as a result of timing discrepancies or otherwise, distributions to Worldpay by Worldpay Holding are not sufficient to permit Worldpay to make payments under the TRAs.

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

Litigation relating to the merger transactions could (i) require FIS and/or Worldpay to incur significant costs and suffer management distraction, (ii) delay and/or enjoin the merger and/or (iii) result in the payment of damages or other remedies.

Following the initial filing, on April 15, 2019, of the registration statement on Form S-4, on April 30, 2019, a purported Worldpay stockholder filed a putative class action complaint, captioned Sabatini v. Worldpay, Inc., et al., Case No. 1:19-cv-00794-LPS, against Worldpay, its directors, FIS and Merger Sub in the United States District Court for the District of Delaware. The complaint asserts a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against Worldpay and its directors and a claim for violations of Section 20(a) of the Exchange Act against the Worldpay directors and FIS. The complaint alleges, among other things, that Worldpay and its directors disseminated an allegedly false and materially misleading registration statement on Form S-4. The complaint seeks, among other things, to enjoin the merger, a declaration that the registration statement violated federal securities laws, unspecified damages, and an award of attorneys’ and experts’ fees.

On May 1, 2019, a purported Worldpay stockholder filed a second complaint, captioned Stein v. Worldpay, Inc., et al., Case No. 1:19-cv-00813-LPS, against Worldpay and its directors in the United States District Court for the District of Delaware. The complaint asserts a claim for violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, and 17 C.F.R. § 244.100 against Worldpay and its directors and a claim for violations of Section 20(a) of the Exchange Act against the Worldpay directors. The complaint alleges, among other things, that Worldpay and its directors disseminated an allegedly false and materially misleading registration statement on Form S-4. The complaint seeks, among other things, to enjoin the merger, unspecified damages, and an award of attorneys’ and experts’ fees.

On June 4, 2019, a purported Worldpay stockholder filed a third complaint, captioned Johnson v. Worldpay, Inc., et al., Case No. 1:19-cv-01034-UNA, against Worldpay and its directors in the United States District Court for the District of Delaware. The complaint asserts a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against Worldpay and its directors and a claim for violations of Section 20(a) of the Exchange Act against the Worldpay directors. The complaint alleges, among other things, that Worldpay and its directors disseminated an allegedly false and materially misleading registration statement on Form S-4. The complaint seeks, among other things, to enjoin the merger, a declaration that the registration statement violated federal securities laws, unspecified damages, and an award of attorneys’ and experts’ fees.

The outcome of any such action is uncertain. If the actions remain unresolved, they could result in significant costs to Worldpay and/or FIS, including costs associated with the indemnification of their respective directors and officers. Other plaintiffs may also file lawsuits against FIS, Worldpay, Merger Sub and/or directors and officers thereof in connection with the merger, requiring FIS, Worldpay, Merger Sub and their respective directors and officers to defend against multiple lawsuits potentially filed in different jurisdictions. The defense or settlement of any lawsuits or claims relating to the merger transactions may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

Item 6. Exhibits
(a) Exhibits:

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Articles of Amendment to the Articles of Incorporation of Fidelity National Information Services, Inc., Effective as of July 31, 2019.	8-K	001-16427	3.1	7/31/2019
4.1	Seventeenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	5/21/2019
4.2	Eighteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/21/2019
4.3	Nineteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	5/21/2019
4.4	Twentieth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	5/21/2019
4.5	Twenty-First Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.5	5/21/2019
4.6	Twenty-Second Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.6	5/21/2019
4.7	Twenty-Third Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.7	5/21/2019
4.8	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.8	5/21/2019
4.9	Twenty-Fifth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.9	5/21/2019
10.1	Second Amendment Agreement, dated as of April 5, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	4/11/2019
10.2	Third Amendment and Joinder Agreement, dated as of May 29, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	6/4/2019

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.3	Amendment to Employment Agreement, effective as of May 21, 2019, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)					*
10.4	Terms and Conditions of Employment, effective as of April 2, 2018, by and among FIS Systems (U.K.) Limited. and Martin Boyd. (1)					*
10.5	Letter Agreement, effective as of August 1, 2019, by and among Fidelity National Information Services, Inc., and Charles Drucker. (1)					*
10.6	Employment Agreement, effective as of August 1, 2019, by and between Fidelity National Information Services, Inc., and Mark Heimbouch. (1)					*
10.7	Employment Agreement, effective as of August 1, 2019, by and between Fidelity National Information Services, Inc., and Stephanie Ferris. (1)					*
10.8	Consulting Agreement, effective as of August 1, 2019, by and among Fidelity National Information Services, Inc., and Stephan A. James. (1)					*
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
*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 6, 2019	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 6, 2019	By:	/s/ KATY T. THOMPSON
Katy T. Thompson
Corporate Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Articles of Amendment to the Articles of Incorporation of Fidelity National Information Services, Inc., Effective as of July 31, 2019.	8-K	001-16427	3.1	7/31/2019
4.1	Seventeenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	5/21/2019
4.2	Eighteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/21/2019
4.3	Nineteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	5/21/2019
4.4	Twentieth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	5/21/2019
4.5	Twenty-First Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.5	5/21/2019
4.6	Twenty-Second Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.6	5/21/2019
4.7	Twenty-Third Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.7	5/21/2019
4.8	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.8	5/21/2019
4.9	Twenty-Fifth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.9	5/21/2019
10.1	Second Amendment Agreement, dated as of April 5, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	4/11/2019
10.2	Third Amendment and Joinder Agreement, dated as of May 29, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	6/4/2019

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.3	Amendment to Employment Agreement, effective as of May 21, 2019, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)					*
10.4	Terms and Conditions of Employment, effective as of April 2, 2018, by and among FIS Systems (U.K.) Limited. and Martin Boyd. (1)					*
10.5	Letter Agreement, effective as of August 1, 2019, by and among Fidelity National Information Services, Inc., and Charles Drucker. (1)					*
10.6	Employment Agreement, effective as of August 1, 2019, by and between Fidelity National Information Services, Inc., and Mark Heimbouch. (1)					*
10.7	Employment Agreement, effective as of August 1, 2019, by and between Fidelity National Information Services, Inc., and Stephanie Ferris. (1)					*
10.8	Consulting Agreement, effective as of August 1, 2019, by and among Fidelity National Information Services, Inc., and Stephan A. James. (1)					*
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
*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

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