Form 10-Q
period 2019-09-30
Fidelity National Information Services, Inc.
filed 2019-11-05
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of November 4, 2019, 614,600,305 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2019

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,305	$703
Settlement deposits and merchant float	3,476	700
Trade receivables, net of allowance for doubtful accounts of $37 and $17 as of September 30, 2019 and December 31, 2018, respectively	3,065	1,472
Contract assets	153	123
Settlement receivables	755	281
Other receivables	269	166
Prepaid expenses and other current assets	302	288
Total current assets	9,325	3,733
Property and equipment, net	811	587
Goodwill	51,890	13,545
Intangible assets, net	16,083	3,132
Computer software, net	3,025	1,795
Other noncurrent assets	1,996	503
Deferred contract costs, net	588	475
Total assets	$83,718	$23,770
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,143	$1,099
Settlement payables	4,791	972
Deferred revenue	719	739
Short-term borrowings	3,169	267
Current portion of long-term debt	79	48
Total current liabilities	10,901	3,125
Long-term debt, excluding current portion	16,945	8,670
Deferred income taxes	4,198	1,360
Other long-term liabilities	2,411	326
Deferred revenue	51	67
Total liabilities	34,506	13,548
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 750 and 600 shares authorized, 615 and 433 shares issued as of September 30, 2019 and December 31, 2018	6	4
Additional paid in capital	45,063	10,800
Retained earnings	4,538	4,528
Accumulated other comprehensive earnings (loss)	(391)	(430)
Treasury stock, $0.01 par value, less than 1 and 106 common shares as of September 30, 2019 and December 31, 2018, respectively, at cost	(21)	(4,687)
Total FIS stockholders’ equity	49,195	10,215
Noncontrolling interest	17	7
Total equity	49,212	10,222
Total liabilities and equity	$83,718	$23,770

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$2,822	$2,084	$6,991	$6,256
Cost of revenue	1,838	1,364	4,623	4,192
Gross profit	984	720	2,368	2,064
Selling, general and administrative expenses	757	283	1,435	980
Asset impairments	87	95	87	95
Operating income	140	342	846	989
Other income (expense):
Interest expense, net	(95)	(80)	(242)	(225)
Other income (expense), net	164	(58)	(8)	(60)
Total other income (expense), net	69	(138)	(250)	(285)
Earnings before income taxes and equity method investment earnings (loss)	209	204	596	704
Provision (benefit) for income taxes	48	37	119	122
Equity method investment earnings (loss)	(5)	(4)	(18)	(11)
Net earnings	156	163	459	571
Net (earnings) loss attributable to noncontrolling interest	(2)	(9)	(3)	(23)
Net earnings attributable to FIS common stockholders	$154	$154	$456	$548

Net earnings per share — basic attributable to FIS common stockholders	$0.30	$0.47	$1.18	$1.67
Weighted average shares outstanding — basic	516	328	388	329
Net earnings per share — diluted attributable to FIS common stockholders	$0.29	$0.47	$1.15	$1.65
Weighted average shares outstanding — diluted	524	331	396	333

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018

Net earnings		$156		$163		$459		$571
Other comprehensive earnings, before tax:
Unrealized gain (loss) on derivatives	$—		$—		$(16)		$—
Reclassification adjustment for (gains) losses included in net earnings	1		—		(3)		—
Unrealized gain (loss) on derivatives, net	1		—		(19)		—
Foreign currency translation adjustments	81		(35)		98		(123)
Minimum pension liability adjustment	—		—		(4)		—
Other comprehensive earnings (loss), before tax:	82		(35)		75		(123)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	35		—		36		—
Other comprehensive earnings (loss), net of tax	$47	47	$(35)	(35)	$39	39	$(123)	(123)
Comprehensive earnings:		203		128		498		448
Net (earnings) loss attributable to noncontrolling interest		(2)		(9)		(3)		(23)
Other comprehensive (earnings) loss attributable to noncontrolling interest		—		5		—		22
Comprehensive earnings attributable to FIS common stockholders		$201		$124		$495		$447
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2019
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, June 30, 2019	433	(109)	$4	$10,887	$4,599	$(438)	$(5,067)	$7	$9,992
Worldpay acquisition	180	109	2	34,040			5,042	11	39,095
Issuance of restricted stock	1	—	—	—	—	—	2	—	2
Exercise of stock options	1	—	—	42	—	—	3	—	45
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(1)	—	—	(1)	—	(2)
Stock-based compensation	—	—	—	95	—	—	—	—	95
Cash dividends paid ($0.35 per share per quarter) and other distributions	—	—	—	—	(215)	—	—	(3)	(218)
Net earnings	—	—	—	—	154	—	—	2	156
Other comprehensive earnings, net of tax	—	—	—	—	—	47	—	—	47
Balances, September 30, 2019	615	—	$6	$45,063	$4,538	$(391)	$(21)	$17	$49,212

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2018	433	(106)	$4	$10,800	$4,528	$(430)	$(4,687)	$7	$10,222
Worldpay acquisition	180	109	2	34,040			5,042	11	39,095
Issuance of restricted stock	1	—	—	—	—	—	2	—	2
Exercise of stock options	1	1	—	86	—	—	46	—	132
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(1)	—	—	(24)	—	(25)
Purchases of treasury stock	—	(4)	—	—	—	—	(400)	1	(399)
Stock-based compensation	—	—	—	138	—	—	—	—	138
Cash dividends paid ($0.35 per share per quarter) and other distributions	—	—	—	—	(441)	—	—	(5)	(446)
Other	—	—	—	—	(5)	—	—	—	(5)
Net earnings	—	—	—	—	456	—	—	3	459
Other comprehensive earnings, net of tax	—	—	—	—	—	39	—	—	39
Balances, September 30, 2019	615	—	$6	$45,063	$4,538	$(391)	$(21)	$17	$49,212
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2018
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, June 30, 2018	433	(102)	$4	$10,659	$4,291	$(403)	$(4,112)	$105	$10,544
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	1	—	35	—	—	33	—	68
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(4)	—	—	—	—	(465)	—	(465)
Stock-based compensation	—	—	—	21	—	—	—	—	21
Cash dividends paid ($0.32 per share per quarter) and other distributions	—	—	—	—	(106)	—	—	(24)	(130)
Net earnings	—	—	—	—	154	—	—	9	163
Other comprehensive earnings, net of tax	—	—	—	—	—	(30)	—	(5)	(35)
Balances, September 30, 2018	433	(105)	$4	$10,715	$4,339	$(433)	$(4,544)	$85	$10,166

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2017	432	(99)	$4	$10,534	$4,109	$(332)	$(3,604)	$109	$10,820
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	4	—	126	—	—	146	—	272
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(11)	—	—	(20)	—	(31)
Purchases of treasury stock	—	(10)	—	—	—	—	(1,066)	—	(1,066)
Stock-based compensation	—	—	—	66	—	—	—	—	66
Cash dividends paid ($0.32 per share per quarter) and other distributions	—	—	—	—	(318)	—	—	(25)	(343)
Net earnings	—	—	—	—	548	—	—	23	571
Other comprehensive earnings, net of tax	—	—	—	—	—	(101)	—	(22)	(123)
Balances, September 30, 2018	433	(105)	$4	$10,715	$4,339	$(433)	$(4,544)	$85	$10,166

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$459	$571
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,488	1,060
Amortization of debt issue costs	17	13
Acquisition-related financing foreign exchange	(112)	—
Asset impairments	87	95
Loss (gain) on sale of businesses and investments	18	48
Loss on extinguishment of debt	—	1
Stock-based compensation	138	66
Deferred income taxes	(75)	(65)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	12	151
Contract assets	(14)	(10)
Settlement activity	165	(6)
Prepaid expenses and other assets	(2)	31
Deferred contract costs	(258)	(180)
Deferred revenue	(51)	(122)
Accounts payable, accrued liabilities, and other liabilities	(131)	(365)
Net cash provided by operating activities	1,741	1,288

Cash flows from investing activities:
Additions to property and equipment	(135)	(115)
Additions to computer software	(409)	(349)
Acquisitions, net of cash acquired	(6,629)	—
Net proceeds from sale of businesses and investments	49	58
Other investing activities, net	(43)	(26)
Net cash provided by (used in) investing activities	(7,167)	(432)

Cash flows from financing activities:
Borrowings	25,425	8,068
Repayment of borrowings and other financing obligations	(15,997)	(7,725)
Debt issuance costs	(71)	(30)
Proceeds from exercise of stock options	136	273
Treasury stock activity	(422)	(1,038)
Dividends paid	(441)	(316)
Distribution to Brazilian Venture partner	—	(23)
Other financing activities, net	(39)	(3)
Net cash provided by (used in) financing activities	8,591	(794)

Effect of foreign currency exchange rate changes on cash	(38)	(56)
Less net change in cash balances classified as assets held-for-sale	—	(39)
Net increase (decrease) in cash and cash equivalents	3,127	(33)
Cash and cash equivalents, beginning of period	703	665
Cash and cash equivalents, end of period	$3,830	$632

Supplemental cash flow information:
Cash paid for interest	$208	$199
Cash paid for income taxes	$273	$442
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

On March 17, 2019, FIS, Wrangler Merger Sub, Inc., a wholly owned subsidiary of FIS (“Merger Sub”), and Worldpay, Inc. (“Worldpay”) entered into an Agreement and Plan of Merger (the “merger agreement”) pursuant to which Merger Sub would merge with and into Worldpay (the “merger”), with Worldpay surviving the merger and becoming a wholly owned subsidiary of FIS (collectively, the “Worldpay acquisition”). On July 31, 2019, FIS completed the acquisition of Worldpay, and Worldpay's results of operations and financial position are included in the Condensed Consolidated Financial Statements (Unaudited) from and after the date of acquisition.

As a result of the Company’s acquisition of Worldpay, the Company reorganized its reportable segments and recast all prior-period segment information presented to align with the new reportable segments. The new segments are Merchant Solutions, Banking Solutions, and Capital Market Solutions, which are organized based on the markets and clients served aligned with the solutions they provide, as well as the Corporate and Other segment (see Note 13).
(2)    Summary of Significant Accounting Policies

(a)	Change in Accounting Policy

The Company adopted Topic 842, Leases, with an initial application date of January 1, 2019. As a result, the Company has changed its accounting policy for leases. The accounting policy pursuant to Topic 842 for operating leases is disclosed below. The primary impact of adopting Topic 842 is the establishment of a right-of-use (“ROU”) model that requires a lessee to recognize ROU assets and lease liabilities on the consolidated balance sheet for operating leases.

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

The Company leases certain of its property, primarily real estate, under operating leases. Operating lease ROU assets are included in other noncurrent assets, and operating lease liabilities are included in accounts payable, accrued and other liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets (Unaudited). ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any prepaid lease payments and exclude lease incentives received. The Company uses an incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Lease terms may include options to extend, generally ranging from one to five years, or to terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Lease agreements may include lease and related non-lease components, which are accounted for as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

(3)    Worldpay Acquisition

On July 31, 2019, FIS completed the acquisition of Worldpay by acquiring 100 percent of Worldpay's equity pursuant to the merger agreement. Through its acquisition of Worldpay, FIS is now a global leader in technology, solutions and services for merchants, as well as banks and capital markets. The Worldpay acquisition brings an integrated technology platform with a comprehensive suite of products and services serving merchants and financial institutions. Through the Worldpay acquisition, FIS has enhanced global payment capabilities, robust risk and fraud solutions and advanced data analytics.

At the closing, Worldpay shareholders received approximately 289 million shares of FIS common stock and $3.4 billion in cash, using an exchange ratio of 0.9287 FIS shares plus $11.00 in cash for each share of Worldpay common stock. The acquisition-date fair value of the 289 million shares of the Company’s common stock was determined based on the share price of $133.69 per share, the closing price of the Company’s common stock on the New York Stock Exchange on July 30, 2019, since the acquisition closed before the market opened on July 31, 2019. FIS also converted approximately 8 million outstanding Worldpay equity awards into corresponding equity awards with respect to shares of FIS common stock pursuant to an exchange ratio in the merger agreement designed to maintain the intrinsic value of the applicable award immediately prior to conversion. The fair value of the converted equity awards was approximately $789 million based on a valuation as of the date of closing. The amounts attributable to services already rendered were included as an adjustment to the purchase price and the amounts attributable to future services will be expensed over the remaining vesting period. In connection with the Worldpay acquisition, FIS also repaid approximately $7.5 billion of Worldpay debt, including $5.7 billion for Worldpay debt that was not contractually assumed in the acquisition and was included as an adjustment to the purchase price. FIS funded the cash portion of the merger consideration, the pay-off of the indebtedness of Worldpay and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt issuances, including proceeds from concurrent public offerings on May 21, 2019 of Euro-, Pound Sterling-, and U.S. Dollar-denominated senior unsecured notes and borrowings under the Euro-commercial paper program established on May 29, 2019. See Note 7 for further discussion of these debt issuances.

The total purchase price was as follows (in millions):

Cash consideration	$3,423
Value of FIS share consideration	38,635
Pay-off of Worldpay long-term debt not contractually assumed	5,738
Value of outstanding converted equity awards attributed to services already rendered	449
Total purchase price	$48,245

The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). We recorded a preliminary allocation of the purchase price to Worldpay tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of July 31, 2019. The provisional amounts for intangible assets are based on third-party valuations performed. Goodwill was recorded as the residual

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. Our evaluations of the facts and circumstances available as of July 31, 2019, to assign fair values to assets acquired and liabilities assumed are ongoing, including our assessments of the economic characteristics of the acquired software and other intangibles. These evaluations may result in changes to the provisional amounts recorded.

Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, we will recognize any provisional amount adjustments during the reporting period in which the adjustments are determined. We will also be required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The preliminary purchase price allocation was as follows (in millions):

Cash acquired	$305
Settlement deposits and merchant float (1)	2,447
Trade receivables	1,619
Goodwill	38,428
Intangible assets	13,682
Computer software	1,293
Other noncurrent assets (2)	1,386
Accounts payable, accrued and other liabilities	(1,013)
Settlement payables	(3,167)
Deferred income taxes	(2,822)
Long-term debt, subsequently repaid	(1,805)
Other liabilities and noncontrolling interest (3)	(2,108)
Total purchase price	$48,245
(1)Includes $1,693 million of merchant float.
(2)Includes $534 million of other restricted cash.
(3)Includes $890 million of long-term tax receivable agreement liability (see Note 10) and $710 million contingent value rights liability (see Note 5).

The gross contractual amount of trade receivables acquired was approximately $1,666 million. The difference between that total and the provisional amount reflected above represents our best estimate at the acquisition date of the contractual cash flows not expected to be collected. This difference was derived using Worldpay's historical bad debts, sales allowances and collection trends.

Intangible assets primarily consist of computer software, customer relationship assets and trademarks with weighted average estimated useful lives of 7 years, 10 years and 5 years, respectively, and provisional fair value amounts assigned of $1,293 million, $13,272 million and $410 million, respectively.

See Note 10 for acquired contingencies resulting from the Worldpay acquisition.

Unaudited Supplemental Pro Forma Results Giving Effect to the Worldpay Acquisition

Worldpay's revenues and pre-tax loss of $734 million and $162 million, respectively, which include the impact of purchase accounting adjustments, are included in the Condensed Consolidated Statements of Earnings (Unaudited) for the period from July 31, 2019 through September 30, 2019.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pursuant to ASC 805, unaudited supplemental pro forma results of operations for the three and nine months ended September 30, 2019 and 2018, assuming the acquisition had occurred as of January 1, 2018, are presented below (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$3,154	$3,109	$9,380	$9,149
Net earnings (loss) attributable to FIS common stockholders	$220	$14	$370	$(225)
Net earnings (loss) per share — basic attributable to FIS common stockholders	$0.36	$0.02	$0.60	$(0.36)
Net earnings (loss) per share — diluted attributable to FIS common stockholders	$0.36	$0.02	$0.60	$(0.36)

The unaudited pro forma results include certain pro forma adjustments to revenue and net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2018, including the following:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets;

•	adjustment to interest expense to reflect the removal of Worldpay debt and the additional borrowings of FIS in conjunction with the acquisition; and

•
a reduction in expenses for the three and nine months ended September 30, 2019 of $149 million and $210 million, respectively, and an increase in expenses for the three and nine months ended September 30, 2018 of $8 million and $267 million, respectively, for acquisition-related transaction costs and other one-time non-recurring costs.

(4)    Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and recurring nature of revenue recognized. The tables also include a reconciliation of the disaggregated revenue with the Company’s reportable segments. Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 13.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2019 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$501	$1,264	$378	$—	$2,143
All others	219	227	233	—	679
Total	$720	$1,491	$611	$—	$2,822

Type of Revenue:
Processing and services	$704	$1,138	$292	$—	$2,134
License and software related	1	153	223	—	377
Professional services	—	112	95	—	207
Hardware and other	15	88	1	—	104
Total	$720	$1,491	$611	$—	$2,822

Recurring Nature of Revenue Recognition:
Recurring fees	$717	$1,244	$426	$—	$2,387
Non-recurring fees	3	247	185	—	435
Total	$720	$1,491	$611	$—	$2,822

For the nine months ended September 30, 2019 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$647	$3,616	$1,112	$—	$5,375
All others	249	701	666	—	1,616
Total	$896	$4,317	$1,778	$—	$6,991

Type of Revenue:
Processing and services	$866	$3,314	$864	$—	$5,044
License and software related	8	410	635	—	1,053
Professional services	—	328	274	—	602
Hardware and other	22	265	5	—	292
Total	$896	$4,317	$1,778	$—	$6,991

Recurring Nature of Revenue Recognition:
Recurring fees	$885	$3,610	$1,266	$—	$5,761
Non-recurring fees	11	707	512	—	1,230
Total	$896	$4,317	$1,778	$—	$6,991

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2018 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$34	$1,152	$370	$12	$1,568
All others	16	281	219	—	516
Total	$50	$1,433	$589	$12	$2,084

Type of Revenue:
Processing and services	$47	$1,124	$274	$12	$1,457
License and software related	—	127	220	—	347
Professional services	—	99	94	—	193
Hardware and other	3	83	1	—	87
Total	$50	$1,433	$589	$12	$2,084

Recurring Nature of Revenue Recognition:
Recurring fees	$49	$1,221	$409	$12	$1,691
Non-recurring fees	1	212	180	—	393
Total	$50	$1,433	$589	$12	$2,084

For the nine months ended September 30, 2018 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$157	$3,379	$1,108	$43	$4,687
All others	48	859	662	—	1,569
Total	$205	$4,238	$1,770	$43	$6,256

Type of Revenue:
Processing and services	$195	$3,399	$857	$43	$4,494
License and software related	2	360	638	—	1,000
Professional services	—	292	272	—	564
Hardware and other	8	187	3	—	198
Total	$205	$4,238	$1,770	$43	$6,256

Recurring Nature of Revenue Recognition:
Recurring fees	$202	$3,653	$1,263	$43	$5,161
Non-recurring fees	3	585	507	—	1,095
Total	$205	$4,238	$1,770	$43	$6,256

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $128 million and $178 million during the three months and $636 million and $629 million during the nine months ended September 30, 2019 and 2018, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, approximately $20.0 billion of revenue is estimated to be recognized in the future from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 35% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

As permitted by ASC 606, Revenue from Contracts with Customers, the Company has elected to exclude from this disclosure an estimate for the Merchant Solutions segment, which is primarily comprised of contracts with an original duration of one year or less or variable consideration that meet specific criteria. This segment’s core performance obligations consist of variable consideration under a stand-ready series of distinct days of service, and revenue from the segment’s products and service arrangements are generally billed and recognized as the services are performed. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

(5)    Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

As a result of the assets acquired in the Worldpay acquisition, the Company included restricted cash in the cash and cash equivalents balance reported in the Condensed Consolidated Statements of Cash Flows (Unaudited). The reconciliation between cash and cash equivalents in the Condensed Consolidated Balance Sheets (Unaudited) and the Condensed Consolidated Statements of Cash Flows (Unaudited) is as follows (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents on the Condensed Consolidated Balance Sheets (Unaudited)	$1,305	$703
Merchant float (in Settlement deposits and merchant float)	2,000	—
Other restricted cash (in Other noncurrent assets)	525	—
Total Cash and cash equivalents per the Condensed Consolidated Statements of Cash Flows (Unaudited)	$3,830	$703

Property and Equipment, Intangible Assets and Computer Software

The following table shows the Company’s Condensed Consolidated Financial Statement (Unaudited) details as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019			December 31, 2018
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$2,026	$1,215	$811	$1,645	$1,058	$587
Intangible assets	$19,855	$3,772	$16,083	$6,122	$2,990	$3,132
Computer software	$4,511	$1,486	$3,025	$3,103	$1,308	$1,795

The Company entered into other financing obligations of $24 million and $1 million during the three months and $59 million and $1 million during the nine months ended September 30, 2019 and 2018, respectively, for certain computer hardware and software. The assets are included in property and equipment and computer software, and the other financing obligations

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

are classified as long-term debt on our Condensed Consolidated Balance Sheets (Unaudited). Periodic payments are included in repayment of borrowings and other financing obligations on the Condensed Consolidated Statements of Cash Flows (Unaudited).

As of September 30, 2019, intangible assets, net of amortization, includes $15,606 million of customer relationships and other amortizable intangible assets, $435 million of finite-lived trademarks, as well as $42 million of non-amortizable indefinite-lived trademarks.  Amortization expense with respect to these intangible assets was $481 million and $162 million for the three months and $794 million and $498 million during the nine months ended September 30, 2019 and 2018, respectively.

Goodwill

Changes in goodwill during the nine months ended September 30, 2019 are summarized below (in millions). Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 13.

			Capital
	Merchant	Banking	Market
	Solutions	Solutions	Solutions	Total
Balance, December 31, 2018	$730	$7,991	$4,824	$13,545
Goodwill attributable to acquisition (1)	34,951	3,477		38,428
Foreign currency adjustments	(35)	(11)	(37)	(83)
Balance, September 30, 2019	$35,646	$11,457	$4,787	$51,890

(1)	The amount of goodwill attributable to the acquisition of Worldpay, including its allocation to reportable segments, is preliminary and subject to change.

Effective August 31, 2018, FIS sold substantially all the assets of the Certegy Check Services business unit, resulting in a pre-tax loss of $54 million, including goodwill distributed through the sale of business of $43 million.

Asset Impairments

During the three months ended September 30, 2019, the Company recorded pre-tax asset impairments of $87 million, primarily related to certain computer software resulting from the Company's net realizable value analysis.

During September 2018, as a result of entering into an agreement to unwind the joint venture ("Brazilian Venture") that the Company operated with Banco Bradesco, the Company recorded pre-tax asset impairments totaling $95 million, including $42 million for the Brazilian Venture contract intangible asset, $25 million for goodwill, and $28 million for assets being held for sale that were transferred to Banco Bradesco upon closing of the agreement (see Note 11).

Visa Europe and Contingent Value Rights

As part of the Worldpay acquisition, the Company acquired certain assets and liabilities related to the June 2016 Worldpay Group plc (Legacy Worldpay) disposal of its ownership interest in Visa Europe to Visa, Inc.  In connection with the disposal, Legacy Worldpay agreed to pay former Legacy Worldpay owners 90% of the net-of-tax proceeds from the disposal, known as contingent value rights (“CVR”), pending the resolution of certain historical claims and the finalization of the proceeds from disposal.  At September 30, 2019, the value of the CVR liability to the former owners was $700 million recorded in Other long-term liabilities on the Condensed Consolidated Balance Sheets (Unaudited). The related proceeds from the disposal are recorded primarily as restricted cash and as Visa, Inc. Series B preferred shares in Other noncurrent assets on the Condensed Consolidated Balance Sheet (Unaudited).  The resolution of the CVR liability is expected to occur no later than June 2028, at which time the Visa, Inc. Series B preferred shares are subject to mandatory conversion into Visa, Inc. Class A Common Stock.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Settlement Activity and Merchant Float

Banking Solutions

We manage certain payment services and programs and wealth management processes for our clients that require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities. Settlement receivables represent amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties or clients, and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in settlement payables on the Condensed Consolidated Balance Sheets (Unaudited) and operating cash flows on the Condensed Consolidated Statements of Cash Flows (Unaudited).

Merchant Solutions

Settlement deposits and merchant float, settlement receivables, and settlement payables represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, merchants and Sponsoring Members. Funds are processed under two models, a sponsorship model and a direct member model. In the U.S., the Company operates under the sponsorship model, and outside the U.S., the Company operates under the direct membership model.

Under the sponsorship model, in order for the Company to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship by a member clearing bank. The Company has an agreement with various banks and financial institutions (the “Sponsoring Member”) to provide sponsorship services to the Company. Under the sponsorship agreements the Company is registered as a Visa Third-Party Agent and a MasterCard Service Provider. The sponsorship services allow us to route transactions under the Sponsoring Members' membership to clear card transactions through MasterCard, Visa and other networks. Under this model, the standards of the payment networks restrict us from performing funds settlement and as such require that these funds be in the possession of the Sponsoring Member until the merchant is funded. Accordingly, settlement receivables and settlement payables resulting from the submission of settlement files to the network or cash received from the network in advance of funding the network are the responsibility of the Sponsoring Member and are not recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited).

Settlement receivables and settlement payables are also recorded in the U.S. as a result of intermediary balances due to/from the Sponsoring Member. The Company receives funds from certain networks which are owed to the Sponsoring Member for settlement. In other cases the Company transfers funds to the Sponsoring Member for settlement in advance of receiving funds from the network. These timing differences result in settlement receivables and settlement payables. The amounts are generally collected or paid the following business day. Additionally, U.S. settlement receivables and settlement payables arise related to interchange expenses, merchant reserves and exception items.

Under the direct membership model, the Company is a direct member in Visa, MasterCard and other payment networks as third party sponsorship to the networks is not required. This results in the Company performing settlement between the networks and the merchant and requires adherence to the standards of the payment networks in which the Company is a direct member. Settlement deposits and merchant float, settlement receivables and settlement payables result when the Company submits the merchant file to the network or when funds are received by the Company in advance of paying the funds to the merchant. The amounts are generally collected or paid the following business day.

Under the direct membership model, merchant float represents cash balances the Company holds on behalf of merchants when the incoming amount from the card networks precedes when the funding to merchants falls due. Merchant float funds held in segregated accounts in a fiduciary capacity are considered restricted cash.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of September 30, 2019 and December 31, 2018 consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Contract costs on implementations in progress	$86	$93
Incremental contract origination costs on completed implementations, net	332	219
Contract fulfillment costs on completed implementations, net	170	163
Total deferred contract costs, net	$588	$475

Amortization of deferred contract costs on completed implementations was $48 million and $30 million during the three months and $136 million and $89 million during the nine months ended September 30, 2019 and 2018, respectively, and there were no significant impairment losses in relation to the costs capitalized for the periods presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)    Debt
Long-term debt as of September 30, 2019 and December 31, 2018, consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Senior Notes due October 2020, interest payable semi-annually at 3.625% ("2020 Notes")	$1,150	$1,150
Senior Euro Notes due January 2021, interest payable annually at 0.400% ("2021 Euro Notes")	546	572
Senior Euro Floating Rate Notes due May 2021, interest payable quarterly ("Floating Rate Notes") (1)	546	—
Senior Euro Notes due May 2021, interest payable annually at 0.125% ("May 2021 Euro Notes")	546	—
Senior Notes due August 2021, interest payable semi-annually at 2.250% ("2021 Notes")	750	750
Senior GBP Notes due June 2022, interest payable annually at 1.700% ("2022 GBP Notes")	369	382
Senior Notes due October 2022, interest payable semi-annually at 4.500% ("2022 Notes")	300	300
Senior Notes due April 2023, interest payable semi-annually at 3.500% ("2023 Notes")	700	700
Senior Euro Notes due May 2023, interest payable annually at 0.750% ("2023 Euro Notes")	1,365	—
Senior Notes due June 2024, interest payable semi-annually at 3.875% ("2024 Notes")	400	400
Senior Euro Notes due July 2024, interest payable annually at 1.100% ("2024 Euro Notes")	546	572
Senior GBP Notes due May 2025, interest payable annually at 2.602% ("2025 GBP Notes")	769	—
Senior Notes due October 2025, interest payable semi-annually at 5.000% ("2025 Notes")	900	900
Senior Notes due August 2026, interest payable semi-annually at 3.000% ("2026 Notes")	1,250	1,250
Senior Euro Notes due May 2027, interest payable annually at 1.500% ("2027 Euro Notes")	1,365	—
Senior Notes due May 2028, interest payable semi-annually at 4.250% ("2028 Notes")	400	400
Senior Notes due May 2029, interest payable semi-annually at 3.750% ("2029 Notes")	1,000	—
Senior Euro Notes due May 2030, interest payable annually at 2.000% ("2030 Euro Notes")	1,092	—
Senior GBP Notes due May 2031, interest payable annually at 3.360% ("2031 GBP Notes")	769	—
Senior Euro Notes due May 2039, interest payable annually at 2.950% ("2039 Euro Notes")	546	—
Senior Notes due August 2046, interest payable semi-annually at 4.500% ("2046 Notes")	500	500
Senior Notes due May 2048, interest payable semi-annually at 4.750% ("2048 Notes")	600	600
Revolving Credit Facility (2)	560	208
Other	55	34
	17,024	8,718
Current portion of long-term debt	(79)	(48)
Long-term debt, excluding current portion	$16,945	$8,670

(1)	As of September 30, 2019, the weighted-average interest rate of the Floating Rate Notes was 0.00%.

(2)
Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. As of September 30, 2019, the weighted average interest rate on the Revolving Credit Facility, excluding fees, was 3.08%.

Short-term borrowings as of September 30, 2019 and December 31, 2018, consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Euro-commercial paper notes ("ECP Notes") (1)	$2,856	$—
U.S. commercial paper notes ("USCP Notes") (2)	150	250
Other	163	17
Total short-term borrowings	$3,169	$267

(1)	As of September 30, 2019, the weighted-average interest rate of the ECP Notes was (0.17)%, resulting in a reduction to Interest expense, net.

(2)	As of September 30, 2019, the weighted-average interest rate of the USCP Notes was 2.28%.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On May 21, 2019, FIS completed the issuance and sale of Euro- and Pound Sterling-denominated senior notes, consisting of €500 million in aggregate principal amount of Floating Rate Senior Notes due 2021 (the “Floating Rate Notes”), €500 million in aggregate principal amount of 0.125% Senior Notes due 2021 (the “May 2021 Euro Notes”), €1.25 billion in aggregate principal amount of 0.750% Senior Notes due 2023 (the “2023 Euro Notes”), €1.25 billion in aggregate principal amount of 1.500% Senior Notes due 2027 (the “2027 Euro Notes”), €1 billion in aggregate principal amount of 2.000% Senior Notes due 2030 (the “2030 Euro Notes”), €500 million in aggregate principal amount of 2.950% Senior Notes due 2039 (the “2039 Euro Notes”), £625 million of 2.602% Senior Notes due 2025 (the “2025 GBP Notes”), and £625 million of 3.360% Senior Notes due 2031 (the “2031 GBP Notes”). Also on May 21, 2019, FIS completed the issuance and sale of U.S. Dollar-denominated senior notes, consisting of $1.0 billion in aggregate principal amount of 3.750% Senior Notes due 2029 (the “2029 Notes”). The proceeds of the debt issuances were subsequently used to pay the cash portion of the purchase price and certain of the costs and expenses of the Worldpay transaction and to repay the outstanding Worldpay bank debt and notes.

On May 29, 2019, FIS established a Euro-commercial paper (“ECP”) program for the issuance and sale of senior, unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $4.7 billion (or its equivalent in other currencies). The ECP Notes will have maturities of up to 183 days from the date of issue. The ECP program was used to pay for certain of the costs and expenses of the Worldpay transaction. The ECP program is also used for general corporate purposes.

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

On December 21, 2018, FIS entered into an interest rate swap that effectively converted the 2024 Euro Notes from a fixed-rate to a floating rate debt obligation. This derivative instrument was designated as a fair value hedge of the debt obligation. The fair value of the interest rate swap was $18 million at September 30, 2019, reflected as an increase in the hedged debt balance.

On September 21, 2018, FIS established a U.S. commercial paper (“USCP”) program for the issuance and sale of senior, unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $4.0 billion. On May 29, 2019, FIS increased the capacity on the USCP program from $4 billion to $5.5 billion. The USCP Notes have maturities of up to 397 days from the date of issue.

On September 21, 2018, FIS entered into a Seventh Amendment and Restatement Agreement (“Credit Facility Agreement”), which amended and restated FIS’ existing credit agreement (as amended, the “Restated Credit Agreement”). The Credit Facility Agreement increased the revolving credit commitments outstanding under the Revolving Credit Facility (“Revolving Credit Facility”) existing under the Restated Credit Agreement from $3.0 billion to $4.0 billion and extended the term of the Restated Credit Agreement to September 21, 2023. On May 29, 2019, FIS entered into an amendment to the Restated Credit Agreement to increase the revolving credit commitments outstanding under the Revolving Credit Facility from $4.0 billion to $5.5 billion. Borrowing under the Revolving Credit Facility will generally be used for general corporate purposes, including backstopping any notes that FIS may issue under the USCP and ECP programs described above. As of September 30, 2019, the outstanding principal balance of the Revolving Credit Facility was $560 million, with $4,937 million of borrowing capacity remaining thereunder (net of $3 million in outstanding letters of credit issued under the Revolving Credit Facility).

The obligations of FIS under the Revolving Credit Facility, USCP and ECP programs, and all of its outstanding senior notes rank equal in priority and are unsecured. The Revolving Credit Facility and the senior notes are subject to customary covenants, including, among others, customary events of default, and for the Revolving Credit Facility, a provision allowing for financing related to the acquisition of Worldpay and limitations on the payment of dividends by FIS.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swap and net unamortized non-cash bond premiums and discounts of $31 million, as of September 30, 2019 (in millions):

Total
2019 remaining period	$26
2020	1,222
2021	2,453
2022	691
2023	2,633
Thereafter	10,138
Total principal payments	17,163
Debt issuance costs, net of accumulated amortization	(108)
Total long-term debt	$17,055

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

Debt issuance costs of $108 million, net of accumulated amortization, remain capitalized as of September 30, 2019, related to all of the above outstanding debt.

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

The fair value of the Company’s long-term debt is estimated to be approximately $1,146 million higher than the carrying value excluding the fair value of the interest rate swap and unamortized discounts as of September 30, 2019. This estimate is based on quoted prices of our senior notes and trades of our other debt in close proximity to September 30, 2019, which are considered Level 2-type measurements. This estimate is subjective in nature and involves uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(8)    Financial Instruments

Forward Contracts

During the second quarter of 2019, the Company entered into foreign currency forward exchange contracts to reduce the volatility in the Company's cash flows due to foreign exchange rate fluctuations during the period leading up to the Company’s Euro- and Pound Sterling-denominated debt issuances related to the Worldpay transaction (see Note 7 for further discussion of these debt issuances). These forward contracts were settled on July 31, 2019, resulting in a net pre-tax gain of $1 million

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

during the three months and a net pre-tax loss of $14 million during the nine months ended September 30, 2019. As of September 30, 2019, and December 31, 2018, the Company had no significant forward contracts outstanding.

Cash Flow Hedges

During the second quarter of 2019, the Company entered into treasury lock and forward-starting interest rate swap contracts with total notional amounts of €1.5 billion, £500 million, and $500 million to reduce the volatility in the Company’s cash flows due to changes in the benchmark interest rates during the period leading up to the Company’s fixed-rate debt issuances related to the Worldpay transaction (see Note 7 for further discussion of these debt issuances). The Company designated these derivatives as cash flow hedges for accounting purposes. During May 2019, in conjunction with the debt issuances, the Company terminated these contracts for an aggregate cash settlement payment of $17 million, which was recorded as a component of Other comprehensive earnings on the Condensed Consolidated Statement of Comprehensive Earnings (Unaudited). The amounts in Other comprehensive earnings are reclassified as an adjustment to interest expense on the Condensed Consolidated Statement of Earnings (Unaudited) over the respective periods during which the related hedged interest payments are recognized in income, which range from four to 12 years. Settlement cash flows related to these contracts were recorded as Other financing activities, net on the Condensed Consolidated Statement of Cash Flows (Unaudited). As of September 30, 2019, and December 31, 2018, the Company had no outstanding cash flow hedge contracts.

Fair Value Hedge

During the fourth quarter of 2018, the Company entered into an interest rate swap with a €500 million notional value converting the interest rate exposure on the Company's 2024 Euro Notes from fixed to variable. The Company designated this interest rate swap as a fair value hedge for accounting purposes. The fair value of the interest rate swap was a $18 million asset at September 30, 2019, reflected as an increase in the hedged debt balance (see Note 7).

Net Investment Hedges

During the third quarter of 2019, in conjunction with the closing of the Worldpay acquisition, the Company designated certain debt issuances related to the Worldpay acquisition as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of September 30, 2019, an aggregate €7,616 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to the Floating Rate Notes, May 2021 Euro Notes, 2023 Euro Notes, 2027 Euro Notes, 2030 Euro Notes, 2039 Euro Notes, and ECP Notes, and an aggregate £264 million was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the 2031 GBP Notes.

During the fourth quarter of 2018, the Company entered into cross-currency interest rate swaps with an aggregate notional amount of $716 million, which were designated as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. The fair value of the cross-currency interest rate swaps was a net $35 million asset at September 30, 2019.

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

The Company recorded net investment hedge aggregate gain (loss), net of tax, for the change in fair value as Foreign currency translation adjustments within Other comprehensive earnings on the Condensed Consolidated Statements of Comprehensive Earnings (Unaudited) of $185 million and $10 million, during the three months and $198 million and $38 million during the nine months ended September 30, 2019 and 2018, respectively. No ineffectiveness was recorded on the net investment hedges.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9)    Operating Leases

The classification of the Company’s operating lease ROU assets and liabilities in the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2019 was as follows (in millions):

	Classification	September 30, 2019
Operating lease ROU assets	Other noncurrent assets	$521

Operating lease liabilities	Accounts payable, accrued and other liabilities	$129
	Other long-term liabilities	425
Total operating lease liabilities		$554

Operating lease cost was $39 million and variable lease cost was $10 million for the three months and $103 million and $25 million for the nine months ended September 30, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $99 million for the nine months ended September 30, 2019. Operating lease ROU assets obtained in exchange for operating lease liabilities was $51 million for the nine months ended September 30, 2019. The weighted average remaining operating lease term was 5.9 years and the weighted average operating lease discount rate was 3.7% as of September 30, 2019.

Maturities of operating lease liabilities, as of September 30, 2019 were as follows (in millions):

2019 remaining period	$34
2020	147
2021	121
2022	86
2023	64
Thereafter	181
Total lease payments	633
Less: Imputed interest	(79)
Total operating lease liabilities	$554

Aggregate future minimum operating lease payments for each of the years in the five years ending December 31, 2023, and thereafter, as of December 31, 2018 consisted of the following (in millions):

2019	$121
2020	104
2021	80
2022	51
2023	38
Thereafter	86
Total	$480

(10)    Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company (“Reliance”), the Company’s subsidiary, is named as a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan (the “Plan”) for one of its customers. Plaintiffs in the action seek damages and attorneys’ fees, as well as equitable relief, on behalf of Plan participants for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974 against Reliance and the Plan's sponsor and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

record-keeper. Reliance is vigorously defending the action and believes it has meritorious defenses. Pre-trial discovery has now been completed. Reliance contends that no breaches of fiduciary duty or prohibited transactions occurred and that the Plan suffered no damages. Plaintiffs allege damages of approximately $115 million against all defendants. While we are unable at this time to estimate more precisely the potential loss or range of loss because of unresolved questions of fact and law, we believe that the ultimate resolution of the matter will not have a material impact on our financial condition. We do not believe a liability for this action is probable and, therefore, have not recorded a liability for this action.

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

Acquired Contingencies - Worldpay

The Company assumed in the Worldpay acquisition a Tax Receivable Agreement (“TRA”) under which the Company agreed to make payments to Fifth Third Bank (“Fifth Third”) of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Unless amended, payments under the TRA will be based on the cash savings realized by the Company by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes. Under the agreement between the Company and Fifth Third, in certain specified circumstances, the Company may be required to make payments in excess of such cash savings. Obligations recorded in our financial statements pursuant to the TRA are based on estimates of future deductions and future tax rates. On an annual basis, the Company evaluates the assumptions underlying the TRA obligations. The Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2019 included a liability of $919 million relating to the TRA.

The timing and/or amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRA, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred.

Fifth Third brought a declaratory judgment action alleging that the change of control of Worldpay after its acquisition by the Company triggered provisions in the TRA that would remove the contingency that adequate taxable income be earned to realize tax savings.  The Company does not believe that there is merit to this claim, but regardless, even if Fifth Third prevails on this claim, it should not increase the recorded liabilities related to the TRA as disclosed above, which are based on the assumption that adequate taxable income will be earned.

The following table summarizes our estimated commitments under the TRA as of September 30, 2019 (in millions):

		Payments Due in
Type of Obligation	Total	2019 Remaining Period	1-3 Years	3-5 Years	More than 5 Years
Obligations under TRA	$919	$—	$124	$103	$692

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Indemnifications and Warranties

The Company generally indemnifies its clients, subject to certain limitations and exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated solely with its customers' use of the Company's software applications or services. Historically, the Company has not made any material payments under such indemnifications but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications. Historically, no material costs have been incurred related to software warranties and no accruals for warranty costs have been made.

(11)    Related Party Transactions

Cardinal Holdings

FIS holds a 38% ownership stake in Cardinal Holdings, L.P. (“Cardinal”) as of September 30, 2019 and December 31, 2018. The ownership stake in Cardinal is recorded as an equity method investment included within Other noncurrent assets on the Condensed Consolidated Balance Sheets (Unaudited). The carrying value of this equity method investment as of September 30, 2019 and December 31, 2018 was $130 million and $151 million, respectively.

On July 31, 2017, upon closing on the sale of the Capco consulting business and risk and compliance consulting business, FIS and Cardinal entered into a short-term Transition Services Agreement (“TSA”), whereby FIS provided various agreed upon services to Cardinal in 2018. FIS provides ongoing management consulting services and other services to Cardinal. Amounts transacted through these agreements were not significant to the 2019 and 2018 periods presented.

Brazilian Venture

The Company owned a 51% controlling interest in the Brazilian Venture that it operated with Banco Bradesco through December 31, 2018 and provided comprehensive, fully-outsourced transaction processing, call center, cardholder support and collection services to multiple card issuing clients in Brazil, including Banco Bradesco. FIS closed a transaction with Banco Bradesco on December 31, 2018 to unwind the Brazilian Venture pursuant to an agreement entered into September 28, 2018. In the third quarter of 2018, FIS incurred impairment charges of $95 million related to the disposal, including impairments of its contract intangible asset, goodwill, and its assets held for sale, which were written-down to fair value less cost to sell (see Note 5). The impairment charges were included in the Corporate and Other segment results. As a result of the disposal, Banco Bradesco was a related party through December 31, 2018. The Company recorded related party revenue from Banco Bradesco of $77 million and $244 million during the three and nine months ended September 30, 2018.

The board of directors for the Brazilian Venture declared a dividend during the three months ended September 30, 2018, resulting in a payment to Banco Bradesco of $23 million.

(12)    Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2019 and 2018 were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net earnings attributable to FIS common stockholders	$154	$154	$456	$548
Weighted average shares outstanding — basic	516	328	388	329
Plus: Common stock equivalent shares	8	3	8	4
Weighted average shares outstanding — diluted	524	331	396	333
Net earnings per share — basic attributable to FIS common stockholders	$0.30	$0.47	$1.18	$1.67
Net earnings per share — diluted attributable to FIS common stockholders	$0.29	$0.47	$1.15	$1.65

Options to purchase approximately 0 million and 1 million shares of our common stock for the three months and 1 million and 1 million for the nine months ended September 30, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

On July 20, 2017 our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization.

(13)    Segment Information

As a result of the Company’s acquisition of Worldpay, the Company reorganized its reportable segments and recast all prior-period segment information presented to align with the new reportable segments. The new segments are Merchant Solutions, Banking Solutions, and Capital Market Solutions, which are organized based on the markets and clients served aligned with the solutions they provide, as well as the Corporate and Other segment. The reorganization primarily consisted of adding a new Merchant Solutions segment, renaming the former Integrated Financial Solutions segment to Banking Solutions and the former Global Financial Solutions segment to Capital Market Solutions, and moving certain of the Company’s existing business lines to align with these new segments.  Below is a summary of each segment.

Merchant Solutions ("Merchant")

The Merchant segment is focused on serving global merchants as well as merchants of all sizes enabling them to accept electronic payments, including credit, debit and prepaid payments originated at a physical point-of-sale as well as in card-not-present environments such as eCommerce and mobile. Merchant services include all aspects of payment processing, including authorization and settlement, customer service, chargeback and retrieval processing, reporting for electronic payment transactions and network fee and interchange management. Merchant also includes value-added services, such as security and fraud prevention solutions, advanced data analytics and information management solutions, foreign currency management and numerous funding options. Our Merchant clients are highly-diversified, including non-discretionary everyday spend categories, such as grocery and pharmacy, and include 13 of the U.S. top 25 national retailers by revenue in 2018, as well as global enterprises and small to medium sized businesses. The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with a growing and diverse client base.

Banking Solutions ("Banking")

The Banking segment is focused on serving global clients for transaction and account processing; payment solutions; digital channel solutions; lending and wealth and retirement solutions; risk, fraud management and compliance solutions; and services capitalizing on the continuing trend to outsource these solutions. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions, and other commercial organizations. Banking serves clients in more than 130 countries around the world.  Our applications include core processing software, which clients use to maintain the primary records of their customer accounts, and complementary

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

applications and services that interact directly with the core processing applications. We provide our clients integrated solutions characterized by multi-year processing contracts that generate highly recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner. The results in this segment included the Reliance Trust Company of Delaware business through its divestiture on December 31, 2018 and the Company's Brazilian Venture business through its divestiture as part of the joint venture unwinding transaction on December 31, 2018.

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients with a broad array of buy- and sell-side solutions.  Clients in this segment operate in more than 50 countries around the world and include asset managers, buy-and sell-side securities, brokerage and trading firms, insurers, private equity firms, and other commercial organizations.  Our buy- and sell-side solutions include a variety of mission critical applications for record keeping, data and analytics, trading, financing and risk management. Capital Markets’ clients purchase our solutions and services in various ways including licensing and managing technology “in-house,” using consulting and third-party service providers, as well as fully outsourced end-to-end solutions. We have long-established relationships with many of these financial and commercial institutions that generate significant recurring revenue. We have and continue to make investments in modern platforms; advanced technologies, such as cloud, open APIs, machine learning and artificial intelligence; and regulatory technology to support our Capital Markets clients.

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs, such as acquisition and integration expenses, that are not considered when management evaluates revenue-generating segment performance. The Corporate and Other segment also included the Certegy Check Services business unit in North America until it was divested on August 31, 2018.

During the three and nine months ended September 30, 2019, the Company recorded acquisition and integration costs primarily related to the Worldpay transaction, and certain other costs including those associated with data center consolidation activities of $25 million and $50 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded acquisition, integration and certain other costs primarily related to the SunGard acquisition of $16 million and $122 million, respectively.

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

Summarized financial information for the Company’s segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the three months ended September 30, 2019 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$720	$1,491	$611	$—	$2,822
Operating expenses	393	982	388	919	2,682
Depreciation and amortization (including purchase accounting amortization)	44	132	57	519	752
EBITDA	371	641	280	(400)	892
Acquisition, integration and other costs	—	—	—	213	213
Asset impairments	—	—	—	87	87
Adjusted EBITDA	$371	$641	$280	$(100)	$1,192

EBITDA					$892
Interest expense, net					95
Depreciation and amortization					206
Purchase accounting amortization					546
Other income (expense) unallocated					159
Provision (benefit) for income taxes					48
Net earnings attributable to noncontrolling interest					2
Net earnings attributable to FIS common stockholders					$154
Capital expenditures (1)	$47	$157	$59	$20	$283

(1)	Capital expenditures for the three months ended September 30, 2019 include $24 million in other financing obligations for certain hardware and software.

As of and for the three months ended September 30, 2018 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$50	$1,433	$589	$12	$2,084
Operating expenses	43	980	354	365	1,742
Depreciation and amortization (including purchase accounting amortization)	3	124	39	188	354
EBITDA	10	577	274	(165)	696
Acquisition deferred revenue adjustment	—	—	—	1	1
Acquisition, integration and other costs	—	—	—	16	16
Asset impairments	—	—	—	95	95
Adjusted EBITDA	$10	$577	$274	$(53)	$808

EBITDA					$696
Interest expense, net					80
Depreciation and amortization					173
Purchase accounting amortization					181
Other income (expense) unallocated					(62)
Provision (benefit) for income taxes					37
Net earnings attributable to noncontrolling interest					9
Net earnings attributable to FIS common stockholders					$154
Capital expenditures	$3	$99	$46	$1	$149

(1)	Capital expenditures for the three months ended September 30, 2018 include $1 million in other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the nine months ended September 30, 2019 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$896	$4,317	$1,778	$—	$6,991
Operating expenses	536	2,938	1,149	1,522	6,145
Depreciation and amortization (including purchase accounting amortization)	50	393	161	884	1,488
EBITDA	410	1,772	790	(638)	2,334
Acquisition, integration and other costs	—	—	—	293	293
Asset impairments	—	—	—	87	87
Adjusted EBITDA	$410	$1,772	$790	$(258)	$2,714

EBITDA					$2,334
Interest expense, net					242
Depreciation and amortization					594
Purchase accounting amortization					894
Other income (expense) unallocated					(26)
Provision (benefit) for income taxes					119
Net earnings attributable to noncontrolling interest					3
Net earnings attributable to FIS common stockholders					$456
Capital expenditures (1)	$52	$360	$167	$24	$603

(1)	Capital expenditures for the nine months ended September 30, 2019 include $59 million in other financing obligations for certain hardware and software.

As of and for the nine months ended September 30, 2018 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$205	$4,238	$1,770	$43	$6,256
Operating expenses	173	2,956	1,126	1,012	5,267
Depreciation and amortization (including purchase accounting amortization)	8	364	117	571	1,060
EBITDA	40	1,646	761	(398)	2,049
Acquisition deferred revenue adjustment	—	—	—	4	4
Acquisition, integration and other costs	—	—	—	122	122
Asset impairments	—	—	—	95	95
Adjusted EBITDA	$40	$1,646	$761	$(177)	$2,270

EBITDA					$2,049
Interest expense, net					225
Depreciation and amortization					511
Purchase accounting amortization					549
Other income (expense) unallocated					(71)
Provision (benefit) for income taxes					122
Net earnings attributable to noncontrolling interest					23
Net earnings attributable to FIS common stockholders					$548
Capital expenditures	$8	$311	$142	$4	$465

(1)	Capital expenditures for the nine months ended September 30, 2018 include $1 million in other financing obligations for certain hardware and software.

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

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include the following, without limitation:

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

•
other risks detailed in this document under Part II Item 1A. Risk Factors, and in the Risk Factors and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

 Overview

FIS is a leading provider of technology solutions for merchants, banks and capital markets firms globally. Our 55,000 people are dedicated to advancing the way the world pays, banks and invests by applying our scale, deep expertise and data-driven insights. We help our clients use technology in innovative ways to solve business-critical challenges and deliver superior experiences for their customers. Headquartered in Jacksonville, Florida, FIS is a Fortune 500® company and is a member of the Standard & Poor’s 500® Index.

We have grown organically, as well as through acquisitions, which have contributed critical applications and services that complement or enhance our existing offerings, diversifying our revenue by customer, geography and service offering. We evaluate possible acquisitions that might contribute to our growth or performance on an ongoing basis.

On July 31, 2019, FIS completed the previously announced acquisition of Worldpay. See Note 3 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional discussion. Through its acquisition of Worldpay, FIS is now a global leader in financial technology, solutions and services for merchants, as well as banks and capital markets. The Worldpay acquisition brings an integrated technology platform with a comprehensive suite of products and services serving merchants and financial institutions. In 2018, Worldpay processed over 40 billion transactions, supporting more than 300 payment types across 146 countries and 126 currencies. Through the Worldpay transaction, FIS has enhanced global payment capabilities, robust risk and fraud solutions and advanced data analytics.

As a result of the Company’s acquisition of Worldpay, the Company reorganized its reportable segments and recast all prior-period segment information presented to align with the new reportable segments. The new segments are Merchant Solutions (“Merchant”), Banking Solutions (“Banking”), and Capital Market Solutions (“Capital Markets”), which are organized based on the markets and clients served aligned with the solutions they provide, as well as the Corporate and Other segment. A description of these segments is included in Note 13 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenue by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of recurring technology and processing services, payment transaction fees, professional services and software license fees. The majority of our revenue has historically been recurring, and has been provided under multi-year contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. A considerable portion of our recurring revenue is derived from transaction processing fees that fluctuate with the level of accounts and card transactions, among other variable measures, associated with consumer, commercial and capital markets activity. Professional services revenue is typically non-recurring, and sales of software licenses are less predictable.

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

Over the last three years, we have moved approximately 50% of our server compute to our FIS cloud located in our strategic data centers, and our goal is to increase that percentage to 65% by the end of 2019 and approximately 80% by the end of 2021. This allows us to further enhance security for our clients’ data and increases the flexibility and speed with which we can provide services and solutions to our clients, eventually at lesser cost. Concurrently, we have continued to consolidate our data centers, closing 10 additional data centers in 2018. Our consolidation has generated a savings for the Company as of year-end 2018 exceeding $100 million in run rate annual expense reduction since the program’s inception in mid-2016. We plan to close and consolidate approximately 20 more data centers by 2021, which should result in additional run rate annual expense reduction of approximately $150 million.

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

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice banking channels. We have been providing our large regional banking customers in the U.S. with Digital One, an integrated digital banking platform, and are now adding functionality and offering Digital One to our community bank clients to provide a consistent, omnichannel experience for consumers of banking services across self-service channels like mobile banking and online banking, as well as supporting channels for bank staff operating in bank branches and contact centers. The uniform customer experience will extend to support a broad range of financial services including opening new accounts, servicing of existing accounts, providing money movement services, and personal financial management, as well as other consumer, small business and commercial banking capabilities. Digital One will be integrated into and will extend the core banking platforms offered by FIS and will also be offered to customers of non-FIS core banking systems.

We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. Our acquisition of Worldpay will help position us to capitalize on this demand.

We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity among financial institutions, which we believe as a whole is detrimental to the financial technology industry. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose revenue if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

In certain of the international markets in which we do business, we continue to experience growth on a constant currency basis. Demand for our solutions may also continue to be driven in developing countries by government-led financial inclusion policies aiming to reduce the unbanked population and by growth in the middle classes in these markets driving the need for more sophisticated banking solutions. The majority of our international revenue is generated by clients in the United Kingdom, Germany, Brazil, Australia, India and Canada. For the full year of 2019, we anticipate an approximate $78 million adverse impact to revenue due to foreign currency translation, although the actual amount of impact is uncertain due to the many factors that affect exchange rates.

As a result of the Worldpay acquisition, FIS is now a global leader in the payments industry, with differentiated solutions throughout the payments market, including capabilities in global eCommerce, U.S. integrated payments, and enterprise payments and data security solutions in business-to-business (“B2B”) payments. These solutions bring together advanced payments technologies at each stage of the transaction life cycle.

The payment processing industry is adopting new technologies, developing new products and services, evolving new business models and being affected by new market entrants and an evolving regulatory environment. As merchants and financial institutions respond to these changes by seeking services to help them enhance their own offerings to consumers, including the ability to accept card-not-present (“CNP”) payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point-of-sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients’ evolving needs. In order to facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers.

We believe that these market changes present both an opportunity and a risk for us, and we cannot predict which emerging technologies or solutions will be successful. However, FIS believes that payment processors, like FIS, that have scalable, integrated business models, provide solutions across the payment processing value chain and utilize broad distribution capabilities will be best positioned to enable emerging alternative electronic payment technologies. Further, FIS believes that its depth of capabilities and breadth of distribution will enhance its position as emerging payment technologies are adopted by merchants and other businesses. FIS’ ability to partner with non-financial institution enterprises, such as mobile payment providers, internet, retail and social media companies, could create attractive growth opportunities as these new entrants seek to become more active participants in the development of alternative electronic payment technologies and to facilitate the convergence of retail, online, mobile and social commerce applications.

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

Transactions with Related Parties

See Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for a detailed description of transactions with related parties.

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$2,822	$2,084	$6,991	$6,256
Cost of revenue	1,838	1,364	4,623	4,192
Gross profit	984	720	2,368	2,064
Selling, general and administrative expenses	757	283	1,435	980
Asset impairments	87	95	87	95
Operating income	140	342	846	989
Other income (expense):
Interest expense, net	(95)	(80)	(242)	(225)
Other income (expense), net	164	(58)	(8)	(60)
Total other income (expense), net	69	(138)	(250)	(285)
Earnings before income taxes and equity method investment earnings (loss)	209	204	596	704
Provision (benefit) for income taxes	48	37	119	122
Equity method investment earnings (loss)	(5)	(4)	(18)	(11)
Net earnings	156	163	459	571
Net (earnings) loss attributable to noncontrolling interest	(2)	(9)	(3)	(23)
Net earnings attributable to FIS common stockholders	$154	$154	$456	$548

Net earnings per share — basic attributable to FIS common stockholders	$0.30	$0.47	$1.18	$1.67
Weighted average shares outstanding — basic	516	328	388	329
Net earnings per share — diluted attributable to FIS common stockholders	$0.29	$0.47	$1.15	$1.65
Weighted average shares outstanding — diluted	524	331	396	333

Comparisons of three-month and nine-month periods ended September 30, 2019 and 2018

Revenue

Revenue increased $738 million, or 35.4%, during the three-month period, primarily due to (1) incremental revenues from the Worldpay acquisition; (2) growth in Banking driven by license and professional services; and (3) growth in Capital Markets driven by processing and services. These increases were offset by (1) the unwinding of the Brazilian Venture; (2) the reduction in revenue from the sale of the Certegy Check Services business unit in North America during the third quarter of 2018; (3) the reduction in revenue from the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018; and (4) unfavorable foreign currency impact of $19 million primarily driven by a stronger U.S. Dollar versus the British Pound Sterling and Euro.

Revenue increased $735 million, or 11.7%, during the nine-month period, primarily due to (1) incremental revenues from the Worldpay acquisition; these increases were partially offset by (1) the unwinding of the Brazilian Venture; (2) the reduction in revenue from the sale of the Certegy Check Services business unit in North America during the third quarter of 2018; (3) the reduction in revenue from the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018; and (4)

unfavorable foreign currency impact of $63 million primarily driven by a stronger U.S. Dollar versus the British Pound Sterling, Euro and Brazilian Real.

See “Segment Results of Operations (Unaudited)” below for more detailed explanation.

Cost of Revenue and Gross Profit

Cost of revenue increased $474 million or 34.8% for the three-month period of 2019 as compared to 2018 resulting in a gross profit increase of $264 million or 36.7%. Gross profit as a percentage of revenue was 34.9% and 34.5% during the three-month periods ended September 30, 2019 and 2018, respectively. The increase in gross profit during the 2019 period as compared to 2018 primarily resulted from the revenue variances noted above. The increase in gross profit percentage during the 2019 period as compared to 2018 primarily resulted from higher margin revenue from the Worldpay acquisition, partially offset by higher acquired intangible asset amortization expense.

Cost of revenue increased $431 million or 10.3% for the nine-month period of 2019 as compared to 2018 resulting in a gross profit increase of $304 million or 14.7%. Gross profit as a percentage of revenue was 33.9% and 33.0% during the nine-month periods ended September 30, 2019 and 2018, respectively. The increase in gross profit during the 2019 period as compared to 2018 primarily resulted from the revenue variances noted above. The increase in gross profit percentage during the 2019 period as compared to 2018 primarily resulted from higher margin revenue from the Worldpay acquisition, partially offset by higher acquired intangible asset amortization expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $474 million or 167.5% for the three-month period of 2019 as compared to 2018. The year-over-year increase was primarily driven by (1) incremental Worldpay corporate and infrastructure expenses and (2) higher acquisition, integration and other costs. These increases were partially offset by (1) the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018 and (2) the sale of the Certegy Check Services business unit in North America during the third quarter of 2018.

Selling, general and administrative expenses increased $455 million or 46.4% for the nine-month period of 2019 as compared to 2018. The year-over-year increase was primarily driven by (1) incremental Worldpay corporate and infrastructure expenses; (2) higher acquisition, integration and other costs; and (3) increased health care and other benefit plan expenses. These increases were partially offset by (1) the sale of Reliance Trust Company of Delaware during the fourth quarter of 2018 and (2) the sale of the Certegy Check Services business unit in North America during the third quarter of 2018.

Asset Impairments

During the three months ended September 30, 2019, the Company recorded pre-tax asset impairments totaling $87 million, primarily related to certain computer software resulting from the Company's net realizable value analysis.

During September 2018, as a result of entering into an agreement to unwind the Brazilian Venture that the Company operated with Banco Bradesco, the Company recorded pre-tax asset impairments totaling $95 million, including $42 million for the Brazilian Venture contract intangible asset, $25 million for goodwill, and $28 million for the assets being held for sale that were transferred to Banco Bradesco upon closing of the agreement (see Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited)).

Operating Income

Operating income decreased $202 million or 59.1%, for the three-month period and $143 million or 14.5% for the nine-month period of 2019 as compared to 2018, respectively. Operating income as a percentage of revenue (“operating margin”) was 5.0% and 16.4% for the three-month periods and 12.1% and 15.8% for the nine-month periods ended September 30, 2019 and 2018, respectively. The changes in operating income for the three-month and nine-month periods of 2019 as compared to 2018 and the change in operating margin during the 2019 periods as compared to 2018 resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

Interest expense is typically the primary component of total other income (expense); however, during the three-month and nine-month periods ended September 30, 2019, other income (expense) was also a significant component.

The increase of $15 million in interest expense, net during the three-month period ended September 30, 2019 as compared to the 2018 period is primarily due to higher outstanding debt, partially offset by lower weighted-average interest rate on the outstanding debt and an increase in interest income on the proceeds from the Worldpay acquisition-related debt issuances prior to closing. The increase of $17 million in interest expense, net during the nine-month period ended September 30, 2019 as compared to the 2018 period is primarily due to higher outstanding debt, partially offset by lower weighted-average interest rate on the outstanding debt and increased interest income on the proceeds from the Worldpay acquisition-related debt issuances prior to closing.

Other income (expense), net increased $222 million and $52 million during the three-month and nine-month periods ended September 30, 2019 as compared to the 2018 periods, respectively. Other income (expense), net for the three and nine months ended September 30, 2019 includes the non-cash foreign currency impact of non-hedged Euro- and Pound Sterling-denominated notes issued to finance the Worldpay acquisition, during the period from the date of issue of the notes to the date of the acquistition. Other income (expense), net for the three and nine months ended September 30, 2018 includes a pre-tax loss of $54 million on the sale of the Certegy Check Services business unit in North America.

Provision (Benefit) for Income Taxes

Income tax expense totaled $48 million and $37 million during the three-month periods and $119 million and $122 million during the nine-month periods ended September 30, 2019 and 2018, resulting in effective tax rates of 23.0% and 18.1% for the three-month periods and 20.0% and 17.3% for the nine-month periods, respectively. The 2019 effective tax rates includes less stock compensation benefit than in 2018.

Equity Method Investment Earnings (Loss)

FIS holds a 38% ownership stake in Cardinal, as further described in Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited). As a result, we recorded equity method investment losses of $5 million and $4 million during the three-month periods and $18 million and $11 million during the nine-month periods ended September 30, 2019 and 2018, respectively.

Net (Earnings) Loss Attributable to Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest predominantly related to the joint venture in Brazil that was unwound on December 31, 2018 and totaled $(2) million and $(9) million for the three months and $(3) million and $(23) million during the nine months ended September 30, 2019 and 2018, respectively.

Net Earnings Attributable to FIS Common Stockholders

Net earnings attributable to FIS common stockholders totaled $154 million and $154 million resulting in earnings per diluted share of $0.29 and $0.47 for the three-month periods ended September 30, 2019 and 2018, respectively, and $456 million and $548 million resulting in earnings per diluted share of $1.15 and $1.65 for the nine-month periods ended September 30, 2019 and 2018, respectively. These results reflect the variances described above.

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

As a result of the Company’s acquisition of Worldpay, the Company reorganized its reportable segments and recast all prior-period segment information presented to align with the new reportable segments. The new segments are Merchant Solutions, Banking Solutions, and Capital Market Solutions, which are organized based on the markets and clients served aligned with the solutions they provide, as well as the Corporate and Other segment. A description of these segments is included in Note 13 to the Notes to Condensed Consolidated Financial Statements (Unaudited). Revenue by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Merchant Solutions

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenue	$720	$50	$896	$205
Adjusted EBITDA	$371	$10	$410	$40

Three months ended September 30:

Revenue increased $670 million, due to incremental revenues from the Worldpay acquisition totaling $680 million, partially offset by unfavorable foreign currency impact of $9 million primarily driven by a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased $361 million, and adjusted EBITDA margin increased to 51.5% primarily resulting from higher margin revenue from the Worldpay acquisition.

Nine months ended September 30:

Revenue increased $691 million, due to incremental revenues from the Worldpay acquisition totaling $680 million and heritage FIS merchant solutions growth of $24 million, partially offset by unfavorable foreign currency impact of $11 million primarily driven by a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased $370 million, and adjusted EBITDA margin increased to 45.8% primarily resulting from higher margin revenue from the Worldpay acquisition.

Banking Solutions

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenue	$1,491	$1,433	$4,317	$4,238
Adjusted EBITDA	$641	$577	$1,772	$1,646

Three months ended September 30:

Revenue increased $58 million, or 4.0%, due to (1) incremental revenues from the Worldpay acquisition contributing 4.6%; (2) license and professional services growth contributing 2.9%, driven in part by the wealth and retirement business; and (3) the remaining revenue contributed 1.1% to growth due in part to strong network, digital payments and back office volumes as well as growth in card production. These increases were partially offset by (1) the reduction in revenue from the unwinding of the Brazilian Venture contributing (3.6%) and (2) the sale of Reliance Trust Company of Delaware business contributing (0.5%). Banking Solutions had an unfavorable foreign currency impact contributing (0.3%), or approximately $5 million, to growth primarily driven by a stronger U.S. Dollar versus the British Pound Sterling and Euro.

Adjusted EBITDA increased $64 million, or 11.1%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margin increased 270 basis points to 43.0% primarily resulting from positive revenue mix, the addition of the higher margin Worldpay revenue, and the unwinding of lower margin Bradesco revenue.

Nine months ended September 30:

Revenue increased $79 million, or 1.9%, due to (1) incremental revenues from the Worldpay acquisition contributing 1.6%; (2) professional services growth contributing 1.0%; (3) license sales contributed 0.5% to growth, driven in part by the wealth and retirement business; and (4) the remaining revenue contributed 2.7% due in part to strong network, digital payments and back office volumes as well as growth in the card production business. These items were partially offset by (1) the unwinding of the Brazilian Venture, offset in part by the new commercial agreement with Banco Bradesco and growth in Latin America payments, contributing (2.7%) and (2) the reduction in revenue from the sale of Reliance Trust Company of Delaware business contributing (0.6%). Banking Solutions had an unfavorable foreign currency impact contributing (0.8%), or approximately $33 million, to growth primarily driven by a stronger U.S. Dollar versus the Brazilian Real, British Pound Sterling and Euro.

Adjusted EBITDA increased $126 million, or 7.7%, primarily resulting from the revenue variances noted above. Adjusted EBITDA margin increased 220 basis points to 41.0% primarily resulting from positive revenue mix, the addition of higher margin Worldpay revenue, and the unwinding of lower margin Bradesco revenue.

Capital Market Solutions

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenue	$611	$589	$1,778	$1,770
Adjusted EBITDA	$280	$274	$790	$761

Three months ended September 30:

Revenue increased $22.0 million, or 3.7%, primarily due to (1) growth in processing and services revenue contributing 3.1% driven in part by the insurance and transfer agency businesses; (2) license and software growth contributing 1.2% driven in part by strong demand in the corporate liquidity business and risk and compliance solutions; and (3) professional services growth contributing 0.3%. These items were partially offset by unfavorable foreign currency impact contributing (0.8%) or approximately $5 million, primarily driven by a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased $6 million, or 2.2%, due to the revenue impacts mentioned above. Adjusted EBITDA margin decreased 70 basis points to 45.8%, due to increased incentive compensation, partially offset by continued cost management.

Nine months ended September 30:

Revenue increased $8 million, or 0.5%, primarily due to (1) growth in processing and services revenue contributing 0.7%; (2) license and software growth contributing 0.6%; and (3) professional services growth contributing 0.3%. These items were partially offset by unfavorable foreign currency impact contributing (1.1%) or approximately $19 million, primarily driven by a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased $29 million, or 3.8%, and adjusted EBITDA margin increased 140 basis points to 44.4% due to continued cost management.

Corporate and Other

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenue	$—	$12	$—	$43
Adjusted EBITDA	$(100)	$(53)	$(258)	$(177)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from the Certegy Check Services business unit in North America until it was divested on August 31, 2018.

Three months ended September 30:

Revenue decreased $12 million, or 100.0%, due to the sale of the Certegy Check Services business unit in North America during the third quarter of 2018.

Adjusted EBITDA decreased $47 million, or 88.7%, primarily due to incremental Worldpay corporate and infrastructure expenses.

Nine months ended September 30:

Revenue decreased $43 million, or 100.0%, due to the sale of the Certegy Check Services business unit in North America during the third quarter of 2018.

Adjusted EBITDA decreased $81 million, or 45.8%, primarily due to incremental Worldpay corporate and infrastructure expenses and increased corporate health care and other benefit plan expenses.

Liquidity and Capital Resources
Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, tax receivable obligations, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
As of September 30, 2019, we had cash and cash equivalents of $1.3 billion and debt of $20.2 billion, including the current portion, net of capitalized debt issuance costs. Of the $1.3 billion cash and cash equivalents, approximately $475 million is held by our foreign entities. The majority of our domestic cash and cash equivalents at September 30, 2019, represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity.
We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.35 per common share is payable on December 27, 2019 to shareholders of record as of the close of business on December 13, 2019.

On July 20, 2017, our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization. Approximately $2.3 billion of plan capacity remained available for repurchases as of September 30, 2019. Management suspended share repurchases as a result of the Worldpay transaction.
Cash Flows from Operations
Cash flows from operations were $1,741 million and $1,288 million during the nine-month periods ended September 30, 2019 and 2018, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $453 million higher in the 2019 period primarily due to increased cash flow due to the Worldpay acquisition and timing of working capital, partially offset by transaction-related expenses.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $544 million and $464 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the nine-month periods ended September 30, 2019 and 2018, respectively.

We used $6,629 million of cash (net of cash acquired, including restricted cash) during the nine months ended September 30, 2019 for the Worldpay acquisitions. See Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Financing

For more information regarding the Company’s debt and financing activity see Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Contractual Obligations

There were no material changes in our contractual obligations during the first nine months of 2019 in comparison to the table included in our Annual Report on Form 10-K as filed on February 21, 2019, except as disclosed in Notes 7, 9 and 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements
Recently Adopted Accounting Guidance

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors; and ASU No. 2019-1, Leases (Topic 842): Codification Improvements (collectively, the "new standard"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Under the new standard, lessor accounting is largely unchanged.

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

On August 29, 2018, the FASB issued ASU No. 2018-15 ("ASU 2018-15"), Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies that implementation costs incurred by customers in cloud computing arrangements should be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The provisions in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. For public business entities, ASU 2018-15 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2018-15 will have on our financial position and results of operations.

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

The senior notes (as described in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)) represent the majority of our fixed-rate long-term debt obligations as of September 30, 2019. The carrying value, excluding the fair value of the interest rate swap described below and unamortized discounts, of the senior notes was $16.4 billion as of September 30, 2019. The fair value of the senior notes was approximately $17.6 billion as of September 30, 2019. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our floating rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility, Floating Rate Notes (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited)) and an interest rate swap on our fixed-rate long-term debt. At September 30, 2019, our weighted-average cost of debt was 2.4% with a weighted-average maturity of 6.3 years; 77% of our debt was fixed-rate and the remaining 23% of our debt was floating-rate. A 100 basis point increase in the weighted-average interest rate on our floating rate debt would have increased our annual interest expense by $47 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our floating rate debt as of September 30, 2019. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of floating rate debt outstanding as of September 30, 2018, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $6 million.

As of September 30, 2019, the following interest rate swap converting the interest rate exposure on our Senior Euro Notes due July 2024 from fixed to variable is outstanding (in millions):

			Bank pays	FIS pays
Effective Date	Maturity Date	Notional	fixed rate of	variable rate of
December 21, 2018	July 15, 2024	€500	1.100%	3-month Euribor + 0.878% (1)

(1) 0.514% in effect as of September 30, 2019.

We designated the interest rate swap as a fair value hedge for accounting purposes as described in Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited). A 100 basis point increase in the 3-month Euribor rate would increase our annual interest expense on this swap by approximately $5 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $535 million and $376 million during the three months and $1,162 million and $1,133 million during the nine months ended September 30, 2019 and 2018, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenues are exposed are the British Pound Sterling, the Euro, Brazilian Real and the Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2019	2018	2019	2018
Pound Sterling	$27	$8	$44	$25
Euro	8	8	22	22
Real	4	9	12	27
Rupee	3	3	9	10
Total increase or decrease	$42	$28	$87	$84

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenue included $19 million and $63 million of unfavorable foreign currency impact during the three and nine months ended September 30, 2019 resulting from changes in the U.S. Dollar during the 2019 period as compared to 2018. Net earnings attributable to FIS common stockholders included $0 million and $4 million of unfavorable foreign currency impact during the three and nine months ended September 30, 2019, respectively, resulting from changes in the U.S. Dollar during the 2019 period as compared to 2018. For the full year of 2019, we anticipate an approximate $78 million adverse impact to revenue due to foreign currency translation, although the actual amount of impact is uncertain due to the many factors that affect exchange rates.

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

We completed the Worldpay acquisition on July 31, 2019 (see Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited)). The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Worldpay. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Worldpay represented approximately 26% of our gross revenue for the quarter ended September 30, 2019. Total assets of the acquired business as of September 30, 2019 represented approximately 73% of total consolidated assets, consisting principally of goodwill and other intangible assets.

As a result of the closing of the Worldpay acquisition, we have incorporated internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, we will continue to review the internal controls and processes of Worldpay and may take further steps to integrate such controls and processes with those of the Company.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described above.

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 for a detailed discussion of risk factors affecting the Company. There have been no material changes in the Risk Factors described therein except as detailed below:

The Referendum on the United Kingdom’s Membership in the European Union could cause disruption to and create uncertainty surrounding our business.

Significant portions of our Merchant Solutions business are located in, and service clients in, the United Kingdom. We also have other business and operations in the United Kingdom and the European Union. The referendum on the United Kingdom’s membership in the European Union, which we refer to as Brexit, approving the exit of the United Kingdom from the European Union could cause disruption to and create uncertainty surrounding our business, including affecting relationships with existing and future clients, suppliers and employees, which could have a material adverse effect on the business, financial results and operations. The effects of Brexit will depend on the agreements, if any, the United Kingdom makes with the European Union to retain access to European Union markets at the time Brexit takes effect. Recently, the United Kingdom government agreed to a revised withdrawal agreement with the other members of the European Union. However, the United Kingdom parliament rejected the government's expedited timetable for passing legislation in relation to the withdrawal agreement and, accordingly, the Brexit deadline has been extended to January 31, 2020. There can be no assurance that the withdrawal agreement will pass the United Kingdom parliament and, therefore, the United Kingdom may leave the European Union on January 31, 2020 without a withdrawal agreement in place (a "no deal" scenario). Additionally, the United Kingdom is scheduled to hold a general election on December 12, 2019, the outcome of which is uncertain and may lead to the election of a parliament that could vote in favor of a no deal scenario. Actions to implement Brexit may also create global economic uncertainty, which may cause clients to closely monitor their costs and reduce their spending on our solutions and services.

Although the potential impact of Brexit on our business cannot be fully assessed until the detailed terms of the United Kingdom’s withdrawal from the European Union are finalized and the United Kingdom negotiates, concludes and implements successor trading arrangements with other countries, it is likely that this withdrawal process will continue to result in a sustained period of economic and political uncertainty and complexity.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, competition laws, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a direct or indirect impact on our business in the United Kingdom and the broader European Union, on our suppliers and customers in the United Kingdom and the broader European Union and on our business outside the United Kingdom and the broader European Union, which could have a material adverse effect on our business, business opportunities, financial condition, cash flows and operating results.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 5, 2019	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 5, 2019	By:	/s/ CHRISTOPHER THOMPSON
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)