Form 10-Q
period 2020-03-31
Fidelity National Information Services, Inc.
filed 2020-05-07
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of May 6, 2020, 617,833,816 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2020

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,373	$1,152
Settlement deposits and merchant float	2,337	2,882
Trade receivables, net of allowance for credit losses of $74 and $60 at March 31, 2020 and December 31, 2019, respectively	3,116	3,242
Contract assets	141	124
Settlement receivables	770	647
Other receivables	275	337
Prepaid expenses and other current assets	334	308
Total current assets	8,346	8,692
Property and equipment, net	870	900
Goodwill	51,823	52,242
Intangible assets, net	15,148	15,798
Software, net	3,239	3,204
Other noncurrent assets	2,299	2,303
Deferred contract costs, net	749	667
Total assets	$82,474	$83,806
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,199	$2,374
Settlement payables	3,434	4,228
Deferred revenue	898	817
Short-term borrowings	743	2,823
Current portion of long-term debt	652	140
Total current liabilities	7,926	10,382
Long-term debt, excluding current portion	18,982	17,229
Deferred income taxes	4,131	4,281
Other noncurrent liabilities	2,031	2,406
Deferred revenue	47	52
Total liabilities	33,117	34,350

Redeemable noncontrolling interest	$175	$—
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock $0.01 par value, 750 shares authorized, 617 and 615 shares issued at March 31, 2020 and December 31, 2019, respectively	6	6
Additional paid in capital	45,548	45,358
Retained earnings	3,952	4,161
Accumulated other comprehensive earnings (loss)	(248)	(33)
Treasury stock, $0.01 par value, 1 common shares as of March 31, 2020 and less than 1 common shares as of December 31, 2019, respectively, at cost	(91)	(52)
Total FIS stockholders’ equity	49,167	49,440
Noncontrolling interest	15	16
Total equity	49,182	49,456
Total liabilities, redeemable noncontrolling interest and equity	$82,474	$83,806
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019

Revenue	$3,078	$2,057
Cost of revenue	2,089	1,381
Gross profit	989	676
Selling, general, and administrative expenses	881	361
Operating income	108	315
Other income (expense):
Interest expense, net	(80)	(75)
Other income (expense), net	(39)	(52)
Total other income (expense), net	(119)	(127)
Earnings (loss) before income taxes and equity method investment earnings (loss)	(11)	188
Provision (benefit) for income taxes	(30)	32
Equity method investment earnings (loss)	(1)	(7)
Net earnings	18	149
Net (earnings) loss attributable to noncontrolling interest	(3)	(1)
Net earnings attributable to FIS common stockholders	$15	$148

Net earnings per share-basic attributable to FIS common stockholders	$0.02	$0.46
Weighted average shares outstanding-basic	616	323
Net earnings per share-diluted attributable to FIS common stockholders	$0.02	$0.45
Weighted average shares outstanding-diluted	625	326
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended March 31,
	2020		2019

Net earnings		$18		$149
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$—		$—
Adjustment for (gain) loss reclassified to net earnings	—		—
Unrealized gain (loss) on derivatives, net	—		—
Foreign currency translation adjustments	(208)		6
Minimum pension liability adjustments	1		(4)
Other comprehensive earnings (loss), before tax	(207)		2
Provision for income tax expense (benefit) related to items of other comprehensive earnings	8		(1)
Other comprehensive earnings (loss), net of tax	$(215)	(215)	$3	3
Comprehensive earnings		(197)		152
Net (earnings) loss attributable to noncontrolling interest		(3)		(1)
Other comprehensive (earnings) loss attributable to noncontrolling interest		—		—
Comprehensive earnings attribute to FIS common stockholders		$(200)		$151
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three months ended March 31, 2020 and 2019
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2019	615	—	$6	$45,358	$4,161	$(33)	$(52)	$16	$49,456
Issuance of restricted stock	—	—	—	(7)	—	—	7	—	—
Exercise of stock options	2	—	—	140	—	—	—	—	140
Treasury shares held for taxes due upon exercise of stock options	—	(1)	—	—	—	—	(46)	—	(46)
Stock-based compensation	—	—	—	56	—	—	—	—	56
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(218)	—	—	(2)	(220)
Other	—	—	—	1	(6)	—	—	—	(5)
Net earnings	—	—	—	—	15	—	—	1	16
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(215)	—	—	(215)
Balances, March 31, 2020	617	(1)	$6	$45,548	$3,952	$(248)	$(91)	$15	$49,182
(1)Excludes redeemable noncontrolling interest that is not considered equity. See Note 3, Virtus Acquisition, for additional information.

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2018	433	(106)	$4	$10,800	$4,528	$(430)	$(4,687)	$7	$10,222
Exercise of stock options	—	—	—	25	—	—	27	—	52
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(23)	—	(23)
Purchases of treasury stock	—	(4)	—	—	—	—	(400)	—	(400)
Stock-based compensation	—	—	—	19	—	—	—	—	19
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(113)	—	—	(1)	(114)
Other	—	—	—	—	(5)	—	—	—	(5)
Net earnings	—	—	—	—	148	—	—	1	149
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	3	—	—	3
Balances, March 31, 2019	433	(110)	$4	$10,844	$4,558	$(427)	$(5,083)	$7	$9,903

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$18	$149
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	914	368
Amortization of debt issue costs	8	4
Loss (gain) on sale of businesses, investments and other	2	6
Stock-based compensation	56	19
Deferred income taxes	(108)	(10)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	96	13
Contract assets	(21)	(1)
Settlement activity	(368)	(56)
Prepaid expenses and other assets	61	(117)
Deferred contract costs	(150)	(106)
Deferred revenue	86	110
Accounts payable, accrued liabilities, and other liabilities	(211)	(85)
Net cash provided by operating activities	383	294

Cash flows from investing activities:
Additions to property and equipment	(55)	(37)
Additions to software	(251)	(108)
Acquisitions, net of cash acquired	(402)	—
Net proceeds from sale of businesses and investments	—	43
Other investing activities, net	92	(41)
Net cash provided by (used in) investing activities	(616)	(143)

Cash flows from financing activities:
Borrowings	10,958	5,952
Repayment of borrowings and other financing obligations	(10,391)	(5,754)
Proceeds from stock issued under stock-based compensation plans	176	62
Treasury stock activity	(46)	(423)
Dividends paid	(216)	(113)
Other financing activities, net	(4)	1
Net cash provided by (used in) financing activities	477	(275)

Effect of foreign currency exchange rate changes on cash	(15)	(3)
Net increase (decrease) in cash and cash equivalents	229	(127)
Cash and cash equivalents, beginning of period	3,211	703
Cash and cash equivalents, end of period	$3,440	$576

Supplemental cash flow information:
Cash paid for interest	$33	$49
Cash paid for income taxes	$65	$44
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

(1)       Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The inputs into management’s critical and significant accounting estimates consider the economic impact of the outbreak of the novel coronavirus ("COVID-19") and the subsequently declared COVID-19 pandemic ("the pandemic") by the World Health Organization on March 11, 2020. The extent to which the pandemic further affects our financial statements will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our future results could be materially affected by changes in our estimates.

Certain reclassifications have been made in the 2019 consolidated financial statements to conform to the classifications used in 2020. Amounts in tables in the financial statements and accompanying footnotes may not sum due to rounding.

On July 31, 2019, FIS completed the acquisition of Worldpay, and Worldpay’s results of operations and financial position are included in the consolidated financial statements from and after the date of acquisition.
FIS reports its financial performance based on the following segments: Merchant Solutions, Banking Solutions, Capital Market Solutions, and Corporate and Other. As FIS continues to execute on its integration workflows and optimize its portfolio of assets, it reclassified certain non-strategic businesses from the Merchant Solutions and Banking Solutions segments into the Corporate and Other segment in the quarter ended March 31, 2020, and recast all prior-period segment information presented. These operations represented less than 2% of first quarter 2020 revenue. See Note 12 for a summary of each segment.

(2)      Summary of Significant Accounting Policies

Change in Accounting Policy

The Company adopted FASB Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses ("Topic 326"), with an adoption date of January 1, 2020. As a result, the Company changed its accounting policy for allowance for credit losses. The accounting policy pursuant to Topic 326 for credit losses is disclosed below. The adoption of Topic 326 resulted in an immaterial cumulative effect adjustment recorded in retained earnings as of January 1, 2020.

Allowance for Credit Losses

The Company monitors trade receivable balances including contract assets as well as other receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.

While the COVID-19 pandemic did not result in a significant increase in the Company’s expected credit loss allowance recorded as of March 31, 2020, the Company believes it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management’s estimates.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3)      Acquisitions

Worldpay Acquisition

On July 31, 2019, FIS completed the acquisition of Worldpay by acquiring 100 percent of Worldpay’s equity. The Worldpay acquisition brought an integrated technology platform with a comprehensive suite of products and services serving merchants and financial institutions and provided FIS with enhanced global payment capabilities, robust risk and fraud solutions and advanced data analytics.

The total purchase price was as follows (in millions):

Cash consideration	$3,423
Value of FIS share consideration	38,635
Pay-off of Worldpay long-term debt not contractually assumed	5,738
Value of outstanding converted equity awards attributed to services already rendered	449
Total purchase price	$48,245

The acquisition was accounted for as a business combination under FASB ASC Topic 805, Business Combinations ("Topic 805"). We recorded an allocation of the purchase price to Worldpay tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of July 31, 2019. The amounts for intangible assets were based on third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of March 31, 2020, the Company has substantially completed its allocation of the purchase price. The principal open items relate to the valuation of certain income tax matters and contingencies as management is awaiting additional information to complete its assessment. Estimates have been recorded as of the acquisition date, and updates to these estimates may increase or decrease goodwill.

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

The purchase price allocation as of March 31, 2020 is as follows (in millions):

Cash acquired	$305
Settlement deposits and merchant float (1)	2,445
Trade receivables	1,599
Goodwill	38,063
Intangible assets	13,682
Computer software	1,297
Other noncurrent assets (2)	1,568
Accounts payable, accrued and other liabilities	(1,046)
Settlement payables	(3,167)
Deferred income taxes	(2,831)
Long-term debt, subsequently repaid	(1,805)
Other liabilities and noncontrolling interest (3)	(1,865)
Total purchase price	$48,245
(1)Includes $1,693 million of merchant float.
(2)Includes $534 million of other restricted cash.
(3)Includes $542 million of noncurrent tax receivable agreement liability (see Note 9) and $819 million contingent value rights liability (see Note 5).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The gross contractual amount of trade receivables acquired was approximately $1,646 million. The difference between that total and the amount reflected above represents our best estimate at the acquisition date of the contractual cash flows not expected to be collected. This difference was derived using Worldpay’s historical bad debts, sales allowances and collection trends.

Intangible assets primarily consist of software, customer relationship assets and trademarks with weighted average estimated useful lives of seven years, ten years and five years, respectively, and fair value amounts assigned of $1,297 million, $13,272 million and $410 million, respectively.

See Note 9 for acquired contingencies resulting from the Worldpay acquisition.

Virtus Acquisition

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"), previously a privately held company that provides high value managed services and technology to the credit and loan market. FIS acquired a 70% voting and financial interest in Virtus with 30% interest retained by the founders of Virtus ("Founders"). The acquisition was accounted for as a business combination under Topic 805. We recorded a provisional allocation of the $405 million cash purchase price and the $174 million fair value of redeemable noncontrolling interest to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $254 million in customer relationships and $51 million in software assets. We also recorded $248 million in goodwill for the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Our purchase price allocation is provisional as of March 31, 2020, and we expect to finalize as soon as practicable, but no later than one year from the acquisition date.

We recorded the 30% interest retained by the Founders at the acquisition date as redeemable noncontrolling interest, which is reflected outside of stockholders’ equity on the consolidated balance sheet, given the agreement between FIS and the Founders that provides FIS with a call option and the Founders with a put option requiring FIS to purchase all of the Founders’ retained interest in Virtus at a redemption value determined pursuant to the agreement. The call option and put option are exercisable at any time after two years and three years, respectively, following the acquisition date. Changes in the estimated redemption value are accreted through equity from the acquisition date to the date the call option becomes exercisable, to the extent the estimated redemption value is greater than the initial redeemable noncontrolling interest value recorded, as adjusted for the Founders’ share of the cumulative impact of net earnings (loss).

(4)       Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company’s reportable segments. Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 12.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$661	$1,243	$404	$40	$2,348
All others	274	219	227	10	730
Total	$935	$1,462	$631	$50	$3,078

Type of Revenue:
Recurring revenue:
Transaction processing and services	$910	$1,096	$311	$47	$2,364
Software maintenance	1	88	122	—	211
Other recurring	21	44	24	—	89
Total recurring	932	1,228	457	47	2,664

Software license	1	19	72	—	92
Professional services	—	143	102	1	246
Other non-recurring	2	72	—	2	76
Total	$935	$1,462	$631	$50	$3,078

For the three months ended March 31, 2019 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$50	$1,126	$356	$47	$1,579
All others	—	247	216	15	478
Total	$50	$1,373	$572	$62	$2,057

Type of Revenue:
Recurring revenue:
Transaction processing and services	$49	$991	$272	$59	$1,371
Software maintenance	—	89	121	—	210
Other recurring	—	44	27	—	71
Total recurring	49	1,124	420	59	1,652

Software license	—	39	57	—	96
Professional services	—	139	95	1	235
Other non-recurring	1	71	—	2	74
Total	$50	$1,373	$572	$62	$2,057

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $338 million and $321 million during the three months ended March 31, 2020 and 2019, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2020, approximately $20.5 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments’ remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 35% of the Banking Solutions and Capital Market Solutions segments’ remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

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

(5)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company includes restricted cash in the cash and cash equivalents balance reported in the consolidated statements of cash flows. The reconciliation between cash and cash equivalents in the consolidated balance sheets and the consolidated statements of cash flows is as follows (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents on the consolidated balance sheets	$1,373	$1,152
Merchant float restricted cash (in Settlement deposits and merchant float)	1,536	1,519
Other restricted cash (in Other noncurrent assets)	531	540
Total Cash and cash equivalents per the consolidated statements of cash flows	$3,440	$3,211

Property and Equipment, Intangible Assets and Computer Software

The following table shows the Company’s consolidated financial statement details as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020			December 31, 2019
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$2,179	$1,309	$870	$2,177	$1,277	$900
Intangible assets	$18,487	$3,339	$15,148	$18,564	$2,766	$15,798
Computer software	$4,962	$1,723	$3,239	$4,820	$1,616	$3,204
As of March 31, 2020, intangible assets, net of amortization, includes $14,718 million of customer relationships and other amortizable intangible assets, $388 million of finite-lived trademarks, as well as $42 million of non-amortizable indefinite-lived trademarks.  Amortization expense with respect to these intangible assets was $598 million and $156 million for the three months ended March 31, 2020 and 2019, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill

Changes in goodwill during the three months ended March 31, 2020 are summarized below (in millions). Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 12.

			Capital	Corporate
	Merchant	Banking	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2019	$35,543	$12,225	$4,382	$92	$52,242
Goodwill attributable to acquisitions (1)	(5)	—	248	—	243
Foreign currency adjustments	(603)	(49)	(9)	(1)	(662)
Balance, March 31, 2020	$34,935	$12,176	$4,621	$91	$51,823

(1)The amount of goodwill attributable to the acquisitions of Worldpay and Virtus, including its allocation to reportable segments, is preliminary and subject to change.

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We concluded as a result of our fourth quarter 2019 step zero annual impairment tests that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Due to the economic impact of the COVID-19 pandemic, we evaluated if events and circumstances as of March 31, 2020, indicated potential impairment. We performed a qualitative assessment by examining factors most likely to affect our valuations and considered the impact to our business from the COVID-19 pandemic. The factors examined involve significant use of management judgment and included, among others, (1) forecasted revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) the reduction in FIS’ market capitalization.

Based on our interim impairment assessment as of March 31, 2020, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts; therefore, goodwill was not impaired. However, the Company believes it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic on our Merchant Solutions business, such as an extended duration of the pandemic and/or governmental imposed shutdowns, prolonged economic downturn or recession, or lack of governmental support for recovery, could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.

Visa Europe and Contingent Value Rights

As part of the Worldpay acquisition, the Company acquired certain assets and liabilities related to the June 2016 Worldpay Group plc (Legacy Worldpay) disposal of its ownership interest in Visa Europe to Visa Inc.  As part of the disposal, Legacy Worldpay received consideration from Visa Inc. in the form of cash and convertible Visa Inc. Series B preferred stock ("preferred stock"), the value of which may be reduced by settlement of potential liabilities relating to ongoing interchange-related litigation involving Visa Europe. Also in connection with the disposal, Legacy Worldpay agreed to pay former Legacy Worldpay owners 90% of the net-of-tax proceeds from the disposal, known as contingent value rights ("CVR"), pending the finalization of the proceeds from disposal, which is expected to occur no later than June 2028, at which time the preferred stock is subject to mandatory conversion into Visa Inc. Class A common stock.

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and related CVR liability. The estimated fair value of the preferred stock and related CVR liability are determined using Level 3-type measurements. Significant inputs into the valuation of the preferred stock include the Visa Inc. Class A common stock price per share and the conversion ratio, which are observable, and an estimate of potential losses that will result from the ongoing litigation involving Visa Europe, which is unobservable. The Company engaged third-party valuation specialists and external counsel to assist management in making the fair value determination for the preferred stock. The fair value of the preferred stock was $320 million and $400 million at March 31, 2020 and December 31, 2019, respectively, recorded in Other noncurrent assets on the consolidated balance sheets.

The fair value of the CVR liability is determined based on 90% of the net-of-tax proceeds from the disposal, including the preferred stock and the cash consideration. The portion of the cash consideration that is payable as part of the CVR liability is

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

segregated pursuant to contractual provisions and reflected as restricted cash in the amount of $531 million and $540 million at March 31, 2020 and December 31, 2019, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $770 million and $838 million at March 31, 2020 and December 31, 2019, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and related CVR liability each reporting period. The net change in fair value was $20 million during the three months ended March 31, 2020, recorded in Other income (expense), net on the consolidated statement of earnings.

(6)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of March 31, 2020 and December 31, 2019 consists of the following (in millions):

	March 31, 2020	December 31, 2019
Contract costs on implementations in progress	$190	$138
Contract origination costs on completed implementations, net	374	352
Contract fulfillment costs on completed implementations, net	185	177
Total Deferred contract costs, net	$749	$667

Amortization of deferred contract costs on completed implementations was $51 million and $44 million during the three months ended March 31, 2020 and 2019, respectively, and there were no significant impairment losses in relation to the costs capitalized for the periods presented.

(7)       Debt

Long-term debt as of March 31, 2020 and December 31, 2019, consists of the following (in millions):

	March 31, 2020
		Weighted
		Average
	Interest	Interest		March 31,	December 31,
	Rates	Rate	Maturities	2020	2019
Fixed Rate Notes
Senior USD Notes	3.0% - 5.0%	3.8%	2023 - 2048	$4,938	$4,938
Senior Euro Notes	0.1% - 3.0%	1.1%	2021 - 2039	8,526	8,694
Senior GBP Notes	1.7% - 3.4%	2.7%	2022 - 2031	2,288	2,440
Senior Euro Floating Rate Notes		0.0%	2021	550	561
Revolving Credit Facility (1)		2.0%	2023	3,250	600
Other				82	136
Total long-term debt, including current portion				19,634	17,369
Current portion of long-term debt				(652)	(140)
Long-term debt, excluding current portion				$18,982	$17,229

(1)Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company’s corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term borrowings as of March 31, 2020 and December 31, 2019, consists of the following (in millions):

	March 31, 2020
	Weighted
	Average
	Interest		March 31,	December 31,
	Rate	Maturities	2020	2019
Euro-commercial paper notes ("ECP Notes")	(0.2)%	Up to 183 days	$602	$2,523
U.S. commercial paper notes ("USCP Notes")	—%	Up to 397 days	—	200
Other			141	100
Total Short-term borrowings			$743	$2,823

As of March 31, 2020, the weighted- average interest rate of the Company’s outstanding debt was 1.9%, including the impact of interest rate swaps (see Note 8).

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swap discussed below and net unamortized non-cash bond premiums and discounts of $30 million, as of March 31, 2020 (in millions):

Total
2020 remaining period	$75
2021	1,709
2022	1,510
2023	5,352
2024	956
Thereafter	10,168
Total principal payments	19,770
Debt issuance costs, net of accumulated amortization	(106)
Total long-term debt	$19,664

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at its scheduled maturity date, which occurs at September 21, 2023.

Revolving Credit Facility

As of March 31, 2020, the borrowing capacity remaining under the Revolving Credit Facility was $1,645 million (net of $602 million of capacity backstopping our commercial paper notes and $3 million in outstanding letters of credit issued under the Revolving Credit Facility).

Fair Value of Debt

The fair value of the Company’s long-term debt is estimated to be approximately $167 million and $900 million higher than the carrying value, excluding the fair value of the interest rate swap and unamortized discounts, at March 31, 2020, and December 31, 2019, respectively.

(8)       Financial Instruments

Fair Value Hedge

The Company holds an interest rate swap with a €500 million notional value converting the interest rate exposure on the Company’s Senior Euro Notes due 2024 from fixed to variable. This swap is designated as a fair value hedge for accounting purposes with an asset fair value of $13 million and $10 million at March 31, 2020, and December 31, 2019, respectively, reflected as an increase in the hedged debt balance (see Note 7).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net Investment Hedges

The purpose of the Company’s net investment hedges, as discussed below, is to reduce the volatility of FIS’ net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss), net of tax, for the change in fair value as Foreign currency translation adjustments, within Other comprehensive earnings (loss), net of tax on the consolidated statements of comprehensive earnings of $535 million and $7 million, during the three months ended March 31, 2020 and 2019, respectively. No ineffectiveness was recorded on the net investment hedges.

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of March 31, 2020, an aggregate €8,809 million was designated as a net investment hedge of the Company’s investment in Euro-denominated operations related to the Senior Euro Floating Rate Notes, Senior Euro Notes with maturities ranging from 2021 to 2039 and ECP Notes, and an aggregate £864 million was designated as a net investment hedge of the Company’s Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2022 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of March 31, 2020, an aggregate notional amount of €2,506 million was designated as a net investment hedge of the Company’s investment in Euro-denominated operations, and an aggregate notional amount of £556 million was designated as a net investment hedge of the Company’s Pound Sterling-denominated operations. The fair value of the cross-currency interest rate swaps was a net $116 million asset and $167 million liability at March 31, 2020, and December 31, 2019, respectively.

(9)    Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company ("Reliance"), the Company’s subsidiary, is named as a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan (the "Plan") for one of its customers. On behalf of the Plan participants, plaintiffs in the action, which was filed in 2015, seek damages and attorneys’ fees, as well as equitable relief, against Reliance and the Plan’s sponsor and record-keeper for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974. Reliance is vigorously defending the action and believes it has meritorious defenses. Reliance contends that no breaches of fiduciary duty or prohibited transactions occurred and that Plan participants suffered no damages. A non-jury trial of the case was conducted in March 2020. At trial, Plaintiffs sought damages of approximately $127 million against all defendants. A decision in the case is expected in the second half of 2020. While we are unable at this time to estimate more precisely the potential loss or range of loss because of unresolved questions of fact and law, we believe that the ultimate resolution of the matter will not have a material impact on our financial condition. Because we do not believe a liability for this action is probable, we have not recorded a liability for it.

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

The remaining TRA obligations not subject to the Amendment are based on the cash savings realized by the Company by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes. Under the TRA, in certain specified circumstances, such as certain changes of control, the Company may be required to make payments in excess of such cash savings.

Obligations recorded in our consolidated financial statements pursuant to the TRA are based on estimates of future deductions and future tax rates and, in the case of the obligations subject to the Amendment, reflect management’s expectation that the options will be exercised. In January 2020, the Company exercised its first call option pursuant to the Amendment, which will result in fixed cash payments to Fifth Third of $42 million. The timing and/or amount of aggregate payments due under the TRA may vary based on a number of factors, including the exercise of options, the amount and timing of taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryforwards and amortizable basis. Each reporting period, the Company evaluates the assumptions underlying the TRA obligations.

The consolidated balance sheet as of March 31, 2020, includes a total liability of $563 million relating to the TRA. The following table summarizes our estimated payment obligation timing under the TRA as of March 31, 2020 (in millions):

		Payments Due in
Type of Obligation	Total	2020 Remaining Period	1-3 Years	3-5 Years	More than 5 Years
Obligations under TRA	$563	$31	$267	$252	$13

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. As a result of the economic impact of the COVID-19 pandemic, the Company believes it is reasonably possible that it has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for losses or range of losses cannot be made.

Indemnifications and Warranties

The Company generally indemnifies its clients, subject to certain limitations and exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated solely with its customers’ use of the Company’s software applications or services. Historically, the Company has not made any material payments under such indemnifications but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, in which case it would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Historically, no material costs have been incurred related to software warranties, and no accruals for warranty costs have been made.

(10)    Related-Party Transactions

The Company holds a noncontrolling ownership stake in Cardinal Holdings ("Cardinal"), which operates the Capco consulting business. FIS’ ownership stake in Cardinal at March 31, 2020 and December 31, 2019 was 37%. The ownership stake in Cardinal is recorded as an equity method investment included within Other noncurrent assets on the consolidated balance sheets. The carrying value of this equity method investment at March 31, 2020 and December 31, 2019 was $138 million and $142 million, respectively. FIS provides ongoing management consulting services and other services to Cardinal. Amounts transacted through these agreements were not significant to the 2020 and 2019 periods presented.

(11)     Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2020 and 2019, were computed using the treasury stock method.

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three months ended March 31, 2020 and 2019 (in millions, except per share amounts):

	Three months ended March 31,
	2020	2019
Net earnings attributable to FIS common stockholders	$15	$148
Weighted average shares outstanding-basic	616	323
Plus: Common stock equivalent shares	9	3
Weighted average shares outstanding-diluted	625	326
Net earnings per share-basic attributable to FIS common stockholders	$0.02	$0.46
Net earnings per share-diluted attributable to FIS common stockholders	$0.02	$0.45

Options to purchase approximately less than 1 million and 1 million shares of our common stock for the three months ended March 31, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

On July 20, 2017, our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization. Approximately $2.3 billion of plan capacity remained available for repurchases as of March 31, 2020. Management temporarily suspended share repurchases as a result of the Worldpay transaction to accelerate debt repayment.

(12)     Segment Information

FIS reports its financial performance based on the following segments: Merchant Solutions, Banking Solutions, Capital Market Solutions, and Corporate and Other. As the Company continues to execute on its integration workflows and optimize its portfolio of assets, the Company reclassified certain non-strategic businesses from the Merchant Solutions and Banking Solutions segments into the Corporate and Other segment and recast all prior-period segment information presented. Below is a summary of each segment.

Merchant Solutions ("Merchant")

The Merchant segment is focused on serving merchants of all sizes globally, enabling them to accept electronic payments, including credit, debit and prepaid payments originated at a physical point of sale, as well as contactless card, mobile wallet, and card-not present payments in eCommerce and mobile environments. Merchant services include all aspects of payment processing, including authorization and settlement, customer service, chargeback and retrieval processing, reporting for electronic payment transactions and network fee and interchange management. Merchant also includes value-added services, such as security and fraud prevention solutions, advanced data analytics and information management solutions, foreign

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

currency management and numerous funding options. Merchant serves clients in over 140 countries. Our Merchant clients are highly-diversified, including non-discretionary everyday spend categories, such as grocery and pharmacy, and include national retailers, as well as global enterprises and small- to medium-sized businesses. The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with a growing and diverse client base.

Banking Solutions ("Banking")

The Banking segment is focused on serving all sizes of financial institutions for core processing and ancillary applications solutions; digital solutions; fraud, risk management and compliance solutions; electronic funds transfer and network services solutions; payment solutions; wealth and retirement solutions; item processing and output services solutions and services capitalizing on the continuing trend to outsource these solutions. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions, and other commercial organizations. Banking serves clients in more than 130 countries.  Our applications include core processing software, which clients use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. We provide our clients integrated solutions characterized by multi-year processing contracts that generate highly recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients with a broad array of buy- and sell-side solutions.  Clients in this segment operate in more than 100 countries and include asset managers, buy- and sell-side securities brokerage and trading firms, insurers, private equity firms, and other commercial organizations.  Our buy- and sell-side solutions include a variety of mission-critical applications for record keeping, data and analytics, trading, financing and risk management. Capital Markets clients purchase our solutions and services in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. We have long-established relationships with many of these financial and commercial institutions that generate significant recurring revenue. We have made, and continue to make, investments in modern platforms; advanced technologies, such as cloud delivery, open APIs, machine learning and artificial intelligence; and regulatory technology to support our Capital Markets clients.

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

During the three months ended March 31, 2020 and 2019, the Company recorded acquisition and integration costs primarily related to the Worldpay acquisition, as well as certain other costs associated with data center consolidation activities totaling $18 million and $8 million for the respective periods.

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as EBITDA (defined as net earnings (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization) plus certain non-operating items. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments as well as acquisition, integration and certain other costs. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized financial information for the Company’s segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

As of and for the three months ended March 31, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$935	$1,462	$631	$50	$3,078
Operating expenses	597	981	414	978	2,970
Depreciation and amortization (including purchase accounting amortization)	84	133	63	634	914
EBITDA	422	614	280	(294)	1,022
Acquisition, integration and other costs	—	—	—	225	225
Adjusted EBITDA	$422	$614	$280	$(69)	$1,247

EBITDA					$1,022
Interest expense, net					80
Depreciation and amortization					230
Purchase accounting amortization					684
Other income (expense) unallocated					(40)
Provision (benefit) for income taxes					(30)
Net earnings attributable to noncontrolling interest					3
Net earnings attributable to FIS common stockholders					$15
Capital expenditures	$106	$137	$59	$4	$306
As of and for the three months ended March 31, 2019 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$50	$1,373	$572	$62	$2,057
Operating expenses	43	939	385	375	1,742
Depreciation and amortization (including purchase accounting amortization)	3	124	52	189	368
EBITDA	10	558	239	(124)	683
Acquisition, integration and other costs	—	—	—	46	46
Adjusted EBITDA	$10	$558	$239	$(78)	$729

EBITDA					$683
Interest expense, net					75
Depreciation and amortization					195
Purchase accounting amortization					173
Other income (expense) unallocated					(59)
Provision (benefit) for income taxes					32
Net earnings attributable to noncontrolling interest					1
Net earnings attributable to FIS common stockholders					$148
Capital expenditures (1)	$2	$115	$59	$3	$179
(1)Capital expenditures for the three months ended March 31, 2019, include $34 million in other financing obligations for certain hardware and software.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1. Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance of the Company, projected revenue or expense synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases, the Company’s sales pipeline and anticipated profitability and growth, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, are forward-looking statements. In many cases, forward-looking statements can identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements.

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties that forward-looking statements are subject to include the following, without limitation:

•the outbreak of the novel coronavirus ("COVID-19") and measures to reduce its spread, including the impact of governmental or voluntary actions such as business shutdowns and stay-at-home orders;
•the duration of the COVID-19 pandemic and its impacts, including the general impact of an economic recession, reductions in consumer and business spending, and instability of the financial markets across the globe;
•the economic and other impacts of COVID-19 on our clients which affect the sales of our solutions and services and the implementation of such solutions;
•the risk of losses in the event of defaults by merchants (or other parties) to which we extend credit in our card settlement operations or in respect of any chargeback liability;
•changes in general economic, business and political conditions, including those resulting from COVID-19 or other pandemics, intensified international hostilities, acts of terrorism, changes in either or both the U.S. and international lending, capital and financial markets and currency fluctuations;
•the risk that the Worldpay transaction will not provide the expected benefits, or that we will not be able to achieve the cost or revenue synergies anticipated;
•the risk that the integration of FIS and Worldpay will be more difficult, time-consuming or expensive than anticipated;
•the risk that other acquired businesses will not be integrated successfully, or that the integration will be more costly or more time-consuming and complex than anticipated;
•the risk that cost savings and other synergies anticipated to be realized from other acquisitions may not be fully realized or may take longer to realize than expected;
•the risks of doing business internationally;
•the effect of legislative initiatives or proposals, statutory changes, governmental or other applicable regulations and/or changes in industry requirements, including privacy and cybersecurity laws and regulations;
•the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in, or new laws or regulations affecting, the banking, retail and financial services industries or due to financial failures or other setbacks suffered by firms in those industries;
•changes in the growth rates of the markets for our solutions;
•failures to adapt our solutions to changes in technology or in the marketplace;
•internal or external security breaches of our systems, including those relating to unauthorized access, theft, corruption or loss of personal information and computer viruses and other malware affecting our software or platforms, and the reactions of customers, card associations, government regulators and others to any such events;
•the risk that implementation of software (including software updates) for customers or at customer locations or employee error in monitoring our software and platforms may result in the corruption or loss of data or customer information, interruption of business operations, outages, exposure to liability claims or loss of customers;
•the reaction of current and potential customers to communications from us or regulators regarding information security, risk management, internal audit or other matters;

•competitive pressures on pricing related to the decreasing number of community banks in the U.S., the development of new disruptive technologies competing with one or more of our solutions, increasing presence of international competitors in the U.S. market and the entry into the market by global banks and global companies with respect to certain competitive solutions, each of which may have the impact of unbundling individual solutions from a comprehensive suite of solutions we provide to many of our customers;
•the failure to innovate in order to keep up with new emerging technologies, which could impact our solutions and our ability to attract new, or retain existing, customers;
•an operational or natural disaster at one of our major operations centers;
•failure to comply with applicable requirements of payment networks or changes in those requirements;
•fraud by merchants or bad actors; and
•other risks detailed in this document under Part II Item 1A. Risk Factors, and in the Risk Factors and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

We have grown organically, as well as through acquisitions, which have contributed critical solutions and services that complement or enhance our existing offerings, diversifying our revenue by customer, geography and service offering. FIS evaluates possible acquisitions that might contribute to our growth or performance on an ongoing basis. We also develop new solutions which enhance our client offerings. Through our acquisition of Worldpay on July 31, 2019, FIS is now a global leader in financial technology, solutions and services for merchants, as well as for banks and capital markets. See Note 3 to the consolidated financial statements for additional discussion of the Worldpay acquisition.

FIS reports its financial performance based on the following segments: Merchant Solutions ("Merchant"), Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. As FIS continues to execute on its integration workflows and optimize its portfolio of assets, it reclassified certain non-strategic businesses from Merchant and Banking into Corporate and Other in the quarter ended March 31, 2020 and recast all prior-period segment information presented. A description of our segments is included in Note 12 to the consolidated financial statements. Revenue by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing services, payment transaction fees, professional services and software license fees. The majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients’ operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of its revenue is recurring. A considerable portion of our recurring revenue is derived from transaction processing fees that fluctuate with the level of accounts and card transactions, among other variable measures, associated with consumer, commercial and capital markets activity. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with recognition at a point in time and are less predictable.

As U.S. and foreign governmental authorities imposed social distancing, shelter-in-place or total lock-down orders due to the COVID-19 pandemic, spending has declined, most notably in travel, restaurants, entertainment, and retail, resulting in a rapid deterioration in payments volume and transaction trends on a worldwide basis beginning in March 2020, which adversely impacted, and continues to adversely impact, revenue in our payments businesses that earn transaction-based fees. Revenue is primarily being impacted by declines in payment processing volumes within our Merchant Solutions segment as well as lower issuer processing, debit network and account transaction volumes within our Banking Solutions segment. In addition, we may experience a slowdown in corporate decision-making on sales and implementation of our solutions, as well as on software licenses and professional services. These changes in spending appear likely to adversely affect our business, results of operations and financial condition in the second quarter of 2020 and possibly beyond, although the magnitude and duration of their ultimate effect is not possible to predict. However, we have continued to prioritize investments and products that help address the needs of our clients in order to increase the Company’s potential to resume strong revenue growth following the pandemic.

In addition, we have recently extended higher-than-usual levels of credit to our merchant clients as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips and events. We are exposed to losses if our merchant customers cease operations and are unable to repay the credit we have extended or their liability for chargebacks. This increase in extended credit or potential liability for chargebacks did not have a material impact on our liquidity or results of operations for the three months ended March 31, 2020, although certain of our merchant clients have ceased doing business, at least for a period of time, and we continue to monitor their impact on our liquidity, results of operations and financial condition.

We continue to assist financial institutions in migrating to outsourced integrated technology solutions to improve their profitability and address increasing and ongoing regulatory requirements. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of broader year-to-year economic and market changes that otherwise might have a larger impact on our results of operations. We believe our integrated solutions and outsourced services are well-positioned to address this outsourcing trend across the markets we serve. However, delays in implementation of our solutions caused by the uncertainty of the COVID-19 pandemic may temporarily slow revenue growth to an extent not yet determined.

Over the last four years, we have moved approximately 70% of our server compute to our FIS cloud located in our strategic data centers, and our goal is to increase that percentage to 73% by the end of 2020 and approximately 80% by the end of 2021. This allows us to further enhance security for our clients’ data and increases the flexibility and speed with which we can provide services and solutions to our clients, eventually at lesser cost. Concurrently, we have continued to consolidate our data centers, closing seven additional data centers in 2019. Our consolidation has generated a savings for the Company as of the end of the first quarter of 2020 of approximately $210 million in run-rate annual expense reduction since the program’s inception in mid-2016. We plan to close and consolidate approximately 13 more data centers by the end of 2021, which should result in additional run-rate annual expense reduction of approximately $40 million.

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

We have continued to innovate to help our clients through the COVID-19 pandemic. In particular, we have leveraged our Real Time Lending service to help banking clients process loans under the CARES Act and are assisting a number of U.S. states to enable online purchasing of food for Supplemental Nutrition Assistance Program ("SNAP") benefit recipients under a pilot program run by the U.S. Department of Agriculture ("USDA"). While this does not materially impact our revenue, these steps show the ability to leverage our technology and solutions during the pandemic. We have also helped our clients and communities through this period by providing virtual terminals, temporarily eliminating minimum transaction amounts and waiving certain fees for small merchants, contributing masks and supplies to the communities in which we do business, and donating prepaid cards to military families and children in need.

FIS has been carefully monitoring the effects of the ongoing COVID-19 pandemic as conditions continue to evolve. Since the beginning of the pandemic, the Company has taken several actions to protect its employees while maintaining business continuity, including implementing its comprehensive Pandemic Plan. The Pandemic Plan includes site-specific service and client plans as well as travel restrictions, medical response protocols, work-from-home strategies and enhanced cleaning within our locations. As a critical infrastructure provider for the global economy, FIS continues to operate around the world to serve our clients.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. Where government lock-downs have prohibited or slowed down certain functions at specific locations, FIS has outfitted employees to provide certain of such services from home or transferred such work to other locations. Additionally for its employees, the Company has expanded sick leave for employees affected by COVID-19, expanded telemedicine internationally, provided special pay for certain employees involved in critical infrastructure who could not work from home, and expanded its FIS Cares program to benefit employees in need around the world. We are also taking several actions to manage discretionary expenses, including limiting travel, reducing incentive compensation and decreasing third-party spending as well as accelerating automation and functional alignment across the organization.

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice banking channels. The COVID-19 pandemic appears to be accelerating digitization of banking and payment services by requiring, in many cases, banks and bank customers to transact through digital channels. We have been providing our large regional banking customers in the U.S. with Digital One, an integrated digital banking platform, and are now adding functionality and offering Digital One to our community bank clients to provide a consistent, omnichannel experience for consumers of banking services across self-service channels like mobile banking and online banking, as well as supporting channels for bank staff operating in bank branches and contact centers. The uniform customer experience extends to support a broad range of financial services including opening new accounts, servicing of existing accounts, providing money movement services, and personal financial management, as well as other consumer, small business and commercial banking capabilities. Digital One is integrated into several of the core banking platforms offered by FIS and is also offered to customers of non-FIS core banking systems.

We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity among financial institutions, which we believe as a whole is detrimental to the profitability of the financial technology industry. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and to support the newly combined entity. Conversely, we may lose revenue if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and to support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform inhouse some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

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

As a result of the Worldpay acquisition completed on July 31, 2019, FIS is now a global leader in the merchant solutions industry, with differentiated solutions throughout the payments market, including capabilities in global eCommerce, U.S. integrated payments, and enterprise payments and data security solutions in business-to-business ("B2B") payments. These solutions bring together advanced payments technologies at each stage of the transaction life cycle. The Worldpay acquisition broadened our solution portfolio, enabling us to significantly expand our merchant acquiring solutions, including our capabilities in the growing eCommerce and integrated payments segments of the market, which are in demand among our merchant clients as they look for ways to integrate technology into their business models. The combination also favorably impacts our business mix with a greater concentration in higher growth and higher margin services. The Worldpay acquisition significantly increased our revenue as well as our amortization expense for acquired intangibles and our acquisition, integration and other costs. However, due to the COVID-19 pandemic, our merchant processing revenues have been adversely impacted, particularly in the areas of airlines, hospitality, restaurants and retail, and we expect will continue to be adversely impacted until the economic effects of the pandemic subside.

Following the Worldpay acquisition, we are focused on completing post-merger integration to achieve potential incremental revenue opportunities and expense efficiencies created by the combination of the two companies. We have a history of successfully integrating the operations and technology platforms of acquired companies, including winding down legacy environments and consolidating platforms from other acquisitions into our environment. Based on prior integration experience, we developed integration plans to achieve the potential benefits created by the Worldpay acquisition. As of the end of the first quarter of 2020, our achievement of expense and revenue synergies is ahead of schedule.

We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. The payment processing industry is adopting new technologies, developing new products and services, evolving new business models and being affected by new market entrants and by an evolving regulatory environment. As merchants and financial institutions respond to these changes by seeking services to help them enhance their own offerings to consumers, including the ability to accept card-not-present ("CNP") payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point-of-sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients’ evolving needs. In order to facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers. The COVID-19 pandemic appears to be accelerating digitization of payment services by requiring, in many cases, businesses and consumers to transact through digital channels.

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

FIS remains focused on making strategic investments in information security to protect our clients and our information systems. These investments include both capital expenditures and operating expense related to hardware, software, personnel and consulting services. We also participate in industry and governmental initiatives to improve information security for our clients. Through the expertise we have gained with this ongoing focus and involvement, we have developed fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For discussion regarding the impact of the COVID-19 pandemic on our critical and significant accounting estimates subject to risk and uncertainties, see Notes 1, 2, 5 and 9 to the consolidated financial statements.

Transactions with Related Parties

See Note 10 to the consolidated financial statements for a detailed description of transactions with related parties.

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2020	2019

Revenue	$3,078	$2,057
Cost of revenue	2,089	1,381
Gross profit	989	676
Selling, general and administrative expenses	881	361
Operating income	108	315
Other income (expense):
Interest expense, net	(80)	(75)
Other income (expense), net	(39)	(52)
Total other income (expense), net	(119)	(127)
Earnings before income taxes and equity method investment earnings (loss)	(11)	188
Provision (benefit) for income taxes	(30)	32
Equity method investment earnings (loss)	(1)	(7)
Net earnings	18	149
Net (earnings) loss attributable to noncontrolling interest	(3)	(1)
Net earnings attributable to FIS common stockholders	$15	$148

Net earnings per share — basic attributable to FIS common stockholders	$0.02	$0.46
Weighted average shares outstanding — basic	616	323
Net earnings per share — diluted attributable to FIS common stockholders	$0.02	$0.45
Weighted average shares outstanding — diluted	625	326

Comparisons of three-month periods ended March 31, 2020 and 2019

Revenue

Revenue increased $1,021 million, or 50%, for the three-month period ended March 31, 2020 as compared to 2019 primarily due to (1) incremental revenues from the Worldpay acquisition; (2) increased network volumes and digital banking growth in Banking; and (3) growth in Capital Markets driven by increased managed services, brokerage volumes, license execution, and the purchase of the majority interest in Virtus Partners. These increases were offset by unfavorable foreign currency impact of $16 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real and British Pound Sterling.

See Segment Results of Operations (Unaudited) below for more detailed explanation.

Cost of Revenue and Gross Profit

Cost of revenue increased $708 million, or 51%, for the three-month period ended March 31, 2020 as compared to 2019 resulting in a gross profit increase of $313 million, or 46%. Gross profit as a percentage of revenue was 32% and 33% during the three-month periods ended March 31, 2020 and 2019, respectively. The decrease in gross profit percentage during the 2020 period as compared to 2019 primarily resulted from higher acquired intangible asset amortization expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $520 million, or 144%, for the three-month period ended March 31, 2020 as compared to 2019 primarily due to (1) incremental Worldpay corporate and infrastructure expenses and (2) higher acquisition, integration and other costs.

Operating Income

Operating income decreased $207 million, or 66%, for the three-month period ended March 31, 2020 as compared to 2019. Operating income as a percentage of revenue ("operating margin") was 4% and 15% for the three-month periods ended March 31, 2020 and 2019, respectively. The changes in operating income for the three-month period of 2020 as compared to 2019, and the change in operating margin during the 2020 period as compared to 2019, resulted from the revenue and cost variances noted above.
Total Other Income (Expense), Net

The increase of $5 million in interest expense, net for the three-month period ended March 31, 2020 as compared to 2019 is primarily due to higher outstanding debt due to the Worldpay acquisition, mainly offset by a lower weighted-average interest rate on the outstanding debt.

Other income (expense), net decreased $13 million to $39 million expense for the three-month period ended March 31, 2020 as compared to $52 million expense for the three-month period ended March 31, 2019. Other income (expense), net for the three months ended March 31, 2020 includes foreign currency transaction remeasurement losses and a fair value adjustment on convertible Visa Inc. Series B preferred stock and related contingent value rights liability acquired from Worldpay. Other income (expense), net for the three-month period ended March 31, 2019 includes acquisition financing costs related to the Worldpay acquisition.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes totaled $(30) million and $32 million for the three-month periods ended March 31, 2020 and 2019, resulting in effective tax rates of 273% and 17% for the three-month periods, respectively.

Equity Method Investment Earnings (Loss)
FIS holds a 37% ownership stake in Cardinal, as further described in Note 10 to the consolidated financial statements. As a result, we recorded equity method investment losses of $1 million and $7 million for the three-month periods ended March 31, 2020 and 2019, respectively.

Net (Earnings) Loss Attributable to Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest includes Virtus operations subsequent to acquisition in January 2020 and totaled $(3) million and $(1) million for the three-month periods ended March 31, 2020 and 2019, respectively.

Net Earnings Attributable to FIS Common Stockholders

Net earnings attributable to FIS common stockholders totaled $15 million and $148 million resulting in earnings per diluted share of $0.02 and $0.45 for the three-month periods ended March 31, 2020 and 2019, respectively. These results reflect the variances described above.

Segment Results of Operations (Unaudited)

Adjusted EBITDA is defined as EBITDA (defined as net earnings (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization) plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments and acquisition, integration and certain other costs. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 12 to the consolidated financial statements included in Part I of this Quarterly Report.

As the Company continues to execute on its integration workflows and optimize its portfolio of assets, the Company reclassified certain non-strategic businesses from Merchant and Banking into Corporate and Other and recast all prior-period segment information presented. These operations represented less than 2% of first quarter 2020 revenue. A description of these segments is included in Note 12 to the consolidated financial statements. Revenue by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Merchant Solutions

	Three months ended
	March 31,
	2020	2019
	(In millions)
Revenue	$935	$50
Adjusted EBITDA	$422	$10

Three months ended March 31:

Revenue increased $885 million due to incremental revenue from the Worldpay acquisition totaling $889 million, partially offset by unfavorable foreign currency impact of $4 million primarily driven by a stronger U.S. Dollar versus the British Pound Sterling. Revenue was also adversely impacted by declines in payment processing volumes due to the COVID-19 pandemic.

Adjusted EBITDA increased $412 million, and adjusted EBITDA margin increased to 45.1%, primarily resulting from higher margin revenue from the Worldpay acquisition.

Banking Solutions

	Three months ended
	March 31,
	2020	2019
	(In millions)
Revenue	$1,462	$1,373
Adjusted EBITDA	$614	$558

Three months ended March 31:

Revenue increased $89 million, or 6.5%, due to (1) incremental revenue from the Worldpay acquisition contributing 6.8%; and (2) other items contributing an aggregate of 2.8% due to increased recurring revenue related to network volumes and digital banking growth. These items were partially offset by (1) a decrease in non-recurring revenue from Latin America payments contributing (1.9%) and (2) a decrease in termination fees contributing (0.5%). Banking Solutions had an unfavorable foreign currency impact to growth contributing (0.7%), or approximately $9 million, primarily driven by a stronger U.S. Dollar versus the Brazilian Real. Revenue was also adversely impacted by lower issuer processing, debit network and account transaction volumes due to the COVID-19 pandemic.

Adjusted EBITDA increased $56 million, or 10.0%, and adjusted EBITDA margin increased 140 basis points to 42.0%, primarily due to the addition of higher margin revenue from the Worldpay acquisition.

Capital Market Solutions

	Three months ended
	March 31,
	2020	2019
	(In millions)
Revenue	$631	$572
Adjusted EBITDA	$280	$239

Three months ended March 31:

Revenue increased $59 million, or 10.3%, primarily due to (1) the purchase of a majority interest in Virtus Partners contributing 3.7%; (2) strong managed services growth and brokerage volumes contributing 3.3%; and (3) other items contributing an aggregate of 3.6% due to license execution on new and renewal transactions and increased professional services. Capital Markets had an unfavorable foreign currency impact to growth contributing (0.4%), or approximately $2 million, primarily driven by a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased $41 million, or 17.2%, due to the revenue impacts mentioned above. Adjusted EBITDA margin increased 260 basis points to 44.4% due to favorable revenue mix and continued cost management.

Corporate and Other

	Three months ended
	March 31,
	2020	2019
	(In millions)
Revenue	$50	$62
Adjusted EBITDA	$(69)	$(78)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended March 31:

Revenue decreased $12 million, or 18.0%, due to client loss in non-strategic businesses.

Adjusted EBITDA increased $9 million, or 11.5%, primarily due to the health care and other benefit plan expenses recorded in the first quarter of 2019 along with a decrease in compensation expenses in 2020, partially offset by incremental Worldpay corporate and infrastructure expenses.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, tax receivable obligations, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 7 to the consolidated financial statements.

As of March 31, 2020, we had cash and cash equivalents of $1,373 million and debt of $20.4 billion, including the current portion, net of capitalized debt issuance costs. Of the $1,373 million cash and cash equivalents, approximately $652 million is held by our foreign entities.

As of March 31, 2020, the Company had approximately $3,018 million of available liquidity, including $1,373 million of cash and cash equivalents and $1,645 million of capacity available under its Revolving Credit Facility. In March 2020, when the commercial paper markets were less liquid due to the COVID-19 pandemic, the Company borrowed under its $5,500 million Revolving Credit Facility to pay the commercial paper maturities. Since March 31, 2020, the commercial paper markets have become more liquid and, as a result, the Company has been able to repay some of the outstanding borrowings under the Revolving Credit Facility with new commercial paper issuances.

The Company remains committed to reducing its leverage incurred in the Worldpay acquisition while ensuring ample liquidity. Given the impacts associated with the COVID-19 pandemic, the Company now expects to extend the time period to achieve its target leverage into 2021.

We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.35 per common share is payable on June 26, 2020 to shareholders of record as of the close of business on June 12, 2020.

On July 20, 2017, our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization. Approximately $2.3 billion of plan capacity remained available for repurchases as of March 31, 2020. Management temporarily suspended share repurchases as a result of the Worldpay transaction to accelerate debt repayment.

Cash Flows from Operations

Cash flows from operations were $383 million and $294 million for the three-month periods ended March 31, 2020 and 2019, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $89 million higher in the 2020 period primarily due to increased cash flow due to the Worldpay acquisition, partially offset by the timing of settlement activities, lower net earnings from the COVID-19 pandemic, and Worldpay integration-related expenses.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $306 million and $145 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the three-month periods ended March 31, 2020 and 2019, respectively. In 2020, we expect to continue investing in property and equipment, purchased software and internally developed software to support our core business initiatives.

We used $402 million of cash (net of cash acquired) during the three months ended March 31, 2020, for the Virtus acquisition. See Note 3 to the consolidated financial statements.

Financing

For more information regarding the Company’s debt and financing activity see Note 7 to the consolidated financial statements.
Contractual Obligations

There were no material changes in our contractual obligations during the first three months of 2020 in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 7 to the consolidated financial statements.
Off-Balance Sheet Arrangements
FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements
Recently Adopted Accounting Guidance

In August 2018, the FASB issued ASU No. 2018-15 ("ASU 2018-15"), Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies that implementation costs incurred by customers in cloud computing arrangements should be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. FIS adopted ASU 2018-05 on January 1, 2020, using the prospective approach. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurements on Credit Losses of Financial Instruments. This ASU was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (collectively, "Topic 326"). The primary objectives of Topic 326 are to implement new methodology for calculating credit losses on financial instruments, such as trade receivables, based on lifetime expected credit losses and to broaden the types of information companies must use when calculating the estimated losses. The new guidance also applies to contract assets arising from contracts with customers. FIS adopted Topic 326 on January 1, 2020, using the modified retrospective approach and recorded an immaterial cumulative effect adjustment in retained earnings as of January 1, 2020.

Recently Accounting Guidance Not Yet Adopted

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Market Risk

We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. Such risks may be exacerbated by the effects of the COVID-19 pandemic. We periodically use certain derivative financial instruments, including interest rate swaps and foreign currency forward contracts, to manage interest rate and foreign currency risk. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use fixed-rate and variable-rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps.
Our fixed rate senior notes (as included in Note 7 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of March 31, 2020. The carrying value, excluding the fair value of the interest rate swap described below and unamortized discounts, of our senior notes was $16.3 billion as of March 31, 2020. The fair value of our senior notes was approximately $16.5 billion as of March 31, 2020. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility, Senior Euro Floating Rate Notes (as included in Note 7 to the consolidated financial statements) and an interest rate swap on our fixed-rate long-term debt. At March 31, 2020, our weighted-average cost of debt was 1.9% with a weighted-average maturity of 6.2 years; 75% of our debt was fixed-rate and the remaining 25% of our debt was variable-rate. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $50 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our variable-rate debt as of March 31, 2020. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of variable-rate debt outstanding as of March 31, 2019, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $13 million.

As of March 31, 2020, the following interest rate swap converting the interest rate exposure on our Senior Euro Notes due July 2024 from fixed to variable is outstanding (in millions):

			Bank pays	FIS pays
Effective Date	Maturity Date	Notional	fixed rate of	variable rate of
December 21, 2018	July 15, 2024	€500	1.100%	3-month Euribor + 0.878% (1)

(1) 0.489% in effect as of March 31, 2020.

We designated the interest rate swap as a fair value hedge for accounting purposes as described in Note 8 to the consolidated financial statements. A 100 basis point increase in the 3-month Euribor rate would increase our annual interest expense on this swap by approximately $6 million.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. We manage the exposure to these risks through a combination of normal operating activities and the use of foreign currency forward contracts and non-derivative and derivative investment hedges.

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $593 million and $310 million during the three-month periods ended March 31, 2020 and 2019, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real and Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended March 31,
Currency	2020	2019
Pound Sterling	$35	$8
Euro	8	7
Real	3	4
Rupee	3	3
Total increase or decrease	$49	$22

While our results of operations have been impacted by the effects of currency fluctuations, our international operations’ revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenue included $16 million of unfavorable foreign currency impact during the three months ended March 31, 2020 resulting from changes in the U.S. Dollar during the 2020 period as compared to 2019. Net earnings attributable to FIS common stockholders included $1 million of favorable foreign currency impact during the three months ended March 31, 2020 resulting from changes in the U.S. Dollar during the 2020 period as compared to 2019.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward contracts to hedge foreign currency exposure to intercompany loans and other balance sheet items. The Company also utilizes foreign currency-denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its Euro and Pound Sterling functional subsidiaries (see Note 8 to the consolidated financial statements).
Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In the third quarter of 2019, we completed the acquisition of Worldpay (see Note 3 to the consolidated financial statements). We are in the process of integrating Worldpay into our overall internal controls over financial reporting program. Other than this ongoing integration, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home while shelter-in-place or other lock-down orders are in effect. We leveraged our established business continuity plans as well as implemented a comprehensive Pandemic Plan in order to mitigate potential impacts to our control environment. Existing technology and procedures allow for the remote operation of controls.

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors described therein except as detailed below:

The extent to which the coronavirus (COVID-19) pandemic and measures taken in response thereto impact our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. Risks related to economic activity, including consumers and businesses changing spending habits, are described in our risk factor titled “Global economic, political and other conditions, including business cycles, seasonality and consumer confidence, may adversely affect our clients or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability” under “Item 1A. Risk Factors - Risks Related to Our Business and Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Governments around the globe have taken steps to mitigate some of the more severe anticipated economic effects of the virus, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

As U.S. and foreign governmental authorities have imposed social distancing, shelter-in-place or total lock-down orders, spending has declined, most notably in travel, restaurants, entertainment, and retail, resulting in a rapid deterioration in payments volume and transaction trends on a worldwide basis beginning in March 2020, which has been adversely impacting revenue in our payments businesses that earn transaction-based fees. In addition, we may experience a slowdown in corporate decision-making on sales and implementation of our solutions, as well as on software licenses and professional services. These changes in spending appear likely to adversely affect our business, results of operations and financial condition in the second quarter of 2020 and possibly beyond, although the magnitude and duration of their ultimate effect is not possible to predict.

We may experience financial impacts due to a number of operational factors, including:

•increased risk of merchant and card issuer failures, and credit settlement and chargeback risk;
•increased risk of meeting client service contractual obligations due to government lock-down or other orders where it is not possible to provide certain client-facing services from home or to promptly transfer them to other locations, causing potential loss of revenue or contractual penalties due to failure to meet service level requirements as well as potential legal disputes and associated costs regarding force majeure or other related contract defenses;
•increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity;
•challenges to the availability and reliability of our solutions and services due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases occurring at our data centers, contact centers or operations centers, affecting our employees or affecting the systems or employees of our clients or other third parties on which we depend;
•an increased volume of unanticipated client and regulatory requests for information and support, or additional regulatory requirements, which could require additional resources and costs to address, including, for example, government initiatives to reduce or eliminate payments costs or fees to merchants; and
•the general impact of recession and instability of markets across the globe.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations, liquidity and financial condition even after the COVID-19 pandemic has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. Further, the ability of our senior management and employees to get to work has been disrupted across multiple locations, whether in their own offices or at client sites, due among other things to government work and travel restrictions, including mandatory shutdowns. Where appropriate and plausible under local conditions, we have moved or are moving the work from affected locations. Many of our employees are currently working remotely, where they may not be as effective.

In addition, we have recently extended higher-than-usual levels of credit to our merchant clients as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips and events. If the speed of repayments to us by our merchant clients is substantially slower than expected over an extended period of time, or if our merchant clients cease operations such that we are unable to collect on the credit advanced by us for these payments or for any chargeback liability, it could have a material adverse effect on our liquidity, results of operations and financial condition.

The extent to which the coronavirus pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We may experience materially adverse impacts to our business as a result of the virus’ global economic impact, including the availability of credit and our ability to comply with the covenants of our credit agreement, adverse impacts on our liquidity, the ability to meet our deleveraging targets, and any recession that has occurred or may occur in the future. Such impacts may also have a material effect on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment. Additionally, COVID-19 may have a material effect on our ability to pay our quarterly dividends at current levels or at all.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material adverse effect on our results of operations, liquidity or financial condition and heighten many of our known risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Employment Agreement, effective as of March 30, 2020, by and among Fidelity National Information Services, Inc. and Asif Ramji. (1)					*
10.2	Separation Agreement, Waiver and Release between Fidelity National Information Services, Inc. and Charles Drucker effective as of March 1, 2020. (1)					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 7, 2020	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 7, 2020	By:	/s/ CHRISTOPHER THOMPSON
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)