Form 10-Q
period 2020-06-30
Fidelity National Information Services, Inc.
filed 2020-08-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of August 3, 2020, 619,603,482 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2020

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,183	$1,152
Settlement deposits and merchant float	2,697	2,882
Trade receivables, net of allowance for credit losses of $65 and $60 at June 30, 2020 and December 31, 2019, respectively	3,104	3,242
Contract assets	150	124
Settlement receivables	834	647
Other receivables	299	337
Prepaid expenses and other current assets	333	308
Total current assets	8,600	8,692
Property and equipment, net	887	900
Goodwill	51,940	52,242
Intangible assets, net	14,589	15,798
Software, net	3,292	3,204
Other noncurrent assets	2,535	2,303
Deferred contract costs, net	799	667
Total assets	$82,642	$83,806
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,063	$2,374
Settlement payables	4,214	4,228
Deferred revenue	846	817
Short-term borrowings	3,217	2,823
Current portion of long-term debt	1,777	140
Total current liabilities	12,117	10,382
Long-term debt, excluding current portion	14,874	17,229
Deferred income taxes	4,091	4,281
Other noncurrent liabilities	2,287	2,406
Deferred revenue	40	52
Total liabilities	33,409	34,350

Redeemable noncontrolling interest	176	—
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock $0.01 par value, 750 shares authorized, 619 and 615 shares issued at June 30, 2020 and December 31, 2019, respectively	6	6
Additional paid in capital	45,736	45,358
Retained earnings	3,753	4,161
Accumulated other comprehensive earnings (loss)	(358)	(33)
Treasury stock, $0.01 par value, 1 common shares as of June 30, 2020 and less than 1 as of December 31, 2019, respectively, at cost	(94)	(52)
Total FIS stockholders’ equity	49,043	49,440
Noncontrolling interest	14	16
Total equity	49,057	49,456
Total liabilities, redeemable noncontrolling interest and equity	$82,642	$83,806
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$2,962	$2,112	$6,039	$4,169
Cost of revenue	2,046	1,404	4,134	2,785
Gross profit	916	708	1,905	1,384
Selling, general, and administrative expenses	870	317	1,751	678
Operating income	46	391	154	706
Other income (expense):
Interest expense, net	(88)	(72)	(167)	(147)
Other income (expense), net	74	(120)	34	(172)
Total other income (expense), net	(14)	(192)	(133)	(319)
Earnings (loss) before income taxes and equity method investment earnings (loss)	32	199	21	387
Provision (benefit) for income taxes	4	40	(27)	72
Equity method investment earnings (loss)	(7)	(4)	(8)	(11)
Net earnings	21	155	40	304
Net (earnings) loss attributable to noncontrolling interest	(2)	(1)	(5)	(2)
Net earnings attributable to FIS common stockholders	$19	$154	$35	$302

Net earnings per share-basic attributable to FIS common stockholders	$0.03	$0.48	$0.06	$0.93
Weighted average shares outstanding-basic	618	324	617	323
Net earnings per share-diluted attributable to FIS common stockholders	$0.03	$0.47	$0.06	$0.92
Weighted average shares outstanding-diluted	625	327	625	327
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019

Net earnings		$21		$155		$40		$304
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$—		$(16)		$—		$(16)
Adjustment for (gain) loss reclassified to net earnings	—		(4)		—		(4)
Unrealized gain (loss) on derivatives, net	—		(20)		—		(20)
Foreign currency translation adjustments	(176)		11		(384)		17
Minimum pension liability adjustments	—		—		1		(4)
Other comprehensive earnings (loss), before tax	(176)		(9)		(383)		(7)
Provision for income tax expense (benefit) related to items of other comprehensive earnings	(66)		2		(58)		1
Other comprehensive earnings (loss), net of tax	$(110)	(110)	$(11)	(11)	$(325)	(325)	$(8)	(8)
Comprehensive earnings (loss)		(89)		144		(285)		296
Net (earnings) loss attributable to noncontrolling interest		(2)		(1)		(5)		(2)
Comprehensive earnings (loss) attributable to FIS common stockholders		$(91)		$143		$(290)		$294
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2020
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, March 31, 2020	617	(1)	$6	$45,548	$3,952	$(248)	$(91)	$15	$49,182
Exercise of stock options	2	—	—	118	—	—	—	—	118
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	—	69	—	—	—	—	69
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(218)	—	—	(2)	(220)
Other	—	—	—	1	—	—	—	—	1
Net earnings	—	—	—	—	19	—	—	1	20
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(110)	—	—	(110)
Balances, June 30, 2020	619	(1)	$6	$45,736	$3,753	$(358)	$(94)	$14	$49,057

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2019	615	—	$6	$45,358	$4,161	$(33)	$(52)	$16	$49,456
Issuance of restricted stock	—	—	—	(7)	—	—	7	—	—
Exercise of stock options	4	—	—	258	—	—	—	—	258
Treasury shares held for taxes due upon exercise of stock options	—	(1)	—	—	—	—	(49)	—	(49)
Stock-based compensation	—	—	—	125	—	—	—	—	125
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(437)	—	—	(4)	(441)
Other	—	—	—	2	(6)	—	—	—	(4)
Net earnings	—	—	—	—	35	—	—	2	37
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(325)	—	—	(325)
Balances, June 30, 2020	619	(1)	$6	$45,736	$3,753	$(358)	$(94)	$14	$49,057

(1)Excludes redeemable noncontrolling interest that is not considered equity. See Note 3, Virtus Acquisition, for additional information.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2019
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, March 31, 2019	433	(110)	$4	$10,844	$4,558	$(427)	$(5,083)	$7	$9,903
Exercise of stock options	—	1	—	19	—	—	16	—	35
Stock-based compensation	—	—	—	24	—	—	—	—	24
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(113)	—	—	(1)	(114)
Net earnings	—	—	—	—	154	—	—	1	155
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(11)	—	—	(11)
Balances, June 30, 2019	433	(109)	$4	$10,887	$4,599	$(438)	$(5,067)	$7	$9,992

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2018	433	(106)	$4	$10,800	$4,528	$(430)	$(4,687)	$7	$10,222
Exercise of stock options	—	1	—	44	—	—	43	—	87
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(23)	—	(23)
Purchases of treasury stock	—	(4)	—	—	—	—	(400)	—	(400)
Stock-based compensation	—	—	—	43	—	—	—	—	43
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(226)	—	—	(2)	(228)
Other	—	—	—	—	(5)	—	—	—	(5)
Net earnings	—	—	—	—	302	—	—	2	304
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(8)	—	—	(8)
Balances, June 30, 2019	433	(109)	$4	$10,887	$4,599	$(438)	$(5,067)	$7	$9,992

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$40	$304
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,830	736
Amortization of debt issue costs	16	10
Acquisition-related financing foreign exchange	—	104
Loss (gain) on sale of businesses, investments and other	3	17
Stock-based compensation	125	43
Deferred income taxes	(118)	(68)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	105	93
Contract assets	(28)	1
Settlement activity	172	(27)
Prepaid expenses and other assets	(153)	(140)
Deferred contract costs	(252)	(174)
Deferred revenue	22	39
Accounts payable, accrued liabilities and other liabilities	(149)	(118)
Net cash provided by operating activities	1,613	820

Cash flows from investing activities:
Additions to property and equipment	(110)	(57)
Additions to software	(457)	(228)
Acquisitions, net of cash acquired	(469)	—
Net proceeds from sale of businesses and investments	—	43
Other investing activities, net	90	(42)
Net cash provided by (used in) investing activities	(946)	(284)

Cash flows from financing activities:
Borrowings	27,025	19,201
Repayment of borrowings and other financing obligations	(27,196)	(10,028)
Debt issuance costs	—	(71)
Proceeds from stock issued under stock-based compensation plans	274	86
Treasury stock activity	(49)	(423)
Dividends paid	(433)	(226)
Other financing activities, net	(18)	(24)
Net cash provided by (used in) financing activities	(397)	8,515

Effect of foreign currency exchange rate changes on cash	(23)	2
Net increase (decrease) in cash and cash equivalents	247	9,053
Cash and cash equivalents, beginning of period	3,211	703
Cash and cash equivalents, end of period	$3,458	$9,756

Supplemental cash flow information:
Cash paid for interest	$270	$159
Cash paid for income taxes	$97	$149
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

(1)       Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The inputs into management's critical and significant accounting estimates consider the economic impact of the outbreak of the novel coronavirus ("COVID-19") and the subsequently declared COVID-19 pandemic ("the pandemic") by the World Health Organization on March 11, 2020. The extent to which the pandemic further affects our results of operations and financial position will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our future results could be materially affected by changes in our estimates.

Certain reclassifications have been made in the 2019 consolidated financial statements to conform to the classifications used in 2020. Amounts in tables in the financial statements and accompanying footnotes may not sum due to rounding.

On July 31, 2019, FIS completed the acquisition of Worldpay, and Worldpay's results of operations and financial position are included in the consolidated financial statements from and after the date of acquisition. See Note 3 for additional discussion.
FIS reports its financial performance based on the following segments: Merchant Solutions, Banking Solutions, Capital Market Solutions, and Corporate and Other. As FIS continues to execute on its integration workflows and optimize its portfolio of assets, it reclassified certain non-strategic businesses from the Merchant Solutions and Banking Solutions segments into the Corporate and Other segment in the quarter ended March 31, 2020, and recast all prior-period segment information presented. These operations represented less than 2% of second quarter and year-to-date 2020 revenue. See Note 12 for a summary of each segment.

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

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of June 30, 2020, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3)      Acquisitions

Worldpay Acquisition

On July 31, 2019, FIS completed the acquisition of Worldpay by acquiring 100 percent of Worldpay's equity. The Worldpay acquisition brought an integrated technology platform with a comprehensive suite of products and services serving merchants and financial institutions and provided FIS with enhanced global payment capabilities, robust risk and fraud solutions and advanced data analytics.

The total purchase price was as follows (in millions):

Cash consideration	$3,423
Value of FIS share consideration	38,635
Pay-off of Worldpay long-term debt not contractually assumed	5,738
Value of outstanding converted equity awards attributed to services already rendered	449
Total purchase price	$48,245

The acquisition was accounted for as a business combination under FASB ASC Topic 805, Business Combinations ("Topic 805"). We recorded an allocation of the purchase price to Worldpay tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of July 31, 2019. The amounts for intangible assets were based on third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of June 30, 2020, the Company has substantially completed its allocation of the purchase price. The principal open items relate to the valuation of certain income tax matters and contingencies as management is awaiting additional information to complete its assessment. Estimates have been recorded as of the acquisition date, and updates to these estimates may increase or decrease goodwill.

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

The purchase price allocation as of June 30, 2020, is as follows (in millions):

Cash acquired	$305
Settlement deposits and merchant float (1)	2,444
Trade receivables	1,599
Goodwill	38,031
Intangible assets	13,682
Computer software	1,297
Other noncurrent assets (2)	1,641
Accounts payable, accrued and other liabilities	(1,011)
Settlement payables	(3,167)
Deferred income taxes	(2,849)
Long-term debt, subsequently repaid	(1,805)
Other liabilities and noncontrolling interest (3)	(1,922)
Total purchase price	$48,245
(1)Includes $1,693 million of merchant float.
(2)Includes $534 million of other restricted cash.
(3)Includes $542 million of noncurrent tax receivable agreement liability (see Note 9) and $875 million contingent value rights liability (see Note 5).

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

Virtus Acquisition

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"), previously a privately held company that provides high-value managed services and technology to the credit and loan market. FIS acquired a 70% voting and financial interest in Virtus with 30% interest retained by the founders of Virtus ("Founders"). The acquisition was accounted for as a business combination under Topic 805. We recorded a provisional allocation of the $404 million cash purchase price and the $173 million fair value of redeemable noncontrolling interest to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $254 million in customer relationships and $51 million in software assets. We also recorded $244 million in goodwill for the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Our purchase price allocation is provisional as of June 30, 2020, and we expect to finalize as soon as practicable, but no later than one year from the acquisition date.

We recorded the 30% interest retained by the Founders at the acquisition date as redeemable noncontrolling interest, which is reflected outside of stockholders' equity on the consolidated balance sheet, given the agreement between FIS and the Founders that provides FIS with a call option and the Founders with a put option requiring FIS to purchase all of the Founders' retained interest in Virtus at a redemption value determined pursuant to the agreement. The call option and put option are exercisable at any time after two years and three years, respectively, following the acquisition date. Changes in the estimated redemption value are accreted through equity from the acquisition date to the date the call option becomes exercisable, to the extent the estimated redemption value is greater than the initial redeemable noncontrolling interest value recorded, as adjusted for the Founders' share of the cumulative impact of net earnings (loss).

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$603	$1,266	$390	$35	$2,294
All others	209	213	239	7	668
Total	$812	$1,479	$629	$42	$2,962

Type of Revenue:
Recurring revenue:
Transaction processing and services	$792	$1,092	$307	$38	$2,229
Software maintenance	1	87	121	—	209
Other recurring	18	42	26	—	86
Total recurring	811	1,221	454	38	2,524

Software license	—	14	70	—	84
Professional services	—	146	104	1	251
Other non-recurring fees	1	98	1	3	103
Total	$812	$1,479	$629	$42	$2,962

For the six months ended June 30, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,264	$2,509	$794	$74	$4,641
All others	483	432	466	17	1,398
Total	$1,747	$2,941	$1,260	$91	$6,039

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,704	$2,188	$618	$82	$4,592
Software maintenance	1	175	244	1	421
Other recurring	38	86	49	—	173
Total recurring	1,743	2,449	911	83	5,186

Software license	1	33	142	—	176
Professional services	—	288	206	2	496
Other non-recurring fees	3	171	1	6	181
Total	$1,747	$2,941	$1,260	$91	$6,039

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2019 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$97	$1,130	$377	$49	$1,653
All others	—	227	217	15	459
Total	$97	$1,357	$594	$64	$2,112

Type of Revenue:
Recurring revenue:
Transaction processing and services	$89	$987	$273	$56	$1,405
Software maintenance	—	92	119	—	211
Other recurring	—	44	27	—	71
Total recurring	89	1,123	419	56	1,687

Software license	7	20	74	—	101
Professional services	—	152	101	1	254
Other non-recurring fees	1	62	—	7	70
Total	$97	$1,357	$594	$64	$2,112

For the six months ended June 30, 2019 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$147	$2,256	$734	$95	$3,232
All others	—	474	433	30	937
Total	$147	$2,730	$1,167	$125	$4,169

Type of Revenue:
Recurring revenue:
Transaction processing and services	$137	$1,979	$546	$113	$2,775
Software maintenance	1	180	240	—	421
Other recurring	—	88	53	—	141
Total recurring	138	2,247	839	113	3,337

Software license	7	59	132	—	198
Professional services	—	292	196	2	490
Other non-recurring fees	2	132	—	10	144
Total	$147	$2,730	$1,167	$125	$4,169

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $161 million and $188 million during the three months and $444 million and $508 million during the six months ended June 30, 2020 and 2019, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2020, approximately $21 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments’ remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 35% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 20% over the next 13 to 24 months, and the balance thereafter.

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

(5)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company includes restricted cash in the cash and cash equivalents balance reported in the consolidated statements of cash flows. The reconciliation between cash and cash equivalents in the consolidated balance sheets and the consolidated statements of cash flows is as follows (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents on the consolidated balance sheets	$1,183	$1,152
Merchant float restricted cash (in Settlement deposits and merchant float)	1,732	1,519
Other restricted cash (in Other noncurrent assets)	543	540
Total Cash and cash equivalents per the consolidated statements of cash flows	$3,458	$3,211

Property and Equipment, Intangible Assets and Computer Software

The following table shows the Company's consolidated financial statement details as of June 30, 2020, and December 31, 2019 (in millions):

	June 30, 2020			December 31, 2019
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$2,240	$1,353	$887	$2,177	$1,277	$900
Intangible assets	$18,523	$3,934	$14,589	$18,564	$2,766	$15,798
Software	$5,141	$1,849	$3,292	$4,820	$1,616	$3,204
As of June 30, 2020, intangible assets, net of amortization, includes $14,184 million of customer relationships and other amortizable intangible assets, $362 million of finite-lived trademarks, as well as $43 million of non-amortizable indefinite-lived trademarks.  Amortization expense with respect to these intangible assets was $594 million and $158 million for the three months and $1,192 million and $314 million for the six months ended June 30, 2020 and 2019, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill

Changes in goodwill during the three months ended June 30, 2020, are summarized below (in millions). Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 12.

			Capital	Corporate
	Merchant	Banking	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2019	$35,543	$12,225	$4,382	$92	$52,242
Goodwill attributable to acquisitions (1)	(37)	57	245	—	265
Foreign currency adjustments	(525)	(41)	(1)	—	(567)
Balance, June 30, 2020	$34,981	$12,241	$4,626	$92	$51,940

(1)The amount of goodwill attributable to acquisitions, including Worldpay and Virtus, and its allocation to reportable segments, is preliminary and subject to change.

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We concluded as a result of our fourth quarter 2019 step zero annual impairment tests that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Due to the economic impact of the COVID-19 pandemic, we evaluated if events and circumstances as of June 30, 2020, indicated potential impairment. We performed a qualitative assessment by examining factors most likely to affect our valuations and considered the impact to our business from the COVID-19 pandemic. The factors examined involve significant use of management judgment and included, among others, (1) forecasted revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization.

Based on our interim impairment assessment as of June 30, 2020, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts; therefore, goodwill was not impaired. However, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic on our Merchant Solutions business, such as an extended duration of the pandemic and/or government-imposed shutdowns, prolonged economic downturn or recession, or lack of governmental support for recovery, could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.

Visa Europe and Contingent Value Rights

As part of the Worldpay acquisition, the Company acquired certain assets and liabilities related to the June 2016 Worldpay Group plc (Legacy Worldpay) disposal of its ownership interest in Visa Europe to Visa Inc.  As part of the disposal, Legacy Worldpay received consideration from Visa Inc. in the form of cash and convertible Visa Inc. Series B preferred stock ("preferred stock"), the value of which may be reduced by settlement of potential liabilities relating to ongoing interchange-related litigation involving Visa Europe. The preferred stock becomes convertible in stages based on developments in the litigation and becomes fully convertible no later than 2028 (subject to a holdback to cover any pending claims). Also in connection with the disposal, Legacy Worldpay agreed to pay former Legacy Worldpay owners 90% of the net-of-tax proceeds from the disposal, known as contingent value rights ("CVR"), pending the finalization of the proceeds from disposal.

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and related CVR liability. The estimated fair value of the preferred stock and related CVR liability are determined using Level 3-type measurements. Significant inputs into the valuation of the preferred stock include the Visa Inc. Class A common stock price per share and the conversion ratio, which are observable, as well as the expected timing of the preferred stock conversion into Visa Inc. Class A common stock and an estimate of the potential losses that will result from the ongoing litigation involving Visa Europe, which are unobservable. The Company engaged third-party valuation specialists and external counsel to assist management in making the fair value determination for the preferred stock. The fair value of the preferred stock was $579 million and $400 million at June 30, 2020, and December 31, 2019, respectively, recorded in Other noncurrent assets on the consolidated balance sheets.

The fair value of the CVR liability is determined based on 90% of the net-of-tax proceeds from the disposal, including the preferred stock and the cash consideration. The portion of the cash consideration that is payable as part of the CVR liability is

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

segregated pursuant to contractual provisions and reflected as restricted cash in the amount of $543 million and $540 million at June 30, 2020, and December 31, 2019, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $975 million and $838 million at June 30, 2020, and December 31, 2019, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and related CVR liability each reporting period. The net change in fair value was $46 million and $26 million during the three and six months ended June 30, 2020, respectively, recorded in Other income (expense), net on the consolidated statement of earnings.

(6)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of June 30, 2020, and December 31, 2019, consists of the following (in millions):

	June 30, 2020	December 31, 2019
Contract costs on implementations in progress	$165	$138
Contract origination costs on completed implementations, net	443	352
Contract fulfillment costs on completed implementations, net	191	177
Total Deferred contract costs, net	$799	$667

Amortization of deferred contract costs on completed implementations was $55 million and $44 million during the three months and $107 million and $87 million during the six months ended June 30, 2020 and 2019, respectively, and there were no significant impairment losses in relation to the costs capitalized for the periods presented.

(7)       Debt

Long-term debt as of June 30, 2020, and December 31, 2019, consists of the following (in millions):

	June 30, 2020
		Weighted
		Average
	Interest	Interest		June 30,	December 31,
	Rates	Rate	Maturities	2020	2019
Fixed Rate Notes
Senior USD Notes	3.0% - 5.0%	3.8%	2023 - 2048	$4,938	$4,938
Senior Euro Notes	0.1% - 3.0%	1.1%	2021 - 2039	8,702	8,694
Senior GBP Notes	1.7% - 3.4%	2.7%	2022 - 2031	2,280	2,440
Senior Euro Floating Rate Notes		0.1%	2021	561	561
Revolving Credit Facility (1)		1.3%	2023	95	600
Other				75	136
Total long-term debt, including current portion				16,651	17,369
Current portion of long-term debt				(1,777)	(140)
Long-term debt, excluding current portion				$14,874	$17,229

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term borrowings as of June 30, 2020, and December 31, 2019, consists of the following (in millions):

	June 30, 2020
	Weighted
	Average
	Interest		June 30,	December 31,
	Rate	Maturities	2020	2019
Euro-commercial paper notes ("ECP Notes")	0.2%	Up to 183 days	$2,468	$2,523
U.S. commercial paper notes ("USCP Notes")	0.4%	Up to 397 days	650	200
Other			99	100
Total Short-term borrowings			$3,217	$2,823

As of June 30, 2020, the weighted-average interest rate of the Company's outstanding debt was 1.7%, including the impact of interest rate swaps (see Note 8).

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swap discussed below and net unamortized non-cash bond premiums and discounts of $27 million, as of June 30, 2020 (in millions):

Total
2020 remaining period	$67
2021	1,744
2022	1,527
2023	2,221
2024	967
Thereafter	10,252
Total principal payments	16,778
Debt issuance costs, net of accumulated amortization	(100)
Total long-term debt	$16,678

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at its scheduled maturity date, which occurs at September 21, 2023.

Revolving Credit Facility

As of June 30, 2020, the borrowing capacity remaining under the Revolving Credit Facility was $2,284 million (net of $3,118 million of capacity backstopping our commercial paper notes and $3 million in outstanding letters of credit issued under the Revolving Credit Facility).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,161 million and $900 million higher than the carrying value, excluding the fair value of the interest rate swap and unamortized discounts, at June 30, 2020, and December 31, 2019, respectively.

(8)       Financial Instruments

Fair Value Hedge

The Company holds an interest rate swap with a €500 million notional value converting the interest rate exposure on the Company's Senior Euro Notes due 2024 from fixed to variable. This swap is designated as a fair value hedge for accounting purposes with an asset fair value of $14 million and $10 million at June 30, 2020, and December 31, 2019, respectively, reflected as an increase in the hedged debt balance (see Note 7).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss), net of tax, for the change in fair value as Foreign currency translation adjustments, within Other comprehensive earnings (loss), net of tax on the consolidated statements of comprehensive earnings of $(201) million and $6 million, during the three months and $334 million and $13 million, during the six months ended June 30, 2020 and 2019, respectively. No ineffectiveness was recorded on the net investment hedges.

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of June 30, 2020, an aggregate €10,460 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to the Senior Euro Floating Rate Notes, Senior Euro Notes with maturities ranging from 2021 to 2039 and ECP Notes, and an aggregate £1,850 million was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2022 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of June 30, 2020, an aggregate notional amount of €2,006 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations, and an aggregate notional amount of £556 million was designated as a net investment hedge of the Company's Pound Sterling-denominated operations. The fair value of the cross-currency interest rate swaps was a net $71 million asset and $167 million liability at June 30, 2020, and December 31, 2019, respectively.

(9)    Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company ("Reliance"), the Company's subsidiary, is named as a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan (the "Plan") for one of its customers. On behalf of the Plan participants, plaintiffs in the action, which was filed in 2015, seek damages and attorneys' fees, as well as equitable relief, against Reliance and the Plan’s sponsor and record-keeper for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974. Reliance is vigorously defending the action and believes it has meritorious defenses. Reliance contends that no breaches of fiduciary duty or prohibited transactions occurred and that Plan participants suffered no damages. A non-jury trial of the case was conducted in March 2020. At trial, Plaintiffs sought damages of approximately $127 million against all defendants. A decision in the case is expected in the second half of 2020. While we are unable at this time to estimate more precisely the potential loss or range of loss because of unresolved questions of fact and law, we believe that the ultimate resolution of the matter will not have a material impact on our financial condition. Because we do not believe a liability for this action is probable, we have not recorded a liability for it.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 14 claims against Servicos asserting potential tax liabilities of approximately $11 million. There are potentially 24 additional claims against Transpev/Prosegur for which Servicos is named

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $35 million making the total potential exposure for all 38 claims approximately $47 million. We do not believe a liability for these 38 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

Obligations recorded in our consolidated financial statements pursuant to the TRA are based on estimates of future deductions and future tax rates and, in the case of the obligations subject to the Amendment, reflect management's expectation that the options will be exercised. In January 2020, the Company exercised its first call option pursuant to the Amendment, which results in fixed cash payments to Fifth Third of $42 million. The timing and/or amount of aggregate payments due under the TRA may vary based on a number of factors, including the exercise of options, the amount and timing of taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryforwards and amortizable basis. Each reporting period, the Company evaluates the assumptions underlying the TRA obligations.

The consolidated balance sheet as of June 30, 2020, includes a total liability of $553 million relating to the TRA. The following table summarizes our estimated payment obligation timing under the TRA as of June 30, 2020 (in millions):

		Payments Due in
Type of Obligation	Total	2020 Remaining Period	1-3 Years	3-5 Years	More than 5 Years
Obligations under TRA	$553	$21	$267	$252	$13

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. As a result of the economic impact of the COVID-19 pandemic, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for losses or range of losses cannot be made.

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

(10)    Related-Party Transactions

The Company holds a noncontrolling ownership stake in Cardinal Holdings ("Cardinal"), which operates the Capco consulting business. FIS' ownership stake in Cardinal at June 30, 2020, and December 31, 2019, was 37%. The ownership stake in Cardinal is recorded as an equity method investment included within Other noncurrent assets on the consolidated balance sheets. The carrying value of this equity method investment at June 30, 2020, and December 31, 2019, was $135 million and $142 million, respectively. FIS provides ongoing management consulting services and other services to Cardinal. Amounts transacted through these agreements were not significant to the 2020 and 2019 periods presented.

(11)     Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2020 and 2019, were computed using the treasury stock method.

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three and six months ended June 30, 2020 and 2019 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net earnings attributable to FIS common stockholders	$19	$154	$35	$302
Weighted average shares outstanding — basic	618	324	617	323
Plus: Common stock equivalent shares	7	3	8	4
Weighted average shares outstanding — diluted	625	327	625	327
Net earnings per share-basic attributable to FIS common stockholders	$0.03	$0.48	$0.06	$0.93
Net earnings per share-diluted attributable to FIS common stockholders	$0.03	$0.47	$0.06	$0.92

Options to purchase approximately 2 million and 1 million shares of our common stock for the three months and approximately 2 million and 1 million shares for the six months ended June 30, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

On July 20, 2017, our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization. Approximately $2.3 billion of plan capacity remained available for repurchases as of June 30, 2020. Management temporarily suspended share repurchases as a result of the Worldpay transaction to accelerate debt repayment.

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

Merchant Solutions ("Merchant")

The Merchant segment is focused on serving merchants of all sizes globally, enabling them to accept electronic payments, including credit, debit and prepaid payments originated at a physical point of sale, as well as contactless card, mobile wallet, and card-not present payments in eCommerce and mobile environments. Merchant services include all aspects of payment processing, including authorization and settlement, customer service, chargeback and retrieval processing, reporting for

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

electronic payment transactions and network fee and interchange management. Merchant also includes value-added services, such as security and fraud prevention solutions, advanced data analytics and information management solutions, foreign currency management and numerous funding options. Merchant serves clients in over 140 countries. Our Merchant clients are highly-diversified, including non-discretionary everyday spend categories, such as grocery and pharmacy, and include national retailers as well as global enterprises and small- to medium-sized businesses. The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with a growing and diverse client base.

Banking Solutions ("Banking")

The Banking segment is focused on serving all sizes of financial institutions for core processing and ancillary applications solutions; digital solutions; fraud, risk management and compliance solutions; electronic funds transfer and network services solutions; payment solutions; wealth and retirement solutions; item processing and output services solutions and services capitalizing on the continuing trend to outsource these solutions. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. Banking serves clients in more than 130 countries.  Our applications include core processing software, which clients use to maintain the primary records of their customer accounts, and complementary applications and services that interact directly with the core processing applications. We provide our clients integrated solutions characterized by multi-year processing contracts that generate highly recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients with a broad array of buy- and sell-side solutions.  Clients in this segment operate in more than 100 countries and include asset managers, buy- and sell-side securities brokerage and trading firms, insurers, private equity firms, and other commercial organizations.  Our buy- and sell-side solutions include a variety of mission-critical applications for recordkeeping, data and analytics, trading, financing and risk management. Capital Markets clients purchase our solutions and services in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms; advanced technologies, such as cloud delivery, open APIs, machine learning and artificial intelligence; and regulatory technology to support our Capital Markets clients.

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

The Company recorded acquisition and integration costs primarily related to the Worldpay acquisition, as well as certain other costs associated with data center consolidation activities totaling $22 million and $17 million for the three months ended and $40 million and $25 million for the six months ended June 30, 2020 and 2019, respectively.

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

For the three months ended June 30, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$812	$1,479	$629	$42	$2,962
Operating expenses	(546)	(998)	(410)	(962)	(2,916)
Depreciation and amortization (including purchase accounting amortization)	65	127	68	655	915
EBITDA	331	608	287	(265)	961
Acquisition, integration and other costs	—	—	—	196	196
Adjusted EBITDA	$331	$608	$287	$(69)	$1,157

EBITDA					$961
Interest expense, net					(88)
Depreciation and amortization					(237)
Purchase accounting amortization					(678)
Other income (expense) unallocated					67
(Provision) benefit for income taxes					(4)
Net earnings attributable to noncontrolling interest					(2)
Net earnings attributable to FIS common stockholders					$19
Capital expenditures	$74	$117	$45	$25	$261
For the three months ended June 30, 2019 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$97	$1,357	$594	$64	$2,112
Operating expenses	(77)	(927)	(377)	(340)	(1,721)
Depreciation and amortization (including purchase accounting amortization)	2	123	53	190	368
EBITDA	22	553	270	(86)	759
Acquisition, integration and other costs	—	—	—	35	35
Adjusted EBITDA	$22	$553	$270	$(51)	$794

EBITDA					$759
Interest expense, net					(72)
Depreciation and amortization					(193)
Purchase accounting amortization					(175)
Other income (expense) unallocated					(124)
(Provision) benefit for income taxes					(40)
Net earnings attributable to noncontrolling interest					(1)
Net earnings attributable to FIS common stockholders					$154
Capital expenditures (1)	$1	$87	$49	$4	$141
(1)Capital expenditures for the three months ended June 30, 2019, include $1 million in other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,747	$2,941	$1,260	$91	$6,039
Operating expenses	(1,143)	(1,978)	(825)	(1,939)	(5,885)
Depreciation and amortization (including purchase accounting amortization)	150	259	132	1,289	1,830
EBITDA	754	1,222	567	(559)	1,984
Acquisition, integration and other costs	—	—	—	420	420
Adjusted EBITDA	$754	$1,222	$567	$(139)	$2,404

EBITDA					$1,984
Interest expense					(167)
Depreciation and amortization					(468)
Purchase accounting amortization					(1,362)
Other income (expense) unallocated					26
(Provision) benefit for income taxes					27
Net earnings attributable to noncontrolling interest					(5)
Net earnings attributable to FIS common stockholders					$35
Capital expenditures	$180	$254	$104	$29	$567

For the six months ended June 30, 2019 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$147	$2,730	$1,167	$125	$4,169
Operating expenses	(120)	(1,867)	(761)	(715)	(3,463)
Depreciation and amortization (including purchase accounting amortization)	5	248	104	379	736
EBITDA	32	1,111	510	(211)	1,442
Acquisition, integration and other costs	—	—	—	81	81
Adjusted EBITDA	$32	$1,111	$510	$(130)	$1,523

EBITDA					$1,442
Interest expense, net					(147)
Depreciation and amortization					(388)
Purchase accounting amortization					(348)
Other income (expense) unallocated					(183)
(Provision) benefit for income taxes					(72)
Net earnings attributable to noncontrolling interest					(2)
Net earnings attributable to FIS common stockholders					$302
Capital expenditures (1)	$3	$202	$108	$7	$320

(1)Capital expenditures for the six months ended June 30, 2019, include $35 million in other financing obligations for certain hardware and software.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless stated otherwise or the context otherwise requires, all references to “FIS,” “we,” the “Company” or the “registrant” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1. Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance of the Company, projected revenue or expense synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases, the Company’s sales pipeline and anticipated profitability and growth, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, are forward-looking statements. In many cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. Any statements that refer to beliefs, expectations, projections or other characterizations of future events or circumstances and other statements that are not historical facts are forward-looking statements.

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:

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
•the risk of losses in the event of defaults by merchants (or other parties) to which we extend credit in our card settlement operations or in respect of any chargeback liability, either of which could adversely impact liquidity;
•changes in general economic, business and political conditions, including those resulting from COVID-19 or other pandemics, intensified international hostilities, acts of terrorism, changes in either or both the U.S. and international lending, capital and financial markets and currency fluctuations;
•the risk that the Worldpay transaction will not provide the expected benefits or that we will not be able to achieve the cost or revenue synergies anticipated;
•the risk that the integration of FIS and Worldpay will be more difficult, time-consuming or expensive than anticipated;
•the risk that other acquired businesses will not be integrated successfully or that the integration will be more costly or more time-consuming and complex than anticipated;
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
•the risk that implementation of software, including software updates, for customers or at customer locations or employee error in monitoring our software and platforms may result in the corruption or loss of data or customer information, interruption of business operations, outages, exposure to liability claims or loss of customers;
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
•fraud by merchants or bad actors; and
•other risks detailed in the Risk Factors and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

We have grown organically as well as through acquisitions which have contributed critical solutions and services that complement or enhance our existing offerings, diversifying our revenue by customer, geography and service offering. FIS evaluates possible acquisitions that might contribute to our growth or performance on an ongoing basis. We also develop new solutions which enhance our client offerings. Through our acquisition of Worldpay on July 31, 2019, FIS is now a global leader in financial technology solutions and services for merchants, as well as for banks and capital markets. See Note 3 to the consolidated financial statements for additional discussion of the Worldpay acquisition.

FIS reports its financial performance based on the following segments: Merchant Solutions ("Merchant"), Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. As FIS continues to execute on its integration workflows and optimize its portfolio of assets, it reclassified certain non-strategic businesses from Merchant and Banking into Corporate and Other in the quarter ended March 31, 2020, and recast all prior-period segment information presented. A description of our segments is included in Note 12 to the consolidated financial statements. Revenue by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

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

COVID-19 continued to impact our financial results in the second quarter of 2020. In certain locations, where government lockdowns and shelter-in-place orders have been loosened, consumer spending impacting our Merchant payments volume and transaction revenue has partially recovered, while certain verticals like travel, entertainment and hospitality continue to be significantly impacted. The Company's revenue continues to be impacted by payment processing volumes within our Merchant

Solutions segment and, to a lesser extent, transaction volumes within our Banking Solutions segment, but both have started to improve in the second quarter of 2020.

We may experience a slowdown in customer decision-making on sales and implementation of our solutions, as well as on software licenses and professional services. These changes in spending appear likely to adversely affect our business, results of operations and financial condition in the third quarter of 2020 and possibly beyond, although the magnitude and duration of their ultimate effect is not possible to predict. We have seen some delay in implementations due largely to client caution but have not had significant impacts to date. We have continued to prioritize investments in products that help address the needs of our clients in order to increase the Company's potential to resume strong revenue growth following the pandemic.

In response to COVID-19, we are continuing to take several actions to manage discretionary expenses, including prohibiting most travel and decreasing third-party spending as well as accelerating automation and functional alignment across the organization.

Our extension of higher-than-usual levels of credit to our merchant clients as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips and events, lessened as the second quarter progressed and government lockdown orders were relaxed or moderated. We are exposed to losses if our merchant customers are unable to repay the credit we have extended or to fund their liability for chargebacks due to closure, insolvency, bankruptcy or other reasons. This increase in extended credit or potential liability for chargebacks did not have a material impact on our liquidity or results of operations for the three- and six month periods ended June 30, 2020, although certain of our merchant clients have ceased doing business, at least for a period of time, and we continue to monitor their impact on our liquidity, results of operations and financial condition.

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

Over the last four years, we have moved approximately 70% of our server compute, primarily in North America, to our FIS cloud located in our strategic data centers, and our goal is to increase that percentage to 73% by the end of 2020 and approximately 80% by the end of 2021. This allows us to further enhance security for our clients' data and increases the flexibility and speed with which we can provide services and solutions to our clients, eventually at lesser cost. Concurrently, we have continued to consolidate our data centers, closing seven additional data centers in 2019. Our consolidation has generated a savings for the Company as of the end of the first half of 2020 of approximately $220 million in run-rate annual expense reduction since the program's inception in mid-2016. We plan to close and consolidate approximately 10 more data centers by the end of 2021, which should result in additional run-rate annual expense reduction of approximately $30 million.

We continue to invest in modernization, innovation and integrated solutions and services to meet the demands of the markets we serve and compete with global banks, financial and other technology providers, and emerging technology innovators. We invest both organically and through investment opportunities in companies building complementary technologies in the financial services space. Our internal efforts in research and development activities have related primarily to the modernization of our proprietary core systems in each of our segments, design and development of next generation digital and innovative solutions and development of processing systems and related software applications and risk management platforms. We have increased our investments in these areas in each of the last three years. Our innovation efforts have recently resulted in bringing to market our Modern Banking Platform that is among the first cloud-native core banking solutions. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities of our outsourcing infrastructure.

We have continued to innovate to help our clients through the COVID-19 pandemic. In particular, we have leveraged our Real Time Lending service to help banking clients process loans under the CARES Act and are assisting a number of U.S. states to enable online purchasing of food for Supplemental Nutrition Assistance Program ("SNAP") benefit recipients under a pilot program run by the U.S. Department of Agriculture ("USDA"). While this does not materially impact our revenue, these steps show the ability to leverage our technology and solutions during the pandemic. We have also helped our clients and communities through this period by providing virtual terminals, waiving certain fees for small merchants, contributing masks and supplies to the communities in which we do business, and donating prepaid cards to military families and children in need.

FIS continues to carefully monitor the effects of the ongoing COVID-19 pandemic as conditions continue to evolve. Since the beginning of the pandemic, the Company has taken several actions to protect its employees while maintaining business continuity, including implementing its comprehensive Pandemic Plan. The Pandemic Plan includes site-specific plans as well as travel restrictions, medical response protocols, work-from-home strategies and enhanced cleaning within our locations. As a critical infrastructure provider for the global economy, FIS continues to operate around the world to serve our clients.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. Where government lockdowns have prohibited or slowed down certain functions at specific locations, FIS has outfitted employees to provide certain of such services from home or transferred such work to other locations. Nearly 95% of our employees remain in a work-from-home status and have been effectively outfitted to continue to provide all necessary services to our clients. We will continue this work-from-home status in most locations this year, as the safety of our employees is a top priority. Additionally, for its employees, the Company has expanded sick leave for employees affected by COVID-19, expanded telemedicine internationally, provided special pay for certain employees involved in critical infrastructure who could not work from home, and expanded its FIS Cares program to benefit employees in need around the world.

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

As a result of the Worldpay acquisition completed on July 31, 2019, FIS is now a global leader in the merchant solutions industry, with differentiated solutions throughout the payments market, including capabilities in global eCommerce, U.S. integrated payments, and enterprise payments and data security solutions in business-to-business ("B2B") payments. These solutions bring together advanced payments technologies at each stage of the transaction life cycle. The Worldpay acquisition broadened our solution portfolio, enabling us to significantly expand our merchant acquiring solutions, including our capabilities in the growing eCommerce and integrated payments segments of the market, which are in demand among our merchant clients as they look for ways to integrate technology into their business models. The combination also favorably impacts our business mix with a greater concentration in higher growth and higher margin services. The Worldpay acquisition significantly increased our revenue as well as our amortization expense for acquired intangibles and our acquisition, integration and other costs. However, due to the COVID-19 pandemic, our merchant processing revenue has been adversely impacted, particularly in the areas of airlines, hospitality, restaurants and retail, and we expect revenue will continue to be adversely impacted until the economic effects and government, company, and public travel restrictions due to the pandemic subside.

Following the Worldpay acquisition, we are focused on completing post-merger integration to achieve potential incremental revenue opportunities and expense efficiencies created by the combination of the two companies. We have a history of successfully integrating the operations and technology platforms of acquired companies, including winding down legacy environments and consolidating platforms from other acquisitions into our environment. Based on prior integration experience, we developed integration plans to achieve the potential benefits created by the Worldpay acquisition. As of the end of the first half of 2020, our achievement of revenue and expense synergies is ahead of our previously announced targets.

We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. The payment processing industry is adopting new technologies, developing new products and services, evolving new business models and being affected by new market entrants and by an evolving regulatory environment. As merchants and financial institutions respond to these changes by seeking services to help them enhance their own offerings to consumers, including the ability to accept card-not-present ("CNP") payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point of sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients' evolving needs. To facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers. The COVID-19 pandemic appears to be accelerating digitization of payment services by requiring, in many cases, businesses and consumers to transact through digital channels.

We believe that these market changes present both an opportunity and a risk for us, and we cannot predict which emerging technologies or solutions will be successful. However, FIS believes that payment processors, like FIS, that have scalable, integrated business models, provide solutions across the payment processing value chain and utilize broad distribution capabilities will be best positioned to enable emerging alternative electronic payment technologies. Further, FIS believes that its depth of capabilities and breadth of distribution will enhance its position as emerging payment technologies are adopted by merchants and other businesses. FIS' ability to partner with non-financial institution enterprises, such as mobile payment providers and internet, retail and social media companies, could create attractive growth opportunities as these new entrants seek to become more active participants in the development of alternative electronic payment technologies and to facilitate the convergence of retail, online, mobile and social commerce applications.

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

Transactions with Related Parties

See Note 10 to the consolidated financial statements for a detailed description of transactions with related parties.

Consolidated Results of Operations (Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$2,962	$2,112	$6,039	$4,169
Cost of revenue	2,046	1,404	4,134	2,785
Gross profit	916	708	1,905	1,384
Selling, general and administrative expenses	870	317	1,751	678
Operating income	46	391	154	706
Other income (expense):
Interest expense, net	(88)	(72)	(167)	(147)
Other income (expense), net	74	(120)	34	(172)
Total other income (expense), net	(14)	(192)	(133)	(319)
Earnings before income taxes and equity method investment earnings (loss)	32	199	21	387
Provision (benefit) for income taxes	4	40	(27)	72
Equity method investment earnings (loss)	(7)	(4)	(8)	(11)
Net earnings	21	155	40	304
Net (earnings) loss attributable to noncontrolling interest	(2)	(1)	(5)	(2)
Net earnings attributable to FIS common stockholders	$19	$154	$35	$302

Net earnings per share — basic attributable to FIS common stockholders	$0.03	$0.48	$0.06	$0.93
Weighted average shares outstanding — basic	618	324	617	323
Net earnings per share — diluted attributable to FIS common stockholders	$0.03	$0.47	$0.06	$0.92
Weighted average shares outstanding — diluted	625	327	625	327

Comparisons of three-month and six-month periods ended June 30, 2020 and 2019

Revenue

Revenue increased $850 million, or 40%, for the three-month period ended June 30, 2020 as compared to 2019 primarily due to incremental revenue from the Worldpay acquisition. Revenue also increased due to Paycheck Protection Program ("PPP") loan volumes and increased card production volumes in Banking Solutions and growth in Capital Markets driven by increased managed services and the purchase of the majority interest in Virtus Partners. Revenue was adversely impacted by declines in payment processing volumes due to the COVID-19 pandemic in Merchant Solutions and Banking Solutions. Revenue was also negatively affected by an unfavorable foreign currency impact of $24 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real and British Pound Sterling.

Revenue increased $1,870 million, or 45%, for the six-month period ended June 30, 2020 as compared to 2019 primarily due to incremental revenue from the Worldpay acquisition. Revenue also increased due to PPP loan volumes, increased card production volumes, and increased demand for digital banking offerings in Banking Solutions and growth in Capital Markets driven by increased managed services, trading volumes, higher execution on license renewals and the purchase of the majority interest in Virtus Partners. Revenue was adversely impacted by declines in payment processing volumes due to the COVID-19 pandemic in Merchant Solutions and Banking Solutions. Revenue was also negatively affected by an unfavorable foreign currency impact of $40 million primarily driven by a stronger U.S. Dollar versus the Brazilian Real and British Pound Sterling.

See Segment Results of Operations (Unaudited) below for more detailed explanation.

Cost of Revenue and Gross Profit

Cost of revenue totaled $2,046 million and $1,404 million for the three-month periods and $4,134 million and $2,785 million for the six-month periods ended June 30, 2020 and 2019, respectively. Gross profit totaled $916 million and $708 million for the three-month periods and $1,905 million and $1,384 million for the six-month periods ended June 30, 2020 and 2019, respectively. Gross profit as a percentage of revenue ("gross margin") was 31% and 34% for the three-month periods and 32% and 33% for the six-month periods ended June 30, 2020 and 2019, respectively. The increase in gross profit for 2020 as compared to 2019 primarily resulted from the revenue variances noted above. The decrease in gross margin during the 2020 periods as compared to 2019 primarily resulted from higher acquired intangible asset amortization expense, partially offset by higher margin revenue from the Worldpay acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $553 million, or 174%, for the three-month period and $1,073 million, or 158%, for the six-month period ended June 30, 2020 as compared to 2019 primarily due to incremental Worldpay corporate and infrastructure expenses and higher acquisition, integration and other costs. These expenses were partially offset by lower discretionary spending during the COVID-19 pandemic.

Operating Income

Operating income decreased $345 million, or 88%, for the three-month period and $552 million, or 78%, for the six-month period ended June 30, 2020 as compared to 2019, respectively. Operating income as a percentage of revenue ("operating margin") was 2% and 19% for the three-month periods and 3% and 17% for the six-month periods ended June 30, 2020 and 2019, respectively. The changes in operating income for the three-month and six-month periods of 2020 as compared to 2019, and the change in operating margin during the 2020 periods as compared to 2019, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

The increase of $16 million and $20 million in interest expense, net for the three- and six-month periods ended June 30, 2020 as compared to 2019, respectively, is primarily due to higher outstanding debt due to the Worldpay acquisition, mostly offset by a lower weighted-average interest rate on the outstanding debt.

Other income (expense), net increased $194 million to $74 million income for the three-month period ended June 30, 2020, as compared to $(120) million expense for the three-month period ended June 30, 2019. Other income (expense), net increased $206 million to $34 million income for the six-month period ended June 30, 2020, as compared to $(172) million expense for the six-month period ended June 30, 2019. Other income (expense), net for the three- and six-month periods ended June 30, 2020, primarily includes foreign currency transaction remeasurement gains and losses and the fair value adjustment on convertible Visa Inc. Series B preferred stock and related contingent value rights liability acquired from Worldpay. Other income (expense), net for the three- and six-month periods ended June 30, 2019, primarily includes acquisition financing costs and the non-cash foreign currency impact of non-hedged Euro- and Pound Sterling-denominated notes issued during the three months ended June 30, 2019 related to the Worldpay acquisition.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes totaled $4 million and $40 million for the three-month periods and $(27) million and $72 million for the six-month periods ended June 30, 2020 and 2019, respectively, resulting in effective tax rates of 13% and 20% for the three-month periods and (129)% and 19% for the six-month periods ended June 30, 2020 and 2019, respectively.

Equity Method Investment Earnings (Loss)

FIS holds a 37% ownership stake in Cardinal, as further described in Note 10 to the consolidated financial statements. As a result, we recorded equity method investment losses of $7 million and $4 million for the three-month periods and $8 million and $11 million for the six-month periods ended June 30, 2020 and 2019, respectively.

Net (Earnings) Loss Attributable to Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest includes Virtus operations subsequent to acquisition in January 2020 and totaled $(2) million and $(1) million for the three-month periods and $(5) million and $(2) million for the six-month periods ended June 30, 2020 and 2019, respectively.

Net Earnings Attributable to FIS Common Stockholders

Net earnings attributable to FIS common stockholders totaled $19 million and $154 million resulting in earnings per diluted share of $0.03 and $0.47 for the three-month periods ended June 30, 2020 and 2019, respectively and $35 million and $302 million resulting in earnings per diluted share of $0.06 and $0.92 for the six-month periods ended June 30, 2020 and 2019, respectively. These results reflect the variances described above.

Segment Results of Operations (Unaudited)

Adjusted EBITDA is defined as EBITDA (defined as net earnings (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization) plus certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The non-operating items affecting the segment profit measure generally include acquisition accounting adjustments and acquisition, integration and certain other costs. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 12 to the consolidated financial statements included in Part I of this report.

As the Company continues to execute on its integration workflows and optimize its portfolio of assets, the Company reclassified certain non-strategic businesses from Merchant and Banking into Corporate and Other in the quarter ended March 31, 2020, and recast all prior-period segment information presented. These operations represented less than 2% of second quarter and year-to-date 2020 revenue. A description of these segments is included in Note 12 to the consolidated financial statements. Revenue by segment and the adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Merchant Solutions

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenue	$812	$97	$1,747	$147
Adjusted EBITDA	$331	$22	$754	$32

Three months ended June 30:

Revenue increased $715 million due to incremental revenue from the Worldpay acquisition totaling $769 million. This was partially offset by an unfavorable foreign currency impact of $5 million driven by a stronger U.S. Dollar versus the British Pound Sterling. Revenue was also adversely impacted by declines in payment processing volumes due to the COVID-19 pandemic.

Adjusted EBITDA increased $309 million, and adjusted EBITDA margin increased to 40.8%, primarily resulting from higher margin revenue from the Worldpay acquisition.

Six months ended June 30:

Revenue increased $1,600 million due to incremental revenue from the Worldpay acquisition totaling $1,659 million. This was partially offset by an unfavorable foreign currency impact of $9 million driven by a stronger U.S. Dollar versus the British Pound Sterling. Revenue was also adversely impacted by declines in payment processing volumes due to the COVID-19 pandemic.

Adjusted EBITDA increased $722 million, and adjusted EBITDA margin increased to 43.2%, primarily resulting from higher margin revenue from the Worldpay acquisition.

Banking Solutions

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenue	$1,479	$1,357	$2,941	$2,730
Adjusted EBITDA	$608	$553	$1,222	$1,111

Three months ended June 30:

Revenue increased $122 million, or 9.0%, due to incremental revenue from the Worldpay acquisition contributing 6.8% and other items contributing an aggregate of 3.3%. Revenue was adversely impacted by lower issuer processing, debit network and transaction volumes due to the COVID-19 pandemic; however, it was positively impacted by increased PPP loan volumes, as well as increased card production volumes. Banking Solutions had an unfavorable foreign currency impact to growth contributing (1.1%), or approximately $15 million, primarily driven by a stronger U.S. Dollar versus the Brazilian Real.

Adjusted EBITDA increased $55 million, or 9.9%, and adjusted EBITDA margin increased 30 basis points to 41.1%, primarily due to the addition of higher margin revenue from the Worldpay acquisition.

Six months ended June 30:

Revenue increased $211 million, or 7.7%, due to incremental revenue from the Worldpay acquisition contributing 6.8% and other items contributing an aggregate of 3.4%. Revenue was adversely impacted by lower issuer processing, debit network and transaction volumes due to COVID-19 pandemic; however, it was positively impacted by increased PPP loan volumes, increased card production volumes, and increased demand for digital banking offerings. These items were partially offset by (1) a decrease in non-recurring revenue from Latin America payments contributing (1.1%); (2) a decrease in termination fees contributing (0.5%); and (3) an unfavorable foreign currency impact to growth contributing (0.9%), or approximately $25 million, primarily driven by a stronger U.S. Dollar versus the Brazilian Real.

Adjusted EBITDA increased $111 million, or 10.0%, and adjusted EBITDA margin increased 90 basis points to 41.6%, primarily due to the addition of higher margin revenue from the Worldpay acquisition.

Capital Market Solutions

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenue	$629	$594	$1,260	$1,167
Adjusted EBITDA	$287	$270	$567	$510

Three months ended June 30:

Revenue increased $35 million, or 5.9%, primarily due to the purchase of a majority interest in Virtus Partners contributing 3.3% and other items contributing an aggregate of 3.2% mainly driven by strong managed services growth across products. Capital Markets had an unfavorable foreign currency impact to growth contributing (0.6%), or approximately $4 million, primarily driven by a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased $17 million, or 6.3%, due to the revenue impacts mentioned above. Adjusted EBITDA margin increased 10 basis points to 45.6% due to ongoing cost initiatives and discretionary expense management.

Six months ended June 30:

Revenue increased $93 million, or 8.0%, primarily due to (1) the purchase of a majority interest in Virtus Partners contributing 3.5%; (2) strong managed services growth and trading volumes contributing 3.2%; and (3) other items contributing an aggregate of 1.8% due to execution on new and renewal license transactions and increased professional services. Capital Markets had an unfavorable foreign currency impact to growth contributing (0.5%), or approximately $6 million, primarily driven by a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased $57 million, or 11.2%, due to the revenue impacts mentioned above. Adjusted EBITDA margin increased 130 basis points to 45.0% due to ongoing expense initiatives and discretionary expense management.

Corporate and Other

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenue	$42	$64	$91	$125
Adjusted EBITDA	$(69)	$(51)	$(139)	$(130)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended June 30:

Revenue decreased $22 million, or 34.4%, due to client loss in non-strategic businesses.

Adjusted EBITDA decreased $18 million, or 35.3%, primarily due to compensation adjustments made in the quarter and EBITDA decline in non-strategic businesses, partially offset by lower discretionary spending during the COVID-19 pandemic.

Six months ended June 30:

Revenue decreased $34 million, or 27.2%, due to client loss in non-strategic businesses.

Adjusted EBITDA decreased $9 million, or 6.9%, primarily due to incremental Worldpay corporate and infrastructure expenses offset by a decrease in compensation expense and lower discretionary spending during the COVID-19 pandemic.

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

As of June 30, 2020, the Company had $3,467 million of available liquidity, including $1,183 million of cash and cash equivalents and $2,284 million of capacity available under its Revolving Credit Facility. Debt outstanding totaled $19.9 billion with an effective weighted average interest rate of 1.7%. Second quarter net cash provided by operating activities was $1,231 million.

The Company's liquidity improved in the second quarter as reduced government lockdowns and shelter-in-place orders allowed for an increase in consumer spending, positively affecting our transaction volumes. Additionally, the volume of consumer refunds significantly declined, thereby reducing the higher-than-usual levels of credit that were extended at the onset of the pandemic to our merchant clients as part of the funds settlement process. Our liquidity could still be impacted if economic conditions deteriorate or as a result of governmental measures that might be imposed in response to the COVID-19 pandemic.

The Company remains committed to reducing its leverage incurred in the Worldpay acquisition while ensuring ample liquidity and continues to expect to reach its target leverage in 2021.

We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. The Company paid dividends of $217 million during the quarter. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.35 per common share is payable on September 25, 2020, to shareholders of record as of the close of business on September 11, 2020.

On July 20, 2017, our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization. Approximately $2.3 billion of plan capacity remained available for repurchases as of June 30, 2020. Management temporarily suspended share repurchases as a result of the Worldpay transaction to accelerate debt repayment.

Cash Flows from Operations

Cash flows from operations were $1,613 million and $820 million for the six-month periods ended June 30, 2020 and 2019, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $793 million higher in the 2020 period primarily due to increased cash flow due to the Worldpay acquisition, partially offset by lower net earnings from the COVID-19 pandemic and Worldpay integration-related expenses.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $567 million and $285 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the six-month periods ended June 30, 2020 and 2019, respectively. In 2020, we expect to continue investing in property and equipment, purchased software and internally developed software to support our core business initiatives.

We used $469 million of cash (net of cash acquired) during the six months ended June 30, 2020, primarily for the Virtus acquisition. See Note 3 to the consolidated financial statements.

Financing

For more information regarding the Company's debt and financing activity see Note 7 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations during the first half of 2020 in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 7 to the consolidated financial statements.
Off-Balance Sheet Arrangements
FIS does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements
Recently Adopted Accounting Guidance

In August 2018, the FASB issued ASU No. 2018-15 ("ASU 2018-15"), Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies that implementation costs incurred by customers in cloud computing arrangements should be deferred and recognized over the term of the arrangement if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. FIS adopted ASU 2018-05 on January 1, 2020, using the prospective approach. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

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
Our fixed rate senior notes (as included in Note 7 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of June 30, 2020. The carrying value, excluding the fair value of the interest rate swap described below and unamortized discounts, of our senior notes was $16.5 billion as of June 30, 2020. The fair value of our senior notes was approximately $17.6 billion as of June 30, 2020. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility, Senior Euro Floating Rate Notes (as included in Note 7 to the consolidated financial statements) and an interest rate swap on our fixed-rate long-term debt. At June 30, 2020, our weighted-average cost of debt was 1.7% with a weighted-average maturity of 5.5 years; 78% of our debt was fixed rate and the remaining 22% of our debt was variable rate. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $44 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our variable-rate debt as of June 30, 2020. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of variable-rate debt outstanding as of June 30, 2019, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $27 million.

As of June 30, 2020, the following interest rate swap converting the interest rate exposure on our Senior Euro Notes due July 2024 from fixed to variable is outstanding (in millions):

			Bank pays	FIS pays
Effective Date	Maturity Date	Notional	fixed rate of	variable rate of
December 21, 2018	July 15, 2024	€500	1.100%	3-month Euribor + 0.878% (1)
(1) 0.658% in effect as of June 30, 2020.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $535 million and $317 million during the three months and $1,128 million and $626 million during the six months ended June 30, 2020 and 2019, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real and Indian Rupee. A 10% move in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2020	2019	2020	2019
Pound Sterling	$29	$9	$64	$17
Euro	8	7	17	14
Real	3	4	6	8
Rupee	2	3	5	6
Total increase or decrease	$42	$23	$92	$45

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Revenue included $24 million and $40 million of unfavorable foreign currency impact during the three and six months ended June 30, 2020, resulting from changes in the U.S. Dollar during the 2020 periods as compared to 2019. Net earnings attributable to FIS common stockholders included $7 million and $8 million of favorable foreign currency impact during the three and six months ended June 30, 2020, resulting from changes in the U.S. Dollar during the 2020 period as compared to 2019.

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

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home while shelter-in-place or other lockdown orders are in effect. We leveraged our established business continuity plans as well as implemented a comprehensive Pandemic Plan in order to mitigate potential impacts to our control environment. Existing technology and procedures allow for the remote operation of controls.

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for a detailed discussion of risk factors affecting the Company.

Item 5. Departure of Officer

On August 1, 2020, Stephanie Ferris, the Company's Chief Operating Officer ("COO"), notified the Company of her intention to resign from her position with the Company effective September 2, 2020. Ms. Ferris served as COO of the Company commencing after the Worldpay acquisition and has been instrumental in successfully integrating the Worldpay acquisition into the Company. Ms. Ferris is resigning to spend time with her family before determining future career plans.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 4, 2020	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 4, 2020	By:	/s/ CHRISTOPHER THOMPSON
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)